Form 10QSB
period 1996-03-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1996-05-14
CIK 890447

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ACT OF 1934

            For the transition period from __________ to __________


                           Commission File No. 1-11476


                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                California                                    95-3977501
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)


      15260 Ventura Blvd. Suite 2200                             91403
         Sherman Oaks, California                              (Zip Code)

     Registrant's telephone number, including area code:     (818) 905-0950


     Check whether the issuer (1) filed all reports required to be filed by
          Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                               -----  -----

     As of May 6, 1996, there were 13,949,072 shares of Voice Powered Technology
          International, Inc. Common Stock $.001 par value outstanding excluding outstanding options and warrants.


================================================================================

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS




PART I -- FINANCIAL INFORMATION                                            PAGE NUMBER
                                                                           -----------
     ITEM 1.      Financial Statements -- unaudited

     Balance Sheet as of March 31, 1996                                         3

     Statements of Income (Loss) for the three
     months ended March 31, 1996 and 1995                                       4

     Statements of Cash Flows for the three
     months ended March 31, 1996 and 1995                                       5

     Notes to Financial Statements                                              6

     ITEM 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations              7



PART II -- OTHER INFORMATION

     ITEM 5.      Other Information                                             9

     ITEM 6.      Exhibits and Reports on Form 8-K                              9

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                               MARCH 31,
                                                                                 1996
                                                                              ---------
Current assets
    Cash and cash equivalents                                                 $   1,374
    Receivables, net of allowance for doubtful accounts                           3,281
    Inventory                                                                     2,246
    Prepaid expenses                                                                122
                                                                              ---------
         Total current assets                                                     7,023
                                                                              ---------
Property and equipment
    Equipment                                                                     1,682
    Other                                                                           141
                                                                              ---------
                                                                                  1,823

    Less accumulated depreciation                                                 1,124
                                                                              ---------
Net property and equipment                                                          699

Patents, net of amortization                                                        163
Deferred costs, net of amortization                                                 963
Other assets                                                                        267
                                                                              ---------
         Total assets                                                         $   9,115
                                                                              =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                          $     596
    Accrued expenses                                                              1,467
    Note payable                                                                    883
    Loan payable to finance company                                               1,574
                                                                              ---------
         Total current liabilities                                                4,520

Stockholders' equity
    Preferred stock, $0.001 par value, 10,000,000
       shares authorized; none issued                                              -
    Common stock, $.001 stated value - shares
       authorized, 50,000,000; issued and  out-
       standing,  13,949,072                                                         14
    Additional paid-in capital                                                   27,711
    Accumulated deficit                                                         (23,130)
                                                                              ---------
         Total stockholders' equity                                               4,595
                                                                              ---------
Total liabilities and stockholders' equity                                    $   9,115
                                                                              =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                           STATEMENTS OF INCOME (LOSS)
                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           1995            1996
                                          -------        --------
Net sales                                 $ 5,704        $  2,199
Cost of goods sold                          2,918           1,361
                                          -------        --------
Gross profit                                2,786             838


Operating costs

  Marketing                                 1,202             435
  General and administrative                  792             680
  Research and development                    326             293
  Warehouse                                   306             177
                                          -------        --------
Total operating costs                       2,626           1,585
                                          -------        --------

Operating income (loss)                       160            (747)

Other income (expense), net                    35             (33)
                                          -------        --------

Net income (loss)                         $   195        $   (780)
                                          =======        ========

Net income (loss) per common share        $   .02        $   (.06)
                                          =======        ========

Weighted average common
  shares outstanding                       12,651          13,034
                                          =======        ========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1995            1996
                                                                       -------         -------
Cash flows from operating activities:
  Net income (loss)                                                    $   195         $  (780)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Compensatory stock options                                           16              12
       Depreciation and amortization                                       147             144
  Changes in operating assets and liabilities:
       Decrease in receivables                                             298           1,782
       Decrease in inventory                                                82             716
       Decrease in prepaid expenses                                         23              17
       Increase in patents                                                 (19)           --
       Increase in deferred costs                                         (307)           (168)
       Increase in other assets                                            (59)           (105)
       Decrease in accounts payable                                     (1,047)           (467)
       Increase (decrease) in accrued expenses                             447            (137)
                                                                       -------         -------
            Net cash provided by (used in) operating activities           (224)          1,014
                                                                       -------         -------
Cash flows from investing activities:
  Capital expenditures                                                     (97)            (58)
                                                                       -------         -------
           Net cash used in investing activities                           (97)            (58)
                                                                       -------         -------
Cash flows from financing activities:

  Payments on loan payable                                                --            (1,692)
  Proceeds from exercise of stock options                                 --                15
                                                                       -------         -------
           Net cash used in financing activities                            (3)         (1,677)
                                                                       -------         -------
Net decrease in cash and cash equivalents                                 (324)           (721)
Cash and cash equivalents at the beginning of the year                   4,012           2,095
                                                                       -------         -------
Cash and cash equivalents, March 31                                    $ 3,688         $ 1,374
                                                                       =======         =======


SUPPLEMENTAL DISCLOSURE

Interest paid                                                          $     8         $    54
                                                                       =======         =======

Non-cash financing and investing activities:
        Issuance of compensatory stock options to related party        $  --           $    50
        Issuance of common stock to vendor                                --             1,955
        Conversion of accounts payable to note payable                    --               883


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 -- During the three months ended March 31, 1996, the Company issued to its former manufacturer 1,371,966 shares of the Company's common stock at market value, the proceeds of which were applied to the Company's trade debt to the manufacturer. The stock issuance was in accordance with a Termination Agreement which the Company executed with the manufacturer, establishing the terms and conditions pursuant to which the Company would wind down its relationship with the manufacturer.

NOTE 3 -- During the three months ended March 31, 1996, the Company entered into an agreement with a related party, the inventor of an integral part of the voice recognition technology, which resulted in the Company obtaining unrestricted exclusive ownership rights to the technology. In accordance with this agreement, the Company agreed to pay $100,000 in cash, $50,000 of which has already been paid, and granted stock options which were cumulatively $50,000 lower than market value to the related party. The cost of the technology acquired is included in other assets in the accompanying balance sheet.

ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         The results of the Company's first quarter performance as compared to a year ago continues to reflect the weak performance of the consumer electronics sector during the fourth quarter of 1995, which in turn adversely affected the Company's sales, resulting in higher year end inventories at retail stores, and lower sales volumes for the first quarter. To accelerate sales, and facilitate the introduction of new, lower costing products planned for the second half of 1996, the Company has reduced the pricing of its product line, which resulted in lower gross profit margins and higher expenses as a percentage of sales.

                  RESULTS OF OPERATIONS

                  For the three months ended March 31, 1996, the Company reported an operating loss of $747,000, as compared to operating income of $160,000 for the three months ended March 31, 1995. After adding other income and expense, the Company reported a net loss of $780,000, or $.06 per share, for the three months ended March 31, 1996, and net income of $195,000, or $.02 per share, for the three months ended March 31, 1995.

                  Net sales and gross profit for the three months ended March 31, 1996 were $2,199,000 and $838,000, as compared to $5,704,000 and $2,786,000 for the three months ended March 31, 1995. Gross profit percentage decreased to 38% from 49%. The decrease in sales and gross profit, as stated above, resulted from slower sales of the Company's products, due in part to the weak performance of the consumer electronics sector during the fourth quarter of 1995. The decrease in gross profit percentage reflects the price reductions effected by the Company.

                  Total operating expenses for the three months ended March 31, 1996 and 1995 were $1,585,000 and $2,626,000, respectively. The decrease in expenses is a result of the Company's decreased sales which resulted in lower variable costs, primarily marketing and warehousing (distribution) expenses, combined with the Company's efforts to decrease its fixed costs in all areas of operations.

                  Marketing expenses for the three months ended March 31, 1996 and 1995 were $435,000 and $1,202,000, respectively. The decrease in marketing expenses is associated with both the lower volume of sales and the related lower distribution costs such as sales commission, advertising allowances for retail distributors, international sales expenses, and targeted direct response print advertising expenses, as well as decreased fixed costs including salaries and consulting fees.

                  General and administrative expenses decreased to $680,000 for the three months ended March 31, 1996 from $792,000 for the three months ended March 31, 1995. The decrease is primarily the result of decreased fixed costs including decreases in salaries and consulting fees.

                  Research and development expenses decreased slightly to $293,000 for the three months ended March 31, 1996 from $326,000 for the three months ended March 31, 1995. The decrease is primarily the result of decreased consulting fees, while the Company continues to develop new products as well enhance its proprietary technology.

                  Warehouse and distribution expenses decreased to $177,000 for the three months ended March 31, 1996 from $306,000 for the three months ended March 31, 1995. The decrease is the result of the decreased sales and related decrease in shipping costs, as well as a decrease in salaries.

                  Other expense was $33,000 for the three months ended 1996, primarily relating to interest expense associated with the Company's loan payable, offset by interest income. Other income for the three months ended 1995 was $35,000 primarily relating to interest income.

                  LIQUIDITY

                  At March 31, 1996, the Company had working capital of $2,503,000. During the first quarter of 1996, the Company entered into an amendment to its working capital line of credit agreement. Under this amendment, the lender agreed to waive certain requirements regarding financial covenants as of December 31, 1995 and to amend the required financial covenants through the expiration of the agreement on July 31, 1996, and the Company agreed to a reduction in the aggregate amount of the line of credit from $4,000,000 to $2,000,000. Net payments on this line were $1,692,000 in the first quarter of 1996. In addition, the Company has secured a commitment from a new lender for a $3,000,000 accounts receivable financing agreement which the Company intends to use to replace the working capital line of credit.

                  Also in the first quarter of 1996, the Company executed an agreement with its prior contract manufacturer which establishes the terms and conditions pursuant to which the Company is winding down its affairs with this manufacturer. The terms of this agreement included the issuance to the manufacturer of 1,372,000 shares of the Company's common stock at market value, the proceeds of which, $1,955,000 were applied to the Company's outstanding debt to the manufacturer.

                  Further, in the first quarter of 1996, the Company entered into an agreement with a related party, the inventor of an integral part of the voice recognition technology, which resulted in the Company obtaining unrestricted exclusive ownership rights to the technology. In accordance with this agreement, the Company agreed to pay $100,000 in cash, $50,000 of which has already been paid, and granted stock options which were cumulatively $50,000 lower than market value to the related party. The cost of the technology acquired is included in other assets in the accompanying balance sheet

                  Management believes that its current funds, along with cash flows from projected sales of products, liquidation of discontinued inventory, and availability under the $3,000,000 accounts receivable financing agreement, will satisfy the Company's cash requirements in the ordinary course of business during 1996. The Company's cash flows are largely dependent on the sale of its products. Should anticipated sales levels not be generated, additional funding may be required.

                  The decrease in accounts receivable is attributable mainly to collections on customer receivables which existed at December 31, 1995. Such decrease was offset partially by new receivables from customers from sales made in the first quarter of 1996.

                  The net decrease in accounts payable and accrued expenses of $600,000 as of March 31, 1996 is mainly attributable to payments made to the Company's prior contract manufacturer.

 PART II.  OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.

ITEM 5.  OTHER INFORMATION

                  In February 1996, Mr. H. Ben Taub, a director since 1994, resigned in order to dedicate greater time to his personal business affairs.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibit 11 -- Calculations of Earnings Per Share

                  (b) The Company filed a Current Report on Form 8-K, dated March 15, 1996, with the Commission, reporting information under Item 5 of said Form.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

Date:  May 13, 1996                 By:     /s/ Edward M. Krakauer
                                            ----------------------
                                            Edward M. Krakauer, President and
                                            Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                               Date
/s/ Edward M. Krakauer
- - --------------------------
Edward M. Krakauer                  President and Chief Executive
                                    Officer                                             May 13, 1996

/s/ Mitchell B. Rubin
- - --------------------------
Mitchell B. Rubin                   Vice President-Finance and Operations,
                                    Chief Financial Officer, Chief Accounting
                                    Officer, Secretary                                  May 13, 1996