Form 10QSB
period 1996-06-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1996-08-14
CIK 890447

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
            For the transition period from __________ to _________


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


Check whether the issuer (l) filed all reports required to be filed by Section
   13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
   (2) has been subject to such filing requirements for the past 90 days.
   Yes  X   No
      -----   -----

As of August 7, 1996, there were 13,949,072 shares of Voice Powered
   Technology International, Inc. Common Stock $.001 par value outstanding excluding outstanding options and warrants.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                                PAGE NUMBER
                                                                               -----------
     Item 1.     Financial Statements -- unaudited

         Balance Sheet as of June 30, 1996                                          3

         Statements of Operations for the three and
         six months ended June 30, 1996 and 1995                                    4

         Statements of Cash Flows for the six
         months ended June 30, 1996 and 1995                                        5

         Notes to Financial Statements                                              6



     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of Operations                   7



PART II -- OTHER INFORMATION


     Item 4.     Submission of Matters to a Vote of Security Holders               10

     Item 5.     Other Information                                                 10

     Item 6.     Exhibits                                                          10

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                                      June 30,
                                                                        1996
                                                                      --------
Current assets
   Cash and cash equivalents                                          $  1,538
   Receivables, net of allowance for doubtful accounts                   3,280
   Inventory                                                             1,864
   Prepaid expenses                                                         81
                                                                      --------
        Total current assets                                             6,763
                                                                      --------


Property and equipment
   Equipment                                                             1,737
   Other                                                                   141
                                                                      --------
                                                                         1,878
   Less accumulated depreciation                                         1,203
                                                                      --------
Net property and equipment                                                 675

Patents, net of amortization                                               160
Deferred costs, net of amortization                                      1,070
Other assets                                                               288
                                                                      --------
        Total assets                                                  $  8,956
                                                                      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                   $  1,416
   Accrued expenses                                                      1,054
   Note payable                                                            783
   Loan payable                                                          2,000
                                                                      --------
        Total current liabilities                                        5,253
                                                                      ========


Stockholders' equity
   Preferred stock, $0.001 par value, 10,000,000
     shares authorized; none issued                                         --
   Common stock, $.001 stated value - shares
     authorized, 50,000,000; issued and out-
     standing, 13,949,072                                                   14
   Additional paid-in capital                                           27,722
   Accumulated deficit                                                 (24,033)
                                                                      --------
        Total stockholders' equity                                       3,703
                                                                      --------
Total liabilities and stockholders' equity                            $  8,956
                                                                      ========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
                                  (UNAUDITED)





                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              JUNE 30,                          JUNE 30,
                                        1995             1996             1995             1996
                                     --------         --------         --------         --------
Net sales                            $  6,040         $  2,258         $ 11,744         $  4,458
Cost of goods sold                      3,616            1,605            6,534            2,966
                                     --------         --------         --------         --------
Gross profit                            2,424              653            5,210            1,492


Operating costs
   Marketing                              901              410            2,103              845
   General and administrative             815              603            1,607            1,283
   Research and development               283              245              609              538
   Warehouse                              301              280              607              458
                                     --------         --------         --------         --------
Total operating costs                   2,300            1,538            4,926            3,124
                                     --------         --------         --------         --------

Operating income (loss)                   124             (885)             284           (1,632)

Other income (expense), net                30              (18)              64              (52)
                                     --------         --------         --------         --------

Net income (loss)                    $    154         $   (903)        $    348         $ (1,684)
                                     ========         ========         ========         ========

Net income (loss) per common share   $    .01         $   (.06)        $    .03         $   (.12)

Weighted average common
    shares outstanding                 12,796           13,949           12,727           13,492
                                     ========         ========         ========         ========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1995                     1996
                                                                  ------------             ------------
Cash flows from operating activities:
         Net income (loss)                                        $        348             $     (1,684)
         Adjustments to reconcile net income (loss) to net cash
            used in operating activities:
         Compensatory stock options                                         32                       24
               Depreciation and amortization                               259                      367
Changes in operating assets and liabilities:
               (Increase) decrease in receivables                         (591)                   1,783
               (Increase) decrease in inventory                         (1,165)                   1,098
               Decrease in prepaid expenses                                 41                       58
               Increase in patents                                         (30)                      --
               Increase in deferred costs                                 (498)                    (338)
               Increase in other assets                                    (87)                    (203)
               Increase (decrease) in accounts payable                    (451)                     352
               Increase (decrease) in accrued expenses                     840                     (551)
                                                                  ------------             ------------
                    Net cash provided by (used in) operating
                     activities                                         (1,302)                     906
                                                                  ------------             ------------
Cash flows from investing activities:
         Capital expenditures                                             (254)                    (113)
                                                                  ------------             ------------
                    Net cash used in investing activities                 (254)                    (113)
                                                                  ------------             ------------
Cash flows from financing activities:
         Proceeds from (payments on) loan payable                          450                   (1,265)
         Proceeds from the exercise of stock options                        10                       15
         Payments on note payable                                           --                     (100)
                                                                  ------------             ------------
                    Net cash provided by (used in) financing
                     activities                                            460                   (1,350)
                                                                  ------------             ------------
Net decrease in cash and cash equivalents                               (1,096)                    (557)
Cash and cash equivalents at the beginning of the year                   4,012                    2,095
                                                                  ------------             ------------
Cash and cash equivalents, June 30                                $      2,916             $      1,538
                                                                  ============             ============

Supplemental Disclosure:
Interest paid                                                     $         18             $         88
                                                                  ============             ============

Non-cash financing and investing activities:
         Issuance of compensatory stock options to
          related party                                           $         --             $         50
                 Issuance of common stock to vendor                         --                    1,955
                 Conversion of accounts payable to note payable             --                      883

                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)




NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                 For the three and six month periods ended June 30, 1996, the Company's performance continued to reflect the weak performance of the consumer electronics sector during the fourth quarter of 1995, resulting in higher year end inventories at retail stores, which in turn adversely affected the Company's sales volumes for the first half of 1996. To accelerate sales, and facilitate the introduction of new, lower cost products planned for the second half of 1996, the Company has reduced the pricing of its product line, which resulted in lower gross profit margins and higher expenses as a percentage of sales. Further, the Company has sold off, at book value, significant quantities of its inventory of the Voice MessagePad(TM), which was initially introduced during the fourth quarter of 1995, further depressing gross margins.

                 RESULTS OF OPERATIONS

                 For the three and six month periods ended June 30, 1996, the Company reported operating losses of $885,000 and $1,632,000, respectively.
For the three and six month periods ended June 30, 1995 the Company reported operating income of $124,000 and $284,000, respectively. After adding other expense and income, the Company reported net losses of $903,000 and $1,684,000 for the three and six months ended June 30, 1996 and net income of $154,000 and $348,000 for the same periods in 1995. The resulting net losses per common share for the three and six months ended June 30, 1996 were $.06 and $.12, respectively, while for the three and six months ended June 30, 1995, the Company reported net income per common share of $.01 and $.03.

                 Net sales and gross profit for the three and six months ended June 30, 1996 were $2,258,000 and $653,000, and $4,458,000 and $1,492,000, respectively. For the three and six months ended June 30, 1995, net sales and gross profit were $6,040,000 and $2,424,000, and $11,744,000 and $5,210,000,
respectively. Gross profit percentage decreased to 29% from 40% for the three month periods and to 33% from 44% for the six month periods ended June 30, 1996. The decreases in sales and gross profit, as stated above, resulted from slower sales of the Company's products, due in part to the weak performance of both the consumer electronics sector during the fourth quarter of 1995, and retail inventory carryover into the first two quarters of 1996. The decreases in gross profit percentage reflect the price reductions effected by the Company, and the sale at book value of the Voice MessagePad, a product that the Company has discontinued.

                 Sales for the three months ended June 30, 1996 as compared to the three months ended March 31, 1996 remained consistent while the gross profit percentage decreased by 9 percentage points. The decrease in gross profit primarily relates to the Company's continued price reductions in order to further stimulate sales of the existing product lines, and facilitate the introduction of its new, lower cost, higher gross margin products planned for the second half of the year, and to the sale of the Voice MessagePad inventories at a price which was equal to their book value.

                 Total operating expenses for the three and six months ended June 30, 1996 were $1,538,000 and $3,124,000. Total operating expenses for the three and six months ended June 30, 1995 were $2,300,000 and $4,926,000. The decreases in expenses primarily relate to the Company's decreased sales which resulted in lower variable costs, largely marketing and general and administrative expenses, combined with the Company's efforts to decrease its fixed costs in all areas of operations. For the three months ended June 30, 1996, as compared to the three months ended March 31, 1996, total operating expenses remained consistent.

                 Marketing expenses for the three and six months ended June 30, 1996 were $410,000 and $845,000 respectively. For the same periods in 1995, marketing expenses were $901,000 and $2,103,000. The decreases in marketing expenses are associated with both the lower volume of sales and the related lower distribution costs such as sales commission, advertising allowances for retail distributors, international sales expenses, and targeted direct response print advertising expenses, as well as decreased fixed costs including salaries and amortization. Marketing expenses for the three month period ended June 30, 1996 decreased slightly from the three months ended March 31, 1996, which primarily reflects the Company's efforts to decrease its fixed costs in all areas of operations.

                 General and administrative expenses decreased to $603,000 and $1,283,000 for the three and six month periods ended June 30, 1996 from $815,000 and $1,607,000 for the three and six months ended June 30, 1995. The decreases are primarily the result of decreased fixed costs including salaries, consulting fees, and public costs, and are also associated with the decreased volume of sales and the related decreases in variable general and administrative costs such as royalties and credit card fees. General and administrative expenses for the three month period ended June 30, 1996 decreased by $80,000 from the three months ended March 31, 1996, which again is primarily the result of the Company's efforts to decrease its fixed costs in all areas of operations.

                 Research and development expenses decreased to $245,000 and $538,000 for the three and six months ended June 30, 1996 from $283,000 and $609,000 for the three and six months ended June 30, 1995. The decreases are primarily the result of decreased salaries, consulting fees, and materials. The Company continues to develop new products as well as enhance its proprietary technology. Research and development expenses for the three month period ended June 30, 1996 decreased by $48,000 from the three months ended March 31, 1996, relating to the decreased costs noted.

                 Warehouse and distribution expenses decreased to $280,000 and $458,000 for the three and six months ended June 30, 1996 from $301,000 and $607,000 for the three and six months ended June 30, 1995. The decreases are the result of the decreased sales and related decreases in shipping costs, as well as decreases in salaries, consultants, and travel. These decreases were partially offset by increases in temporary labor costs and warranty parts expenses. Warehouse and distribution expenses for the three month period ended June 30, 1996 increased by $102,000 from the three month period ended March 31, 1996 again relating to the increases in temporary labor costs and warranty parts expenses.

                 Other expense for the three and six months ended June 30, 1996 was $18,000 and $52,000, primarily relating to interest expense associated with the Company's loan payable, offset by interest income. For the three and six months ended June 30, 1995, other income was $30,000 and $64,000, which resulted primarily from interest income.

                 LIQUIDITY

                 At June 30, 1996, the Company had working capital of $1,510,000. The Company currently has a $2.0 million ($4.0 million at December 31, 1995) working capital line of credit facility, which expires August 16, 1996. This Company made net payments of $1,265,000 during the first six months of 1996, applied against a balance at December 31, 1995 of $3,265,000. The Company is in the process of concluding a $3,000,000 accounts receivable revolving purchase facility from a new financial institution which the Company intends to use to replace the working capital line of credit.

                 The Company's previously disclosed price reduction program for its products, which resulted in the payment of price protection by the Company to its retailers, sales of discontinued product inventories at book value and reduced gross profit margins resulting from the sale of older, higher cost IQ-VOICE Organizer models during the first half of 1996, have negatively impacted the Company's working capital and cash positions. Nevertheless, management presently believes that the Company's cash flows from the anticipated level of sales of products, together with the remaining sale of certain inventories and the availability under the $3,000,000 accounts receivable revolving purchase facility, will satisfy the Company's cash requirements in the ordinary course of business during 1996. However, the Company's cash flows are largely dependent on the sale of its products, and should anticipated sales not be generated additional funding will be required. The Company is considering raising additional funding of approximately $1,500,000 to provide cash reserves and funds desired in order to more aggressively advertise its products and pursue research and development activities; however, no agreements presently exist for such funding.

                 The information in the immediately preceding paragraphs is forward looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the Company's actual sales and their timing, the actual receipt of outstanding accounts receivables and their timing, unanticipated inventory problems, the need to react to unanticipated competitive price moves, unanticipated product quality problems, unanticipated productions problems, etc., which could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

                 In the first quarter of 1996, the Company executed an agreement with its prior contract manufacturer which established the terms and conditions pursuant to which the Company is winding down its affairs with this manufacturer. The terms of this agreement included the issuance to the manufacturer of 1,372,000 shares of the Company's common stock at market value, the proceeds of which, $1,955,000, were applied to the Company's outstanding debt to the manufacturer. Furthermore, the agreement required that the Company make periodic cash payments to amortize the remaining balance of $1,283,668. The balance as of June 30, 1996 for this obligation is $783,668. The Company has not made the payments due of $50,000 each on June 30 and July 31, pursuant to this agreement; however, the manufacturer has agreed to delay any further payments until after September 1, 1996, and has stated a willingness to negotiate a revised payment schedule.

                 Further, in the first quarter of 1996, the Company entered into an agreement with a related party, the inventor of an integral part of the voice recognition technology, which resulted in the Company obtaining unrestricted exclusive world wide ownership rights to the technology subject to ongoing royalties. In accordance with this agreement, the Company agreed to pay $100,000 in cash, $50,000 of which has already been paid, and granted stock options which were cumulatively $50,000 lower than market value to the related party. The cost of the technology acquired is included in other assets in the accompanying balance sheet.

                 The decrease in accounts receivable is attributable mainly to collections on customer receivables which existed at December 31, 1995. Such decrease was offset partially by new receivables from customers as a result of sales made in the second quarter of 1996.

                 The decrease in inventory is attributable to the Company's sales of its December 31, 1995 inventories which were, as stated, unexpectedly high.

                 The increase in deferred costs is primarily attributable to costs associated with the manufacturing start-up of the Company's new products, the IQ#VOICE(TM) Pocket Organizer and the Voice Organizer Pager.

                 Included in the increase in other assets is the acquisition of unrestricted exclusive world-wide ownership rights, subject to ongoing royalties, of the Company's voice recognition technology, as described above.

                 The net decrease in accounts payable and accrued expenses of $199,000 as of June 30, 1996 is mainly attributable to payments made to the Company's prior contract manufacturer.

PART II.  OTHER INFORMATION


The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The annual meeting of shareholders of the Company was held on June 19, 1996. Proxies for such meeting were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition of management's nominees as listed in the proxy statement. Each of the nominees was elected for a one year term expiring in 1997.

                 Votes of 10,511,197 shares were cast for the election of Edward M. Krakauer as a Director; 389,563 shares were withheld.

                 Votes of 10,518,407 shares were cast for the election of Mitchell B. Rubin as a Director; 382,353 shares were withheld.

                 Votes of 10,545,612 shares were cast for the election of Myron Hitchcock as a Director; 355,148 shares were withheld.

                 Votes of 10,559,727 shares were cast for the election of Dr. Jack Steele as a Director; 341,033 shares were withheld.

                 Votes of 10,526,627 shares were cast for the election of Ernest W. Townsend as a Director; 374,133 shares were withheld.

                 Votes of 10,672,255 shares were cast for the ratification of the appointment of BDO Seidman as independent auditors for the Company for the calendar year ending December 31, 1996; 97,352 shares were cast against the ratification; and votes totaling 131,153 shares were withheld.


ITEM 5.  OTHER INFORMATION

                 In June 1996, Mr. Mark L. Frankel, the Vice President of Marketing and Sales and a director since 1995, resigned to pursue other business interests.


ITEM 6.  EXHIBITS

                 Exhibit 11 -- Calculations of Earnings (Loss) Per Share

                                                                      Exhibit 11

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              6/30/95       06/30/96            06/30/95    06/30/96
                                                              ----------------------            --------------------
ENDING MARKET PRICE PER SHARE                              $       3.25     $       1.19     $       3.25     $       1.19
                                                           ------------     ------------     ------------     ------------

AVERAGE MARKET PRICE PER SHARE                             $       3.06     $       1.39     $       2.68     $       1.52
                                                           ------------     ------------     ------------     ------------

EARNINGS:
Net income (loss) applicable
    to common stock                                        $    153,700     $   (903,200)    $    348,300     $ (1,683,600)
                                                           ============     ============     ============     ============

PRIMARY EARNINGS PER SHARE:
Weighted average number of common
    shares outstanding                                       12,536,280       13,949,072       12,534,444       13,491,748

Incremental shares assuming all dilutive
    options and warrants exercised and proceeds
    used to purchase shares in the market at the
    average stock price during the period                       259,887                0          192,960                0
                                                           ------------     ------------     ------------     ------------

Total                                                        12,796,167       13,949,072       12,727,404       13,491,748
                                                           ============     ============     ============     ============

Primary earnings (loss) per share                          $        .01     $      ( .06)    $        .03     $       (.12)
                                                           ============     ============     ============     ============

FULLY DILUTED EARNINGS PER SHARE:

Weighted average number of common
    shares outstanding                                       12,536,280       13,949,072       12,534,444       13,491,748

Incremental shares assuming all dilutive
    options and warrants exercised and proceeds
    used to purchase shares in the market at the
    average stock price during the period, or the
    stock price at the end of the period, whichever
    is higher                                                   333,455                0          333,037                0
                                                           ------------     ------------     ------------     ------------

Total                                                        12,869,735       13,949,072       12,867,481       13,491,748
                                                           ============     ============     ============     ============

Fully diluted earnings (loss) per share                    $        .01     $      ( .06)    $        .03     $       (.12)
                                                           ============     ============     ============     ============


Note: Common stock equivalents for the three and six month periods ended June 30, 1996 have not been considered as the effect would be anti-dilutive.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


Date: August 13, 1996               By:     /s/ Edward M. Krakauer
                                            ----------------------------------
                                            Edward M. Krakauer, President and
                                            Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                         Date


/s/ Edward M. Krakauer
- --------------------------
Edward M. Krakauer                President and Chief Executive
                                  Officer                       August 13, 1996


/s/ Mitchell B. Rubin
- --------------------------
Mitchell B. Rubin                 Vice President-Finance and
                                  Operations, Chief Financial
                                  Officer, Chief Accounting
                                  Officer, Secretary            August 13, 1996