Form 10QSB
period 1996-09-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1996-11-14
CIK 890447

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ________________________

                                  FORM 10-QSB


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

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




    Check whether the issuer (l) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


    As of November 8, 1996, there were 13,949,072 shares of Voice Powered
        Technology International, Inc. Common Stock $.001 par value outstanding.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS





PART I -- FINANCIAL INFORMATION


                                                                           PAGE
                                                                          NUMBER
     ITEM 1.     Financial Statements
         Balance Sheet as of September 30, 1996                              3

         Statements of Operations for the three and
         nine months ended September 30, 1996 and 1995                       4

         Statements of Cash Flows for the nine
         months ended September 30, 1996 and 1995                            5

         Notes to Financial Statements                                       6



     ITEM 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of Operations            7



PART II -- OTHER INFORMATION


      ITEM 6.    Exhibits                                                   11

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                                                            SEPTEMBER 30,
                                                                                                1996
                                                                                           --------------
Current assets
   Cash and cash equivalents (Note 2)                                                         $    572

   Receivables, net of allowance for doubtful accounts                                           2,707
   Less receivables sold to financial institution (Note 2)                                       1,182
                                                                                              --------
   Net receivables                                                                               1,525

   Inventory                                                                                     1,486
   Prepaid expenses                                                                                 54
                                                                                              --------
         Total current assets                                                                    3,637
                                                                                              --------

Property and equipment
   Equipment                                                                                     1,804
   Other                                                                                           142
                                                                                              --------
                                                                                                 1,946
   Less accumulated depreciation                                                                 1.290
                                                                                              --------
Net property and equipment                                                                         656

Patents, net of amortization                                                                       156
Deferred costs, net of amortization                                                              1,077
Other assets                                                                                       323
                                                                                              --------
         Total assets                                                                         $  5,849
                                                                                              ========


                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                           $  2,041
   Accrued expenses                                                                              1,094
   Note payable                                                                                    783
                                                                                              --------
         Total current liabilities                                                               3,918
                                                                                              --------

Stockholders' equity
   Preferred stock, $0.001 par value, 10,000,000
      shares authorized; none issued                                                                -
   Common stock, $.001 stated value - shares
      authorized, 50,000,000; issued and out-
      standing, 13,949,072                                                                          14
   Additional paid-in capital                                                                   27,735
   Accumulated deficit                                                                         (25,818)
                                                                                              --------
         Total stockholders' equity                                                              1,931
                                                                                              --------
Total liabilities and stockholders' equity                                                    $  5,849
                                                                                              ========




                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          STATEMENTS OF INCOME (LOSS)
                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
                                  (UNAUDITED)


                                           THREE MONTHS ENDED                           NINE MONTHS ENDED
                                              SEPTEMBER 30,                                SEPTEMBER 30,
                                         1995               1996                     1995             1996
                                       --------           --------                 --------         --------
Net sales                              $  6,144           $  1,910                 $ 17,889         $  6,368
Cost of goods sold                        3,649              1,622                   10,183            4,588
                                       --------           --------                 --------         --------
Gross profit                              2,495                288                    7,706            1,780


Operating costs

   Marketing                                888                840                    2,991            1,685
   General and administrative               807                639                    2,415            1,922
   Research and development                 323                288                      932              826
   Warehouse                                253                259                      860              717
                                       --------           --------                 --------         --------
Total operating costs                     2,271              2,026                    7,198            5,150
                                       --------           --------                 --------         --------

Operating income (loss)                     224             (1,738)                     508           (3,370)

Other income (expense), net                 (25)               (46)                      39              (98)
                                       --------           --------                 --------         --------

Net income (loss)                      $    199           $ (1,784)                $    547         $ (3,468)
                                       ========           ========                 ========         ========

Net income (loss) per common share     $    .02           $   (.13)                $    .04         $   (.25)

Weighted average common
    shares outstanding                   13,007             13,949                   12,794           13,644
                                       ========           ========                 ========         ========





                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1995                    1996
                                                                 --------------          --------------
Cash flows from operating activities:
  Net income (loss)                                               $          547         $     (3,468)
   Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
         Compensatory stock options                                           48                    36
        Depreciation and amortization                                        432                   624
Changes in operating assets and liabilities:
        (Increase) decrease in receivables, net                           (2,301)                3,538
        (Increase) decrease in inventory                                    (841)                1,476
        Decrease in prepaid expenses                                          32                    84
        Increase in patents                                                  (31)                    -
        Increase in deferred costs                                          (626)                 (457)
        Increase in other assets                                            (115)                 (291)
        Increase (decrease) in accounts payable                             (974)                  977
        Increase (decrease) in accrued expenses                              287                 (511)
                                                                  --------------         -------------
             Net cash provided by (used in) operating activities          (3,542)                2,008
                                                                  --------------         -------------
Cash flows from investing activities:
  Capital expenditures                                                      (427)                 (181)
                                                                  --------------         -------------
             Net cash used in investing activities                          (427)                 (181)
                                                                  --------------         -------------
Cash flows from financing activities:
  Payments on note payable                                                     -                  (100)
  Proceeds from (payments on) loan payable                                 1,965                (3,265)
  Proceeds from the exercise of stock options and warrants                    83                    15
  Payments on capital lease obligations                                      (11)                    -
                                                                  --------------         -------------
             Net cash provided by (used in) financing activities           2,037                (3,350)
                                                                  --------------         -------------
Net decrease in cash and cash equivalents                                 (1,932)               (1,523)
Cash and cash equivalents at the beginning of the year                     4,012                 2,095
                                                                  --------------         -------------
Cash and cash equivalents, September 30                           $        2,080         $         572
                                                                  ==============         =============

SUPPLEMENTAL DISCLOSURE:
Interest paid                                                     $           52         $         147
                                                                  ==============         =============

Non-cash financing and investing activities:
       Issuance of compensatory stock options to related party    $           --         $          50
       Issuance of common stock to vendor                                     --                 1,955
       Conversion of accounts payable to note payable                         --                   883





                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)




NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 -- On August 20, 1996, the Company entered into a $3.0 million accounts receivable transfer and purchase agreement with a financial institution. Under the terms of this agreement, the Company may sell certain accounts receivable to the financial institution for an initial payment from the institution of 65% of the net amount of the related invoices. The Company pays a fixed discount of 1.25% of the net amount upon sale of the invoice, and a variable discount of a base rate maintained by the institution plus 2% per annum (10.25% at September 30, 1996) on the initial payment until the related invoices are paid by the customer. Further, the Company is required to maintain a deposit account at the financial institution to be used as a collateral account for an amount that varies from zero to $750,000 depending on the amount of outstanding uncollected accounts sold to the financial institution. In addition, the Company has granted the financial institution a security interest in all assets as security for the Company's performance under this agreement. This agreement was used to pay off and replace the $2.0 million working capital line of the credit facility previously used by the Company. At September 30, 1996, the Company had $1,182,000 in accounts receivable which had been purchased under this agreement, and $150,000 in cash collateral.

    ITEM 2.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS



                     For the three and nine month periods ended September 30, 1996, the Company's performance continued to reflect the effects of the carryover of 1995 year end inventories at retail stores, resulting from the weak performance of the consumer electronics sector during the fourth quarter of 1995, and price reductions in the first quarter of 1996, both of which adversely affected the Company's sales for the first three quarters of 1996. The Company's performance was further hindered by delays in the production of its new, lower cost products planned for the middle of the third quarter of 1996. Substantial shipments of these new products did not commence until October 1996.

                     To accelerate sales of its older, higher cost products and to facilitate the introduction of its new products, the Company had reduced the pricing of its product line, accepted returns from customers of unsold older merchandise in exchange for purchase commitments for new products (which are expected to be fulfilled during the fourth quarter of 1996), and entered into additional advertising commitments with its customers. These procedures resulted in reduced net sales, lower gross profit margins, and
    higher expenses as a percentage of sales.   Also, the Company continued to
    sell off, at book value, older inventory items which further depressed gross margins.


                     RESULTS OF OPERATIONS

                     For the three and nine month periods ended September 30, 1996, the Company reported operating losses of $1,738,000 and $3,370,000, respectively. For the three and nine month periods ended September 30, 1995 the Company reported operating income of $224,000 and $508,000, respectively. After adding other expense and income, the Company reported net losses of $1,784,000 and $3,468,000 for the three and nine months ended September 30, 1996, and net income of $199,000 and $547,000 for the same periods in 1995. The resulting net losses per common share for the three and nine months ended September 30, 1996 were $.13 and $.25, respectively, while for the three and nine months ended September 30, 1995, the Company reported net income per common share of $.02 and $.04.

                     Net sales and gross profit for the three and nine months ended September 30, 1996 were $1,910,000 and $288,000, and $6,368,000 and
    $1,780,000, respectively. For the three and nine months ended September 30, 1995, net sales and gross profit were $6,144,000 and $2,495,000, and $17,889,000 and $7,706,000, respectively. Gross profit percentage decreased to 15% from 41% for the three month periods, and to 28% from 43% for the nine month periods ended September 30, 1996. The decreases in sales and gross profit, as stated above, resulted from slower sales of the Company's products, due in part to retail inventory carryover resulting from the weak performance of the consumer electronics sector during the fourth quarter of 1995. Further contributing to those decreases, as well as the decreases in gross profit percentages, were the previously noted price reductions effected by the Company, returns accepted by the Company in exchange for purchase commitments from customers for new products, production delays on the Company's new products, and the sale at book value of older product lines.

                     Sales for the three months ended September 30, 1996 as compared to the three month periods ended June 30, 1996 and March 31, 1996 decreased by $348,000 and $290,000, respectively. Gross profit percentage decreased by approximately 14 and 23 percentage points from the same respective periods. The decreases in sales and gross profit relate to the Company's continued efforts to recover from the effects of the fourth quarter of 1995, specifically the price reductions implemented earlier in 1996 and the acceptance of returns of older products in exchange for orders for the newer models, as well as to the noted production delays for the Company's new, lower cost products which occurred during the third quarter of 1996.

                     Total operating expenses for the three and nine months ended September 30, 1996 were $2,026,000 and $5,150,000. Total operating expenses for the three and nine months ended September 30, 1995 were $2,271,000 and $7,198,000. The decreases in expenses primarily relate to the Company's decreased sales which resulted in lower variable costs, largely marketing and general and administrative expenses, combined with the Company's efforts to decrease its fixed costs in all areas of operations. For the three months ended September 30, 1996, as compared to the three months ended June 30, 1996 and March 31, 1996, total operating expenses increased by $488,000 and $441,000, respectively. These increases primarily relate to increased marketing expenses incurred by the Company in order to balance inventories and stimulate sales of older product lines, as well as costs associated with development of advertising campaigns for the new product lines.

                     Marketing expenses for the three and nine months ended September 30, 1996 were $840,000 and $1,685,000 respectively. For the same periods in 1995, marketing expenses were $888,000 and $2,991,000. The decrease in marketing expenses for the nine month periods is associated with both the lower volume of sales and the related lower distribution costs such as sales commission, advertising allowances for retail accounts, international sales expenses, and targeted direct response print advertising expenses, as well as decreased fixed costs including salaries and amortization. Marketing expenses for the three month periods only slightly decreased due to increased expenses incurred by the Company in the third quarter of 1996 in order to stimulate sales of its product lines. Included in these expenses are increased advertising allowances for retail accounts to accelerate sales of both the older inventory in the retail channels as well as costs associated with advertising campaigns for the new product lines, various costs associated with certain returns accepted by the Company to balance inventories, and also increased international sales expenses. Marketing expenses for the three month period ended September 30, 1996 increased from the three months ended June 30, 1996 and March 31, 1996 by $430,000 and $406,000, respectively due primarily to the same items.

                     General and administrative expenses decreased to $639,000 and $1,922,000 for the three and nine month periods ended September 30, 1996 from $807,000 and $2,415,000 for the three and nine months ended September 30, 1995. The decreases are primarily the result of decreased fixed costs including salaries, consulting fees, and public costs, and are also associated with the decreased volume of sales and the related decreases in variable general and administrative costs. General and administrative expenses for the three month period ended September 30, 1996 remained relatively consistent from the three month periods ended June 30, 1996 and March 31, 1996.

                     Research and development expenses decreased to $288,000 and $826,000 for the three and nine months ended September 30, 1996 from $323,000 and $932,000 for the three and nine months ended September 30, 1995. The decreases are primarily the result of decreased salaries, consulting fees, and materials. Research and development expenses for the three month period ended September 30, 1996 remained relatively consistent from the three month periods ended June 30, 1996 and March 31, 1996 as the Company continues its new product development activities.

                     Warehouse and distribution expenses were $259,000 and $717,000 for the three and nine months ended September 30, 1996, and were $253,000 and $860,000 for the three and nine months ended September 30, 1995. The decrease for the nine month periods is the result of the decreased sales and related decreases in shipping costs, as well as decreases in salaries, consultants, and travel. These decreases were partially offset by increases in temporary labor costs and warranty parts
    expenses.   Further, while returned goods, including the retail returns accepted in the third quarter of 1996, contributed to a reduction in net sales, variable shipping expenses to both process such returns and to repackage the returned goods for sale were incurred. Warehouse and distribution expenses for the three month period ended September 30, 1996 were consistent with the three months ended June 30, 1996, but increased by $82,000 from the three month period ended March 31, 1996, again relating to the above costs.

                     Other expense for the three and nine months ended September 30, 1996 was $46,000 and $98,000, primarily relating to fees and interest expense associated with the Company's agreements regarding its receivables financing as noted in the liquidity section. For the three and nine months ended September 30, 1995, other expense was $25,000 and other income was $39,000, respectively, resulting from interest expense offset by interest income.


                      LIQUIDITY AND CAPITAL RESOURCES

                     At September 30, 1996, the Company had negative working capital of $281,000. The effects of the carryover of 1995 year end inventories at retail stores, resulting from the weak performance of the consumer electronics sector during the fourth quarter of 1995, and price reductions effected in the first quarter of 1996 adversely affected the Company's sales for the first three quarters of 1996, and have negatively impacted the

   Company's working capital and cash positions. The Company's performance was further hindered by delays in the production of its new, lower cost products originally planned for the mid third quarter of 1996, and by the need to stock balance retailer inventories as a requirement for gaining distribution of its new product models.

                      As a result of the foregoing, management is actively seeking a strategic relationship, including merger opportunities, in order to strengthen and grow its financial base. The Company is also seeking funding of approximately $1,500,000 in order to satisfy cash requirements in the ordinary course of business during 1996 and into 1997, develop a major new voice recognition product, and provide funding for the costs that may be associated with effecting such strategic relationship. Such funding activities are directed toward raising capital in the form of equity or debt. At present, no definitive agreements for such funding or strategic relationship exist, and failure to obtain such funding could result in the Company having insufficient cash resources to meet its obligations in the first quarter of 1997.

                      Other than the development of a new voice recognition product and costs associated with effecting a strategic relationship, both of which are contingent on the raising of capital as noted above, no significant capital expenditures are expected in the near future.

                      On August 20, 1996, the Company entered into a $3.0 million accounts receivable transfer and purchase agreement with a financial institution. Under the terms of this agreement, the Company may sell certain accounts receivable to the financial institution for an initial payment from the institution of 65% of the net amount of the related invoices. The Company pays a fixed discount of 1.25% of the net amount upon sale of the invoice, and a variable discount of a base rate maintained by the institution plus 2% per annum (10.25% at September 30, 1996) on the initial payment until the related invoices are paid by the customer. Further, the Company is required to maintain a deposit account at the financial institution to be used as a collateral account for an amount that varies from zero to $750,000 depending on the amount of outstanding uncollected accounts sold to the financial institution. In addition, the Company has granted the financial institution a security interest in all assets as security for the Company's performance under this agreement. This agreement was used to pay off and replace the $2.0 million working capital line of the credit facility previously used by the Company. At September 30, 1996, the Company had $1,182,000 in accounts receivable which had been purchased under the agreement, and $150,000 in cash collateral.

                      In the first quarter of 1996, the Company executed an agreement with its prior contract manufacturer which established the terms and conditions pursuant to which the Company is winding down its affairs with this manufacturer. The terms of this agreement included the issuance to the manufacturer of 1,372,000 shares of the Company's common stock at market value, the proceeds of which, $1,955,000, were applied to the Company's outstanding debt to the manufacturer. Furthermore, the agreement required that the Company make periodic cash payments to amortize the remaining balance of $1,283,668, and the Company granted a security interest subordinate to the financial institution noted above in its inventory, accounts receivable and equipment to secure the foregoing. The balance as of September 30, 1996 for this obligation is $783,668. The Company has not made payments due on various dates pursuant to this agreement. The manufacturer has not declared the Company in default, and is in discussion with the Company regarding a revised payment schedule. No assurance can be given that an agreement with regard to the foregoing will be reached, or if reached, as to the terms thereof.

                      Further, in the first quarter of 1996, the Company entered into an agreement with a related party, the inventor of an integral part of the voice recognition technology, which resulted in the Company obtaining unrestricted exclusive world wide ownership rights to the technology subject to ongoing royalties. In accordance with this agreement, the Company agreed to pay $100,000 in cash ($50,000 of which had previously been paid, and $50,000 of which was paid in the third quarter of 1996), and granted stock options which were cumulatively $50,000 lower than market value to the related party. The cost of the technology acquired is included in other assets in the accompanying balance sheet.

                      The decrease in accounts receivable is attributable mainly to collections on customer receivables which existed at December 31, 1995, the sale of certain accounts to a financial institution as noted above, and lower sales in the third quarter.

                      The decrease in inventory is attributable to the Company's sales of its December 31, 1995 inventories which were, as previously stated, unexpectedly high.

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

                      The net increase in accounts payable and accrued expenses of $466,000 as of September 30, 1996 is mainly attributable to payables to the Company's current contract manufacturer relating to the purchase of inventory.

                       The Company had entered into an agreement with MobileComm for the purchase and joint marketing of a Voice Organizer/Pager in December of 1995. The agreement was revised as of November 1996. Under the revised agreement, MobileComm will cooperate with the Company in the marketing of the Voice Organizer/Pager to MobileComm customers, continue to provide paging services in support of the product, and pay certain other sums to the Company in consideration for the elimination of future purchase commitments and activation fees.

                      The information in the preceding paragraphs is forward looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the Company's actual sales and their timing, the actual receipt of outstanding accounts receivables and their timing, unanticipated inventory problems, the need to react to unanticipated competitive price moves, unanticipated product quality problems, unanticipated productions problems, etc., which could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

PART II.  OTHER INFORMATION


The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.


ITEM 6.  EXHIBITS

                 Exhibit 11 -- Calculations of Earnings Per Share

EXHIBIT 11

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    9/30/95       9/30/96         9/30/95        9/30/96
----------------------------------------------------------------------------------------------------------
ENDING MARKET PRICE PER SHARE                    $      3.63  $        .78     $     3.63     $       0.78
                                                 -----------  ------------     ----------     ------------

AVERAGE MARKET PRICE PER SHARE                   $      3.56  $       1.01     $     2.68     $       1.35
                                                 -----------  ------------     ----------     ------------

EARNINGS:
Net income (loss) applicable
    to common stock                               $ 199,000  $ (1,784,000)      $ 547,000     $(3,468,000)
                                                  =========  =============      =========     ============

PRIMARY EARNINGS  PER SHARE:

Weighted average number of common
    shares outstanding                           12,558,629     13,949,072     12,542,846       13,644,191

Incremental shares assuming all dilutive
    options and warrants exercised and proceeds
    used to purchase shares in the market at the
    average stock price during the period            448,632             0        251,479                0
                                                 -----------  ------------     ----------     ------------

Total                                            13,007,261     13,949.072     12,794,325       13,644,191
                                                 ==========     ==========     ==========     ============

Primary earnings (loss) per share                $      .02   $     ( .13)     $      .04     $      (.25)
                                                 ==========   ============     ==========     ============

FULLY DILUTED EARNINGS PER SHARE:

Weighted average number of common
    shares outstanding                           12,558,629     13,949.072     12,542,846       13,644,191

Incremental shares assuming all dilutive
    options and warrants exercised and proceeds
    used to purchase shares in the market at the
    average stock price during the period, or the
    stock price at the end of the period, whichever
    is higher                                        467,470             0        472,696                0
                                                 -----------  ------------     ----------     ------------

Total                                            13,026,099     13,949.072     13,015,542       13,644,191
                                                 ==========     ==========     ==========     ============

Fully diluted earnings (loss) per share          $      .02   $      (.13)     $      .04     $      (.25)
                                                 ==========   ============     ==========     ============



Note: Common stock equivalents for the three and nine month periods ended September 30, 1996 have not been considered because their effect would be anti-dilutive.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOICE POWERED TECHNOLOGY
                                       INTERNATIONAL, INC.



Date: November 11, 1996                By: /s/ Edward M. Krakauer
                                          --------------------------------
                                          Edward M. Krakauer, President and
                                          Chief Executive Officer






     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                         Title                                        Date
/s/ Edward M. Krakauer
----------------------------------
Edward M. Krakauer                                          President and Chief Executive
                                                            Officer                                            November 11, 1996


/s/ Mitchell B. Rubin
----------------------------------
Mitchell B. Rubin                                          Vice President Finance and Operations,
                                                           Chief Financial Officer, Chief Accounting
                                                           Officer, Secretary                                  November 11, 1996