Form 10KSB
period 1996-12-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1997-06-09
CIK 890447

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                   FORM 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934   (Fee Required)

                   For the fiscal year ended December 31, 1996
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
           (No Fee Required)

                For the transition period from ______ to _______

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


                       18425 Burbank Boulevard, Suite 508
                            Tarzana, California 91356
                                 (818) 757-1100
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange
      Title of each class:                         on which registered:
      --------------------                         --------------------
  Common Stock $.001 par value                             None
 Warrants expiring October 1997

Securities registered under Section 12(g)
        of the Exchange Act:
              None

        Check whether the issuer (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   No  X
                                                                       --    --

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB___.

        State issuer's revenues for its most recent fiscal year: $10,813,447.

        The aggregate market value of the issuer's Common Stock held by non-affiliates as of April 30, 1997 (assuming for this purpose that only directors and officers of registrant are affiliates of registrant), based on the closing price on that date, was approximately $976,435.04.

        As of April 30, 1997 there were 13,949,072 shares of Voice Powered Technology International, Inc. Common Stock, $.001 par value, outstanding.

================================================================================

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

        Voice Powered Technology International, Inc. (the "Company"), incorporated in California in June 1985, began active operations in January 1990. The Company was formed to develop, market, and distribute low-cost voice recognition and voice activated products on a world-wide basis, both directly and through licensing agreements. From January 1990 until July 1992, the Company operated as a development stage enterprise.

        The Company's voice-recognition VoiceLogic(TM) Technology (the "Technology") is fully developed and in commercial use in a variety of consumer oriented products manufactured for the Company under contract with third parties. Additional products are scheduled for commercial release during 1997, and the Company intends to pursue, subject to availability of adequate financial resources, distribution, licensing, and other arrangements for the manufacture, use, and sale of the Technology in consumer, business, and electronic products in the United States and worldwide. The Technology can be used in a variety of products with only limited modifications to the application software for adaptation to the specific product. The core Technology can also be adapted easily for use in virtually any spoken language in the world, thus enabling it to be used in virtually any country in the world.

        The Technology consists of a combination of exclusive rights developed and acquired by the Company for advanced low-cost voice recognition technology called VoiceLogic, which can operate on penlight or nicad batteries. This Technology permits utilization of the human voice as a replacement for manual controls, such as buttons, switches, and dials in activating and controlling everyday consumer and business products.

        In addition to products which are based upon the VoiceLogic Technology, the Company has developed additional voice activated products which utilize digital speech compression and other state-of-the-art voice technologies which the Company has developed or licensed. It is the intent of the Company to continue to dedicate resources when available to the improvement of the Technology as well as to investigate new developments in voice technology and, where appropriate, seek to obtain exclusive or nonexclusive licenses for such technologies in order to maintain its competitive position in the market for voice activated consumer products.

        The Company presently employs a two-pronged strategy in its approach to the marketplace for voice activated products:

        PROPRIETARY PRODUCTS. The Company dedicates significant resources to the conceptualization, research, and development of consumer product applications of the Technology and other voice technologies. Such applications seek to provide: a high level of consumer benefit through simplification of use and enhancement of functionality of existing consumer products; a unique solution to everyday consumer problems for which no product presently exists; a low barrier to entry for manufacturing such products; and potential profit margins as a result of anticipated retail price as compared to manufacturing costs. In addition, the Company adopted a brand strategy utilizing its IQoVOICE(TM) trademark for all of its proprietary products. The Company's proprietary products include the IQoVOICE Organizer(TM) and the IQoVOICE Organizer/Pager(TM). The Company has developed other products including the IQoVOICE Tell-It Phone(TM) and the IQoVOICE MessagePad which are no longer being marketed. The Company markets its proprietary products through retail distribution channels in the United States and through international distributors. Certain of the Company's proprietary products are also suited to consumer direct marketing through targeted direct response advertising, particularly during the product's introductory stage. Direct marketing, when successful, can provide revenue and profits to the Company during a product's initial launch, as well as create consumer awareness for the products, which can accelerate sales when retail distribution is achieved.

        TECHNOLOGY. In product categories where the Company believes it advantageous, the Company seeks development and/or licensing opportunities with major manufacturers in product categories which include office business equipment, home appliances, video and audio, wireless communications, and toys. The Company believes that the level of consumer acceptance of the Technology generated by the Company's own products, combined with other companies' promotion of voice activation products and services such as telephone dialing and computer software operation, should, in time, broaden and increase interest in voice activation from many original equipment manufacturers ("O.E.M.'s") and, in turn, create additional licensing and development opportunities for the Company.

        SUBSEQUENT EVENTS. Subsequent to year end, in May 1997, the Company consummated a transaction involving two agreements with Franklin Electronic Publishers, Inc. ("Franklin"), a Pennsylvania corporation. The first agreement was a Purchase and Loan Agreement in which the two companies entered into the following transactions: 1) The Company transferred and sold to Franklin for $450,000 in cash its inventory, rights to work in process, manufacturing assets, marketing assets, and software and hardware design assets for the Company's IQoVOICE Organizer Models 5150 and 5160 (IQoVOICE Pocket Organizers); 2) The Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction; and 3) Franklin loaned the Company cash equal to $1,200,000, in addition to $500,000 previously loaned to the Company, and restructured the payment terms of a new $1,700,000 note over a four year period. The second agreement was a Technology Transfer Agreement in which the two companies entered into the following transactions: 1) The Company granted to Franklin a non-exclusive perpetual license for technology rights evidenced by the Company's patent related to operation of Voice Organizer products as well as other technology and software developed by the Company related to or used in the Model 5150 and 5160 for an advance royalty of $700,000 against an agreed upon per unit royalty; and 2) the Company assigned the rights to the VoiceLogic Technology to Franklin, and Franklin granted back to the Company a non-exclusive perpetual license of the VoiceLogic Technology, including the right to sublicense, for the development, manufacture, sale and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin. (See also "Item 1. Description of Business - Manufacturing/Subsequent Events" for a discussion of further transactions entered into by the Company utilizing a portion of the proceeds from the transaction with Franklin.)


THE VOICELOGIC TECHNOLOGY

        The Technology is proprietary technology which was owned by the Company and as a result of the transactions described under "Item 1. Description of Business - General/Subsequent Events" above, is now licensed by the Company. The Company modified the basic Technology to improve upon it and to adapt it to specific applications in product categories for which the Company had exclusive rights. As of February 1996, the Company acquired from the inventor of the Technology all right, title, and interest, and any future improvements in and to the Technology, subject to payment of ongoing royalties, thereby eliminating any and all limitations as to the Company's use of the Technology. The Technology is protected by copyrights, patent applications, and trade secrets (see "Item 1. Description of Business - General/Subsequent Events"). The low-cost, low-power consumption, portable, and compact features of the Technology were designed for use in conjunction with everyday mass-marketed consumer and business electronic products. The Technology incorporates a proprietary voice recognition algorithm capable of operating on many low-cost eight-bit microprocessors. This contrasts with more expensive voice recognition technologies based on Digital Signal Processor ("DSP") chips -- i.e., high-speed microprocessors which generally require more power to operate. The DSP dependent technology is better suited to applications where price, size, power, and portability are not of primary concern, in contrast with the Technology, which is preferable in small, low-cost, hand held applications. Further, the Technology is speaker-dependent technology, which, though requiring training, is easily adaptable for use in any language.

        The Company believes that its Technology provides accurate voice recognition at lower cost, and with less power required than can be provided by present DSP based technology.

        As stated, subsequent to year end the Company entered into a Technology Transfer Agreement with Franklin Electronic Publishers, Inc. in which the above mentioned February 1996 acquisition of technology by the Company from the inventor was assigned to Franklin (see "Item 1. Description of Business - General/Subsequent Events" above).

PRODUCTS CURRENTLY MARKETED

        The Company has developed a variety of voice activated consumer products which include the Company's most successful product line, the IQoVOICE Organizer. Nearly all of the Company's sales are derived from the IQoVOICE Organizer product line, and the Company intends to launch a new line of Organizers in 1997. In October 1996, the Company introduced an IQoVOICE Organizer/Pager which was originally intended to be marketed in conjunction with MobileComm Nationwide Operations, Inc., subsequently acquired by MobileMedia Corporation ("MMC"). As a result of the merger, MMC became the nation's second largest provider of paging services. In November 1996, the Company and MMC reached an agreement whereby MMC was relieved of its commitment to market and distribute the Organizer/Pager. MobileComm will, however, continue to provide paging service to consumers purchasing the product. In addition to the IQoVOICE Organizers, in 1996 the Company marketed the IQoVOICE Tell-It Phone, and engaged in on-going exploratory development activities of various other voice activated products which the Company believes will provide enhanced consumer benefits as a result of the inclusion of voice technologies.

        IQoVOICE ORGANIZER. The IQoVOICE Organizer ("Organizer") functions as a voice-operated, palm-sized, electronic notebook, calendar, message prompter, and telephone directory. Data entry and retrieval are largely accomplished by voice, eliminating the need for tedious keypad data entry required by existing electronic organizer products. The Organizer receives and stores voice messages, then plays them back at designated dates and times. As an example, a user wishing to calendarize an important phone call to John Jones at 10 am on the upcoming Tuesday would say: "Call John Jones, 10 am, Tuesday." The Organizer would beep at 10 am, Tuesday, and with the press of a button, the user would hear the user's recorded message, "Call John Jones." The current Organizer can store and play back up to approximately ninety-nine messages. Larger capacity Organizers are in development.

        The Organizer also functions as an appointment calendar. Appointments are entered by voice, and are arranged chronologically by date and time, automatically. The user is then able to review the calendar for a particular day merely by saying the day or date, and listening to the stored appointments. Appointments may be stored up to one year in advance.

        The current Organizer also stores up to 100 names and 400 telephone numbers entirely by voice. Numbers are then recalled and displayed on the LCD screen by simply speaking the person's name into the Organizer. The Organizer also verbally states the person's name to ensure that the correct number has been recalled. The Organizer is only slightly larger than a credit card, fits easily into a shirt pocket, purse, notebook, or briefcase, and weighs three ounces, including batteries.

        During 1996, the Company continued to market a 128 KB model of the IQoVOICE Organizer which had been developed in 1995 to retail at lower prices than the previous models. This model provides approximately one hundred seconds of digital audio storage, performs many of the same functions as the previous models, and is also available in a multi-language version capable of displaying information in five languages. This model also featured a simplified design which enabled the Company to reduce manufacturing costs. The Company anticipates the model will be discontinued in 1998.

        During 1996, the Company introduced two new models of the IQoVOICE Organizer, both based upon its new Flash memory technology. This new technology significantly reduced the manufacturing costs of the Organizer, improved reliability and responsiveness, and eliminated the need for backup power required by the previous memory technology. The first model, introduced in June 1996, is the IQoVOICE Pocket Organizer (see "Item 1. Description of Business - General/Subsequent Events" for information regarding the sale of the Pocket Organizers to Franklin). This model features a very compact size and simplified operation, while maintaining most of the functionality of the existing Organizers. The IQoVOICE Pocket Organizer is capable of storing up to 2.5 minutes of total audio recording, will store up to forty (40) names and phone numbers, and up to sixty (60) reminders/appointments for up to a full year in advance. The second model was a redesign of the Company's most popular 512 KB Voice Organizer, which had been in distribution since the fourth quarter of 1994. This new design features, in addition to the benefits of Flash memory technology, an improved outer case, as well as two new features. First, the user can define up to twenty categories (or files) under which recorded memos can be stored, thereby allowing easier access and retrieval. Second, the Organizer is capable of storing voice data regarding fifteen categories of business expenses, each time and date stamped, for the easy compiling of expense reports. The new model also incorporates a simplified user interface featuring easily identifiable icons for each operating function. An international version of this new design will be made available in the second quarter of 1997.

        IQoVOICE ORGANIZER/PAGER. In January 1996, the Company entered into an agreement with MobileComm (subsequently acquired by MobileMedia Corporation) pursuant to which the Company would develop, and both the Company and MobileMedia would market and distribute, a new product which would combine the features of the Company's IQoVOICE Organizer with the functionality of a numeric pager. The product was initially introduced in September 1996. Features of the IQoVOICE Organizer/Pager include announcing of incoming pages, announcement of up to ten user programmable voice messages that are activated by a code appended to the incoming page telephone number, as well as other features which integrate the functionality of a pager and IQoVOICE Organizer. The introduction of this product was negatively impacted by financial problems experienced by MobileMedia. In January 1997, these financial problems resulted in MobileMedia's filing for Chapter 11 protection in the U.S. Bankruptcy Court in Delaware. As a result of these problems, in November 1996 MobileMedia sought to obtain, and the Company granted, a termination of MobileMedia's commitment to distribute the IQoVOICE Organizer/Pager in exchange for MobileMedia's agreement to pay the Company a $100,000 cancellation fee, as well as to provide paging services and marketing support for the product. Lastly, MobileMedia agreed to continue to pay continuing fees to the Company based upon airtime revenue received by MobileMedia from end users of the IQoVOICE Organizer/Pager. As part of the subsequent settlement in January 1997, the Company, after MobileMedia defaulted on its payment obligations under the November 1996 agreement, waived the $100,000 cancellation fee, as well as an additional $100,000 in penalties as a result of MobileMedia's default in exchange for payment in full of MobileMedia's trade balance of $252,400. By reason of all of the foregoing, the Company is seeking to obtain an alternative service provider for the IQoVOICE Organizer/Pager, and failure to obtain such a provider may result in the Company's discontinuing further production of this product.


ADDITIONAL PRODUCTS PLANNED FOR COMMERCIAL MARKETING IN 1997

        IQoVOICE ORGANIZER (PC COMPATIBLE). The Company is developing a new line of the IQoVOICE Organizer product. This line of products will utilize a state-of-the-art technology for compression of voice data which enables the units to store fifteen (15) minutes of digitally compressed audio data in the same 512 KB Flash memory that previously allowed only four (4) minutes of audio data. These new models will feature, in addition to all of the features currently contained in the IQoVOICE Organizer, a proprietary personal computer interface which will allow the user to archive all of the voice memos, reminders and telephone numbers stored in the IQoVOICE Organizer. The computer interface will also permit the user, using a computer keyboard, to add limited text or numeric labels to selected data stored in the IQoVOICE Organizer, such as names of files, and names and addresses for telephone directory entries. These units will also feature a backlit display. During 1997, the Company plans to introduce models within this product line with recording capacities of 15, 30 and 60 minutes, phone directories for up to 800 phone numbers for 200 names, and storage of up to 250 memos and reminders. Retail prices for these new products will range between $99 and $169. The Company also plans to develop international models of the product line capable of displaying text information in five languages.


OTHER PRODUCTS RECENTLY DISCONTINUED

        IQoVOICE TELL-IT PHONE. The IQoVOICE Tell-It Phone ("Phone") is a voice activated telephone into which the user is able to enter as many as 40 names and 120 telephone numbers (three for each name) by voice command. To call a number, the user needs only to lift the handset and speak the person's name. The Phone also includes Caller ID technology which enables the Phone to recognize the telephone number from all incoming calls when the end-user is a subscriber to Caller ID service from their regional telephone company. As a result of the limited distribution obtained by the Company for this product in the domestic retail market, combined with the redesign cost necessitated by the obsolescence of a key component, the Company has decided to cease further production of this product, and has written off the remaining tooling and other deferred costs associates with the product as of December 31, 1996.

        IQoVOICE MESSAGEPAD AND VCR VOICE PROGRAMMER. The IQoVOICE Home MessagePad is a digital recording device designed to leave audio messages for others, thereby eliminating the need for handwritten notes. In addition, the Company has developed a version of this product tailored for use in office environments, however, this model was never introduced due to less than anticipated retail interest, as well as limited availability of a critical component. The VCR VOICE Programmer is a hand-held, voice-activated, universal remote controller that allows a user to operate the functions of a VCR, including timed recordings, with simple voice commands, and to control the functions of a television and cable box. The Company decided to discontinue further production of these products at the end of 1995 as a result of consumer resistance at retail price points which would enable the Company to generate future profits. The Company had written down at December 31, 1995 and again at December 31, 1996, its remaining inventory of these products in accordance with lower of cost of market valuation method, and has substantially completed liquidation of the remaining inventory of these items as of February 28, 1997.

        DAISY. Daisy was a voice activated interactive diary, organizer, and game system designed for preteen and teenage girls. Combining electronics and paper, the product was designed to engage the girl in a dialogue. Once trained to recognize the girl's voice and key words spoken by her, Daisy asked the girl a series of questions about the events of her day, her thoughts, and her feelings. Responding to key words, Daisy engaged the girl in conversation and encouraged her creativity. The Company had intended to introduce Daisy in fall, 1996. The lack of funds needed to build product inventories and market the product forced the Company to alter its strategy. Efforts were made to license Daisy to major toy companies. A high degree of interest was shown in Daisy; however, the cost of the product has proven to be an obstacle to licensing. While cost reduction alternatives continue to be studied, the Company has written off the costs associated with this product as of December 31, 1996.


MARKETS FOR THE COMPANY'S PRODUCTS

        DOMESTIC. The Company's products are designed to enable consumers and business people to control the operation of electronic products by voice. As such, the markets for the Company's products include all distribution channels where potential customers are likely to shop for such electronic products. These channels include specialty electronic retailers, catalogs, office superstores, department stores, warehouse clubs, and mass merchandisers. The Company may utilize direct response marketing to advertise and promote its products directly to consumers through various media, including magazines, newspapers, in-flight magazines and other periodicals. The Company may also utilize other forms of direct response media, including television and radio, for products whose target customer is demographically suited to mass media advertising.

        INTERNATIONAL. Inasmuch as the Company's VoiceLogic Technology is adaptable to virtually any language, the Company designs and manufactures its products to be marketed on a worldwide basis. The Company believes its products have significant potential in markets outside the United States and, accordingly, devotes management and other resources to the identification and development of distributors in other countries capable of marketing and distributing the Company's products.

        IQoVOICE ORGANIZER. The IQoVOICE Organizer, introduced by the Company in October 1993, was sold initially on a limited basis through targeted direct marketing efforts, such as in-flight magazines, newspapers, and direct mail advertising on a selected basis. During the first and second quarters of 1994, the Company significantly expanded its direct marketing efforts, as well as obtained distribution in several major catalog retailers. Beginning in the fourth quarter of 1994, the Company significantly expanded its distribution of the Organizer into retail stores in the United States, as well as launched an international version of the Organizer through its own direct marketing efforts and licensed distributors in Europe, Mexico, Korea and other countries. This expansion continued throughout 1995 and 1996, both domestically and internationally, and included introduction of new models developed to achieve targeted retail price points. The Company plans to introduce additional models of its Organizer product line in 1997, which will continue to improve the price/feature/value relationship for this product and thereby broaden the potential distribution and target market. The Company believes that both retail and international distribution will represent the majority of the Company's revenues for the IQoVOICE Organizer in the future.

        IQoVOICE ORGANIZER/PAGER. The Company introduced the IQoVOICE Organizer/Pager in the third quarter of 1996. As referenced earlier, the agreement with MobileMedia (MobileComm) was, with the exception of MobileMedia's requirement to provide paging service to purchasers of the IQoVOICE Organizer/Pager, terminated in January 1997. While the MobileMedia termination eliminates the immediate potential of OEM sales, the Company is continuing to market the current version of the IQoVOICE Organizer/Pager to major retailers. Concurrently, the Company is exploring two additional opportunities: one, modification of the paging frequency that is currently used to enable expansion of the product into international markets, particularly Asia, where the incidence of pager usage is high; and two, the interest in the IQoVOICE Pager/Organizer with other major U.S. paging companies. Preliminarily, there appears to be potential interest in a IQoVOICE Organizer/Pager that would have functionality similar to the current product, but would use a newer Flex paging protocol, rather than the POCSAG protocol currently being employed. The decision to pursue both the international and domestic opportunities will depend on the commitments that can be gained from interested parties to participate in the funding of the required incremental development costs, and to OEM purchases of the product. No assurances can be given that the Company will be successful in obtaining such commitment, and failure to do so may result in the Company's discontinuing this product.


MARKETS FOR THE VOICELOGIC TECHNOLOGY

        The Company continues its efforts to seek use of the VoiceLogic Technology by major manufacturers in product categories for which the Company believes the Technology would be advantageous. These categories include, but are not limited to, telecommunications, personal electronics, video and audio, wireless communications, and toys. The Company believes that voice recognition could provide value-added differentiation to products in these categories with a relatively low incremental manufacturing cost.

        These efforts are usually accomplished in two phases. The first phase involves a joint development between the Company and the manufacturer of the intended product to identify, evaluate, and test the performance of the Company's Technology in a specific application (the "Development Phase"). This phase is funded, in most instances, by the manufacturer. The second phase involves the implementation of the voice recognition features in the actual production for commercial distribution of the product after which the Company receives royalties based upon sales (the "Production Phase"). The Company currently has a single licensing agreement, described below, which is currently generating revenues.

        VIDEO AND AUDIO - The Company has developed a voice operated one-button remote control which is designed to be sold with original equipment VCR's, televisions, cable boxes, satellite receivers and audio equipment. The Company currently has in force a licensing agreement with Kong Wah Video Company Limited, a Hong Kong company. This project has completed its Development Phase and is in the Production Phase. The agreement requires the payment of guaranteed minimum royalty through 1999; however, no assurances can be given that this agreement will result in additional future revenues to the Company beyond the guaranteed minimum (See "Item 1. Description of Business - General/Subsequent Events"). The Company will continue to seek other licensing opportunities in this product category. Subsequent to year end, in accordance with a settlement agreement with one of the Company's former manufacturers, the Company assigned the future proceeds of the licensing agreement with Kong Wah Video to said manufacturer. (See "Item 1. Description of Business - Manufacturing/Subsequent Events.")

        Two other licensing agreements that the Company had entered into were terminated as of January 1997. The first was an agreement with Max Zapf Puppen-und Spielwarenfabrik GmbH & Co. ("Zapf"), a German company, for an interactive voice activated talking doll; the second was with Hansol Electronics, Inc. ("Hansol"), a South Korean company, for the right to use the Company's VoiceLogic Technology in products manufactured by Hansol. The former was terminated by Zapf due to lower than projected sales of the doll, which did not justify the continuing payment of the required minimum royalties. The latter was terminated due to a change in Hansol's business strategy. Payments required under both licensing agreements have been made in full.


COMPETITION

        The consumer electronics industry is highly competitive. The Company believes, however, that it has a technological head start on its competition in adapting voice recognition technology for use in consumer products. The Company's products compete with those of various companies which currently market consumer and business oriented electronics products. Many of these competitors are larger, have greater and stronger financial resources, name recognition and reputation, and have more established channels of distribution and marketing capabilities than the Company. The Company strives to compete effectively in the marketplace emphasizing voice-recognition uniqueness, low cost, and ease of use of its products. The Company further believes that its existing know-how, issued patent, current patent pending applications, existing copyrights, and potential future patents and copyrights, will be significant in enabling it to compete successfully.

        IQoVOICE ORGANIZER. The Company believes its IQoVOICE Organizer is a unique product which competes indirectly with electronic personal organizers and paper bound personal organizers, both of which have developed markets of substantial size. The Company believes that the Organizer's unique voice data entry distinguishes it from other electronic and paper based organizer products. The Organizer also competes with lower cost digital recorders and voice managers, neither of which have the capability to retrieve data by voice command. These devices are capable of performing only a memo recording function by voice. The Company believes that the lower cost of its new product line will be effective in narrowing the price gap between the Organizer and these digital recorder products, thereby lessening their competitive impact.

        IQoVOICE ORGANIZER/PAGER. The Company believes its IQoVOICE Organizer/Pager offers a unique combination of features and benefits unavailable in pagers at present. The product allows the user to carry a single device capable of receiving numeric pages integrated with all of the features of the Organizer. The retail price of this product is comparable to other high end pagers, which offer added features such as alpha-numeric paging.

        TECHNOLOGY. The VoiceLogic Technology competes with other voice recognition technologies currently available, as well as others that are in development. Among the companies that have developed and are marketing these technologies, several are larger and have stronger financial resources, name recognition and marketing capabilities than the Company. The Company is aware of two new voice recognition technologies that are capable of operating on an eight-bit microprocessor. These technologies are being offered in the form of chips for potential licensing applications. Neither technology is believed to be as cost effective as the Company's VoiceLogic Technology. No assurance can be given that the Company will maintain its technological advantage in the future.


MARKETING AND DISTRIBUTION OF THE COMPANY'S PRODUCTS

        During 1994, the Company adopted a strategy, which it has continued, for the marketing of its proprietary products that emphasizes three channels of distribution. One, during the initial introduction of a product, the Company utilizes, as appropriate, direct marketing via targeted print advertising or other direct response advertising media in conjunction with strategic catalog placement in order to generate consumer awareness for the product. Two, the Company establishes its own retail distribution in the United States to maximize exposure and sales of its products in the marketplace. Three, the Company develops a worldwide network of distributors, each being responsible for marketing and distribution of the Company's products in their respective countries. During 1996, the Company continued to expand on this strategy, resulting in the Company's obtaining distribution in approximately 6,000 storefronts in the United States and distributorships in approximately 15 countries worldwide by the end of 1996. The Company plans to continue to expand its distribution in 1997.

        Further, the Company filed an application to register as a trademark "IQoVOICE." While the application is still pending, the Company believes it will be granted for all purposes except telecommunications products and services. The Company has adopted this trademark as its brand name for most products. The Company believes that by establishing a common brand name, it will be able to build consumer confidence, loyalty and acceptance for future product introductions. Subject to availability of funds, the Company intends to increase its advertising and promotion activities related to its products and brand name.

        DIRECT MARKETING DISTRIBUTION. The Company contracts with third party companies for most of the operational activities related to the Company's direct marketing activities including media placement, inbound telemarketing, order fulfillment, shipping, warehousing and credit card processing. In so doing, the Company is able to significantly reduce fixed expenditures related to these activities. The Company maintains its own toll-free customer hot line which provides technical support for both direct marketing and domestic retail customers. The Company also maintains its own service and repair facility to manage repairs of its products as well as product quality control for all domestic sales.

        RETAIL DISTRIBUTION. The Company has now established its own retail distribution capability. Sales are generated through a network of third party sales representative organizations, each with a specific territory within the United States. Warehousing and shipping services were provided by a third party company under contract with the Company. The Company's products are now distributed through retailers including OfficeMax, Office Depot, Staples, The Sharper Image, Circuit City, Service Merchandise, and others.

        Subsequent to year end, the Company terminated its relationships with the third parties associated with its direct response and retail warehousing and shipping activities, and is fulfilling those requirements through in-house operations.

        INTERNATIONAL DISTRIBUTION. During 1994, the Company began to establish a network of distributors for its products in countries outside the United States. To date, the Company has agreements with such distributors covering approximately 15 countries in Europe, Mexico, and the Middle East. These agreements provide for the distributors to purchase products from the Company at wholesale prices with the distributors assuming all marketing and distribution costs in their respective territories. The agreements also provide for minimum sales levels that the distributors must achieve to maintain the distribution rights for their markets. International sales in 1995 were equal to $4.9 million (21% of net sales), and in 1996, declined to $1.7 million (15% of net sales).

        In 1996, the Company entered into a Business Cooperation Agreement with a South Korean Company, Hansol Electronics, Inc. ("Hansol"). This agreement granted Hansol exclusive marketing, manufacturing and distribution rights, subject to Hansol achieving agreed performance criteria for certain countries in the Far East, including China, Hong Kong and India. As consideration to the Company for granting these rights, Hansol had agreed to pay the Company $1.0 million in six installments during the initial two years of the agreement. A total of approximately $600,000 was paid by Hansol in 1996. In January 1997, Hansol advised the Company that it wished to terminate the agreement as a result of a change in Hansol's business strategy. The Company and Hansol agreed to a termination on mutually satisfactory terms, whereby Hansol paid to the Company all amounts due and owing, and the Company agreed to purchase the finished goods inventory of the IQoVOICE Organizers that Hansol had produced.

        The Company is currently actively seeking distribution arrangements for its product in the Far East.

        The Company has established, through contract with a third party company, a distribution center in Holland to service distributors in Europe. Other distributors are serviced by the Company through either the Company's manufacturer or the Company's service facility in the United States.


MANUFACTURING

        The VCR VOICE Programmer and the IQoVOICE Organizer products had been manufactured for delivery by the Company under an agreement, which had been due to expire June 30, 1996, with Flextronics (Malaysia) SDN BHD ("Flextronics"). Since the inception of this relationship, the Company has been able to import its products from Malaysia without duty as a result of Malaysia having status as a Generalized System of Preferences ("GSP") country. The Company correctly anticipated that Malaysia would lose its GSP status as of January 1997.

        On February 23, 1996, the Company executed a Termination Agreement with Flextronics which established the terms and conditions pursuant to which the Company is winding down its relationship with Flextronics. The terms of this agreement include: 1) the issuance to Flextronics of 1,371,966 shares of the Company's' common stock at market value, the proceeds of which were applied to the Company's trade debt to Flextronics as of December 31, 1995; 2) a payment schedule through October 1996 for the remaining balance of the related trade debt as of December 31, 1995; 3) terms and conditions related to the Company's obligation regarding component parts purchased or committed to Flextronics for manufacture of the Company's products; and 4) purchasing and payment terms for the remaining products to be manufactured and shipped to the Company. The Company filed a registration statement with regard to the shares issued to Flextronics. The Company did not make payments due on various dates pursuant to this agreement (see "Item 1. Description of Business - Manufacturing/Subsequent Events" for a discussion of the settlement reached by the Company with respect to Flextronics).

        During 1996, the Company entered into agreements with two new sources of manufacturing for the Company's products. In February 1996, the Company entered into an agreement with GSS/Array Technology Inc. ("GSS"), a U.S. manufacturer with manufacturing facilities in the United States, China, and Thailand for the manufacture of the Company's products on a non-exclusive basis. This agreement has an initial one-year term and provides for the Company to receive from GSS /Array 30-day payment terms for all goods manufactured and shipped These payment terms were modified in May 1997 (see "Item 1. Description of Business - Manufacturing/Subsequent Events"). In addition, on February 23, 1996, the Company entered into a Business Cooperation Agreement with Hansol Electronics, Inc., a South Korean based company. This agreement, which was terminated in January 1997, granted to Hansol, among other rights, the right to manufacture products for the Company, subject to certain requirements, including competitive price and terms. This agreement was terminated in January 1997.

        Currently, GSS/Array is the Company's sole source of manufacturing. The Company had not been current in its payments to GSS/Array. An agreement was reached in May 1997 resolving the outstanding balance with GSS, as well as revised payment terms for future orders (See "Item 1. Description of Business - Manufacturing/Subsequent Events").

        Each of the Company's products typically utilize a sole source for certain critical components of such products including the microprocessor and memory chips. The Company has no agreement with such suppliers of these chips and interruption of such source of supply could adversely affect the Company until an alternative supplier could be found. Alternative sources are available, and the Company believes it could make alternative arrangements, although potentially at some increase in component cost.

        SUBSEQUENT EVENT. In May 1997, the Company entered into agreements with Flextronics (Malaysia) SDN. BHD. ("Flextronics") and GSS/Array Technology, Inc. ("GSS"), the manufacturers of the Company's products, relating to the resolution of outstanding liabilities and commitments. The Company entered into a Settlement Agreement with Flextronics under which the Company made a cash payment and assigned the proceeds due pursuant to a licensing agreement with Kong Wah Video for a voice operated television remote control device to Flextronics as full and final settlement for all outstanding liabilities and commitments other than approximately $260,000 in inventory which has already been manufactured by Flextronics. The Company has committed to purchase such inventory prior to June 30, 1997. The Company also entered into a Discounted Payment and Adequate Assurance of Performance Agreement with GSS under which the Company made a cash payment and issued 500,000 shares of non-voting, non-cumulative, convertible preferred stock, with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of issuance, as full and final settlement of outstanding liabilities. The preferred stock will have a $1.00 per share liquidation preference and each share will be convertible into four (4) shares of the Company's common stock. Further, at the option of GSS, for a one year period the Company will agree to either appoint a representative of GSS to the Board of Directors of the Company or to allow a representative to attend Board of Directors meetings as a non-voting observer. Also under the Discounted Payment and Adequate Assurance of Performance Agreement, GSS has agreed to continue to manufacture pursuant to the terms of the original Manufacturing Agreement for a period of not less than six months, and the Company has agreed to provide GSS with a standby letter of credit to secure the Company's payments. Lastly, on or about May 22, 1997, the Company entered into agreements with many of its other trade creditors in which the trade creditors agreed to accept discounted lump sum payments in full consideration of current obligations of the Company.



PATENTS AND COPYRIGHTS

        Prior to February 1996, the Company was the licensee under three license agreements with respect to the Technology, which together aggregated the foundation of the Company's exclusive rights to the Technology. One of the license agreements was with the original inventor ("Inventor") of the Technology, who is also a director of the Company. The other two license agreements were with a Company ("Licensor") to whom the Inventor had assigned certain rights with respect to the Technology. Under these agreements, the Company was obligated to pay royalties of varying amounts to the Inventor and Licensor for units of products sold by the Company which contained the Technology, as well as royalties applicable to the Company's licensing activities of the Technology. These agreements also had annual minimum royalties payable by the Company to retain exclusivity which varied depending upon the agreement and the product category.

        On February 20, 1996, the Company entered into a new agreement with the Inventor which effectively replaced the three prior licensing agreements, the result of which was that the Company acquired all right, title, interest, and any future improvements in and to the Technology, inclusive of an assignment of all intellectual property rights associated with the Technology. In consideration of this transfer, the Company agreed to pay $100,000 in two installments to the Inventor, $50,000 of which was paid at the execution of the agreement and $50,000 of which was paid in July 1996. In addition, the Company granted an option to purchase 33,333 shares of the Company's common stock to the Inventor of the Technology at an exercise price per share which was cumulatively $50,000 lower than the current market value as a means of paying the balance of the purchase price for the rights. In addition, the agreement requires payments of royalties by the Company to the Inventor equal to: 1) $0.50 per unit for each unit of any product sold by the Company which contains the Technology; 2) 5% of net proceeds from the sales of computer chips which contain the Technology; and
3) 15% of licensing revenues (excluding licensing revenues for computer chips) received by the Company as a result of licensing agreements relating to the Technology. The foregoing royalties are subject to a minimum of $60,000 per year payable quarterly. Subsequent to year end, the agreement with Mr. Hitchcock, the Inventor, was assigned to Franklin Electronic Publishers, Inc. under the terms of the Technology Transfer Agreement (see "Item 1. Description of Business - General/Subsequent Events").

        The Company had also entered into an agreement with the initial manufacturer of the IQoVOICE Tell-It Phone for certain technologies applicable to the Caller ID functions of the product. This agreement requires that the Company pay $50,000 if the Company commences manufacturing at an alternative source utilizing the licensed Caller ID technology. The Company will also be required to pay an additional $0.50 per unit for each unit sold up to a maximum of 100,000 units.

        The existence of patents and copyrights may be important to the Company's future operations. The Company intends to pursue and protect its copyrights and any patents which may be granted, but no assurances can be given that any patents will be issued or that the extent of coverage will be adequate.

        The Company has been granted two United States patents for its products, one related to the functionality of the Company's Voice Organizer, and the other a design patent for the VCRoVOICE Programmer. The Company is currently prosecuting one patent and several trademark applications with the United States Patent and Trademark Office. The Company does not know whether its application will result in the issuance of a patent, or, for any patents issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Additionally, since issuance of a patent does not guarantee the right to practice the claimed invention, there can be no assurance that others will not obtain patents that the Company would need to license or design around in order to practice its patented technologies, or that licenses that might be required to practice these technologies due to patents of others would be available on reasonable terms. Further, there can be no assurance that any unpatented manufacture, use, or sale of the Company's Technology, processes, or products will not infringe on patents or proprietary rights of others. The Company also relies on trade secret laws for the protection of its intellectual property, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets.

        From time to time the Company receives notices from other companies with respect to patents. During calendar 1994, a United States Patent was brought to the Company's attention relative to its IQoVOICE Organizer product, and a license was offered thereunder. The Company is continuing its investigation of this patent (which is currently the subject of a reissue proceeding in the United States Patent and Trademark Office), and evaluating whether a patent license is needed or otherwise desirable; however, no assurance can be given as to the outcome of the foregoing or the impact thereof on the business of the Company. The Company has received other such notices during the past year and believes such notices are irrelevant to the Company's products or, to the extent relevant, the noticed patents are not infringed and/or valid. However, no assurance can be given that the Company's use or sale of its products will not result in challenges from other third parties claiming patents, copyrights or other rights to such products or parts thereof in the future. The Company may find it advantageous, or may be required, to purchase additional licenses in the future.

        Given the fact that the Company has assigned its rights in the Technology to Franklin (see "Item 1. Description of Events - General/Subsequent Events"), the Company may be unable to protect its proprietary rights in the VoiceLogic Technology. The Company will continue to seek to obtain protection of its other proprietary rights in its products or processes, whether through patents, trade secrets or otherwise, however, no assurance can be given that the Company will be able to obtain such protection and therefore competitors may be able to market competing products.

        As stated, under the Technology Transfer Agreement with Franklin Electronic Publishers, Inc., the Company transferred to Franklin certain rights evidenced by patent and copyright, and assigned certain rights to the VoiceLogic Technology in exchange for a non-refundable royalty advance, with Franklin granting back to the Company a non-exclusive license to the Technology to utilize in Voice Organizer products with recording times in excess of four minutes in duration, as well as to use and/or sublicense the Technology in any other product category. With respect to the annual minimum royalty due the Inventor by Franklin, the Company remains obligated to Franklin for the $60,000 per year less royalties due and payable to the Inventor by Franklin (see "Item
1. Description of Business - General/Subsequent Events").


EMPLOYEES

        As of February 28, 1997, the Company had 24 employees, of which 5 were research and development, 8 were general and administrative, 4 were warehousing, 4 were customer service, and 3 were marketing. None of the Company's employees are represented by a labor union, and the Company is not aware of any current efforts to unionize the employees. Management of the Company considers the relationship between the Company and its employees to be good.

        Subsequent to April 30, 1997, the Company down-sized to 19 employees, of which 4 were research and development, 6 were general and administrative, 3 were warehousing, 3 were customer service, and 3 were marketing.


RESEARCH AND DEVELOPMENT COSTS

        For the years ended December 31, 1995 and 1996, the Company spent $1,264,000 and $1,062,000, respectively, on research and development. The Company will continue to devote substantial resources to research and development activities to the extent sufficient financial resources are available.


ITEM 2. PROPERTY

        Through March 31, 1997, the Company was renting facilities for its main offices and service operations from unrelated parties, consisting of approximately 14,000 square feet of space in the Los Angeles, California, metropolitan area for an aggregate annual rental of approximately $252,000. A lease for new facilities has been signed which expires in March 31, 2000; however, the lease contains provisions for cancellation by the Company, at no penalty to the Company, between October 31, 1997 and March 31, 1998. The lease for the service operations is renewable on a month-to-month basis.


ITEM 3. LEGAL PROCEEDINGS

        No legal proceedings are pending against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote by the Company's security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        The Company's Common Stock, "VPTI," and Warrants, "VPTIW," have been quoted on NASDAQ since the Company's initial public offering on October 20, 1992. The Company's Stock and Warrants were delisted from NASDAQ on April 9, 1997, however, the Company's Common Stock and Warrants continue to trade on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company's Common Stock and Warrants, as reported on NASDAQ, for the quarters presented. Bid prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.


                                           BID PRICES
                                    -----------------------
         CALENDAR 1995
                                     High             Low
                                     ----             ---
         First Quarter
              Common Stock          3 3/8           1 13/16
              Warrants                3/4               3/8

         Second Quarter
              Common Stock          3 7/8           2 1/4
              Warrants                  1            7/16

         Third Quarter
              Common Stock              4               3
              Warrants                7/8            7/16

         Fourth Quarter
              Common Stock         3 7/16           1 1/2
              Warrants                5/8             1/4

         CALENDAR 1996

         First Quarter
              Common Stock         3 1/16         1 13/16
              Warrants                1/2            5/16

         Second Quarter
              Common Stock          1 5/8           1 1/8
              Warrants                1/2             1/4

         Third Quarter
              Common Stock          1 1/2               1
              Warrants               5/16             1/8

         Fourth Quarter
              Common Stock          13/16            5/32
              Warrants               3/32            1/32

         CALENDAR 1997

         First Quarter
              Common Stock          17/32             1/8
              Warrants               1/32            1/32

        The Common Stock ("VPR"), and Warrants ("VPRW") were also traded on the Boston Stock Exchange through April 26, 1995, at which time the Company elected to discontinue such listing.

        At April 30, 1997, there were 13,949,072 shares of Common Stock outstanding, which were held by approximately 7,000 shareholders of record, including approximately 100 broker/dealers in street name on behalf of shareholders. As of such date, there were warrants outstanding to purchase 1,033,517 shares of the Company's common stock at any time through October 19, 1997, at $6.375 per share, subject to adjustment in certain circumstances. Certain of these warrants were issued simultaneously with the Company's initial public offering in October 1992 and are not publicly traded, while others of these warrants were issued privately before the 1992 initial public offering but have been registered with the Securities and Exchange Commission for public sale by the owners. These warrants are redeemable by the Company at a price of $0.05 per warrant upon 30 days prior written notice in the event the average closing price of the common stock exceeds $8.50 for 30 consecutive trading days. There is also outstanding the Drake Capital Securities, Inc. Unit Purchase Option for the purchase of up to 130,000 units at an exercise price of $5.525 per unit (each unit consists of one share of the Company's common stock and a warrant to purchase a half share of such common stock at the same price as the warrants which were issued in the Company's initial public offering in October 1992). This was issued to Drake in October 1992 in connection with Drake's underwriting of the Company's initial public offering at that time. The option is exercisable through October 1997.

        The Company has never paid any dividends to its common stock shareholders. Future cash dividends or special payments of cash, stock or other distributions, if any, will be dependent upon the Company's earnings, financial condition, and other relevant factors. The Board of Directors does not intend to pay or declare any dividends in the foreseeable future, but instead intends to have the Company retain all earnings, if any, for use in the Company's business.

        Subsequent to year end, the following stock transactions occurred: 1) Under the Purchase and Loan Agreement with Franklin Electronic Publishers, Inc., the Company sold for cash 2,000,000 shares of the Company's common stock, par value $.001 per share; and 2) Under the Discounted Payment and Adequate Assurance of Performance Agreement with GSS/Array, the Company issued 500,000 shares of non-voting, non-cumulative convertible preferred stock, with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of the issuance. The preferred stock will have a $1.00 per share liquidation preference and each share will be convertible into four (4) shares of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The Company was considered to be a development stage company from its inception in January 1990 through June 30, 1992, at which time, coinciding with the sale of its first product, it became an operating company. In the following years, the Company expanded its product lines and distribution channels, and entered into joint development and licensing agreements with certain manufacturing companies relating to its proprietary VoiceLogic technology.

        In 1994 the Company recognized its first profitable year as a result of the successful introduction of its products into distribution through domestic retail channels and international distributors, in addition to existing distribution through domestic catalog sales, targeted direct response print advertising, and various other income items. In 1995, however, while the Company continued to increase its base of retail and international distribution channels, it recognized significant losses in the fourth quarter resulting from the unsuccessful launch of a new product line and inventory writedowns and other reserves associated therewith. Adding to the Company's losses in the fourth quarter of 1995 were charges related to the establishment of reserves for price reduction programs. These programs were established to accelerate unit sales through the first half of 1996 of the Company's primary product line, the IQoVOICE Organizer. These price reduction programs were established in an attempt to reduce the high inventory levels existing at both the Company and its retail customers at December 31, 1995, and thus facilitate the planned introduction of new, lower cost products in the second half of 1996.

        In 1996 the Company's performance continued to reflect the effects noted in 1995. The Company's sales were adversely affected by the 1995 year end high inventory levels at retail stores, and lower than anticipated retail sell-through despite the initial price reductions. The Company found it necessary to further reduce pricing on its older, higher cost products and to increase advertising expenditures in order to reduce retailer inventories. The Company also accepted returns from customers of unsold older products in exchange for purchase commitments for new products which were fulfilled in the fourth quarter of 1996. These actions resulted in the Company maintaining distribution of its product line at its major customers; however, these actions also resulted in reduced net sales, lower gross profit margins, and higher expenses as a percentage of sales. The Company has liquidated significant quantities of the older inventory items at book value, which further depressed gross margins in 1996, and anticipates substantially completing liquidation of the older products in the first half of 1997. The Company's efforts to stimulate sales and gross profit in the second half of 1996 with its new, lower cost products were hindered by delays in the initial production of these models, which delayed sales originally planned for the middle of the third quarter until October 1996. Lastly, the introduction of the Company's new IQoVOICE Organizer/Pager, developed pursuant to a Purchase and Joint Marketing Agreement with MobileComm (subsequently acquired by MobileMedia Corporation), was negatively impacted due to financial problems experienced by MobileMedia, which resulted in MobileMedia's seeking termination of its commitment to distribute the IQoVOICE Organizer/Pager in exchange for continued assurance to provide paging services to end-users of the product, the payment of continuing royalties to the Company based upon service fees collected by MobileMedia from IQoVOICE Organizer/Pager customers, and the payment of MobileMedia's outstanding balance for products purchased from the Company of $252,400.

        In 1996 the Company began using a new memory technology in the manufacture of its existing products and its new product lines. The new technology is more responsive, more reliable, and significantly lower in cost than the previous memory storage technology. The Company incorporated this new technology into its current IQoVOICE Organizers with enhanced features, along with a new design and appearance at a lower cost. Further in 1996, the Company launched two new models of the IQoVOICE Organizer. One new model is a lower priced and more compact product, the IQoVOICE Pocket Organizer (see "Item 1. Description of Business - General/Subsequent Events"). The other new model is the IQoVOICE Organizer/Pager, which combines the features of the IQoVOICE Organizer with the functionality of a numeric pager.

        The Company reported a net loss of $4,834,000 for the year ended December 31, 1996, resulting in a $0.35 net loss per outstanding common share. The 1996 amounts included $570,000 in charges related to decisions to discontinue certain products ($420,000), and writedown inventory ($150,000) in accordance with lower of cost or market methodology. The Company reported a net loss of $2,819,000 for the year ended December 31, 1995, resulting in a $0.22 net loss per outstanding common share. The 1995 amounts included

$2,816,000 in charges related to price protection programs for the Company's retail accounts, decisions to discontinue certain products, and reserves established for obsolete components resulting from the Company's conversion of ongoing products to lower cost memory components.

        Sales for the year ended December 31, 1996 were $10,813,000 while sales for the year ended December 31, 1995 were $23,444,000. After reduction of price protection costs of $1,100,000 charged against sales, net sales in 1995 were $22,344,000. The decrease in sales, as noted above, primarily related to the high levels of inventory at retail stores at December 31, 1995, which limited trade reorders during the first nine months of 1996, the decrease in selling prices of older models by the Company, and the start-up manufacturing delays resulted in late introduction of the new lower cost products to the market. The 1995 price protection costs relate to a program that the Company instituted to reduce the retail price of two of its product lines. Accordingly, established retail accounts were issued credits for on-hand inventory equal to the difference between the wholesale price at which they had purchased the products and their new wholesale price which is based on the reduced retail price.

        Total costs and expenses for the years ended December 31, 1996 and 1995 were $15,479,000 and $25,126,000, respectively. The decrease in expenses in 1996 as compared to 1995 is the result of decreased costs associated with the Company's decreased sales volume, efforts made by the Company to significantly reduce its fixed costs, as well as costs associated with the discontinuation of certain products in 1995 in excess of similar costs required in 1996. These decreases in costs were partially offset by additional advertising expenditures incurred by the Company in order to stimulate sales of its older products.

        Cost of goods sold decreased to $7,620,000 in 1996 from $13,504,000 in 1995 due to the Company's decreased sales. As a percentage of sales, costs of goods sold increased to 69% from 60% primarily due to the decreased sales prices of older products, the Company selling off certain older products at book value, and the delays in production of the Company's newer product lines which carry a lower cost as a percentage of sales. Included in cost of goods sold in 1996 is $150,000 in inventory writedown in accordance with lower of cost or market methodology.

        In 1996 the Company charged $420,000 to operations relating to discontinued model costs. The Company elected to discontinue future production of its IQoVOICE Tell-It Phone product line as well as write off costs relating to its Diary/Organizer product, previously capitalized. Due to the high marketing and start-up manufacturing costs associated with the introduction of the Diary/Organizer, the Company, due to the limitation of cash resources, was unable to introduce this product in 1996 and does not believe that sufficient cash resources will be available in the near future for such introduction. As a result, at December 31, 1996, the Company wrote off $420,000, which was the book value of product development costs related to the two products.

        In 1995 the Company charged $1,716,000 to operations relating to discontinued model costs. The Company had elected to discontinue future production of two of its product lines. In addition, the Company's plan to use a memory storage technology in the IQoVOICE Organizer products, implemented in 1996, rendered certain component parts committed to by the Company obsolete. As a result, the Company established a reserve of $729,000 to include the difference between the cost and the net realizable value of components purchased, or committed to be purchased, by the Company for inclusion in the discontinued products. Further, the Company wrote down the inventory value of the related finished goods by $587,000 in accordance with the lower of cost or market methodology. Finally the Company wrote off $400,000, which was the book value of tooling and product development costs related to the discontinued products.

        Marketing expenses decreased to $2,803,000 in 1996 from $4,183,000 in 1995. The decrease is associated with the Company's lower volume of sales and the related lower distribution costs, as well as lower fixed costs, offset by advertising expenditures incurred by the Company in order to stimulate sales of its older models. Decreased media expense of $1,030,000 relating to the Company's de-emphasis of direct response print advertising to generate sales, plus decreases in international sales expenses of $400,000, commissions of $380,000, and salaries of $100,000, were offset by an increase in retail advertising allowances of $610,000. As a proportion of sales, marketing expenses increased to 26% in 1996 from 18% in 1995.

        General and administrative expenses decreased to $2,568,000 in 1996 from $3,295,000 in 1995. The decrease resulted primarily from decreases in fixed costs such as salaries of $230,000, consulting fees of $175,0000, and public costs of $80,000. Further, in 1995 a bad debt charge of $160,000 was incurred by the

Company relating to an international sale of $1,200,000 which did not recur in 1996. As a proportion of sales, general and administrative expenses increased to 24% in 1996 as compared to 14% in 1995.

        Research and development expenses decreased in 1996 to $1,062,000 from $1,264,000 in 1995. The decrease is primarily related to decreased salaries of $210,000. The Company is continuing development of new products.

        Warehouse expenses were $1,006,000 in 1996, and $1,163,000 in 1995. The decrease is directly related to the decreased sales and related shipping costs, as well as decreases in fixed costs, offset by significant costs associated with the processing of returned goods. While returned goods, including the retail returns accepted in exchange for future purchase commitments, contributed to a reduction in net sales, expenses to both process such returns and to repackage the returned goods for sale were incurred. As such, decreases to freight expenses of $160,000, salaries of $85,000, travel of $50,000, and third party fulfillment costs of $30,000 were offset by increases in warranty/parts expenses of $110,000 and temporary labor costs of $90,000. As a percentage of sales, warehouse expenses increased to 9% in 1996 from 5% in 1995.

        Interest expense for the year ended 1996 was $228,000 as compared to $129,000 in 1995, and was related to higher interest expense associated with the Company's current accounts receivable transfer and purchase agreement which replaced the Company's prior loan payable.


FUTURE PLANS

        The VoiceLogic technology is now in use in a variety of products manufactured for the Company under contract with third parties. The IQoVOICE Organizer product lines, having initially been marketed directly to the consumer through targeted print advertising efforts, such as magazines, newspapers, and in-flight magazines, are now distributed both nationally and internationally, through catalog and retail channels. The Company is seeking to expand its domestic and international sales channels for these product lines as well as its new product lines.

        In 1996 the Company began using a new memory technology in the manufacture of its existing products and its new product lines. The new technology is more responsive, more reliable, and significantly lower in cost than the previous memory storage technology. Using this new technology, the Company introduced its IQoVOICE Organizers with enhanced features, a new design and appearance, and a lower cost.

        In the third quarter of 1997, the Company intends to launch a new line of the IQoVOICE Organizer. These new models will feature a PC interface compatible with Windows 95(TM) allowing the user to archive data as well as upload and download data to modify and/or add records and other information. These models are being designed to feature extended recording capabilities(15, 30 and 60 minutes in length) and a backlit display.

        The Company is continuing to seek distribution, licensing, development, and other arrangements for the manufacture, use, and sale of the VoiceLogic technology in consumer, business, and electronic products in the United States and worldwide. The Company will continue to explore development opportunities which may include both products that are funded completely by the Company to the extent financial resources are available, as well as those that are developed through joint development agreements with major electronics and/or equipment manufacturing companies where the funding is partially or completely provided by these other companies. It is the intent of the Company to continue to dedicate resources when available to the improvement of the VoiceLogic technology as well as to investigate all new developments in voice technologies and maintain its competitive position in the market for voice activated consumer products.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has incurred losses from operations for the past two years, and had negative working capital of approximately $1,087,000 at December 31, 1996, down from a positive working capital of $1,486,000 at December 31, 1995. The Company has also been slow and is delinquent in paying certain of its accounts payable inclusive of the Company's primary contract manufacturers. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company's independent certified public accountants have included an explanatory paragraph in their report with respect to this matter.

        In August 1996, the Company entered into a $3,000,000 accounts receivable transfer and purchase agreement with a financial institution which was used to pay off and replace the Company's $4,000,000 working capital line of credit agreement. Under the terms of the new agreement, the Company may sell certain accounts receivable to the financial institution thus enabling the Company to increase its cash availability. Net payments on the working capital line of credit in 1996 were $3,265,000. At December 31, 1996, the Company had $3,367,772 in accounts receivable which had been sold to the financial institution, with the Company receiving funds to establish a $300,000 reserve and cash equal to $1,889,052 which, in the aggregate represents the initial 65% advance under the agreement.

        Included in the 1996 statement of cash flows as an adjustment to reconcile net loss to net cash used in operating activities are charges of $420,000 relating to discontinued model costs. The Company elected to discontinue future production of its IQoVOICE Tell-It Phone product line as well as write off costs relating to its Diary/Organizer product, previously capitalized. Due to cash flow limitations start-up marketing and manufacturing cost issues, the Company was unable to introduce the Diary/Organizer in 1996, and the Company does not believe that it will realize a benefit in the near future as a result of having incurred these costs.

        Further included as an adjustment to reconcile net loss in 1996 is $150,000 relating to writedown of inventory in accordance with lower of cost or market methodology.

        The decrease in accounts receivable of $3,261,000 reflects the Company's overall decreased sales levels in 1996, including fourth quarter 1996 sales, of which $3,368,000 were sold to a financial institution, and initial payments of $1,889,000 were received.

        The decrease in inventory of $981,000 is primarily attributable to the Company's efforts to reduce inventory levels from December 31, 1995 through the means previously noted.

        The increase in deferred costs of $495,000 is primarily attributable to lower costs associated with the extensions of the Organizer product lines, including the IQoVOICE Pocket Organizer and the IQoVOICE Organizer/Pager. In 1997, management plans to incur $250,000 in deferred costs for the start-up of new products.

        The net increase in accounts payable and accrued expenses of $1,647,000 primarily relates to increased payables to the Company's manufacturer, primarily due to cash flow shortages incurred by the Company.

        Unused net operating losses of approximately $22,000,000 are available as of December 31, 1996 to offset future years' federal taxable income, and expire through 2011. Unused California net operating losses of approximately $11,200,000 are available as of December 31, 1996 to offset future years' California taxable income and expire through 2001. Under federal tax law IRC
Section 382, certain significant changes in ownership of the Company may restrict future utilization of these carryforwards. In the event the loss carryforwards are fully utilizable, the Company has a deferred tax asset of approximately $8,680,000 as of December 31, 1996. In addition, the Company has research and development tax credits of approximately $237,000 and $111,500 for Federal and California tax purposes respectively. These credits will begin to expire in 2007. The Company has a valuation allowance equal to, and which offsets, the net deferred tax asset as the Company cannot conclude that it is more likely than not the net deferred tax asset will be realized.

        Capital expenditures for the year ended December 31, 1996 amounted to $260,000. The primary components of these expenditures were IQoVOICE Pocket Organizer and IQoVOICE Organizer/Pager tooling purchases. In 1997, management plans to incur approximately $75,000 for capital expenditures, primarily for tooling purchases relating to new products.

        The Company's sales are subject to seasonal variations. Customer orders and sales are greatest in the third and fourth quarters of the Company's fiscal year in anticipation of and during the holiday months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters. This seasonality typically results in reduced earnings for the Company's first and second fiscal quarters because a significant portion of operating expenses are fixed throughout the year.

        Inflation has not had a significant impact on the Company's costs and prices during the past two years.

        In February 1997, the Company entered into a Letter of Intent to merge with Franklin Electronic Publishers, Inc., and under that letter of intent, received a loan of $500,000 to fund operational cash flow shortages. The Letter of Intent was subsequently terminated, however the loan remained outstanding.

        Subsequent to year end, in May 1997, the Company consummated a transaction involving two agreements with Franklin Electronic Publishers, Inc. ("Franklin"), a Pennsylvania corporation. The first agreement was a Purchase and Loan Agreement in which the two companies entered into the following transactions: 1) The Company transferred and sold to Franklin for $450,000 in cash its inventory, rights to work in process, manufacturing assets, marketing assets, and software and hardware design assets for the Company's IQoVOICE Organizer Models 5150 and 5160 (IQoVOICE Pocket Organizers); 2) The Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction; and 3) Franklin loaned the Company cash equal to $1,200,000, in addition to $500,000 previously loaned to the Company, and restructured the payment terms of a new $1,700,000 note over a four year period. The second agreement was a Technology Transfer Agreement in which the two companies entered into the following transactions: 1) The Company granted to Franklin a non-exclusive perpetual license for technology rights evidenced by the Company's patent related to operation of Voice Organizer products as well as other technology and software developed by the Company related to or used in the Model 5150 and 5160 for an advance royalty of $700,000 against an agreed upon per unit royalty; and 2) the Company assigned the rights to the VoiceLogic Technology to Franklin, and Franklin granted back to the Company a non-exclusive perpetual license of the VoiceLogic Technology, including the right to sublicense, for the development, manufacture, sale and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin.

        Also in May 1997, the Company entered into agreements with Flextronics (Malaysia) SDN. BHD. ("Flextronics") and GSS/Array Technology, Inc. ("GSS"), the manufacturers of the Company's products, relating to the resolution of outstanding liabilities and commitments. The Company entered into a Settlement Agreement with Flextronics under which the Company made a cash payment and assigned the proceeds due pursuant to a licensing agreement with Kong Wah Video for a voice operated television remote control device to Flextronics as full and final settlement for all outstanding liabilities and commitments other than approximately $260,000 in inventory which has already been manufactured by Flextronics. The Company has committed to purchase such inventory prior to June 30, 1997. The Company also entered into a Discounted Payment and Adequate Assurance of Performance Agreement with GSS under which the Company made a cash payment and issued 500,000 shares of non-voting, non-cumulative, convertible preferred stock, with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of issuance, as full and final settlement of outstanding liabilities. The preferred stock will have a $1.00 per share liquidation preference and each share will be convertible into four (4) shares of the Company's common stock. Further, at the option of GSS, for a one year period the Company will agree to either appoint a representative of GSS to the Board of Directors of the Company or to allow a representative to attend Board of Directors meetings as a non-voting observer. Also under the Discounted Payment and Adequate Assurance of Performance Agreement, GSS has agreed to continue to manufacture pursuant to the terms of the original Manufacturing Agreement for a period of not less than six months, and the Company has agreed to provide GSS with a standby letter of credit to secure the Company's payments. Lastly, on or about May 22, 1997, the Company entered into agreements with many of its other trade creditors in which the trade creditors agreed to accept discounted lump sum payments in full consideration of current obligations of the Company.

        As a result of the foregoing settlements with Flextronics, GSS and other trade creditors, the Company settled approximately $4.3 million of obligations for cash payments aggregating $1.9 million plus the issuance of the preferred stock and other commitments described above.

        The effect of the transactions with Franklin, Flextronics, and GSS have improved the Company's working capital position and its Shareholders' Equity. However, the Company anticipates continued losses from operations through the first nine months of 1997, and believes that such losses will continue unless the Company is successful in its efforts to increase sales from its current distribution channels and diversify its product line. As a result, management continues to seek a strategic relationship including merger opportunities, product development joint ventures, and distribution agreements in order to grow and strengthen the Company's financial base. The Company also continues to seek additional equity funding of approximately $1,500,000 in order to satisfy cash requirements for the remainder of 1997, inclusive of planned product development activities and to further strengthen its working capital position. At present, no definitive agreements exist, and failure to either consummate a merger or other strategic relationship agreement or obtain additional funding could result in the Company's having insufficient cash resources to meet its obligations in 1997.

        Except for the historical information contained herein, the matters discussed herein are forward looking statements that involve risks to and uncertainties in the Company's business, including, among other things, the availability of adequate working capital, changes in technology, the impact of competitive products, the Company's dependence on third party component supplies and manufacturers, and other risks and uncertainties that may be detailed from time to time in this and other of the Company's SEC reports.


ITEM 7. INDEX TO FINANCIAL STATEMENTS

        The response to this item is submitted in a separate section of this report, see page 30.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        As of December 31, 1996, the directors and executive officers of the Company were as follows:

                                                      Positions and Offices           Director
Name*                               Age               Held with Company               Since
-----                               ---               -----------------               -----
Edward M. Krakauer***               64                President, CEO, Director,
                                                      Chairman of the Board           1992

Mitchell B. Rubin***                41                Vice President, CFO,
                                                      Director                        1994

Myron H. Hitchcock                  56                Director                        1990

Ernest W. Townsend **               51                Director                        1994

George H. Fischer                   49                Vice President                  n/a

Kenneth I. DeWitt                   61                Vice President                  n/a

Larry R. Kloman                     50                Vice President                  n/a


* Table does not include Dr. Jack Steele, who became a director in 1994, and resigned as a director in October 1996 in order to devote more time to personal business.

**      Mr. Townsend resigned as a director effective March 24, 1997.

*** See "Item 9. Directors and Executive Officers of the Company - Subsequent Events."

        Edward M. Krakauer became a director of the Company upon joining it in November 1991, was appointed chairman of the board in July 1994, and has been the Company's president and chief executive officer since August 1993. From November 1991 to August 1993, Mr. Krakauer served as the Company's chief operating officer. From 1985 to November 1991, Mr. Krakauer was a managing director of The Oxford Group, a management consulting firm. Mr. Krakauer's areas of concentration with The Oxford Group were management, marketing, and new product development. From 1985 to 1991, Mr. Krakauer was actively involved with, and was founder, chairman of the board, and chief executive officer, of Rabbit Systems, Inc., a developer, marketer, and manufacturer of innovative consumer electronic products. From 1980 to 1985, Mr. Krakauer founded and served as president and chief executive officer of General Consumer Electronics ("GCE"), a marketer of video games, which was acquired by the Milton Bradley Company in 1982. Before starting GCE, from 1975 to 1980, Mr. Krakauer served as president and chief executive officer of Mattel Electronics, where he was responsible for founding, developing, and managing Mattel's consumer electronics business. Earlier, he was group vice president of Hunt Wesson Foods with responsibility for all marketing, sales, and new product development. Mr. Krakauer holds a Bachelors Degree in marketing and economics from New York University, 1953. In addition, he has been a lecturer in marketing at Johns Hopkins University. (See "Item 9. Directors and Executive Officers of the Company - Subsequent Event.")

        Mitchell B. Rubin joined the Company as vice president and general manager in January 1994, and was elected a director in July 1994. In December 1994, Mr. Rubin assumed the newly created position of vice president, finance and operations, which includes the responsibilities of chief financial officer; and in January 1995 Mr. Rubin was also appointed secretary of the Company. Previously, from July 1991 through 1993, Mr. Rubin held various positions (including executive vice president and chief operating officer from April 1992 through 1993) with Regal Group, Inc., a television direct-response company with which the Company did business. In late 1994, when Mr. Rubin was no longer associated with Regal, Regal filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. From 1990 to 1991, Mr. Rubin was senior vice president and chief financial officer of Quantum Marketing International, where he was responsible for operations, systems, and finance. From 1984 to 1990, Mr. Rubin was treasurer and chief financial officer at Chase Financial Management Corporation, a holding company, where he had responsibility for negotiation of all business and real estate acquisitions and sales, finance and operations. Prior to 1984, Mr. Rubin was a partner in Margolis & Company, Certified Public Accountants, in Pennsylvania. Mr. Rubin holds a B.S. degree in Business Administration/Accounting from Drexel University, 1977, and became licensed as a certified public accountant in the State of Pennsylvania in 1978. (See "Item 9. Directors and Executive Officers of the Company - Subsequent Event.")

        Myron H. Hitchcock became a director of the Company in December 1990. He has been associated with the Company since July of 1990. He is vice president engineering, chief financial officer, treasurer, and a principal shareholder of Voice Control Products Inc., which develops and licenses speech recognition technology principally to toy manufacturers and previously to the Company. During the previous six years, he was also president and the owner of ESSO Development Inc., which had developed speech recognition related microprocessor-based products from design to implementation. In the past, Mr. Hitchcock has licensed, and more recently he sold, to the Company certain of the VoiceLogic technology utilized by the Company. Prior to ESSO, he was employed by various divisions of Figgie International in the area of voice and speech product research and development. Mr. Hitchcock holds a B.S. degree in Mathematics with a minor in Electrical Engineering from the University of Massachusetts, and has engaged in graduate studies in computer science, engineering management and linguistics.

        Ernest W. Townsend became a director of the Company in July 1994. From 1993 to 1995 he served as president of Dole Food Company, North America. He was also an executive vice president and member of the Office of the Chairman of Dole Food Company, Inc. He was responsible for all Dole Food Company operations and sales and marketing activities in North America. Mr. Townsend is a twenty year veteran in the food industry. From 1992 to 1993, he served as president of Dole Fresh Fruit and Vegetable Company. During 1989 to 1992, he was president and CEO of All American Gourmet, a subsidiary of Kraft/General Foods, a subsidiary of Philip Morris Companies. During 1987 to 1989, Mr. Townsend was president of Kraft/General Foods Frozen Food Group. Mr. Townsend holds a B.A. degree in Economics from California State University, Sacramento. He has attended Harvard Business School's Program for Management Development. In March 1997, Mr. Townsend resigned as a director due to personal commitments that would have limited his future availability to the Company.

        George H. Fischer became vice president, engineering of the Company in November 1993. He originally joined the Company in 1991 as director of engineering and manufacturing. From 1987 to 1991 he was vice president of operations for Speech Systems, Inc., a developer of large-vocabulary speaker-independent speech recognition equipment. From 1984 to 1987 he was director of systems engineering for Perceptronics, Inc., a manufacturer of simulators and other products. Mr. Fischer holds a B.S. degree in Electrical Engineering from California State Polytechnic University, Pomona, 1974.

        Kenneth I. DeWitt joined the Company as vice president of manufacturing in July 1995. In this capacity he assumed responsibility for all of the manufacturing activities and quality assurance of the Company's products. Prior to joining the Company, Mr. DeWitt was vice president of engineering for Universal Security Instruments, a consumer electronics company which designs and manufactures telephones, answering machines and other related technical consumer products. In 1989 and 1990, Mr. DeWitt was senior vice president of Rabbit Systems, Inc., directing the development and manufacture of innovative consumer electronics products. From 1978 to 1989, and again from 1991 to 1995, Mr. DeWitt was director of research and development and vice president of engineering at Universal Security Instruments. Mr. DeWitt has over twenty-five years of experience developing and manufacturing high volume consumer electronics products both domestically and off-shore. He holds a B.S. degree in Electrical Engineering from the University of Pennsylvania, Moore School, has taught Engineering courses at Penn State University, and holds various patents in electronics products.

        Larry R. Kloman joined the Company as vice president of sales and marketing in July 1996. Mr. Kloman was with Phone-Mate Inc. from 1972 to 1993 where he served as vice president of sales and marketing, as well as a director, from 1985 to 1993. Mr. Kloman had been an independent marketing consultant from 1993 to 1996. In addition, Mr. Kloman has served as a key executive of the National Consumer Council for Business Excellence and holds a Jurist Doctor degree from the U.C.L.A. School of Law and a Bachelor of Arts Degree also from U.C.L.A.

        No director or executive officer of the Company has any family relationship with any other director or executive officer of the Company.

        SUBSEQUENT EVENTS. Subsequent to year end, the Company entered into three agreements with Edward M. Krakauer establishing the terms and conditions under which Mr. Krakauer resigned as the Company's president and CEO. Under the first agreement, a Termination Agreement, Mr. Krakauer's employment agreement was terminated and a negotiated payment plan was established for accrued salaries owed to the date of termination plus a discounted balance of the terminated employment agreement (see "Item 9. Directors and Executive Officers of the Company - Employment Agreements"). Under the terms of the second agreement, a Consulting Agreement, Mr. Krakauer agreed to serve as a part-time consultant through June 30, 1998, at an annual rate of $60,000 per year. Under the third agreement, Mr. Krakauer was granted 75,000 stock options at an exercise price of $.008 per share (which was 20% of the fair market value per share at the time of the grant in accordance with previous options granted by the Company for non-employee directors). Simultaneously, Mr. Krakauer voluntarily terminated his rights in previous option agreements granted by the Company which covered 648,825 shares at exercise prices ranging from $1.6875 to $3.00. Mr. Krakauer remains Chairman of the Company's Board of Directors.

        Further, subsequent to year end Mitchell B. Rubin was appointed by the Board of Directors to fill the positions of president and CEO. In connection with Mr. Rubin's appointment and his agreement to assume the responsibilities of this position, the Company agreed to pay Mr. Rubin $5,000.00 in deferred salary owed Mr. Rubin as of the date of his appointment. This payment was in the form of $2,500.00 in cash, and 62,500 shares of Common Stock of the Company at market value ($0.04 per share) as of the date of his appointment. Furthermore, the Company agreed to reinstate Mr. Rubin's full salary pursuant to his original employment agreement.

        Following successful negotiation and conclusion of the transactions with Franklin and the Company's manufacturers and trade creditors (as described in "Note 1. Description of Business - General/Subsequent Events" and "Note 1. Description of Business - Manufacturing/Subsequent Events"), the Board of Directors, in order to incentivise and reward the remaining executive management and employees of the Company, granted options to purchase Common Stock at a price per share of $0.26, representing the market value of the Common Stock one week subsequent to the Company's announcement of the completion of the aforementioned transactions, as follows:

NAME AND                                       SECURITIES UNDERLYING
PRINCIPAL POSITION                             NEW OPTION GRANTED
------------------                             ------------------
Mitchell Rubin                                    400,000 (1)
President and CEO

Kenneth I. DeWitt                                 75,000 (2)
Vice President, Manufacturing

George H. Fischer                                 60,000 (2)
Vice President, Engineering

All other employees                               275,000 (2)

(1) Non-qualified options granted by the Board of Directors. Mr. Rubin simultaneously agreed to cancellation of his prior option grants aggregating to 150,000 shares at an exercise price of $1.69 per share.

(2)     Granted pursuant to the 1992 and 1994 Employee Stock Option Plans.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equities securities ("10% Holders"), to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission (the "SEC"). Officers, directors, and 10% Holders are required by regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

        To the Company's knowledge, based solely on the Company's review of the copies of such forms received by the Company, the Company believes that all reports required to be filed under Section 16(a) of the Exchange Act and the related rules were timely filed by all officers, directors, and 10% Holders except for a Form 4 relating to Stock Options granted to Mr. Hitchcock in partial consideration of Mr. Hitchcock's assignment of the Technology to the Company in February 1996, a Form 4 relating to Stock Options granted to Mr. DeWitt as employment incentive in February 1996, a Form 4 relating to the cancellation of unvested Directors Stock Options for Mr. H. Ben Taub upon his resignation from the Company's Board of Directors in February 1996, Form 4's relating to Directors Stock Options granted to Messrs. Hitchcock, Steele and Townsend upon their election to the Board in June 1996, a Form 4 relating to the cancellation of unvested Stock Options upon the resignation of Mr. Frankel in July 1996, an initial Form 3 relating to Stock Options granted to Mr. Larry Kloman upon his entry into an employment contract with the Company in July 1996, a Form 4 relating to the cancellation of unvested Directors Stock Options for Mr. Steele upon his resignation from the Company's Board of Directors in October 1996, a Form 4 relating to the cancellation of vested Stock Options for Mr. Frankel in October 1996, Form 4's for Stock Options granted to Messrs. DeWitt and Fischer as employment incentive in December 1996, a Form 4 relating to the cancellation of vested Directors Stock Options for Mr. Taub, and a Form 4 relating to the cancellation of unvested Directors Stock Options for Mr. Townsend upon his resignation from the Company's Board of Directors in March 1997.


ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth the cash compensation paid by the Company for services rendered during the year ended December 31, 1996 to each executive officer whose aggregate cash compensation exceeded $100,000:

        SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION:

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                            ----------------
                                              ANNUAL COMPENSATION               AWARDS
                                            -------------------------       ----------------
 (A)                                         (B)               (C)                (G)                 (L)
 NAME AND                                                                      SECURITIES          ALL OTHER
 PRINCIPAL                                                                  UNDERLYING OPTIONS   COMPENSATION
 POSITION                                    YEAR           SALARY ($)           (#)(1)               ($)
 ------------------------------------------------------------------------------------------------------------
 Edward M. Krakauer (4)                      1996             150,000                 0                0
 Chief Executive Officer and President       1995             248,468                 0                0
                                             1994             210,330            75,000                0

 Mitchell B. Rubin (4)                       1996             135,000                 0                0
 Vice President, Finance and Operations      1995             157,750                 0                0
                                             1994             127,954           150,000           30,000 (2)

 George H. Fischer (4)                       1996             100,000            25,000                0
 Vice President, Engineering                 1995             136,875                 0                0
                                             1994             118,783            40,000                0

 Kenneth I. DeWitt (4)                       1996             100,000            25,000                0
 Vice President, Manufacturing               1995              57,308 (3)        60,000                0


(1) The amounts in this column represent shares which are subject to stock options granted by the Company to the named persons under the Company's 1992 and 1994 Stock Option Plans.

(2) The amounts shown represent moving expenses paid to the named individuals for costs and expenses associated with relocating to southern California from out of state upon accepting employment with the Company.

(3) Mr. DeWitt's annualized base salary upon joining the Company in July 1995 was $120,000.

(4) See "Part III, Item 9. Directors and Executive Officers of the Company - Subsequent Events."

                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES:
      (A)                              (B)              (C)               (D)                               (E)
                                                                          NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                          UNDERLYING                        IN-THE-MONEY OPTIONS
                                                                          UNEXERCISED OPTIONS/              AT FY-END ($) (1) (2)
                                       SHARES                             SARS, FY-END (#) (1)
                                       ACQUIRED         VALUE                                               EXERCISABLE/
      NAME                             ON EXERCISE      REALIZED ($)      EXERCISABLE/UNEXERCISABLE         UNEXERCISABLE
                                       (#)
      -------------------------------  ---------------  ----------------  --------------------------------  ------------------------
      Edward M. Krakauer (3)           0                0                 648,825/0                         0/0

      Mitchell B. Rubin (3)            0                0                 150,000/0                         0/0

      George H. Fischer (3)            0                0                 138,046/25,000                    0/0

      Kenneth I. DeWitt (3)            0                0                 90,000/25,000                     0/0


(1)  The Company has not granted any stock appreciation rights to any persons.

(2) Potential unrealized value means the fair market value on December 31, 1996 ($0.25 per share), less the option exercise price (for options with respect to which the exercise price is less than $0.25 per share), times the number of shares.

(3) See "Part III, Item 9. Directors and Executive Officers of the Company - Subsequent Events."


EMPLOYMENT AGREEMENTS

                  Mr. Krakauer. In August 1993, the Company entered into a new employment agreement with Edward M. Krakauer under which he serves as the Company's president and chief executive officer. The term of Mr. Krakauer's employment under the agreement expires in June 1998, subject to the right of the parties to terminate earlier under certain conditions, including the right of either party to terminate the agreement on ninety days' notice. If such termination is by the Company without cause, Mr. Krakauer is entitled to receive one year's salary as severance plus one year's participation in the bonus pool described in the employment agreement. If termination results from death or disability, he is entitled to one year's salary. The agreement provides for a base salary of $175,000 through December 31, 1993, with increases of at least 15% annually to the base salary, commencing January 1, 1994. In addition, Mr. Krakauer is eligible to receive incentive bonuses equal to 33-1/3% of a bonus pool for executive employees, which pool, in the aggregate, is 10% of the Company's annual pre-tax profits, as defined in the employment agreement. The employment agreement contains certain restrictions on Mr. Krakauer's right to compete and provides him with indemnification on various matters that may result from his service to the Company. Effective January 1, 1996, this agreement was amended to reduce Mr. Krakauer's 1996 base salary to $150,000, which was the total 1996 compensation paid, subject to a January 1, 1997 reinstatement of the prior base salary. Effective January 1, 1997, this agreement was again amended to provide for a deferral of a portion of salaries otherwise payable until such time as the Company obtains additional capital, completes a merger or other business combination, or the employment agreement is otherwise terminated.

                  Subsequent to year end under a Termination Agreement, the above mentioned employment agreement was terminated. Under the conditions of the Termination Agreement, the Company and Mr. Krakauer agreed to a negotiated payment plan under which the Company will pay Mr. Krakauer $52,000 in consideration of past due amounts under the employment agreement, and will pay $190,000 in consideration of amounts due for the balance of the employment agreement. Payments for both of the foregoing obligations will be made at various intervals through June 30, 1998 (see "Item 9. Directors and Executive Officers of the Company - Subsequent Events").

                  Mr. Rubin. In January 1994, the Company entered into an employment agreement with Mitchell B. Rubin under which he served as the Company's vice president and general manager until December 1994, when he became vice president of finance and operations and CFO. The term of Mr. Rubin's employment agreement expires in February 1997, subject to the right of the parties to terminate the agreement earlier under certain conditions, including the right of the Company to terminate the agreement on ninety days' notice, and Mr. Rubin to terminate the agreement on six months' notice. If such termination is by the Company without cause, Mr. Rubin is entitled to receive one year's salary as severance plus one year's participation in the bonus pool described in the agreement. If termination results from death or disability, he is entitled to one year's salary. The agreement provides for a base salary of $150,000 through December 31, 1994, with increases at the discretion of the Board of Directors thereafter. In addition, Mr. Rubin is eligible to receive incentive bonuses equal to not less than 10% of a bonus pool for executive employees, which pool, in the aggregate, is 10% of the Company's annual pre-tax profits, as defined in the employment agreement. The employment agreement contains certain restrictions on Mr. Rubin's right to compete. Effective January 1, 1996, this agreement was amended to reduce Mr. Rubin's 1996 base salary to $135,000, which was the total 1996 compensation paid, subject to a January 1, 1997 reinstatement of the prior base salary. In September 1996, the agreement was amended to extend the expiration date until February 1998. Effective January 1, 1997, this agreement was again amended to provide for a deferral of a portion of salaries otherwise payable until such time as the Company obtains additional capital, completes a merger or other business combination, or the employment agreement is otherwise terminated.

                  In connection with Mr. Rubin entering into his employment agreement in January 1994, the Company granted him stock options for a term of ten years under its 1992 Stock Option Plan to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $4.0625 per share, the then market price of such Stock. The Company also granted Mr. Rubin certain registration rights with regard to the shares which were the subject of these options. In December 1994, these options were terminated. Also in December 1994, the Company granted Mr. Rubin options to purchase an aggregate of 150,000 shares of the Company's Common Stock pursuant to its 1994 Stock Option Plan at an exercise price of $1.69 per share, the then market price of such Stock, in connection with his assuming significant additional responsibility for the Company. The registration rights granted to Mr. Rubin in January 1994 were amended to apply to 125,000 of the shares subject to the options granted in December. The Company also entered into an agreement with Mr. Rubin in January 1994 providing him with indemnification on various matters that may result from his service to the Company. (See "Item 9. Directors and Executive Officers of the Company - Subsequent Event.")

                  Mr. Fischer. In July 1994, the Company entered into an employment agreement with George H. Fischer, an employee of the Company since May 1992, under which he serves as the Company's vice president of engineering. This agreement, as amended in December 1994, expired in December 1996. Total 1996 compensation paid was $100,000. Mr. Fischer remains employed by the Company as the vice president of engineering at a base salary of $100,000 per annum.

                  During his term of employment with the Company, Mr. Fischer had been granted options to purchase the Company's Common Stock under its 1992 and 1994 Stock Option Plans. These grants occurred in October 1992, November 1993, December 1994, and December 1996 for 48,046 shares, 50,000 shares, 40,000 shares, and 25,000 shares respectively, at exercise prices of $3.00 per share, $4.06 per share, $1.69 per share, and $0.38 per share respectively, in each case the then market price of such Stock. (See "Item 9. Directors and Executive Officers of the Company - Subsequent Event.")

                  Mr. DeWitt. In June 1995, the Company entered into an employment agreement with Kenneth I. DeWitt under which he serves as the Company's vice president of manufacturing. Pursuant to this agreement, the term of employment expires June 1997, subject to the right of the parties to terminate earlier under certain conditions, including the right of the Company to terminate the agreement on ninety days' notice, and Mr. DeWitt to terminate the agreement on six months notice. If such termination is by the Company without cause, Mr. DeWitt is entitled to receive one year's salary as severance plus one year's participation in the bonus pool as described in the agreement. The agreement provides for a base salary of $120,000 per annum. In addition, Mr. DeWitt is eligible to receive incentive bonuses equal to not less than 5% of a bonus pool for executive employees, which pool, in the aggregate, is 10% of the Company's annual pre-tax profits, as defined in the employment agreement. The employment agreement contains certain restrictions on Mr. DeWitt's right to compete. Effective January 1, 1996, this agreement was amended to reduce Mr. DeWitt's 1996 base salary to $100,000, subject to a January 1, 1997 reinstatement of the prior base salary. Effective January 1, 1997, this agreement was again amended to provide for a deferral of a portion of salaries otherwise payable until such time as the Company obtains additional capital, completes a merger or other business combination, or the employment agreement is otherwise terminated.

                  During the term of his employment with the Company, Mr. DeWitt had been granted options to purchase the Company's Common Stock under its 1992 and 1994 Stock Option Plans. These grants occurred in May 1995, February 1996, and December 1996 for 60,000 shares, 30,000 shares, and 25,000 shares respectively, at exercise prices of $3.13 per share, $1.50 per share, and $0.38 per share respectively, in each case the then market price of such Stock.
(See "Part III, Item 9. Directors and Executive Officers of the Company - Subsequent Events.")


BOARD OF DIRECTORS COMPENSATION

                  Directors who are employees of the Company do not receive any compensation for serving as directors. Each of Messrs. Hitchcock, Townsend, and Dr. Steele has waived the $1,000 cash payments due for attendance at regularly scheduled Board of Directors' meetings which they attend effective January 1, 1996; they have the right to reinstate same prospectively when they believe such to be appropriate. In consideration for agreeing to serve as directors, upon the election at the 1996 Annual Meeting, these same individuals were granted options by the Company to purchase shares of the Company's Common Stock at a price equal to 20% of the closing market price of such Stock on June 19, 1996, the date such individuals were elected to the Board. These options, together with registration rights relating to the underlying shares of Common Stock, were for a number of shares which entitled each of the named individuals to purchase, upon exercise, that many shares of Common Stock as would yield a $16,000 gain if the options were exercised on June 19, 1996. The options became exercisable in equal quarterly amounts at the end of each of the four quarters following the election of these individuals to the Board of Directors; as to Mr. Steele, who resigned in October 1996, and Mr. Townsend, who resigned in March 1997, the portion of these options applicable to the time period subsequent thereto did not become exercisable. It is anticipated that Mr. Hitchcock, if elected at the Annual Meeting, will receive a further grant of options and registration rights immediately following his election to purchase shares of the Company's Common Stock at a price equal to 20% of the closing market price of such Stock on the date of his election and in an amount that would entitle him to purchase that many shares of Common Stock as would yield a gain of up to approximately $16,000 if the options were exercised on the date of grant. It is anticipated that such options will become exercisable in equal quarterly amounts at the end of each of the four quarters following the election of the named persons.


1992 AND 1994 STOCK OPTION PLANS.

                  In July 1992 and January 1994, the Company adopted, respectively, the 1992 Stock Option Plan (the "1992 Plan") and the 1994 Stock Option Plan (the "1994 Plan"). Subject to adjustment by reason of stock splits or similar capital adjustments, each of the 1992 Plan and the 1994 Plan provides for the granting of non-statutory stock options or incentive stock options to employees or consultants to purchase up to an aggregate of 700,000 shares of Common Stock.

                  As of December 31, 1996, options for 453,972 shares of Common Stock had been granted and remained outstanding and unexercised under the 1992 Plan; of these, options for 432,799 shares were exercisable as of December 31, 1996 at prices ranging from $0.66 to $6.75 per share. These options provide for maturing of exercise rights over periods ranging from one year to three years from the dates of grant. As of December 31, 1996, options for 653,120 shares of Common Stock had been granted and remained outstanding and unexercised under the 1994 Plan; of these, options for 465,620 shares were exercisable as of December 31, 1996 at a prices ranging from $0.38 to $3.56 per share.
These options provide for maturing of exercise rights over periods ranging from one year to three years from the dates of grant.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table contains information with respect to each person known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock as of December 31, 1996. To the Company's knowledge, based on information set forth in the Schedule 13-D filed with the Commission on May 16, 1996 by Flextronics (Malaysia) SDN.BHD, unless otherwise indicated in the notes below, each beneficial owner has sole voting and investment power with respect to the Common Stock set forth opposite his or her name in the following table:

                                                              PERCENT OF TOTAL
           NAME AND ADDRESS OF         NUMBER OF                   SHARES
            BENEFICIAL OWNER (1)         SHARES                 OUTSTANDING
            --------------------         ------                 -----------
Flextronics (Malaysia) SDN.BHD          1,356,966                   9.7%
2241 Lundy Avenue
San Jose, California


                  (1) On May 22, 1997, 2,000,000 shares of the Company's Common Stock were issued to Franklin Electronic Publishers, Inc. (see "Item 1. Description of Business - General/Subsequent Events").

                  The following table sets forth existing stock ownership by the directors and executive officers of the Company, as well as all directors and executive officers of the Company as a group. To the Company's knowledge, all of the shares shown in the following table are owned both of record and beneficially, and the persons named possess sole voting and investment power, except as otherwise indicated in the notes to the table.

                                                   Shares Beneficially Owned
                                                   As of December 31, 1996
                                                   -----------------------
                                                                            Percent of
Name (1)                                           Amount (2)                 Class
----                                               ------                     -----
Edward M. Krakauer (5)                             648,825 (3)                  4.7%

Mitchell B. Rubin (5)                              150,000                      1.1%

George H. Fischer (5)                              141,046                      1.0%

Kenneth I. DeWitt (5)                               90,000                      *

Myron H. Hitchcock                                  56,668 (4)                  *

Ernest W. Townsend                                  23,355 (4)                  *

All directors, nominees, and
executive officers of the
Company, as a group                              1,109,894                      8.0%
-----------------------

* Less than 1%.

(1) The address of each individual, unless otherwise indicated, is c/o Voice Powered Technology International, Inc., 18425 Burbank Blvd., Suite 506, Tarzana, California 91356.

(2) The amounts shown include shares subject to stock options exercisable as of December 31, 1996 or exercisable within 60 days from such date. Each of Messrs. Fischer, DeWitt, and Kloman have options to purchase 25,000 shares, which options were not exercisable as of December 31, 1996, or exercisable within 60 days from such date.

(3) The amount shown does not include 6,000 shares of Common Stock owned by relatives of Mr. Krakauer. Mr. Krakauer disclaims beneficial ownership of such shares.

(4) The amounts shown include stock options granted to these directors in 1994, 1995, and 1996 for serving as directors of the Company, except for options for 9,346 shares as to each of Messrs. Hitchcock and Townsend, as such options are not currently exercisable or exercisable within sixty days of this table. The amounts shown do not include grants of stock options which outside directors will receive in 1997 if they are re-elected to the Board. (See "Board of Directors Compensation.") The amounts shown also do not include options for 18,682 shares previously granted to Dr. Jack Steele, formerly a director of the Company.

(5) See "Part III, Item 9. Directors and Executive Officers of the Company - Subsequent Events."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MISCELLANEOUS

                  Prior to February 1996, the Company was the licensee under three license agreements with respect to the Technology, which together aggregated the foundation of the Company's exclusive rights to the Technology. One of the license agreements was with the original inventor ("Inventor") of the Technology, Mr. Hitchcock, who is also a director of the Company. The other two license agreements were with a Company ("Licensor") to whom the Inventor had assigned certain rights with respect to the Technology. Under these agreements, the Company was obligated to pay royalties of varying amounts to the Inventor and Licensor for units of products sold by the Company which contained the Technology, as well as royalties applicable to the Company's licensing activities of the Technology. These agreements also had annual minimum royalties payable by the Company to retain exclusivity which varied depending upon the agreement and the product category.

                  For the years ended December 31, 1995 and 1996, the Company paid Mr. Hitchcock, a director of the Company, $131,000 and $98,000, respectively, in royalty payments.

                  On February 20, 1996, the Company entered into a new agreement with the Inventor which effectively replaced the three prior licensing agreements, the result of which was that the Company acquired all right, title, interest, and any future improvements in and to the Technology, inclusive of an assignment of all intellectual property rights associated with the Technology. In consideration of this transfer, the Company agreed to pay $100,000 in two installments to the Licensor, $50,000 of which was paid at the execution of the agreement and $50,000 of which is payable not later than June 30, was paid in July 1996. In addition, the Company granted an option to purchase 33,333 shares of the Company's common stock to the Inventor of the Technology at an exercise price per share which was cumulatively $50,000 lower than the current market value as a means of paying the balance of the purchase price for the rights. In addition, the agreement requires payments of royalties by the Company to the Inventor equal to: 1) $0.50 per unit for each unit of any product sold by the Company which contains the Technology; 2) 5% of net proceeds from the sales of computer chips which contain the Technology; and 3) 15% of licensing revenues (excluding licensing revenues for computer chips) received by the Company as a result of licensing agreements relating to the Technology. The foregoing royalties are subject to a minimum of $60,000 per year payable quarterly.

                  Subsequent to year end, the agreement with Mr. Hitchcock, the Inventor, was assigned to Franklin Electronic Publishers, Inc. under the terms of the Technology Transfer Agreement (see "Item 1. Description of Business
- General/Subsequent Events").


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               EXHIBITS:

                  See Exhibit Index

(b)               REPORTS ON FORM 8-K.

                  Form 8-K filed with the SEC on June 2, 1997.

                          INDEX TO FINANCIAL STATEMENTS

           Report of Independent Certified Public Accountants         F-1

           Balance Sheets at December 31, 1995 and 1996               F-2

           Statements of Operations for the years ended
           December 31, 1995 and 1996                                 F-3

           Statements of Stockholders' Equity
           for the years ended December 31, 1995 and 1996             F-4

           Statements of Cash Flows for the years ended
           December 31, 1995 and 1996                                 F-5

           Summary of Significant Accounting Policies                 F-6

           Notes to the Financial Statements                          F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Voice Powered Technology International, Inc.
Tarzana, California


We have audited the accompanying balance sheets of Voice Powered Technology International, Inc., as of December 31, 1995 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to present fairly, in all material respects, the financial position of Voice Powered Technology International, Inc., at December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered from recurring losses from operations, including a net loss of $4,834,240 for the year ended December 31, 1996, and has negative working capital of $1,087,000 as of December 31, 1996. The Company has also been slow and is delinquent in paying its accounts payable, inclusive of the Company's primary contract manufacturers. These factors raise substantial doubt about its ability to continue as a going concern. There is no assurance that the Company will be able to realize its recorded assets and liquidate its liabilities in the normal course of business. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                BDO Seidman, LLP

Los Angeles, California
March 7, 1997,
except for Notes 7(d), 16(d), (e) and (f) as to which the date is May 29, 1997

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                ASSETS (NOTE 15)

                                                                                                   DECEMBER 31,
                                                                                         1995                          1996
                                                                                     ------------                 ------------
Current assets
     Cash and cash equivalents                                                       $  2,094,848                 $    226,615
     Restricted cash (Note 3)                                                                  --                      150,000

     Receivables, net of allowance for doubtful accounts of
         $80,249 in 1995 and $58,078 in 1996 (Notes 3 and 6)                            5,063,116                      323,409

     Receivables sold to financial institution (Note 3)                                        --                    3,367,772
     Less initial payments received from financial institution                                 --                    1,889,052
                                                                                     ------------                 ------------
              Net amount due from financial institution                                        --                    1,478,720

     Inventory                                                                          2,961,830                    1,831,217
     Prepaid expenses                                                                     138,881                      101,495
                                                                                     ------------                 ------------
              Total current assets                                                     10,258,675                    4,111,456
                                                                                     ------------                 ------------

Property and equipment (Note 7(a))
     Equipment                                                                          1,624,141                    1,882,569
     Other                                                                                141,493                      142,512
                                                                                     ------------                 ------------
                                                                                        1,765,634                    2,025,081
     Less accumulated depreciation                                                      1,049,383                    1,376,449
                                                                                     ------------                 ------------
         Net property and equipment                                                       716,251                      648,632

Patents and technology rights, net of amortization of $22,102 in 1995
     and $70,764 in 1996                                                                  165,901                      267,241
Deferred costs, net (Note 4)                                                              858,922                      620,749
Other assets                                                                              115,423                      127,496
                                                                                     ------------                 ------------
              Total assets                                                           $ 12,115,172                 $  5,775,574
                                                                                     ============                 ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                $  3,901,649                 $  4,340,981
     Accrued expenses (Note 5)                                                          1,605,381                      857,922
     Loan payable (Note 6)                                                              3,265,439                           --
                                                                                     ------------                 ------------
              Total liabilities                                                         8,772,469                    5,198,903
                                                                                     ------------                 ------------

Commitments and contingencies (Note 7)

Stockholders' equity (Note 8)
     Preferred stock, $.001 par value, 10,000,000
         shares authorized; none issued                                                        --                           --
     Common stock, $.001 stated value - shares
         authorized, 50,000,000; issued and out-
         standing, 12,486,273 and 13,949,072                                               12,486                       13,949
     Additional paid-in capital                                                        25,679,900                   27,746,645
     Accumulated deficit                                                              (22,349,683)                 (27,183,923)
                                                                                     ------------                 ------------
              Total stockholders' equity                                                3,342,703                      576,671
                                                                                     ------------                 ------------
                  Total liabilities and stockholders' equity                         $ 12,115,172                 $  5,775,574
                                                                                     ============                 ============

     See accompanying summary of accounting policies and notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS


                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,

                                                 1995                      1996
                                             ------------              ------------
Sales                                        $ 23,443,837              $ 10,813,447
Less price protection costs (Note 9)            1,100,000                        --
                                             ------------              ------------
     Net sales                                 22,343,837                10,813,447

Costs and expenses
     Cost of goods sold                        13,504,478                 7,620,465
     Discontinued model costs (Note 10)         1,716,192                   419,960
     Marketing                                  4,182,618                 2,803,361
     General and administrative                 3,295,047                 2,567,782
     Research and development                   1,264,225                 1,061,885
     Warehouse                                  1,163,059                 1,005,901
                                             ------------              ------------
         Total costs and expenses              25,125,619                15,479,354
                                             ------------              ------------

Operating loss                                 (2,781,782)               (4,665,907)

Other income (expense)
     Interest expense                            (128,967)                 (227,841)
     Other                                         91,652                    59,508
                                             ------------              ------------

Net loss                                     $ (2,819,097)             $ (4,834,240)
                                             ============              ============

Net loss per share                           $      (0.22)             $      (0.35)
                                             ============              ============
Weighted average common
     shares outstanding                        12,549,201                13,720,414
                                             ============              ============


     See accompanying summary of accounting policies and notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                Common Stock          Additional
                                                        --------------------------      Paid In      Accumulated     Stockholders'
                                                            Shares        Amount        Capital        Deficit          Equity
                                                        ------------   ------------   ------------   ------------    ------------
Balance,  January 1, 1995                                 12,435,673   $     12,436   $ 25,531,544   $(19,530,586)   $  6,013,394

Vendors/employees exercised stock options (Note 8(a))         50,600             50         84,356             --          84,406

Stock options issued to Board of Directors
members (Note 8(a))                                               --             --         64,000             --          64,000

Net loss                                                          --             --             --     (2,819,097)     (2,819,097)
                                                        ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1995                                12,486,273   $     12,486   $ 25,679,900   $(22,349,683)   $  3,342,703


Vendors/employees exercised stock options (Note 8(a))         90,833             91         15,065             --          15,156

Stock options issued to Board of Directors
members (Note 8(a))                                               --             --         48,000             --          48,000

Stock options issued to related party (Note 8(a))                 --             --         50,000             --          50,000

Shares of common stock issued to manufacturer
(Note 8(c))                                                1,371,966          1,372      1,953,680             --       1,955,052

Net loss                                                          --             --             --     (4,834,240)     (4,834,240)
                                                        ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1996                                13,949,072   $     13,949   $ 27,746,645   $(27,183,923)   $    576,671
                                                        ============   ============   ============   ============    ============




     See accompanying summary of accounting policies and notes to financial statements.

                       VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                 STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1995          1996
                                                                          -----------    -----------
Cash flows from operating activities:
     Net loss                                                             $(2,819,097)   $(4,834,240)
     Adjustments to reconcile net loss
        to net cash used in operating activities:
              Depreciation and amortization                                   700,892        832,415
              Compensatory stock options                                       64,000         48,000
              Writeoff of tooling related to discontinued models              140,881             --
              Writeoff of deferred costs related to discontinued models       259,328        419,960
              Writedown of inventory                                          586,984        150,000
              Reserve for price protection                                  1,100,000             --
              Reserve for parts commitments                                   729,000             --
     Changes in operating assets and liabilities:
              Increase in restricted cash                                          --       (150,000)
              (Increase) decrease in receivables, net                      (2,697,763)     3,260,987
              (Increase) decrease in inventory                             (1,953,959)       980,613
              (Increase) decrease in prepaid expenses                         (50,894)        37,386
              Increase in patents and technology rights                       (32,925)      (100,000)
              Increase in deferred costs                                     (947,164)      (494,509)
              (Increase) decrease in other assets                              61,403       (155,918)
              Increase in accounts payable                                    245,730      2,394,383
              Increase (decrease) in accrued expenses                         180,136       (747,458)
                                                                          -----------    -----------
                  Net cash provided by (used in) operating activities      (4,433,448)     1,641,619
                                                                          -----------    -----------

Cash flows from investing activities:
     Capital expenditures                                                    (530,527)      (259,569)
     Proceeds from the sale of property and equipment                          11,110             --
                                                                          -----------    -----------
                  Net cash used in investing activities                      (519,417)      (259,569)
                                                                          -----------    -----------

Cash flows from financing activities:
     Capital lease payments                                                   (14,545)            --
     Proceeds from (payments on) loan payable                               2,965,439     (3,265,439)
     Proceeds from the exercise of stock options and warrants                  84,406         15,156
                                                                          -----------    -----------
              Net cash provided by financing activities                     3,035,300     (3,250,283)
                                                                          -----------    -----------
Net decrease in cash and cash equivalents                                  (1,917,565)    (1,868,233)
                                                                          -----------    -----------
Cash and cash equivalents at the beginning of the year                      4,012,413      2,094,848
                                                                          -----------    -----------
Cash and cash equivalents at the end of the year                          $ 2,094,848    $   226,615
                                                                          ===========    ===========


      See summary of accounting policies and notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


REVENUE RECOGNITION

                  The Company recognizes revenue upon shipment of product.

CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORY

                  Inventory consists of finished goods and is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost and are depreciated on a straight-line basis using estimated useful lives which range from 3-7 years.

PATENTS AND TECHNOLOGY RIGHTS

                  Patents are stated at cost less amortization, which is provided on a straight-line basis over 15 years. Technology rights are stated at cost less amortization, which is provided on a straight-line basis over 3 years. Patents and technology rights are expensed when management believes they provide no future benefit.

DEFERRED COSTS

                  Deferred costs include capitalized product development, product improvement, and user manual design and development costs, less amortization, which is provided on a straight-line basis over 2-3 years. Such costs are periodically reviewed each year based upon management's estimates of sales of the related products. Deferred costs are written off when management believes they provide no future benefit.

INCOME (LOSS) PER SHARE

                  Net income (loss) per common share is calculated by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common stock equivalent shares outstanding during each year. Common stock equivalents have not been included since their effect would be anti-dilutive.

INCOME TAXES

                  The Company utilizes Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' (SFAS No. 109). This standard employs an asset and liability approach in accounting for income taxes, the objective of which is to recognize the amount of current and deferred taxes payable or receivable at the date of the financial statements using the provisions of enacted tax laws.

ACCOUNTING ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses at the date that the financial statements are prepared. Actual results could differ from those estimates.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying values of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and loan payable approximate their fair values because of the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

                  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

STOCK BASED COMPENSATION

                  As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for employee stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                  Also, in accordance with SFAS 123, the Company is to make a footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and recognized over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. For the years ended December 31, 1996 and 1995, additional compensation cost as measured pursuant to SFAS 123 for options granted in 1996 and 1995 was not material. Accordingly, pro forma net loss and net loss per share is not applicable.

RECLASSIFICATION

                  Reclassification of certain prior year amounts have been made to conform to current year classification.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.  BUSINESS

        The Company, a California corporation, began operations in July 1992 when it commenced sales of its first product, the VCRoVOICE Programmer. In 1993, the Company designed and developed its second product, the IQoVOICE Organizer. Sales of the IQoVOICE Organizer commenced in October 1993 via direct response marketing, and were expanded to include retail and international sales beginning in September 1994. Along with the original versions, subsequent domestic and international models of the IQoVOICE Organizer, including a low cost version of the IQoVOICE Organizer, sales of which commenced in August 1995; a mini or "pocket sized" version of the IQoVOICE Organizer, sales of which commenced in June 1996; and a IQoVOICE Organizer/Pager, sales of which began in October 1996, continue to comprise a substantial portion of the Company's revenues.

        The Company has further designed the IQoVOICE Tell-It Phone, sales of which commenced in October 1994; and the IQoVOICE MessagePad, sales of which commenced in August 1995. Production of both of these products was discontinued in 1996 (Note 10). The Company continues to be engaged in the design, development, and distribution of consumer electronic products using proprietary voice recognition technology.

        As the Company's proprietary VoiceLogic technology is adaptable to a wide variety of microprocessors, it has been able to engage in joint development and licensing agreements with certain manufacturing companies. The Company plans to continue to license its technology to manufacturers for incorporation into general business and consumer products, such as audio/video equipment, telecommunication devices, office equipment, home appliances, wireless communications, organizing and accessing of information, and other products.


2.  GOING CONCERN

        The Company has incurred losses from operations for the past two years, and as of December 31, 1996 has negative working capital of approximately $1,087,000. The Company has also been slow and is delinquent in paying certain of its accounts payable inclusive of the Company's primary contract manufacturers. These factors raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to realize its recorded assets and liquidate its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        As a result of transactions which occurred in May 1997 (see Subsequent Event - Note 16(d) and 16(c)), the Company has significantly improved its working capital position and its Shareholders' Equity. However, the Company anticipates continued losses from operations through the first nine months of 1997, and believes that such losses will continue unless the Company is successful in its efforts to increase sales from its current distribution channels and diversify its product line. As a result, management continues to seek a strategic relationship including merger opportunities, product development joint ventures, and distribution agreements in order to grow and strengthen its financial base. In the event that a strategic relationship fails to take place, the Company believes that it will need to raise additional funding through an equity transaction. This funding would not only be used to continue to fund operations, but also to satisfy the costs associated with completing products currently in development and then marketing those products in order to increase future profitability. No assurance can be given that the Company will be able to enter into a strategic relationship or raise capital.

        See Subsequent Event at Note 16.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

3.  ACCOUNTS RECEIVABLE

        In August 1996, the Company entered into a $3,000,000 accounts receivable transfer and purchase agreement with a financial institution which was used to pay off and replace its working capital line of credit agreement (Note 6). Under the terms of the new agreement, the Company may sell certain accounts receivable to the financial institution for an initial payment from the institution of 65% of the net amount of the related invoices. The Company pays a fixed discount of 1.25% of the net amount upon sale of the invoice, and a variable discount of a base rate maintained by the bank plus 2% per annum (10.25% at December 31, 1996) on the initial payment until the related invoices are paid by the customer. Further, the Company is required to maintain a reserve and a restricted cash deposit with the financial institution to be used as a collateral account for a cumulative amount that varies from zero to $750,000 ($300,000 reserve and $150,000 cash collateral at December 31, 1996), depending on the amount of outstanding uncollected accounts sold to the financial institution.

        At December 31, 1996, the Company had $3,367,772 in accounts receivable which had been sold to the financial institution, 65% of which was used to establish the $300,000 reserve and fund the initial payment of $1,889,052 which had been received from the financial institution. The December 31, 1996 amount was the largest amount of outstanding receivables sold under the agreement during 1996. The average rate of interest under this agreement in 1996 was 21.9%.


4.  DEFERRED COSTS

        Deferred costs consist of the following:

                                                                                      DECEMBER 31,
                                                                           1995                           1996
                                                                 ------------------------------------------------------
Product improvement costs                                        $               312,678         $              430,165
Product development costs                                                        641,748                        476,798
User manual design and development costs                                         162,655                        145,809
                                                                 -----------------------         ----------------------
                                                                               1,117,081                      1,052,772
Less accumulated amortization                                                    258,159                        432,023
                                                                 -----------------------         ----------------------
                                                                 $               858,922         $              620,749
                                                                 =======================         ======================

5.  ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                                                                      DECEMBER 31,
                                                                           1995                           1996
                                                                 ------------------------------------------------------
Accrued expenses                                                 $               876,381         $              582,922
Reserve for parts commitments (Note 10)                                          729,000                        275,000
                                                                 -----------------------         ----------------------
                                                                 $             1,605,381         $              857,922
                                                                 =======================         ======================


6.  LOAN PAYABLE

        In August 1995, the Company entered into a collateralized $4,000,000 working capital line of credit agreement with a banking facility from which an outstanding loan payable in the amount of $3,265,439 existed at December 31, 1995. The term of the agreement was twelve months and was collateralized by the assets of the Company, including a $1,000,000 restricted cash time deposit held at the bank. Borrowings under the agreement were permitted up to 80% of the Company's eligible accounts receivable and 100% of restricted cash. The agreement carried an interest rate of prime less 1% on the first $1,000,000 borrowed, and prime plus 1% (9.5% at December 31, 1995) on any additional borrowing. The December 31, 1995 balance was the highest amount borrowed during the year, and the average rate of interest under this loan in 1995 was 8.8%.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

       In March 1996, the Company entered into an amendment of the foregoing working capital line of credit agreement. Pursuant to this amendment, the lender agreed to waive certain requirements regarding financial covenants as of December 31, 1995 through the expiration of the agreement. In addition, the terms of the agreement were amended resulting in a reduction of the aggregate amount of the working capital line of credit from $4,000,000 to $2,000,000, an increase in the interest rate of 1% on balances not secured by cash, and a reduction in the advance rate from 80% of the Company's eligible accounts receivable plus restricted cash to 60% of eligible accounts receivable plus restricted cash. The January 1, 1996 balance of $3,265,439 was the highest amount borrowed under this agreement during the year, and the average rate of interest under this agreement in 1996 was 9.0%. This agreement was paid off and replaced with an accounts receivable transfer and purchase agreement (Note 3).


7.  COMMITMENTS

        (a) As of December 31, 1996, future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year are as follows:

                      OPERATING
                        LEASES
                   ----------------
 1997              $        147,902
 1998                       115,548
 1999                       115,548
 2000                        28,887
                   ----------------
 Total             $        407,885
                   ================

        The operating leases pertain to leases for the Company's office facilities. The current lease expires in March 1997, and will be replaced by a lease for a new facility which expires in March 2000. The new lease carries provisions for cancellation by the Company between October 1997 and March 1998, and space reduction if elected by the Company in April 1998. Neither the cancellation nor the space reduction is included in the above schedule. The Company also has a lease on certain warehouse facilities which is renewable on a month-to-month basis. Rent expense was $248,000 and $264,000 for the years ended December 31, 1995 and 1996.

        (b) In February 1996, the Company executed an agreement with its prior contract manufacturer, located in Malaysia, which established the terms and conditions pursuant to which the Company is winding down its affairs with this manufacturer. The terms of this agreement included the following: 1) the issuance to the manufacturer of 1,371,966 shares of the Company's common stock at market (Note 8(c)), valued at, $1,955,052, which amount was applied to the Company's December 31, 1995 trade debt to the manufacturer; 2) a payment schedule for the remaining balance of the related trade debt as of December 31, 1995; 3) terms and conditions for payment of the Company's obligation regarding component parts purchased for the manufacture of the Company's products and for which the Company is obligated (Note 10); and 4) purchasing and payment terms for the remaining products to be manufactured and shipped to the Company. The Company has not made payments due on various dates pursuant to this agreement. In May 1997, an agreement was reached regarding the outstanding obligation to this manufacturer (see Subsequent Event - Note 16(e)).

        (c) In February 1996, the Company entered into two new manufacturing related agreements: first, an agreement with a manufacturer based in Thailand for the manufacture of the Company's products, and secondly an agreement with a company to manufacture, market, and distribute the Company's products in the Far East. The second agreement was terminated subsequent to year end (see Note 16).

        (d) In February 1996, the Company entered into an agreement with a related party ("the inventor"), inventor of an integral part of the voice recognition technology used by the Company, which resulted in the Company obtaining unrestricted exclusive world wide ownership rights to the technology subject to ongoing royalties. As a result of the agreement, the Company granted stock options to the inventor at an exercise price per share which was cumulatively

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

$50,000 lower than market value (Note 8(a)), and paid $100,000 in cash to a company in which the inventor is a 31% owner. Under the agreement, the Company is obligated to pay royalties to the inventor equal to 1) $.50 per unit for each unit of any product (other than computer chips) sold by the Company which contains the technology; 2) 5% of net proceeds from sales of computer chips which contain the technology, and 3) 15% of licensing revenues (excluding licensing for computer chip only sales) received by the Company as a result of licensing agreements relating to the technology. The foregoing royalties are subject to a minimum of $60,000 per year, payable quarterly. Royalty expense incurred in 1995 and 1996 amounted to $99,300 and $130,400, respectively.

        Subsequent to year end, the agreement with the inventor was assigned to Franklin Electronic Publishers, Inc. ("Franklin") under the terms of the Technology Transfer Agreement. However, with respect to the annual minimum royalty due to the inventor by Franklin, the Company remains obligated to Franklin for the $60,000 per year less royalties due and payable by Franklin to the inventor. See Subsequent Event - Note 16(d).

        (e) The Company entered into a licensing agreement with the manufacturer of the IQoVOICE Tell-It Phone for certain technologies held by the manufacturer that are used in the product. In the event the Company elects to build this product through another source, the Company would be liable to the manufacturer for $50,000 plus fifty cents per unit for each of the first 100,000 IQoVOICE Tell-It Phones sold.

        (f) As of December 31, 1996, the Company has employment agreements with certain of its officers for various terms expiring between June 30, 1997 and June 30, 1998. Effective January 1, 1997, three of these agreements were amended to provide for a deferral of a portion of 1997 salaries otherwise payable until such time as the Company obtains additional capital, completes a merger or other business combination, or the employment agreement is otherwise terminated. The minimum aggregate obligations pursuant to these contracts are $560,000 in 1997 and $195,000 in 1998 (see Subsequent Event - Note 16(f)).


8.  CAPITAL STOCK

  (a) Stock options

        The Company's 1992 Stock Option Plan (the "1992 Plan") provides for the granting of non statutory stock options or incentive stock options to employees to purchase up to an aggregate of 700,000 shares of common stock, subject to anti-dilution provisions. The Company's 1994 Stock Option Plan (the "1994 Plan") provides for the granting of non statutory stock options or incentive stock options to employees to purchase up to an aggregate of 700,000 shares of common stock, subject to anti-dilution provisions. The option price per share for non statutory stock options granted under the 1992 Plan must be at least 85% of the fair market value of the common stock on the date any such options are granted or 100% for incentive stock options, except that in the case of a stockholder owning more than 10% of the combined voting power of all classes of the outstanding stock of the Company, the option price for any incentive stock options shall be at least 110% of the fair market value on the date of grant. Outstanding 1992 Plan options vest and are exercisable over a three year period or less from the date of grant, as determined by the Board of Directors. Outstanding 1994 Plan options vest over time periods from the date of grant, as determined by the Board of Directors.

        During 1995, 13,600 compensatory stock options were exercised by vendors at $.03 per share for the Company's common stock. In addition, vendors and employees exercised 37,000 stock options from $1.69 to $3.00 per share for the Company's common stock.

        In May 1995, the Company granted 26,948 compensatory stock options to Directors of the Company at an exercise price of $.59, which were below fair market value. In June 1996, the Company granted 56,076 compensatory stock options to the Directors at an exercise price of $.27, which were below fair market value. The options vest and are exercisable over a 1 year period. In accordance with Accounting Principles Board Opinion No. 25, the Company has recorded non-cash stock option compensation expense with a corresponding credit to additional paid-in capital in the amount of $64,000 in 1995 and $48,000 in 1996.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

        During 1996, 83,333 compensatory stock options were exercised by a former employee at $.03 per share for the Company's common stock. In addition, vendors exercised 7,500 stock options at $1.69 per share for the Company's common stock.

       In the February 1996, the Company entered into an agreement with a related party, the inventor of an integral part of the voice recognition technology used by the Company, which resulted in the Company obtaining unrestricted exclusive world wide ownership rights to the technology subject to ongoing royalties. In accordance with this agreement, the Company granted stock options which were cumulatively $50,000 lower than market value to the related party (Note 7(d)).

The following table sets forth additional information with respect to common stock options:

                                                            WEIGHTED AVERAGE
                                                             EXERCISE PRICE
                                                  SHARES       PER SHARE
                                                ---------   ----------------
Balance at January 1, 1995                      1,805,737        $4.32
Options exercised                                 (50,600)        3.64
Options granted                                   137,219         3.18
Options canceled                                  (48,495)        2.81
                                                ---------
Granted and outstanding at December 31, 1995    1,843,861        $3.90
Options exercised                                 (90,833)        1.78
Options granted                                   446,452          .87
Options canceled                                 (356,173)        2.38
                                                ---------
Granted and outstanding at December 31, 1996    1,843,307        $3.78
                                                =========
Exercisable at December 31, 1996                1,615,942        $3.78
                                                =========

                                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                          -------------------------------------------------------   -------------------------------------
                             NUMBER        WEIGHTED-AVERAGE          WEIGHTED-          NUMBER            WEIGHTED-
 RANGE OF                  OUTSTANDING        REMAINING               AVERAGE           EXERCISABLE       AVERAGE
 EXERCISE PRICES           AT 12/31/96     CONTRACTUAL LIFE       EXERCISE PRICE        AT 12/31/96       EXERCISE PRICE
----------------           -----------     ----------------       --------------        -----------       --------------
 $0.27 - $0.55                255,971          9.5 years               $0.38              88,606            $0.50
 $1.50 - $1.68                570,103          8.5 years               $1.56             510,103            $1.56
 $3.00 - $6.75              1,017,233          7.0 years               $5.88           1,017,233            $5.88

(b) Warrant Grants

        With respect to warrants, the Company had a balance of 1,098,817 outstanding and exercisable at December 31, 1995 and 1996 with a weighted average exercise price of $6.38.

(c) Stock issuance

       In February 1996, the Company executed an agreement with its prior contract manufacturer which established the terms and conditions pursuant to which the Company is winding down its affairs with this manufacturer. The terms of this agreement included the issuance to the manufacturer of 1,371,966 shares of the Company's common stock at market value, valued at $1,955,052, which amount was applied to the Company's outstanding debt to the manufacturer (Note 7(b)). See Subsequent Event - Note 16(e).

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

9.  PRICE PROTECTION

        In January 1996, the Company instituted a program to reduce the retail price of two of its product lines. Accordingly, established retail accounts were issued credits for on-hand inventory equal to the difference between the wholesale price at which they had purchased the products and their new wholesale price which is based on the reduced retail price. The total cost to the Company for this program was recorded in 1995, and was approximately $1,100,000.


10.  DISCONTINUED MODEL COSTS

        As of December 31, 1995 the Company elected to discontinue future production of two of its product lines. In addition, the Company adopted a new technology for memory storage in the IQoVOICE Organizer products which rendered certain component parts committed to by the Company at December 31, 1995 obsolete. As a result, the Company established at December 31, 1995 a reserve of $729,000 ($275,000 remaining at December 31, 1996) to encompass the difference between the cost and the net realizable value of components purchased, or committed to be purchased, by the Company for inclusion in the discontinued products. Further in 1995, the Company wrote down the inventory value of the related finished goods by $586,983 in accordance with the lower of cost or market methodology. Finally in 1995, the Company wrote off $400,209, which was the book value of tooling and product development costs related to the discontinued products. As such, the total cost charged to operations in 1995 related to discontinued products was $1,716,192.

        As of December 31, 1996 the Company elected to discontinue future production of its IQoVOICE Tell-It Phone as well as write off costs relating to its Diary/Organizer product, previously capitalized. The Diary/Organizer was designed for girls between the ages of seven to thirteen, and featured games and activities which utilized the Company's VoiceLogic technology. Due to the high marketing and start-up manufacturing costs associated with the introduction of this product, the Company, due to the limitation of cash resources, was unable to introduce this product in 1996 and does not believe that sufficient cash resources will be available in the near future. As a result, at December 31, 1996, the Company wrote off $419,960, which was the book value of product development costs related to the discontinued products.


11.  MAJOR CUSTOMERS AND INTERNATIONAL SALES

        In 1995, the Company had no customers whose purchases exceeded 10% of the Company's total net sales. During 1995, approximately 20% of the Company's net sales were international sales.

        In 1996, the Company had two customers whose purchases, totaling $3,100,000, each exceeded 10% of the Company's net sales. During 1996, approximately 15% of the Company's net sales were international sales, primarily in Europe.


12.  SUPPLEMENTAL CASH FLOW INFORMATION

        During the years ended December 31, 1995 and 1996, the Company paid $129,000 and $228,000 in interest expense, and $800 in minimum state income taxes for each year.

Supplemental non-cash financing and investing activities were as follows:

                                                                                            YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                      1995              1996
                                                                                  ------------       ----------
Issuance of compensatory stock options (Note 8(a))                                $     64,000       $   48,000
Issuance of compensatory stock options to related party (Notes 7(d) and 8(a))               --           50,000
Issuance of common stock to vendor (Note 8(c))                                              --        1,955,052

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

13.  INCOME TAXES

        Unused net operating losses of approximately $22,000,000 are available as of December 31, 1996 to offset future years' federal taxable income, and expire through 2011. Unused California net operating losses of approximately $11,200,000 are available as of December 31, 1996 to offset future years' California taxable income and expire through 2001. Under federal tax law IRC
Section 382, certain significant changes in ownership of the Company may restrict future utilization of these carryforwards. In the event the loss carryforwards are fully utilizable, the Company has a deferred tax asset of approximately $8,680,000 as of December 31, 1996. In addition, the Company has research and development tax credits of approximately $237,000 and $111,500 for Federal and California tax purposes respectively. They will begin to expire in 2007. The Company has a valuation allowance equal to, and which offsets, the net deferred tax asset as the Company cannot conclude that it is more likely than not the net deferred tax asset will be realized.


14.  RELATED PARTY TRANSACTIONS

        During 1995 and 1996 the Company paid royalties of $130,880 and $97,530, respectively, to a director of the Company. Further, during 1996 the Company granted stock options which were cumulatively $50,000 lower than market value to the same director (Note 8(a)).

        During 1995 and 1996 the Company granted compensatory stock options to its external Board of Directors members (Note 8(a)).


15.  FOURTH QUARTER ADJUSTMENTS

        As of December 31, 1995, the Company established reserves for price protection costs of $1,100,000 and parts commitments of $729,000. The Company also wrote off deferred costs and tooling related to discontinued models of $400,209, and wrote down inventory of $586,983. These adjustments relate to events occurring during the fourth quarter of 1995. The effect of these adjustments was to increase net loss by $2,816,192 and $.22 per share.

        As of December 31, 1996 the Company wrote off deferred costs related to discontinued models of $419,960, and recorded a $150,000 writedown in inventory in accordance with lower of cost or market methodology. These adjustments relate to events occurring during the fourth quarter of 1996. The effect of these adjustments was to increase net loss by $569,960 and $.04 per share.


16.  SUBSEQUENT EVENTS

        (a) In February 1996, the Company entered into a five year Business Cooperation Agreement with a South Korean based company, Hansol Electronics Inc. ("Hansol"). The agreement granted Hansol exclusive marketing, manufacturing, and distribution rights for the Company's products and technology in certain countries in the Far East, including but not limited to, China, Hong Kong, and India. In addition, the agreement granted to Hansol the right to manufacture for the Company at least 50% of the Company's total production requirements, subject to Hansol providing pricing and terms equal to or better than those otherwise obtainable by the Company. In payment for the marketing, manufacturing, and distribution rights granted, Hansol was to pay the Company $1,000,000 in six installments during the initial two years of the agreement, $850,000 of which was to be paid during 1996. At December 31, 1996, $260,000 of the $850,000 remained outstanding. Further, at December 31, 1996, included in the Company's accounts payable was $83,000 due to Hansol for inventory purchases.

           In February 1997, the Company and Hansol entered into a termination agreement which established the terms and conditions pursuant to which the companies are winding down their relationship. The terms of this agreement included

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

mutual release and discharge of any outstanding amounts and claims, Hansol releasing to VPTI approximately $180,000 of inventory which had already been manufactured, and the transfer to the Company of all technology and marketing rights previously granted to Hansol.

        (b) In December 1995, the Company entered into a purchase and joint marketing agreement with MobileComm Nationwide Operations, Inc., subsequently acquired by MobileMedia Corporation ("MMC"), regarding the IQoVOICE Organizer/Pager. In November 1996, The Company entered into a settlement agreement with MMC, in which MMC agreed to continue to provide paging services in support of the product, cooperate with the Company in marketing of the product, a payment schedule for the balance due to the Company for prior product purchases, and also a payment schedule for a cancellation fee releasing MMC from future purchase commitments. At December 31, 1996, included in the Company's accounts receivable was $252,400 due from MMC relating to product purchases. No receivable has been recorded relating to the cancellation fee.

                In January 1997, the Company entered into a letter agreement with MMC, releasing MMC from the cancellation fee due in exchange for immediate payment of the outstanding $252,400 which the Company then received. Subsequently in January 1997, MMC filed for Chapter 11 protection in the U.S. Bankruptcy Court in Delaware. MMC, however, entered into a debtor-in-possession credit agreement, and continues to sustain its business operations including pager services.

        (c) In February 1997, the Company entered into a Letter of Intent with Franklin Electronic Publishers, Inc. ("Franklin"), setting forth the intention of the companies to enter into an agreement regarding a merger of the Company with Franklin upon certain terms and conditions including the Company's shareholder approval. Under the terms of the Letter of Intent, in March 1997, Franklin loaned the Company $500,000, secured by a promissory note on which interest accrues on the principal at 9% per year. The interest and principal on the note is payable (whether or not a merger agreement is executed) on December 31, 1997, and is secured by all of the Company's tangible and intangible assets, subordinate only to the financial institution with which the Company has an accounts receivable transfer and purchase agreement (Note 3). The letter of intent was subsequently terminated.

        (d) Subsequent to year end, in May 1997, the Company consummated a transaction involving two agreements with Franklin Electronic Publishers, Inc. ("Franklin"), a Pennsylvania corporation. The first agreement was a Purchase and Loan Agreement in which the two companies entered into the following transactions: 1) The Company transferred and sold to Franklin for $450,000 in cash its inventory, rights to work in process, manufacturing assets, marketing assets, and software and hardware design assets for the Company's IQoVOICE Organizer Models 5150 and 5160 (IQoVOICE Pocket Organizers); 2) The Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction; and 3) Franklin loaned the Company cash equal to $1,200,000, in addition to $500,000 previously loaned to the Company, and restructured the payment terms of a new $1,700,000 note over a four year period. The second agreement was a Technology Transfer Agreement in which the two companies entered into the following transactions: 1) The Company granted to Franklin a non-exclusive perpetual license for technology rights evidenced by the Company's patent related to operation of Voice Organizer products as well as other technology and software developed by the Company related to or used in the Model 5150 and 5160 for an advance royalty of $700,000 against an agreed upon per unit royalty; and 2) the Company assigned the rights to its VoiceLogic Technology to Franklin, and Franklin granted back to the Company a non-exclusive perpetual license of the VoiceLogic Technology, including the right to sublicense, for the development, manufacture, sale and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin.

        (e) Also in May 1997, the Company entered into agreements with Flextronics (Malaysia) SDN. BHD. ("Flextronics") and GSS/Array Technology, Inc. ("GSS"), the manufacturers of the Company's products, relating to the resolution of outstanding liabilities and commitments. The Company entered into a Settlement Agreement with Flextronics under which the Company made a cash payment and assigned the proceeds due pursuant to a licensing agreement with Kong Wah Video

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

for a voice operated television remote control device to Flextronics as full and final settlement for all outstanding liabilities and commitments other than approximately $260,000 in inventory which has already been manufactured by Flextronics. The Company has committed to purchase such inventory prior to June 30, 1997. The Company also entered into a Discounted Payment and Adequate Assurance of Performance Agreement with GSS under which the Company made a cash payment and issued 500,000 shares of non-voting, non-cumulative, convertible preferred stock, with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of issuance, as full and final settlement of outstanding liabilities. The preferred stock will have a $1.00 per share liquidation preference and each share will be convertible into four (4) shares of the Company's common stock. Further, at the option of GSS, for a one year period the Company will agree to either appoint a representative of GSS to the Board of Directors of the Company or to allow a representative to attend Board of Directors meetings as a non-voting observer. Also under the Discounted Payment and Adequate Assurance of Performance Agreement, GSS has agreed to continue to manufacture pursuant to the terms of the original Manufacturing Agreement for a period of not less than six months, and the Company has agreed to provide GSS with a standby letter of credit to secure the Company's payments. Lastly, on or about May 22, 1997, the Company entered into agreements with many of its other trade creditors in which the trade creditors agreed to accept discounted lump sum payments in full consideration of current obligations of the Company.

       (f) As of May 1, 1997, the Company entered into three agreements with Edward M. Krakauer establishing the terms and conditions under which Mr. Krakauer resigned as the Company's president and CEO. Under the first agreement, a Termination Agreement, Mr. Krakauer's employment agreement was terminated and a negotiated payment plan was established for accrued salaries of $52,000.00 owed to the date of termination plus a discounted balance of the terminated employment agreement of $190,000.00 Payments applicable to the foregoing will be made at various intervals through June 30, 1998. Under the terms of the second agreement, a Consulting Agreement, Mr. Krakauer would serve the Company as a consultant through June 30, 1998, at an annual rate of $60,000 per year. Under the third agreement, Mr. Krakauer was granted 75,000 stock options at an exercise price of $.008 per share (which was 20% of the fair market value per share at the time of the grant in accordance with previous options granted by the Company for non-employee directors). Mr. Krakauer will remain The Chairman of the Company's Board of Directors.

                                                                      EXHIBIT 11

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

                                                                                  YEAR ENDED               YEAR ENDED
                                                                                    12/31/95                 12/31/96
                                                                                ------------             ------------
ENDING MARKET PRICE PER SHARE                                                   $       1.63             $       0.25
                                                                                ------------             ------------

AVERAGE MARKET PRICE PER SHARE                                                  $       2.78             $       1.16
                                                                                ------------             ------------

EARNINGS:
Net loss applicable to common stock                                             $ (2,819,097)            $ (4,834,240)


PRIMARY EARNINGS (LOSS) PER SHARE:

Weighted average number of common
    shares outstanding                                                            12,549,201               13,720,414

Incremental shares assuming all dilutive options and warrants exercised and proceeds used to purchase shares in the market at the
    average stock price during the period                                                  0                        0
                                                                                ------------             ------------

Total                                                                             12,549,201               13,720,414
                                                                                ============             ============

Primary loss per share                                                          $      (0.22)            $      (0.35)
                                                                                ============             ============


FULLY DILUTED EARNINGS (LOSS) PER SHARE:

Weighted average number of common
    shares outstanding                                                            12,549,201               13,720,414

Incremental shares assuming all dilutive options and warrants exercised and proceeds used to purchase shares in the market at the average stock price during the period, or the stock price at the end of the period, whichever
    is higher                                                                              0                        0
                                                                                ------------             ------------

Total                                                                             12,549,201               13,720,414
                                                                                ============             ============

Fully diluted loss per share                                                    $      (0.22)            $      (0.35)
                                                                                ============             ============

                                                                      EXHIBIT 11
                                                                       CONTINUED

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE


Actual Shares outstanding at 1/1/95                                        12,435,673

Net weighted average shares issued during 1995                                113,528
                                                                     ----------------

Weighted average shares outstanding for earnings
per share computation at 12/31/95                                          12,549,201
                                                                     ================

Actual Shares outstanding at 1/1/96                                        12,486,273

Net weighted average shares issued during 1996                              1,234,141
                                                                     ----------------

Weighted average shares outstanding for earnings
per share computation at 12/31/96                                          13,720,414
                                                                     ================



Note: Common stock equivalents for 1995 and 1996 have not been considered because their effect would be anti-dilutive.

                                  EXHIBIT INDEX


   *         3(a)          Articles of Incorporation, as amended
   *         3(b)          Bylaws, as amended
   *         4(a)          Form of Warrant Agreement with U.S. Stock Transfer Corp.
   *         4(b)          Form of Representative's Unit Purchase Option
   *         4(c)          Specimen of Common Stock Certificate of Registrant
   *         4(d)          Form of Warrant Certificate
   *         10(a)         1992 Stock Option Plan
   ***       10(aa)        1994 Stock Option Plan
   *         10(b)         Employment Agreement with Michael Bissonnette
   *         10(c)         Employment Agreement with Edward M. Krakauer
   *         10(d)         Employment Agreement with Jerry Gutterman
   ****      10(dd)        1994 Consulting Agreement between Registrant and Jerry Gutterman
   *         10(e)         Non-Qualified Stock Option Agreement with Edward M. Krakauer
   *         10(f)         Non-Qualified Stock Option Agreement with Jerry Gutterman
   *         10(g)         Agreement and Stock Option Agreement with Jerry Gutterman
   *         10(h)         Leases for Canoga Park, California
   *         10(hh)        Additional Leases for Canoga Park, California
   ***       10(hhh)       Additional Leases for Canoga Park and Chatsworth, California
   ****      10(hhhh)      Lease for Executive Offices, Sherman Oaks, California
   *         10(i)         License Agreement with ESSO Development, Inc.
   *         10(j)         Manufacturing and Warrant Agreements with Flextronics (Malaysia) SDN, BHD
   *         10(l)         Agreements with Regal Communications Corporation
   **+       10(m)         Stock Option Agreement between Michael Bissonnette and Edward Krakauer
   **+       10(n)         Escrow Agreement among Michael Bissonnette, Edward Krakauer and
                           U.S. Stock Transfer Corporation
   **+       10(o)         Registration Rights Agreement between Registrant and Edward Krakauer
   **+       10(p)         1993 Employment Agreement between Registrant and Edward Krakauer
   **+       10(pp)        Indemnity Agreement between Registrant and Edward Krakauer
(1)+         10(ppp)       Amendment to Employment Agreement with Edward M. Krakauer
   +         10(pppp)      Amendment to Employment Agreement with Edward M. Krakauer
   +         10(ppppp)     Termination Agreement with Edward M. Krakauer
   +         10(pppppp)    Consulting Agreement with Edward M. Krakauer
   **+       10(q)         Amendment to Employment Agreement between Michael Bissonnette and Registrant
   ***+      10(qq)        Indemnity Agreement between Registrant and Michael Bissonnette
   ***+      10(qqq)       1994 Consulting Agreement between Registrant and Michael Bissonnette
   ***+      10(r)         Indemnity Agreement between Registrant and Jerry Gutterman
   ***+      10(s)         Employment Agreement between Registrant and Mitchell Rubin
   ***+      10(ss)        Indemnity Agreement between Registrant and Mitchell Rubin
   ****      10(sss)       Registration Rights Agreement and Amendment thereto between Registrant and Mitchell  Rubin
(1)+         10(ssss)      Amendment to Employment Agreement with Mitchell B. Rubin
   +         10(sssss)     Amendment to Employment Agreement with Mitchell B. Rubin
   ****+     10(t)         Employment Agreement with Mark L. Frankel
(1)+         10(tt)        Amendment to Employment Agreement with Mark L. Frankel
   ****+     10(u)         Employment Agreement with George H. Fischer
(1)+         10(uu)        Amendment to Employment Agreement with George H. Fischer
   *****     10(v)         Flextronics Termination Agreement
             10(vv)        Settlement Agreement with Flextronics
(1)+         10(w)         Employment Agreement with Kenneth I. DeWitt
(1)+         10(ww)        Amendment to Employment Agreement with Kenneth I. DeWitt
   +         10(www)       Amendment to Employment Agreement with Kenneth I. DeWitt
(1)          10(x)         Business Cooperation Agreement with Hansol Electronics, Inc.
             10(xx)        Termination Agreement with Hansol Electronics, Inc.
(1)          10(y)         Assignment Agreement for Technology with Myron Hitchcock
(1)          10(yy)        Stock Option Agreement regarding Assignment Agreement for Technology with
                           Myron Hitchcock

                                  EXHIBIT INDEX - (Continued)

(1)          10(z)         Loan Agreement with Manufacturers Bank
(1)          10(zz)        Amendment to Loan Agreement with Manufacturers Bank
             10.1          MobileComm Joint Purchase and Marketing Agreement
             10.1.1        MobileComm Settlement Agreement
             10.1.2        MobileComm Amended Settlement Agreement
             10.2          Employment Agreement with Larry Kloman
             10.3          Manufacturing Agreement with GSS/Array
             10.3.1        Agreement for Discounted Payment and Adequate Assurance of Performance with GSS/Array
             10.4          Loan Agreement with KBK Financial
             10.5          Letter of Intent from Voice It Worldwide, Inc.
             10.5.1        Termination Letter from Voice It Worldwide, Inc.
             10.6          Letter of Intent from Franklin Electronic Publishers, Inc.
             10.6.1        Security Agreement with Franklin Electronic Publishers, Inc.
   @         10.6.2        Purchase and Loan Agreement with Franklin Electronic Publishers, Inc.
   @         10.6.3        Technology Transfer Agreement with Franklin Electronic Publishers, Inc.
             10.7          Lease for Executive offices, Tarzana, California
             11            Calculations of Earnings Per Share
             21            Subsidiaries:  None
             23            Consent of BDO Seidman, LLP
             27            Financial Data Schedule

---------------

*      Previously filed with, and incorporated herein by reference from, Registrant's Registration Statement on
       Form SB-2, File No. 33-50506, effective October 20, 1993.

**     Previously filed with, and incorporated herein by reference from, Registrant's Form 8-K/A filed with the Commission and dated December 22, 1993.

***    Previously filed with, and incorporated herein by reference from Registrant's Form 10-KSB for the year ended December 31, 1993.

****   Previously filed with, and incorporated herein by reference from Registrant's Form 10-KSB for the year ended
       December 31, 1994.

*****  Previously filed with, and incorporated herein by reference from Registrant's Form 8-K filed with the
       Commission and dated March 15, 1996.

+      Management contract or compensatory plan or arrangement.

(1) Previously filed with, and incorporated herein by reference from Registrant's Form 10-KSB for the year ended December 31, 1995.

@      Filed separately with the Securities and Exchange Commission with a request for confidential treatment.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, there and to duly authorized.




                              VOICE POWER TECHNOLOGY
                              INTERNATIONAL, INC.



                                                /s/ Mitchell B. Rubin
                                      -----------------------------------------
DATE:  June 9, 1997           By:                   Mitchell B. Rubin
                                                    President and CEO



                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                              Title                               Date
---------                              -----                               ----
/s/ Edward M. Krakauer
---------------------------
Edward M. Krakauer                     Chairman of the Board               June 9, 1997


/s/ Mitchell B. Rubin
---------------------------
Mitchell B. Rubin                      President and CEO                   June 9, 1997


/s/ Myron Hitchcock
---------------------------
Myron Hitchcock                        Director                            June 9, 1997