Form 10QSB
period 1997-03-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1997-07-03
CIK 890447

==============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES ACT OF 1934

            For the transition period from __________ to ___________


                           Commission File No. 1-11476



                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)



             California                              95-3977501

(State or other jurisdiction of                    (I.R.S.Employer
  incorporation or organization)                Identification Number)


 18425 Burbank Boulevard, Suite 508                     91356
         Tarzana, California                          (Zip Code)
(Address of principal executive offices)


   Registrant's telephone number, including area code:     (818)757-1100



   Check whether the issuer (l) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __X_


   As of May 30, 1997, there were 15,949,072 shares of Voice Powered Technology
     International, Inc. Common Stock $.001 par value outstanding excluding outstanding options and warrants.

===============================================================================

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION                                  PAGE NUMBER
                                                                 -----------


   Item 1.    Financial Statements -- unaudited

   Balance Sheet as of March 31, 1997                                 3

   Statements of Operations for the three
   months ended March 31, 1997 and 1996                               4

   Statements of Cash Flows for the three
   months ended March 31, 1997 and 1996                               5

   Notes to Financial Statements                                      6


   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations        8



PART II -- OTHER INFORMATION


   Item 5.    Other Information                                      11

   Item 6.    Exhibits and Reports on Form 8-K                       11

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                             (Amounts in Thousands)
                                   (Unaudited)

                                     Assets



                                                                    Pro forma
                                                     March 31,   March 31, 1997
                                                        1997      (Notes 3 - 5)
                                                     -------     --------------

Current assets
  Cash and cash equivalents                        $    315         $    913
  Restricted cash                                        75
  Receivables, net of allowance for doubtful
    accounts                                            418

  Receivables sold to financial institution             742
  Less initial payments received from financial
    institution                                         526
                                                   --------
     Net amount due from financial institution          216

  Inventory                                           1,939            1,783
  Prepaid expenses                                       49
                                                   --------         --------
     Total current assets                             3,012            3,454
Property and equipment
  Equipment                                           1,951            1,854
  Other                                                 131
                                                   --------         --------
                                                      2,082            1,985
  Less accumulated depreciation                       1,445            1,418
                                                   --------         --------
Net property and equipment                              637              567
Patents and technology rights, net of
  amortization                                          252
Deferred costs, net of amortization                     599              516
Other assets                                            134
                                                   --------         --------
     Total assets                                  $  4,634         $  4,923
                                                   ========         ========

             Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                 $  4,170         $    522
  Accrued expenses                                      774              689
  Note payable (Note 2)                                 500               --
  Current obligations under long term debt               --              400
                                                   --------         --------
     Total current liabilities                        5,444            1,611
Long term debt                                           --            1,300
                                                   --------         --------

     Total liabilities                                5,444            2,911
Commitments and contingencies (Note 6)                   --               --
Stockholders' equity (deficit)
  Preferred stock, 10,000,000 shares authorized;
      none issued (500,000 at $1.00 stated value)        --              500
  Common stock, $.001 stated value - shares
      authorized, 50,000,000; issued and
       outstanding, 13,949,072 (15,949,072)              14               16
  Additional paid-in capital                         27,746           27,894
  Accumulated deficit                               (28,570)         (26,398)
                                                   --------         --------
     Total stockholders' equity (deficit)              (810)           2,012
                                                   --------         --------
Total liabilities and stockholders'
  equity (deficit)                                 $  4,634         $  4,923
                                                   ========         ========

                 See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                     (Amounts in Thousands Except Per Share)
                                   (Unaudited)




                                         Three months ended
                                             March 31,
                                          1996        1997
                                        -------      ------


Sales                                   $ 2,199     $ 1,341
Less price protection                        --          77
                                        -------     -------
 Net sales                                2,199       1,264

Cost of goods sold                        1,361         981
                                        -------     -------
Gross profit                                838         283


Operating costs

 Marketing                                  435         577
 General and administrative                 680         652
 Research and development                   293         225
 Warehouse                                  177         176
                                        -------     -------
Total operating costs                     1,585       1,630
                                        -------     -------

Operating loss                             (747)     (1,347)

Other expense, net                          (33)        (39)
                                        -------    --------

Net loss                                 $ (780)    $(1,386)
                                         =======    ========

Net loss per common share                $ (.06)    $  (.10)
                                         =======    ========

Weighted average common
 shares outstanding                      13,034      13,949
                                         ======      ======





                 See accompanying notes to financial statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)




                                                      Three months ended
                                                            March 31,
                                                      1996           1997
                                                    --------       --------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
 Net loss                                           $  (780)       $(1,386)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Compensatory stock options                          12             --
     Depreciation and amortization                      144            181
 Changes in operating assets and liabilities:
     Decrease in restricted cash                         --             75
     Decrease in receivables                          1,782          1,167
     (Increase) decrease in inventory                   716           (108)
     Decrease in prepaid expenses                        17             52
     Increase in deferred costs                        (168)           (64)
     Increase in other assets                          (105)            (7)
     Decrease in accounts payable                      (467)          (171)
     Decrease in accrued expenses                      (137)           (83)
                                                   --------        -------
        Net cash provided by (used in)
          operating activities                        1,014           (344)
                                                   --------        -------
Cash flows from investing activities:
  Capital expenditures                                  (58)           (68)
                                                   --------        -------
        Net cash used in investing activities           (58)           (68)
                                                   --------        -------
Cash flows from financing activities:
  Proceeds from note payable                             --            500
  Payments on loan payable                           (1,692)            --
  Proceeds from exercise of stock options                15             --
                                                   --------        -------
        Net cash provided by (used in)
          financing activities                       (1,677)           500
                                                   --------        -------
Net increase (decrease) in cash and cash
  equivalents                                          (721)            88
Cash and cash equivalents at the beginning
  of the year                                         2,095            227
                                                   --------        -------
Cash and cash equivalents, March 31                $  1,374        $   315
                                                   ========        =======

Supplemental Disclosure

Interest paid                                      $     54        $    43
                                                   ========        =======


Non-cash financing and investing activities:
    Issuance of compensatory stock options
       to related party                            $     50        $    --
    Issuance of common stock to vendor                1,955             --
    Conversion of accounts payable to note
       payable                                          883             --



                 See accompanying notes to financial statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)




NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 -- In February 1997, the Company entered into a Letter of Intent with Franklin Electronic Publishers, Inc. ("Franklin"), setting forth the intention of the companies to enter into an agreement regarding a merger of the Company with Franklin upon certain terms and conditions including the Company's shareholder approval. Under the terms of the Letter of Intent, in March 1997 Franklin loaned the Company $500,000, secured by a promissory note on which interest accrues on the principal at 9% per year. The interest and principal on the note is payable (whether or not a merger agreement is executed) on December 31, 1997, and is secured by all of the Company's tangible and intangible assets, subordinate only to the financial institution with which the Company has an accounts receivable transfer and purchase agreement. The letter of intent was subsequently terminated, and the note was restructured as part of a May 1997 transaction (Note 3).

NOTE 3 -- Subsequent to the first quarter of 1997, in May 1997, the Company consummated a transaction involving two agreements with Franklin. The first agreement was a Purchase and Loan Agreement in which the two companies entered into the following transactions: 1) The Company transferred and sold to Franklin for $450,000 in cash its inventory, rights to work in process, manufacturing assets, marketing assets, and software and hardware design assets for the Company's IQ-VOICE(TM) Organizer Models 5150 and 5160 (IQ-VOICE Pocket Organizers); 2) The Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction; and 3) Franklin loaned the Company cash equal to $1,200,000, in addition to $500,000 previously loaned to the Company, and restructured the payment terms of a new $1,700,000 promissory note. The new note carries interest at a rate of 10% per year. The interest is payable monthly, with principal payments of $400,000 due on April 30 of each year commencing April 30, 1998 and ending April 30, 2001, with the final installment in the amount necessary to repay the full balance of the loan. The second agreement was a Technology Transfer Agreement in which the two companies entered into the following transactions: 1) The Company granted to Franklin a non-exclusive perpetual license for technology rights evidenced by the Company's patent related to operation of Voice Organizer products as well as other technology and software developed by the Company related to or used in the Model 5150 and 5160 for a non-refundable advance royalty of $700,000; and 2) the Company assigned the rights to VoiceLogic(TM) Technology to Franklin, and Franklin granted back to the Company a non-exclusive perpetual license of the VoiceLogic Technology, including the right to sublicense, for the development, manufacture, sale and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin.

       The pro forma amounts for March 31, 1997 presented in the accompanying balance sheet include the effect of these transactions which resulted in an increase to cash of $2,500,000; $309,000 in reduction of inventory, net equipment, and net deferred costs; a decrease of $100,000 and an increase of $1,300,000 in current and long term debt, respectively; a $150,000 increase in common stock and additional paid-in capital; $700,000 in royalty revenues; and a $141,000 gain on the sale of assets.

NOTE 4 -- Also in May 1997, the Company entered into agreements with
Flextronics (Malaysia) SDN. BHD. ("Flextronics") and GSS/Array Technology, Inc. ("GSS"), the manufacturers of the Company's products, relating to the resolution of outstanding liabilities and commitments. The Company entered into a Settlement Agreement with Flextronics under which the Company made a cash payment and assigned the proceeds due pursuant to a licensing agreement with Kong Wah Video for a voice operated television remote control device to Flextronics as full and final settlement for all outstanding liabilities and commitments other than approximately $260,000 in inventory which has already been manufactured by Flextronics. The Company has committed to purchase such inventory prior to June 30, 1997. The Company also entered into a Discounted Payment and Adequate Assurance of Performance Agreement with GSS under which the Company made a cash payment and issued 500,000 shares of non-voting, non-cumulative, convertible preferred stock, with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of issuance, as full and final settlement of outstanding liabilities. The preferred stock will have a $1.00 per share liquidation preference and each share will be convertible into four (4) shares of the Company's common stock. Further, at the option of GSS, for a one year period the Company will agree to either appoint a representative of GSS to the Board of Directors of the Company or to allow a representative to attend Board of Directors meetings as a non-voting observer. Also under the Discounted Payment and Adequate Assurance of Performance Agreement, GSS has agreed to continue to manufacture pursuant to the terms of the original Manufacturing Agreement for a period of not less than six months, and the Company has agreed to provide GSS with a standby letter of credit to secure the Company's payments. Lastly, on or about May 22, 1997, the Company entered into agreements with many of its other trade creditors in which the trade creditors agreed to accept discounted lump sum payments in full consideration of current obligations of the Company.

       The pro forma amounts for March 31, 1997 presented in the accompanying balance sheet include the effect of these transactions which resulted in a decrease to cash of $1,902,000; a reduction to accounts payable and accrued expenses of $3,923,000; a $500,000 increase in preferred stock; and a $1,521,000 gain on forgiveness of debt.

NOTE 5 -- As of May 1, 1997, the Company entered into three agreements with Edward M. Krakauer establishing the terms and conditions under which Mr. Krakauer resigned as the Company's president and CEO. Under the first agreement, a Termination Agreement, Mr. Krakauer's employment agreement was terminated and a negotiated payment plan was established for accrued salaries of $52,000 owed to the date of termination plus a discounted balance of the terminated employment agreement of $190,000. Payments applicable to the foregoing will be made at various intervals through June 30, 1998. Under the terms of the second agreement, a Consulting Agreement, Mr. Krakauer would serve the Company as a consultant through June 30, 1998, at an annual rate of $60,000 per year. Under the third agreement, Mr. Krakauer was granted 75,000 stock options at an exercise price of $.008 per share (which was 20% of the fair market value per share at the time of the grant in accordance with previous options granted by the Company for non-employee directors). Mr. Krakauer will remain The Chairman of the Company's Board of Directors.

       The pro forma amounts for March 31, 1997 presented in the accompanying balance sheet include the effect of this transaction which resulted in an increase to accrued expenses and an offsetting general and administrative expense of $190,000.

NOTE 6 -- The Company had entered into a letter agreement dated May 2, 1996 with Everen Securities Inc. ("ESI") regarding the retention of ESI's services as financial advisor and agent. This agreement was terminated by the Company February 3, 1997. ESI has subsequently asserted a claim against the Company for fees due as a result of the Franklin transactions (Note 3) in the amount of $450,000. The Company and ESI are presently in a dispute as to the validity of this claim. The Company intends to vigorously defend its position on this matter, however no assurances can be made as to the outcome. The Company has not made any accruals relating to this matter at the present time.

 ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

          The results of the Company's first quarter performance as compared to a year ago are primarily a reflection of the Company's continued efforts to liquidate its older, higher cost products, including discontinued inventory. These efforts, which include selling the older products at book value; price protection costs to reduce the retail price of certain products at retail stores in order to facilitate inventory movement; and entering into additional advertising commitments with customers relating to both the older products and the Company's newer products; have resulted in lower gross profit margins and higher expenses as a percentage of sales.

          These effects, however, were partially offset by sales of the Company's new products, as well as the Company's efforts to streamline its operations and reduce its expenses. Sales of the Company's new products, which were introduced in the latter portion of 1996, have resulted in larger gross margins and increased sales of the Company's core IQ-VOICE(TM) Organizer products. Further, the streamlining of operations has enabled the Company to begin decreasing fixed costs in all areas of operations. These decreases are expected to become more evident in future quarters.

          RESULTS OF OPERATIONS

          For the three months ended March 31, 1997, the Company reported an operating loss of $1,347,000, as compared to an operating loss of $747,000 for the three months ended March 31, 1996. After including other expenses, the Company reported a net loss of $1,386,000, or $.10 per share, for the three months ended March 31, 1997, and a net loss of $780,000, or $.06 per share, for the three months ended March 31, 1996.

          Sales for the three months ended March 31, 1997 were $1,341,000 while sales for the three months ended March 31, 1996 were $2,199,000. After incurring price protection costs of $77,000 charged against sales during the first quarter of 1997, net sales were $1,264,000. While the Company was able to increase sales of its core business, IQ-VOICE Organizer product lines sold through retail channels, by approximately $280,000, the net decrease in sales was attributable to decreases in direct response sales of $90,000, international sales of $250,000, sales of discontinued products of $345,000, and licensing revenues of $450,000. Included in sales in the first quarter of 1997 was $715,000 in sales through retail channels of new, lower cost IQ-VOICE Organizer products which were introduced in the latter portion of 1996. The price protection costs were incurred to reduce the retail price of the IQ-VOICE Organizer/Pager. Accordingly, established retail accounts were issued credits for on-hand inventory equal to the difference between the wholesale price at which they had purchased the products and their new wholesale price which is based on the reduced retail price.

          Gross profit and gross profit percentage decreased to $283,000 and 21% for the three months ended March 31, 1997 from $838,000 and 38% for the three months ended March 31, 1996. These decreases, as stated above, resulted from the selling off of older products at book value, as well as the decrease in licensing revenues which carry no related cost of sales. The decreases were partially offset by sales of the newer products which carried a higher gross profit percentage.

          Total operating expenses for the three months ended March 31, 1997 and 1996 were $1,630,000 and $1,585,000, respectively. The increase in expenses is primarily a result of increased marketing expenses incurred by the Company through advertising commitments with retail customers to stimulate sales of both newer and older product lines, partly offset by the Company's continued efforts to decrease its costs in all areas of operations.

          Marketing expenses for the three months ended March 31, 1997 and 1996 were $577,000 and $435,000, respectively. As stated, the increase in marketing expenses is associated primarily with increased advertising allowances for retail accounts to accelerate sales of both the older inventory and the new products. The increase was partly offset by decreases in direct response media costs and decreases in commissions associated with the lower sales volume.

            General and administrative expenses decreased slightly to $652,000 for the three months ended March 31, 1997 from $680,000 for the three months ended March 31, 1996. The decrease is primarily the result of decreased fixed costs including salaries and legal expenses, as well as decreased variable royalty costs associated with the lower sales volume. The decreases were offset by costs and expenses associated with the Company's March 31, 1997 location change, which enabled the Company to significantly reduce its subsequent monthly rent expense.

            Research and development expenses decreased to $225,000 for the three months ended March 31, 1997 from $293,000 for the three months ended March 31, 1996. The decrease is primarily the result of decreased salaries, partly offset by an increase in amortization expense, as the Company strives to develop new products as well as enhance the VoiceLogic Technology.

            Warehouse and distribution expenses remained consistent at $176,000 for the three months ended March 31, 1997 and $177,000 for the three months ended March 31, 1996.

            Other expense was $39,000 and $33,000 for the three months ended March 31, 1997 and March 31, 1996, respectively, primarily relating to interest expense.


            LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 1997, the Company had negative working capital of $2,432,000. During the first quarter of 1997, the Company had been actively seeking a strategic relationship, including merger opportunities, product development joint ventures, and distribution agreements in order to grow and strengthen the Company's financial base. Further, the Company had been seeking funding, in the form of equity or debt in order to satisfy cash requirements in the ordinary course of business during 1997, develop a major new voice recognition product, and provide funding for costs that may be associated with effecting such strategic relationship. The Company then entered into a Letter of Intent in February 1997 to merge with Franklin Electronic Publishers, Inc. ("Franklin"), and under that Letter of Intent, received a loan of $500,000 to fund operational cash flow shortages. The Letter of Intent was subsequently terminated, and the note was restructured as part of the transaction described in the following paragraph.

            In May 1997, the Company consummated a transaction involving two agreements with Franklin. The first agreement was a Purchase and Loan Agreement in which the two companies entered into the following transactions: 1) The Company transferred and sold to Franklin for $450,000 in cash its inventory, rights to work in process, manufacturing assets, marketing assets, and software and hardware design assets for the Company's IQ-VOICE(TM) Organizer Models 5150 and 5160 (IQ-VOICE Pocket Organizers); 2) The Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction; and 3) Franklin loaned the Company cash equal to $1,200,000, in addition to the $500,000 previously loaned to the Company, and restructured the payment terms of a new $1,700,000 promissory note. The new note carries interest at a rate of 10% per year. The interest is payable monthly, with principal payments of $400,000 due on April 30 of each year commencing April 30, 1998 and ending April 30, 2001, with the final installment in the amount necessary to repay the full balance of the loan. The second agreement was a Technology Transfer Agreement in which the two companies entered into the following transactions: 1) The Company granted to Franklin a non-exclusive perpetual license for technology rights evidenced by the Company's patent related to operation of Voice Organizer products as well as other technology and software developed by the Company related to or used in the Model 5150 and 5160 for a non-refundable advance royalty of $700,000; and 2) the Company assigned the rights to the VoiceLogic(TM) Technology to Franklin, and Franklin granted back to the Company a non-exclusive perpetual license of the VoiceLogic Technology, including the right to sublicense, for the development, manufacture, sale and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin. These transactions resulted in an increase to cash of $2,500,000; $309,000 in reduction of inventory, net equipment, and net deferred costs; a decrease of $100,000 and an increase of $1,300,000 in current and long term debt, respectively; a $150,000 increase in common stock and additional paid-in capital; $700,000 in royalty revenues; and a $141,000 gain on the sale of assets.

            Also in May 1997, the Company entered into agreements with Flextronics (Malaysia) SDN. BHD. ("Flextronics") and GSS/Array Technology, Inc. ("GSS"), the manufacturers of the Company's products, relating to the resolution of outstanding liabilities and commitments. The Company entered into a Settlement Agreement with Flextronics under which the Company made a cash payment and assigned the proceeds due pursuant to a licensing agreement with Kong Wah Video for a voice operated television remote control device to Flextronics as full and final settlement for all outstanding liabilities and commitments other than approximately $260,000 in inventory which has already been manufactured by Flextronics. The Company has committed to purchase such inventory prior to June 30, 1997. The Company also entered into a Discounted Payment and Adequate Assurance of Performance Agreement with GSS under which the Company made a cash payment and issued 500,000 shares of non-voting, non-cumulative, convertible preferred stock, with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of issuance, as full and final settlement of outstanding liabilities. The preferred stock will have a $1.00 per share liquidation preference and each share will be convertible into four (4) shares of the Company's common stock. Further, at the option of GSS, for a one year period the Company will agree to either appoint a representative of GSS to the Board of Directors of the Company or to allow a representative to attend Board of Directors meetings as a non-voting observer. Also under the Discounted Payment and Adequate Assurance of Performance Agreement, GSS has agreed to continue to manufacture pursuant to the terms of the original Manufacturing Agreement for a period of not less than six months, and the Company has agreed to provide GSS with a standby letter of credit to secure the Company's payments. Lastly, on or about May 22, 1997, the Company entered into agreements with many of its other trade creditors in which the trade creditors agreed to accept discounted lump sum payments in full consideration of current obligations of the Company. These transactions resulted in a decrease to cash of $1,902,000; a reduction to accounts payable and accrued expenses of $3,923,000; a $500,000 increase in preferred stock; and a $1,521,000 gain on forgiveness of debt.

            The effect of the transactions with Franklin, Flextronics, GSS, and the other trade creditors have improved the Company's working capital position and its stockholders' equity. However, the Company anticipates continued losses from operations through the first nine months of 1997, and believes that such losses will continue unless the Company is successful in its efforts to increase sales from its current distribution channels and diversify its product line. As a result, management continues to seek a strategic relationship including merger opportunities, product development joint ventures, and distribution agreements in order to grow and strengthen the Company's financial base. The Company also continues to seek additional equity funding in order to satisfy cash requirements for the remainder of 1997, inclusive of planned product development activities and to further strengthen its working capital position. At present, no definitive agreements exist, and failure to either consummate a strategic relationship agreement or obtain additional funding could result in the Company's having insufficient cash resources to meet its obligations in 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern.

            The decrease in accounts receivable of $1,167,000 is attributable mainly to collections on customer receivables which existed at December 31, 1996. Such decrease was offset partially by new receivables from customers from sales made in the first quarter of 1997.

            The net decrease in accounts payable and accrued expenses of $254,000 as of March 31, 1997 is mainly attributable to payments made to the Company's contract manufacturer.

            Except for the historical information, the matters discussed herein are forward looking statements that involve risks to and uncertainties in the Company's business, including, among other things, the availability of adequate working capital, changes in technology, the impact of competitive products, the Company's dependence on third party component supplies and manufacturers, and other risks and uncertainties that may be detailed from time to time in this and other of the Company's SEC reports.

PART II.  OTHER INFORMATION


The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.


ITEM 5.  OTHER INFORMATION

         In March 1997, Mr. Ernest Townsend resigned as a director due to personal commitments which would have limited his future availability to the Company.

         Subsequent to the first quarter 1997, in May 1997, Mr. Edward Krakauer resigned as the Company's president and CEO, however, he remains Chairman of the Company's Board of Directors. Mr. Krakauer will serve as a part-time consultant to the Company through June 30, 1998.

         Further in May 1997, Mitchell B. Rubin was appointed by the Board of Directors to fill the positions of president and CEO.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 3(I) -- Articles of Incorporation
         (b) Exhibit 11 -- Calculations of Earnings Per Share
         (c) The Company filed a Current Report on Form 8-K, dated May 22, 1996, with the Commission, reporting information under Item 2 and Item 5 of said Form.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


Date:  July 3, 1997                By:  /s/ Mitchell B. Rubin
                                   --------------------------------
                                   Mitchell B. Rubin, President and
                                   Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                          Date



/s/ Edward M. Krakauer
----------------------
    Edward M. Krakauer         Chairman of the Board          July 3, 1997


/s/ Mitchell B. Rubin
---------------------
    Mitchell B. Rubin          President and Chief            July 3, 1997
                               Executive Officer