Form 10QSB
period 1997-06-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1997-08-22
CIK 890447

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

                                       OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            ACT OF 1934 For the transition period from            to
                                                       ----------    ----------

                           Commission File No. 1-11476



                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)



             California                                 95-3977501
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification Number)


   18425 Burbank Boulevard, Suite 508                       91356
          Tarzana, California                            (Zip Code)


Registrant's telephone number, including area code:      (818) 757-1100


    Check whether the issuer (l) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
      past 90 days. Yes     No  X
                       -----  -----


    As of August 9, 1997, there were 16,011,572 shares of Voice Powered
      Technology International, Inc. Common Stock $.001 par value outstanding excluding outstanding options warrants.


================================================================================

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                   PAGE NUMBER


     ITEM 1.   Financial Statements -- unaudited

        Balance Sheet as of June 30, 1997                               3

        Statements of Operations for the three and
        six months ended June 30, 1997 and 1996                         4

        Statements of Cash Flows for the six
        months ended June 30, 1997 and 1996                             5

        Notes to Financial Statements                                   6



     ITEM 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations         8



PART II -- OTHER INFORMATION


      ITEM 5.  Other Information                                        12

      Signatures                                                        13

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS


                                                                   June 30,
                                                                     1997
                                                                   --------
Current assets
   Cash and cash equivalents                                       $    300
   Restricted cash                                                       75
   Receivables, net of allowance for doubtful accounts                   82

   Receivables sold to financial institution                            575
   Less initial payments received from financial institution            448
                                                                   --------
        Net amount due from financial institution                       127

   Inventory                                                          1,246
   Prepaid expenses                                                      92
                                                                   --------
        Total current assets                                          1,922
Property and equipment
   Equipment                                                          1,697
   Other                                                                135
                                                                   --------
                                                                      1,832
   Less accumulated depreciation                                      1,411
                                                                   --------
Net property and equipment                                              421

Patents and technology rights, net of amortization                      236
Deferred costs, net of amortization                                     337
Other assets                                                             94
                                                                   --------
        Total assets                                               $  3,010
                                                                   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                $    427
   Accrued expenses                                                     719
   Current obligations under long term debt (Note 2)                    400
                                                                   --------
        Total current liabilities                                     1,546
Long term debt (Note 2)                                               1,309
                                                                   --------
        Total liabilities                                             2,855
Commitments and contingencies (Note 6)                                   --
Stockholders' equity
   Preferred stock, 10,000,000 shares authorized;
      500,000 issued and outstanding
      at $1.00 stated value (Note 3)                                    500
   Common stock, $.001 stated value - shares authorized,
      50,000,000; issued and outstanding, 16,011,572                     16
   Additional paid-in capital                                        27,897
   Accumulated deficit                                              (28,258)
                                                                   --------
        Total stockholders' equity                                      155
                                                                   --------
Total liabilities and stockholders' equity                         $  3,010
                                                                   ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
                                   (UNAUDITED)


                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                           1996            1997            1996            1997
                                         --------        --------        --------        --------
Sales                                    $  2,258        $    527        $  4,458        $  1,868
Less price protection                          --              --              --              77
                                         --------        --------        --------        --------
  Net sales                                 2,258             527           4,458           1,791

Costs and expenses
  Cost of goods sold                        1,605             365           2,966           1,346
  Discontinued model costs (Note 5)            --             790              --             790
  Marketing                                   410             257             845             834
  General and administrative                  603             642           1,283           1,294
  Research and development                    245             180             538             405
  Warehouse                                   280             137             458             313
                                         --------        --------        --------        --------
    Total costs and expenses                3,143           2,371           6,090           4,982
                                         --------        --------        --------        --------

Operating loss                               (885)         (1,844)         (1,632)         (3,191)

Other income (expense)
  Gain on sale of assets (Note 2)              --             141              --             141
  Sale of technology license (Note 2)          --             700              --             700
  Forgiveness of debt (Note 3)                 --           1,388              --           1,388
  Other expense, net                          (18)            (72)            (52)           (111)
                                         --------        --------        --------        --------

Net income (loss)                        $   (903)       $    313        $ (1,684)       $ (1,073)
                                         ========        ========        ========        ========

Net income (loss) per common             $   (.06)       $    .02        $   (.12)       $   (.07)
share

Weighted average common
    shares outstanding                     13,949          15,064          13,492          14,553
                                         ========        ========        ========        ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1996           1997
                                                             -------        -------
Cash flows from operating activities:
  Net loss                                                   $(1,684)       $(1,073)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Compensatory stock options                                24              2
        Depreciation and amortization                            367            355
        Discontinued model costs                                  --            790
        Gain on sale of assets                                    --           (141)
        Gain on forgiveness of debt                               --         (1,388)
Changes in operating assets and liabilities:
        Decrease in restricted cash                               --             75
        Decrease in receivables                                1,783          1,593
        Decrease in inventory                                  1,098            411
        Decrease in prepaid expenses                              58              9
        Increase in deferred costs                              (338)           (98)
        (Increase) decrease in other assets                     (203)            33
        Increase (decrease) in accounts payable                  352         (2,027)
        Decrease in accrued expenses                            (551)          (310)
                                                             -------        -------
             Net cash provided by (used in) operating
             activities                                          906         (1,769)
                                                             -------        -------

Cash flows from investing activities:
  Proceeds from sale of equipment                                 --             65
  Capital expenditures                                          (113)           (84)
                                                             -------        -------
             Net cash used in investing activities              (113)           (19)
                                                             -------        -------
Cash flows from financing activities:
  Payments on loan payable                                    (1,265)            --
  Proceeds from the exercise of stock options                     15             --
  Proceeds from (payments on) note payable                      (100)         1,709
  Proceeds from sale of common stock                              --            152
                                                             -------        -------
             Net cash provided by (used in) financing
             activities                                       (1,350)         1,861
                                                             -------        -------
Net increase (decrease) in cash and cash equivalents            (557)            73
Cash and cash equivalents at the beginning of the year         2,095            227
                                                             -------        -------
Cash and cash equivalents, June 30                           $ 1,538        $   300
                                                             =======        =======
SUPPLEMENTAL DISCLOSURE:
Interest paid                                                $    88        $    91
                                                             =======        =======
Non-cash financing and investing activities:
       Issuance of compensatory stock options to             $    50        $    --
       related party
       Issuance of common stock to vendor                      1,955             --
       Conversion of accounts payable to note payable            883             --
       Issuance of preferred stock to vendor                      --            500


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 -- In May 1997, the Company consummated a transaction involving two agreements with Franklin Electronic Publishers, Inc. The first agreement was a Purchase and Loan Agreement in which the two companies entered into the following transactions: 1) The Company transferred and sold to Franklin for $450,000 in cash its inventory, rights to work in process, manufacturing assets, marketing assets, and software and hardware design assets for the Company's IQoVOICE(TM) Organizer Models 5150 and 5160 (IQoVOICE Pocket Organizers); 2) The Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction; and 3) Franklin loaned the Company cash equal to $1,200,000, in addition to $500,000 previously loaned to the Company in the first quarter of 1997, and restructured the previous payment terms into a new $1,700,000 promissory note. The new note carries interest at a rate of 10% per year. The interest is payable monthly, with principal payments of $400,000 due on April 30 of each year commencing April 30, 1998 and ending April 30, 2001, with the final installment in the amount necessary to repay the full balance of the loan. The second agreement was a Technology Transfer Agreement in which the two companies entered into the following transactions: 1) The Company granted to Franklin a non-exclusive perpetual license for technology rights evidenced by the Company's patent related to operation of Voice Organizer products as well as other technology and software developed by the Company related to or used in the Model 5150 and 5160 for a non-refundable advance royalty of $700,000; and 2) the Company assigned the rights to VoiceLogic(TM) Technology to Franklin, and Franklin granted back to the Company a non-exclusive perpetual license of the VoiceLogic Technology, including the right to sublicense, for the development, manufacture, sale and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin. As a result of the completion of these transactions, the Company recognized $141,000 as a gain on the sale of assets, and $700,000 as income from the sale of the technology license.

NOTE 3 -- Also in May 1997, the Company entered into agreements with Flextronics (Malaysia) SDN. BHD. ("Flextronics") and GSS/Array Technology, Inc. ("GSS"), the manufacturers of the Company's products, relating to the resolution of outstanding liabilities and commitments. The Company entered into a Settlement Agreement with Flextronics under which the Company made a cash payment and assigned the proceeds due pursuant to a licensing agreement with Kong Wah Video for a voice operated television remote control device to Flextronics as full and final settlement for all outstanding liabilities and commitments other than approximately $260,000 in inventory which had already been manufactured by Flextronics. The Company committed to purchase such inventory prior to June 30, 1997, but has only purchased $185,000 as of yet. Flextronics continues to work with the Company regarding the continuing efforts to purchase the remaining inventory. The Company also entered into a Discounted Payment and Adequate Assurance of Performance Agreement with GSS under which the Company made a cash payment and issued 500,000 shares of non-voting, non-cumulative, convertible preferred stock, with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of issuance, as full and final settlement of outstanding liabilities. The preferred stock carries a $1.00 per share liquidation preference and each share is convertible into four (4) shares of the Company's common stock. Further, at the option of GSS, for a one year period the Company will agree to either appoint a representative of GSS to the Board of Directors of the Company or to allow a representative to attend Board of Directors meetings as a non-voting observer. Also under the Discounted Payment and Adequate Assurance of Performance Agreement, GSS has agreed to continue to manufacture pursuant to the terms of the original Manufacturing Agreement for a period of not less than six months, and the Company has agreed to provide GSS with a standby letter of credit to secure the Company's payments. Lastly, on or about May 22, 1997, the Company entered into agreements with many of its other trade creditors in which the trade creditors agreed to accept discounted lump sum payments in full consideration of current obligations of the Company. As a result of these agreements, the Company recognized a gain from forgiveness of debt of $1,388,000.

NOTE 4 -- As of May 1, 1997, the Company entered into three agreements with Edward M. Krakauer establishing the terms and conditions under which Mr. Krakauer resigned as the Company's president and CEO. Under the first agreement, a Termination Agreement, Mr. Krakauer's employment agreement was terminated and a negotiated payment plan was established for accrued salaries of $52,000 owed to the date of termination plus a discounted balance of the terminated employment agreement of $190,000. Payments applicable to the foregoing will be made at various intervals through June 30, 1998. Under the terms of the second agreement, a Consulting Agreement, Mr. Krakauer would serve the Company as a consultant through June 30, 1998, at an annual rate of $60,000 per year. Under the third agreement, Mr. Krakauer was granted 75,000 stock options at an exercise price of $.008 per share (which was 20% of the fair market value per share at the time of the grant in accordance with previous options granted by the Company for non-employee directors). Mr. Krakauer will remain The Chairman of the Company's Board of Directors.


NOTE 5 -- As of June 30, 1997 the Company elected to discontinue future production of two of its product lines: the low cost version of the IQoVOICE Organizer, originally introduced in the fourth quarter of 1995, and the IQoVOICE Organizer/Pager, originally introduced in the fourth quarter of 1996. As a result, the Company wrote off $88,000 and $215,000 which, respectively, was the book value of the tooling and product development costs associated with the discontinued products. Further, the Company wrote down the inventory value of the related finished goods by $217,000, and established a reserve of $270,000 relating to a program to promote sales of the two product lines and maintain existing retail shelf space. As such, the total cost charged to operations as of June 30, 1997 related to discontinued products was $790,000


NOTE 6 -- The Company had entered into a letter agreement dated May 2, 1996 with Everen Securities Inc. ("ESI") regarding the retention of ESI's services as financial advisor and agent. This agreement was terminated by the Company February 3, 1997. ESI has subsequently asserted a claim against the Company for fees due as a result of the Franklin transactions (Note 2) in the amount of $450,000. The Company and ESI are presently in a dispute as to the validity of this claim. The Company intends to vigorously defend its position on this matter, however no assurances can be made as to the outcome. The Company has not made any accruals relating to this matter at the present time.

    ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



                  The results of the Company's operating performance for the three and six month periods ended June 30, 1997 as compared to a year ago are primarily a reflection of the following: the Company's continued efforts to liquidate its older, higher cost products, including discontinued inventory; efforts made to facilitate the introduction of the Company's new product lines in the third quarter; and the effects of the Company selling its IQoVOICE Pocket Organizer lines under one of two agreements with Franklin Electronic Publishers, Inc. ("Franklin") which were entered into in the second quarter of 1997 (Note 2 of Notes to Financial Statements). The liquidation efforts, which include selling the older products at book value; costs to reduce the retail price of certain products at retail stores in order to facilitate inventory movement; and entering into additional advertising commitments with customers relating to both the older products and the Company's current product lines; have resulted in higher cost of goods and higher marketing expenses as a percentage of sales. Additionally, it was necessary for the Company to accept returns from certain key customers of unsold, discontinued products in exchange for purchase commitments for new products which will be fulfilled in the third and fourth quarters of 1997, causing decreased sales levels and higher expenses as a percentage of sales. Also, the sale of the IQoVOICE Pocket Organizer lines to Franklin has negatively impacted, and will continue to negatively impact, sales of IQoVOICE Organizer products as compared to prior periods.

                  These occurrences, however, were partially offset by sales of the Company's new products, as well as the Company's efforts to streamline its operations and reduce its expenses. Sales of the Company's new products, which were introduced in the latter portion of 1996, carry lower cost of goods as a percentage of sales. Further, the streamlining of operations has enabled the Company to begin decreasing fixed costs in all areas of operations. These decreases are expected to become more evident in future quarters.

                  Finally, the agreements with Franklin, as well as agreements with the Company's manufacturers and other trade creditors (Note 3 of Notes to Financial Statements), have caused the Company to recognize unusual income resulting in a profitable second quarter and improved working capital position as of June 30, 1997. As noted above, however, the sale of the IQoVOICE Pocket Organizers has negatively impacted sales as compared to prior periods, and will continue to do so.


                  RESULTS OF OPERATIONS

                  For the three and six month periods ended June 30, 1997, the Company reported operating losses of $1,844,000 and $3,191,000, respectively. For the three and six month periods ended June 30, 1996, the Company reported operating losses of $885,000 and $1,632,000, respectively. After adding other expense and income, the Company reported net income of $313,000 for the three months ended June 30, 1997, and a net loss of $1,073,000 for the six months ended June 30, 1997. For the three and six month periods ended June 30, 1996, the Company reported net losses of $903,000 and $1,684,000. The resulting effect per common share for the three and six months ended June 30, 1997 were income of $.02 per common share and loss of $.07 per common share, respectively, while for the three and six months ended June 30, 1996, the Company reported net losses per common share of $.06 and $.12, respectively.

                  For the three and six month periods ended June 30, 1997, sales were $527,000 and $1,868,000, respectively. After reduction of price protection costs of $77,000 charged against sales in the first quarter, net sales for the six months ended June 30, 1997 were $1,791,000. For the three and six months ended June 30, 1996, sales were $2,258,000 and $4,458,000, respectively. The decreases in net sales were primarily attributable, as stated above, to the sale of the IQoVOICE Pocket Organizer line and to the Company accepting returns from customers of unsold products. Further, the sales decreases were also attributable to reductions in liquidation sales, direct response sales, international sales, and licensing revenues.

                  Total costs and expenses for the three and six months ended June 30, 1997 were $2,371,000 and $4,982,000. Total costs and expenses for the three and six months ended June 30, 1996 were $3,143,000 and $6,090,000. The decreases in costs and expenses primarily relate to the Company's decreased sales which resulted in lower costs of goods sold and lower variable costs, as well as to the Company's efforts to decrease its fixed costs in all areas of operations. These decreases were offset by charges incurred in the second quarter of 1997 relating to discontinued model costs.

                  Cost of goods sold decreased to $365,000 and $1,346,000 for the three and six month periods ended June 30, 1997 from $1,605,000 and $2,966,000 for the same periods in 1996 due to the Company's decreased sales. As a percentage of sales, cost of goods sold was 69% and 72% for the three and six month periods ended June 30, 1997, and 71% and 67% for the same periods in 1996. The high percentage of costs of goods sold in each of the periods relates to the Company's efforts to sell off older products at book value. During the three and six month periods ended June 30, 1997, however, the Company's cost of goods as a percentage of sales for its current core products was 53% and 51%, respectively.

                  In the second quarter of 1997, the Company charged $790,000 to operations relating to discontinued model costs. The Company elected to discontinue future production of its low cost line of IQoVOICE Organizers and its IQoVOICE Organizer/Pagers. Included in the charge were writeoffs of tooling and deferred costs, writedown of related inventory, and reserves established to promote sales of these products.

                  For the three and six months ended June 30, 1997, marketing expenses were $257,000 and $834,000, respectively. For the three and six months ended June 30, 1996, marketing expenses were $410,000 and $845,000 respectively. The decreases in marketing expenses are associated with both the lower volume of sales and the related lower distribution costs such as sales commissions and targeted direct response print advertising expenses, as well as decreased fixed costs including consultants, promotional costs, and amortization. These decreases were offset by increases associated with advertising allowances established for retail accounts to accelerate sales of both the older inventory and the current product lines.

                  General and administrative expenses increased slightly to $642,000 and $1,294,000 for the three and six month periods ended June 30, 1997 from $603,000 and $1,283,000 for the three and six month periods ended June 30, 1996. Included in expenses during the second quarter of 1997 is a one time charge of $190,000 relating to the termination agreements between the Company and its former president (Note 4). After deducting that charge, general and administrative expenses decreased, primarily resulting from decreases in fixed costs including salaries, consulting fees, rent and legal fees, as well as variable royalty costs associated with the decreased volume of sales. The decreases were offset by costs and expenses associated with the Company's March 31, 1997 location change, which enabled the Company to significantly reduce its subsequent monthly rent expense.

                  Research and development expenses decreased to $180,000 and $405,000 for the three and six months ended June 30, 1997 from $245,000 and $538,000 for the three and six months ended June 30, 1996. The decreases are primarily the result of decreased salaries and consulting fees, offset by an increase in amortization expense as the Company strives to develop new products as well as enhance the VoiceLogic Technology.

                  Warehouse and distribution expenses decreased to $137,000 and $313,000 for the three and six months ended June 30, 1997 from $280,000 and $458,000 for the three and six months ended June 30, 1996. The decreases are directly related to the decreased sales and related reductions in shipping costs, supplies, and temporary help. These decreases were partially offset by costs incurred to process and repackage goods returned from retail accounts which were accepted in exchange for future purchase commitments.

                  Other income items included in the second quarter of 1997 relate to the agreements with Franklin, the Company's manufacturers, and certain other trade creditors (Notes 2 and 3 of Notes to Financial Statements). The Franklin transactions resulted in a gain of $141,000 from the sale of assets relating to the Company's IQoVOICE(TM) Organizer Models 5150 and 5160 (IQoVOICE Pocket Organizers), and other income of $700,000 from certain technology rights. The agreements with the Company's manufacturers and other trade creditors resulted in forgiveness of debt of $1,388,000.

                  Other expense for the three and six months ended June 30, 1997 was $72,000 and $111,000. Other expense for the three and six months ended June 30, 1996 was $18,000 and $52,000. Other expense primarily relates to interest expense.

                   LIQUIDITY

                  At June 30, 1997, the Company had working capital of $376,000. The Company has been actively seeking a strategic relationship, including merger opportunities, product development joint ventures, and distribution agreements in order to grow and strengthen the Company's financial base. Further, the Company has been seeking funding, in the form of equity or debt, in order to satisfy cash requirements in the ordinary course of business, develop a major new voice recognition product, and provide funding for costs that may be associated with effecting such strategic relationship.

          In May 1997, the Company consummated a transaction involving two agreements with Franklin. The first agreement was a Purchase and Loan Agreement in which the two companies entered into the following transactions: 1) The Company transferred and sold to Franklin for $450,000 in cash its inventory, rights to work in process, manufacturing assets, marketing assets, and software and hardware design assets for the Company's IQoVOICE(TM) Organizer Models 5150 and 5160 (IQoVOICE Pocket Organizers); 2) The Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction; and 3) Franklin loaned the Company cash equal to $1,200,000, in addition to $500,000 previously loaned to the Company in the first quarter of 1997, and restructured the previous payment terms into a new $1,700,000 promissory note. The new note carries interest at a rate of 10% per year. The interest is payable monthly, with principal payments of $400,000 due on April 30 of each year commencing April 30, 1998 and ending April 30, 2001, with the final installment in the amount necessary to repay the full balance of the loan. The second agreement was a Technology Transfer Agreement in which the two companies entered into the following transactions: 1) The Company granted to Franklin a non-exclusive perpetual license for technology rights evidenced by the Company's patent related to operation of Voice Organizer products as well as other technology and software developed by the Company related to or used in the Model 5150 and 5160 for a non-refundable advance royalty of $700,000; and 2) the Company assigned the rights to the VoiceLogic(TM) Technology to Franklin, and Franklin granted back to the Company a non-exclusive perpetual license of the VoiceLogic Technology, including the right to sublicense, for the development, manufacture, sale and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin. As a result of the completion of these transactions, the Company recognized $141,000 as a gain on the sale of assets, and $700,000 as income from the sale of the technology license.


                  Also in May 1997, the Company entered into agreements with Flextronics (Malaysia) SDN. BHD. ("Flextronics") and GSS/Array Technology, Inc. ("GSS"), the manufacturers of the Company's products, relating to the resolution of outstanding liabilities and commitments. The Company entered into a Settlement Agreement with Flextronics under which the Company made a cash payment and assigned the proceeds due pursuant to a licensing agreement with Kong Wah Video for a voice operated television remote control device to Flextronics as full and final settlement for all outstanding liabilities and commitments other than approximately $260,000 in inventory which has already been manufactured by Flextronics. The Company committed to purchase such inventory prior to June 30, 1997, but has only purchased $185,000 as of yet. Flextronics continues to work with the Company regarding the continuing efforts to purchase the remaining inventory. The Company also entered into a Discounted Payment and Adequate Assurance of Performance Agreement with GSS under which the Company made a cash payment and issued 500,000 shares of non-voting, non-cumulative, convertible preferred stock, with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of issuance, as full and final settlement of outstanding liabilities. The preferred stock will have a $1.00 per share liquidation preference and each share will be convertible into four (4) shares of the Company's common stock. Further, at the option of GSS, for a one year period the Company will agree to either appoint a representative of GSS to the Board of Directors of the Company or to allow a representative to attend Board of Directors meetings as a non-voting observer. Also under the Discounted Payment and Adequate Assurance of Performance Agreement, GSS has agreed to continue to manufacture pursuant to the terms of the original Manufacturing Agreement for a period of not less than six months, and the Company has agreed to provide GSS with a standby letter of credit to secure the Company's payments. Lastly, on or about May 22, 1997, the Company entered into agreements with many of its other trade creditors in which the trade creditors agreed to accept discounted lump sum payments in full consideration of current obligations of the Company. As a result of these agreements, the Company recognized a gain from forgiveness of debt of $1,388,000.

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

                  The decrease in accounts receivable of $1,593,000 is attributable mainly to collections on customer receivables which existed at December 31, 1996. Such decrease was offset partially by new receivables from customers from sales made in the first quarter of 1997.

                  The net decrease in accounts payable and accrued expenses of $2,337,000 is mainly attributable to payments made to the Company's contract manufacturers and other trade creditors as a result of the agreements entered into as noted above.

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


                           VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


Date:  August 22, 1997          By:     /s/ Mitchell B. Rubin
                                       ---------------------------------
                                       Mitchell B. Rubin, President,
                                       Chief Executive Officer, and
                                       Chief Financial Officer