Form 10QSB
period 1997-09-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1997-11-13
CIK 890447

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

                    For the quarter ended September 30, 1997

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



Check whether the issuer (l) filed all reports required to be filed by Section
    13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
    (2) has been subject to such filing requirements for the past 90 days.
    Yes  [X]    No  [ ]


As of November 5, 1997, there were 16,011,572 shares of Voice Powered Technology International, Inc. Common Stock $.001 par value outstanding.



================================================================================

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS




PART I -- FINANCIAL INFORMATION                                    PAGE NUMBER
                                                                   -----------

     ITEM 1.   Financial Statements -- unaudited

        Balance Sheet as of September 30, 1997                          3

        Statements of Operations for the three and
        nine months ended September 30, 1997 and 1996                   4

        Statements of Cash Flows for the nine
        months ended September 30, 1997 and 1996                        5

        Notes to Financial Statements                                   6



     ITEM 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations         7



PART II -- OTHER INFORMATION

   ITEM 1.     Legal Proceedings                                       11

   SIGNATURES                                                          12

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             BALANCE SHEET (NOTE 2)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                 ASSETS (NOTE 3)


                                                                 SEPTEMBER 30,
                                                                     1997
                                                                 -------------
Current assets
   Cash and cash equivalents                                       $     36

   Receivables, net of allowance for doubtful accounts                   67

   Receivables sold to financial institution                            246
   Less initial payments received from financial institution            233
                                                                   --------
        Net amount due from financial institution                        13

   Inventory                                                            715
   Prepaid expenses                                                      44
                                                                   --------
        Total current assets                                            875

Property and equipment
   Equipment                                                          1,779
   Other                                                                135
                                                                   --------
                                                                      1,914
   Less accumulated depreciation                                      1,487
                                                                   --------
Net property and equipment                                              427

Patents and technology rights, net of amortization                      220
Deferred costs, net of amortization                                     350
Other assets                                                             58
                                                                   --------
        Total assets                                               $  1,930
                                                                   ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                                $    587
   Accrued expenses                                                     741
   Current obligations under long term debt                             400
                                                                   --------
        Total current liabilities                                     1,728
Long term debt                                                        1,309
                                                                   --------
        Total liabilities                                             3,037

Commitments and contingencies (Note 4)                                   --
Stockholders' deficit
   Preferred stock, 10,000,000 shares authorized;
      500,000 issued and outstanding at $1.00 stated value              500
   Common stock, 50,000,000 shares authorized;
      16,011,572 issued and outstanding at $.001 stated value            16
   Additional paid-in capital                                        27,897
   Accumulated deficit                                              (29,520)
                                                                   --------
        Total stockholders' deficit                                  (1,107)
                                                                   --------
Total liabilities and stockholders' deficit                        $  1,930
                                                                   ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
                                   (UNAUDITED)


                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                  -----------------------       -----------------------
                                    1996           1997           1996           1997
                                  --------       --------       --------       --------
Sales                             $  1,910       $    591       $  6,368       $  2,459
Less price protection                   --            128             --            205
                                  --------       --------       --------       --------
  Net sales                          1,910            463          6,368          2,254

Costs and expenses
  Cost of goods sold                 1,622            841          4,588          2,186
  Discontinued model costs              --             --             --            790
  Marketing                            840            140          1,685            974
  General and administrative           639            426          1,922          1,720
  Research and development             288            143            826            548
  Warehouse                            259            142            717            456
                                  --------       --------       --------       --------
    Total costs and expenses         3,648          1,692          9,738          6,674
                                  --------       --------       --------       --------

Operating loss                      (1,738)        (1,229)        (3,370)        (4,420)

Other income (expense)
  Gain on sale of assets                --             --             --            141
  Sale of technology license            --             --             --            700
  Forgiveness of debt                   --             --             --          1,388
  Other expense, net                   (46)           (34)           (98)          (145)
                                  --------       --------       --------       --------

Net loss                          $ (1,784)      $ (1,263)      $ (3,468)      $ (2,336)
                                  ========       ========       ========       ========

Net loss per common share         $   (.13)      $   (.08)      $   (.25)      $   (.16)

Weighted average common
    shares outstanding              13,949         16,012         13,644         14,980
                                  ========       ========       ========       ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      ---------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1996          1997
                                                                      -------       -------
Cash flows from operating activities:
  Net loss                                                            $(3,468)      $(2,336)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Compensatory stock options                                         36             2
        Depreciation and amortization                                     624           469
        Discontinued model costs                                           --           790
        Gain on sale of assets                                             --          (141)
        Gain on forgiveness of debt                                        --        (1,388)
        Writedown of inventory                                             --           400
   Changes in operating assets and liabilities:
        Decrease in restricted cash                                        --           150
        Decrease in receivables                                         3,538         1,722
        Decrease in inventory                                           1,476           640
        Decrease in prepaid expenses                                       84            58
        Increase in deferred costs                                       (457)         (139)
        (Increase) decrease in other assets                              (291)           69
        Increase (decrease) in accounts payable                           977        (1,866)
        Decrease in accrued expenses                                     (511)         (387)
                                                                      -------       -------
             Net cash provided by (used in) operating activities        2,008        (1,957)
                                                                      -------       -------
Cash flows from investing activities:
  Proceeds from sale of equipment                                          --            65
  Capital expenditures                                                   (181)         (160)
                                                                      -------       -------
             Net cash used in investing activities                       (181)          (95)
                                                                      -------       -------
Cash flows from financing activities:
  Payments on loan payable                                             (3,265)           --
  Proceeds from the exercise of stock options                              15            --
  Proceeds from (payments on) note payable                               (100)        1,709
  Proceeds from sale of common stock                                       --           152
                                                                      -------       -------
             Net cash provided by (used in) financing activities       (3,350)        1,861
                                                                      -------       -------
Net decrease in cash and cash equivalents                              (1,523)         (191)
Cash and cash equivalents at the beginning of the year                  2,095           227
                                                                      -------       -------
Cash and cash equivalents, September 30                               $   572       $    36
                                                                      =======       =======
SUPPLEMENTAL DISCLOSURE:
Interest paid                                                         $   147       $   130
                                                                      =======       =======
Non-cash financing and investing activities:
       Issuance of compensatory stock options to related party        $    50       $    --
       Issuance of common stock to vendor                               1,955            --
       Conversion of accounts payable to note payable                     883            --
       Issuance of preferred stock to vendor                               --           500


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 -- On September 22, 1997, the Company filed a petition with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. The Company is continuing to operate as a "Debtor in Possession" under such code. The Company is in the process of preparing a plan of reorganization to file with the Bankruptcy Court in conjunction with Franklin Electronic Publishers, Inc. ("Franklin"), the Company's largest secured creditor. No assurance can be given that such plan will be completed, filed, and/or approved by the court, or other interested parties of the bankruptcy case.

NOTE 3 -- As of September 22, 1997, with letter amendment dated October 7, 1997, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin which had not been borrowed against as of September 30, 1997. The term of the agreement is the earliest of (a) March 3, 1998; (b) the effective date of an order confirming a plan of reorganization of the Company; or (c) at the option of Lender, immediately and without notice upon the occurrence or during the continuation of an Event of Default as defined in the agreement. The agreement is collateralized by all of the assets of the Company, subordinate only to the security interest of KBK Financial Corporation in pre-petition accounts receivable and inventory of the Company. Borrowings under the agreement are permitted up to 75% of accounts receivable and 50% of open purchase orders held by the Company. Accounts receivable and purchase orders to be borrowed against must be approved by Franklin for eligibility. The agreement carries an interest rate of 12% per annum on the average daily balance. The agreement, as amended, also provides for Franklin to guarantee payment to the Company's suppliers for shipments pursuant to purchase orders, which have been approved by Franklin, for the manufacture of products. The amounts of such guarantees are deducted from the amount otherwise borrowable based on approved accounts receivable and purchase orders.

NOTE 4 -- The Company had entered into a letter agreement dated May 2, 1996 with Everen Securities Inc. ("ESI") regarding the retention of ESI's services as financial advisor and agent. This agreement was terminated by the Company February 3, 1997. ESI has subsequently asserted a claim against the Company for fees due as a result of the Franklin transactions in the amount of $450,000. The Company and ESI are presently in a dispute as to the validity of this claim. The Company intends to vigorously defend its position on this matter, however no assurances can be made as to the outcome. The Company has not made any accruals relating to this matter at the present time.

NOTE 5 -- The Company's financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 1997, current liabilities exceeded current assets by $853,000, and the Company's accumulated deficit aggregated $29,520,000. Further, as stated in Note 2, the Company has filed a Chapter 11 bankruptcy petition. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue operations is dependent upon completing a plan of reorganization, filing said plan with the Bankruptcy Court, having the Court and other interested parties approve the plan, and then implementing the plan. Success of the plan is dependent, among other things, on reaching a satisfactory level of profitability and generating sufficient cash flow resources to meet ongoing obligations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. There is no assurance given that the Company will continue as a going concern.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



        On September 22, 1997, the Company filed a petition with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. The Company is continuing to operate as a "Debtor in Possession" under such code. The Company is in the process of preparing a plan of reorganization to file with the Bankruptcy Court in conjunction with Franklin Electronic Publishers, Inc. ("Franklin"), the Company's largest secured creditor. No assurance can be given that such plan will be completed, filed, and/or approved by the court, or other interested parties of the bankruptcy case.

        The results of the Company's operating performance for the three and nine month periods ended September 30, 1997 as compared to a year ago are primarily a reflection of the following: the Company's limited cash resources which caused production delays as well as the filing of the Chapter 11 petition; the Company's continued efforts to liquidate its older, higher cost products, including discontinued inventory; efforts made to facilitate the introduction of the Company's new product lines in the third quarter; slow retail sales of most hand held organizers; and the effects of the Company selling its IQ-VOICE(TM) Pocket Organizer lines under agreements with Franklin which were entered into in the second quarter of 1997. The liquidation efforts, which include selling the older products at book value, costs to reduce the retail price of certain products at retail stores in order to facilitate inventory movement, and entering into additional advertising commitments with customers relating to both the older products and the Company's current product lines, have resulted in higher cost of goods and higher marketing expenses as a percentage of sales. Also, the sale of the IQ-VOICE Pocket Organizer lines to Franklin has negatively impacted, and will continue to negatively impact, sales of IQ-VOICE Organizer products as compared to prior periods.

        These occurrences were partially offset by sales of the Company's new products, as well as the Company's efforts to streamline its operations and reduce its expenses. Sales of the Company's newer flash memory products, which include the latest PC Link IQ-VOICE Organizers introduced in the third quarter of 1997, carry lower cost of goods as a percentage of sales. Further, the streamlining of operations has enabled the Company to decrease fixed costs in all areas of operations.



        RESULTS OF OPERATIONS

        For the three and nine month periods ended September 30, 1997, the Company reported operating losses of $1,229,000 and $4,420,000, respectively. For the three and nine month periods ended September 30, 1996, the Company reported operating losses of $1,738,000 and $3,370,000, respectively. After adding other expense and income, the Company reported net losses of $1,263,000 and $2,336,000 for the three and nine months ended September 30, 1997, and net losses of $1,784,000 and $3,468,000 for the same periods in 1996. The resulting net losses per common share for the three and nine months ended September 30, 1997 were $.08 and $.16, respectively, while for the three and nine months ended September 30, 1996, the Company reported net losses per common share of $.13 and $.25, respectively.

        For the three and nine month periods ended September 30, 1997, sales were $591,000 and $2,459,000, respectively. After reduction of price protection costs of $128,000 charged against sales in the third quarter, and $77,000 charged against sales in the first quarter, net sales for the three and nine months ended September 30, 1997 were $463,000 and $2,254,000, respectively. For the three and nine months ended September 30, 1996, net sales were $1,910,000 and $6,368,000, respectively. The decreases in net sales were primarily attributable, as stated above, to the sale of the IQ-VOICE Pocket Organizer line to Franklin, as well as to production delays due to lack of cash. Further, the sales decreases were also attributable to reductions in liquidation sales, direct response sales, international sales, and licensing revenues. The price protection costs were incurred to reduce the retail prices of discontinued products. Accordingly, established retail accounts were issued credits for on-hand inventory equal to the difference between the wholesale price at which they had purchased the products and their new wholesale price which is based on the reduced retail price.

        Total costs and expenses for the three and nine months ended September 30, 1997 were $1,692,000 and $6,674,000. Total costs and expenses for the three and nine months ended September 30, 1996 were $3,648,000 and $9,738,000. The decreases in costs and expenses primarily relate to the Company's decreased sales which resulted in lower costs of goods sold and lower variable costs, as well as to the Company's efforts to decrease its fixed costs in all areas of operations. These decreases were offset by charges incurred in the third quarter of 1997 relating to a $300,000 writedown of inventory, and $790,000 in charges incurred in the second quarter of 1997 relating to discontinued model costs.

        Cost of goods sold decreased to $841,000 and $2,186,000 for the three and nine month periods ended September 30, 1997 from $1,622,000 and $4,588,000 for the same periods in 1996 due to the Company's decreased sales. In the third quarter of 1997, the Company incurred a $400,000 writedown of inventory related to various discontinued models in accordance with lower of cost or market valuation. As a percentage of sales, cost of goods sold was 142% and 89% for the three and nine month periods ended September 30, 1997, and 85% and 72% for the same periods in 1996. The high percentage of costs of goods sold in each of the periods relates to the Company's efforts to sell off older products at book value, as well as the noted inventory writedown. During the three and nine month periods ended September 30, 1997, however, the Company's cost of goods sold as a percentage of sales for its current core products was 62% and 54%, respectively. The increase in costs of goods as a percentage of sales of current core products for the three month period ended September 30, 1997 was due to a larger portion of such sales having been made to international and catalog customers which carry a lower sales price than that of standard retail customers, but also carry lower variable costs such as co-operative advertising allowances and sales commissions.

        In the second quarter of 1997, the Company charged $790,000 to operations relating to discontinued model costs. The Company elected to discontinue future production of its low cost line of IQ-VOICE Organizers and its IQ-VOICE Organizer/Pagers. Included in the charge were write-offs of tooling and deferred costs, writedown of related inventory, and reserves established to promote sales of these products.

        For the three and nine months ended September 30, 1997, marketing expenses were $140,000 and $974,000, respectively. For the three and nine months ended September 30, 1996, marketing expenses were $840,000 and $1,685,000 respectively. The decreases in marketing expenses are associated with both the lower volume of sales and the related lower distribution costs such as sales commissions and targeted direct response print advertising expenses, as well as decreased fixed costs including travel, consultants, promotional costs, and amortization.

        General and administrative expenses decreased to $426,000 and $1,720,000 for the three and nine month periods ended September 30, 1997 from $639,000 and $1,922,000 for the three and nine month periods ended September 30, 1996. The decreases primarily resulted from decreases in fixed costs including salaries, travel, rent, and legal fees, as well as variable royalty costs associated with the decreased volume of sales. The decreases were offset by costs and expenses associated with the Company's March 31, 1997 location change, which enabled the Company to significantly reduce its subsequent monthly rent expense, as well as a one time charge incurred in the second quarter of 1997 of $190,000 relating to the termination agreements between the Company and its former president.

        Research and development expenses decreased to $143,000 and $548,000 for the three and nine months ended September 30, 1997 from $288,000 and $826,000 for the three and nine months ended September 30, 1996. The decreases are primarily the result of decreased salaries, consulting fees, and amortization. While the Company continues to support its current product lines, due to its present Chapter 11 status, development of new products has been suspended pending the Company's reorganization.

        Warehouse and distribution expenses decreased to $142,000 and $456,000 for the three and nine months ended September 30, 1997 from $259,000 and $717,000 for the three and nine months ended September 30, 1996. The decreases are directly related to the decreased sales and related reductions in shipping costs, supplies, and temporary help.

        Other income items include second quarter 1997 events relating to the agreements with Franklin, the Company's manufacturers, and certain other trade creditors. The Franklin transactions resulted in a gain of $141,000 from the sale of assets relating to the Company's IQ-VOICE Organizer Models 5150 and 5160 (IQ-VOICE Pocket Organizers), and other income of $700,000 from the sale of certain technology rights. The agreements with the Company's manufacturers and other trade creditors resulted in forgiveness of debt of $1,388,000.

        Other expense for the three and nine months ended September 30, 1997 was $34,000 and $145,000. Other expense for the three and nine months ended September 30, 1996 was $46,000 and $98,000. Other expense primarily relates to interest expense.



        LIQUIDITY

        On September 22, 1997, the Company filed a petition with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. The Company is continuing to operate as a "Debtor in Possession" under such code. The Company is in the process of preparing a plan of reorganization to file with the Bankruptcy Court in conjunction with Franklin Electronic publishers, Inc. ("Franklin"), the Company's largest secured creditor. No assurance can be given that such plan will be completed, filed, and/or approved by the court, or other interested parties of the bankruptcy case. At September 30, 1997, the Company had negative working capital of $853,000.

        In May 1997, the Company consummated a transaction involving two agreements with Franklin. The first agreement was a Purchase and Loan Agreement in which the two companies entered into the following transactions: 1) The Company transferred and sold to Franklin for $450,000 in cash its inventory, rights to work in process, manufacturing assets, marketing assets, and software and hardware design assets for the Company's IQ-VOICE Organizer Models 5150 and 5160 (IQ-VOICE Pocket Organizers); 2) The Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction; and 3) Franklin loaned the Company cash equal to $1,200,000, in addition to $500,000 previously loaned to the Company in the first quarter of 1997, and restructured the previous payment terms into a new $1,700,000 promissory note. The new note carries interest at a rate of 10% per year. The interest is payable monthly, with principal payments of $400,000 due on April 30 of each year commencing April 30, 1998 and ending April 30, 2001, with the final installment in the amount necessary to repay the full balance of the loan. The second agreement was a Technology Transfer Agreement in which the two companies entered into the following transactions: 1) The Company granted to Franklin a non-exclusive perpetual license for technology rights evidenced by the Company's patent related to operation of Voice Organizer products as well as other technology and software developed by the Company related to or used in the Model 5150 and 5160 for a non-refundable advance royalty of $700,000; and 2) the Company assigned the rights to the VoiceLogic(TM) Technology to Franklin, and Franklin granted back to the Company a non-exclusive perpetual license of the VoiceLogic Technology, including the right to sublicense, for the development, manufacture, sale and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin. As a result of the completion of these transactions, the Company recognized $141,000 as a gain on the sale of assets, and $700,000 as income from the sale of the technology license.

        Also in May 1997, the Company entered into agreements with Flextronics (Malaysia) SDN. BHD. ("Flextronics") and GSS/Array Technology, Inc. ("GSS"), the manufacturers of the Company's products, relating to the resolution of outstanding liabilities and commitments. The Company entered into a Settlement Agreement with Flextronics under which the Company made a cash payment and assigned the proceeds due pursuant to a licensing agreement with Kong Wah Video for a voice operated television remote control device to Flextronics as full and final settlement for all outstanding liabilities and commitments other than approximately $260,000 in inventory which has already been manufactured by Flextronics. The Company committed to purchase such inventory prior to September 30, 1997, but has only purchased $185,000 as of the date hereof. Flextronics continues to work with the Company regarding the continuing efforts to purchase the remaining inventory. The Company also entered into a Discounted Payment and Adequate Assurance of Performance Agreement with GSS under which the Company made a cash payment and issued 500,000 shares of non-voting, non-cumulative, convertible preferred stock, with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of issuance, as full and final settlement of outstanding liabilities. The preferred stock has a $1.00 per share liquidation preference and each share is convertible into four (4) shares of the Company's common stock. Further, at the option of GSS, for a one year period the Company has agreed to either appoint a representative of GSS to the Board of Directors of the Company or to allow a representative to attend Board of Directors meetings as a non-voting observer. Also under the Discounted Payment and Adequate Assurance of Performance Agreement, GSS has agreed to continue to manufacture pursuant to the terms of the original Manufacturing Agreement for a period of not less than nine months. Lastly, on or about May 22, 1997, the Company entered into agreements with many of its other trade creditors in which the trade creditors agreed to accept discounted lump sum payments in full consideration of current obligations of the Company. As a result of these agreements, the Company recognized a gain from forgiveness of debt of $1,388,000.

        The decrease in accounts receivable of $2,253,000 is attributable mainly to collections on customer receivables which existed at December 31, 1996. Such decrease was offset partially by new receivables from customers from sales made in the third quarter of 1997. As of September 22, 1997, as amended by letter agreement dated October 7, 1997, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin under which there was no outstanding balance as of September 30, 1997. The term of the agreement is the earliest of
(a) March 3, 1998; (b) the effective date of an order confirming a plan of reorganization of the Company; or (c) at the option of Lender, immediately and without notice upon the occurrence or during the continuation of an Event of Default as defined in the agreement. The agreement is collateralized by all of the assets of the Company, subordinate only to the security interest of KBK Financial Corporation in pre-petition accounts receivable and inventory of the Company. Borrowings under the agreement are permitted up to 75% of accounts receivable and 50% of open purchase orders held by the Company. Accounts receivable and purchase orders to be borrowed against must be approved by Franklin for eligibility. The agreement carries an interest rate of 12% per annum on the average daily balance. The agreement, as amended, also provides for Franklin to guarantee payment to the Company's suppliers for shipments pursuant to purchase orders, which have been approved by Franklin, for the manufacture of products. The amounts of such guarantees are deducted from the amount otherwise borrowable based on approved accounts receivable and purchase orders.

        The net decrease in accounts payable and accrued expenses of $2,098,000 is mainly attributable to payments made to the Company's contract manufacturers and other trade creditors as a result of the agreements entered into as noted above.

        Management was unsuccessful in its search to find a strategic relationship including merger opportunities, product development joint ventures, and distribution agreements in order to grow and strengthen the Company's financial base. Further, the Company has been unable to find additional equity or other funding in order to satisfy cash requirements for 1997. These factors were compounded by the claim filed by Everen Securities (Note 4 in the notes to the financial statements). Consequently, the Company filed a petition for reorganization under Chapter 11 of the bankruptcy code. The Company is working with Franklin in preparing a plan of reorganization to file with the Bankruptcy Court. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to continue as a going concern.


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


ITEM 1.  LEGAL PROCEEDINGS

        On September 22, 1997, the Company filed a Voluntary Petition for Reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division. The Company has retained the law firm of Robinson, Diamant and Brill of Los Angeles, California as counsel and advisor to represent the Company in these proceedings.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


Date:  November 10, 1997            By:   /s/ Mitchell B. Rubin
                                        ----------------------------------------
                                          Mitchell B. Rubin, President,
                                          Chief Executive Officer, and
                                          Chief Financial Officer