Form 10KSB
period 1997-12-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1998-04-27
CIK 890447

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1997
                                       or

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


                       18425 Burbank Boulevard, Suite 506
                            Tarzana, California 91356
                                 (818) 757-1100
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class:           Name of each exchange on which registered:
 -------------------------------      ------------------------------------------
 Common Stock $.001 stated value                         None

  Securities registered under
Section 12(g) of the Exchange Act:
              None

        Check whether the issuer (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[ ].

        State issuer's revenues for its most recent fiscal year: $3,327,777

        The aggregate market value of the issuer's Common Stock held by non-affiliates as of April 15, 1998 (assuming for this purpose that only directors and officers of registrant are affiliates of registrant), based on the closing price on that date, was approximately $719,000.

        As of April 15, 1998 there were 16,049,072 shares of Voice Powered Technology International, Inc. Common Stock, $.001 par value, outstanding.

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

        The Company's voice-recognition VoiceLogic(TM) Technology (the "Technology") is fully developed and in commercial use in a variety of consumer oriented products manufactured for the Company under contract with third parties. The Technology consists of a combination of rights developed, acquired, and licensed by the Company for advanced low-cost voice recognition technology called VoiceLogic, which can operate on penlight or nicad batteries. This Technology permits utilization of the human voice as a replacement for manual controls, such as buttons, switches, and dials in activating and controlling everyday consumer and business products. The Technology can also be licensed for use in a variety of products with only limited modifications to the application software for adaptation to the specific product. The core Technology can also be adapted easily for use in virtually any spoken language in the world, thus enabling it to be used in virtually any country in the world (See "Item 1. Description of Business - Significant Financial Transactions/May 1997 Franklin Transaction").

        Since the calendar quarter ended December 31, 1995, the Company has experienced sustained significant operating losses. These losses were the result of multiple factors inclusive of unsuccessful introductions of new models of the Company's core product line (the IQ-VOICE(TM) Organizer), failed launches of new products, increased competition from lower priced digital recorders, and a general decline in domestic retail sales of the entire hand-held electronics category.

        Through 1996 and the first nine months of 1997, the Company attempted to improve its financial condition by reducing fixed operating costs, liquidating inventories, and streamlining operating departments. In addition, the Company entered into two transactions in an attempt to strengthen the Company's financial position. The first transaction, in February 1996, resulted in the Company issuing to one of its contract manufacturers 1.37 million shares of the Company's common stock at market value, the proceeds of which were applied to the Company's outstanding trade debt to such contract manufacturer (See "Item 1. Description of Business - Significant Financial Transactions/February 1996 Stock Issuance"). The second transaction, in May 1997, resulted in the Company transferring ownership of its Technology (subject to a license back to the Company), selling a portion of its product line, and issuing 2,000,000 shares of the Company's common stock, all to Franklin Electronic Publishers, Inc. ("Franklin") for a combination of cash and long term debt. The proceeds of this sale were used to settle outstanding trade debt with creditors and increase cash availability (See "Item 1. Description of Business - Significant Financial Transactions/May 1997 Franklin Transaction"). Despite these efforts, the Company was unable to generate sufficient revenues and gross profit to sustain its ongoing operations, further depleting cash and working capital. Lastly, the Company was sued by Everen Securities, Inc., a company which had been retained in May 1996 to assist the Company in seeking out strategic alternatives, inclusive of potential financing and merger candidates. The Company terminated the agreement in February 1997. The suit asserted a claim against the Company of $435,000 for fees allegedly due as a result of the aforementioned May 1997 Franklin transaction. Although the Company disputed this claim, it did not have adequate cash resources to defend this suit (See "Item 3. Legal Proceedings").

        On September 22, 1997, the Company filed a voluntary petition with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code (the "Bankruptcy Proceedings"). Throughout the course of the Bankruptcy Proceedings, the Company has been operating as a "Debtor in Possession" under such code. On January 21, 1998, the Company, in conjunction with Franklin, filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Disclosure Statement aspect of this Plan has been approved as to form by the Bankruptcy Court, and submitted to all interested parties for approval. Under the terms of the Plan, Franklin will provide the Company with a $350,000 loan in order to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses of the Bankruptcy Proceedings (the "Creditor Fund Loan"). The Creditor Fund Loan will bear interest at eight percent (8.0%) per annum and will be due and payable in a lump sum five years from the funding date. In addition, the Plan provides for the conversion of the Company's outstanding 500,000 shares of preferred stock into 2,000,000 shares of the Company's common stock. The Plan also provides for Franklin to convert its $1,708,750 pre-petition secured loan to the Company into an eighty percent (80%) interest in the equity of the Company, after conversion of the preferred stock, through the issuance by the Company of additional shares of the Company's common stock. On March 16, 1998, the Company filed a motion with the Bankruptcy Court for confirmation of the Plan and a hearing to grant such motion is scheduled for April 23, 1998. Until final confirmation by the Bankruptcy Court, no assurance can be given that the Plan will be completed and implemented. Success of the Company after confirmation of the Plan, if confirmed, is dependent, among other things, on reaching a satisfactory level of profitability and generating sufficient cash flow resources to meet ongoing obligations (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Plans"). No assurance can be given that the Company will be able to achieve such level of profitability and continue as a going concern. Further, no assurance can be given that Franklin will continue to participate in the Plan. Should Franklin cease its participation, the Company may be forced to liquidate.

        Since the commencement of the Bankruptcy Proceedings, the Company has received post petition financing from Franklin pursuant to a Loan and Security Agreement dated September 22, 1997 ("Post Petition Financing"). Pursuant to the terms of this Post Petition Financing, the Company was provided a revolving line of credit based upon a borrowing base equal to seventy-five percent (75%) of the Company's eligible accounts receivable plus fifty percent (50%) of the Company's eligible outstanding customer purchase orders, up to a maximum loan amount of $400,000.

        As a result of concern on the part of the Company's major retail customers regarding the Company's financial stability, the limited cash and working capital resources available to the Company, and the potential exposure to the Company which would result from price protection, advertising, and stock balancing commitments required by these major retail customers, the Company discontinued shipments of its IQ-VOICE Organizer products to many of its major retail customers since the commencement of the Bankruptcy Proceedings. At present, the Company is engaged in only limited business activities consisting of sales of IQ-VOICE Organizer products to smaller retailers and wholesale accounts, to international distributors, and through various direct marketing programs. As a result of this contraction in the Company's business activities, the Company has terminated the employment of a number of its employees, inclusive of the Company's Vice President of Sales and Marketing and Vice President of Engineering and Development. In addition, in May 1997, prior to commencement of the Bankruptcy Proceedings, the Company's president/CEO resigned, and such duties were assumed by the Company's vice president/CFO thereby further reducing the Company's ongoing costs for executive management personnel.

        Management of the Company is presently focused on the successful completion of a pending licensing agreement for the Company's Technology (See "Item 1. Description of Business - Markets for the VoiceLogic Technology"), the development of targeted direct marketing channels for its current products, as well as maintaining and servicing its remaining customer base in order to sustain operations through completion and confirmation of the Plan. Until such time, the Company has suspended development of new products and major expansion of sales activities into new markets. It should also be noted, however, that upon confirmation of the Plan, the Company will become an 80% controlled subsidiary of Franklin, and therefore subject to Franklin's direction regarding future business activities.


SIGNIFICANT FINANCIAL TRANSACTIONS

        The following paragraphs summarize the significant financial transactions entered into by the Company prior to the commencement of the Bankruptcy Proceedings:

        FEBRUARY 1996 STOCK ISSUANCE. In February 1996, the Company executed a Termination Agreement with Flextronics (Malaysia) SDN. BHD. ("Flextronics"), a contract manufacturer for the Company, which established the terms and conditions pursuant to which the Company would wind down its relationship with Flextronics. The terms of this agreement included: 1) the issuance to Flextronics of 1,371,966 shares of the Company's common stock at market value, the proceeds of which, amounting to $1,955,052, were applied to the Company's trade debt to Flextronics as of December 31, 1995; 2) a payment schedule through October 1996 for the remaining balance of the related trade debt as of December 31, 1995; 3) terms and conditions related to the Company's obligation regarding component parts purchased or committed to Flextronics for manufacture of the Company's products; and 4) purchasing and payment terms for the remaining products to be manufactured and shipped to the Company. The Company filed a registration statement with regard to the shares issued to Flextronics. The Company did not make payments due on various dates pursuant to this agreement, however, the Company reached a settlement with Flextronics in May 1997 (See "Item 1. Description of Business Significant Financial Transactions/May 1997 Creditor Settlements").

        MAY 1997 FRANKLIN TRANSACTION. In May 1997, the Company consummated a transaction involving two agreements with Franklin. The first agreement was a Purchase and Loan Agreement in which the two companies entered into the following transactions: 1) The Company transferred and sold to Franklin for $450,000 in cash its inventory, rights to work in process, manufacturing assets, marketing assets, and software and hardware design assets for the Company's IQ-VOICE Organizer Models 5150 and 5160 (IQ-VOICE Pocket Organizers); 2) The Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction; and 3) Franklin loaned the Company cash equal to $1,200,000, in addition to $500,000 plus accrued interest previously loaned to the Company in February 1997, and restructured the payment terms of a new $1,708,750 note over a four year period. The second agreement was a Technology Transfer Agreement in which the two companies entered into the following transactions: 1) The Company granted to Franklin a non-exclusive perpetual license for technology rights evidenced by the Company's patent related to operation of Voice Organizer products as well as other technology and software developed by the Company related to or used in the Model 5150 and 5160 for a non-refundable advance royalty of $700,000 against an agreed upon per unit royalty; and 2) the Company assigned the rights to the VoiceLogic Technology to Franklin, and Franklin granted back to the Company a non-exclusive perpetual license of the VoiceLogic Technology, including the right to sublicense, for the development, manufacture, sale, and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin. As a result of the foregoing transactions the Company recognized income from the sale of the Company's Technology in the amount of $700,000 and a gain on sale of assets in the amount of $141,000. (See also "Item
1. Description of Business - Significant Financial Transactions/May 1997 Creditor Settlements" for a discussion of further transactions entered into by the Company utilizing a portion of the proceeds from the transaction with Franklin.)

        MAY 1997 CREDITOR SETTLEMENTS. In May 1997, the Company entered into agreements with Flextronics and GSS/Array Technology, Inc. ("GSS"), contract manufacturers of the Company's products, relating to the resolution of outstanding liabilities and commitments. The Company entered into a Settlement Agreement with Flextronics under which the Company made a cash payment and assigned the proceeds due pursuant to a licensing agreement with Kong Wah Video for a voice operated television remote control device to Flextronics as full and final settlement for all outstanding liabilities and commitments other than approximately $260,000 in inventory which had already been manufactured by Flextronics. The Company had committed to purchase such inventory prior to June 30, 1997, however, as of the commencement of the Bankruptcy Proceedings the Company had failed to complete approximately $75,000 of these purchases. The Company also entered into a Discounted Payment and Adequate Assurance of Performance Agreement with GSS under which the Company made a cash payment and issued 500,000 shares of non-voting, non-cumulative, convertible preferred stock, with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of issuance, as full and final settlement of outstanding liabilities. The preferred stock had a $1.00 per share liquidation preference and each share was convertible into four (4) shares of the Company's common stock. Pursuant to the terms of the Plan, this preferred stock will be converted into 2,000,000 shares of the Company's common stock if and when the Plan is confirmed and becomes effective. Also under the Discounted Payment and Adequate Assurance of Performance Agreement, GSS had agreed to continue to manufacture pursuant to the terms of the original Manufacturing Agreement for a period of not less than six months, and the Company had agreed to provide GSS with a standby letter of credit to secure the Company's payments. Lastly, in May 1997, the Company entered into agreements with many of its other trade creditors in which the trade creditors agreed to accept discounted lump sum payments in full consideration of the then current obligations of the Company. As a result of the foregoing settlements the Company recognized a gain from forgiveness of debt in the amount of $1,388,000.


THE VOICELOGIC TECHNOLOGY

        The Technology is proprietary technology which was owned by the Company, and as a result of the Franklin transaction described above (See "Item 1. Description of Business Significant Financial Transactions/ May 1997 Franklin Transaction") is now licensed by the Company from Franklin. As of February 1996, the

Company had acquired from the inventor of the Technology all right, title, interest, and any future improvements in and to the Technology, subject to payment of ongoing royalties, thereby eliminating any and all limitations as to the Company's use of the Technology. The Technology is protected by copyrights and trade secrets. The low-cost, low-power consumption, portable, and compact features of the Technology were designed for use in conjunction with everyday mass-marketed consumer and business electronic products. The Technology incorporates a proprietary voice recognition algorithm capable of operating on most low-cost eight-bit microprocessors. Further, the Technology is speaker-dependent technology, which, though requiring training, is easily adaptable for use in any language.

        The Company believes that its Technology provides accurate voice recognition at lower cost, and with less power required, than can be provided by alternative technologies suitable for low power, portable applications.


PRODUCTS CURRENTLY MARKETED

        Prior to the commencement of the Bankruptcy Proceedings the Company developed a variety of voice activated consumer products which include the Company's most successful product line, the IQ-VOICE Organizer. Nearly all of the Company's sales are derived from the IQ-VOICE Organizer product line. In addition to the IQ-VOICE Organizers, in 1996 the Company marketed the IQ-VOICE Tell-It Phone, the IQ-Voice Organizer/Pager, and engaged in on-going exploratory development activities of various other voice activated products which the Company believed would provide enhanced consumer benefits as a result of the inclusion of voice technologies.

        IQ-VOICE ORGANIZER. The IQ-VOICE Organizer ("Organizer") functions as a voice-operated, palm-sized, electronic notebook, calendar, message prompter, and telephone directory. Data entry and retrieval are largely accomplished by voice, eliminating the need for tedious keypad data entry required by existing electronic organizer products. The Organizer receives and stores voice messages, then plays them back at designated dates and times. As an example, a user wishing to calendarize an important phone call to John Jones at 10 am on the upcoming Tuesday would say: "Call John Jones, 10 am, Tuesday." The Organizer would beep at 10 am, Tuesday, and with the press of a button, the user would hear the user's recorded message, "Call John Jones."

        The Organizer also functions as an appointment calendar. Appointments are entered by voice, and are automatically arranged chronologically by date and time. The user is then able to review the calendar for a particular day merely by saying the day or date, and listening to the stored appointments. Appointments may be stored up to one year in advance.

        The Organizer also permits the user to create a telephone directory by storing names and telephone numbers entirely by voice. Numbers can then be recalled and displayed on the LCD screen by simply speaking the person's name into the Organizer. The Organizer also verbally states the person's name to ensure that the correct number has been recalled. The Organizer is only slightly larger than a credit card, fits easily into a shirt pocket, purse, notebook, or briefcase, and weighs three ounces, including batteries.

        During 1996, the Company introduced two new models of the Organizer, both based upon new Flash memory technology. This new technology significantly reduced the manufacturing costs of the Organizer, improved reliability and responsiveness, and eliminated the need for backup power required by the previous memory technology. The first model, introduced in June 1996, was the IQ-VOICE Pocket Organizer (See "Item 1. Description of Business Significant Financial Transactions/May 1997 Franklin Transaction" for information regarding the sale of the Pocket Organizers to Franklin). This model featured a very compact size and simplified operation, while maintaining most of the functionality of the existing Organizers. The IQ-VOICE Pocket Organizer is capable of storing up to 2.5 minutes of total audio recording, forty (40) names and phone numbers, and up to sixty (60) reminders/appointments for up to a full year in advance. The second model was a redesign of the Company's most popular 512 KB Voice Organizer capable of storing up to 4.0 minutes of total audio recording (expandable to 1024 KB and 8.0 minutes of total audio recording), which had been in distribution since the fourth quarter of 1994. In addition to the benefits of Flash memory technology, this design featured an improved outer case, as well as two new functions. First, the user could now define up to twenty categories (or files) under which recorded memos could be stored, thereby allowing easier access and retrieval. Second, the Organizer could now store voice data regarding fifteen categories of business expenses, each time and date stamped, for the easy compiling of expense reports. This model also incorporated a simplified user interface featuring easily identifiable icons for each operating function. An international version of this design featuring a multi-lingual display was made available in the second quarter of 1997.

        IQ-VOICE ORGANIZER (PC COMPATIBLE). In September 1997, prior to the commencement of the Bankruptcy Proceedings, the Company developed and introduced a new line of the IQ-VOICE Organizer product. This line of products utilizes a state-of-the-art technology for compression of voice data which enables the units to store fifteen (15) minutes of digitally compressed audio data in the same 512 KB Flash memory that previously allowed only four (4) minutes of audio data. These new models feature, in addition to all of the features previously contained in the IQ-VOICE Organizer, a proprietary personal computer interface ("PCLink") which allows the user to archive to a personal computer all of the voice memos, reminders, and telephone numbers stored in the IQ-VOICE Organizer. The computer interface also permits the user, using a computer keyboard, to add limited text or numeric labels to selected data stored in the IQ-VOICE Organizer such as names of files, and names and addresses for telephone directory entries. Further, using the PCLink software, the user can send voice files over most PC based e-mail systems. These units also feature a backlit display. During 1997, the Company introduced models within this product line with recording capacities of 15, 30, and 60 minutes, phone directories for up to 800 phone numbers for 200 names, and storage of up to 250 memos and reminders. Retail prices for these products range between $99 and $169. Also, prior to the commencement of the Bankruptcy Proceedings, the Company had substantially completed development of international models of this product line which were introduced in the second quarter of 1998. These models are capable of displaying text information in five languages and the Company is completing development of the PCLink software for use in a personal computer in all five languages.


OTHER PRODUCTS RECENTLY DISCONTINUED

        IQ-VOICE ORGANIZER. During 1997, the Company discontinued further production of several of its older models of the IQ-VOICE Organizer product line. These models included a 128 KB version that had been originally introduced in 1995, as well as the original battery operated 512 KB version introduced in 1994. During 1997, the Company substantially completed liquidation of its remaining inventories of these products.

        IQ-VOICE ORGANIZER/PAGER. In January 1996, the Company entered into an agreement with MobileComm (subsequently acquired by MobileMedia Corporation) pursuant to which the Company would develop, and both the Company and MobileMedia would market and distribute, a new product which would combine the features of the Company's IQ-VOICE Organizer with the functionality of a numeric pager. The product was initially introduced in September 1996. The introduction of this product was negatively impacted by financial problems experienced by MobileMedia. In January 1997, these financial problems resulted in MobileMedia's filing for Chapter 11 protection in the U.S. Bankruptcy Court in Delaware. As a result of these problems, in November 1996 MobileMedia sought to obtain, and the Company granted, a termination of MobileMedia's commitment to distribute the IQ-VOICE Organizer/Pager in exchange for MobileMedia's agreement to pay the Company a $100,000 cancellation fee, as well as to provide paging services and marketing support for the product. Lastly, MobileMedia agreed to continue to pay continuing fees to the Company based upon airtime revenue received by MobileMedia from end users of the IQ-VOICE Organizer/Pager. As part of the subsequent settlement in January 1997, the Company, after MobileMedia defaulted on its payment obligations under the November 1996 agreement, waived the $100,000 cancellation fee, as well as an additional $100,000 in penalties as a result of MobileMedia's default, in exchange for payment in full of MobileMedia's trade balance of $252,400. By reason of all of the foregoing, the Company discontinued further production of this product in 1997. During 1997, the Company substantially completed liquidation of its remaining inventories of this product.

        IQ-VOICE TELL-IT PHONE. The IQ-VOICE Tell-It Phone ("Phone") was a voice activated telephone into which the user was able to enter as many as 40 names and 120 telephone numbers (three for each name) by voice command. The Phone also included Caller ID technology. As a result of the limited distribution obtained by the Company for this product in the domestic retail market, combined with the redesign cost necessitated by the obsolescence of a key component, the Company decided to cease further production of this product, and has written off the remaining tooling and other deferred costs associates with the product as of December 31, 1996. During 1997, the Company substantially completed liquidation of its remaining inventories of this product.

        IQ-VOICE MESSAGEPAD AND VCR VOICE PROGRAMMER. The IQ-VOICE Home MessagePad was a digital recording device designed to leave audio messages for others, thereby eliminating the need for handwritten notes. In addition, the Company had developed a version of this product tailored for use in office environments, however, this model was never introduced due to less than anticipated retail interest, as well as limited availability of a critical component. The VCR VOICE Programmer was a hand-held, voice-activated, universal remote controller that allowed a user to operate the functions of a VCR, including timed recordings, with simple voice commands, and to control the functions of a television and cable box. The Company decided to discontinue further production of these products at the end of 1995 as a result of consumer resistance at retail price points which would enable the Company to generate future profits. The Company had written down at December 31, 1995 and again at December 31, 1996, its remaining inventory of these products in accordance with lower of cost of market valuation method, and has substantially completed liquidation of the remaining inventory of these items as of February 1997.

        DAISY. Daisy was a voice activated interactive diary, organizer, and game system designed for preteen and teenage girls. The Company had intended to introduce Daisy in fall, 1996. The lack of funds needed to build product inventories and market the product forced the Company to alter its strategy. Efforts were made to license Daisy to major toy companies. Although interest was shown in such a license for Daisy, the cost of the product proved to be an obstacle to completing such licensing arrangement. The Company has written off the costs associated with this product as of December 31, 1996.


MARKETS FOR THE COMPANY'S PRODUCTS

        DOMESTIC. The Company's products are designed to enable consumers and business people to control the operation of electronic products by voice. As such, the markets for the Company's products potentially include all distribution channels where customers are likely to shop for such electronic products. Prior to the commencement of the Bankruptcy Proceedings the Company had obtained distribution in many of these channels including specialty electronic retailers, catalogs, office superstores and department stores. The Company also utilized direct response marketing to advertise and promote its products directly to consumers through various media, including magazines, newspapers, in-flight magazines and other periodicals. Since the commencement of the Bankruptcy Proceedings, concern on the part of the Company's major retail customers over the Company's financial stability, the limited cash and working capital resources available to the Company, and the potential exposure to the Company which would result from price protection, advertising and stock balancing commitments required by these major retail customers, the Company discontinued shipments of its IQ-VOICE Organizer products to many of its major domestic retail customers. At present, the Company is engaged in only limited business activities consisting of sales of IQ-VOICE Organizer products to smaller retailers and wholesale accounts and through various direct marketing programs. The Company's ability to reintroduce its products to major domestic retail and catalogue accounts if and when the Plan is confirmed will depend upon the Company's ability to obtain adequate working capital to support such sales activities as well as consumer acceptance of the products' new features and retail prices.

        In 1997, the Company had one customer, Radio Shack, whose purchases, totaling $418,000, exceeded 10% of the Company's net sales.

        INTERNATIONAL. As the Company's VoiceLogic Technology is adaptable to virtually any language, the Company designs and manufactures its products to be marketed on a worldwide basis. The Company believes its products have potential in markets outside the United States and, accordingly, devotes management and other resources to the identification and development of distributors in other countries capable of marketing and distributing the Company's products. The Company presently has exclusive distribution agreements for sales and distribution of its IQ-Voice Organizer products in certain countries in Europe, China, Russia, and Mexico, as well as non-exclusive distributors in South America and the Middle East. During 1997 the Company terminated its distribution agreements in the United Kingdom, Germany, and France, and pending the confirmation of the Plan and successful completion of the Bankruptcy Proceedings, the Company would seek to reestablish distribution for the Organizer in these markets. During 1997, approximately 15% of the Company's net sales were international sales, primarily in Europe.


MARKETS FOR THE VOICELOGIC TECHNOLOGY

        Prior to the commencement of the Bankruptcy Proceedings, the Company sought out licensing arrangements with major manufacturers in product categories for which the Company believed the Technology would be advantageous. These categories included, but were not limited to, telecommunications, personal electronics, video and audio, wireless communications, and toys, as well as semiconductor manufacturers who manufacture and distribute microprocessors for inclusion in the above product categories. The Company believed that voice recognition could provide value-added differentiation to products in these categories with a relatively low incremental manufacturing cost. Pending the confirmation of the Plan and successful completion of the Bankruptcy Proceedings, as well as the subsequent availability of adequate financial and human resources, the Company will continue to seek other licensing opportunities in these categories.

        The licensing of the Company's Technology is usually accomplished in two phases. The first phase involves a joint development between the Company and the manufacturer of the intended product to identify, evaluate, and test the performance of the Company's Technology in a specific application (the "Development Phase"). This phase is funded, in most instances, by the manufacturer. The second phase involves the implementation of the voice recognition features in the actual production for commercial distribution of the product after which the Company receives royalties based upon sales or a lump sum licensing fee (the "Production Phase"). The Company currently has two licensing agreements described below:

        The Company had developed a voice operated one-button remote control which was designed to be sold with original equipment VCR's, televisions, cable boxes, satellite receivers and audio equipment. The Company currently has in force a licensing agreement with Kong Wah Video Company Limited, a Hong Kong company. The agreement requires the payment of guaranteed minimum royalty through 1999; however, the required payments that were due for the second half of 1997 were not made, and the agreement is presently in default. Further, in conjunction with a settlement agreement reached with one of the Company's former manufacturers, the Company assigned the future proceeds of this licensing agreement to said manufacturer (See "Item 1. Description of Business - Significant Financial Transactions/May 1997 Creditor Settlements"). Accordingly, this agreement will not result in any future revenues to the Company.

        In December 1997, the Company concluded negotiations and entered into an non-exclusive license agreement with a Taiwanese semiconductor manufacturer to license the Technology for inclusion in a new microprocessor being developed for introduction in 1998. This agreement is still in the Development Phase. If the Development Phase is successful, the Company will receive a lump sum payment for the license. No assurance can be given that the Development Phase will be successful and the licensing fee will be paid as agreed.

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


COMPETITION

        The consumer electronics industry is highly competitive. Prior to the commencement of the Bankruptcy Proceedings, the Company believed that it had a technological head start on its competition in adapting voice recognition technology for use in consumer products. Since commencement of the Bankruptcy Proceedings, the Company has suspended all research and development activities, and has eliminated all but one of its full time engineering and development personnel in order to conserve cash resources. Such reduction will diminish the Company's ability to keep pace with new technologies and developments which could impede the Company's ability to compete. Furthermore, the Company's current products compete with those of various companies which currently market consumer and business oriented electronics products. Many of these competitors are larger, have greater and stronger financial resources, name recognition, and reputation, and have more established channels of distribution and marketing capabilities than the Company. The Company's ability to compete effectively in the marketplace in the future will depend upon the successful completion of the Bankruptcy Proceedings, confirmation of the Plan, and obtaining adequate financial and human resources to resume research and development activities. The Company believes, however, that its unique Technology, combined with existing know-how and issued patent, will enhance the Company's ability to compete in the marketplace if and when the Bankruptcy proceedings are successfully completed.

        IQ-VOICE ORGANIZER. The Company believes its IQ-VOICE Organizer is a unique product which competes indirectly with electronic personal organizers and paper bound personal organizers, both of which have developed markets of substantial size. The Company believes that the Organizer's unique voice data entry distinguishes it from other electronic and paper based organizer products. The Organizer also competes with lower cost digital recorders and voice managers, neither of which have the capability to retrieve data by voice command. These devices are capable of performing only a memo recording function by voice. The Company believes that the new PC compatible product line also competes with a new category of pocket electronic devices designed to exchange data with a PC computer. In order for the Company to compete successfully in the PC compatible category in the future, the Company will need to dedicate significant resources to the improvement of its PCLink software to enable greater flexibility, features, and processing speed, as well as compatibility with other existing PC based personal information management software. No assurance can be given that such resources will be available to the Company if and when the Bankruptcy Proceedings are successfully completed.

        TECHNOLOGY. The VoiceLogic Technology competes with other voice recognition technologies currently available, as well as others that are in development. Among the companies that have developed and are marketing these technologies, several are larger and have stronger financial resources, name recognition, and marketing capabilities than the Company. The Company is aware of two voice recognition technologies that are capable of operating on an eight-bit microprocessor. These technologies are being offered in the form of chips for potential licensing applications. Neither technology is believed to be as cost effective as the Company's VoiceLogic Technology. No assurance can be given that the Company will maintain its technological advantage in the future.


MARKETING AND DISTRIBUTION OF THE COMPANY'S PRODUCTS

        Prior to the commencement of the Bankruptcy Proceedings the Company had adopted a strategy for the marketing of its proprietary products that emphasized three channels of distribution. First, during the initial introduction of a product, the Company utilized, as appropriate, direct marketing via targeted print advertising or other direct response advertising media in conjunction with strategic catalog placement in order to generate consumer awareness for the product. Second, the Company established its own retail distribution in the United States in an attempt to maximize exposure and sales of its products in the marketplace. Third, the Company developed a worldwide network of distributors, each being responsible for marketing and distribution of the Company's products in their respective countries. As a result of concern on the part of the Company's major domestic retail customers over the Company's financial stability, the limited cash and working capital resources available to the Company, and the potential exposure to the Company which would result from price protection, advertising, and stock balancing commitments required by these major retail customers, the Company discontinued shipments of its IQ-VOICE Organizer products to many of its major retail customers since the commencement of the Bankruptcy Proceedings. At present, the Company is engaged in only limited business activities consisting of sales of IQ-VOICE Organizer products to smaller retailers and wholesale accounts, international distributors, and through various direct marketing programs.

         The Company filed an application to register as a trademark "IQ-VOICE." While the application is still pending, the Company believes it will be granted for all purposes except telecommunications products and services. The Company has adopted this trademark as its brand name for most products. The Company believes that establishing a common brand name will assist in building consumer confidence, loyalty, and acceptance for the Company's products.

        The Company has also filed an application to register as a trademark "VoiceLogic." A Notice of Allowance has been issued for the trademark application and the Company has been granted extensions of time through August 1998 to file its Statement of Use. The Company intends to resume its efforts to obtain the trademark if and when the Bankruptcy Proceedings are successfully completed.

        DIRECT MARKETING DISTRIBUTION. Prior to the commencement of the Bankruptcy Proceedings the Company contracted with third party companies for most of the operational activities related to the Company's direct marketing activities including media placement, inbound telemarketing, order fulfillment, shipping, warehousing, and credit card processing. As a result of the reduced level of sales activity since the commencement of the Bankruptcy Proceedings, the Company has absorbed the fulfillment and telemarketing functions in-house. During the course of the Bankruptcy Proceedings, the Company has continued its direct marketing activities, primarily through direct mail campaigns and other targeted promotional programs. The Company maintains its own toll-free customer hot line which provides technical support for both direct marketing and domestic retail customers. The Company also maintains its own service and repair facility to manage repairs of its products as well as product quality control for all domestic sales.

        RETAIL DISTRIBUTION. Since commencement of the Bankruptcy Proceedings, the Company has significantly reduced its emphasis on retail distribution. The Company has maintained relationships with certain of its third party sales representative organizations, each with a specific territory within the United States. Warehousing and shipping services were provided by a third party company under contract with the Company through April 1997, however, during 1997, as a result of the reduced volume of domestic sales activity, the Company began performing these functions in-house.

        INTERNATIONAL DISTRIBUTION. Prior to the commencement of the Bankruptcy Proceedings, the Company had established a network of distributors for its products in countries outside the United States. The Company has maintained certain of these distribution agreements during the course of the Bankruptcy Proceedings as well as entered into new agreements. At present, the Company has agreements with distributors covering approximately 11 countries in Europe, Russia, Mexico, and China, as well as non-exclusive arrangements in South America and the Middle East. During 1997, the Company terminated its agreements with distributors in the United Kingdom, France, and Germany due to the failure of these distributors to achieve agreed minimum sales criteria. International sales were $1.7 million in 1996, and $501,000 in 1997 ( equivalent to 15% of net sales for each year).

        In 1996, the Company entered into a Business Cooperation Agreement with a South Korean Company, Hansol Electronics, Inc. ("Hansol"). This agreement granted Hansol exclusive marketing, manufacturing and distribution rights, subject to Hansol achieving agreed performance criteria for certain countries in the Far East, including China, Hong Kong, and India. As consideration to the Company for granting these rights, Hansol had agreed to pay the Company $1.0 million in six installments during the initial two years of the agreement. A total of approximately $600,000 was paid by Hansol in 1996. In January 1997, Hansol advised the Company that it wished to terminate the agreement as a result of a change in Hansol's business strategy. The Company and Hansol agreed to a termination on mutually satisfactory terms, whereby Hansol paid to the Company all amounts due and owing, and the Company agreed to purchase the finished goods inventory of the IQ-VOICE Organizers that Hansol had produced.

        Prior to the commencement of the Bankruptcy Proceedings the Company had established, through contract with a third party company, a distribution center in Holland to service distributors in Europe. As a result of the Company's decreased level of sales in Europe due to termination of its agreements in the United Kingdom, France, and Germany, the Company's utilization of this facility has been significantly reduced. Most remaining distributors are serviced by the Company through either the Company's manufacturer or the Company's service facility in the United States.


MANUFACTURING

        The VCR VOICE Programmer and the IQ-VOICE Organizer products had been manufactured for delivery by the Company under an agreement with Flextronics which had been due to expire June 30, 1996. On February 23, 1996, the Company executed a Termination Agreement with Flextronics which established the terms and conditions pursuant to which the Company would wind down its relationship with Flextronics. The terms of this agreement included: 1) the issuance to Flextronics of 1,371,966 shares of the Company's common stock at market value, the proceeds of which were applied to the Company's trade debt to Flextronics as of December 31, 1995; 2) a payment schedule through October 1996 for the remaining balance of the related trade debt as of December 31, 1995; 3) terms and conditions related to the Company's obligation regarding component parts purchased or committed to Flextronics for manufacture of the Company's products; and 4) purchasing and payment terms for the remaining products to be manufactured and shipped to the Company. The Company filed a registration statement with regard to the shares issued to Flextronics. The Company did not make payments due on various dates pursuant to this agreement, however, the Company reached a settlement with Flextronics in May 1997 regarding the Company's outstanding obligations (See "Item 1. Description of Business - Significant Financial Transactions/May 1997 Creditor Settlements").

        During 1996, the Company had entered into agreements with two new sources of manufacturing for the Company's products. In February 1996, the Company entered into an agreement with GSS, a U.S. manufacturer with manufacturing facilities in the United States, China, and Thailand for the manufacture of the Company's products on a non-exclusive basis. This agreement had an initial one-year term and provided for the Company to receive from GSS 30-day payment terms for all goods manufactured and shipped. The Company had not been current in its payments to GSS. An agreement was reached in May 1997 resolving the outstanding balance with GSS, as well as revised payment terms for future orders (See "Item 1. Description of Business - Significant Financial Transactions/May 1997 Creditor Settlements"). In addition, in February 1996, the Company entered into a Business Cooperation Agreement with Hansol Electronics, Inc., a South Korean based company. This agreement, which was terminated in January 1997, granted to Hansol, among other rights, the right to manufacture products for the Company, subject to certain requirements, including competitive price and terms (See Item 1. Description of Business - Marketing and Distribution of the Company's Products/International Distribution").

        In May 1997, the Company began manufacturing at a new factory with headquarters in Hong Kong and manufacturing facilities in the Peoples Republic of China. At present, this new factory is manufacturing all of the Company's products for both domestic and international customers. The Company believes this new source of manufacturing provides higher quality at lower prices than any of the Company's previous contract manufacturers, and has adequate manufacturing capacity to meet the Company's needs in the foreseeable future. All goods purchased from this manufacturer are paid for in cash prior to shipment.

        Each of the Company's products typically utilize a sole source for certain critical components of such products including the microprocessor and memory chips. The Company has no agreement with such suppliers of these chips, and interruption of such source of supply could adversely affect the Company until an alternative supplier could be found. Alternative sources are available, and the Company believes it could make alternative arrangements, although potentially at some increase in component cost.


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

        On February 20, 1996, the Company entered into a new agreement with the Inventor which effectively replaced the three prior licensing agreements, the result of which was that the Company acquired all right, title, interest, and any future improvements in and to the Technology, inclusive of an assignment of all intellectual property rights associated with the Technology. In consideration of this transfer, the Company agreed to pay $100,000 in two installments to the Inventor, $50,000 of which was paid at the execution of the agreement, and $50,000 of which was paid in July 1996. In addition, the Company granted an option to purchase 33,333 shares of the Company's common stock to the Inventor of the Technology at an exercise price per share which was cumulatively $50,000 lower than the then current market value as a means of paying the balance of the purchase price for the rights. In addition, the agreement required payment of royalties by the Company to the Inventor equal to: 1) $0.50 per unit for each unit of any product sold by the Company which contains the Technology; 2) 5% of net proceeds from the sales of computer chips which contain the Technology; and 3) 15% of licensing revenues (excluding licensing revenues for computer chips) received by the Company as a result of licensing agreements relating to the Technology. The foregoing royalties were subject to a minimum of $60,000 per year payable quarterly. In May 1997, this agreement with the Inventor was assigned to Franklin Electronic Publishers, Inc. under the terms of a Technology Transfer Agreement (See "Item 1. Description of Business -Significant Financial Transactions/May 1997 Franklin Transaction"). Under the Technology Transfer Agreement the Company transferred to Franklin certain rights evidenced by patent and copyright, and assigned certain rights to the VoiceLogic Technology in exchange for a non-refundable royalty advance, with Franklin granting back to the Company a non-exclusive license to the Technology to utilize in Voice Organizer products with recording times in excess of four minutes in duration, as well as to use and/or sublicense the Technology in any other product category. With respect to the annual minimum royalty due the Inventor by Franklin, the Company remains obligated to

Franklin for the $60,000 per year less royalties due and payable to the Inventor by Franklin (See "Item 1. Description of Business - Significant Financial Transactions/May 1997 Franklin Transaction").

        The Company has been granted two United States patents for its products, one related to the functionality of the Company's Voice Organizer, and the other a design patent for the VCR-VOICE Programmer. The Company is currently prosecuting two trademark applications with the United States Patent and Trademark Office. The Company does not know, for any patents issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Additionally, since issuance of a patent does not guarantee the right to practice the claimed invention, there can be no assurance that others will not obtain patents that the Company would need to license or design around in order to practice its patented technologies, or that licenses that might be required to practice these technologies due to patents of others would be available on reasonable terms. Further, there can be no assurance that any unpatented manufacture, use, or sale of the Company's Technology, processes, or products will not infringe on patents or proprietary rights of others. The Company also relies on trade secret laws for the protection of its intellectual property, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets.

        From time to time the Company receives notices from other companies with respect to patents. During the first quarter of 1998, a United States Patent was brought to the Company's attention relative to its IQ-VOICE Organizer product, and a license was offered thereunder. The Company is continuing its investigation of this patent and evaluating whether a patent license is needed or otherwise desirable; however, no assurance can be given as to the outcome of the foregoing or the impact thereof on the business of the Company. The Company has received other such notices during past years and believes such notices were irrelevant to the Company's products or, to the extent relevant, the noticed patents are not infringed and/or valid. However, no assurance can be given that the Company's use or sale of its products will not result in challenges from other third parties claiming patents, copyrights or other rights to such products or parts thereof in the future. The Company may find it advantageous, or may be required, to purchase additional licenses in the future.

        Given the fact that the Company has assigned its rights in the Technology to Franklin (See "Item 1. Description of Business - Significant Financial Transactions/May 1997 Franklin Transaction"), the Company has no continuing rights to control the disposition of the Technology. However, the Company has a non-exclusive perpetual license, from Franklin, including the right to sublicense, for the development, manufacture, sale, and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin


EMPLOYEES

        As of March 31, 1998, the Company had 12 employees, of which one was manufacturing/research and development, four were general and administrative, five were warehousing, and two were customer service. None of the Company's employees are represented by a labor union, and the Company is not aware of any current efforts to unionize the employees. Management of the Company considers the relationship between the Company and its employees to be good.


RESEARCH AND DEVELOPMENT COSTS

        For the years ended December 31, 1996 and 1997, the Company spent $1,062,000 and $684,000, respectively, on research and development. The Company has suspended development of new products pending confirmation of the Plan .


ITEM 2.  DESCRIPTION OF PROPERTY

        Through March 31, 1998, the Company was renting facilities for its main offices and service operations from unrelated parties, consisting of approximately 5,000 square feet of space in the Los Angeles, California, metropolitan area for an aggregate annual rental of approximately $70,000. A lease for the main office facilities expires March 31, 2000, but contains provisions for cancellation by the Company, at no penalty to the Company at any time after June 30, 1998 with 45 day written notice. The lease for the service operations is renewable on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

        On August 26, 1997, the Company was served with a civil action initiated by Everen Securities Inc. and filed in the United states District Court, Northern District of Illinois, asserting a claim against the Company in the amount of $435,000. Everen Securities Inc. had been retained by the Company in May 1996 to assist the Company in seeking out strategic alternatives, inclusive of potential financing and merger candidates. The Company terminated its agreement with Everen in February 1997. The suit asserted a claim against the Company of $435,000 for fees allegedly due as a result of the aforementioned May 1997 Franklin transaction. Although the Company disputes this claim, it did not have adequate cash resources to defend this suit. In conjunction with the Bankruptcy Proceedings, the Company has entered into an agreement with Everen in which the Company agreed not to object to an unsecured claim by Everen in the amount of $300,000 which is included as pre-petition liabilities, and will be resolved in accordance with the Bankruptcy Proceedings.

        In addition, the Company has been sued by several trade creditors for balances due and owing such trade creditors prior to the commencement of the Bankruptcy Proceedings. All of these actions have been stayed as a result of the Bankruptcy Proceedings, and will be settled in accordance with the provisions of the Plan if and when the Plan is successfully completed.


        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote by the Company's security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        The Company's Common Stock, "VPTI," and Warrants, "VPTIW," have been quoted on NASDAQ since the Company's initial public offering on October 20, 1992. The Company's Stock and Warrants were delisted from NASDAQ on April 9, 1997 and the Company's Warrants expired in October 1997. The Company's Common Stock continues to be quoted on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company's Common Stock and Warrants, as reported on NASDAQ or the OTC Bulletin Board, for the quarters presented. Bid prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.


        CALENDAR 1996                                             BID PRICES
                                                            ------------------------
                                                             HIGH              LOW
                                                            ------           -------
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
               Warrants                                       5/16               1/8

        Fourth Quarter
               Common Stock                                  13/16              5/32
               Warrants                                       3/32              1/32

        CALENDAR 1997

        First Quarter
               Common Stock                                   9/16               1/8
               Warrants                                       1/16              1/16

        Second Quarter
               Common Stock                                    .33               .03
               Warrants                                       1/16              1/16

        Third Quarter
               Common Stock                                   3/16               .05
               Warrants                                       1/16               .01

        Fourth Quarter
               Common Stock                                    .39               .01
               Warrants                                         --                --

        CALENDAR 1998

        First Quarter
               Common Stock                                   1/16               .03

        At April 15, 1998, there were 16,049,072 shares of Common Stock outstanding, which were held by approximately 6,000 shareholders of record, including approximately 100 broker/dealers in street name on behalf of shareholders. As of such date, there were no warrants outstanding to purchase shares of the Company's common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Since the calendar quarter ended December 31, 1995, the Company has experienced sustained significant operating losses. These losses were the result of multiple factors inclusive of unsuccessful introductions of new models of the Company's core product line (the IQ-VOICE(TM) Organizer), failed launches of new products, increased competition from lower priced digital recorders, and a general decline in domestic retail sales of the entire hand-held electronics category.

        Through 1996 and the first nine months of 1997, the Company attempted to improve its financial condition by reducing fixed operating costs, liquidating inventories and streamlining operating departments. In addition, the Company entered into two transactions in an attempt to strengthen the Company's financial position. The first transaction, in February 1996, resulted in the Company issuing to one of its contract manufacturers 1.37 million shares of the Company's common stock at market value, the proceeds of which were applied to the Company's outstanding trade debt to such contract manufacturer (See "Item 1. Description of Business - Significant Financial Transactions/February 1996 Stock Issuance"). The second transaction, in May 1997, resulted in the Company transferring ownership of its Technology (subject to a license back to the Company), selling a portion of its product line, and issuing 2,000,000 shares of the Company's common stock, all to Franklin Electronic Publishers, Inc. ("Franklin") for a combination of cash and long term debt. The proceeds of this sale were used to settle outstanding trade debt with creditors and increase cash availability (See "Item 1. Description of Business - Significant Financial Transactions/May 1997 Franklin Transaction"). Despite these efforts, the Company was unable to generate sufficient revenues and gross profit to sustain its ongoing operations, further depleting cash and working capital. Lastly, the Company was sued by Everen Securities, Inc., a company which had been retained in May 1996 to assist the Company in seeking out strategic alternatives, inclusive of potential financing and merger candidates. The Company terminated the agreement in February 1997. The suit asserted a claim against the Company of $435,000 for fees allegedly due as a result of the aforementioned May 1997 Franklin transaction. Although the Company disputes this claim, it did not have adequate cash resources to defend this suit. In conjunction with the Bankruptcy Proceedings, the Company has entered into a stipulation agreement with Everen in which the Company agreed not to object to an unsecured claim by Everen in the amount of $300,000 which is included as pre-petition liabilities and will be resolved in accordance with the Bankruptcy Proceedings (See "Item 3. Legal Proceedings").


        On September 22, 1997, the Company filed a voluntary petition with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code (the "Bankruptcy Proceedings"). Throughout the course of the Bankruptcy Proceedings, the Company has been operating as a "Debtor in Possession" under such code. On January 21, 1998, the Company, in conjunction with Franklin, filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Disclosure Statement aspect of this Plan has been approved as to form by the Bankruptcy Court and submitted to all interested parties for approval. Under the terms of the Plan, Franklin will provide the Company with a $350,000 loan in order to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses of the Bankruptcy Proceedings (the "Creditor Fund Loan"). The Creditor Fund Loan will bear interest at eight percent (8.0%) per annum and will be due and payable in a lump sum five years from the funding date. In addition, the Plan provides for the conversion of the Company's outstanding 500,000 shares of preferred stock into 2,000,000 shares of the Company's common stock. The Plan also provides for Franklin to convert its $1,708,750 pre-petition secured loan to the Company into an eighty percent (80%) interest in the equity of the Company, after conversion of the preferred stock, through the issuance by the Company of additional shares of the Company's common stock. On March 16, 1998, the Company filed a motion with the Bankruptcy Court for confirmation of the Plan and a hearing to grant such motion is scheduled for April 23, 1998. Until final confirmation by the Bankruptcy Court, no assurance can be given that the Plan will be completed and implemented. Success of the Company after confirmation of the Plan, if confirmed, is dependent, among other things, on reaching a satisfactory level of profitability and generating sufficient cash flow resources to meet ongoing obligations (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Plans"). No assurance can be given that the Company will be able to achieve such level of profitability and continue as a going concern. Further, no assurance can be given that Franklin will continue to participate in the Plan. Should Franklin cease its participation, the Company may be forced to liquidate.

        Since the commencement of the Bankruptcy Proceedings, the Company has received post petition financing from Franklin pursuant to a Loan and Security Agreement dated September 22, 1997 ("Post Petition Financing"). Pursuant to the terms of this Post Petition Financing, the Company was provided a revolving line of credit based upon a borrowing base equal to seventy-five percent (75%) of the Company's eligible accounts receivable plus fifty percent (50%) of the Company's eligible outstanding customer purchase orders, up to a maximum loan amount of $400,000.

        As a result of concern on the part of the Company's major domestic retail customers regarding the Company's financial stability, the limited cash and working capital resources available to the Company and the potential exposure to the Company which would result from price protection, advertising, and stock balancing commitments required by these major retail customers, the Company discontinued shipments of its IQ-VOICE Organizer products to many of its major retail customers since the commencement of the Bankruptcy Proceedings. At present, the Company is engaged in only limited business activities consisting of sales of IQ-VOICE Organizer products to smaller retailers and wholesale accounts, to international distributors, and through various direct marketing programs. As a result of this contraction in the Company's business activities, the Company has terminated the employment of a number of its employees, inclusive of the Company's Vice President of Sales and Marketing and Vice President of Engineering and Development. In addition, in May 1997, prior to commencement of the Bankruptcy Proceedings, the Company's president/CEO resigned, and such duties were assumed by the Company's vice president/CFO thereby further reducing the Company's ongoing costs for executive management personnel.

        The Company reported a net loss of $3,713,300 for the year ended December 31, 1997, resulting in a $0.24 net loss per common share. The 1997 amounts included $1,130,000 in charges related to decisions to discontinue certain products, $206,000 in charges related to price protection programs for the Company's retail accounts, and $1,388,000 in extraordinary income from forgiveness of debt. The Company reported a net loss of $4,834,000 for the year ended December 31, 1996, resulting in a $0.35 net loss per outstanding common share. The 1996 amounts included $420,000 in charges related to decisions to discontinue certain products.

        Sales for the year ended December 31, 1997 were $3,328,000 while sales for the year ended December 31, 1996 were $10,813,000. After reduction of price protection costs of $206,000 charged against sales, net sales in 1997 were $3,122,000. The decrease in sales, as noted above, related to the decreased levels of sales to retail customers, increased competition from lower priced digital recorders, and a general decline in domestic retail sales of the entire hand-held electronics category. The 1997 price protection costs relate to a program that the Company instituted to reduce the retail price of two of its product lines. Accordingly, certain established retail accounts were issued credits for on-hand inventory equal to the difference between the wholesale price at which they had purchased the products and their new wholesale price which is based on the reduced retail price.

        Total costs and expenses for the years ended December 31, 1997 and 1996 were $8,869,000 and $15,479,000, respectively. The decrease in expenses in 1997 as compared to 1996 is the result of decreased costs associated with the Company's decreased sales volume and efforts made by the Company to significantly reduce its fixed costs. These decreases in costs were partially offset by costs associated with the discontinuation of certain products in 1997 that were in excess of similar costs required in 1996.

        Costs of goods sold decreased to $2,798,000 in 1997 from $7,620,000 in 1996 due to the Company's decreased sales. As a percentage of sales, costs of goods sold increased to 84% from 70% primarily due to the Company's liquidation efforts and the related selling of older products at book value.

        In 1997 the Company charged $1,130,000 to operations relating to discontinued model costs. The Company elected to discontinue future production of its IQ-VOICE Organizer/Pagers, its low cost line of IQ-VOICE Organizers, and its original battery operated IQ-VOICE Organizer. As a result, the Company wrote down the inventory value of the related finished goods by $828,000 in accordance with the lower of cost or market methodology, and wrote off $302,000 which was the book value of tooling and product development costs related to the discontinued products.

        In 1996 the Company charged $419,960 to operations relating to discontinued model costs. The Company elected to discontinue future production of its IQ-VOICE TELL-IT Phone product line as well as write off costs relating to its Diary/Organizer product, previously capitalized. Due to the high marketing and start-up manufacturing costs associated with the introduction of Diary/Organizer, the Company, due to the limitation of cash resources, was unable to introduce this product in 1996 and did not believe that sufficient cash resources would be available in the near future. As a result, at December 31, 1996, the Company wrote off $419,960, which was the book value of product development costs related to the two products.

        Marketing expenses decreased to $1,064,000 in 1997 from $2,803,000 in 1996. The decrease is associated with the Company's lower volume of sales and the related lower marketing and distribution costs, as well as lower fixed costs. As such, the Company incurred decreased advertising costs of $836,000, commissions expense of $350,000, promotional costs of $154,000, trade show expenses of $100,000, consulting expenses of $60,000, and international sales expenses of $50,000. As a proportion of sales, marketing expenses increased to 32% in 1997 from 26% in 1996.

        General and administrative expenses increased to $2,650,900 in 1997 from $2,568,000 in 1996. The increase resulted primarily from accruals related to the Company's default under the agreements with its former president/CEO in the amount of $200,000, and the previously noted settlement with Everen in the amount of $300,000. Such increases were offset by decreases in fixed costs such as rent of $102,000, salaries of $80,000, and legal fees of $50,000. Further, royalty expenses decreased by $87,000 due to the lower volume of sales in 1997. As a proportion of sales, general and administrative expenses increased to 80% in 1997 from 24% in 1996.

        Research and development expenses decreased in 1997 to $684,000 from $1,062,000 in 1996. The decrease is primarily related to decreased salaries of $283,000. As stated, the Company has suspended development of new products pending confirmation of the Plan.

        Warehouse expenses were $541,000 in 1997, and $1,006,000 in 1996. The decrease is directly related to the decreased sales and related costs. As such, the Company incurred decreases to temporary labor costs of $152,000, freight expenses of $147,000, and third party fulfillment costs of $155,000. As a percentage of sales, warehouse expenses increased to 16% in 1997 from 9% in 1996.

        Included in other income for the year ended December 13, 1997 are $141,527 in gain on sale of assets and $700,000 in income from sale of technology license. Both of these items relate to the previously mentioned agreements entered into with Franklin in May 1997 (See Note 3 of notes to financial statements).

        Interest expense for the year ended 1997 was $140,000 as compared to $228,000 in 1996, and was related to the Company's decreased levels of activity under its accounts receivable transfer and purchase agreement offset by its note payable and loan payable to Franklin.

        Included as a reorganization item is $42,300 in expenses relating to legal fees incurred as a result of the Company's Bankruptcy Proceedings.

        Included as an extraordinary item is $1,387,842 in income from forgiveness of debt relating to agreements entered into with the Company's manufacturers and certain other trade creditors (See Note 8(d) of notes to financial statements).


FUTURE PLANS

        On September 22, 1997, the Company filed a voluntary petition with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code (the "Bankruptcy Proceedings"). Throughout the course of the Bankruptcy Proceedings, the Company has been operating as a "Debtor in Possession" under such code. On January 21, 1998, the Company, in conjunction with Franklin, filed a combined Disclosure Statement and Plan of Reorganization(the "Plan") with the Bankruptcy Court. This Plan has been approved as to form by the Bankruptcy Court, and submitted to all interested parties for approval. On March 16, 1998, the Company filed a motion with the Bankruptcy Court for confirmation of the Plan and a hearing to grant such motion is scheduled for April 23, 1998. Until final confirmation by the Bankruptcy Court, no assurance can be given that the Plan will be completed and implemented.

        At present, the Company is engaged in only limited business activities consisting of sales of IQ-VOICE Organizer products to smaller retailers and wholesale accounts, to international distributors, and through various direct marketing programs. Management of the Company is presently focused on the successful completion of a pending licensing agreement for the Company's Technology (See "Item 1. Description of Business - Markets for the VoiceLogic Technology"), the development of targeted direct marketing channels for its current products, as well as maintaining and servicing its remaining customer base in order to sustain operations through completion and confirmation of the Plan. Until such time, the Company has suspended development of new products and major expansion of sales activities into new markets.

        If and when the Plan is confirmed, the Company will seek to obtain adequate working capital resources, either through internally generated cash flow or external sources, in order to reintroduce its products to major domestic retail and catalogue accounts, resume research and development activities for new products and improvements to its Technology, dedicate additional resources to the development of licensing opportunities for its Technology, and explore further improvements to its PC compatible IQ-VOICE Organizers inclusive of improvements to its PCLink software. There can be no assurance that the Company will be able to obtain adequate working capital. Upon confirmation of the Plan the Company will become an 80% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has incurred net losses for the past three years, including $3,713,300 for the year ended December 31, 1997. Further, the Company has an accumulated deficit of $2,484,129 at December 31, 1997. Because of these and other factors, on September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. Throughout the course of the Bankruptcy Proceedings, the Company has been operating as a "Debtor in Possession" under such code. On January 21, 1998, the Company, in conjunction with Franklin, filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Disclosure Statement aspect of this Plan has been approved as to form by the Bankruptcy Court and submitted to all interested parties for approval. On March 16, 1998, the Company filed a motion with the Bankruptcy Court for confirmation of the Plan and a hearing to grant such motion is scheduled for April 23, 1998. Until final confirmation by the Bankruptcy Court, no assurance can be given that the Plan will be completed and implemented. Success of the Company after confirmation of the Plan, if confirmed, is dependent, among other things, on reaching a satisfactory level of profitability and generating sufficient cash flow resources to meet ongoing obligations. No assurance can be given that the Company will be able to achieve such level of profitability. Further, no assurance can be given that Franklin will continue to participate in the Company's Plan. Should Franklin cease its participation, the Company may be forced to liquidate. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's independent certified public accountants have included an explanatory paragraph in their report with respect to this matter.

        Since the commencement of the Bankruptcy Proceedings, the Company has received post petition financing from Franklin pursuant to a revolving $400,000 Loan and Security Agreement dated as of September 22, 1997, with letter amendments dated October 7, 1997 and March 2, 1998. The loan is due and payable the earliest of (a) May 15, 1998; (b) the effective date of an order confirming a plan of the Company; or (c) at the option of Lender, immediately and without notice upon the occurrence or during the continuation of an Event of Default as defined in the agreement. The agreement is collateralized by all of the assets of the Company. Borrowings under the agreement are permitted up to 75% of accounts receivable and 50% of open customer purchase orders held by the Company. Accounts receivable and open customer purchase orders to be borrowed against must be approved by Franklin for eligibility. The agreement carries an interest rate of 12% per annum on the average daily balance. The agreement also provides for Franklin to guarantee payment to the Company's suppliers for shipments pursuant to purchase orders, which have been approved by Franklin, for the manufacture of products. The amounts of such guarantees are deducted from the amount otherwise borrowable based on approved accounts receivable and purchase orders. The December 31, 1997 balance of $185,000 was the highest balance during 1997.

        Included in the 1997 statement of cash flows as adjustments to reconcile net loss to net cash used in operating activities are gains on the sale of assets for $141,000 and on forgiveness of debt for $1,387,000. The gain on sale of assets relates to an agreement entered into with Franklin in May 1997 (See
Note 3 of notes to financial statements). The gain from forgiveness of debt relate to agreements entered into with the Company's manufacturers and certain other trade creditors (See Note 8(d) of notes to financial statements).

        Further included as adjustments to reconcile net loss to net cash used in operating activities is price protection of $206,000 related to programs that the Company established during the first three quarters of 1997. The Company instituted these programs to reduce the retail price of two of its older product lines. Accordingly, certain established retail accounts were issued credits for on-hand inventory equal to the difference between the wholesale price at which they had purchased the products and their new wholesale price which was based on the reduced retail price.

        Finally included in the 1997 statement of cash flows as an adjustment to reconcile net loss to net cash used in operating activities, are charges of $1,130,000 relating to discontinued model costs. The Company decided to discontinue future production of its IQ-VOICE Organizer/Pagers, its low cost line of IQ-VOICE Organizers, and its original battery operated IQ-VOICE Organizer. As a result, the Company wrote down the inventory value of the related finished goods by $828,000 in accordance with the lower of cost or market methodology, and wrote off $302,000 which was the book value of tooling and product development costs related to the discontinued products.

        The decrease in accounts receivable of $1,448,000 reflects the Company's overall decreased sales levels in 1997.

        The decrease in inventory of $633,000 is primarily attributable to the Company's efforts to reduce inventory levels from December 31, 1996 through its liquidation efforts.

        The net decrease in pre- and post-petition accounts payable and accrued expenses of $1,586,000 primarily relates to decreased payables to the Company's manufacturers and other trade creditors. The Company used proceeds from its May 1997 transactions with Franklin (See Note 3 of notes to financial statements) in order to make payments to these creditors.

        Unused net operating losses of approximately $27,000,000 are available as of December 31, 1997 to offset future years' federal taxable income, and expire through 2012. Unused California net operating losses of approximately $12,000,000 are available as of December 31, 1997 to offset future years' California taxable income and expire through 2002. Under federal tax law IRC
Section 382, certain significant changes in ownership of the Company may restrict future utilization of these carryforwards. In the event the loss carryforwards are fully utilizable, the Company has a deferred tax asset of approximately $10,000,000 as of December 31, 1997. In addition, the Company has research and development tax credits of approximately $250,000 and $123,000 for Federal and California tax purposes respectively. They will begin to expire in 2007. The Company has a valuation allowance equal to, and which offsets, the net deferred tax asset as the Company cannot conclude that it is more likely than not the net deferred tax asset will be realized.

        Capital expenditures for the year ended December 31, 1997 amounted to $166,000. The primary components of these expenditures were tooling purchases relating to the Company's new IQ-VOICE Organizer product lines.

        Expenditures for deferred costs of $199,000 is primarily attributable to costs associated with the extensions of the Organizer product lines, which feature a PC interface compatible with Windows 95(TM) allowing the user to archive data as well as upload and download data to modify and/or add records and other information. These models were designed to feature extended recording capabilities(15, 30 and 60 minutes in length) and a backlit display.

        Proceeds from the sale of product line to Franklin ($450,000), proceeds from pre-petition note payable to Franklin ($1,709,000), and proceeds from sale of common stock ($150,000) relate to the agreements entered into with Franklin in May 1997 (See Note 3 of notes to financial statements). Proceeds from post-petition loan payable relates to the agreement entered into with Franklin in September 1997 (See Note 6 of notes to financial statements).

        The Company does not anticipate material costs relating to its products, hardware, or software regarding year 2000 computer issues.

        Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129), issued by the FASB is effective for financial statements ended after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principals

Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have an impact on the Company's financial position or results of operations.

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have an impact on its financial position or results of operations and any effect will be limited to the form and content of its disclosures.

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have any impact on its financial position or results of operations and any effect will be limited to the form and content of its disclosures.

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


ITEM 7. FINANCIAL STATEMENTS

        The financial statements of the Company are included (with an index listing all such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        As of December 31, 1997, the directors and executive officers of the Company were as follows:


                             Positions and Offices          Director
Name*                 Age    Held with Company              Since
-----                 ---    ---------------------          --------
Mitchell B. Rubin     42     President, CEO,
                             CFO, Director,
                             Chairman of the Board          1994

Kenneth I. DeWitt     62     Vice President, Director       1997

Myron H. Hitchcock    57     Director                       1990

------------------

* Table does not include Ernest W. Townsend, who became a director in 1994, and resigned as a director in March 1997 in order to devote more time to personal business. Table also does not include Edward M. Krakauer, former President, CEO, and Chairman of the Board (See "Item 9. Directors and Executive Officers of the Company - Significant Events").

        Mitchell B. Rubin joined the Company as vice president and general manager in January 1994, and was elected a director in July 1994. In December 1994, Mr. Rubin assumed the newly created position of vice president, finance and operations, which included the responsibilities of chief financial officer; and in January 1995 Mr. Rubin was also appointed secretary of the Company. In May 1997, Mr. Rubin became the Company's president and CEO, and in December 1997, was appointed chairman of the board of directors. Previously, from July 1991 through 1993, Mr. Rubin held various positions (including executive vice president and chief operating officer from April 1992 through 1993) with Regal Group, Inc., a television direct-response company with which the Company did business. In late 1994, when Mr. Rubin was no longer associated with Regal, Regal filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. From 1990 to 1991, Mr. Rubin was senior vice president and chief financial officer of Quantum Marketing International, where he was responsible for operations, systems, and finance. From 1984 to 1990, Mr. Rubin was treasurer and chief financial officer at Chase Financial Management Corporation, a holding company, where he had responsibility for negotiation of all business and real estate acquisitions and sales, finance and operations. Prior to 1984, Mr. Rubin was a partner in Margolis & Company, Certified Public Accountants, in Pennsylvania. Mr. Rubin holds a B.S. degree in Business Administration/Accounting from Drexel University, 1977, and became licensed as a certified public accountant in the State of Pennsylvania in 1978.

        Kenneth I. DeWitt joined the Company as vice president of manufacturing in July 1995, and was appointed to serve as a director in December 1997. In his capacity as vice president of manufacturing, he is responsible for all of the manufacturing activities and quality assurance of the Company's products. Prior to joining the Company, Mr. DeWitt was vice president of engineering for Universal Security Instruments, a consumer electronics company which designs and manufactures telephones, answering machines and other related technical consumer products. In 1989 and 1990, Mr. DeWitt was senior vice president of Rabbit Systems, Inc., directing the development and manufacture of innovative consumer electronics products. From 1978 to 1989, and again from 1991 to 1995, Mr. DeWitt was director of research and development and vice president of engineering at Universal Security Instruments. Mr. DeWitt has over twenty-five years of experience developing and manufacturing high volume consumer electronics products both domestically and off-shore. He holds a B.S. degree in Electrical Engineering from the University of Pennsylvania, Moore School, has taught Engineering courses at Penn State University, and holds various patents in electronics products.

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

        SIGNIFICANT EVENTS. In May 1997, the Company entered into three agreements with Edward M. Krakauer establishing the terms and conditions under which Mr. Krakauer resigned as the Company's president and CEO. Under the first agreement, a Termination Agreement, Mr. Krakauer's employment agreement was terminated and a negotiated payment plan was established for accrued salaries owed to the date of termination plus a discounted balance of the terminated employment agreement. As of the commencement of the Company's Bankruptcy Proceedings, the Company had defaulted under the terms of the Termination Agreement, thus causing the discounted balance of the terminated employee agreement to revert back to the full balance due. Under the terms of the second agreement, a Consulting Agreement, Mr. Krakauer agreed to serve as a part-time consultant through June 30, 1998. Under the third agreement, Mr. Krakauer was granted 75,000 stock options at an exercise price of $.008 per share (which was 20% of the fair market value per share at the time of the grant in accordance with previous options granted by the Company for non-employee directors). Simultaneously, Mr. Krakauer voluntarily terminated his rights in previous option agreements granted by the Company which covered 648,825 shares at exercise prices ranging from $1.6875 to $3.00. Mr. Krakauer remained Chairman of the Company's Board of Directors until December 1997, at which time he resigned due to personal commitments that would have limited his future availability to the Company. Payments applicable to the foregoing agreements were to be made at various intervals through June 30, 1998, and $31,000 in such payments were made prior to the commencement of Company's Bankruptcy Proceedings. The remaining balances due under these agreements are included as pre-petition liabilities and will be resolved in accordance with the Bankruptcy Proceedings.


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

        To the Company's knowledge, based solely on the Company's review of the copies of such forms received by the Company, the Company believes that all reports required to be filed under Section 16(a) of the Exchange Act and the related rules were timely filed by all officers, directors, and 10% Holders except for a Form 4 relating to the cancellation of vested Directors Stock Options for Mr. Taub, a former director of the Company, a Form 4 relating to the cancellation of unvested Directors Stock Options for Mr. Townsend, a former Director of the Company, upon his resignation from the Company's Board of Directors in March 1997, a Form 4 related to an incentive stock option grant to Mr. Larry Kloman, a former officer of the Company, in May 1997, a Form 4 related to Mr. Hitchcock in partial consideration of the modification of Mr. Hitchcock's assignment of the Technology to the Company and to Franklin Electronic Publishers, Inc., in May 1997, a Form 4 related to Directors Options granted to Mr. Krakauer, a former officer and director in May 1997, a Form 4 related to Stock Options granted to Mr. Rubin in consideration of his promotion to President and CEO in May 1997, a Form 4 for Mr. Krakauer related to the cancellation of vested Stock Options related to his resignation as President and CEO in May 1997, a Form 4 related to Mr. Rubin's voluntary cancellation of vested Stock Options in May 1997, a Form 4 related to cancellation unvested Stock Options for Mr. Fischer, a former officer, upon the termination of his employment in November 1997, a Form 4 related to cancellation of unvested Stock Options for Mr. Kloman, a former officer, upon the termination of his employment in November 1997, a Form 4 related to cancellation of vested Stock Options for Mr. Fischer, a former officer, upon the expiration of those Options in February 1998, a Form 4 related to cancellation of vested Stock Options for Mr. Kloman upon the expiration of those Options in February 1998, and a Form 4 related to the cancellation of vested Directors Options for Mr.
Townsend upon the expiration of those Options in March 1998.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth the cash compensation paid by the Company for services rendered during the year ended December 31, 1997 to each executive officer whose aggregate cash compensation exceeded $100,000:

        SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION:


                                                                    LONG-TERM
                                                                   COMPENSATION
                                          ANNUAL COMPENSATION          AWARDS
                                          -------------------    ------------------
    (a)                                    (b)          (c)              (g)                (l)
    NAME AND                                                         SECURITIES         ALL OTHER
    PRINCIPAL                                                    UNDERLYING OPTIONS    COMPENSATION
    POSITION                              YEAR       SALARY ($)        (#) (1)             ($)
    ---------                             ----        -------    ------------------    ------------
    Mitchell B. Rubin                     1997        147,500            400,000(4)     2,500 (2)
    Chief Executive Officer, Chief        1996        135,000                   0           0
    Financial Officer, and President      1995        157,750                   0           0

    Kenneth I. DeWitt                     1997        100,000             75,000(5)         0
    Vice President, Manufacturing         1996        100,000              25,000           0
                                          1995         57,308 (3)          60,000           0


(1) The amounts in this column represent shares which are subject to stock options granted by the Company to the named persons under the Company's 1992 and 1994 Stock Option Plans. Pursuant to the terms of the Plan of Reorganization, all options unexercised as of the Effective Date of the Plan of Reorganization will be canceled.

(2) Dollar value of 62,500 shares of Common Stock of the Company issued to Mr. Rubin at market value ($.04 per share) as payment of deferred salary due at the time of Mr. Rubin's appointment to the positions of president and CEO.

(3) Mr. DeWitt's annualized base salary upon joining the Company in July 1995 was $120,000.

(4) Mr. Rubin's 1997 options granted represent 44% of total options granted to employees during the fiscal year and are exercisable at $0.26 per share.

(5) Mr. DeWitt's 1997 options granted represent 8% of total options granted to employees and are exercisable at $0.26 per share.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                    YEAR AND FISCAL YEAR-END OPTION VALUES:


(a)                      (b)          (c)          (d)                                (e)
                                                   NUMBER OF SECURITIES               VALUE OF
                         SHARES                    UNDERLYING                         UNEXERCISED
                         ACQUIRED                  UNEXERCISED OPTIONS/               IN-THE-MONEY
                         ON           VALUE        SARS, FY-END (#) (1)               OPTIONS AT FY-END ($) (1)(2)
                         EXERCISE     REALIZED     EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
NAME                     (#)          ($)
----                     --------     --------     -----------------------------      ----------------------------
    Mitchell B. Rubin      0            0            200,000/200,000                                0/0

    Kenneth I. DeWitt      0            0            152,500/37,500                                 0/0

(1) The Company has not granted any stock appreciation rights to any persons. Pursuant to the terms of the Plan of Reorganization, all options unexercised as of the Effective Date of the Plan of Reorganization will be canceled.


(2) Potential unrealized value means the fair market value on December 31, 1997 ($0.01 per share), less the option exercise price (for options with respect to which the exercise price is less than $0.01 per share), times the number of shares.


EMPLOYMENT AGREEMENTS

        Mr. Rubin. In January 1994, the Company entered into an employment agreement with Mitchell B. Rubin under which he served as the Company's vice president and general manager until December 1994, when he became vice president of finance and operations and CFO. The agreement was amended in January 1996, September 1996, and January 1997. In May 1997, under this agreement, Mr. Rubin was appointed by the Board of Directors to assume the positions of president and CEO. The amended agreement expired in February 1998 and provided for a 1997 base salary of $150,000 ($147,500 of which was paid in cash, and $2,500 of which was paid with 62,500 shares of the Company's common stock at fair market value, which was $.04 at the time of issuance) which continued through the expiration of the agreement. The Company also entered into an agreement with Mr. Rubin in January 1994 providing him with indemnification on various matters that may result from his service to the Company.

        In February 1998, the Company entered into another employment agreement with Mr. Rubin under which he serves as the Company's president and CEO. The agreement provides for a base salary of $150,000. The agreement expires in December 1998, subject to the right of the parties to terminate the agreement earlier under certain conditions, including the right of the Company to terminate the agreement on thirty days' notice, and Mr. Rubin to terminate the agreement on thirty days' notice. If such termination is by the Company without cause, Mr. Rubin is entitled to receive 25% of the annual base salary as severance. If termination results from death or disability, he is entitled to 25% of the annual base salary. The employment agreement contains certain restrictions on Mr. Rubin's right to compete.

        In connection with Mr. Rubin's assuming the positions of president and CEO in 1997, the Company granted him stock options for a term of ten years under its 1994 Stock Option Plan to purchase up to 400,000 shares of the Company's Common Stock at an exercise price of $0.26 per share, the then market price of such stock. Mr. Rubin simultaneously agreed to cancellation of his prior remaining option grants aggregating to 150,000 shares at an exercise price of $1.69 per share. Pursuant to the terms of the Plan of Reorganization, all options unexercised as of the Effective Date of the Plan of Reorganization will be canceled.


        Mr. DeWitt. In June 1995, the Company entered into an employment agreement with Kenneth I. DeWitt under which he served as the Company's vice president of manufacturing. Pursuant to this agreement, the term of employment expired June 1997, and provided for a base salary of $120,000 per annum. Effective January 1, 1996, this agreement was amended to reduce Mr. DeWitt's 1996 base salary to $100,000, subject to a January 1, 1997 reinstatement of the prior base salary. Effective January 1, 1997, this agreement was again amended to provide for a deferral of a portion of salaries otherwise payable until such time as the Company obtains additional capital, completes a merger or other business combination, or the employment agreement is otherwise terminated. 1997 compensation paid to Mr. DeWitt was $100,000, and the deferred portion of his 1997 salary is included as a pre-petition liability and will be resolved in accordance with the Bankruptcy Proceedings.

        In February 1998, the Company entered into another employment agreement with Mr. DeWitt under which he will serve as the Company's vice president of manufacturing and development. The agreement provides for a base salary of $100,000. The agreement expires in December 1998, subject to the right of the parties to terminate the agreement earlier under certain conditions, including the right of the Company to terminate the agreement on thirty days' notice, and Mr. DeWitt to terminate the agreement on thirty days' notice. If such termination is by the Company without cause, Mr. DeWitt is entitled to receive 25% of the annual base salary as severance. If termination results from death or disability, he is entitled to 25% of the annual base salary. The employment agreement contains certain restrictions on Mr. DeWitt 's right to compete.

        During the term of his employment with the Company, Mr. DeWitt had been granted options to purchase the Company's Common Stock under its 1992 and 1994 Stock Option Plans. These grants occurred in May 1995, February 1996, December 1996, and May 1997 for 60,000 shares, 30,000 shares, 25,000 shares, and 75,000 shares respectively, at exercise prices of $3.13 per share, $1.50 per share, $0.38 per share, and $0.26 per share, respectively, in each case the then market price of such stock. Pursuant to the terms of the Plan of Reorganization, all options unexercised as of the Effective Date of the Plan of Reorganization will be canceled.


BOARD OF DIRECTORS COMPENSATION

        There was no 1997 compensation made by the Company to any of its Directors other than the stock options issued to Mr. Krakauer in accordance with his May 1997 agreements (See "Item 9. Directors and Executive Officers of the Company - Significant Events"). Subsequent to year end, in April 1998, Mr. Krakauer elected to exercise options to purchase 37,500 shares of common stock that were granted in accordance with the foregoing.


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

        As of December 31, 1997, options for 383,078 shares of Common Stock had been granted and remained outstanding and unexercised under the 1992 Plan; of these, options for 285,578 shares were exercisable as of December 31, 1997 at prices ranging from $0.26 to $4.50 per share. These options provide for maturing of exercise rights over periods ranging from one year to three years from the dates of grant. As of December 31, 1997, options for 408,880 shares of Common Stock had been granted and remained outstanding and unexercised under the 1994 Plan; of these, options for 371,380 shares were exercisable as of December 31, 1997 at a prices ranging from $0.26 to $3.56 per share. These options provide for maturing of exercise rights over periods ranging from one year to three years from the dates of grant. Pursuant to the terms of the Plan of Reorganization, all options unexercised as of the Effective Date of the Plan of Reorganization will be canceled.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table contains information with respect to each person known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock as of December 31, 1997. To the Company's knowledge, based on information set forth in their respective Schedule 13-D filings with the Commission, unless otherwise indicated in the notes below, each beneficial owner has sole voting and investment power with respect to the Common Stock set forth opposite his or her name in the following table:


                                                                          PERCENT OF
              NAME AND ADDRESS OF                          NUMBER OF     TOTAL SHARES
               BENEFICIAL OWNER                             SHARES       OUTSTANDING
               ----------------                             ------       -----------
Franklin Electronic Publishers, Inc.                        2,000,000        12.5%
One Franklin Plaza
Burlington, New Jersey
Flextronics (Malaysia) SDN.BHD                              1,356,966         8.5%
2241 Lundy Avenue
San Jose, California


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

                           Shares Beneficially Owned
                            As of December 31, 1997
                           -------------------------
                                          Percent of
Name (1)                     Amount (2)      Class
--------                   ------------   ----------
Mitchell B. Rubin            262,500        1.6%

Kenneth I. DeWitt            152,500        1.0%

Myron H. Hitchcock(3)         91,034          *


All directors and
executive officers of the
Company, as a group          506,034        3.2%


-----------------------

* Less than 1%.

(1) The address of each individual, unless otherwise indicated, is c/o Voice Powered Technology International, Inc., 18425 Burbank Blvd., Suite 506, Tarzana, California 91356.

(2) The amounts shown include shares subject to stock options exercisable as of December 31, 1997 or exercisable within 60 days from such date. Mr. Rubin and Mr. DeWitt have options to purchase 200,000 shares and 37,500 shares, respectively, which were not exercisable as of December 31, 1997, or exercisable within 60 days from such date. The amounts shown do not include options for shares previously granted to former officers and directors of the Company as follows: Edward M. Krakauer, 37,500; George H Fischer, 178,046; and Ernest W. Townsend, 28,028. Pursuant to the terms of the Plan of Reorganization, all options unexercised as of the Effective Date of the Plan of Reorganization will be canceled.

(3) The amounts shown include stock options granted to Mr. Hitchcock in 1994, 1995, and 1996 for serving as a directors of the Company, as well as options granted in 1996 in association with the Company's purchase of technology from Mr. Hitchcock. Pursuant to the terms of the Plan of Reorganization, all options unexercised as of the Effective Date of the Plan of Reorganization will be canceled.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MISCELLANEOUS

        Prior to February 1996, the Company was the licensee under three license agreements with respect to the Technology, which together aggregated the foundation of the Company's exclusive rights to the Technology. One of the license agreements was with the original inventor ("Inventor") of the Technology, Myron Hitchcock, who is also a director of the Company. The other two license agreements were with a Company ("Licensor") to whom the Inventor had assigned certain rights with respect to the Technology. Under these agreements, the Company was obligated to pay royalties of varying amounts to the Inventor and Licensor for units of products sold by the Company which contained the Technology, as well as royalties applicable to the Company's licensing activities of the Technology. These agreements also had annual minimum royalties payable by the Company to retain exclusivity which varied depending upon the agreement and the product category.

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

        For the years ended December 31, 1996 and 1997, the Company paid Mr. Hitchcock, a director of the Company, $98,000 and $82,000, respectively, in royalty payments.

        In May 1997, the agreement with Mr. Hitchcock, the Inventor, was assigned to Franklin Electronic Publishers, Inc. under the terms of the Technology Transfer Agreement (see "Item 1. Description of Business - General/Subsequent Events").


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

        See Exhibit Index

 (b) REPORTS ON FORM 8-K.

        Form 8-K filed with the SEC on December 18, 1997 under Item 5, Other Events, of the Exchange Act.

                          INDEX TO FINANCIAL STATEMENTS


        Report of Independent Certified Public Accountants                      F-1

        Balance Sheets at December 31, 1996 and 1997                            F-2

        Statements of Operations for the years ended
        December 31, 1996 and 1997                                              F-3

        Statements of Stockholders' Equity (Deficit)
        for the years ended December 31, 1996 and 1997                          F-4

        Statements of Cash Flows for the years ended
        December 31, 1996 and 1997                                              F-5

        Summary of Significant Accounting Policies                              F-6

        Notes to the Financial Statements                                       F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Voice Powered Technology International, Inc.
Tarzana, California


We have audited the accompanying balance sheets of Voice Powered Technology International, Inc. (the "Company")(Debtor-in-Possession, as of September 22,
1997), as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered from recurring losses from operations, including a net loss of $3,713,300 for the year ended December 31, 1997, and has minimal working capital as of December 31, 1997. The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on September 22, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            BDO Seidman, LLP

Los Angeles, California
April 3, 1998

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS

                             ASSETS (NOTES 3 AND 6)


                                                                                DECEMBER 31,       DECEMBER 31,
                                                                                    1996               1997
                                                                                ------------       ------------
Current assets
  Cash and cash equivalents                                                     $    226,615       $     34,559
  Restricted cash (Note 4)                                                           150,000                 --
  Receivables, net of allowance for doubtful accounts (Notes 4 and 6)                323,409            148,228
  Receivables sold to financial institution (Note 4)                               3,367,772                 --
  Less initial payments received from financial institution                        1,889,052                 --
                                                                                ------------       ------------
      Net amount due from financial institution                                    1,478,720                 --


  Inventory                                                                        1,831,217            213,717
  Prepaid expenses                                                                   101,495             10,500
                                                                                ------------       ------------
      Total current assets                                                         4,111,456            407,004
                                                                                ------------       ------------

Property and equipment (Note 8(a))
  Equipment                                                                        1,882,569            404,236
  Other                                                                              142,512             69,508
                                                                                ------------       ------------
                                                                                   2,025,081            473,744
  Less accumulated depreciation                                                    1,376,449            230,611
                                                                                ------------       ------------

    Net property and equipment                                                       648,632            243,133


Patents and technology rights, net of amortization                                   267,241            204,704
Deferred costs, net (Note 5)                                                         620,749            248,361
Other assets                                                                         127,496             28,883
                                                                                ------------       ------------
      Total assets                                                              $  5,775,574       $  1,132,085
                                                                                ============       ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities not subject to compromise
  Accounts payable                                                              $  4,340,981       $     63,518
  Accrued expenses                                                                   857,922            138,320
  Loan payable (Note 6)                                                                   --            185,000
                                                                                ------------       ------------
  Total current liabilities not subject to compromise                              5,198,903            386,838


Liabilities subject to compromise (Note 7)                                                --          3,229,376
Commitments and contingencies (Note 8)
Stockholders' equity (deficit) (Note 9)
  Preferred stock, 10,000,000 shares authorized; $1.00 stated value, 0 and
    500,000 shares issued and outstanding;
    aggregate liquidation preference of $500,000                                          --            500,000
  Common stock, 50,000,000 shares authorized;
  $.001 stated value, 13,949,072 and 16,011,572
  shares issued and outstanding                                                       13,949             16,012
  Additional paid-in capital                                                      27,746,645         27,897,082
  Accumulated deficit                                                            (27,183,923)       (30,897,223)
                                                                                ------------       ------------
      Total stockholders' equity (deficit)                                           576,671         (2,484,129)
                                                                                ------------       ------------
        Total liabilities and stockholders' equity (deficit)                    $  5,775,574       $  1,132,085
                                                                                ============       ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS


                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                            -------------------------------
                                                                1996               1997
                                                            ------------       ------------
Sales (Note 10)                                             $ 10,813,447       $  3,327,777
Less price protection costs (Note 11)                                 --            205,500
                                                            ------------       ------------
  Net sales                                                   10,813,447          3,122,277

Costs and expenses
  Cost of goods sold                                           7,620,465          2,798,344
  Discontinued model costs (Note 12)                             419,960          1,130,295
  Marketing                                                    2,803,361          1,064,094
  General and administrative                                   2,567,782          2,650,900
  Research and development                                     1,061,885            683,732
  Warehouse                                                    1,005,901            541,164
                                                            ------------       ------------
    Total costs and expenses                                  15,479,354          8,868,529
                                                            ------------       ------------

Operating loss                                                (4,665,907)        (5,746,252)

Other income (expense)
  Gain on sale of assets (Note 3)                                     --            141,527
  Sale of technology license (Note 3)                                 --            700,000
  Interest expense                                              (227,841)          (140,447)
  Other                                                           59,508            (13,670)
                                                            ------------       ------------

Loss before reorganization item and extraordinary item      $ (4,834,240)      $ (5,058,842)

Reorganization item
  Professional fees                                                   --            (42,300)
                                                            ------------       ------------

Loss before extraordinary item                                (4,834,240)        (5,101,142)

Extraordinary item
  Forgiveness of debt (Note 8(d))                                     --          1,387,842
                                                            ------------       ------------

Net loss                                                    $ (4,834,240)      $ (3,713,300)
                                                            ============       ============

  Before extraordinary item                                 $      (0.35)      $      (0.33)
  Extraordinary item                                                  --               0.09
                                                            ------------       ------------
Net loss per share                                          $      (0.35)      $      (0.24)
                                                            ============       ============
Weighted average common
  shares outstanding                                          13,720,414         15,233,523
                                                            ============       ============


               See accompanying summary of accounting policies and
                         notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                             Additional
                                    Preferred Stock         Common Stock
                                   ------------------   --------------------    Paid In      Accumulated    Stockholders'
                                   Shares     Amount     Shares      Amount      Capital       Deficit      Equity(Deficit)
                                   -------   --------   ----------   -------   -----------   ------------    -----------
Balance, January 1, 1996                --         --   12,486,273   $12,486   $25,679,900   $(22,349,683)   $ 3,342,703

Vendors/employees exercised
stock options (Note 9(a))               --         --       90,833        91        15,065             --         15,156

Stock options issued to Board
of Directors members (Note 9(a))        --         --           --        --        48,000             --         48,000

Stock options issued to
related party (Note 9(a))               --         --           --        --        50,000             --         50,000

Shares of common stock issued
to manufacturer (Note 9(c))             --         --    1,371,966     1,372     1,953,680             --
                                                                                                               1,955,052

Net loss                                --         --           --        --            --     (4,834,240)    (4,834,240)
                                   -------   --------   ----------   -------   -----------   ------------    -----------
Balance, December 31, 1996              --         --   13,949,072   $13,949   $27,746,645   $(27,183,923)   $   576,671

Preferred stock issued
to GSS (Note 9(c))                 500,000    500,000           --        --            --             --        500,000

Stock issued to
Franklin (Note 9(c))                    --         --    2,000,000     2,000       148,000             --        150,000

Stock issued to
president (Note 9(c))                   --         --       62,500        63         2,437             --          2,500

Net loss                                --         --           --        --            --     (3,713,300)    (3,713,300)
                                   -------   --------   ----------   -------   -----------   ------------    -----------
Balance, December 31, 1997         500,000   $500,000   16,011,572   $16,012   $27,897,082   $(30,897,223)   $(2,484,129)
                                   =======   ========   ==========   =======   ===========   ============    ===========


               See accompanying summary of accounting policies and
                         notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS


                                                                     FOR THE YEARS ENDED
                                                                   --------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1996           1997
                                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                                         $(4,834,240)   $(3,713,300)
  Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
      Depreciation and amortization                                    832,415        741,498
      Compensatory stock options                                        48,000             --
      Gain on sale of assets                                                --       (141,527)
      Gain on forgiveness of debt                                           --     (1,387,842)
      Provision for price protection                                        --        205,500
      Write-off of tooling related to discontinued models                   --         87,406
      Write-off of deferred costs related to discontinued models       419,960        214,676
      Writedown of inventory related to discontinued models            150,000        828,213
  Changes in operating assets and liabilities:
      (Increase) decrease in restricted cash                          (150,000)       150,000
      Decrease in receivables                                        3,260,987      1,448,401
      Decrease in inventory                                            980,613        632,889
      Decrease in prepaid expenses                                      37,386         90,995
      (Increase) decrease in other assets                             (155,918)        98,613
      Increase (decrease) in pre-petition accounts payable           2,394,383     (1,868,091)
      Increase in post-petition accounts payable                            --         63,518
      Increase (decrease) in pre-petition accrued expenses            (747,458)        80,156
      Increase in post-petition accrued expenses                            --        138,320
                                                                   -----------    -----------
        Net cash provided by (used in) operating activities          2,236,128     (2,330,575)
                                                                   -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                                (259,569)      (165,970)
  Proceeds from the sale of product line to Franklin                        --        450,000
  Proceeds from the sale of property and equipment                          --          9,677
  Expenditures for patents and technology rights                      (100,000)            --
  Expenditures for deferred costs                                     (494,509)      (198,938)
                                                                   -----------    -----------
        Net cash provided by (used in) investing activities           (854,078)        94,769
                                                                   -----------    -----------

Cash flows from financing activities:
  Payments on loan payable                                          (3,265,439)            --
  Proceeds from the exercise of stock options and warrants              15,156             --
  Proceeds from pre-petition note payable                                   --      1,708,750
  Proceeds from post-petition loan payable                                  --        185,000
  Proceeds from sale of common stock                                        --        150,000
                                                                   -----------    -----------
      Net cash provided by (used in) financing activities           (3,250,283)     2,043,750
                                                                   -----------    -----------
Net decrease in cash and cash equivalents                           (1,868,233)      (192,056)
                                                                   -----------    -----------
Cash and cash equivalents at the beginning of the year               2,094,848        226,615
                                                                   -----------    -----------
Cash and cash equivalents at the end of the year                   $   226,615    $    34,559
                                                                   ===========    ===========


      See summary of accounting policies and notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

        On September 22, 1997, the Company filed a petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. The Company is continuing to operate as a "Debtor-In-Possession" under such code (See Note 2).

REVENUE RECOGNITION

        The Company recognizes revenue upon shipment of product.

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORY

        The inventory balance shown at December 31, 1997 consisted of $94,231 of finished goods, and $119,486 of parts and collateral materials. The inventory balance at December 31, 1996 consisted of $1,468,391 of finished goods, and $362,826 of parts and collateral materials. Inventory is valued at the lower of cost or market, on a first-in, first-out (FIFO) basis.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost and are depreciated on a straight-line basis using estimated useful lives which range from 2-7 years.

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

LOSS PER SHARE

        On March 31, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), during 1997. SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Due to losses ocurring in 1996 and 1997, dilutive and basic loss per share amounts are same for each year. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. The Company has adopted this pronouncement and it had no effect on its loss per share computations.

        Loss per share is based on the weighted average number of common shares outstanding during each period presented. For years ended December 31, 1997 and 1996, outstanding stock options and warrants of 1,386,020 and 2,942,124, respectively, are not included in the earnings per share calculation since their effect would be anti-dilutive.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


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

IMPAIRMENT OF LONG-LIVED ASSETS

        Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. Long-lived assets are written off when management believes they provide no future benefits.

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

        Also, in accordance with SFAS 123, the Company is to make a footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and recognized over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. For the years ended December 31, 1996 and 1997, additional compensation cost as measured pursuant to SFAS 123 for options granted in 1997, 1996, and 1995 was not material. Accordingly, pro forma net loss and net loss per share is not applicable.

RECLASSIFICATION

        Reclassification of certain prior year amounts have been made to conform to current year classification.

RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129), issued by the FASB is effective for financial statements ended after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principals Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have an impact on the Company's financial position or results of operations.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have an impact on its financial position or results of operations and any effect will be limited to the form and content of its disclosures.

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have any impact on its financial position or results of operations and any effect will be limited to the form and content of its disclosures.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS

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

   The Company's voice-recognition VoiceLogic(TM) Technology (the "Technology") is fully developed and in commercial use in a variety of consumer oriented products manufactured for the Company under contract with third parties. The Technology consists of a combination of rights developed, acquired, and licensed by the Company for advanced low-cost voice recognition technology called VoiceLogic, which can operate on penlight or nicad batteries. This Technology permits utilization of the human voice as a replacement for manual controls, such as buttons, switches, and dials in activating and controlling everyday consumer and business products. The Technology can also be licensed for use in a variety of products with only limited modifications to the application software for adaptation to the specific product. The core Technology can also be adapted easily for use in virtually any spoken language in the world, thus enabling it to be used in virtually any country in the world.


2.  PETITION FOR RELIEF UNDER CHAPTER 11 AND BASIS OF PRESENTATION

   On September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief are stayed while the Company continues business operations as a "Debtor-In-Possession." These claims are reflected in the December 31, 1997 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims collateralized against the Company's assets ("collateralized claims") are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Collateralized claims are collateralized primarily by liens on the Company's assets.

   The financial statements have been prepared by the Company in accordance with Statement of Position 90-7: Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The Company incurred a loss of $3,713,300 for the year ended December 31, 1997, and has an accumulated deficit of $1,984,129 and has minimal working capital at December 31, 1997. Because of these and other factors, the Company is in reorganization under the federal bankruptcy laws in the United States Bankruptcy Court. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments to the financial statements that may be necessary should the Company be unable to continue as a going concern.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

   On January 21, 1998, the Company, in conjunction with Franklin Electronic Publishers, Inc. ("Franklin"), the Company's largest secured creditor (Note 3), filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan includes a significant reduction of the Company's pre-petition obligations, in addition to Franklin waiving their pre-petition secured claim in exchange for an 80% interest in the equity of the Company. This Disclosure Statement aspect of the Plan has been approved as to form by the Bankruptcy Court, and has been submitted to all interested parties for approval. On March 16, 1998, the Company filed a motion with the Bankruptcy Court for confirmation of the Plan and a hearing to grant such motion is scheduled for April 23, 1998. Until final confirmation by the Bankruptcy Court, no assurance can be given that the plan will be completed and implemented. Success of the Company after confirmation of the Plan, if confirmed, is dependent, among other things, on reaching a satisfactory level of profitability and generating sufficient cash flows to meet ongoing obligations. If and when the Plan is confirmed, the Company will seek to obtain adequate working capital resources, either through internally generated cash flow or external sources, in order to reintroduce its products to major domestic retail and catalogue accounts, resume research and development activities for new products and improvements to its Technology, dedicate additional resources to the development of licensing opportunities for its Technology, and explore further improvements to its PC compatible IQ-VOICE Organizers inclusive of improvements to its PCLink software. No assurance can be given that the Company will be able to obtain such working capital, achieve such level of profitability, and continue as a going concern. Further, no assurance can be given that Franklin will continue to participate in the Plan. Further, upon confirmation of the Plan the Company will become an 80% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. Should Franklin cease its participation, the Company may be forced to liquidate.

3. PRE-PETITION AGREEMENTS WITH FRANKLIN ELECTRONIC PUBLISHERS, INC.

   In May 1997, the Company consummated a transaction involving two agreements with Franklin. The first agreement was a Purchase and Loan Agreement in which the two companies entered into the following transactions: 1) The Company transferred and sold to Franklin for $450,000 in cash its inventory, rights to work in process, manufacturing assets, marketing assets, and software and hardware design assets for the Company's IQ-VOICE(TM) Organizer Models 5150 and 5160 (IQ-VOICE Pocket Organizers); 2) The Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction; and 3) Franklin loaned the Company cash equal to $1,200,000, in addition to $500,000 plus accrued interest previously loaned to the Company in the first quarter of 1997, and restructured the previous payment terms into a new $1,708,750 promissory note. The new note is collateralized by the assets of the Company, and carries interest at a rate of 10% per year. The interest is payable monthly, with principal payments of $400,000 due on April 30 of each year commencing April 30, 1998 and ending April 30, 2001, with the final installment in the amount necessary to repay the full balance of the loan. The second agreement was a Technology Transfer Agreement in which the two companies entered into the following transactions: 1) The Company granted to Franklin a non-exclusive perpetual license for technology rights evidenced by the Company's patent related to operation of Voice Organizer products as well as other technology and software developed by the Company related to or used in the Model 5150 and 5160 for a non-refundable advance royalty of $700,000; and 2) the Company assigned the rights to VoiceLogic(TM) Technology to Franklin, and Franklin granted back to the Company a non-exclusive perpetual license of the VoiceLogic Technology, including the right to sublicense, for the development, manufacture, sale and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin. As a result of the completion of these transactions, the Company recognized $141,527 as a gain on the sale of assets, and $700,000 as income from the sale of the technology license.

   The Plan also provides for Franklin to convert its $1,708,750 pre-petition secured loan to the Company into an eighty percent (80%) interest in the equity of the Company, after conversion of the preferred stock, through the issuance by the Company of additional shares of the Company's common stock.. As such, the promissory note is included in liabilities subject to compromise (Note 7).

   See post-petition loan agreement with Franklin at Note 6.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

4.  ACCOUNTS RECEIVABLE

   In August 1996, the Company entered into a $3,000,000 accounts receivable transfer and purchase agreement with a financial institution. The agreement expired during 1997, and on December 30, 1997 the Company made a final payment to the financial institution with which the Company re-purchased its previously transferred outstanding receivables, extinguishing all potential obligations to the institution, in exchange for release of the security interest held by this institution on the assets of the Company.

   Under the terms of the agreement, the Company could sell certain accounts receivable to the financial institution for an initial payment from the institution of 65% of the net amount of the related invoices. The Company paid a fixed discount of 1.25% of the net amount upon sale of the invoice, and a variable discount of a base rate maintained by the bank plus 2% per annum (10.5% at December 30, 1997) on the initial payment until the related invoices were paid by the customer. Further, the Company was required to maintain a reserve and a restricted cash deposit with the financial institution to be used as a collateral account for a cumulative amount that varied from zero to $750,000 ($300,000 reserve and $150,000 cash collateral at December 31, 1996), depending on the amount of outstanding uncollected accounts sold to the financial institution.

   At December 31, 1996, the Company had $3,367,772 in accounts receivable which had been sold to the financial institution, 65% of which was used to establish the $300,000 reserve and fund the initial payment of $1,889,052 which had been received from the financial institution. The December 31, 1996 balance was the largest amount of outstanding receivables sold under the agreement during 1996 or 1997. The average rate of interest under this agreement was 21.9% in 1996 and 11% in 1997.


5.  DEFERRED COSTS

   Deferred costs consist of the following:


                                                                          DECEMBER 31,
                                                                    ----------------------
                                                                       1996         1997
                                                                    ----------   ---------
Product improvement costs                                           $  430,165   $ 117,487
Product development costs                                              476,798     271,869
User manual design and development costs                               145,809          --
                                                                    ----------   ---------
                                                                     1,052,772     389,356
Less accumulated amortization                                          432,023     140,995
                                                                    ----------   ---------
                                                                    $  620,749   $ 248,361
                                                                    ==========   =========


6.  LOAN PAYABLE

   As of September 22, 1997, with letter amendments dated October 7, 1997 and March 2, 1998, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin. The loan is due and payable the earliest of (a) May 15, 1998; (b) the effective date of an order confirming a plan of reorganization of the Company; or (c) at the option of Lender, immediately and without notice upon the occurrence or during the continuation of an Event of Default as defined in the agreement. The agreement is collateralized by all of the assets of the Company. Borrowings under the agreement are permitted up to 75% of accounts receivable and 50% of open customer purchase orders held by the Company. Accounts receivable and customer purchase orders to be borrowed against must be approved by Franklin for eligibility. The agreement carries an interest rate of 12% per annum on the average daily balance. The agreement, as amended, also provides for Franklin to guarantee payment to the Company's suppliers for shipments pursuant to purchase orders, which have been approved by Franklin, for the manufacture of products. The amounts of such guarantees are deducted from the amount otherwise borrowable based on approved accounts receivable and open customer purchase orders. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the agreement. Franklin is aware of this occurrence, but has not given the Company any notice of default.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

7.  LIABILITIES SUBJECT TO COMPROMISE

   Liabilities subject to compromise consist of the following:


                                                                       DECEMBER 31, 1997
                                                                       -----------------
Accounts payable                                                        $       585,048
Accrued expenses                                                                935,578
Note payable to Franklin (Note 3)                                             1,708,750
                                                                        ---------------
                                                                        $     3,229,376
                                                                        ===============

8.  COMMITMENTS

   (a) As of December 31, 1997, the Company has one operating lease that requires future minimum rental payments with initial or remaining terms in excess of one year:


                                               OPERATING
                                                 LEASE
                                               ---------
                           1998                $  51,000
                           1999                   51,000
                           2000                   12,750
                                               ---------
                           Total               $ 114,750
                                               =========


   The operating lease pertains to a lease for the Company's office facilities. The lease expires March 31, 2000, but contains provisions for cancellation by the Company, at no penalty to the Company at any time after June 30, 1998 with 45 day written notice. The cancellation is not included in the above schedule. The Company also has a lease on certain warehouse facilities which is renewable on a month-to-month basis. Rent expense was $264,000 and $162,000 for the years ended December 31, 1996 and 1997.

    (b) In February 1996, the Company entered into an agreement with a related party ("the inventor"), inventor of an integral part of the voice recognition technology used by the Company, which resulted in the Company obtaining unrestricted exclusive world wide ownership rights to the technology subject to ongoing royalties. As a result of the agreement, the Company granted stock options to the inventor at an exercise price per share which was cumulatively $50,000 lower than market value (Note 9(a)), and paid $100,000 in cash to a company in which the inventor is a 31% owner. Under the agreement, the Company was obligated to pay royalties to the inventor equal to 1) $.50 per unit for each unit of any product (other than computer chips) sold by the Company which contains the technology; 2) 5% of net proceeds from sales of computer chips which contain the technology, and 3) 15% of licensing revenues (excluding licensing for computer chip only sales) received by the Company as a result of licensing agreements relating to the technology. The foregoing royalties are subject to a minimum of $60,000 per year, payable quarterly.

    In May 1997, the agreement with the inventor was assigned to Franklin under the terms of a Technology Transfer Agreement (Note 3). However, with respect to the annual minimum royalty due to the inventor by Franklin, the Company remains obligated to Franklin for the $60,000 per year less royalties due and payable by Franklin to the inventor. Royalty expense incurred in 1996 and 1997 amounted to $130,400 and $60,000, respectively.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

   (c) Also in May 1997, the Company entered into three agreements with Edward
M. Krakauer establishing the terms and conditions under which Mr. Krakauer resigned as the Company's president and CEO. Under the first agreement, a Termination Agreement, Mr. Krakauer's employment agreement was terminated and a negotiated payment plan was established for accrued salaries of $52,000 owed to the date of termination plus a discounted balance of the terminated employment agreement of $190,000. At the time of the Company's Chapter 11 bankruptcy filing, the Company defaulted under the terms of the Termination Agreement, thus causing the discounted balance of the terminated employment agreement to revert back to the full balance due of $380,000. Under the terms of the second agreement, a Consulting Agreement, Mr. Krakauer would serve the Company as a part-time consultant through June 30, 1998, at an annual rate of $60,000 per year. Under the third agreement, Mr. Krakauer was granted 75,000 stock options at an exercise price of $.008 per share (which was 20% of the fair market value per share at the time of the grant in accordance with previous options granted by the Company for non-employee directors)(Note 9(a)). Under the agreements, Mr. Krakauer remained the Company's chairman of the board of directors. Payments applicable to the foregoing agreements were to be made at various intervals through June 30, 1998, and $31,000 in such payments had been made prior to the commencement of Company's Bankruptcy Proceedings. The remaining balances due under these agreements are included as pre-petition liabilities and will be resolved in accordance with the Bankruptcy Proceedings (Note 7).

   (d) Further in May 1997, the Company entered into agreements with Flextronics (Malaysia) SDN. BHD. ("Flextronics") and GSS/Array Technology, Inc. ("GSS"), the prior contract manufacturers of the Company's products, relating to the resolution of outstanding liabilities and commitments. The Company entered into a Settlement Agreement with Flextronics under which the Company made a cash payment and assigned the proceeds due pursuant to a licensing agreement with Kong Wah Video for a voice operated television remote control device to Flextronics as full and final settlement for all outstanding liabilities and commitments other than approximately $260,000 in inventory which had already been manufactured by Flextronics. The Company committed to purchase such inventory prior to June 30, 1997, but has only purchased $185,000 as of yet. The Company also entered into a Discounted Payment and Adequate Assurance of Performance Agreement with GSS under which the Company made a cash payment and issued 500,000 shares of non-voting, non-cumulative, convertible preferred stock (Note 9(c), with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of issuance, as full and final settlement of outstanding liabilities. The preferred stock carries a $1.00 per share liquidation preference and each share is convertible into four (4) shares of the Company's common stock. Further, at the option of GSS, for a one year period the Company will agree to either appoint a representative of GSS to the Board of Directors of the Company or to allow a representative to attend Board of Directors meetings as a non-voting observer. Lastly, in May 1997, the Company entered into agreements with many of its other trade creditors in which the trade creditors agreed to accept discounted lump sum payments in full consideration of current obligations of the Company. As a result of these agreements, the Company recognized a gain from forgiveness of debt of $1,387,842.

   (e) As of December 31, 1997, The Company had an employment agreement with one of its officers which expired in February 1998. In February 1998, the Company entered into employment agreements with this officer as well as with another officer. These agreements expire December 31, 1998. The minimum aggregate obligation pursuant to these agreements in 1998 is $250,000.

   (f) On August 26, 1997, the Company was served with a civil action initiated by Everen Securities Inc. and filed in the United states District Court, Northern District of Illinois, asserting a claim against the Company in the amount of $435,000. Everen Securities Inc. had been retained by the Company in May 1996 to assist the Company in seeking out strategic alternatives, inclusive of potential financing and merger candidates. The Company terminated its agreement with Everen in February 1997. The suit asserted a claim against the Company of $435,000 for fees allegedly due as a result of the aforementioned May 1997 Franklin transaction. Although the Company disputes this claim, it did not have adequate cash resources to defend this suit. In conjunction with the Bankruptcy Proceedings, the Company has entered into an agreement with Everen in which the Company agreed not to object to an unsecured claim by Everen in the amount of $300,000 which is included as pre-petition liabilities, and will be resolved in accordance with the Bankruptcy Proceedings.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

   In addition, the Company has been sued by several trade creditors for balances due and owing such trade creditors prior to the commencement of the Bankruptcy Proceedings. All of these actions have been stayed as a result of the Bankruptcy Proceedings, and will be settled in accordance with the provisions of the Plan if and when the Plan is successfully completed.

9.  CAPITAL STOCK

  (a) Stock options

   The Company's 1992 Stock Option Plan (the "1992 Plan") provides for the granting of non statutory stock options or incentive stock options to employees to purchase up to an aggregate of 700,000 shares of common stock, subject to anti-dilution provisions. The Company's 1994 Stock Option Plan (the "1994 Plan") provides for the granting of non statutory stock options or incentive stock options to employees to purchase up to an aggregate of 700,000 shares of common stock, subject to anti-dilution provisions. The option price per share for non statutory stock options granted under the 1992 Plan must be at least 85% of the fair market value of the common stock on the date any such options are granted or 100% for incentive stock options, except that in the case of a stockholder owning more than 10% of the combined voting power of all classes of the outstanding stock of the Company, the option price for any incentive stock options shall be at least 110% of the fair market value on the date of grant. Outstanding 1992 Plan options vest and are exercisable over a three year period or less from the date of grant, as determined by the Board of Directors. Outstanding 1994 Plan options vest over time periods from the date of grant, as determined by the Board of Directors. Pursuant to the terms of the Plan of Reorganization, all options unexercised as of the Effective Date of the Plan of Reorganization will be canceled.

   In June 1996, the Company granted 56,076 compensatory stock options to Directors of the Company at an exercise price of $.27, which were below fair market value. The options vest and are exercisable over a 1 year period. In accordance with Accounting Principles Board Opinion No. 25, the Company has recorded non-cash stock option compensation expense with a corresponding credit to additional paid-in capital in the amount of 48,000 in 1996.

   During 1996, 83,333 compensatory stock options were exercised by a former employee at $.03 per share for the Company's common stock. In addition, vendors exercised 7,500 stock options at $1.69 per share for the Company's common stock.

   In the February 1996, the Company entered into an agreement with a related party, the inventor of an integral part of the voice recognition technology used by the Company, which resulted in the Company obtaining unrestricted exclusive world wide ownership rights to the technology subject to ongoing royalties. In accordance with this agreement, the Company granted stock options which were cumulatively $50,000 lower than market value to the related party (Note 8(b)).

   Under the terms of a May 1997 agreement with Edward M. Krakauer, the Chairman of the Company's Board of Directors, the Company granted 75,000 stock options to Mr. Krakauer at an exercise price of $.008 per share (which was 20% of the fair market value per share at the time of the grant in accordance with previous options granted by the Company for non-employee directors) (Note 8(c)).

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The following table sets forth additional information with respect to common stock options:


                                                                                WEIGHTED AVERAGE
                                                                                 EXERCISE PRICE
                                                                    SHARES         PER SHARE
                                                                 -----------    ----------------
Balance at January 1, 1996                                         1,843,861         $3.90
Options exercised                                                    (90,833)         1.78
Options granted                                                      446,452           .87
Options canceled                                                    (356,173)         2.38
                                                                  ----------
Granted and outstanding at December 31, 1996                       1,843,307         $3.78
Options granted                                                      910,000          0.24
Options canceled                                                  (1,367,287)         2.27
                                                                  ----------
Granted and outstanding at December 31, 1997                       1,386,020         $0.76
                                                                  ==========
Exercisable at December 31, 1997                                   1,013,528         $0.80
                                                                  ==========


                                   OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   -----------------------------------------------------   ----------------------------
                       NUMBER        WEIGHTED-AVERAGE       WEIGHTED-        NUMBER         WEIGHTED-
    RANGE OF         OUTSTANDING        REMAINING           EXERCISE       EXERCISABLE      AVERAGE
 EXERCISE PRICES     AT 12/31/97     CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/97   EXERCISE PRICE
 ---------------     -----------     ----------------   ----------------   -----------  -----------------
  $0.01 - $0.55         967,697            9.5 years          $0.23          595,205         $0.28
  $1.50 - $1.68         258,827            7.5 years          $1.56          258,827         $1.56
  $3.00 - $4.50         159,496            6.0 years          $3.48          159,496         $3.48
  -------------      ----------            ---------          -----        ---------         -----
  $0.01 - $4.50       1,386,020            8.0 years          $0.76        1,013,528         $0.80
  -------------       ---------            ---------          -----        ---------         -----


(b) Warrants

   With respect to warrants, the Company had a balance of 1,098,817 outstanding and exercisable at December 31, 1996 with a weighted average exercise price of $6.38. All of the warrants expired during 1997.

(c) Stock issuance

   In February 1996, the Company executed an agreement with its prior contract manufacturer which established the terms and conditions pursuant to which the Company wound down its affairs with this manufacturer. The terms of this agreement included the issuance to the manufacturer of 1,371,966 shares of the Company's common stock at market value, valued at $1,955,052, which amount was applied to the Company's outstanding debt to the manufacturer.

   Included in a May 1997 agreement with Franklin (Note 3), the Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction.

   Also in May 1997, the Company issued to its president 62,500 shares of the Company's common stock at market value, valued at $2,500, which was applied to accrued salaries due to the president.

   Finally in May 1997, the Company entered into an agreement with GSS, a manufacturer of the Company's products (Note 8(d)), under which the Company paid cash and issued 500,000 shares of non-voting, non-cumulative, convertible preferred stock, with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of issuance, as full and final settlement of outstanding liabilities. The preferred stock has a $1.00 per share liquidation preference and each share is convertible into four (4) shares of the Company's common stock. Pursuant to the Plan of Reorganization, the 500,000 shares of outstanding preferred stock will be converted into 2,000,000 shares of the Company's common stock.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

10.  MAJOR CUSTOMERS AND INTERNATIONAL SALES

   In 1996, the Company had two customers whose purchases, totaling $3,100,000, each exceeded 10% of the Company's net sales. During 1996, approximately 15% of the Company's net sales were international sales, primarily in Europe.

   In 1997, the Company had one customer whose purchases, totaling $418,000, exceeded 10% of the Company's net sales. During 1997, approximately 15% of the Company's net sales were international sales, again primarily in Europe.


11.  PRICE PROTECTION

   During the first three quarters of 1997, the Company instituted programs to reduce the retail price of two of its older product lines. Accordingly, established retail accounts were issued credits for on-hand inventory equal to the difference between the wholesale price at which they had purchased the products and their new wholesale price, which was based on the reduced retail price. The total cost to the Company for this 1997 program was $206,000.


12.  DISCONTINUED MODEL COSTS

   As of December 31, 1996, the Company decided to discontinue future production of its IQ-VOICE Tell-It Phone as well as write off costs relating to its Diary/Organizer product, previously capitalized. The Diary/Organizer was designed for girls between the ages of seven to thirteen, and featured games and activities which utilized the Company's VoiceLogic technology. Due to the high marketing and start-up manufacturing costs associated with the introduction of this product, the Company, due to the limitation of cash resources, was unable to introduce this product and did not believe that sufficient cash resources would be available. As a result, at December 31, 1996, the Company wrote off $419,960, which was the book value of product development costs related to the discontinued products.

   As of December 31, 1997, the Company decided to discontinue future production of its IQ-VOICE Organizer/Pagers, its low cost line of IQ-VOICE Organizers, and its original battery operated IQ-VOICE Organizer. As a result, the Company wrote down the inventory value of the related finished goods by $828,213 in accordance with the lower of cost or market methodology. Also, the Company wrote off $302,082, which was the book value of tooling and product development costs related to the discontinued products. As such, the total cost charged to operations in 1997 related to discontinued products was $1,130,295.


13.  SUPPLEMENTAL CASH FLOW INFORMATION

   During the years ended December 31, 1996 and 1997, the Company paid $228,000 and $140,000 in interest expense, and $800 in minimum state income taxes for each year.

Supplemental non-cash financing and investing activities were as follows:


                                                                                     YEARS ENDED
                                                                                     DECEMBER 31,
                                                                                ---------------------
                                                                                   1996       1997
                                                                                ----------   --------
Issuance of compensatory stock options (Note 9(a))                              $   48,000   $     --
Issuance of compensatory stock options to related party (Notes 8(b) and 9(a))       50,000         --
Issuance of common stock to vendor (Note 9(c))                                   1,955,052         --
Issuance of common stock to president (Note 9(c))                                       --      2,500
Issuance of preferred stock to vendor (Note 9(c))                                       --    500,000

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

14.  INCOME TAXES

   Unused net operating losses of approximately $27,000,000 are available as of December 31, 1997 to offset future years' federal taxable income, and expire through 2012. Unused California net operating losses of approximately $12,000,000 are available as of December 31, 1997 to offset future years' California taxable income and expire through 2002. Under federal tax law IRC
Section 382, certain significant changes in ownership of the Company may restrict future utilization of these carryforwards. In the event the loss carryforwards are fully utilizable, the Company has a deferred tax asset of approximately $10,000,000 as of December 31, 1997. In addition, the Company has research and development tax credits of approximately $250,000 and $123,000 for Federal and California tax purposes respectively. They will begin to expire in 2007. The Company has a valuation allowance equal to, and which offsets, the net deferred tax asset as the Company cannot conclude that it is more likely than not the net deferred tax asset will be realized.


15.  RELATED PARTY TRANSACTIONS

   During 1996 and 1997 the Company paid royalties of $98,000 and $82,000, respectively, to a director of the Company. Further, during 1996 the Company granted stock options which were cumulatively $50,000 lower than market value to the same director (Notes 8(b) and 9(a)).

   Also during 1997, the Company paid $31,000 to its former president/CEO relating to agreements entered into in May 1997 (Note 8(c)).

   Finally in 1997, the Company issued to its current president 62,500 shares of the Company's common stock at market value, valued at $2,500, which was applied to accrued salaries due to its president (Note 9(c)).

                                  EXHIBIT INDEX

*       3(a)      Articles of Incorporation, as amended
*       3(b)      Bylaws, as amended
*       4(a)      Form of Warrant Agreement with U.S. Stock Transfer Corp.
*       4(b)      Form of Representative's Unit Purchase Option
*       4(c)      Specimen of Common Stock Certificate of Registrant
*       4(d)      Form of Warrant Certificate
*       10(a)     1992 Stock Option Plan
***     10(aa)    1994 Stock Option Plan
*       10(b)     Employment Agreement with Michael Bissonnette
*       10(c)     Employment Agreement with Edward M. Krakauer
*       10(d)     Employment Agreement with Jerry Gutterman
****    10(dd)    1994 Consulting Agreement between Registrant and Jerry Gutterman
*       10(e)     Non-Qualified Stock Option Agreement with Edward M. Krakauer
*       10(f)     Non-Qualified Stock Option Agreement with Jerry Gutterman
*       10(g)     Agreement and Stock Option Agreement with Jerry Gutterman
*       10(h)     Leases for Canoga Park, California
*       10(hh)    Additional Leases for Canoga Park, California
***     10(hhh)   Additional Leases for Canoga Park and Chatsworth, California
****    10(hhhh)  Lease for Executive Offices, Sherman Oaks, California
*       10(i)     License Agreement with ESSO Development, Inc.
*       10(j)     Manufacturing and Warrant Agreements with Flextronics (Malaysia) SDN, BHD
*       10(l)     Agreements with Regal Communications Corporation
**+     10(m)     Stock Option Agreement between Michael Bissonnette and Edward Krakauer
**+     10(n)     Escrow Agreement among Michael Bissonnette, Edward Krakauer and
                  U.S. Stock Transfer Corporation
**+     10(o)     Registration Rights Agreement between Registrant and Edward Krakauer
**+     10(p)     1993 Employment Agreement between Registrant and Edward Krakauer
**+     10(pp)    Indemnity Agreement between Registrant and Edward Krakauer
(1)+    10(ppp)   Amendment to Employment Agreement with Edward M. Krakauer
+       10(pppp)  Amendment to Employment Agreement with Edward M. Krakauer
+       10(ppppp) Termination Agreement with Edward M. Krakauer
+       10(pppppp)Consulting Agreement with Edward M. Krakauer
**+     10(q)     Amendment to Employment Agreement between Michael Bissonnette and Registrant
*** +   10(qq)    Indemnity Agreement between Registrant and Michael Bissonnette
***+    10(qqq)   1994 Consulting Agreement between Registrant and Michael Bissonnette
***+    10(r)     Indemnity Agreement between Registrant and Jerry Gutterman
***+    10(s)     Employment Agreement between Registrant and Mitchell Rubin
***+    10(ss)    Indemnity Agreement between Registrant and Mitchell Rubin
****    10(sss)   Registration Rights Agreement and Amendment thereto between Registrant and Mitchell Rubin
(1)+    10(ssss)  Amendment to Employment Agreement with Mitchell B. Rubin
+       10(sssss) Amendment to Employment Agreement with Mitchell B. Rubin
        10(s.6)   Amended Employment Agreement with Mitchell B. Rubin
****+   10(t)     Employment Agreement with Mark L. Frankel
(1)+    10(tt)    Amendment to Employment Agreement with Mark L. Frankel
****    10(u)     Employment Agreement with George H. Fischer
+       10(uu)    Amendment to Employment Agreement with George H. Fischer
*****   10(v)     Flextronics Termination Agreement
(2)     10(vv)    Settlement Agreement with Flextronics
(1)+    10(w)     Employment Agreement with Kenneth I. DeWitt
(1)+    10(ww)    Amendment to Employment Agreement with Kenneth I. DeWitt
+       10(www)   Amendment to Employment Agreement with Kenneth I. DeWitt
        10(w.4)   Amended Employment Agreement with Kenneth I. DeWitt
(1)     10(x)     Business Cooperation Agreement with Hansol Electronics, Inc.
(2)     10(xx)    Termination Agreement with Hansol Electronics, Inc.
(1)     10(y)     Assignment Agreement for Technology with Myron Hitchcock
(1)     10(yy)    Stock Option Agreement regarding Assignment Agreement for Technology with
                  Myron Hitchcock

(1)     10(z)     Loan Agreement with Manufacturers Bank
(1)     10(zz)    Amendment to Loan Agreement with Manufacturers Bank
(2)     10.1      MobileComm Joint Purchase and Marketing Agreement
(2)     10.1.1    MobileComm Settlement Agreement
(2)     10.1.2    MobileComm Amended Settlement Agreement
(2)     10.2      Employment Agreement with Larry Kloman
(2)     10.3      Manufacturing Agreement with GSS/Array
(2)     10.3.1    Agreement for Discounted Payment and Adequate Assurance of Performance
                  with GSS/Array
(2)     10.4      Loan Agreement with KBK Financial
(2)     10.5      Letter of Intent from Voice It Worldwide, Inc.
(2)     10.5.1    Termination Letter from Voice It Worldwide, Inc.
(2)     10.6      Letter of Intent from Franklin Electronic Publishers, Inc.
(2)     10.6.1    Security Agreement with Franklin Electronic Publishers, Inc.
(2)@    10.6.2    Purchase and Loan Agreement with Franklin Electronic Publishers, Inc.
(2)@    10.6.3    Technology Transfer Agreement with Franklin Electronic Publishers, Inc.
        10.6.4    Revised Loan and Security Agreement with Franklin Electronic Publishers,
                  Inc. dated September 22, 1997
        10.6.5    Letter Agreement of October 7, 1997 Regarding Post Petition Financing
                  Agreement and Loan and Security Agreement
        10.6.6    Amendment to Loan and Security Agreement with Franklin Electronic
                  Publishers, Inc. dated September 22, 1997
(2)     10.7      Lease for Executive Offices, Tarzana, California
        10.7.1    Amendment Number One to Lease for Executive Officers, Tarzana, California
        10.7.2    Amendment Number Two to Lease for Executive Officers, Tarzana, California
        10.8      Disclosure Statement and Plan of Reorganization for Voice Powered
                  Technology International, Inc. dated as of January 21, 1998
        21        Subsidiaries:  None
(2)     23        Consent of BDO Seidman, LLP

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

(2) Previously filed with, and incorporated herin by reference from Registrant's Form 10-KSB for the year ended December 31, 1996.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, there and to duly authorized.



                                           VOICE POWER TECHNOLOGY
                                           INTERNATIONAL, INC.

                                           /s/ Mitchell B. Rubin
                                    -----------------------------------
DATE:  April 15, 1998               By:    Mitchell B. Rubin
                                           President and CEO



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                       Title                                    Date
---------                       -----                                    ----
/s/ Mitchell B. Rubin
------------------------
Mitchell B. Rubin               President, CEO, and
                                Chairman of the Board                    April 15, 1998


/s/ Kenneth I. DeWitt
------------------------
Kenneth I. DeWitt               Vice President and Director              April 15, 1998


/s/ Myron Hitchcock
------------------------
Myron Hitchcock                 Director                                 April 15, 1998