Form 10QSB
period 1998-03-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1998-05-26
CIK 890447

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from __________ to __________


                           Commission File No. 1-11476


                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


          California                                      95-3977501
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number )


   18425 Burbank Boulevard, Suite 506                                  91356
          Tarzana, California                                        (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code: (818) 757-1100


Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of May 15, 1998, there were 16,049,072 shares of Voice Powered Technology International, Inc. Common Stock $.001 par value outstanding and 74,196,288 shares reserved for issuance pursuant to the registrant's Chapter 11 Plan of Reorganization.

   Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                             PAGE NUMBER
                                                                            -----------
      ITEM 1.        Financial Statements -- unaudited

      Balance Sheet as of March 31, 1998                                           3

      Statements of Operations for the three
      months ended March 31, 1998 and 1997                                         4

      Statements of Cash Flows for the three
      months ended March 31, 1998 and 1997                                         5

      Notes to Financial Statements                                                6-7


      ITEM 2.        Management's Discussion and Analysis
                     of Financial Condition and Results of Operations              8



PART II -- OTHER INFORMATION

      ITEM 2 .       Changes in Securities and Use of Proceeds                     11

      ITEM 5.        Other Information                                             11

      ITEM 6.        Exhibits and Reports on Form 8-K                              12

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS


                                                                                                          PRO FORMA
                                                                                        MARCH 31,        MARCH 31, 1998
                                                                                          1998             (NOTE 3)
                                                                                        --------           --------
Current assets
    Cash and cash equivalents                                                           $     27
    Receivables, net of allowance for doubtful accounts                                       34
    Inventory                                                                                159
    Prepaid expenses                                                                          12
                                                                                        --------
           Total current assets                                                              232
Property and equipment
    Equipment                                                                                401
    Other                                                                                     69
                                                                                        --------
                                                                                             470
    Less accumulated depreciation                                                            265
                                                                                        --------
Net property and equipment                                                                   205
Patents and technology rights, net of amortization                                           186
Deferred costs, net of amortization                                                          201
Other assets                                                                                  29
                                                                                        --------
           Total assets                                                                 $    853
                                                                                        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities not subject to compromise
    Accounts payable                                                                    $     67
    Accrued expenses                                                                         247               $147
    Loan payable                                                                             200
                                                                                        --------           --------
            Total current liabilities not subject to compromise                              514                414
Long term debt - plan loan payable                                                            --                350
                                                                                        --------           --------
            Total liabilities not subject to compromise                                      514                764
Liabilities subject to compromise (Note 2)                                                 3,240                 --
Commitments and contingencies
Stockholders' equity (deficit)
    Preferred stock, 10,000,000 shares authorized; $1.00 stated value, 500,000 shares issued and outstanding; aggregate
       liquidation preference of $500,000                                                    500                 --
    Common stock, 100,000,000 shares authorized;  $.001 stated value,
       16,011,572 (90,245,360) shares issued and outstanding                                  16                 90
    Additional paid-in capital                                                            27,897             30,057
    Accumulated deficit                                                                  (31,314)           (30,058)
                                                                                        --------           --------
            Total stockholders' equity (deficit)                                          (2,901)                89
                                                                                        --------           --------
Total liabilities and stockholders' equity (deficit)                                    $    853           $    853
                                                                                        ========           ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                      ---------------------------
                                                        1997               1998
                                                      --------           --------
Sales                                                 $  1,341           $    303
Less price protection                                       77                 --
                                                      --------           --------
   Net sales                                             1,264                303

Cost of goods sold                                         981                188
                                                      --------           --------
Gross profit                                               283                115


Operating costs
   Marketing                                               577                 68
   General and administrative                              652                255
   Research and development                                225                 91
   Warehouse                                               176                 54
                                                      --------           --------
Total operating costs                                    1,630                468
                                                      --------           --------

Operating loss                                          (1,347)              (353)

Other expense, net                                         (39)                (4)
                                                      --------           --------

Loss before reorganization item                       $ (1,386)          $   (357)

Reorganization items
   Fees associated with Disclosure Statement
      and Plan of Reorganization                            --                (36)
   Professional fees                                        --                (24)
                                                      --------           --------

Net loss                                              $ (1,386)          $   (417)
                                                      ========           ========

Net loss per common share                             $   (.10)          $   (.03)
                                                      ========           ========

Weighted average common
   shares outstanding                                   13,949             16,011
                                                      ========           ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1997              1998
                                                                      -------           -------
Cash flows from operating activities:
   Net loss                                                           $(1,386)          $  (417)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                     181               103
   Changes in operating assets and liabilities:
        Decrease in restricted cash                                        75                --
        Decrease in receivables                                         1,167               115
        (Increase) decrease in inventory                                 (108)               55
        (Increase) decrease in prepaid expenses                            52                (1)
        Increase in other assets                                           (7)               --
        Decrease in pre-petition accounts payable                        (171)               --
        Increase in post-petition accounts payable                         --                 4
        Increase (decrease) in pre-petition accrued expenses              (83)               11
        Increase in post-petition accrued expenses                         --               108
                                                                      -------           -------
             Net cash used in operating activities                       (280)              (22)
                                                                      -------           -------
Cash flows from investing activities:
   Capital expenditures                                                   (68)               --
   Expenditures for deferred costs                                        (64)               --
                                                                      -------           -------
            Net cash used in investing activities                        (132)               --
                                                                      -------           -------
Cash flows from financing activities:
   Proceeds from pre-petition note payable                                500                --
   Proceeds from post-petition note payable                                --                15
                                                                      -------           -------
            Net cash provided by financing activities                     500                15
                                                                      -------           -------
Net increase (decrease) in cash and cash equivalents                       88                (7)
Cash and cash equivalents at the beginning of the year                    227                34
                                                                      -------           -------
Cash and cash equivalents, March 31                                   $   315           $    27
                                                                      =======           =======


SUPPLEMENTAL DISCLOSURE

Interest paid                                                         $    43           $     5
                                                                      =======           =======


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 -- On September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California ("Court"), under the provisions of Chapter 11 of the Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief are stayed while the Company continues business operations as a "Debtor-In-Possession." These claims are reflected in the March 31, 1998 balance sheet as "liabilities subject to compromise."

On January 21, 1998, the Company, in conjunction with Franklin Electronic Publishers, Inc. ("Franklin"), the Company's largest secured creditor, filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan included a significant reduction of the Company's pre-petition obligations, in addition to Franklin's waiving its pre-petition secured claim in the amount of $1,733,990 in exchange for an 80% interest in the equity of the Company. The Disclosure Statement was approved as to form by the Bankruptcy Court, and was submitted to all interested parties for approval. On March 16, 1998, the Company filed a motion with the Bankruptcy Court for confirmation of the Plan, and at a hearing held on April 23, 1998, the Company's motion for confirmation of the Plan was granted and the order confirming the Plan was entered by the Court on April 29,1998 (the "Order"). The Plan became effective on May 12, 1998 (the "Effective Date").

The financial statements have been prepared by the Company in accordance with Statement of Position 90-7: Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The Company incurred a loss of $417,000 for the three months ended March 31, 1998, and had an accumulated deficit of $2,901,000 and had negative working capital of $293,000 at March 31, 1998. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments to the financial statements that may be necessary should the Company be unable to continue as a going concern.


NOTE 3 --In accordance with the Plan, on or about May 12, 1998, the following occurred: 1)The Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses (the Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis with principal all due and payable in a lump sum payment five years from the Effective Date); 2) The 500,000 shares of outstanding convertible preferred stock is deemed converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin will be issued 72,196,288 shares of the Company's common stock, which equates to an 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990.

The pro forma amounts for March 31, 1998 presented in the accompanying balance sheet include the effect of the above transactions which would result in a decrease to accrued expenses of $100,000 (related to administrative expenses which will be paid from the proceeds of the Plan Loan); an increase to long term debt as a result of receipt of the proceeds from the Plan Loan in the amount of $350,000; a decrease to liabilities subject to compromise in the amount of $3,240,000 as a result of the settlement of such liabilities in accordance with the terms of the Plan; a decrease to preferred stock of $500,000 resulting from its conversion to common stock; an increase to common stock of $74,000 and an increase to additional paid-in capital of $2,160,000 resulting from the conversion of the preferred stock as well as the new common stock issuance to Franklin; and a decrease to the Company's accumulated deficit of $1,256,000 resulting from extraordinary income from forgiveness of debt of approximately $1,273,000 less second quarter 1998 administrative expenses not accrued as of March 31, 1998 of approximately $17,000.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)

Success of the Company after confirmation of the Plan is dependent, among other things, on reaching a satisfactory level of profitability and generating sufficient cash flow resources to meet ongoing obligations. The Company intends to seek to obtain adequate working capital resources, either through internally generated cash flow or external sources, in order to increase its sales and distribution of its products, resume research and development activities for new products and improvements to its Technology, dedicate additional resources to the development of licensing opportunities for its Technology, and explore further improvements to its PC compatible IQ- VOICE(TM) Organizers inclusive of improvements to its PCLink software. No assurance can be given that the Company will be able to achieve such level of profitability, or be able to obtain the required working capital. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Further, as of the Effective Date, the Company became an 80% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


        Since the calendar quarter ended December 31, 1995, the Company has experienced sustained significant operating losses. These losses were the result of multiple factors inclusive of unsuccessful introductions of new models of the Company's core product line (the IQ-VOICE Organizer), failed launches of new products, increased competition from lower priced digital recorders, and a general decline in domestic retail sales of the entire hand-held electronics category.

        Through 1996 and the first nine months of 1997, the Company attempted to improve its financial condition by reducing fixed operating costs, liquidating inventories, streamlining operating departments, and entering into two significant transactions in an attempt to strengthen the Company's financial position. Despite these efforts, the Company was unable to generate sufficient revenues and gross profit to sustain its ongoing operations, further depleting cash and working capital.

        On September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code (Case No. LA 97-46292-VZ). Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief are stayed while the Company continues business operations as a "Debtor-In-Possession."

        As a result of concern on the part of the Company's major domestic retail customers regarding the Company's financial stability, the limited cash and working capital resources available to the Company and the potential exposure to the Company which would result from price protection, advertising, and stock balancing commitments required by these major retail customers, the Company discontinued shipments of its IQ-VOICE Organizer products to many of its major retail customers since the commencement of the Bankruptcy Proceedings. At present, the Company is engaged in only limited business activities consisting of sales of IQ-VOICE Organizer products to smaller retailers and wholesale accounts, to international distributors, and through various direct marketing programs. As a result of this contraction, the Company has significantly decreased its variable and fixed operating costs, including the reduction of a number of its officers and other employees.

        On January 21, 1998, the Company, in conjunction with Franklin Electronic Publishers, Inc. ("Franklin"), the Company's largest secured creditor, filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan included a significant reduction of the Company's pre-petition obligations, in addition to Franklin's waiving its pre-petition secured claim in the amount of $1,733,990 in exchange for an 80% interest in the equity of the Company. The Disclosure Statement was approved as to form by the Bankruptcy Court, and was submitted to all interested parties for approval. On March 16, 1998, the Company filed a motion with the Bankruptcy Court for confirmation of the Plan, and at a hearing held on April 23, 1998, the Company's motion for confirmation of the Plan was granted and the order confirming the Plan was entered by the Court on April 29,1998 (the "Order"). The Plan became effective on May 12, 1998 (the "Effective Date").


        In accordance with the Plan, on the Effective Date, the following occurred: 1)The Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses (the Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis with principal all due and payable in a lump sum payment five years from the Effective Date); 2) The 500,000 shares of outstanding convertible preferred stock is deemed converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan Franklin will be issued 72,196,288 shares of the Company's common stock, which equates to an 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990.


        The effects of these transactions result in a decrease to accrued expenses of $100,000 (related to administrative expenses which will be paid from the proceeds of the Plan Loan); an increase to long term debt as a result of receipt of the proceeds from the Plan Loan in the amount of $350,000; a decrease to liabilities subject to compromise in the amount of $3,240,000 as a result of the settlement of such liabilities in accordance with the terms of the Plan; a decrease to preferred stock of $500,000 resulting from its conversion to common stock; an increase to common stock of $74,000 and an increase to additional paid-in capital of $2,160,000 resulting from the conversion of the preferred stock as well as the new common stock issuance to Franklin; and a decrease to the Company's accumulated deficit of $1,256,000 resulting from extraordinary income from forgiveness of debt of approximately $1,273,000 less second quarter 1998 administrative expenses not accrued as of March 31, 1998 of approximately $17,000.


        RESULTS OF OPERATIONS


        For the three months ended March 31, 1998, the Company reported an operating loss of $353,000, as compared to an operating loss of $1,347,000 for the three months ended March 31, 1997. After including other expenses and reorganization items, the Company reported a net loss of $417,000, or $.03 per share, for the three months ended March 31, 1998, and a net loss of $1,386,000, or $.10 per share, for the three months ended March 31, 1997.

        Sales for the three months ended March 31, 1998 were $303,000, while sales for the three months ended March 31, 1997 were $1,341,000. After incurring price protection costs of $77,000 charged against sales during the first quarter of 1997, net sales for the three months ended March 31, 1997 were $1,264,000. The decrease in sales, as noted above, related primarily to the decreased levels of sales to retail customers as a result of the Company's bankruptcy filing. The 1997 price protection costs were incurred to reduce the retail price of the IQ-VOICE Organizer/Pager, a subsequently discontinued product. Accordingly, established retail accounts were issued credits for on-hand inventory equal to the difference between the wholesale price at which they had purchased the products and their new wholesale price which is based on the reduced retail price.

        Gross profit and gross profit percentage were $115,000 and 38% for the three months ended March 31, 1998, as compared to $283,000 and 21% for the three months ended March 31, 1997. The decrease in gross profit was a result of the decreased level of sales as discussed above. The increase in the gross profit percentage related to the fact that 1998 sales consisted of a higher percentage of new products which carry a higher gross profit margin, while 1997 sales included liquidation efforts relating to older products which were sold at or near book value.

        Total operating expenses for the three months ended March 31, 1998 and 1997 were $468,000 and $1,630,000, respectively. The decrease in expenses is the result of decreased costs associated with the Company's decreased sales volume, as well as efforts made by the Company to significantly reduce its fixed costs.

        Marketing expenses for the three months ended March 31, 1998 and 1997 were $68,000 and $577,000, respectively. The decrease is associated with the Company's lower volume of sales and the related lower marketing and distribution costs, as well as lower fixed costs. As such, the Company incurred decreased costs related to salaries, advertising and promotional costs, and international sales expenses.

        General and administrative expenses decreased to $255,000 for the three months ended March 31, 1998 from $652,000 for the three months ended March 31, 1997. The decrease is the result of the Company's lower fixed costs including salaries, consultants, rent, and depreciation.

        Research and development expenses for the three months ended March 31, 1998 and 1997 were $91,000 and $225,000, respectively. The decrease is primarily the result of decreased salaries and amortization. The Company had substantively suspended development of new and existing products during the course of the bankruptcy proceedings.

        Warehouse and distribution expenses decreased to $54,000 for the three months ended March 31, 1998 from $176,000 for the three months ended March 31, 1997. The decrease is directly related to the Company's decreased sales. As such, the Company incurred decreases to temporary labor costs, freight costs, and third party fulfillment costs.

        Other expense was $4,000 and $39,000 for the three months ended March 31, 1998 and March 31, 1997, respectively, primarily relating to interest expense.

        Included as reorganization items incurred as a result of the Company's Bankruptcy Proceedings are $36,000 in expenses relating to the Plan, and $24,000 in expenses relating to legal fees.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company has incurred significant, sustained net losses for the past three years, including $417,000 for the three months ended March 31, 1998. Further, the Company has an accumulated deficit of $2,901,000 and negative working capital of $293,000 at March 31, 1998. Because of these and other factors, on September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. Throughout the course of the Bankruptcy Proceedings, the Company had been operating as a "Debtor in Possession" under such code.

        At a hearing in the Court on April 23, 1998 the Company's motion for confirmation of the Plan was granted and an Order confirming the Plan was entered April 29,1998 with an Effective Date of May 12, 1998. In accordance with the Plan, on the Effective Date, the following occurred: 1)The Company received the Plan Loan of $350,000 from Franklin to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses (the Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis with principal all due and payable in a lump sum payment five years from the Effective Date); 2) The 500,000 shares of outstanding convertible preferred stock is deemed converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan Franklin will be issued 72,196,288 shares of the Company's common stock, which equates to an 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990.

        The effects of these transactions result in a decrease to accrued expenses of $100,000 (related to administrative expenses which will be paid from the proceeds of the Plan Loan); an increase to long term debt as a result of receipt of the proceeds from the Plan Loan in the amount of $350,000; a decrease to liabilities subject to compromise in the amount of $3,240,000 as a result of the settlement of such liabilities in accordance with the terms of the Plan; a decrease to preferred stock of $500,000 resulting from its conversion to common stock; an increase to common stock of $74,000 and an increase to additional paid-in capital of $2,160,000 resulting from the conversion of the preferred stock as well as the new common stock issuance to Franklin; and a decrease to the Company's accumulated deficit of $1,256,000 resulting from extraordinary income from forgiveness of debt of approximately $1,273,000 less second quarter 1998 administrative expenses not accrued as of March 31, 1998 of approximately $17,000.

        Success of the Company after confirmation of the Plan is dependent, among other things, on reaching a satisfactory level of profitability and generating sufficient cash flow resources to meet ongoing obligations. The Company intends to seek to obtain adequate working capital resources, either through internally generated cash flow or external sources, in order to increase its sales and distribution of its products, resume research and development activities for new products and improvements to its Technology, dedicate additional resources to the development of licensing opportunities for its Technology, and explore further improvements to its PC compatible IQ- VOICE(TM) Organizers inclusive of improvements to its PCLink software. No assurance can be given that the Company will be able to achieve such level of profitability, or be able to obtain the required working capital. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Further, as of the Effective Date, the Company became an 80% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

        The decrease in accounts receivable of $115,000 reflects the Company's overall decreased sales levels.

        The net increase in post-petition accounts payable and accrued expenses of $123,000 as of March 31, 1998 is mainly attributable to professional fees associated with the Company's reorganization and with the Company's annual audit.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        In accordance with the provisions of the Plan (a copy of which was filed as Exhibit 10.8 to the Company's Form 10-KSB for the fiscal year ended December 31,1997), the Company filed, effective May 6, 1998, a Certificate of Amendment of Articles of Incorporation in order to include a provision prohibiting the issuance of non-voting equity securities and to increase the number of authorized shares of Common Stock to 100,000,000 shares in order to provide for the issuance of the new Common Stock to Franklin.

        Also on the Effective Date, in accordance with the provisions of the Plan, the Company reserved for issuance 74,196,288 shares of its common stock consisting of; 1) 2,000,000 shares as a result of holders of convertible preferred stock being deemed to have exercised their right to convert such stock to common shares in complete satisfaction of their rights under such preferred stock and; 2) 72,196,288 for the conversion of Franklin's secured claim of $1,733,990 into common stock of the Company sufficient to giving Franklin an eighty percent (80%) equity interest in the Company (on a fully diluted basis following conversion of all of the Company's outstanding convertible preferred stock into common stock).

        Further, on the Effective Date, in accordance with the provisions of the Plan, all of the Company's outstanding options, warrants and any other legal or contractual rights to purchase the Company's common stock were deemed void and unenforceable after the Effective Date

ITEM 5.  OTHER INFORMATION

        In accordance with the Plan, on the Effective Date, the following occurred: 1)The Company received the Plan Loan of $350,000 from Franklin to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses (the Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis with principal all due and payable in a lump sum payment five years from the Effective Date); 2) The 500,000 shares of outstanding convertible preferred stock is deemed converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan Franklin will be issued 72,196,288 shares of the Company's common stock, which equates to an 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. Upon completion of the foregoing transactions, the Company's total outstanding common stock will be equal to 90,245,360 shares ( See Part II, Item 2. Changes in Securities and Use of Proceeds). Accordingly, holders of the Company's common stock as of the Effective Date will be subject to substantial dilution.

        The sole source for the payment of all pre-petition claims of unsecured creditors of the Company shall be the Plan Loan of $350,000 by Franklin which shall be used to create a fund (the "Creditor Fund") to be dedicated to the payment of such claims. Certain administrative expenses, priority claims and cure payments related to the assumption by the Company of certain pre-petition executory contracts will also be paid from the Creditor Fund before the remainder is distributed to general unsecured claims. The Company estimates that, after payment of allowable administrative expenses, priority claims and cure payments related to the assumption by the Company of certain pre-petition executory contracts, the balance remaining for general unsecured claims will be $0.10 on each dollar of such claims allowed. Post-petition liabilities incurred in the ordinary course of the Company's business (specifically including, without limitation, payroll expenses, commissions, rent and accounts payable for inventory purchases and other incidental operating expenses; but specifically excluding professional fees and expenses incurred prior to the Effective Date) were to be paid by the Company in the ordinary course and will not be paid from the Creditor Fund.

        Also in accordance with the provisions of the Plan, on the Effective Date, a new Board of Directors was appointed comprised of three executive officers of Franklin including Michael R. Strange, currently a Director and Executive Vice President of Franklin, Gregory J. Winsky, Senior Vice President of Franklin, and Kenneth H. Lind, Vice President and Treasurer of Franklin.

        The Company's new Board of Directors appointed Michael R. Strange to the position of Chairman of the Board and Chief Executive Officer and Mitchell B. Rubin, former President and CEO, to the position of President, Chief Operating Officer and Chief Financial Officer. Mr. Rubin was also appointed to serve on the Board of Directors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 3(aa) -- Certificate of Amendment of Articles of Incorporation

        Exhibit 10.8.1-- Order confirming Amended Disclosure Statement and Plan of Reorganization for Voice Powered Technology International, Inc. dated as of April 29, 1998



                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


Date:  May __, 1998       By:/s/ Mitchell B. Rubin
                             ---------------------
                             Mitchell B. Rubin, President and Chief Financial Officer