Form 10-Q
period 1998-06-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1998-08-19
CIK 890447

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from __________ to __________


                           Commission File No. 1-11476


                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


               California                               95-3977501
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification Number)


       21 W. Easy Street, Suite 106                       93065
         Simi Valley, California                        (Zip Code)
  (Address of principal executive offices)


Registrant's telephone number, including area code:   (805) 578-8330


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of July 31, 1998, there were 90,245,360 shares of Voice Powered Technology
     International, Inc. Common Stock $.001 par value outstanding.

   Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]



================================================================================

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                    PAGE NUMBER
                                                                    -----------
PART I -- FINANCIAL INFORMATION

     ITEM 1.  Financial Statements -- unaudited

     Balance Sheet as of June  30, 1998                                  3

     Statements of Operations for the six
     months ended June 30, 1998 and 1997                                 4

     Statements of Cash Flows for the six
     months ended June 30, 1998 and 1997                                 5

     Notes to Financial Statements                                      6-7


     ITEM 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations          8-10



PART II -- OTHER INFORMATION


     ITEM 2.  Changes in Securities and Use of Proceeds                 11

     ITEM 5.  Other Information                                         11

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                JUNE 30,
                                                                                 1998
                                                                               --------
Current assets
    Cash and cash equivalents                                                  $     66
    Receivables, net of allowance for doubtful accounts                              29
    Inventory                                                                       662
    Prepaid expenses                                                                  8
                                                                               --------
         Total current assets                                                       765

Property and equipment
    Equipment                                                                       408
    Other                                                                            69
                                                                               --------
                                                                                    477

    Less accumulated depreciation                                                   303
                                                                               --------
Net property and equipment                                                          174

Patents and technology rights, net of amortization                                  162
Deferred costs, net of amortization                                                 155
Other assets                                                                         25
                                                                               --------
         Total assets                                                          $  1,281
                                                                               ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion , long term debt (Note 3)                                  $     50
    Accounts payable                                                                522
    Accrued expenses                                                                131
    Deferred Income                                                                 103
                                                                               --------
Total current liabilities                                                           807

Long term debt - loans payable (Note 3)                                             550
                                                                               --------

          Total liabilities                                                       1,357

Stockholders' equity (deficit)
    Common stock, 100,000,000 shares authorized; $.001 stated value,
      90,245,360 shares issued and outstanding                                       90
    Additional paid-in capital                                                   30,057
    Accumulated deficit                                                         (30,223)
                                                                               --------
          Total stockholders' equity (deficit)                                      (76)
                                                                               --------
Total liabilities and stockholders' equity (deficit)                           $  1,281
                                                                               ========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                      JUNE 30,                             JUNE 30,
                                            ---------------------------           ---------------------------
                                              1997               1998               1997               1998
                                            --------           --------           --------           --------
Sales                                       $    527           $    588           $  1,868           $    891
Less price protection                             --                 --                 77                 --
                                            --------           --------           --------           --------
   Net sales                                     527                588              1,791                891

Cost of goods sold                               365                306              1,346                495
                                            --------           --------           --------           --------

Gross profit                                     162                282                445                396


Operating costs
   Discontinued model costs                      790                 --                790                 --
   Marketing                                     257                 65                834                134
   General and administrative                    642                232              1,294                521
   Research and development                      180                 78                405                169
   Warehouse                                     137                 52                313                106
                                            --------           --------           --------           --------
     Total costs and expenses                  2,006                427              3,636                930
                                            --------           --------           --------           --------

Operating loss                                (1,844)              (145)            (3,191)              (534)

Other income (expense)
   Gain on sale of assets                        141                 --                141                 --
   Sale of technology license                    700                 --                700                 --
   Forgiveness of debt (Note 3)                1,388              1,288              1,388              1,288
   Reorganization expense                                           (46)                                  (70)
   Other expense, net                            (72)                (6)              (111)               (10)
                                            --------           --------           --------           --------

Net income (loss)                           $    313           $  1,091           $ (1,073)          $    674
                                            ========           ========           ========           ========

Net income (loss) per common share          $    .02           $    .02           $   (.07)          $    .02

Weighted average common
    shares outstanding                        15,064             53,138             14,553             37,264
                                            ========           ========           ========           ========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1997               1998
                                                                                        -------           -------
Cash flows from operating activities:
  Net loss                                                                              $(1,073)          $   674
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Compensatory stock options                                                             2                --
       Depreciation and amortization                                                        355               211
       Discontinued model costs                                                             790                --
      Gain on sale of assets                                                               (141)               --
      Gain on forgiveness of debt                                                        (1,388)            (1288)
Changes in operating assets and liabilities
       Decrease in restricted cash                                                           75                --
       Decrease in receivables                                                            1,593               119
       Decrease (Increase) in inventory                                                     411              (449)
       Decrease in prepaid expenses                                                           9                 3
       (Increase) Decrease in deferred costs                                                (98)               --
       Decrease in other assets                                                              33                 4
       (Decrease) Increase in post-petition accounts payable                             (2,027)              458
       Decrease in post-petition accrued expenses                                          (310)               (7)
       Increase in Deferred Income                                                           --               103
       Decrease in pre-petition liabilities subject to compromise                            --              (208)
                                                                                        -------           -------
     Net cash used in operating activities                                               (1,769)             (380)
                                                                                        -------           -------
Cash flows from investing activities:
  Proceeds from sale of equipment                                                            65                --
  Capital expenditures                                                                      (84)               (4)
                                                                                        -------           -------
             Net cash provided by (used in) investing activities                            (19)               (4)
                                                                                        -------           -------
Cash flows from financing activities:
  Proceeds from post-petition loans payable                                                  --               415
  Proceeds from (payments on) note payable                                                1,709                --
   Proceeds from sale of common stock                                                       152                --
                                                                                        -------           -------
             Net cash provided by financing activities                                    1,861               415
                                                                                        -------           -------
Net increase in cash and cash equivalents                                                    73                31
Cash and cash equivalents at the beginning of the year                                      227                35
                                                                                        -------           -------
Cash and cash equivalents, June 30                                                      $   300           $    66
                                                                                        =======           =======
SUPPLEMENTAL DISCLOSURE:

Interest paid                                                                           $    91           $    --
                                                                                        =======           =======
Non-cash financing and investing activities:
        Issuance of preferred stock to vendor                                               500              (500)
        Conversion of preferred stock to common stock                                                         500
        Issuance of common stock in consideration of pre-petition loan payable                              1,734



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 -- On September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California ("Court"), under the provisions of Chapter 11 of the Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief were stayed while the Company continued business operations as a "Debtor-In-Possession."

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

The financial statements have been prepared by the Company in accordance with Statement of Position 90-7: Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The Company incurred an operating loss of $534,000 for the six months ended June 30, 1998, had an accumulated deficit of $30,223,000 and had negative working capital of $42,000 at June 30, 1998. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments to the financial statements that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 --In accordance with the Plan, on or about May 12, 1998, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses; 2) the 500,000 shares of outstanding convertible preferred stock was converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equates to an 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. The Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis, with principal all due and payable in a lump sum payment five years from the Effective Date.

In addition, the Company renegotiated the terms of its post-petition secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of this agreement. This loan was previously due and payable the earliest of (a) May 15, 1998; (b) the effective date of an order confirming a plan of reorganization of the Company; or (c) at the option of Lender, immediately and without notice upon the occurrence or during the continuation of an Event of Default as defined in the agreement. Interest had been accrued at 12% per annum. Under the terms of the new agreement entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and the principal balance of $250,000 is payable in two installments; 1) $50,000 on or before May 12, 1999 and; 2) the balance of $200,000 in a lump sum payment five years from the Effective Date.

The balance sheet as of June 30, 1998 includes the effect of the above transactions which resulted in an increase to long term debt in the amount of $550,000 as a result of renegotiation of the post petition Loan and Security Agreement and receipt of the proceeds from the Plan Loan; a decrease to liabilities subject to compromise in the amount of $3,240,000 as a result of the settlement of such liabilities in accordance with the terms of the Plan; a decrease in accrued expenses of $135,000 as a result of the payment of administrative expenses of the Bankruptcy Proceedings; a decrease to preferred stock of $500,000 resulting from its conversion to common stock; an increase to common stock of $74,000 and an increase to additional paid-in capital of $2,160,000 resulting from the conversion of the preferred stock as well as the new common stock issuance to Franklin; and a decrease to the Company's accumulated deficit of $1,288,000 resulting from forgiveness of debt.

     ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



     Since the calendar quarter ended December 31, 1995, the Company has experienced sustained significant operating losses. These losses were the result of multiple factors inclusive of unsuccessful introductions of new models of the Company's core product line (the IQoVOICE(TM) Organizer), failed launches of new products, increased competition from lower priced digital recorders, and a general decline in domestic retail sales of the entire hand-held electronics category.

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

     As a result of concern on the part of the Company's major domestic retail customers regarding the Company's financial stability, the limited cash and working capital resources available to the Company and the potential exposure to the Company which would result from price protection, advertising, and stock balancing commitments required by these major retail customers, the Company had discontinued shipments of its IQoVOICE Organizer products to many of its major retail customers since the commencement of the Bankruptcy Proceedings. For the six months ended June 30, 1998, the Company's domestic business activities have consisted of sales of IQoVOICE Organizer products to smaller retailers and wholesale accounts and through various direct marketing programs. As a result of this contraction, the Company has significantly decreased its variable and fixed operating costs, including the reduction of a number of its officers and other employees.

     In March, 1998, the Company entered into an agreement with Calidad Valor Garantia S.A.DE C.V., a television marketing company headquartered in Mexico ("CVG"), granting CVG exclusive marketing rights for its IQoVOICE Organizer products within the country of Mexico contingent upon CVG achieving certain minimum sales objectives. CVG's primary method of marketing is via direct sales to end users through television advertising. CVG, at its sole cost and expense, produced a thirty (30) minute television program, known as an infomercial, featuring the IQoVOICE Organizer. This infomercial clearly demonstrates all of the benefits and functionality of the Organizer and offers the viewer the opportunity to order the Organizer direct from CVG. This form of direct sales has proven to be successful in Mexico. For the three months ended June 30, 1998, sales to CVG totalled $273,500, representing forty-six per cent (46%) of the Company's total sales for this three month period. The Company and CVG are, at present, planning to expand this marketing approach to other countries in Latin America as well as producing a new infomercial for airing in the US and European markets.

     In June, 1998, the Company purchased $457,000 of inventory from Franklin which included a variety of models of electronic organizers. The Company intends to utilize its direct marketing and other channels of distribution to sell this inventory in order to generate additional sales and working capital.


               RESULTS OF OPERATIONS

     For the three and six month periods ended June 30, 1998, the Company reported operating losses of $145,000 and $534,000, respectively. For the three and six month periods ended June 30, 1997, the Company reported operating losses of $1,844,000 and $3,191,000, respectively. After adding other expense and forgiveness of debt, the Company reported a net income of $1,091,000 and $674,000 for the three months and six months ended June 30, 1998. For the three and six month periods ended June 30, 1997, the Company reported net income of $313,000 and a net loss of $1,073,000, respectively. The resulting effect per common share for the three and six months ended June 30, 1998 was income of $.02 per common share, while for the three and six months ended June 30, 1997, the Company reported net income per common share of $.02 and net loss of $.07, respectively.

     For the three and six month periods ended June 30, 1998, sales were $588,000 and $891,000, respectively. For the three and six months ended June 30, 1997, sales were $527,000 and $1,868,000, respectively. The increase in sales for the three months ended June 30, 1998 related primarily to the sales activities in Mexico as described above. For the six months ended June 30, 1998, the decrease in sales related primarily to decreased levels of sales to retail customers for the three months ended March 31, 1998 as a result of the Company's bankruptcy filing as compared to the same period in 1997.


     Gross profit and gross profit percentage were $162,000 and 48% and $396,000 and 44% for the three and six months ended June 30, 1998, respectively. For the three and six months ended June 30, 1997, gross profit and gross profit percentage were to $162,000 and 31% and $445,000 and 25% respectively. For the three months ended June 30, 1998, the increase in the gross profit was a result of the higher sales level as well as the impact of $52,500 in licensing revenues which have no cost of goods directly attributable to such revenues. The decrease in gross profit for the six months ended June 30, 1998 was a result of the decreased level of sales for the three months ended March 31, 1998 as discussed above. The increase in the gross profit percentage related to the fact that 1998 sales consisted of a higher percentage of new products which carry a higher gross profit margin as well as the impact of the previously discussed licensing revenues , while 1997 sales included liquidation efforts relating to older products which were sold at or near book value.

     Total operating costs for the three and six months ended June 30, 1998 were $427,000 and $930,000. Total costs and expenses for the three and six months ended June 30, 1997 were $2,006,000 and $3,636,000. The decreases in costs and expenses primarily relate to the Company's lower variable costs associated with its international distribution channels as well as the Company's efforts to decrease its fixed costs in all areas of operations as well as the elimination of charges resulting from discontinued model costs.

     For the three and six months ended June 30, 1998, marketing expenses were $65,000 and $134,000, respectively. For the three and six months ended June 30, 1997, marketing expenses were $257,000 and $834,000 respectively. The decreases in marketing expenses are associated with the lower volume of sales to domestic retail customers in comparison with the same period for 1997 which, typically, require a high level of advertising and promotional costs in contrast to the lower costs associated with the Company's international distribution channels which, in the six months ended June 30, 1998, accounted for a significantly higher percentage of sales. The Company was also successful in decreasing other fixed marketing costs including consultants, promotional costs, and amortization.

     General and administrative expenses decreased to $232,000 and $520,000 for the three and six month periods ended June 30, 1998 from $642,000 and $1,294,000 for the three and six month periods ended June 30, 1997. Included in expenses during the second quarter of 1997 is a one time charge of $190,000 relating to the termination agreements between the Company and its former president. After deducting that charge, general and administrative expenses decreased, primarily resulting from decreases in fixed costs including salaries, consulting fees, rent and legal fees.

     Research and development expenses decreased to $78,000 and $169,000 for the three and six months ended June 30, 1998 from $180,000 and $405,000 for the three and six months ended June 30, 1997. The decreases are primarily the result of decreased salaries and amortization. The Company had substantively suspended development of new and existing products during the course of the bankruptcy proceedings. The Company has resumed its research and development activities on a limited basis and anticipates these expenses to increase for the remaining six months of 1998.

     Warehouse and distribution expenses decreased to $52,000 and $106,000 for the three and six months ended June 30, 1998 from $137,000 and $313,000 for the three and six months ended June 30, 1997. The decreases are directly related to the decreased sales and related reductions in shipping costs, supplies, and temporary help.

     Other income for the six months ended June 30, 1998 included $1,288,000 in forgiveness of debt as a result of the settlements achieved on pre-petition obligations through the bankruptcy proceedings. Other income items included in the second quarter of 1997 relate to the agreements with Franklin, the Company's manufacturers, and certain other trade creditors (Notes 2 and 3 of Notes to Financial Statements). The Franklin transactions resulted in a gain of $141,000 from the sale of assets relating to the Company's IQoVOICE Organizer Models 5150 and 5160 (IQoVOICE Pocket Organizers), and other income of $700,000 from certain technology rights. The agreements with the Company's manufacturers and other trade creditors resulted in forgiveness of debt of $1,388,000.

     Other expense for the three and six months ended June 30, 1998 was $6,000 and $10,000. Other expense for the three and six months ended June 30, 1997 was $72,000 and $111,000. Other expense for the three and six months ended June 30, 1998 primarily relates to interest expense accrued for loans owed to Franklin.

     As a result of the Company's Bankruptcy Proceedings, reorganization expenses incurred for the three and six months ended June 30, 1998 was $32,000 and $56,000 relating to legal fees.

               LIQUIDITY

     The Company has incurred significant, sustained net losses for the past three years, including an operating loss of $534,000 for the six months ended June 30, 1998. In addition, at June 30, 1998, the Company had an accumulated deficit of $30,223,000 and had negative working capital of $42,000. Because of these and other factors, on September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. Throughout the course of the Bankruptcy Proceedings, the Company had been operating as a "Debtor in Possession" under such code. On January 21, 1998, the Company, in conjunction with Franklin Electronic Publishers, Inc. ("Franklin"), the Company's largest secured creditor, filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court. At a hearing held on April 23, 1998, the Company's motion for confirmation of the Plan was granted and the order confirming the Plan was entered by the Court on April 29,1998 (the "Order"). The Plan became effective on May 12, 1998 (the "Effective Date").

     The effect of the transactions related to the implementation of the Plan which were effected as of June 30, 1998 resulted in an increase to long term debt in the amount of $550,000; a decrease to liabilities subject to compromise in the amount of $3,240,000 as a result of the settlement of such liabilities in accordance with the terms of the Plan; a decrease in accrued expenses of $135,000 as a result of the payment of administrative expenses of the Bankruptcy Proceedings; a decrease to preferred stock of $500,000 resulting from its conversion to common stock; an increase to common stock of $74,000 and an increase to additional paid-in capital of $2,160,000 resulting from the conversion of the preferred stock as well as the new common stock issuance to Franklin; and a decrease to the Company's accumulated deficit of $1,288,000 resulting from forgiveness of debt.

     Success of the Company is dependent, among other things, upon reaching a satisfactory level of profitability and generating sufficient cash flow resources to meet ongoing obligations. The Company intends to obtain adequate working capital resources through internally generated cash flow in order to continue to increase the sales and distribution of its products, resume research and development activities for improvements to its Technology, explore further improvements to its PC compatible IQ- VOICE Organizers inclusive of improvements to its PCLink software, and dedicate additional resources to the development of licensing opportunities for its Technology. No assurance can be given that the Company will be able to achieve such level of profitability and thereby obtain the required working capital. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Further, as of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities.

     The decrease in accounts receivable of $119,000 is attributable mainly to the Company's emphasis on direct marketing and international sales for which the Company typically requires payment at the time of purchase.

     The increase in inventory of $449,000 and accounts payable of $458,000 is primarily attributable to the Company's purchase of inventory for resale from Franklin.

     The increase in deferred income of $103,000 is attributable to the deposits received from international distributors against pending purchase orders.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 12, 1998, in accordance with the provisions of the Plan, the Company issued 74,196,288 shares of its common stock consisting of; 1) 2,000,000 shares as a result of holders of convertible preferred stock converting such stock to common shares in complete satisfaction of their rights under such preferred stock and; 2) 72,196,288 for the conversion of Franklin's secured claim of $1,733,990 into common stock of the Company.

     In accordance with the provisions of the Plan, all of the Company's outstanding options, warrants and any other legal or contractual rights to purchase the Company's common stock were deemed void and unenforceable after the Effective Date.

ITEM 5.  OTHER INFORMATION

     In accordance with the Plan, on May 12, 1998, the following occurred: 1) the Company received the Plan Loan of $350,000 from Franklin to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses (the Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis with principal all due and payable in a lump sum payment five years from the Effective Date); 2) the 500,000 shares of outstanding convertible preferred stock is deemed converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan Franklin will be issued 72,196,288 shares of the Company's common stock, which equated to an 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. Upon completion of the foregoing transactions, the Company's total outstanding common stock is 90,245,360 shares (See Part II, Item 2. Changes in Securities and Use of Proceeds). Accordingly, holders of the Company's common stock as of the Effective Date were subject to substantial dilution.

     The sole source for the payment of all pre-petition claims of unsecured creditors of the Company was the Plan Loan of $350,000 by Franklin which was used to create the fund (the "Creditor Fund") dedicated to the payment of such claims. Certain administrative expenses, priority claims and cure payments related to the assumption by the Company of certain pre-petition executory contracts were also paid from the Creditor Fund before the remainder was distributed to general unsecured claims. After payment of allowable administrative expenses, priority claims and cure payments related to the assumption by the Company of certain pre-petition executory contracts, the balance remaining for general unsecured claims was be $0.09 on each dollar of such claims allowed. Post-petition liabilities incurred in the ordinary course of the Company's business (specifically including, without limitation, payroll expenses, commissions, rent and accounts payable for inventory purchases and other incidental operating expenses; but specifically excluding professional fees and expenses incurred prior to the Effective Date) were paid by the Company in the ordinary course of business.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VOICE POWERED TECHNOLOGY
                                            INTERNATIONAL, INC.


Date:  August 19, 1998                      By:     /s/ Mitchell B. Rubin
                                               ---------------------------------
                                            Mitchell B. Rubin, President,
                                            and Chief Financial Officer