Form 10KSB/A
period 1996-12-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1998-10-16
CIK 890447

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                          ----------------------------
                                  FORM 10-KSB/A
                                (Amendment No. 1)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996
                                       or
[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (No Fee Required) For the transition period from ______ to _______

                           Commission File No. 1-11476

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

             California                                 95-3977501
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification Number)

                          21 West Easy Street, Unit 106
                          Simi Valley, California 93065
                                 (805) 578-8330
          (Address and telephone number of principal executive offices)

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


         Check whether the issuer (l) filed all reports  required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No_X_

         Check if there is no  disclosure  of  delinquent  filers in response to
     Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB___.

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

     As   of April 30,  1997  there  were  13,949,072  shares  of Voice  Powered
          Technology   International,   Inc.  Common  Stock,  $.001  par  value,
          outstanding.

     Exhibit Index:  Page 3

(Note: This report amends the Registrant's report on Form 10-KSB originally filed on June 9, 1997. The purpose of this filing is to publicly file exhibits
10.6.2 and 10.6.3).

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




                                            VOICE POWER TECHNOLOGY
                                            INTERNATIONAL, INC.



                                                     /s/ Mitchell B. Rubin
DATE:  October __, 1998                     By:      Mitchell B. Rubin
                                                     President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                  Title                              Date


/s/ Gregory Winsky         Chief Executive Officer,
    Gregory Winsky         Secretary and Director             October ___, 1998


/s/ Mitchell B. Rubin      President, Chief Financial
    Mitchell B. Rubin      Officer and Director               October ___, 1998


/s/ Barry Lipsky           Director
    Barry Lipsky                                              October ___, 1998

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
                      Publishers, Inc.
         10.7         Lease for Executive offices, Tarzana, California
         11           Calculations of Earnings Per Share
         21           Subsidiaries:  None
         23           Consent of BDO Seidman, LLP
---------------

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

@                     Filed with this Form 10-KSB/A.
