Form 10QSB
period 1998-09-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1998-11-12
CIK 890447

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB


[X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the quarter ended September 30, 1998

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


     Check whether the issuer (l) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X_ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __X__ No ____

     As of September 30, 1998, there were 90,245,360 shares of Voice Powered Technology International, Inc. Common Stock $.01 par value outstanding.

   Transitional Small Business Disclosure Format (check one) Yes ____ No __X__

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS







                                                                    PAGE NUMBER
                                                                    -----------
PART I -- FINANCIAL INFORMATION


         Item 1.      Financial Statements -- unaudited

         Balance Sheet as of September 30, 1998                     3

         Statements of Operations for the three and
         nine months ended September 30, 1998 and 1997              4

         Statements of Cash Flows for the nine
         months ended September 30, 1998 and 1997                   5

         Notes to Financial Statements                              6



     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                     7-10



PART II -- OTHER INFORMATION

    Item 2.       Changes in Securities and Use of Proceeds         10

    Item 5.       Other Information                                 10


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                             (Amounts in Thousands)
                                   (Unaudited)

                                     Assets

                                                                             SEPTEMBER 30,
                                                                                 1998
                                                                               --------
Current assets
    Cash and cash equivalents                                                   $     55
    Receivables, net of allowance for doubtful accounts                              110
    Inventory                                                                        637
    Prepaid expenses                                                                  28
                                                                                ---------
         Total current assets                                                        830

Property and equipment
    Equipment                                                                        408
    Other                                                                             80
                                                                                ---------
                                                                                     488
    Less accumulated depreciation                                                    341
                                                                                ---------
Net property and equipment                                                           147

Patents and technology rights, net of amortization                                   144
Deferred costs, net of amortization                                                  113
Other assets                                                                          24
                                                                                ---------

         Total assets                                                           $   1,258
                                                                                =========

                      Liabilities and Stockholders' Deficit

Current liabilities
    Current portion, long term debt (Note 3)                                    $      50
    Accounts payable                                                                  600
    Accrued expenses                                                                  152
    Deferred income                                                                   147
                                                                                ---------
         Total current liabilities                                                    949

Long term debt- loans payable (Note 3)                                                570
                                                                                ---------

         Total liabilities                                                          1,519
Stockholders' equity (deficit)
       Common stock, 100,000,000 shares authorized; $.001 stated value,
       90,245,360 shares issued and outstanding                                        90
    Additional paid-in capital                                                     30,057
    Accumulated deficit                                                           (30,408)
                                                                                ----------
         Total stockholders' equity (deficit)                                        (261)
                                                                                ----------
Total liabilities and stockholders' equity (deficit)                             $   1,258
                                                                                ==========

                 See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
                                   (UNAUDITED)



                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                            ---------------------------           ---------------------------
                                              1997               1998               1997               1998
                                            --------           --------           --------           --------
Sales                                       $    591           $    588           $  2,459           $  1,480
   Less price protection                         128                 --                205                 --
                                            --------           --------           --------           --------
   Net sales                                     463                588              2,254              1,480

   Cost of goods sold                            841                342              2,186                837
                                            --------           --------           --------           --------

   Gross profit                                 (378)               246                 68                643


Operating costs
   Discontinued model costs                       --                 --                790                 --
   Marketing                                     140                 55                974                188
   General and administrative                    426                234              1,720                756
   Research and development                      143                 81                548                251
   Warehouse                                     142                 46                456                152
                                            --------           --------           --------           --------
     Total costs and expenses                    851                416              4,488              1,347
                                            --------           --------           --------           --------

Operating loss                                (1,229)              (170)            (4,420)              (704)

Other income (expense)
   Gain on sale of assets                         --                 --                141                 --
   Sale of technology license                     --                 --                700                 --
   Forgiveness of debt (Note 3)                   --                 --              1,388              1,288
   Reorganization expense                         --                 (2)                --                (72)
   Other expense, net                            (34)               (13)              (145)               (22)
                                            --------           --------           --------           --------

Net income (loss)                           $ (1,263)           $  (185)           $(2,336)          $    490
                                            =========           ========           ========           ========

Net income (loss) per common share          $   (.08)           $ (.002)           $  (.16)          $    .01

Weighted average common
    shares outstanding                        16,012             90,245             14,980             53,132
                                            ========            ========           ========           ========




                 See accompanying notes to financial statements.
                                      -4-

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1997               1998
                                                                                        -------           -------
Cash flows from operating activities:
  Net income (loss)                                                                     $(2,336)          $   490
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Compensatory stock options                                                             2                --
       Depreciation and amortization                                                        469               308
       Discontinued model costs                                                             790                --
      Gain on sale of assets                                                               (141)               --
      Gain on forgiveness of debt                                                        (1,388)           (1,288)
      Writedown of inventory                                                                400
Changes in operating assets and liabilities
       Decrease in restricted cash                                                          150                --
       Decrease in receivables                                                            1,722                38
       Decrease (increase) in inventory                                                     640              (423)
       Decrease (increase) in prepaid expenses                                               58               (18)
       Increase in deferred costs                                                          (139)               --
       Decrease in other assets                                                              69                 4
       Decrease in pre-petition accounts payable                                         (1,866)               --
       Increase in post-petition accounts payable                                            --               536
       Decrease in pre-petition accrued expenses                                           (387)             (208)
       Decrease in post-petition accrued expenses                                            --               (18)
       Increase in Deferred Income                                                           --               147
                                                                                        -------           -------
     Net cash used in operating activities                                               (1,957)             (434)
                                                                                        -------           -------
Cash flows from investing activities:
  Proceeds from sale of equipment                                                            65                --
  Capital expenditures                                                                     (160)              (14)
                                                                                        -------           -------
             Net cash provided by (used in) investing activities                            (95)              (14)
                                                                                        -------           -------
Cash flows from financing activities:
  Proceeds from loan payable                                                                 --               468
  Proceeds from note payable                                                              1,709                --
  Proceeds from sale of common stock                                                        152                --
                                                                                        -------           -------
             Net cash provided by financing activities                                    1,861               468
                                                                                        -------           -------
Net increase (decrease) in cash and cash equivalents                                       (191)               20

Cash and cash equivalents at the beginning of the year                                      227                35
                                                                                        -------           -------
Cash and cash equivalents, September 30                                                 $    36         $    55
                                                                                        =======           =======
SUPPLEMENTAL DISCLOSURE:

Interest paid                                                                           $   130           $    --
                                                                                        =======           =======
Non-cash financing and investing activities:
        Issuance of preferred stock to vendor                                               500              (500)
        Conversion of preferred stock to common stock                                                         500
        Issuance of common stock in consideration of pre-petition loan payable                              1,734



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 -- On September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California ("Court"), under the provisions of Chapter 11 of the Bankruptcy Code. On January 21, 1998, the Company, in conjunction with Franklin Electronic Publishers, Inc. ("Franklin"), the Company's largest secured creditor, filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court which became effective on May 12, 1998 (the "Effective Date"). The Plan included a significant reduction of the Company's pre-petition obligations, in addition to Franklin's waiving its pre-petition secured claim in the amount of $1,733,990 in exchange for an 80% interest in the equity of the Company.

The financial statements have been prepared by the Company in accordance with Statement of Position 90-7: Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The Company incurred an operating loss of $704,000 for the nine months ended September 30, 1998, had an accumulated deficit of $30,407,704 and had negative working capital of $119,000 at September 30, 1998. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments to the financial statements that may be necessary should the Company be unable to continue as a going concern.

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

In addition, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of this prior agreement. Under the terms of the new agreement entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and the principal balance and is payable in two installments; 1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date. On September 4, 1998, an additional $20,000 was borrowed under this loan, thus increasing the above loan payable to $270,000.

The effects of the above transactions were recorded by the Company as of June 30,1998 resulted in an increase to long term debt in the amount of $570,000; a decrease to liabilities subject to compromise in the amount of $3,240,000; a decrease in accrued expenses of $135,000; a decrease to preferred stock of $500,000, an increase to common stock of $74,000 and an increase to additional paid-in capital of $2,160,000 resulting from the conversion of the preferred stock as well as the new common stock issuance to Franklin; and a decrease to the Company's accumulated deficit of $1,288,000 resulting from forgiveness of debt.

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

         Since the commencement of the Bankruptcy Proceedings, the Company discontinued shipments of its IQoVOICE Organizer products, the Company's primary product line, to many of its major retail customers. For the nine months ended September 30, 1998, the Company's domestic business activities have consisted of sales of IQoVOICE Organizer products to smaller retailers and wholesale accounts and through various direct marketing programs. As a result of this contraction, the Company has significantly decreased its variable and fixed operating costs, including the reduction of a number of its officers and other employees.

         In March, 1998, the Company entered into an distribution agreement with Calidad Valor Garantia S.A.DE C.V., a television marketing company headquartered in Mexico ("CVG"), granting CVG exclusive marketing rights for its IQoVOICE Organizer products within the country of Mexico contingent upon CVG's achieving certain minimum sales objectives. CVG's primary method of marketing is via direct sales to end users through television advertising. CVG, at its sole cost and expense, produced a thirty (30) minute television program, known as an infomercial, featuring the IQoVOICE Organizer (the "Infomercial"). This form of direct sales was successful in Mexico until September 1998, at which time sales decreased significantly as a result of the declining economic conditions in Mexico and their related impact on consumer purchasing in that country. For the three months ended September 30, 1998, sales to CVG totaled $292,645, representing fifty percent (50%) of the Company's total sales for this three month period.

         On September 30, 1998, CVG, with the Company's consent, assigned its rights and obligations in the foregoing distribution agreement to Porque Yo Lo Pedi S.A. DE C.V. ("PYLP"), a company affiliated with CVG. Simultaneously, the Company entered into a new distribution agreement and a license agreement with PYLP. The new distribution agreement; (i) expanded the marketing and distribution territory to include the countries of Brazil and Chile; (ii) canceled certain outstanding purchase orders previously issued by CVG and rescheduled extended delivery dates for the remaining purchase orders and; (iii) revised the payment terms for the remaining purchase orders requiring a twenty five percent (25%) non-refundable deposit on all such orders, of which $130,038 had been received by the Company and recorded as Deferred Income as of September 30, 1998. To date, PYLP has not complied with the required shipment schedule pursuant to the new distribution agreement, however, the Company has continued to cooperate with PYLP and has deferred exercising its rights under the new agreement including forfeiture of the deposits or termination. In addition, the Company entered into a license agreement with PYLP pursuant to which the Company was granted a worldwide right (excluding Mexico, Brazil and Chile) to license to unrelated third parties the right to broadcast the Infomercial including the right to reproduce, edit, modify, add voice-overs, prepare derivative works and otherwise alter the Infomercial. In consideration of the license granted by PYLP, the Company agreed to pay royalties to PYLP based upon the Company's sales of its IQ Voice Organizer products to licensees of the Infomercial. The Company is actively pursuing potential licensees with experience in marketing and distributing products using television marketing. To date, the Company has entered into an agreement with a television marketing company in Spain and is negotiating agreements for France, Belgium, and countries in the Far East and the Middle East. No assurance can be given that Infomercial, when aired in other countries, will generate the level of sales experienced in Mexico.

         In June, 1998, the Company purchased $457,000 of inventory from Franklin which included a variety of models of electronic organizers. The Company intends to utilize its channels of distribution to generate additional sales and working capital through the sale of this inventory. As of September 30, 1998, sales which can be attributed to Franklin products amounted to $60,000.

     Results of Operations

           For the three and nine month periods ended September 30, 1998, the Company reported operating losses of $170,000 and $704,000, respectively. For the three and nine month periods ended September 30, 1997, the Company reported operating losses of $1,229,000 and $4,420,000, respectively. After adding other expense and income, the Company reported net loss of $185,000 for the three months and net income of $490,000 for the nine months ended September 30, 1998, while net losses of $1,263,000 and $2,336,000 were incurred for the same periods in 1997. The Company reported a net loss per common share of $.002 for the three months and net income of $.01 per common share for the nine months ended September 30, 1998, while for the three and nine month periods ended September 30, 1997, the Company reported net losses of $.08 and $.16 per common share respectively.

         For the three and nine month periods ended September 30, 1998, sales were $588,000 and $1,480,000, respectively. For the three and nine months ended September 30, 1997, sales were $591,000 and $2,459,000, respectively. For the three months ended September 30, 1998, the slight decrease in sales related primarily to significantly decreased levels of sales to retail customers as a result of the Company's bankruptcy filing as compared to the same period in 1997. This reduction in sales has been substantially offset by the sales to Mexico as described above. For the nine months ended September 30, 1998, the decrease in sales related primarily to decreased levels of sales to retail customers as a result of the Company's bankruptcy filing as compared to the same period in 1997.

         Gross profit and gross profit percentage were $246,000 and 42% and $643,000 and 44% for the three and nine months ended September 30, 1998, respectively. For the three months ended September 30, 1997, the Company incurred a $400,000 writedown of inventory related to various discontinued models in accordance with lower of cost or market valuation resulting in cost of goods exceeding net sales by $378,000. For the nine months ended September 30, 1997 gross profit and gross profit percentage were $68,000 and 2.7% respectively. For the three and nine month periods ended September 30, 1998, the increase in the gross profit and gross profit percentage related to the fact that 1998 sales consisted of primarily newer products which carry a higher gross profit margin as well as the impact of $52,500 in licensing revenues received by the Company during the first six months of 1998 as compared to 1997 sales which included a high percentage of liquidation sales relating to older products that were sold at or near book value.

         Total operating costs for the three and nine months ended September 30, 1998 were $416,000 and $1,347,000. Total costs and expenses for the three and nine months ended September 30, 1997 were $851,000 and $4,488,000. The decreases in costs and expenses primarily relate to the Company's lower variable costs associated with its international distribution channels, the Company's efforts to decrease its fixed costs in all areas of operations as well as the elimination of charges resulting from discontinued model costs.

         For the three and nine months ended September 30, 1998, marketing expenses were $55,000 and $188,000, respectively. For the three and nine months ended September 30, 1997, marketing expenses were $140,000 and $974,000 respectively. The decreases in marketing expenses are associated with the lower volume of sales to domestic retail customers in comparison with the same period for 1997 which, typically, require a high level of advertising and promotional costs in contrast to the lower costs associated with the Company's international distribution channels which, in the nine months ended September 30, 1998, accounted for a significantly higher percentage of sales. The Company was also successful in decreasing other fixed marketing costs including consultants, promotional costs, and amortization.

         General and administrative expenses decreased to $234,000 and $756,000 for the three and nine month periods ended September 30, 1998 from $426,000 and $1,720,000 for the three and nine month periods ended September 30, 1997. General and administrative expenses continue to decrease as a result of the Company's ongoing efforts to reduce fixed costs in categories including rent, telephone, salaries, consulting fees and legal fees.

         Research and development expenses decreased to $81,000 and $251,000 for the three and nine months ended September 30, 1998 from $143,000 and $548,000 for the three and nine months ended September 30, 1997. The decreases are primarily the result of decreased salaries and amortization. The Company had substantively suspended development of new and existing products during the course of the bankruptcy proceedings. The Company has resumed its research and development activities on a limited basis and will increase expenditures in this category if sales and gross profits increase.

         Warehouse and distribution expenses decreased to $46,000 and $152,000 for the three and nine months ended September 30, 1998 from $142,000 and $456,000 for the three and nine months ended September 30, 1997. The decreases are directly related to the decreased sales and related reductions in shipping costs, supplies, and temporary help.

         Other income for the nine months ended September 30, 1998 included $1,288,000 in forgiveness of debt as a result of the settlements achieved on pre-petition obligations through the bankruptcy proceedings. Other income items included in the second quarter of 1997 relate to the Company's sale of a portion of its product line to Franklin and the use of the resulting proceeds to settle outstanding obligations with the Company's manufacturers and other trade creditors. These transactions resulted in a gain of $141,000 from the sale of assets and other income of $700,000 from the sale of certain technology rights. The agreements with the Company's manufacturers and other trade creditors resulted in forgiveness of debt of $1,388,000.

     Other expense for the three and nine months ended September 30, 1998 was $13,000 and $22,000 respectively. Other expense for the three and nine months ended September 30, 1997 was $34,000 and $145,000. Other expense for the three and nine months ended September 30, 1998 primarily relates to interest expense accrued for loans owed to Franklin.

     As a result of the Company's Bankruptcy Proceedings, reorganization expenses incurred for the three and nine months ended September 30, 1998 was $2,000 and $72,000 relating primarily to legal fees.



         Liquidity

             The Company has incurred significant, sustained net losses for the past three years. Because of these and other factors, on September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. On January 21, 1998, the Company, in conjunction with Franklin Electronic Publishers, Inc., the Company's largest secured creditor, filed a combined Amended Disclosure Statement and Plan of Reorganization with the Bankruptcy Court. At a hearing held on April 23, 1998, the Company's motion for confirmation of the Plan was granted and the order confirming the Plan was entered by the Court on April 29,1998. The Plan became effective on May 12, 1998.

         The effect of the transactions related to the implementation of the Plan which were effected as of June 30, 1998 resulted in an increase to long term debt in the amount of $570,000; a decrease to liabilities subject to compromise in the amount of $3,240,000 as a result of the settlement of such liabilities in accordance with the terms of the Plan; a decrease in accrued expenses of $135,000 as a result of the payment of administrative expenses of the Bankruptcy Proceedings; a decrease to preferred stock of $500,000 resulting from its conversion to common stock; an increase to common stock of $74,000 and an increase to additional paid-in capital of $2,160,000 resulting from the conversion of the preferred stock as well as the new common stock issuance to Franklin; and a decrease to the Company's accumulated deficit of $1,288,000 resulting from forgiveness of debt.

         After recognizing the effects of the above transactions, as of September 30, 1998, the Company had an accumulated deficit of $30,407,000, including an operating loss of $704,000 for the nine months ended September 30, 1998, and had negative working capital of $119,000 as of September 30, 1998.

     Success of the Company is dependent, among other things, upon reaching a satisfactory level of profitability and generating sufficient cash flow resources to meet ongoing obligations. The Company intends to obtain adequate working capital resources through internally generated cash flow in order to continue to increase its sales and distribution of its products, resume research and development activities for improvements to its Technology, explore further improvements to its PC compatible IQoVOICE Organizers inclusive of improvements to its PCLink software and dedicate additional resources to the development of licensing opportunities for its Technology. No assurance can be given that the Company will be able to achieve such level of profitability and thereby obtain the required working capital. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Further, as of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities.

         The decrease in accounts receivable of $38,000 is attributable mainly to the Company's emphasis on direct marketing and international sales for which the Company typically requires payment at the time of purchase.

         The increase in inventory of $423,000 and accounts payable of $536,000 is primarily attributable to the Company's purchase of inventory for resale from Franklin. The Company intends to utilize its channels of distribution to generate additional sales and working capital through the sale of this inventory.

         The increase in deferred income of $147,000 is attributable to the deposits received from international distributors, primarily Mexico, against pending purchase orders.

     The Company evaluates on a continuous basis software enhancements and updates based on new technologies to improve its information systems. The Company has assessed its current systems that support that Company's operations in conjunction with year 2000 compliance. The Company has undertaken a program to modify its existing operational software to ensure functionality and continued operations beyond the year 2000. The cost is estimated to be less than $25,000 and will be expenses as incurred.

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

Item 5.  Other Information

     In September, 1998, Mr. Barry J. Lipsky was appointed as a director of the Company.

     Also in September, 1998, Mr. Michael R. Strange resigned as the Company's Chairman of the Board, director and Chief Executive Officer and Mr. Kenneth H. Lind resigned as a director.

     Further, in September, 1998, Mr. Gregory J. Winsky was appointed by the Board of Directors to the positions of Chairman of the Board of Directors and Chief Executive Officer.

         Lastly, in September, 1998, the Board of Directors appointed the firm of Radin, Glass & Co., LLP as auditors for the Company's fiscal year ending December 31, 1998 in substitution for the firm of BDO Seidman LLP.

Item 6.  Exhibits and Reports on Form 8K

         (a) The Company filed a Current Report on Form 8-K, dated September 11, 1998, with the Commission, reporting information under Item 4 of said Form regarding the Company's change of auditors.




                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


Date: November __, 1998             By:     /s/ Mitchell B. Rubin
                                            ------------------------------------
                                            Mitchell B. Rubin, President,
                                            and Chief Financial Officer