Form 10KSB
period 1998-12-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1999-03-31
CIK 890447

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-KSB
                   [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                       1934 (Fee Required) For the fiscal
                          year ended December 31, 1998

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


         Title of each class:

         Common Stock $.001 stated value


Securities registered under Section 12(g) of the Exchange Act: None

Name of each exchange on which registered: None

         Check whether the issuer (l) filed all reports  required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No __

         Check if there is no  disclosure  of  delinquent  filers in response to
     Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB___.

                  As of March 1, 1999 there were 90,245,360 shares of Voice Powered Technology International, Inc. Common Stock, $.001 par value, outstanding. The aggregate market value of the issuer's Common Stock held by non-affiliates as of March 1, 1999, based on the closing price on that date, was approximately $486,000.

                  The registrant's Proxy Statement for its 1999 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-KSB.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS




                                                                           Page
PART I
Item 1        Description of Business                                         1
Item 2        Description of Property                                         7
Item 3        Legal Proceedings                                               7
Item 4        Submission of Matters to a Vote of Security Holders             7

PART II
Item 5        Market for Common Equity and Related Stockholder Matters        8
Item 6        Selected Financial Data                                         9
Item 7        Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                       10
Item 8        Financial Statements and Supplementary Data                    14
Item 9        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        30

PART III
Item 10       Directors and Executive Officers of the Registrant             30
Item 11       Executive Compensation                                         30
Item 12       Security Ownership of Certain Beneficial Owners
                  and Management                                             30
Item 13       Certain Relationships and Related Transactions                 30
Item 14       Exhibits and Reports on Form 8-K                               30


PART I

Item 1.  Description of Business

General

         Voice Powered Technology International, Inc. (the "Company"), incorporated in California in June 1985, began active operations in January 1990. The Company was formed to develop, market, and distribute low-cost voice recognition and voice activated products on a worldwide basis, both directly and through licensing agreements. From January 1990 until July 1992, the Company operated as a development stage enterprise.

     The Company's voice recognition VoiceLogic(TM) Technology (the "Technology"), which is now licensed from its major shareholder, is fully developed and in commercial use and has been included in a variety of consumer oriented products manufactured for the Company under contract with third parties. The Technology consists of a combination of rights, developed and acquired, which are now licensed by the Company. This Technology permits utilization of the human voice as a replacement for manual controls, such as buttons, switches, and dials in activating and controlling everyday consumer and business products and can operate on microprocessors powered by only penlight or nicad batteries. The Technology can also be licensed for use in a variety of products with only limited modifications to the application software for adaptation to the specific product. The core Technology can also be adapted easily for use in virtually any spoken language in the world, thus enabling it to be used in virtually any country in the world.

         In October 1993, the Company introduced its first voice activated electronic personal organizer. This product was the first personal organizer to combine digital recording for data storage with voice recognition for easy input and retrieval. The IQoVOICE(TM) Organizer has been, since its introduction, the Company's most successful product generating sales of approximately 600,000 units to date.

         Since the calendar quarter ended December 31, 1995, the Company has experienced sustained significant operating losses. These losses were the result of multiple factors inclusive of unsuccessful introductions of new models of the Company's core product line (the IQoVOICE Organizer), failed launches of new products, increased competition from lower priced digital recorders, and a general decline in domestic retail sales of the hand-held electronics category.

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

     On January 21, 1998, the Company, in conjunction with Franklin Electronic Publishers, Inc. ("Franklin"), the Company's largest secured creditor, filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan included a significant reduction of the Company's pre-petition obligations, in addition to Franklin's waiving its pre-petition secured claim in the amount of $1,733,990 in exchange for an additional 80% interest in the equity of the Company. The Disclosure Statement was approved as to form by the Bankruptcy Court, and was submitted to all interested parties for approval. On March 16, 1998, the Company filed a motion with the Bankruptcy Court for confirmation of the Plan, and at a hearing held on April 23, 1998, the Company's motion for confirmation of the Plan was granted and the order confirming the Plan was entered by the Court on April 29, 1998 (the "Order"). The Plan became effective on May 12, 1998 (the "Effective Date").

         In accordance with the Plan, on or about the Effective Date, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund dedicated to the payment of creditor claims and certain administrative expenses (the Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis and principal all due and payable in a lump sum payment five years from the

Effective Date); 2) the 500,000 shares of outstanding convertible preferred stock were converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990.

         Since the commencement of the Bankruptcy Proceedings, the Company discontinued shipments of its IQoVOICE Organizer products, the Company's primary product line, to many of its major domestic retail customers. For the year ended December 31, 1998, the Company's domestic business activities have consisted of sales of IQoVOICE Organizer products to smaller retailers and wholesale accounts and through various direct marketing programs. Since March 1998, the Company has expanded its international marketing activities of its IQoVOICE Organizer products as a result of a successful television direct marketing campaign, which began in Mexico. As a result of the Company's reduced dependency on sales to major domestic retailers, the Company has significantly decreased its variable and fixed operating costs, including the reduction of a number of its officers and other employees.

         Management of the Company is presently focused on the continued expansion of its international sales of the IQoVOICE Organizer products, the development of targeted domestic direct marketing channels for its current products, as well as pursuing licensing opportunities for its Technology.

The VoiceLogic Technology

         The Technology is proprietary technology which, since May 1997, has been licensed by the Company from Franklin. As of February 1996, the Company had acquired from the inventor of the Technology all right, title, interest, and any future improvements in and to the Technology, subject to payment of ongoing royalties, thereby eliminating any and all limitations as to the Company's use of the Technology. In May 1997, in conjunction with an omnibus transaction with Franklin which also included sale of a portion of the Company's product line, licensing of the Company's patent and financing, the Company assigned ownership of the Technology to Franklin and Franklin granted back to the Company a non-exclusive license for the Technology, inclusive of the right to sublicense. The Technology is protected by copyrights and trade secrets. The low-cost, low-power consumption, portable, and compact features of the Technology were designed for use in conjunction with everyday mass-marketed consumer and business electronic products. The Technology incorporates a proprietary voice recognition algorithm capable of operating on most low-cost eight-bit microprocessors. Further, the Technology is speaker-dependent technology, which, though requiring training, is easily adaptable for use in any language.

         The Company believes that its Technology provides accurate voice recognition at lower cost, and with less power required, than can be provided by alternative technologies suitable for low power, portable applications.

Products Currently Marketed

         Prior to the commencement of the Bankruptcy Proceedings, the Company developed a variety of voice activated consumer products, including the Company's most successful product line, the IQoVOICE Organizer, as well as engaged in on-going exploratory development activities of various other voice activated products which the Company believed would provide enhanced consumer benefits as a result of the inclusion of voice technologies. To date, nearly all of the Company's sales are derived from the IQoVOICE Organizer product line. In addition to the IQoVOICE Organizers, in 1996 the Company marketed the IQoVOICE Tell-It Phone, the IQoVOICE Message Pad and the IQoVoice Organizer/ Pager, all of which were subsequently discontinued.

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

         The Organizer also functions as an appointment calendar. Appointments are entered by voice and are automatically arranged chronologically by date and time. The user is then able to review the calendar for a particular day merely by saying the day or date, and listening to the stored appointments. Appointments may be stored up to one year in advance.

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

         In September 1997 the Company introduced its current line of the IQoVOICE Organizer product. This line of products utilizes a state-of-the-art technology for compression of voice data, which enables the units to store fifteen (15) minutes of digitally compressed audio data in the same 512 KB Flash memory that previously allowed only four (4) minutes of audio data. These new models feature, in addition to all of the features previously contained in the IQoVOICE Organizer, a proprietary personal computer interface ("PCLink") which allows the user to archive to a personal computer all of the voice memos, reminders, and telephone numbers stored in the IQoVOICE Organizer. The computer interface also permits the user, using a computer keyboard, to add limited text or numeric labels to selected data stored in the IQoVOICE Organizer such as names of files, and names and for telephone directory entries, as well as affording the user the ability to add more detailed text, such as addresses, which are stored on the user's PC. Further, using the PCLink software, the user can send voice files over most PC based e-mail systems. These units also feature a backlit display. During 1997, the Company introduced models within this product line with recording capacities of 15, 30, and 60 minutes, phone directories for up to 800 phone numbers for 200 names, and storage of up to 250 memos and reminders. Retail prices for these products range between $99 and $169. Also, international models of this product line capable of displaying text information in five languages (English, German, French, Spanish and Italian) were introduced in the second quarter of 1998. The Company has also substantially completed development of its PCLink software in each of these five languages.

Markets for the Company's Products

         Domestic. The domestic markets for the Company's products potentially include all distribution channels where customers are likely to shop for such electronic products. Prior to the commencement of the Bankruptcy Proceedings the Company had obtained distribution in many of these channels including specialty electronic retailers, catalogs, office superstores and department stores. The Company also utilized direct response marketing to advertise and promote its products directly to consumers through various media, including magazines, newspapers, in-flight magazines and other periodicals. Since the commencement of the Bankruptcy Proceedings, concern on the part of the Company's major retail customers over the Company's financial stability, the limited cash and working capital resources available to the Company, and the potential exposure to the Company which would result from price protection, advertising and stock balancing commitments required by these major retail customers, the Company discontinued shipments of its IQoVOICE Organizer products to most of its major domestic retail customers. At present, the Company is engaged in only limited domestic sales activities of its IQoVOICE Organizer products consisting of sales to smaller retailers and wholesale accounts, various targeted direct marketing programs and internet sales through the Company's web site www.vpti.com. The Company's ability to reintroduce its products to major domestic retail and catalogue accounts will depend upon the Company's ability to generate adequate working capital to support such sales activities.

         In June 1998, the Company purchased $457,000 of inventory from Franklin, which included a variety of models of electronic organizers. The Company utilized this inventory to generate additional sales and working capital. As of December 31, 1998, sales which can be attributed to Franklin products amounted to $370,000. During the fourth quarter of 1998, the Company had sales to one customer of one item from the foregoing inventory, which totaled $266,000, exceeding 10% of the Company's total sales for 1998.

         In 1997, the Company had one domestic customer whose purchases, totaling $418,000, exceeded 10% of the Company's net sales.

         International. As the Company's VoiceLogic Technology is adaptable to virtually any language, the Company designs and manufactures its products to be marketed on a worldwide basis. In March 1998, the Company entered into an distribution agreement with a television marketing company headquartered in Mexico ("Distributor"), granting Distributor exclusive marketing rights for its IQoVOICE Organizer products within the country of Mexico contingent upon Distributor's achieving certain minimum sales objectives. Distributor's primary method of marketing is via direct sales to end users through television advertising. Distributor, at its sole cost and expense, produced a thirty (30) minute television program, known as an infomercial, featuring the IQoVOICE Organizer (the "Infomercial"). This form of direct sales was successful in Mexico until September 1998, at which time sales decreased significantly as a result of the declining economic conditions in Mexico and their related impact on consumer purchasing in that country. In September 1998, the Company entered into a license agreement with Distributor pursuant to which the Company was granted the worldwide right (excluding Mexico, Brazil and Chile) to license to unrelated third parties the right to broadcast the Infomercial, including the right to reproduce, edit, modify, add voice-overs, prepare derivative works and otherwise alter the Infomercial. In consideration of the license granted by Distributor, the Company agreed to pay royalties to Distributor based upon the Company's sales of its IQoVOICE Organizer products to licensees of the Infomercial. To date, the Company has entered into agreements with television marketing companies in Spain, France and Belgium, Italy, Argentina, Colombia and Peru. The infomercial has aired in Spain and Belgium with positive results, and the Company anticipates continued airings and sales in 1999 for these markets. In Peru and Colombia test airings of the infomercial were not successful potentially due to the highly unstable economic conditions in those markets. The company is actively pursuing additional licensees in countries throughout Europe, the Far East and the Middle East with experience in marketing and distributing products using television marketing.

     For the year ended December 31, 1998, sales to the Distributor in Mexico totaled $659,000, exceeding 10% of the Company's total sales, of which $605,000 occurred after May 12, 1998, the Effective Date of the Plan.


Markets for the VoiceLogic Technology

         The Company seeks to obtain licensing arrangements with manufacturers in product categories for which the Company believes the Technology provides value-added differentiation with a relatively low incremental manufacturing cost. These categories have included telecommunications, personal electronics, video and audio, wireless communications, and toys, as well as semiconductor manufacturers who manufacture and distribute microprocessors for inclusion in the above product categories. To date, none of the products for which the Technology as been licensed has achieved commercial success.


Competition

         The  consumer  electronics   industry  is  highly  competitive.   Since
commencement of the Bankruptcy Proceedings, the Company has significantly reduced its research and development activities, and has eliminated all but one of its full time engineering and development personnel in order to conserve cash resources. Such reduction will diminish the Company's ability to keep pace with new technologies and developments, which could impede the Company's ability to compete. Furthermore, the Company's current products compete with those of various companies which currently market consumer and business oriented electronics products. Many of these competitors are larger, have greater and stronger financial resources, name recognition, and reputation, and have more established channels of distribution and marketing capabilities than the Company.

     IQoVOICE Organizer. The Company believes its IQoVOICE Organizer is a unique product that competes indirectly with electronic personal organizers and paper bound personal organizers, both of which have developed markets of substantial size. The Company believes that the Organizer's unique voice data entry distinguishes it from other electronic and paper based organizer products. The Organizer also competes with lower cost digital recorders and voice managers, neither of which has the capability to retrieve data by voice command. These devices are capable of performing only a memo recording function by voice. The Company believes that its PC compatible product line also competes with pocket electronic devices designed to exchange data with a PC computer. In order for the Company to compete successfully in the PC compatible category in the future, the Company will need to dedicate significant resources to the improvement of its PCLink software to enable greater flexibility, features, and processing speed, as well as compatibility with other existing PC based personal information management software. No assurance can be given that adequate financial and technical resources will be available to the Company in order to develop such improvements.

     Technology. The VoiceLogic Technology competes with other voice recognition technologies currently available, as well as others that are in development. Among the companies that have developed and are marketing these technologies, several are larger and have stronger financial resources, name recognition, and marketing capabilities than the Company. The Company is aware of two voice recognition technologies that are capable of operating on an eight-bit microprocessor. These technologies are being offered in the form of chips for potential licensing applications. Neither technology is believed to be as cost effective as the Company's VoiceLogic Technology. No assurance can be given that the Company will be able to compete with new technologies in the future.

Manufacturing

         During 1996, the Company had entered into agreements with two new sources of manufacturing for the Company's products. In February 1996, the Company entered into an agreement with GSS, a U.S. manufacturer with manufacturing facilities in the United States, China, and Thailand for the manufacture of the Company's products on a non-exclusive basis. This agreement had an initial one-year term and provided for the Company to receive from GSS 30-day payment terms for all goods manufactured and shipped. The Company had not been current in its payments to GSS. An agreement was reached in May 1997 resolving the outstanding balance with GSS, as well as revised payment terms for future orders.

         In May 1997, the Company began manufacturing at a new factory with headquarters in Hong Kong and manufacturing facilities in the Peoples Republic of China. At present, this new factory is manufacturing all of the Company's products for both domestic and international customers. The Company believes this source of manufacturing provides higher quality at lower prices than any of the Company's previous contract manufacturers, and has adequate manufacturing capacity to meet the Company's needs in the foreseeable future. All goods purchased from this manufacturer are paid for in cash prior to shipment.

         Each of the Company's products typically utilizes a sole source for certain critical components of such products including the microprocessor and memory chips. The Company has no agreement with such suppliers of these chips, and interruption of such source of supply could adversely affect the Company until an alternative supplier could be found. Alternative sources are available, and the Company believes it could make alternative arrangements however such change would result in some increase in component cost as well as delays in production.


Patents and Copyrights

         Prior to February 1996, the Company was the licensee under three license agreements with respect to the Technology, which together aggregated the foundation of the Company's exclusive rights to the Technology. One of the license agreements was with the original inventor ("Inventor") of the Technology, who was also a director of the Company through May 1998. The other two license agreements were with a company ("Licensor") to whom the Inventor had assigned certain rights with respect to the Technology. These agreements also had annual minimum royalties payable by the Company to retain exclusivity which varied depending upon the agreement and the product category.

     On February 20, 1996, the Company entered into a new agreement with the Inventor which effectively replaced the three prior licensing agreements, the result of which was that the Company acquired all right, title, interest, and any future improvements in and to the Technology, inclusive of an assignment of all intellectual property rights associated with the Technology. In consideration of this transfer, the Company agreed to pay $100,000 in two installments to the Inventor, $50,000 of which was paid at the execution of the agreement, and $50,000 of which was paid in July 1996. In addition, the Company granted an option to purchase 33,333 shares of the Company's common stock to the Inventor of the Technology at an exercise price per share which was cumulatively $50,000 lower than the then current market value as a means of paying the balance of the purchase price for the rights. In addition, the agreement required payment of royalties by the Company to the Inventor equal to: 1) $0.50 per unit for each unit of any product sold by the Company which contains the Technology; 2) 5% of net proceeds from the sales of computer chips which contain the Technology; and 3) 15% of licensing revenues (excluding licensing revenues for computer chips) received by the Company as a result of licensing agreements relating to the Technology. The foregoing royalties were subject to a minimum of $60,000 per year payable quarterly. In May 1997, this agreement with the Inventor was assigned to Franklin Electronic Publishers, Inc. under the terms of a Technology Transfer Agreement. Under the Technology Transfer Agreement the Company transferred to Franklin certain rights evidenced by patent and copyright, and assigned certain rights to the VoiceLogic Technology in exchange for a non-refundable royalty advance, with Franklin granting back to the Company a non-exclusive license to the Technology to utilize in Voice Organizer products with recording times in excess of four minutes in duration, as well as to use and/or sublicense the Technology in any other product category. With respect to the annual minimum royalty due the Inventor by Franklin, the Company remains obligated to Franklin for the $60,000 per year less royalties due and payable to the Inventor by Franklin.

     The Company has been granted a United States patent related to the functionality of the Company's Voice Organizer. The Company is currently prosecuting two trademark applications with the United States Patent and Trademark Office. No assurance can be made that the patent issued will provide significant proprietary protection or will be circumvented or invalidated. Additionally, since issuance of a patent does not guarantee the right to practice the claimed invention, there can be no assurance that others will not obtain patents that the Company would need to license or design around in order to practice its patented technologies, or that licenses that might be required to practice these technologies due to patents of others would be available on reasonable terms. Further, there can be no assurance that any unpatented manufacture, use, or sale of the Company's Technology, processes, or products will not infringe on patents or proprietary rights of others. The Company also relies on trade secret laws for the protection of its intellectual property, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets.

     From time to time the Company receives notices from other companies with respect to patents. The Company has received such notices during past years and believed such notices were irrelevant to the Company's products or, to the extent relevant, the noticed patents were not infringed and/or valid. However, no assurance can be given that the Company's use or sale of its products will not result in challenges from other third parties claiming patents, copyrights or other rights to such products or parts thereof in the future. The Company may find it advantageous, or may be required, to purchase additional licenses in the future.

         Given the fact that the Company has assigned its rights in the Technology to Franklin, the Company has no continuing rights to control the disposition of the Technology. However, the Company has a non-exclusive perpetual license from Franklin, including the right to sublicense, for the development, manufacture, sale, and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company's remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin


Employees

         As of March 1, 1999, the Company had 12 employees, of whom one was manufacturing/research and development, four were general and administrative, four were warehousing, and three were customer service. None of the Company's employees are represented by a labor union, and the Company is not aware of any current efforts to unionize the employees. Management of the Company considers the relationship between the Company and its employees to be good.


Research and Development Costs

     For the years ended December 31, 1997 and 1996, the Company spent $684,000 and $1,062,000 respectively, on research and development. For the year ended December 31, 1998, the Company spent $315,004 on research and development of which $184,678 was spent subsequent to May 12, 1998, the Effective Date of the Plan. Since the commencement of the Bankruptcy Proceedings, the Company had suspended development of new products. Subsequent to the Effective Date, the Company has resumed limited development activities related to potential improvements to its IQoVOICE Organizer products and the VoiceLogic Technology.

Item 2.  Description of Property

         Since August, 1998, the Company has rented facilities for its main offices and service operations from an unrelated party, consisting of approximately 6,175 square feet of space in Simi Valley, California, for an aggregate annual rental of $58,248. The lease expires April 14, 2001. Franklin has provided a limited guaranty of the Company's performance pursuant to the foregoing lease.

Item 3.  Legal Proceedings

         On August 26, 1997, the Company was served with a civil action initiated by Everen Securities Inc. and filed in the United States District Court, Northern District of Illinois, asserting a claim against the Company in the amount of $435,000. Everen Securities Inc. had been retained by the Company in May 1996 to assist the Company in seeking out strategic alternatives, inclusive of potential financing and merger candidates. The Company terminated its agreement with Everen in February 1997. The suit asserted a claim against the Company of $435,000 for fees allegedly due as a result of the aforementioned May 1997 Franklin transaction. Although the Company disputed this claim, it did not have adequate cash resources to defend this suit. In conjunction with the Bankruptcy Proceedings, the Company entered into an agreement with Everen in which the Company agreed not to object to an unsecured claim by Everen in the amount of $300,000, which was resolved in accordance with the Bankruptcy Proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders - None

Executive Officers of the Registrant
Name                       Age      Position

Gregory J. Winsky          48       Chief Executive Officer, Director
Mitchell B. Rubin          44       President, Director
Barry Lipsky               47       Secretary, Director


     Mr. Winsky was elected Chief Executive Officer and Chairman of the Board of the Company on September 3, 1998. Since 1993, Mr. Winsky has served as Senior Vice President of Franklin. He joined Franklin as Vice President and Secretary in June 1984.

         Mitchell B. Rubin joined the Company as vice president and general manager in January 1994, and was elected a director in July 1994. In December 1994, Mr. Rubin assumed the newly created position of vice president, finance and operations, which included the responsibilities of chief financial officer; and in January 1995 Mr. Rubin was also appointed secretary of the Company. From May 1997 through the Effective Date of the Plan, Mr. Rubin served as the Company's president and CEO, and in December 1997, was appointed chairman of the board of directors. Previously, from July 1991 through 1993, Mr. Rubin held various positions (including executive vice president and chief operating officer from April 1992 through 1993) with Regal Group, Inc., a television direct-response company with which the Company did business.

     Barry J. Lipsky was elected Secretary of the Company on September 3, 1998. He has served as Executive Vice President for Franklin since 1997. He joined Franklin as Vice President in February 1985.

PART II


Item 5.  Market for Common Equity and Related Stockholders Matters

         The Company's Common Stock, "VPTI," and Warrants, "VPTIW," had been quoted on NASDAQ since the Company's initial public offering on October 20, 1992. The Company's Stock and Warrants were delisted from NASDAQ on April 9, 1997 and the Company's Warrants expired in October 1997. The Company's Common Stock continues to be quoted on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company's Common Stock and Warrants, as reported on NASDAQ or the OTC Bulletin Board, for the quarters presented. Bid prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.

                                                                  Bid Prices
                                                               High          Low
         Calendar 1997

         First Quarter
                  Common Stock                                9/16          1/8
                  Warrants                                    1/16          1/16

         Second Quarter
                  Common Stock                                 .33           .03
                  Warrants                                    1/16          1/16

         Third Quarter
                  Common Stock                                3/16           .05
                  Warrants                                    1/16           .01

         Fourth Quarter
                  Common Stock                                .39            .01
                  Warrants                                    --              --

         Calendar 1998

         First Quarter
                  Common Stock                                .07            .03

         Second Quarter
                  Common Stock                                .21            .05

         Third Quarter
                  Common Stock                                .11            .05

         Fourth Quarter
                  Common Stock                                1/16           .03

         At March 1, 1999 there were 90,245,360 shares of Common Stock outstanding, which were held by approximately 6,000 shareholders of record, including approximately 100 broker/dealers in street name on behalf of shareholders. As of such date, there were no warrants outstanding to purchase shares of the Company's common stock.

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

Item 6. Selected Financial Data

         The following tables should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section appearing elsewhere herein.

STATEMENT OF OPERATIONS DATA

                                         May 13 to    ||     January 1 to          For the years ended
                                        December 31,  ||        May 12,                December 31,
                                            1998      ||         1998             1997              1996
                                            ----      ||         ----             ----              ----
                                                      ||      Debtor in          Debtor in
                                                      ||     Possession         Possession
                                      --------------- ||   --------------------------------------------------
                                                      ||
Net sales                             $    1,688,000  ||    $     531,000    $    3,122,277    $   10,813,447
                                                      ||
Costs and expenses                                    ||
      Cost of goods sold                   1,066,806  ||          299,231         2,798,344         7,620,465
      Discontinued model costs                     -  ||                -         1,130,295           419,960
      Marketing                              174,135  ||           94,104         1,064,094         2,803,361
      General and administrative             574,055  ||          408,520         2,650,900         2,567,782
      Research and development               184,678  ||          130,326           683,732         1,061,885
      Warehouse                              119,585  ||           76,994           541,164         1,005,901
                                      --------------- ||   ----------------  ---------------  ----------------
           Total costs and expenses        2,119,259  ||        1,009,175         8,868,529        15,479,354
                                      --------------- ||   ----------------  ---------------  ----------------
Operating loss                              (431,259) ||         (478,175)       (5,746,252)       (4,665,907)
                                                      ||
Other income (expense)                       (48,633) ||           (3,314)          687,410          (168,333)
                                      --------------- ||   ----------------  ---------------  ----------------
                                                      ||
Loss before reorganization and                        ||
extraordinary items                         (479,892) ||         (481,489)       (5,058,842)       (4,834,240)
                                                      ||
Reorganization item                           (3,658) ||          (69,768)          (42,300)                -
                                      --------------- ||  ----------------   ---------------   ----------------
                                                      ||
Loss before extraordinary item              (483,550) ||         (551,257)       (5,101,142)      (4,834,240)
                                                      ||
                                                      ||
Forgiveness of debt                                -  ||        1,287,721         1,387,842                -
                                      --------------- ||  ----------------  ----------------   ----------------
                                                      ||
Net income (loss)                     $     (483,550) ||  $       736,464   $    (3,713,300)   $    (4,834,240)
                                      =============== ||  ================  ================   ================
                                                      ||
Net income (loss) per share           $            -  ||  $          0.05   $         (0.24)   $         (0.35)
                                      =============== ||  ================  ================   ================
Weighted average common                               ||
      shares outstanding                  90,245,360  ||       16,049,072        15,233,523         13,720,414
                                      =============== ||  ================  ================   ================
                                                      ||
BALANCE SHEET DATA                      December 31,  ||      May 12,         December 31,        December 31,
                                            1998      ||       1998               1997                1996
                                      --------------- ||  ---------------- ----------------    ----------------
Working Capital (Deficit)             $     (249,171) ||   $      (31,225) $    (3,209,210)    $    (1,087,447)
Total Assets                                 909,233  ||          877,803        1,132,085           5,775,574
Long Term Liabilities                        570,000  ||          550,000                -                   -
Shareholders Equity (Deficit)               (496,924) ||          (13,375)      (2,484,129)            576,671


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview

         Since the calendar quarter ended December 31, 1995, the Company has experienced sustained significant operating losses. These losses were the result of multiple factors inclusive of unsuccessful introductions of new models of the Company's core product line (the IQoVOICE(TM) Organizer), failed launches of new products, increased competition from lower priced digital recorders, and a general decline in domestic retail sales of the hand-held electronics category.

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

         On January 21, 1998, the Company, in conjunction with Franklin Electronic Publishers, Inc. ("Franklin"), the Company's largest secured creditor, filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan included a significant reduction of the Company's pre-petition obligations, in addition to Franklin's waiving its pre-petition secured claim in the amount of $1,733,990 in exchange for an additional 80% interest in the equity of the Company. The Plan became effective on May 12, 1998 (the "Effective Date").

         Since the commencement of the Bankruptcy Proceedings, the Company discontinued shipments of its IQoVOICE Organizer products, the Company's primary product line, to many of its major domestic retail customers. For the year ended December 31, 1998, the Company's domestic business activities have consisted of sales of IQoVOICE Organizer products to smaller retailers and wholesale accounts and through various direct marketing programs. Since March 1998, the Company has expanded its international marketing activities of its IQoVOICE Organizer products as a result of a successful television direct marketing campaign, which began in Mexico. As a result of the Company's reduced dependency on sales to major domestic retailers, the Company has significantly decreased its variable and fixed operating costs, including the reduction of a number of its officers and other employees.

         Management of the Company is presently focused on the continued expansion of its international sales of the IQoVOICE Organizer products, the development of targeted domestic direct marketing channels for its current products, as well as pursuing licensing opportunities for its Technology.


Results of Operations

         The following table summarizes the Company's historical results of operations as a percentage sales for the post Effective Date seven and one half month period ended December 31, 1998 and the pre Effective Date period ended May 12, 1998 and calendar years ended December 31, 1997 and 1996.

                                        May 13 to    ||  January 1 to      For the years ended
                                      December 31,   ||     May 12,           December 31,
                                          1998       ||      1998           1997         1996
                                                     ||   Debtor in      Debtor in
                                                     ||   Possession     Possession
                                    -----------------||-----------------------------------------
                                                     ||
Net sales                                  100.0%    ||       100.0%        100.0%        100.0%
                                                     ||
Costs and expenses                                   ||
      Cost of goods sold                    63.2%    ||        56.4%         89.6%         70.5%
      Discontinued model costs               0.0%    ||         0.0%         36.2%          3.9%
      Marketing                             10.3%    ||        17.7%         34.1%         25.9%
      General and administrative            34.0%    ||        76.9%         84.9%         23.7%
      Research and development              10.9%    ||        24.5%         21.9%          9.8%
      Warehouse                              7.1%    ||        14.5%         17.3%          9.3%
                                    -----------------||  -------------- ------------- ------------
           Total costs and expenses        125.5%    ||       190.1%        284.0%        143.1%
                                    -----------------||  -------------- ------------- ------------
                                                     ||
Operating loss                             (25.5%)   ||       (90.1%)      (184.0%)       (43.1%)
                                                     ||
Other income (expense)                               ||
      Gain on sale of assets                 0.0%    ||         0.0%          4.5%          0.0%
      Sale of technology license             0.0%    ||         0.0%         22.4%          0.0%
      Interest expense, net                 (1.9%)   ||        (0.4%)        (4.5%)        (2.1%)
      Other                                 (1.0%)   ||        (0.2%)        (0.4%)         0.6%
                                    -----------------||  -------------- ------------- ------------
                                                     ||
Loss before reorganization and                       ||
extraordinary items                        (28.4%)   ||       (90.7%)      (162.0%)       (44.7%)
                                                     ||
Reorganization item                                  ||
      Professional fees                     (0.2%)   ||       (13.1%)        (1.4%)         0.0%
                                                     ||
Loss before extraordinary item             (28.6%)   ||      (103.8%)      (163.4%)       (44.7%)
                                                     ||
Extraordinary item                                   ||
      Forgiveness of debt                    0.0%    ||       242.5%         44.4%          0.0%
                                    -----------------||  -------------- ------------- ------------
                                                     ||
Net income (loss)                          (28.6%)   ||       138.7%       (118.9%)       (44.7%)
                                    =================||  ============== ============= ============

Seven and one-half months ended December 31, 1998

         As of May 12, 1998, the Effective Date of the Amended Plan of Reorganization and Disclosure Statement, the Company, in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", adopted "fresh-start reporting" and has reflected the effects of such adoption in the financial statements for the seven and one half months ended December 31, 1998. There was no change to the carrying value of the assets or liabilities as a result of the adoption of fresh start reporting, however, the balance of the deficit was offset against paid in capital, to the extent available.

         Sales for this period totaled $1,688,000, which included $817,000 in international sales, eighty percent (80%) of which is directly attributable to the infomercial marketing campaign initiated originally in Mexico. Domestic sales for this period consist primarily of sales of the Company's IQoVOICE Organizer products to small retailers and through direct marketing programs as well $370,000 in sales of certain Franklin products.

         Cost of sales for the period were $1,066,806 yielding a gross profit of 36.8%. Cost of sales included non-cash inventory write-downs and adjustments totaling $114,000. Gross profit margins are subject to variation as a result of changes in the mix of both products and sales by distribution channel.

         Total operating costs for the period totaled $1,052,453. The Company has significantly reduced its operating costs in all expense categories including marketing, general and administrative, research and development and warehouse expenses as a result of its de-emphasis on domestic retail sales which requires significant marketing, administrative and warehousing expenditures as opposed to the Company's international sales where the local distributor bears the majority of the costs in these categories. The Company intends to continue to investigate areas where further cost reductions are achievable. Interest expense for the period totaling $31,739 is primarily interest accrued on the loans payable to Franklin. Other expenses of $16,894 is the result of losses recorded on property and equipment sold or abandoned by the Company.


Year ended December 31, 1997 compared with year ended December 31, 1996

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

         In 1997 the Company charged $1,130,000 to operations relating to discontinued model costs. The Company elected to discontinue future production of its IQoVOICE Organizer/Pagers, its low cost line of IQoVOICE Organizers, and its original battery operated IQoVOICE Organizer. As a result, the Company wrote down the inventory value of the related finished goods by $828,000 in accordance with the lower of cost or market methodology, and wrote off $302,000 which was the book value of tooling and product development costs related to the discontinued products. In 1996 the Company charged $419,960 to operations relating to discontinued model costs. The Company elected to discontinue future production of its IQoVOICE TELL-IT Phone product line as well as write off costs relating to its Diary/Organizer product, previously capitalized. Due to the high marketing and start-up manufacturing costs associated with the introduction of Diary/Organizer, the Company, due to the limitation of cash resources, was unable to introduce this product in 1996 and did not believe that sufficient cash resources would be available in the near future. As a result, at December 31, 1996, the Company wrote off $419,960, which was the book value of product development costs related to the two products.

         Included in other income for the year ended December 13, 1997 is $141,527 in gain on sale of assets and $700,000 in income from sale of technology license. Both of these items relate to the previously mentioned agreements entered into with Franklin in May 1997.

         Interest expense for the year ended 1997 was $140,000 as compared to $228,000 in 1996, and was related to the Company's decreased levels of activity under its accounts receivable transfer and purchase agreement offset by its note payable and loan payable to Franklin.

         For the year ended December 31, 1997, included as a reorganization item is $42,300 in expenses relating to legal fees incurred as a result of the Company's Bankruptcy Proceedings. Also included as an extraordinary item is $1,387,842 in income from forgiveness of debt relating to agreements entered into with the Company's manufacturers and certain other trade creditors.

Liquidity and Capital Resources

         At the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. The agreement carried an interest rate of 12% per annum on the average daily balance. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the agreement. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of December 31, 1998, the principal balance due on this loan was $270,000.

         In accordance with the Plan, on or about the Effective Date, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund dedicated to the payment of creditor claims and certain administrative expenses (the Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis with principal all due and payable in a lump sum payment five years from the Effective Date);
2) the 500,000 shares of outstanding convertible preferred stock was converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. After payment of the administrative expenses of the reorganization of $133,000, the balance of the proceeds of the Plan Loan were disbursed in final settlement of the remaining pre-petition claims resulting in a gain from forgiveness of debt of $1,287,721 for the period ended May 12, 1998

         Included in the 1997 statement of cash flows as adjustments to reconcile net loss to net cash used in operating activities are gains on the sale of assets for $141,000 and on forgiveness of debt for $1,387,000. The gain on sale of assets relates to an agreement entered into with Franklin in May 1997 (see Note 3 of notes to financial statements). The gain from forgiveness of debt relates to agreements entered into with the Company's manufacturers and certain other trade creditors (See Note 8(d) of notes to financial statements).

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

         Finally included in the 1997 statement of cash flows as an adjustment to reconcile net loss to net cash used in operating activities, are charges of $1,130,000 relating to discontinued model costs. The Company decided to discontinue future production of its IQoVOICE Organizer/Pagers, its low cost line of IQoVOICE Organizers, and its original battery operated IQoVOICE Organizer. As a result, the Company wrote down the inventory value of the related finished goods by $828,000 in accordance with the lower of cost or market methodology, and wrote off $302,000 which was the book value of tooling and product development costs related to the discontinued products.

     The Company evaluates on a continuous basis software enhancements and updates based on new technologies to improve its information systems. The Company has finished its assessment of its current systems that support the Company's operations in conjunction with year 2000 compliance. The Company has substantially completed remediation of its existing operational software to ensure functionality and continued operations beyond the year 2000. The Company expects to complete such remediation by September 30, 1999. The cost of remediation is estimated to be approximately $25,000, to be expensed as incurred. The Company does not believe that the failure of any customer to be year 2000 compliant would have a material adverse effect on the financial condition of the Company. The Company is in the process of evaluating the progress of its major suppliers toward year 2000 compliance. The Company is developing contingency plans in this regard.

     There are no issued but not yet effective accounting standards that will have a material effect on the Company's financial statements.

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


Item 8. Financial Statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants         15

Statements of Operations for the years
     ended December 31, 1996, 1997 and 1998                16

Balance Sheets at December 31, 1997 and 1998               17

Statements of  Stockholders'  Equity  (Deficit) for
     the years ended December 31, 1996, 1997 and 1998      18

Statements of Cash Flows for the years ended
     December 31, 1996, 1997 and 1998                      19

Summary of Significant Accounting Policies                 20

Notes to the Financial Statements                          21

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Voice Powered Technology International, Inc

     We have audited the accompanying balance sheet of Voice Powered Technology International, Inc (the "Company") as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the periods January 1 to May 12, 1998 (Debtor-in-Possession) and May 13 to December 31, 1998 These financial statements are the responsibility of the Company's management Our responsibility is to express an opinion on these financial statements based on our audit, The financial statements of the Company for the two years ended December 31, 1997 were audited by other auditors, whose report, dated April 3, 1998 expressed an unqualified opinion with an explanatory paragraph on the Company's ability to continue as a going concern.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and cash flows for each of the periods January 1 to May 12, 1998 (Debtor-in-Possession) and May 13 to December 31, 1998 in conformity with generally accepted accounting principles

     On May 12, 1998, the Company emerged from bankruptcy As described in the Summary of Significant Accounting Polices and in Note 2 to the financial statements, the Company accounted for the reorganization as of May 12, 1998 and adopted "fresh-start reporting," As a result, the statements of operations and cash flows of the Company for the periods January 1 to May 12, 1998 and May 13 to December 31, 1998, are not comparable to the statements of operations and cash flows for the two years ended December 31, 1997,


                                                    RADIN, GLASS & CO, LLP
                                                    Certified Public Accountants

New York, New York
February 18, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Voice Powered Technology International, Inc.
Simi Valley, California


     We have audited the accompanying balance sheet of Voice Powered Technology International, Inc. (the "Company") (Debtor-in-Possession, as of September 22,
1997), as of December 31, 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, at December 31, 1997, and the results ofiis operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of $3.713,300 for the year ended December 31, 1997, and has minimal working capital as of December 31, 1997. The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on September 22, 1997. These factors raise substantial doubt about the Company's ability 10 continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             BDO Seidman, LLP

Los Angeles, California
April 3, 1998

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS

                                                May 13 to    ||    January 1 to         For the years ended
                                               December 31,  ||      May 12,                December 31,
                                                  1998       ||        1998             1997            1996
                                                             ||     Debtor in         Debtor in
                                                             ||     Possession        Possession
                                             ----------------||   ------------------------------------------------
                                                             ||
Sales (Note 12)                              $   1,688,000   ||    $    531,000    $   3,327,777     $10,813,447
Less price protection costs (Note 13)                   -    ||              -           205,500               -
                                             ----------------||   ---------------  --------------- ---------------
       Net sales                                 1,688,000   ||         531,000        3,122,277      10,813,447
                                                             ||
Costs and expenses                                           ||
       Cost of goods sold                        1,066,806   ||         299,231        2,798,344
                                                             ||                                        7,620,465
       Discontinued model costs (Note 14)               -    ||              -         1,130,295
                                                             ||                                          419,960
       Marketing                                   174,135   ||          94,104        1,064,094
                                                             ||                                        2,803,361
       General and administrative                  574,055   ||         408,520        2,650,900
                                                             ||                                        2,567,782
       Research and development                    184,678   ||         130,326          683,732
                                                             ||                                        1,061,885
       Warehouse                                   119,585   ||         76,994           541,164
                                                             ||                                        1,005,901
                                             ----------------||   ---------------  --------------- ---------------
            Total costs and expenses             2,119,259   ||       1,009,175        8,868,529      15,479,354
                                             ----------------||   ---------------  --------------- ---------------
                                                             ||
Operating loss                                    (431,259)  ||        (478,175)      (5,746,252)     (4,665,907)
                                                             ||
Other income (expense)                                       ||
       Gain on sale of assets (Note 3)                  -    ||                          141,527
                                                             ||                                                -
       Sale of technology license (Note 3)              -    ||                          700,000               -
       Interest expense, net                       (31,739)  ||          (2,076)        (140,447)       (227,841)
       Other                                       (16,894)  ||          (1,238)         (13,670)
                                                             ||                                           59,508
                                             ----------------||   ---------------  --------------- ---------------
                                                             ||
Loss before reorganization and               $    (479,892)  ||    $   (481,489)    $ (5,058,842)   $ (4,834,240)
extraordinary items                                          ||
                                                             ||
Reorganization item                                          ||
       Professional fees                            (3,658)  ||         (69,768)         (42,300)              -
                                                             ||
Loss before extraordinary item                    (483,550)  ||        (551,257)      (5,101,142)     (4,834,240)
                                                             ||
Extraordinary item                                           ||
       Forgiveness of debt (Note 15)                    -    ||       1,287,721        1,387,842               -
                                             ----------------||   ---------------  --------------- ---------------
                                                             ||
Net income (loss)                            $    (483,550)  ||   $     736,464     $ (3,713,300)   $ (4,834,240)
                                             ================||   ===============  =============== ===============
                                                             ||
Income (loss) per share                                      ||
       Before extraordinary item              $          -   ||    $      (0.03)    $      (0.33)   $      (0.35)
       Extraordinary item                     $          -   ||    $       0.08     $       0.09    $          -
                                             ================||   ===============  =============== ===============
Net income (loss) per share                   $          -   ||    $       0.05     $      (0.24)   $      (0.35)
                                             ================||   ===============  =============== ===============
Weighted average common                                      ||
       shares outstanding                        90,245,360  ||      16,049,072       15,233,523      13,720,414
                                             ================||   ===============  =============== ===============

    See the accompanying summary of accounting policies and the notes to the financial statements.

                                             VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                                            BALANCE SHEETS
                                                                   For the years ended
                                                                       December 31,
                                                                   1998             1997
                                                                   ----             ----
                                                                                 Debtor in
                                                                                 Possession
Assets

Current assets
       Cash and cash equivalents                                $    71,303     $    34,559
       Receivables, net of allowance for doubtful accounts
            of $20,079 and $300,000 for 1998 and 1997
            respectively (Note 4)                                   193,881         148,228
       Inventory (Note 5)
                                                                    314,350         213,717
       Prepaid expenses
                                                                      7,452          10,500
                                                             ----------------- ---------------
                 Total current assets                               586,986         407,004

Property and equipment
       Equipment                                                    326,624         404,236
       Other                                                         79,450          69,508
                                                             ----------------- ---------------
                                                                    406,074         473,744
       Less accumulated depreciation                                314,002         230,611
                                                             ----------------- ---------------
            Net property and equipment                               92,072         243,133

Patents and technology rights, net of amortization                  125,760         204,704
Deferred costs, net (Note 6)                                         80,321         248,361

Other assets                                                         24,094          28,883
                                                             ----------------- ---------------
                 Total assets                                 $     909,233     $ 1,132,085
                                                             ================= ===============
Liabilities and Stockholders' Equity (Deficit)

Current liabilities not subject to compromise
       Current portion of long term debt (Note 8)             $      50,000     $         -
       Accounts payable                                             562,648          63,518
       Accrued expenses (Note 7)                                    159,280         138,320
       Deferred income                                               64,229               -
       Loan payable (Note 8)                                              -         185,000
                                                             ----------------- ---------------
       Total current liabilities not subject to compromise          836,157         386,838

Long term debt - Franklin (Note 8)                                  570,000               -
Liabilities subject to compromise (Note 9)                                -       3,229,376
Commitments and contingencies (Note 10)                                   -               -
                                                             ----------------- ---------------

Total liabilities                                                 1,406,157       3,616,214


Stockholders' equity (deficit) (Note 11)
       Preferred stock, 10,000,000 shares authorized; $1.00
       stated value, 0 and 500,000 shares issued and
       outstanding; aggregate liquidation preference of
       $500,000                                                           -         500,000
       Common stock, 100,000,000 shares authorized; $.001
       stated value, 90,245,360 and 16,011,572 shares
       issued and outstanding                                        90,246          16,012

       Additional paid-in capital                                                27,897,082
       Accumulated deficit                                         (587,170)    (30,897,223)
                                                             ----------------- ---------------
         Total stockholders' equity (deficit)                      (496,924)     (2,484,129)
                                                             ----------------- ---------------
         Total liabilities and stockholders' equity (deficit) $     909,233     $ 1,132,085
                                                             ================= ===============

    See the accompanying summary of accounting policies and the notes to the financial statements.

                                             VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                                       STATEMENTS OF CASH FLOWS
                                                              May 13 to    ||   January 1 to        For the years ended
                                                             December 31,  ||     May 12,               December 31,
Increase (Decrease) in Cash and Cash Equivalents                 1998      ||       1998           1997             1996
                                                                 ----      ||       ----           ----             ----
                                                                           ||    Debtor in       Debtor in
                                                                           ||    Possession     Possession
                                                                           ||
Cash flows from operating activities:                                      ||
    Net income (loss)                                         $ (483,550)  ||   $    736,464    $(3,713,300)     $(4,834,240)
    Adjustments to reconcile net loss                                      ||
      to net cash provided by (used in) operating activities:              ||
        Depreciation and amortization                             245,452  ||        152,898        741,498          832,415
        Compensatory stock options                                         ||                             -           48,000
        Loss (Gain) on sale and disposal of assets                 16,894  ||          1,238       (141,527)               -
        Gain on forgiveness of debt                                        ||     (1,287,721)    (1,387,842)               -
        Provision for price protection                                     ||                       205,500                -
        Write-off of tooling related to discontinued models                ||                        87,406                -
        Write-off of deferred costs related to                             ||
           discontinued models                                             ||                       214,676          419,960
        Write-down of inventory related to discontinued models             ||                       828,213          150,000
    Changes in operating assets and liabilities:                           ||
        (Increase) decrease in restricted cash                             ||                       150,000         (150,000)
        (Increase) decrease in receivables                        (71,422) ||         25,769      1,448,401        3,260,987
        (Increase) decrease in inventory                         (166,759) ||         66,126        632,889          980,613
        (Increase) decrease in prepaid expenses                    (5,852) ||          8,900         90,995           37,386
        (Increase) decrease in other assets                         1,696  ||          3,093         98,613         (155,918)
        Increase (decrease) in pre-petition accounts payable               ||                    (1,868,091)       2,394,383
        Increase in post-petition accounts payable                497,318  ||          1,812         63,518                -
        Increase (decrease) in pre-petition accrued expenses               ||                        80,156         (747,458)
        Increase in post-petition accrued expenses                  3,432  ||         17,528        138,320                -
        Increase (decrease) in post-petition deferred income       (5,771) ||         70,000
        Decrease in pre-petition liabilities subject to                    ||       (207,664)
        compromise                                                         ||
                                                            ---------------||  --------------- --------------   --------------
        Net cash provided by (used in) operating activities        31,438  ||       (411,557)     (2,330,575)      2,236,128
                                                            ---------------||  --------------- --------------   --------------
Cash flows from investing activities:                                      ||
    Capital expenditures                                         (18,437)  ||                       (165,970)       (259,569)
    Proceeds from the sale of product line to Franklin                     ||                        450,000               -
    Proceeds from the sale of property and equipment                       ||                          9,677               -
    Expenditures for patents and technology rights                         ||                              -        (100,000)
    Expenditures for deferred costs                                        ||                      (198,938)        (494,509)
                                                            ---------------||  --------------- --------------   --------------
        Net cash provided by (used in) investing activities      (18,437)  ||              -         94,769         (854,078)
                                                            ---------------||  --------------- --------------   --------------
Cash flows from financing activities:                                      ||
    Payments on loan payable                                               ||                             -       (3,265,439)
    Proceeds from the exercise of stock options and warrants               ||                             -           15,156
    Proceeds from pre-petition note payable                                ||                     1,708,750                -
    Proceeds from post-petition loans payable                     20,000   ||        415,000        185,000                -
    Proceeds from sale of common stock                                     ||            300        150,000                -
                                                           ----------------||  --------------- --------------   --------------
        Net cash provided by (used in) financing activities       20,000   ||        415,300      2,043,750       (3,250,283)
                                                           ----------------||  --------------- --------------   --------------
Net increase (decrease) in cash and cash equivalents              33,001   ||          3,743       (192,056)      (1,868,233)
Cash and cash equivalents at the beginning of the period          38,302   ||         34,559        226,615        2,094,848
                                                           ----------------||  --------------- --------------   --------------
Cash and cash equivalents at the end of the period          $     71,303   ||  $      38,302   $     34,559     $    226,615
                                                           ================||  =============== ==============   ==============

    See the accompanying summary of accounting policies and the notes to the financial statements.

                                                                                Additional
                                    Preferred Stock         Common Stock
                                   ------------------   --------------------      Paid In      Accumulated    Stockholders'
                                   Shares     Amount     Shares      Amount      Capital       Deficit      Equity(Deficit)
                                   -------   --------   ----------   -------   -----------   ------------    -----------
Balance, January 1, 1996                --         --   12,486,273   $12,486   $25,679,900   $(22,349,683)   $ 3,342,703

Vendors/employees exercised
stock options (Note 9(a))               --         --       90,833        91        15,065             --         15,156

Stock options issued to Board
of Directors members (Note 9(a))        --         --           --        --        48,000             --         48,000

Stock options issued to
related party (Note 9(a))               --         --           --        --        50,000             --         50,000

Shares of common stock issued
to manufacturer (Note 9(c))             --         --    1,371,966     1,372     1,953,680             --
                                                                                                               1,955,052

Net loss                                --         --           --        --            --     (4,834,240)    (4,834,240)
                                   -------   --------   ----------   -------   -----------   ------------    -----------
Balance, December 31, 1996              --         --   13,949,072   $13,949   $27,746,645   $(27,183,923)   $   576,671

Preferred stock issued
to GSS (Note 9(c))                 500,000    500,000           --        --            --             --        500,000

Stock issued to
Franklin (Note 9(c))                    --         --    2,000,000     2,000       148,000             --        150,000

Stock issued to
president (Note 9(c))                   --         --       62,500        63         2,437             --          2,500

Net loss                                --         --           --        --            --     (3,713,300)    (3,713,300)
                                   -------   --------   ----------   -------   -----------   ------------    -----------
Balance, December 31, 1997         500,000   $500,000   16,011,572   $16,012   $27,897,082   $(30,897,223)   $(2,484,129)
                                   =======   ========   ==========   =======   ===========   ============    ===========

Stock options exercised by
prior officer (Note 9(a))
                                                            37,500        38           263                           301
Preferred stock converted
to common stock (Note 9(c))       (500,000)  (500,000)   2,000,000     2,000       498,000                             -
Common stock issued to Franklin
Electronic Publishers Inc.
(Note 9(c))                                             72,196,288    72,196     1,661,794                     1,733,990

Net income - January 1
to May 12, 1998
                                                                                                  736,464        736,464
Reclassification of accumulated
deficit as of May 12, 1998
                                                                               (30,057,139)    30,057,139
                                   -------   --------   ----------   -------   -----------   ------------    -----------

Balance, May 13, 1998                    -         -    90,245,360    90,246             -      (103,620)        (13,374)

Net loss - May 13 to
December 31, 1998                                                -                              (483,550)       (483,550)
Balance, December  31, 1998              -   $      -   90,245,360    90,246             -   $  (598,170)       (496,924)
                                   =======  =========   ==========   =======   ===========   =============   ============

    See the accompanying summary of accounting policies and the notes to the financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Reorganization and Basis of Presentation

         On September 22, 1997, the Company filed a petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. From September 1997 through May 12, 1998, the Company operated as a "Debtor-In-Possession" under such code. As of May 12, 1998, in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh-start reporting" and has reflected the effects of such adoption in the financial statements for the seven and one half months ended December 31, 1998 (see note 2 to the financial statements). There was no change to the carrying value of the assets or liabilities as a result of the adoption of fresh start reporting, however, the balance of the deficit was offset against paid in capital, to the extent available.

Revenue Recognition
         The Company recognizes revenue upon shipment of product.

Cash and Cash Equivalents
         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory
         Inventory is valued at the lower of cost or market, on a first-in, first-out (FIFO) basis.

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

Loss Per Share
         On March 31, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), during 1997. SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Due to losses occurring in 1996 and 1997, dilutive and basic loss per share amounts are same for each year. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. The Company has adopted this pronouncement and it had no effect on its loss per share computations.

         Loss per share is based on the weighted average number of common shares outstanding during each period presented. For years ended December 31, 1997 and 1996, outstanding stock options and warrants of 1,386,020 and 2,942,124, respectively, are not included in the earnings per share calculation since their effect would be anti-dilutive. There were no outstanding stock options or warrants for the year ended December 31, 1998.

Income  Taxes
     The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). This standard employs an asset and liability approach in accounting for income taxes, the objective of which is to recognize the amount of current and deferred taxes payable or receivable at the date of the financial statements using the provisions of enacted tax laws.

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

Impairment of Long-Lived Assets Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. Long-lived assets are written off when management believes they provide no future benefit.

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

         Also, in accordance with SFAS 123, the Company is to make a footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and recognized over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. For the years ended December 31, 1996 and 1997, additional compensation cost as measured pursuant to SFAS 123 for options granted in 1997, 1996, and 1995 was not material. Accordingly, pro forma net loss and net loss per share is not applicable. Effective as of May 12, 1998 in conjunction with the confirmation of the Company's Plan of Reorganization, all outstanding stock options were cancelled and no new grants had been issued by the Company as of December 31, 1998.

Reclassification
         Reclassification of certain prior year amounts may have been made to conform to current year classification.

Recent Accounting Pronouncements
         There are no issued but not yet effective accounting standards that will have a material effect on the Company's financial statements.

                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  Business

    Voice Powered Technology International, Inc. (the "Company"), incorporated in California in June 1985, began active operations in January 1990. The Company was formed to develop, market, and distribute low-cost voice recognition and voice activated products on a worldwide basis, both directly and through licensing agreements. From January 1990 until July 1992, the Company operated as a development stage enterprise.

    The Company's licensed voice-recognition VoiceLogic(TM) Technology (the "Technology") is fully developed and in commercial use and has been included in a variety of consumer oriented products manufactured for the Company under contract with third parties. The Technology consists of a combination of rights, developed and acquired, which are now licensed by the Company (Note 3). This Technology permits utilization of the human voice as a replacement for manual controls, such as buttons, switches, and dials in activating and controlling everyday consumer and business products and can operate on microprocessors powered by only penlight or nicad batteries. The Technology can also be licensed for use in a variety of products with only limited modifications to the application software for adaptation to the specific product. The core Technology can also be adapted easily for use in virtually any spoken language in the world, thus enabling it to be used in virtually any country in the world.

    The Company does not use business line reporting in its internal financial reporting.


2.  Petition for Relief Under Chapter 11 and Basis of Presentation

    On September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California ("Court"), under the provisions of Chapter 11 of the Bankruptcy Code. On January 21, 1998, the Company, in conjunction with Franklin Electronic Publishers, Inc. ("Franklin"), the Company's largest secured creditor, filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court which became effective on May 12, 1998 (the "Effective Date"). The Plan included a significant reduction of the Company's pre-petition obligations, in addition to Franklin's waiving its pre-petition secured claim in the amount of $1,733,990 in exchange for an additional 80% interest in the equity of the Company.

    In accordance with the Plan, on or about May 12, 1998, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses (Note 6); 2) the 500,000 shares of outstanding convertible preferred stock of the Company was converted into 2,000,000 shares of the Company's common stock (Note 11(c)); and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990.

3. Pre-Petition Agreements with Franklin Electronic Publishers, Inc.

    In May 1997, the Company consummated a transaction involving two agreements with Franklin. The first agreement was a Purchase and Loan Agreement in which the two companies entered into the following transactions: 1) The Company transferred and sold to Franklin for $450,000 in cash its inventory, rights to work in process, manufacturing assets, marketing assets, and software and hardware design assets for the Company's IQoVOICE(TM) Organizer Models 5150 and 5160 (IQoVOICE Pocket Organizers); 2) the Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction; and 3) Franklin loaned the Company cash equal to $1,200,000, in addition to $500,000 plus accrued interest previously loaned to the Company in the first quarter of 1997, and restructured the previous payment terms into a new $1,708,750 promissory note, collateralized by the assets of the Company, with an interest rate of 10% per year. The second agreement was a Technology Transfer Agreement in which the two companies entered into the following transactions: 1) the Company granted to Franklin a non-exclusive perpetual  license for  technology  rights  evidenced  by the  Company's patent related to operation of Voice Organizer products as well as other technology and software developed by the Company for a non-refundable advance royalty of $700,000; and 2) the Company assigned the rights to the VoiceLogic(TM) Technology to Franklin, and Franklin granted back to the Company a non-exclusive perpetual license of the VoiceLogic Technology, including the right to sublicense, for the development, manufacture, sale and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company's remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin. As a result of the completion of these transactions, the Company recognized $141,527 as a gain on the sale of assets, and $700,000 as income from the sale of the technology license.


4.  Accounts Receivable

    In August 1996, the Company entered into a $3,000,000 accounts receivable transfer and purchase agreement with a financial institution. The agreement expired during 1997, and on December 30, 1997 the Company, after obtaining authorization from the Bankruptcy Court, made a final payment to the financial institution with which the Company re-purchased its previously transferred outstanding receivables, extinguishing all potential obligations to the institution, in exchange for release of the security interest held by this institution on the assets of the Company. The December 31, 1996 balance of $3,367,772 was the largest amount of outstanding receivables sold under the agreement during 1996 or 1997. The average rate of interest under this agreement was 21.9% in 1996 and 11% in 1997.


5.  Inventories
    Inventories consisted of the following:

                                                For the years ended December 31,
                                                  1998                    1997
                                                  ----                    ----
         Finished goods                          $210,082               $ 94,231
         Parts and collateral materials           104,168                119,486
                                                 ---------              --------

         Total Inventory                         $314,350               $213,717
                                                 ========               ========

6.  Deferred Costs
    Deferred costs consisted of the following:

                                                For the years ended December 31,
                                                  1998                    1997
                                                  ----                    ----
         Product improvement costs           $     --                 $117,487
         Product development costs             271,869                 271,869
                                              --------                --------
                                               271,869                 389,356
         Less accumulated amortization         191,548                 140,995
                                              --------                --------
            Deferred costs - net              $ 80,321                $248,361
                                              ========                ========

7.  Accrued Expenses
    Accrued expenses consisted of the following:

                                                For the years ended December 31,
                                                  1998                    1997
                                                  ----                    ----
         Reserve for product returns           $11,500                 $50,000
         Royalties due Franklin                 75,000                  15,000
         Interest due Franklin                  44,942                   3,325
         Legal and accounting                    8,000                  42,300
         Other                                  19,838                  27,695
                                               -------                 -------
            Total accrued expenses           $ 159,280               $ 138,320
                                             =========               =========

8.  Loans Payable

    As of September 22, 1997, in conjunction with the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. The agreement carried an interest rate of 12% per annum on the average daily balance. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the agreement. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of December 31, 1998, the principal balance due on this loan was $270,000.

    In accordance with the Plan, on the Effective Date the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses of the Bankruptcy Proceedings. The Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis, with principal all due and payable in a lump sum payment five years from the Effective Date which is May 12, 2003.


9.  Liabilities Subject to Compromise

     Liabilities subject to compromise consisted of the following pre-petition obligations:

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
                                                      ===============

10.  Commitments

    (a) As of December 31, 1998, the Company has one operating lease that requires future minimum rental payments with initial or remaining terms in excess of one year:

                                                  Operating
                                                   Lease
                                                -----------
                       1999                     $    58,500
                       2000                          58,500
                       2001                          17,062
                                                 -----------
                       Total                    $   134,062
                                                 ===========

    The operating lease pertains to a lease for the Company's office facilities. The lease expires April 14, 2001. Franklin has provided a limited guaranty of the Company's performance under this lease. Rent expense was $73,086, $162,000 and $264,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

      (b) In February 1996, the Company entered into an agreement with a related party ("the Inventor"), inventor of an integral part of the voice recognition technology used by the Company, which resulted in the Company's obtaining unrestricted exclusive world wide ownership rights to the technology subject to ongoing royalties for a total cost of $100,000 in cash and stock options which were cumulatively $50,000 lower than market value. The royalties are subject to a minimum of $60,000 per year, payable quarterly. In May 1997, this agreement with the Inventor was assigned to Franklin (Note 3). However, with respect to the annual minimum royalty due to the Inventor by Franklin, the Company remains obligated to Franklin for the $60,000 per year. Royalty expense incurred in 1998, 1997 and 1996 amounted to $60,000, $60,000 and $130,400, respectively.

    (c) As of December 31, 1997, the Company had an employment agreement with one of its officers, which expired in February 1998. In February 1998, the Company entered into employment agreements with this officer as well as with another officer. These agreements expired December 31, 1998.


11.  Capital Stock

  (a) Stock options

    The Company's 1992 Stock Option Plan (the "1992 Plan") provided for the granting of non-statutory stock options or incentive stock options to employees to purchase up to an aggregate of 700,000 shares of common stock, subject to anti-dilution provisions. The Company's 1994 Stock Option Plan (the "1994 Plan") provided for the granting of non-statutory stock options or incentive stock options to employees to purchase up to an aggregate of 700,000 shares of common stock, subject to anti-dilution provisions. Pursuant to the terms of the Plan of Reorganization, all options unexercised as of the Effective Date of the Plan of Reorganization were canceled.

    Under the terms of a May 1997 termination agreement with the Company's previous CEO, who, at the time, was Chairman of the Company's Board of Directors, the Company granted 75,000 stock options at an exercise price of $.008 per share (which was 20% of the fair market value per share at the time of the grant in accordance with previous options granted by the Company for non-employee directors). In April 1998, 37,500 of these stock options were exercised.

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

    Also in May 1997, the Company entered into an agreement with a manufacturer of the Company's products under which the Company paid cash and issued 500,000 shares of non-voting, non-cumulative, convertible preferred stock, with a $0.06 per share mandatory dividend payable annually in cash or common stock at the option of the Company on the anniversary date of issuance, as full and final settlement of outstanding liabilities. The preferred stock had a $1.00 per share liquidation preference and each share was convertible into four (4) shares of the Company's common stock. Pursuant to the Plan of Reorganization, these 500,000 shares of outstanding preferred stock were converted into 2,000,000 shares of the Company's common stock.

    Finally, in May 1998, in accordance with the Plan of Reorganization, the Company's Articles of Incorporation were amended to increase, among other things, the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990.


12.  Major Customers and International Sales

    In 1996, the Company had two domestic customers whose purchases, totaling $3,100,000, each exceeded 10% of the Company's net sales. In 1997, the Company had one domestic customer whose purchases, totaling $418,000, exceeded 10% of the Company's net sales. For the seven and one half months ended December 31, 1998, the Company had sales to one domestic customer of $266,000 and had sales to one international customer of $605,000, representing 16% and 36% of the Company's sales for this period respectively.

    During 1996 and 1997, approximately 15% of the Company's net sales were international sales, primarily in Europe. For the seven and one half months ended December 31, 1998, the Company's international sales totaled $817,000, equal to 48% of total sales. Inasmuch as all international sales are in US dollars, the Company does not incur any gains or losses on foreign currency fluctuations. Further, the Company does not maintain any material inventory or other assets in foreign countries and requires payment at the time of sale on the majority of export sales. Accordingly, there are no material identifiable assets attributable to international sales activities.


13.  Price Protection

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


14.  Discontinued Model Costs

    As of December 31, 1996, the Company discontinued future production of its IQoVOICE Tell-It Phone as well as writing off costs relating to its
Diary/Organizer product, previously capitalized. The Diary/Organizer was designed for girls between the ages of seven to thirteen, and featured games and activities which utilized the Company's VoiceLogic technology. Due to the high marketing and start-up manufacturing costs associated with the introduction of this product, the Company, due to the limitation of cash resources, was unable to introduce this product and did not believe that sufficient cash resources would be available. As a result, at December 31, 1996, the Company wrote off $419,960, which was the book value of product development costs related to the discontinued products.

    As of December 31, 1997, the Company discontinued future production of its IQoVOICE Organizer/Pagers, its low cost line of IQoVOICE Organizers, and its original battery operated IQoVOICE Organizer. As a result, the Company wrote down the inventory value of the related finished goods by $828,213 in accordance with the lower of cost or market methodology. Also, the Company wrote off $302,082, which was the book value of tooling and product development costs related to the discontinued products. As such, the total cost charged to operations in 1997 related to discontinued products was $1,130,295.


15.  Forgiveness of Debt

    In May 1997, the Company entered into agreements with the prior contract manufacturers of the Company's products, relating to the resolution of outstanding liabilities and commitments. Also, in May 1997, the Company entered into agreements with many of its other trade creditors in which the trade creditors agreed to accept discounted lump sum payments in full consideration of current obligations of the Company. As a result of these agreements, the Company recognized a gain from forgiveness of debt of $1,387,842 for the year ended December 31, 1997.

    In May 1998, The Company's Amended Plan of Reorganization and Disclosure Statement became effective and the Company received the Plan Loan of $350,000 from Franklin to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses. After payment of the administrative expenses of $133,000, the balance of the funds were disbursed in final settlement of the remaining pre-petition claims resulting in a gain from forgiveness of debt of $1,287,721.


16.  Supplemental Cash Flow Information

    During the years ended December 31, 1997 and 1996, the Company paid $140,000 and $228,000 in interest expense. For the year ended December 31, 1998, interest expense due Franklin totaling $44,943 is accrued and unpaid.

Supplemental non-cash financing and investing activities were as follows:


                                                                                    Years ended December 31,
                                                                                   1998        1997            1996
                                                                            -----------   ---------     -----------
Issuance of common stock in consideration of pre-petition loan payable      $1,733,990    $     --       $      --
Conversion of preferred stock to common stock                                  500,000          --              --
Issuance of common stock to president (Note 9(c))                                   --       2,500              --
Issuance of preferred stock to vendor (Note 9(c))                             (500,000)    500,000              --
Issuance of compensatory stock options (Note 9(a))                                  --          --          48,000
Issuance of compensatory stock options to related party (Notes 8(b) and 9(a))       --          --          50,000
Issuance of common stock to vendor (Note 9(c))                                      --          --       1,955,052


17.  Income Taxes

    Unused net operating losses of approximately $27,000,000 are available as of December 31, 1998 to offset future years' federal taxable income, and expire through 2012. Unused California net operating losses of approximately $12,000,000 are available as of December 31, 1998 to offset future years' California taxable income and expire through 2002. Under federal tax law IRC
Section 382, certain significant changes in ownership of the Company may restrict future utilization of these carry-forwards. In the event the loss carry-forwards are fully utilizable, the Company has a deferred tax asset of approximately $10,000,000 as of December 31, 1998. In addition, the Company has research and development tax credits of approximately $250,000 and $123,000 for Federal and California tax purposes respectively. They will begin to expire in 2007. The Company has a valuation allowance equal to, and which offsets, the net deferred tax asset as the Company cannot conclude that it is more likely than not the net deferred tax asset will be realized.

18.  Related Party Transactions

    During 1996 and 1997 the Company paid royalties of $98,000 and $82,000, respectively, to a director of the Company. Further, during 1996 the Company granted stock options which were cumulatively $50,000 lower than market value to the same director.

    Also during 1997, the Company paid $31,000 to its former president/CEO relating to agreements entered into in May 1997 and issued to its current president 62,500 shares of the Company's common stock at market value, valued at $2,500, which was applied to accrued salaries due.

    As of the Effective Date, the Company became an 82% subsidiary of Franklin. During 1998, the Company incurred interest expense on loans from Franklin in the amount of $38,419 . In addition, during 1998 the Company incurred royalties expenses in the amount of $60,000. Lastly, the Company purchased inventory from Franklin for resale in the amount of $457,088. As of December 31, 1998, amounts due Franklin included in accounts payable of the Company is $457,088 for inventory purchases and, amounts due Franklin included in accrued expenses of the Company is $75,000 in royalties payable and $44,943 in interest payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On September 3, 1998, the Company replaced BDO Seidman LLP as the principal accountant to audit the Company's financials statements and engaged Radin, Glass & Co., LLP as the principal accountant to audit the Company's financial statements.

     BDO's reports on the Company's financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports modified as to audit scope or accounting principles. However, BDO's reports on the Company's financial statements for the two most recent fiscal years did contain a modification as to uncertainty relating to the Company's ability to continue as a going concern.

     The decision to replace BDO as the principal accountant to audit the Company's financial statements was recommended and approved by the Company's Board of Directors.

     During the  Company's  two most recent  fiscal years and in the  subsequent interim period preceding the date of BDO's replacement, there were no disagreements between the Company and BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of BDO, would have caused BDO to make a reference to the subject matter of the disagreement in connection with BDO's reports on the Company's financial statements for such periods.

     During the Company's two most recent fiscal years and the subsequent interim period preceding the date of Radin's engagement, neither the Company nor any person on the Company's behalf consulted Radin regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements.


PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 1999 annual meeting of stockholders (the "1999 Proxy Statement"), which is incorporated herein by this reference.

Item 11.  Executive Compensation

         Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1999 Proxy Statement, which is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

         Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1999 Proxy Statement, which is incorporated herein by this reference.

Item 14.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

       See Exhibit Index

(b)   Reports on Form 8-K.

       Form 8-K filed with the SEC on  September 3, 1998 under Item 4 and Item 7

                                  EXHIBIT INDEX

*        3(a)         Articles of Incorporation, as amended
         3(aa)        Certificate of Amendment of Articles of Incorporation
                         dated May 12, 1998
*        3(b)         Bylaws, as amended
*        4(a)         Form of Warrant Agreement with U.S. Stock Transfer Corp.
*        4(b)         Form of Representative's Unit Purchase Option
*        4(c)         Specimen of Common Stock Certificate of Registrant
*        4(d)         Form of Warrant Certificate
*        10(a)        1992 Stock Option Plan
***      10(aa)       1994 Stock Option Plan
*        10(b)        Employment Agreement with Michael Bissonnette
*        10(c)        Employment Agreement with Edward M. Krakauer
*        10(d)        Employment Agreement with Jerry Gutterman
****     10(dd)       1994 Consulting Agreement between Registrant and Jerry
                         Gutterman
*        10(e)        Non-Qualified Stock Option Agreement with Edward M.
                         Krakauer
*        10(f)        Non-Qualified Stock Option Agreement with Jerry Gutterman
*        10(g)        Agreement and Stock Option Agreement with Jerry Gutterman
*        10(h)        Leases for Canoga Park, California
*        10(hh)       Additional Leases for Canoga Park, California
***      10(hhh)      Additional Leases for Canoga Park and Chatsworth,
                         California
****     10(hhhh)     Lease for Executive Offices, Sherman Oaks, California
*        10(i)        License Agreement with ESSO Development, Inc.
*        10(j)        Manufacturing and Warrant Agreements with Flextronics
                         (Malaysia) SDN, BHD
*        10(l)        Agreements with Regal Communications Corporation
**+/-    10(m)        Stock Option Agreement between Michael Bissonnette and
                         Edward Krakauer
**+/-    10(n)        Escrow Agreement among Michael Bissonnette, Edward
                         Krakauer and U.S. Stock Transfer Corporation
**+/-    10(o)        Registration Rights Agreement between Registrant and
                         Edward Krakauer
**+/-    10(p)        1993 Employment Agreement between Registrant and Edward
                         Krakauer
**+/-    10(pp)       Indemnity Agreement between Registrant and Edward Krakauer
(1)+     10(ppp)      Amendment to Employment Agreement with Edward M. Krakauer
   -
+        10(pppp)     Amendment to Employment Agreement with Edward M. Krakauer
-
+        10(ppppp)    Termination Agreement with Edward M. Krakauer
-
+        10(pppppp)   Consulting Agreement with Edward M. Krakauer
-
**+/-    10(q)        Amendment to Employment Agreement between Michael
                         Bissonnette and Registrant
***+/-   10(qq)       Indemnity Agreement between Registrant and Michael
                         Bissonnette
***+/-   10(qqq)      1994 Consulting Agreement between Registrant and Michael
                         Bissonnette
***+/-   10(r)        Indemnity Agreement between Registrant and Jerry Gutterman
***+/-   10(s)        Employment Agreement between Registrant and Mitchell Rubin
***+/-   10(ss)       Indemnity Agreement between Registrant and Mitchell Rubin
****     10(sss)      Registration Rights Agreement and Amendment thereto
                         between Registrant
                      and Mitchell  Rubin
(1)+     10(ssss)     Amendment to Employment Agreement with Mitchell B. Rubin
+        10(sssss)    Amendment to Employment Agreement with Mitchell B. Rubin
         10(s.6)      Amended Employment Agreement with Mitchell B. Rubin
****+    10(t)        Employment Agreement with Mark L. Frankel
    -
(1)+     10(tt)       Amendment to Employment Agreement with Mark L. Frankel
   -
****     10(u)        Employment Agreement with George H. Fischer
+        10(uu)       Amendment to Employment Agreement with George H. Fischer
-
*****    10(v)        Flextronics Termination Agreement
(2)      10(vv)       Settlement Agreement with Flextronics
(1)+     10(w)        Employment Agreement with Kenneth I. DeWitt
   -
(1)+     10(ww)       Amendment to Employment Agreement with Kenneth I. DeWitt
   -
+        10(www)      Amendment to Employment Agreement with Kenneth I. DeWitt
-
         10(w.4)      Amended Employment Agreement with Kenneth I. DeWitt
(1)      10(x)        Business Cooperation Agreement with Hansol Electronics,
                         Inc.
(2)      10(xx)       Termination Agreement with Hansol Electronics, Inc.
(1)      10(y)        Assignment Agreement for Technology with Myron Hitchcock
(1)      10(yy)       Stock Option Agreement regarding Assignment Agreement for
                         Technology with Myron Hitchcock

(1)      10(z)        Loan Agreement with Manufacturers Bank
(1)      10(zz)       Amendment to Loan Agreement with Manufacturers Bank
(2)      10.1         MobileComm Joint Purchase and Marketing Agreement
(2)      10.1.1       MobileComm Settlement Agreement
(2)      10.1.2       MobileComm Amended Settlement Agreement
(2)      10.2         Employment Agreement with Larry Kloman
(2)      10.3         Manufacturing Agreement with GSS/Array
(2)      10.3.1       Agreement for Discounted Payment and Adequate Assurance
                         of Performance with GSS/Array
(2)      10.4         Loan Agreement with KBK Financial
(2)      10.5         Letter of Intent from Voice It Worldwide, Inc.
(2)      10.5.1       Termination Letter from Voice It Worldwide, Inc.
(2)      10.6         Letter of Intent from Franklin Electronic Publishers, Inc.
(2)      10.6.1       Security Agreement with Franklin Electronic Publishers,
                         Inc.
(2)@     10.6.2       Purchase and Loan Agreement with Franklin Electronic
                         Publishers, Inc.
(2)@     10.6.3       Technology Transfer Agreement with Franklin Electronic
                         Publishers, Inc.
         10.6.4       Revised Loan and Security Agreement with Franklin
                         Electronic Publishers, Inc. dated September 22, 1997
         10.6.5       Letter Agreement of October 7, 1997 Regarding Post
                         Petition Financing Agreement and Loan and Security Agreement
         10.6.6       Amendment to Loan and Security Agreement with Franklin
                         Electronic Publishers, Inc. dated September 22, 1997
(2)      10.7         Lease for Executive Offices, Tarzana, California
(3)      10.7.1       Amendment Number One to Lease for Executive Officers,
                         Tarzana, California
(3)      10.7.2       Amendment Number Two to Lease for Executive Officers,
                         Tarzana, California
(3)      10.8         Disclosure  Statement and Plan of Reorganization  for
                         Voice Powered Technology International, Inc. dated as of January 21, 1998
(3)      10.8.1       Order  confirming  Amended  Disclosure  Statement  and
                         Plan of Reorganization for Voice Powered Technology International, Inc. dated as of April 29, 1998
(4)      16           Letter, dated September 8, 1998, from BDO Seidman LLP to
                         SEC re Form 8-K Statements.
         21           Subsidiaries:  None
(2)      23           Consent of BDO Seidman, LLP
(4)      99           Voice Powered Technology International, Inc. Press
                         Release, dated September 11, 1998.

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

*****Previously   filed  with,  and   incorporated   herein  by  reference  from
     Registrant's Form 8-K filed with the Commission and dated March 15, 1996.

+/-  Management contract or compensatory plan or arrangement.

(1)  Previously   filed  with,  and   incorporated   herein  by  reference  from
     Registrant's Form 10-KSB for the year ended December 31, 1995.

@ Filed separately with the Securities and Exchange Commission with a request for confidential treatment.

(2)  Previously   filed  with,  and   incorporated   herein  by  reference  from
     Registrant's Form 10-KSB for the year ended December 31, 1996.

(3)  Previously   filed  with,  and   incorporated   herein  by  reference  from
     Registrant's Form 10-KSB for the year ended December 31, 1997.

(4)  Previously   filed  with,  and   incorporated   herein  by  reference  from
     Registrant's Form 8-K filed on September 11, 1998

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, there and to duly authorized.



                                           VOICE POWER TECHNOLOGY
                                           INTERNATIONAL, INC.

                                           /s/ Mitchell B. Rubin
                                    -----------------------------------
DATE:  March 30, 1999               By:    Mitchell B. Rubin
                                           President



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                       Title                     Date
-----------                     -----                     ----
/s/ Gregory J. Winsky
-------------------------
Gregory J. Winsky               Chief Executive Officer   March 30, 1999
                                and Director

/s/ Mitchell B. Rubin
-------------------------
Mitchell B. Rubin               President and Director    March 30, 1999

/s/ Barry Lipsky
-------------------------
Barry Lipsky                    Secretary and Director    March 30, 1999


