Form 10QSB
period 1999-03-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1999-05-14
CIK 890447

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-QSB

              [X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __X__ No ____

     As of March 31, 1999 there were 90,245,360 shares of Voice Powered Technology International, Inc. Common Stock $.01 par value outstanding.

   Transitional Small Business Disclosure Format (check one) Yes ____ No __X__

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS







PART I -- FINANCIAL INFORMATION                               PAGE NUMBER
                                                              -----------


     Item 1.      Financial Statements -- unaudited

         Balance Sheet as of March 31, 1999                            3

         Statements of Operations for the three months
         ended March 31, 1999 and 1998                                 4

         Statements of Cash Flows for the three months
         ended March 31, 1999 and 1998                                 5

         Notes to Financial Statements                                 6



     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations     7-8



PART II -- OTHER INFORMATION                                           9


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                             (Amounts in Thousands)
                                   (Unaudited)

                                     Assets
                                                                  March 31, 1999

Current assets
    Cash and cash equivalents                                           $   115
    Receivables, net of allowance for doubtful accounts                      60
    Inventory                                                               301
    Prepaid expenses                                                          5
                                                                        -------
         Total current assets                                               481
Property and equipment
    Equipment                                                               329
    Other                                                                    82
                                                                            411
    Less accumulated depreciation                                           333
                                                                        -------
Net property and equipment                                                   78
Patents and technology rights, net of amortization                          116
Deferred costs, net of amortization                                          60
Other assets                                                                 24
                                                                        -------

         Total assets                                                   $   760
                                                                        =======

                      Liabilities and Stockholders' Deficit
Current liabilities
    Current portion, long term debt (Note 3)                            $    50
    Accounts payable                                                        533
    Accrued expenses                                                        367
    Deferred income                                                          44
                                                                        -------
         Total current liabilities                                          994

Long term debt- loans payable (Note 3)                                      570
                                                                        -------

         Total liabilities                                                1,564
Stockholders' equity (deficit)
    Common stock, 100,000,000 shares authorized; $.001 stated value,
       90,245,360 shares issued and outstanding                              90
Accumulated deficit                                                        (894)
         Total stockholders' equity (deficit)                              (804)
                                                                        -------
Total liabilities and stockholders' equity (deficit)                    $   760
                                                                        =======

                 See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                     (Amounts in Thousands Except Per Share)
                                   (Unaudited)

                                                        Three months     ||      Three months
                                                           ended         ||         ended
                                                        March 31, 1999   ||     March 31, 1998
                                                                         ||          Debtor
                                                                         ||            in
                                                                         ||        Possession
                                                        ---------------  ||     ----------------
                                                                         ||
Net sales                                               $    489         ||     $            303
                                                                         ||
Cost of goods sold                                           285         ||                  188
                                                           --------      ||      ----------------
                                                                         ||
      Gross profit                                           204         ||                  115
                                                                         ||
Costs and expenses                                                       ||
      Marketing                                               69         ||                   68
      General and administrative                             174         ||                  255
      Research and development                                54         ||                   91
      Warehouse                                               51         ||                   54
                                                           --------      ||      ----------------
                                                             348         ||                  468
                                                           --------      ||      ----------------
                                                                         ||
Operating loss                                              (144)        ||                 (353)
                                                                         ||
Other income (expense)                                       (13)        ||                   (4)
                                                           --------      ||      ----------------
                                                                         ||
Loss before reorganization and extraordinary items          (157)        ||                 (357)
                                                                         ||
Reorganization item                                                      ||
      Professional fees                                       --         ||                  (60)
                                                           --------      ||      ----------------
                                                                         ||
Loss before extraordinary item                              (157)        ||                 (417)
                                                                         ||
Extraordinary item                                                       ||
      Relocation expense (Note 4 )                          (150)        ||                   --
                                                           --------      ||      ----------------
                                                                         ||
Net income (loss)                                       $   (307)        ||     $           (417)
                                                           ========      ||      ================
                                                                         ||
Income (loss) per share                                                  ||
      Before extraordinary item                         $     --         ||     $          (0.03)
      Extraordinary item                                $     --         ||     $             --
                                                           --------      ||      ----------------
                                                                         ||                                 ================
Net income (loss) per share                             $     --         ||     $             --
                                                           ========      ||       ================
Weighted average common                                                  ||
      shares outstanding                                     90,245      ||                 16,011
                                                           ========      ||       ================






                 See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                               Three months    ||     Three months
                                                                  ended        ||         ended
                                                              March 31, 1999   ||    March 31, 1998
                                                                               ||       Debtor in
                                                                               ||       Possession
                                                           ------------------  || -------------------
                                                                               ||
Increase (Decrease) in Cash and Cash Equivalents                               ||
                                                                               ||
Cash flows from operating activities:                                          ||
       Net income (loss)                                             $(307)    ||       $(417)
       Adjustments to reconcile net loss                                       ||
          to net cash provided by (used in) operating activities:              ||
            Depreciation and amortization                               48     ||         103
       Changes in operating assets and liabilities:                            ||
            (Increase) decrease in receivables                         134     ||         115
            (Increase) decrease in inventory                            14     ||          55
            (Increase) decrease in prepaid expenses                      2     ||          (1)
            (Increase) decrease in other assets                         --     ||          --
            Increase (decrease) in post-petition accounts payable      (30)    ||           4
            Increase (decrease) in pre-petition accrued expenses        --     ||          11
            Increase in post-petition accrued expenses                 208     ||         108
            Increase (decrease) in post-petition deferred income       (20)    ||          --
                                                                     -----     ||         ----
               Net cash provided by (used in) operating activities      49     ||         (22)
                                                                     -----     ||         ----
Cash flows from investing activities:                                          ||
       Capital expenditures                                             (5)    ||          --
                                                                     -----     ||         ----
               Net cash provided by (used in) investing activities      (5)    ||          --
                                                                     -----     ||         ----
Cash flows from financing activities:                                          ||
       Proceeds from post-petition loans payable                        --     ||          15
       Proceeds from sale of common stock                               --     ||          --
                                                                     -----     ||         ----
                                                                               ||
               Net cash provided by (used in) financing activities      --     ||          15
                                                                     -----     ||         ----
                                                                               ||
Net increase (decrease) in cash and cash equivalents                    44     ||          (7)
                                                                               ||
Cash and cash equivalents at the beginning of the period                71     ||          34
                                                                     -----     ||         ----
Cash and cash equivalents at the end of the period                  $  115     ||      $   27
                                                                     =====     ||         ====






                 See accompanying notes to financial statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 -- On September 22, 1997, the Company filed a petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. From September 1997 through May 12, 1998, the Company operated as a "Debtor-In-Possession" under such code. As of May 12, 1998, in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh-start reporting" and has reflected the effects of such adoption in the financial statements. There was no change to the carrying value of the assets or liabilities as a result of the adoption of fresh start reporting, however, the balance of the deficit was offset against paid in capital, to the extent available.

NOTE 3 -- In accordance with the Plan, on or about May 12, 1998, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses; 2) the 500,000 shares of outstanding convertible preferred stock of the Company was converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990.

NOTE 4 - On May 14, 1999, the Company announced its intention to close its facility in Simi Valley, California. Commencing June 30, 1999, the Company will relocate to, and contract out for, its warehousing, distribution, financial and manufacturing management operations with Franklin Electronic Publishers, Inc. in Burlington, New Jersey. As of March 31, 1999, the Company has recorded a reserve in the amount of $150,000 related to the costs associated with the closure of the California facility, inclusive of severance for employees, moving costs and other expenses.

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

         On September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Amended Plan of Reorganization and Disclosure Statement was approved by the United States Bankruptcy Court, Central District of California on April 29, 1998 and became effective on May 12, 1998.

         Since the commencement of the Bankruptcy Proceedings, the Company's domestic business activities have consisted primarily of sales of IQo VOICEa Organizer products directly to consumers through various direct marketing programs and to smaller retailers and wholesale accounts. In March 1998, the Company entered into a distribution agreement with a television marketing company headquartered in Mexico ("Distributor"). Distributor's primary method of marketing is via direct sales to end users through television advertising.
Distributor, at its sole cost and expense, produced a thirty (30) minute television program, known as an infomercial, featuring the IQo VOICE Organizer (the "Infomercial"). In September 1998, the Company entered into a license agreement with Distributor pursuant to which the Company was granted the worldwide right (excluding Mexico, Brazil and Chile) to license to unrelated third parties the right to broadcast the Infomercial. In consideration of the license granted by Distributor, the Company agreed to pay royalties to Distributor based upon the Company's sales of its IQo VOICE Organizer products to licensees of the Infomercial. To date, the Company has entered into agreements with television marketing companies in Spain, France, Netherlands, Portugal, Belgium, Italy, Argentina, Colombia and Peru. The infomercial has aired in Spain, France and Belgium with positive results, and the Company anticipates continued airings and sales in 1999 for these markets. In South American markets, test airings of the Infomercial were not successful, potentially due to the highly unstable economic conditions in those markets. The Company is actively pursuing additional licensees in countries throughout Europe, the Far East and the Middle East with experience in marketing and distributing products using television marketing.

         On May 14, 1999, the Company announced its intention to close its facility in Simi Valley, California. Commencing June 30, 1999, the Company will relocate to, and contract out for, its warehousing, distribution, financial and manufacturing management operations with Franklin Electronic Publishers, Inc. in Burlington, New Jersey. As of March 31, 1999, the Company has recorded a reserve in the amount of $150,000 related to the costs associated with the closure of the California facility, inclusive of severance for employees, moving costs and other expenses. The Company anticipates this decision will result in a cost savings with respect to managing the Company's operations.

         Management of the Company is presently focused on the continued expansion of its international sales of the IQoVOICE Organizer products, the development of targeted domestic direct marketing channels for its current products, as well as pursuing licensing opportunities for its Technology.


     Results of Operations

          For the three months ended March 31, 1999, the Company reported a loss before reorganization and extraordinary items of $157,000. As of March 31, 1999, the Company accrued a Reserve for Relocation Expense in the amount of $150,000 as an extraordinary item for the anticipated costs resulting from the Company's decision to relocate its operations from Simi Valley, California to Burlington, New Jersey. Accordingly, the Company reported a net loss for the quarter ended March 31, 1999 of $307,000.

     Sales for the three months ended March 31, 1999 were $489,000 of which, $320,000 in sales were to international customers primarily as a result of the Infomercial advertising.

         Cost of goods for the three months ended March 31, 1999 were $285,000 or 58% of sales, resulting in gross profit and gross profit percentage of $204,000 and 42% respectively. Gross profit margins are subject to variation as a result of changes in the mix of both products and sales by distribution channel.

         Total operating costs for the period totaled $348,000. The Company continues to reduce its operating costs in all expense categories including marketing, general and administrative, research and development and warehouse expenses as a result of its de-emphasis on domestic retail sales which requires significant marketing, administrative and warehousing expenditures as opposed to the Company's international sales where the local distributor bears the majority of the costs in these categories. In further pursuit of this objective, commencing June 30, 1999, the Company will relocate to, and contract out for, its warehousing, distribution, financial and manufacturing management operations with Franklin. The Company anticipates this decision will result in a cost savings with respect to maintaining the Company's operations.

         Research and development expenses for the three months ended March 31, 1999 were $54,000. The Company has substantively suspended development of new and existing products until such time as it can generate adequate financial resources.

         Other expense was $13,000 for the three months ended March 31, 1999, primarily relating to interest expense on the loans payable to Franklin.


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

          As of March 31, 1999, the Company had an accumulated deficit of $894,000 and negative working capital of $513,000. Future success of the Company is dependent, among other things, upon reaching a satisfactory level of profitability and generating sufficient cash flow resources to meet ongoing obligations. No assurance can be given that the Company will be able to achieve such level of profitability and thereby obtain the required working capital. Further, as of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities.

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


PART II.  OTHER INFORMATION

         The Company was not required to report any matters or changes for any items of Part II.

         .



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


Date: May 14, 1999                  By:     /s/ Mitchell B. Rubin
                                            ------------------------------------
                                            Mitchell B. Rubin, President,
                                            and Chief Financial Officer