Form 10QSB
period 1999-06-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1999-08-16
CIK 890447

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-QSB

              [X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1999

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES ACT OF 1934 For the
                 transition period from __________ to __________


                           Commission File No. 1-11476


                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

             California                                 95-3977501
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification Number)

         One Franklin Plaza                                08016
       Burlington, New Jersey                           (Zip Code)


     Registrant's telephone number, including area code: (609) 386-2500


     Checkwhether  the  issuer  (l) filed all  reports  required  to be filed by
          Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X_ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __X__ No ____

     As of June 30, 1999 there were 90,245,360 shares of Voice Powered Technology International, Inc. Common Stock $.001 par value outstanding.

     Transitional Small Business Disclosure Format (check one) Yes ____ No __X__

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS







PART I -- FINANCIAL INFORMATION                               PAGE NUMBER
                                                              -----------


     Item 1.      Financial Statements -- unaudited

         Balance Sheet as of June 30, 1999                          3

         Statements of Operations for the three months
         ended June 30, 1999 and 1998                               4

         Statements of Operations for the six months
         ended June 30, 1999 and 1998                               5



         Statements of Cash Flows for the six months
         ended June 30, 1999 and 1998                               6

         Notes to Financial Statements                              7



     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations  8-9



PART II -- OTHER INFORMATION                                        10


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                    (Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                     Assets
                                                                  June 30, 1999

Current assets
    Cash and cash equivalents                                           $    91
    Receivables, net of allowance for doubtful accounts                      56
    Inventory                                                               206
    Prepaid expenses                                                         --
                                                                        -------
         Total current assets                                               353
Property and equipment
    Equipment                                                               329
    Other                                                                    82
                                                                        -------
                                                                            411
    Less accumulated depreciation                                           351
                                                                        -------
Net property and equipment                                                   60

Patents and technology rights, net of amortization                          107
Deferred costs, net of amortization                                          40
Other assets                                                                 16
                                                                        -------

         Total assets                                                   $   576
                                                                        =======

                      Liabilities and Stockholders' Deficit
Current liabilities
    Current portion, long term debt (Note 3)                            $    50
    Accounts payable                                                        579
    Accrued expenses                                                        367
    Deferred income                                                          58
                                                                        -------
         Total current liabilities                                        1,054

Long term debt- loans payable (Note 3)                                      570
                                                                        -------

         Total liabilities                                                1,624

Stockholders' equity (deficit)
    Common stock, 100,000,000 shares authorized; $.001 stated value,
       90,245,360 shares issued and outstanding                              90
Accumulated deficit                                                      (1,139)
                                                                        -------
         Total stockholders' equity (deficit)                            (1,048)
                                                                        -------
Total liabilities and stockholders' equity (deficit)                    $   576
                                                                        =======


                 See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                     (Amounts in Thousands Except Per Share)
                                   (Unaudited)

                                                      Three
                                                   months ended
                                                     June 30,             May 13-    ||   April 1- May
                                                                          June 30,   ||        12,
                                                       1999                 1998     ||       1998
                                                       ----                 ----     ||       ----
                                                                                     ||     Debtor in
                                                                                     ||    Possession
                                                                                     ||
        Net sales                                  $     320            $     360    ||   $     228
                                                                                     ||
        Cost of goods sold                               201                  195    ||         111
                                                   -------------        -------------||   --------------
                                                                                     ||
              Gross profit                               119                  165    ||         117
                                                                                     ||
        Costs and expenses                                                           ||
              Marketing                                   57                   40    ||          26
              General and administrative                 203                  113    ||         119
              Research and development                    51                   39    ||          39
              Warehouse                                   41                   29    ||          22
                                                   -------------        -------------||   --------------
                     Total costs and expenses            352                  221    ||         206
                                                   -------------        -------------||   --------------
                                                                                     ||
        Operating loss                                  (233)                 (56)   ||         (89)
                                                                                     ||
        Other income (expense)                                                 (7)   ||           1
                                                         (12)                        ||
                                                   -------------        -------------||   --------------
                                                                                     ||
        Income (Loss) before reorganization and                                      ||
        extraordinary items                             (245)                 (63)   ||         (88)
                                                                                     ||
        Reorganization item                                                          ||
              Professional fees                            -                   --    ||         (46)
                                                   -------------        -------------||   --------------
                                                                                     ||
        Loss before extraordinary item                  (245)                 (63)   ||        (134)
                                                                                     ||
        Extraordinary item                                                           ||
              Relocation expense (Note 4 )                 -                    -    ||
              Forgiveness of debt                          -                    -    ||       1,288
                                                   -------------        -------------||   --------------
                                                                                     ||
        Net income (loss)                          $    (245)           $     (63)   ||   $   1,154
                                                   =============        =============||   ==============
                                                                                     ||
        Income (loss) per share                                                      ||
              Before extraordinary item            $        -           $       -    ||   $     (0.01)
              Extraordinary item                   $        -           $       -    ||   $      0.08
                                                   =============        =============||   ==============
        Net income (loss) per share                $        -           $       -    ||   $      0.07
                                                   =============        =============||   ==============
        Weighted average common                                                      ||
              shares outstanding                      90,245               90,245    ||      16,049
                                                   =============        =============||   ==============



                 See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                     (Amounts in Thousands Except Per Share)
                                   (Unaudited)


                                                    Six months
                                                      ended               May 13-      ||      January 1-
                                                     June 30,             June 30,     ||        May 12,
                                                       1999                 1998       ||         1998
                                                       ----                 ----       ||         ----
                                                                                       ||       Debtor in
                                                                                       ||      Possession
                                                                                       ||
        Net sales                                  $     810            $     360      ||    $    531
                                                                                       ||
        Cost of goods sold                               487                  196      ||         299
                                                   -------------        -------------- ||    ----------------
                                                                                       ||
              Gross profit                               323                  164      ||         232
                                                                                       ||
        Costs and expenses                                                             ||
              Marketing                                  125                   40      ||          94
              General and administrative                 377                  112      ||         409
              Research and development                   106                   39      ||         130
              Warehouse                                   92                   29      ||          77
                                                   -------------        -------------- ||    ----------------
                     Total costs and expenses            700                  220      ||         710
                                                   -------------        -------------- ||    ----------------
                                                                                       ||
        Operating loss                                  (377)                 (56)     ||        (478)
                                                                                       ||
        Other income (expense)                           (25)                  (7)     ||          (3)
                                                   -------------        -------------- ||    ----------------
                                                                                       ||
        Income (Loss) before reorganization and                                        ||
        extraordinary items                             (402)                 (63)     ||        (481)
                                                                                       ||
        Reorganization item                                                            ||
              Professional fees                            -                   --      ||         (70)
                                                   -------------        -------------- ||    ----------------
                                                                                       ||
        Loss before extraordinary item                  (402)                 (63)     ||        (551)
                                                                                       ||
        Extraordinary item                                                             ||
              Relocation expense (Note 4 )              (150)                   -      ||           -
              Forgiveness of debt                          -                    -      ||       1,288
                                                   -------------        -------------- ||    ----------------
                                                                                       ||
        Net income (loss)                          $    (552)           $     (63)     ||    $    737
                                                   =============        ============== ||    ================
                                                                                       ||
        Income (loss) per share                                                        ||
              Before extraordinary item            $      (0.01)        $       -      ||    $     (0.03)
              Extraordinary item                   $       -            $       -      ||    $      0.08
                                                   =============        ============== ||    ================
        Net income (loss) per share                $      (0.01)        $       -      ||    $      0.05
                                                   =============        ============== ||    ================
        Weighted average common                                                        ||
              shares outstanding                      90,245               90,245      ||      16,049
                                                   =============        ============== ||    ================




                 See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                        Six months             May 13 -    ||      January 1-
                                                                      ended June 30,           June 30,    ||        May 12,
                                                                           1999                  1998      ||          1998
                                                                                                           ||       Debtor in
                                                                                                           ||      Possession
                                                                     ------------------    ----------------||   ------------------
                                                                                                           ||
Increase  (Decrease)  in Cash and Cash  Equivalents                                                        ||
                                                                                                           ||
Cash flows  from  operating activities:                                                                    ||
       Net income (loss)                                               $       (552)        $        (63)  ||    $            737
       Adjustments to reconcile net loss                                                                   ||
          to net cash provided by (used in) operating activities:                                          ||
            Depreciation and amortization                                        97                   58   ||                 153
            Gain on forgiveness of debt                                                                    ||              (1,288)
       Changes in operating assets and liabilities:                                                        ||
            Decrease in receivables                                             138                   93   ||                  26
            (Increase) decrease in inventory                                    108                 (515)  ||                  66
            (Increase) decrease in prepaid expenses                               7                   (6)  ||                   9
            Decrease in other assets                                              8                    1   ||                   3
            Increase in post-petition accounts payable                           17                  456   ||                   2
            Increase (decrease) in post-petition accrued expenses               208                  (25)  ||                  18
            Increase in deferred Income                                          (6)                  33   ||                  70
            Decrease in pre-petition liabilities subject to                                                ||
                compromise                                                                                 ||                (208)
                                                                     ------------------   ---------------- ||   ------------------
               Net cash provided by (used in) operating activities               25                   32   ||                (412)
Cash flows from investing activities:                                                                      ||
       Capital expenditures                                                      (5)                  (4)  ||
                                                                                                           ||
Cash flows from financing activities:                                                                      ||
       Proceeds from post-petition loans payable                                                           ||                 415
                                                                     ------------------    ----------------||   ------------------
                                                                                                           ||
Net increase (decrease) in cash and cash equivalents                             20                   28   ||                   3
                                                                                                           ||
Cash and cash equivalents at the beginning of the period                         71                   38   ||                  35
                                                                     ------------------    ----------------||   ------------------
                                                                                                           ||
Cash and cash equivalents at the end of the period                     $         91        $          66   ||   $              38
                                                                     ==================    ================||   ==================






                 See accompanying notes to financial statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 -- On September 22, 1997, the Company filed a petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. From September 1997 through May 12, 1998, the Company operated as a "Debtor-In-Possession" under such code. As of May 12, 1998 (the "Effective Date"), in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh-start reporting" and has reflected the effects of such adoption in the financial statements. There was no change to the carrying value of the assets or liabilities as a result of the adoption of fresh start reporting, however, the balance of the deficit was offset against paid in capital, to the extent available.

NOTE 3 -- In accordance with the Plan, on or about May 12, 1998, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses; 2) the 500,000 shares of outstanding convertible preferred stock of the Company was converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of June 30, 1999, the principal balance due on this loan was $270,000. The Company was unable to meet its obligation with respect to the $50,000 principal payment due May 12, 1999 however no default has been declared with respect to this obligation.


NOTE 4 - On May 14, 1999, the Company announced its intention to close its facility in Simi Valley, California. As of July 31, 1999, the Company relocated to, and entered into a contract with Franklin Electronic Publishers, Inc. in Burlington, New Jersey for its warehousing, distribution, financial and manufacturing management operations. As of March 31, 1999, the Company had recorded a reserve in the amount of $150,000 related to the costs associated with the closure of the California facility, inclusive of severance for employees, moving costs and other expenses.

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

         Since the commencement of the Bankruptcy Proceedings, the Company's domestic business activities have consisted primarily of sales of IQo VOICEa Organizer products directly to consumers through various direct marketing programs and to smaller retailers and wholesale accounts. In March 1998, the Company entered into a distribution agreement with a television marketing company headquartered in Mexico ("Distributor"). Distributor's primary method of marketing is via direct sales to end users through television advertising.
Distributor, at its sole cost and expense, produced a thirty (30) minute television program, known as an infomercial, featuring the IQo VOICE Organizer (the "Infomercial"). In September 1998, the Company entered into a license agreement with Distributor pursuant to which the Company was granted the worldwide right (excluding Mexico, Brazil and Chile) to license to unrelated third parties the right to broadcast the Infomercial. In consideration of the license granted by Distributor, the Company agreed to pay royalties to Distributor based upon the Company's sales of its IQo VOICE Organizer products to licensees of the Infomercial. To date, the Company has entered into agreements with television marketing companies in Spain, France, Switzerland, Portugal, Belgium, Italy, Argentina, Colombia and Peru. The infomercial has aired in Spain, France and Belgium with positive results, and the Company anticipates continued airings and sales in 1999 for these markets. In South American markets, test airings of the Infomercial were not successful, potentially due to the highly unstable economic conditions in those markets. The Company is actively pursuing additional licensees in countries throughout Europe, the Far East and the Middle East with experience in marketing and distributing products using television marketing.

         On May 14, 1999, the Company announced its intention to close its facility in Simi Valley, California. As of July 31, 1999, the Company relocated to, and entered into a contract with, Franklin Electronic Publishers, Inc. in Burlington, New Jersey for its warehousing, distribution, financial and manufacturing management operations. As of March 31, 1999, the Company had recorded a reserve in the amount of $150,000 related to the costs associated with the closure of the California facility, inclusive of severance for employees, moving costs and other expenses. The Company anticipates this decision will result in cost savings with respect to managing the Company's operations.

         Management of the Company is presently focused on the continued expansion of its international sales of the IQoVOICE Organizer products, the development of targeted domestic direct marketing channels for its current products, as well as pursuing licensing opportunities for its Technology.


     Results of Operations

          For the three and six month periods ended June 30, 1999, the Company reported losses before extraordinary items of $245,000 and $402,000 respectively. As of March 31, 1999, the Company accrued a Reserve for Relocation Expense in the amount of $150,000 as an extraordinary item for the costs resulting from the Company's decision to relocate its operations from Simi Valley, California to Burlington, New Jersey. Accordingly, the Company reported a net loss for the six months ended June 30, 1999 of $552,000.

         Sales for the three and six month periods ended June 30, 1999 were $320,000 and $810,000 respectively, of which, $201,000 and $521,000 in sales were to international customers primarily as a result of the Infomercial advertising. The decline in sales for the three months ended June 30, 1999 as compared with the preceding three months was primarily due to delays in manufacturing resulting in an order backlog as of June 30, 1999 of approximately $100,000.

         Cost of goods for the three and six month periods ended June 30, 1999 were $201,000 and $487,000 respectively, representing 63% and 60% of sales, resulting in gross profit of $119,000 (37%) and $323,000 (40%) respectively. Gross profit margins are subject to variation as a result of changes in the mix of both products and sales by distribution channel.

         Total operating costs for three and six month periods ended June 30, 1999 were $352,000 and $700,000 respectively. In an effort to continue to reduce its operating costs, commencing July 31, 1999, the Company relocated to, and has contracted out for, its warehousing, distribution, financial and manufacturing management operations with Franklin. The Company anticipates this decision will result in cost savings with respect to maintaining the Company's operations.

         Research and development expenses for the three and six month periods ended June 30, 1999 were $51,000 and $106,000 respectively. The Company has substantively suspended development of new and existing products until such time as it can generate adequate financial resources.

     Other expense for the three and six month periods ended June 30, 1999 were $12,000 and $25,000 respectively, primarily relating to interest expense on the loans payable to Franklin.


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

          As of June 30, 1999, the Company had an accumulated deficit of $1,139,000 and negative working capital of $702,000. Future success of the Company is dependent, among other things, upon reaching a satisfactory level of profitability and generating sufficient cash flow resources to meet ongoing obligations. No assurance can be given that the Company will be able to achieve such level of profitability and thereby obtain the required working capital. Further, as of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities.

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

Item 5.  Other Information

         Effective as of July 31, 1999, Mitchell B. Rubin resigned his positions as President and director of the Company.

         Also effective as of July 31, 1999, Arnold D. Levitt was appointed as a director and to the position of Vice President and Chief Financial Officer of the Company.

         .



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


Date: August 16, 1999               By:     /s/ Gregory J. Winsky
                                            ------------------------------------
                                            Gregory J. Winsky, President,
                                            and Chief Executive Officer