Form 10QSB
period 1999-09-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 1999-11-17
CIK 890447

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ________________________

                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period from __________ to __________


                          Commission File No. 1-11476
                                              -------



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
   Yes X  No
      ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                       ---   ---

  As of September 30, 1999 there were 90,245,360 shares of Voice Powered Technology International, Inc. Common Stock $.001 par value outstanding.

     Transitional Small Business Disclosure Format  (check one) Yes   No X
                                                                   ---  ---

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION                    PAGE NUMBER
                                                   -----------


 ITEM 1. Financial Statements -- unaudited

     Balance Sheet as of September 30, 1999             3

     Statements of Operations for the three months
     ended September 30, 1999 and 1998                  4

     Statements of Operations for the nine months
     ended September 30, 1999 and 1998                  5


     Statements of Cash Flows for the nine months
     ended September 30, 1999 and 1998                  6

     Notes to Financial Statements                      7


 ITEM 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                 8-9


PART II -- OTHER INFORMATION                            10

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEET
                   (Amounts in Thousands except Share Data)
                                  (Unaudited)

                                    ASSETS

                                                        September 30,
                                                            1999
                                                        -------------
Current assets
 Cash and cash equivalents                                  $ 104
 Receivables, net of allowance for doubtful accounts           65
 Inventory                                                    104
 Prepaid expenses                                               1
                                                           ------
     Total current assets                                     274

Property and equipment
 Equipment                                                    200
 Less accumulated depreciation                                184
                                                           ------
Net property and equipment                                     16

Patents and technology rights, net of amortization             98
Deferred costs, net of amortization                            20
Other assets                                                   16
                                                           ------
                                                              134

     Total assets                                           $ 424
                                                           ======

                     Liabilities and Stockholders' Deficit

Current liabilities
 Current portion, long term debt (Note 3)                   $  50
 Accounts payable and accrued expenses:
     Franklin                                                 686
     Other                                                    225
 Deferred income                                               14
                                                           ------
     Total current liabilities                                975

Long term debt- loans payable- Franklin (Note 3)              570
                                                           ------

     Total liabilities                                      1,545
Stockholders' equity (deficit)
  Common stock, 100,000,000 shares authorized; $.001
   stated value, 90,245,360 shares issued and outstanding      90
  Accumulated deficit                                      (1,211)
                                                           ------
     Total stockholders' equity (deficit)                  (1,121)
                                                           ------
Total liabilities and stockholders' equity (deficit)       $  424
                                                           ======

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                    (Amounts in Thousands Except Per Share)
                                  (Unaudited)


                                                                              Three Months Ended
                                                                         Sept. 30             Sept. 30
                                                                           1999                 1998
                                                                  --------------------    ----------------
Net sales                                                                      $   302             $   588

Cost of goods sold                                                                 173                 342
                                                                  --------------------    ----------------
            Gross profit                                                           129                 246

Costs and expenses
            Marketing                                                               44                  55
            General and administrative                                             120                 234
            Research and development                                                28                  81
            Warehouse                                                               24                  46
                                                                  --------------------    ----------------
                            Total costs and expenses                               216                 416
                                                                  --------------------    ----------------

Operating loss                                                                     (87)               (170)

Other income (expense)                                                              15                 (13)
                                                                  --------------------    ----------------

Income (Loss) before reorganization and extraordinary
items                                                                              (72)               (183)

Reorganization item
  Professional fees                                                                  -                  (2)
                                                                  --------------------    ----------------
Net income (loss)                                                              $   (72)            $  (185)
                                                                  ====================    ================

Net income (loss) per share                                                    $     -             $     -
Weighted average common
  shares  outstanding                                                           90,245              90,245




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                    (Amounts in Thousands Except Per Share)
                                  (Unaudited)


                                                                                                               Debtor in
                                                                                                              Possession
                                                             Nine Months Ended            May 13-                Jan 1-
                                                                 Sept. 30                Sept. 30                May 12
                                                                   1999                    1998                   1998
                                                            -------------------      -----------------      ----------------
Net sales                                                              $ 1,112                $   949               $   531

Cost of goods sold                                                         660                    538                   299
                                                          --------------------     ------------------     -----------------

              Gross profit                                                 452                    411                   232

Costs and expenses
              Marketing                                                    169                     94                    94
              General and administrative                                   497                    347                   409
              Research and development                                     134                    121                   130
              Warehouse                                                    116                     75                    77
                                                          --------------------     ------------------     -----------------
                              Total costs and expenses                     916                    637                   710
                                                          --------------------     ------------------     -----------------

Operating loss                                                            (464)                  (226)                 (478)

Other income (expense)                                                     (10)                   (19)                   (3)
                                                          --------------------     ------------------     -----------------

Income (Loss) before reorganization and extraordinary
 items                                                                    (474)                  (245)                 (481)


Reorganization item
              Professional fees                                              -                     (2)                  (70)

                                                          --------------------     ------------------     -----------------

Loss before extraordinary item                                            (474)                  (247)                 (551)

Extraordinary item
              Relocation expense (Note 4)                                 (150)                     -                     -
              Forgiveness of debt                                            -                      -                 1,288
                                                          --------------------     ------------------     -----------------

Net income (loss)                                                      $  (624)               $  (247)              $   737
                                                          ====================     ==================     =================

Income (loss) per share
              Before extraordinary item                                 $(0.01)               $     -               $ (0.03)
              Extraordinary item                                        $    -                $     -               $  0.08
                                                          --------------------     ------------------     -----------------
Net income (loss) per share                                             $    -                $     -               $  0.05
Weighted average common
              shares outstanding                                        90,245                 90,245                16,049



                 See accompanying notes to financial statements

                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                            (Amounts in Thousands)

                                                            Nine Months           May 13-          January 1-
                                                          ended Sept. 30,        Sept. 30,          May 12,
                                                              1999                 1998              1998
                                                                                                    Debtor in
                                                                                                   Possession
                                                          ---------------     ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Net income (loss)                                       $          (624)    $          (247)   $           737
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                     139                 155                153
    Gain on forgiveness of debt                                        --                  --             (1,288)
  Changes in operating assets and liabilities:
    Decrease in receivables                                           129                  12                 26
    (Increase) decrease in inventory                                  211                (489)                66
    (Increase) decrease in prepaid expenses                             7                 (27)                 9
    Decrease in other assets                                            8                   1                  3
    Increase in post-petition accounts payable                        106                 534                  2
    Increase  (decrease) in post-petition accrued expenses             82                 (38)                18
    Increase  (decrease) in deferred  income                          (51)                 77                 70
    Decrease in pre-petition liabilities subject to compromise         --                  --               (208)
    Loss on disposition of equipment                                   13                  --                 --
                                                          ---------------     ---------------    ---------------
        Net cash provided by (used in) operating activities            20                 (22)              (412)

Cash flows from investing activities
  Capital expenditures                                                 (5)                (14)                --
  Proceeds from sale of equipment                                      18                  --                 --
                                                          ---------------     ---------------    ---------------
        Net cash provided by (used in) investing activities            13                 (14)                --

Cash flows from financing activities
  Proceeds from post-petition loans payable                            --                  53                415
                                                          ---------------     ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                   33                  17                  3

Cash and cash equivalents at the beginning of the period               71                  38                 35
                                                          ---------------     ---------------    ---------------
Cash and cash equivalents at the end of the period        $           104     $            55    $            38
                                                          ===============     ===============    ===============

                See accompanying notes to financial statements

                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE 3 -- In accordance with the Plan, on or about May 12, 1998, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses; 2) the 500,000 shares of outstanding convertible preferred stock of the Company was converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 and subsequently borrowed an additional $20,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments;
1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of September 30, 1999, the principal balance due on this loan was $270,000. The Company was unable to meet its obligation with respect to the $50,000 principal payment due May 12, 1999 however no default has been declared with respect to this obligation.


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

     Since the commencement of the Bankruptcy Proceedings, the Company's domestic business activities have consisted primarily of sales of IQ.VOICE/TM/ Organizer products directly to consumers through various direct marketing programs and to smaller retailers and wholesale accounts. In March 1998, the Company entered into a distribution agreement with a television marketing company headquartered in Mexico ("Distributor"). Distributor's primary method of marketing is via direct sales to end users through television advertising. Distributor, at its sole cost and expense, produced a thirty (30) minute television program, known as an infomercial, featuring the IQ.VOICE/TM/ Organizer (the "Infomercial"). In September 1998, the Company entered into a license agreement with Distributor pursuant to which the Company was granted the worldwide right (excluding Mexico, Brazil and Chile) to license to unrelated third parties the right to broadcast the Infomercial. In consideration of the license granted by Distributor, the Company agreed to pay royalties to Distributor based upon the Company's sales of its IQ.VOICE/TM/ Organizer products to licensees of the Infomercial. To date, the Company has entered into agreements with television marketing companies in Spain, France, Switzerland, Portugal, Belgium, Italy, Argentina, Colombia and Peru. In South American markets, test airings of the Infomercial were not successful, potentially due to the highly unstable economic conditions in those markets. The Company is actively pursuing additional licensees in countries throughout Europe, the Far East and the Middle East with experience in marketing and distributing products using television marketing.

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

     Management of the Company is presently focused on its international sales of the IQ.VOICE Organizer products and the targeted domestic direct marketing channels for its current products. There can be no assurance that there will continue to be demand for these products.


  Results of Operations
  -----------------------

   For the three and nine month periods ended September 30, 1999, the Company reported losses before extraordinary items of $72,000 and $474,000 respectively. As of March 31, 1999, the Company accrued a Reserve for Relocation Expense in the amount of $150,000 as an extraordinary item for the costs resulting from the Company's decision to relocate its operations from Simi Valley, California to Burlington, New Jersey. Accordingly, the Company reported a net loss for the nine months ended September 30, 1999 of $624,000.

  Sales for the three and nine month periods ended September 30, 1999 were $302,000 and $1,112,000 respectively, of which, $116,000 and $637,000 in sales were to international customers primarily as a result of the Infomercial advertising. The decline in sales for the three months ended September 30, 1999 as compared with the preceding three months was primarily due to weakened demand for the Company's products.

  Cost of goods for the three and six month periods ended September 30, 1999 were $173,000 and $660,000 respectively, representing 57% and 59% of sales, resulting in gross profit of $129,000 (43%) and $452,000 (41%) respectively. Gross profit margins are subject to variation as a result of changes in the mix of both products and sales by distribution channel.

     Total operating costs for three and nine month periods ended September 30, 1999 were $216,000 and $916,000 respectively. In an effort to continue to reduce its operating costs, commencing July 31, 1999, the Company relocated to, and has contracted out for, its warehousing, distribution, financial and manufacturing management operations with Franklin. The Company anticipates this decision will result in cost savings with respect to maintaining the Company's operations.

  Research and development expenses for the three and nine month periods ended September 30, 1999 were $28,000 and $134,000 respectively. The Company has substantively suspended development of new and existing products until such time as it can generate adequate financial resources.

  Other income (expense) for the three and nine month periods ended September 30, 1999 were $15,000 and ($10,000) respectively, primarily relating to interest expense on the loans payable to Franklin and a gain of $38,000 in the September quarter from the favorable settlement of an arbitration.


     Liquidity
     ---------

     As of September 30, 1999, the Company had an accumulated deficit of $1,211,000 and negative working capital of $701,000. The Company's ability to continue as a going concern is dependent, among other things, upon reaching a satisfactory level of profitability and generating sufficient cash flow to meet ongoing obligations. No assurance can be given that the Company will be able to achieve such level of profitability and thereby obtain the required working capital. Further, as of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities.

       Since the calendar quarter ended December 31, 1995, the Company has incurred significant net losses. Because of these and other factors, on September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. On January 21, 1998, the Company, in conjunction with Franklin Electronic Publishers, Inc., the Company's largest secured creditor, filed a combined Amended Disclosure Statement and Plan of Reorganization with the Bankruptcy Court. At a hearing held on April 23, 1998, the Company's motion for confirmation of the Plan was granted and the order confirming the Plan was entered by the Court on April 29,1998. The Plan became effective on May 12, 1998.

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

     The Company evaluates on a continuous basis software enhancements and updates based on new technologies to improve its information systems. The Company has finished its assessment of its current systems that support the Company's operations in conjunction with year 2000 compliance. The Company has substantially completed remediation of its existing operational software to ensure functionality and continued operations beyond the year 2000. The cost of remediation is estimated to be approximately $25,000. The Company does not believe that the failure of any customer to be year 2000 compliant would have a material adverse effect on the results of operations of the Company. The Company is in the process of evaluating the progress of its major suppliers toward year 2000 compliance. The Company is developing contingency plans in this regard.

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


                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


Date: November 16, 1999   By:  /s/ Gregory J. Winsky
                               -----------------------------
                               Gregory J. Winsky, President,
                               and Chief Executive Officer



Date: November 16, 1999   By:  /s/ Arnold D. Levitt
                               -----------------------------
                                Arnold D. Levitt
                                Chief Financial Officer