Form 10KSB
period 1999-12-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2000-03-30
CIK 890447

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


                   For the fiscal year ended December 31, 1999

                               Commission File No.
                                     1-11476

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
           (Exact name of the registrant as specified in its charter)

California                                                     95-3977501
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


                               One Franklin Plaza
                        Burlington, New Jersey 08016-4907
                                 (609) 386-2500

          (Address and telephone number of principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:

      Title of each class:                 Name of each exchange on which
      -------------------                  ------------------------------
                                                    Registered:
                                                    ----------

  Common Stock $.001 stated value                      None

     Securities registered under Section 12(g) of the Exchange Act:
                    None

     Check whether the issuer (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X .

     As of March 14, 2000 there were 90,245,360 shares of Voice Powered Technology International, Inc. Common Stock, $.001 par value, outstanding. The aggregate market value of the issuer's Common Stock held by non-affiliates as of March 1, 2000, based on the closing price on that date, was approximately $6,395,000.

     The registrant's Proxy Statement for its 2000 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-KSB.


================================================================================

                                     PART I

--------------------------------------------------------------------------------
Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the word "should" are forward looking statements that involve risks to and uncertainties in the Company's business, including, among other things, the timely availability and acceptance of new electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, the Company's dependence on third party component suppliers and manufacturers, including those that provide Company -specific parts, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

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

     The Company's voice-recognition VoiceLogic(TM) Technology (the "Technology"), which is now licensed from its major shareholder, Franklin Electronic Publishers, Inc. ("Franklin), is fully developed and in limited commercial use. This Technology permits utilization of the human voice as a replacement for manual controls, such as buttons, switches, and dials in activating and controlling everyday consumer and business products and can operate on microprocessors powered by only penlight or nicad batteries. The Technology has been included in several consumer oriented products manufactured for the Company under contract with third parties.

     In October 1993, the Company introduced its first voice activated electronic personal organizer. This product was the first personal organizer to combine digital recording for data storage with voice recognition for easy input and retrieval. The IQoVOICE(TM) Organizer was the Company's most successful product. However, since the calendar quarter ended December 31, 1995, the Company has experienced sustained significant operating losses. These losses were the result of multiple factors inclusive of unsuccessful introductions of new models of the Company's IQoVOICE Organizer, failed launches of new products, increased competition from lower priced digital recorders, and a general decline in domestic retail sales of the hand-held electronics category.

     Through 1996 and the first nine months of 1997, the Company attempted to improve its financial condition by reducing fixed operating costs, liquidating inventories, streamlining operating departments, and entering into two significant transactions. Despite these efforts, the Company was unable to generate sufficient revenues and gross profit to sustain its ongoing operations, further depleting cash and working capital.

     On September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code (the "Bankruptcy Proceedings"). On January 21, 1998, the Company, in conjunction with Franklin, the Company's largest secured creditor, filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan became effective on May 12, 1998 (the "Effective Date").

     In accordance with the Plan, on or about the Effective Date, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund dedicated to the payment of creditor claims and certain administrative expenses (the Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis and principal all due and payable in a lump sum payment five years from the Effective Date); 2) the 500,000 shares of outstanding convertible preferred stock were converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, equal to an 80% equity interest in the Company, in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990.

     Since the commencement of the Bankruptcy Proceedings, the Company discontinued shipments of its IQoVOICE Organizer products to many of its major domestic retail customers. For the years ended December 31, 1998 and December 31, 1999, the Company's domestic business activities consisted of sales of IQoVOICE Organizer products to smaller retailers and wholesale accounts and through various direct marketing programs. In March 1998, the Company expanded its international marketing activities of its IQoVOICE Organizer products as a result of a television direct marketing campaign, which began in Mexico.

                                  RISK FACTORS

The Company may not be able to continue operating as a "going concern" without additional capital through public or private offerings.

     The Company is indebted to Franklin in the amount of $1,504,000. The Company believes that currently available funds, including financing from Franklin, will be sufficient to meet its anticipated working capital needs through December 31, 2000. Thereafter, the Company will need to raise additional funds. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, there could be a material adverse effect on the Company's business, results of operations and financial condition.

The Company may not be able to compete effectively with its competitors.

     The consumer electronics industry is highly competitive. Since commencement of the Bankruptcy Proceedings, the Company has effectively terminated its research and development activities, and has eliminated its full time engineering and development personnel in order to conserve cash resources. Such reduction has diminished and will continue to diminish the Company's ability to keep pace with new technologies and developments, which could impede the Company's ability to compete.

     The Company's current products compete with those of various companies which currently market consumer and business oriented electronics products. Many of these competitors are larger, have greater and stronger financial resources, name recognition, and reputation, and have more established channels of distribution and marketing capabilities than the Company. There can be no assurance that this competition will not adversely affect the Company's business results of operations and financial condition.

     A Third party claims that the Company infringes on its intellectual property rights.

     The Company has been notified by a third party which alleges that the Company's products infringe on the proprietary rights of such third party, but no legal proceedings have been commenced. There can be no assurance that proceedings claiming infringement by the Company with respect to its past, current or future activities will not be initiated by that third party or others. If such proceedings are initiated and the Company is unsuccessful in defending such proceedings, there could be a material adverse effect on the Company's business results, of operations and financial condition.

The Company's majority stockholder has the ability to effectively control substantially all actions taken by stockholders.

     Franklin owns 74,196,288 shares of the Company's common stock and controls approximately 82.2% of the aggregate voting power of all outstanding shares. Accordingly, Franklin can effectively control substantially all actions taken by the Company's stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders and may also discourage acquisition bids for the Company and limit the amount certain investors may be willing to pay for shares of the common stock.

The Company's products are manufactured by one factory.

     In May 1997, the Company contracted for the manufacture of its IQ Voice products at a new factory with headquarters in Hong Kong and manufacturing facilities in the Peoples Republic of China. At present, this new factory is manufacturing all of the Company's products for both domestic and international customers. No assurance can be given that this manufacturer will continue to produce products for the Company.

The Company may not be able to obtain parts for its products.

     Each of the Company's products typically utilizes a sole source for certain critical components, including the microprocessor and certain other chips. The Company has no agreement with suppliers of these chips, and any interruption of such sources of supply could adversely affect the Company until an alternative supplier is found. Certain chips utilized in the Company's products were sourced approximately five years ago and because of changing technology, may cease to be produced. No assurance can be given that components for such products will continue to be available or that the Company will have the financial resources to redesign its products to utilize substitute chips.

The Company has no present plans to improve the Technology.

     The Technology was developed in the 1980's and has not been substantially improved since prior to the Bankruptcy Proceedings. As the Company has not been able to generate substantial earnings or cash, the Company has not been able to devote financial resources towards further developing and updating the Technology. The Company has no present plans to improve the Technology.

The price of the Company's common stock has been volatile and could continue to fluctuate in the future.

     The market price for shares of the Company's common stock has been volatile and could fluctuate substantially based on a number of factors, including quarter-to-quarter variations in our results of operations, news announcements, changes in general market conditions for the Company's products, regulatory actions, adverse publicity regarding the Company or the industry in general, and other factors. In addition, broad market fluctuations and general economic and political conditions may adversely affect the market price of the common stock, regardless of the Company's actual performance.

The Company does not anticipate paying cash dividends on its common stock.

     The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

The VoiceLogic Technology

     The Technology is proprietary technology which, since May 1997, has been licensed by the Company from Franklin. As of February 1996, the Company had acquired from the inventor of the Technology all right, title, interest, and any future improvements in and to the Technology, subject to payment of ongoing royalties. In May

1997, in conjunction with an omnibus transaction with Franklin which also included sale of a portion of the Company's product line, licensing of the Company's patent, and financing, the Company assigned ownership of the Technology to Franklin and Franklin granted back to the Company a non-exclusive license for the Technology. The Technology is speaker-dependent technology, which, though requiring training, is adaptable for use in any language.

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

     In September 1997 the Company introduced its current line of the IQoVOICE Organizer product. This line of products utilizes technology for compression of voice data, which enables the units to store fifteen minutes of digitally compressed audio data in 512 KB Flash memory. These models feature a proprietary personal computer interface ("PCLink") which allows the user to archive to a personal computer all of the voice memos, reminders, and telephone numbers stored in the IQoVOICE Organizer. The computer interface also permits the user, using a computer keyboard, to add limited text or numeric labels to selected data stored in the IQoVOICE Organizer such as names of files, and names and for telephone directory entries, as well as affording the user the ability to add more detailed text, such as addresses, which are stored on the user's PC. These units also feature a backlit display. During 1997, the Company introduced models within this product line with recording capacities of 15, 30, and 60 minutes, phone directories for up to 800 phone numbers for 200 names, and storage of up to 250 memos and reminders. Also, international models of this product line capable of displaying text information in five languages (English, German, French, Spanish and Italian) were introduced in the second quarter of 1998.

Markets for the Company's Products

     Domestic. Prior to the commencement of the Bankruptcy Proceedings the Company had obtained distribution in specialty electronic retailers, catalogs, office superstores and department stores. The Company also utilized direct response marketing to advertise and promote its products directly to consumers through various media, including magazines, newspapers, in-flight magazines and other periodicals. Since the commencement of the Bankruptcy Proceedings, concern on the part of the Company's major retail customers over the Company's financial stability, the limited cash and working capital resources available to the Company, and the potential exposure to the Company which would result from price protection, advertising and stock balancing commitments required by these major retail customers, the Company discontinued shipments of its IQoVOICE Organizer products to most of its major domestic retail customers. At present, the Company is engaged in only limited domestic sales activities of its IQoVOICE Organizer products consisting of various targeted direct marketing programs and internet sales through the Company's web site www.vpti.com. The Company's does not intend to reintroduce its products to major domestic retail and catalogue accounts.

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

     International. As the Company's VoiceLogic Technology is adaptable to other languages, the Company has designed and manufactured its products to be marketed on a worldwide basis. In March 1998, the Company entered into an distribution agreement with a television marketing company headquartered in Mexico ("Distributor"), granting Distributor exclusive marketing rights for its IQoVOICE Organizer products within the country of Mexico contingent upon Distributor's achieving certain minimum sales objectives. Distributor's primary method of marketing is via direct sales to end users through television advertising. Distributor, at its sole cost and expense, produced a thirty minute television program, known as an infomercial, featuring the IQoVOICE Organizer (the "Infomercial"). This form of direct sales was successful in Mexico until September 1998, at which time sales decreased significantly as a result of the declining economic conditions in Mexico and their related impact on consumer purchasing in that country. In September 1998, the Company entered into a license agreement with Distributor pursuant to which the Company was granted the worldwide right (excluding Mexico, Brazil and Chile) to license to unrelated third parties the right to broadcast the Infomercial, including the right to reproduce, edit, modify, add voice-overs, prepare derivative works and otherwise alter the Infomercial. In consideration of the license granted by Distributor, the Company agreed to pay royalties to Distributor based upon the Company's sales of its IQ?VOICE Organizer products to licensees of the Infomercial.

     For the year ended December 31, 1998, sales to the Distributor in Mexico totaled $659,000, exceeding 10% of the Company's total sales, of which $605,000 occurred after May 12, 1998, the Effective Date of the Plan.

      Market for the VoiceLogic Technology. The Company's efforts to obtain licensing arrangements with manufacturers in product categories for the Technology have not been successful and have been curtailed. While the Company recorded $38,000 in other income in the September 1999 quarter from an arbitration relating to a license agreement, the Company had no other licensing revenue in the 1999 fiscal year; licensing revenues were $53,000 in the 1998 fiscal year, all of which related to that license agreement. The Company has no present expectation of future licensing revenues.

Competition

     The consumer electronics industry is highly competitive. Since commencement of the Bankruptcy Proceedings, the Company has effectively terminated its research and development activities, and has eliminated engineering and development personnel in order to conserve cash resources. Such reduction will diminish the Company's ability to keep pace with new technologies and developments, which could impede the Company's ability to compete. Furthermore, the Company's current products compete with those of various companies which currently market consumer and business oriented electronics products. Many of these competitors are larger, have greater and stronger financial resources, name recognition, and reputation, and have more established channels of distribution and marketing capabilities than the Company.

     The Company believes its IQoVOICE Organizer competes indirectly with electronic personal organizers and paper bound personal organizers, both of which have developed markets of substantial size. The Organizer also competes with lower cost digital recorders and voice managers. The Company believes that its PC compatible product line also competes with pocket electronic devices designed to exchange data with a PC computer. No assurance can be given that adequate financial and technical resources will be available to the Company in order to compete in these markets.

     Technology. The VoiceLogic Technology competes with other voice recognition technologies currently available and new and improved technology that has been developed by the Company's competitors over the past several years. Among the companies that have developed and are marketing these technologies, several are larger and have stronger financial resources, name recognition, and marketing capabilities than the Company. No assurance can be given that the Company will be able to compete with new technologies in the future.

Manufacturing

     In May 1997, the Company began manufacturing its IQ Voice products at a new third party factory with headquarters in Hong Kong and manufacturing facilities in the Peoples Republic of China. At present, this new factory is manufacturing all of the Company's products for both domestic and international customers. All goods purchased from this manufacturer are paid for in cash prior to shipment.

     Each of the Company's products typically utilizes a sole source for certain critical components of such products including the microprocessor and certain chips. The Company has no agreement with such suppliers of these chips, and interruption of such source of supply could adversely affect the Company until an alternative supplier could be found. Certain chips utilized in the Company's products were sourced approximately five years ago and because of changing technology, may cease to be produced. No assurance can be given that the Company's third party will continue to produce products for the Company or that components for such products will be available for such manufacture.

Patents and Copyrights

     Prior to February 1996, the Company was the licensee under three license agreements with respect to the Technology, which together aggregated the foundation of the Company's exclusive rights to the Technology. One of the license agreements was with the original inventor ("Inventor") of the Technology, who was also a director of the Company through May 1998. The other two license agreements were with a company to whom the Inventor had assigned certain rights with respect to the Technology. These agreements also had annual minimum royalties payable by the Company to retain exclusivity which varied depending upon the agreement and the product category.

     In February 1996, the Company entered into a new agreement with the Inventor which effectively replaced the three prior licensing agreements, the result of which was that the Company acquired all right, title, interest, and any future improvements in and to the Technology, inclusive of an assignment of all intellectual property rights associated with the Technology. In consideration of this transfer, the Company agreed to pay $100,000 in two installments to the Inventor, $50,000 of which was paid at the execution of the agreement, and $50,000 of which was paid in July 1996. In addition, the Company granted an option to purchase 33,333 shares of the Company's common stock to the Inventor of the Technology at an exercise price per share which was cumulatively $50,000 lower than the then current market value as a means of paying the balance of the purchase price for the rights. In addition, the agreement required payment of royalties by the Company to the Inventor equal to: 1) $0.50 per unit for each unit of any product sold by the Company which contains the Technology; 2) 5% of net proceeds from the sales of computer chips which contain the Technology; and 3) 15% of licensing revenues (excluding licensing revenues for computer chips) received by the Company as a result of licensing agreements relating to the Technology. The foregoing royalties were subject to a minimum of $60,000 per year payable quarterly. In May 1997, this agreement with the Inventor was assigned to Franklin under the terms of a Technology Transfer Agreement. Under the

     Technology Transfer Agreement the Company transferred to Franklin certain rights evidenced by patent and copyright, and assigned certain rights to the VoiceLogic Technology in exchange for a non-refundable royalty advance, with Franklin granting back to the Company a non-exclusive license to the Technology to utilize in Voice Organizer products with recording times in excess of four minutes in duration, as well as to use and/or sublicense the Technology in any other product category. With respect to the annual minimum royalty due the Inventor by Franklin, the Company was obligated to Franklin for the $60,000 per year less royalties due and payable to the Inventor by Franklin. The Company has been unable to make royalty payments to Franklin as required under the Technology Transfer Agreement. Franklin has amended the agreement with the Inventor to eliminate the annual minimum royalty commitment, but in consideration therefor the Company has agreed to increase the royalty rate payable to the Inventor.

     The Company has a trademark registration in the United States on the mark IQ Voice.

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

     No assurance can be given that the Company's manufacture, use, or sale of its products will not result in challenges from other third parties claiming patents, copyrights or other rights to such products or parts thereof in the future. The Company has received notice from the holder of U.S. Patent 5,696,496 entitled "Portable Messaging and Scheduling Device with Homebase Station" stating that the holder had filed suit alleging infringement of that patent in December 1999 in United States District Court for the District of Massachusetts (Civil Action No. 99-CV-12468) against certain companies (not including the Company) and alleging that certain of the Company's Voice Organizer products may also infringe that patent. The Company is reviewing the status of the litigation and the claim. No assurance can be given with respect to that patent or the Company's continued sale of Voice Organizer or other products.

     Given the fact that the Company has assigned its rights in the Technology to Franklin, the Company has no continuing rights to control the disposition of the Technology. The Company is in default of the Technology Transfer Agreement under which it is licensed by Franklin for the development, manufacture, sale, and distribution of Voice Organizer products.

Employees

     Since August 1, 1999, the Company has not employed any persons. The Company has entered into a contract with Franklin for its warehousing, distribution, financial and manufacturing management operations. The Executive Officers of the Company are employees of Franklin and are not paid any amounts by the Company in connection with the services performed for the Company.

Research and Development Costs

     For the year ended December 31, 1998, the Company spent $315,004 on research and development of which $184,678 was spent subsequent to May 12, 1998, the Effective Date of the Plan. On the commencement of the Bankruptcy Proceedings, the Company had suspended development of new products. Subsequent to the Effective Date, the Company resumed limited development activities related to potential improvements to its IQ?VOICE Organizer products and the VoiceLogic Technology. In August 1999, the Company curtailed all such development activities. Research and development expenses for the year ended December 31, 1999 were $154,273.

Certain Transactions

     On August 1, 1999, the Company entered into a Fulfillment Services Agreement with Web-Ideals, LLC ("Ideals") pursuant to which Ideals provides the Company with order entry, order processing, technical support, distribution, inventory management and web hosting services. Mitchell B. Rubin, the Company's former President, is an executive officer of Ideals.

     In addition, the Company has subleased to Ideals approximately 6,175 square feet of office space in Simi Valley, California.

Item 2.  Description of Property

     In August 1999, the Company's operations were relocated to Franklin's facility in Burlington, New Jersey. The Company has subleased its former facility in California.

Item 3.  Legal Proceedings

     The Company has received notice from the holder of U.S. Patent 5,696,496 entitled "Portable Messaging and Scheduling Device with Homebase Station" stating that the holder had filed suit alleging infringement of that patent in December 1999 in United States District Court for the District of Massachusetts (Civil Action No. 99-CV-12468) against certain companies (not including the Company) and alleging that certain of the Company's Voice Organizer products may also infringe that patent. The Company is reviewing the status of the litigation and the claim. No assurance can be given with respect to that patent or the Company's continued sale of Voice Organizer or other products.

Item 4.  Submission of Matters to a Vote of Security Holders - None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

     The Company's Common Stock, "VPTI," is quoted on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company's Common Stock on the OTC Bulletin Board, for the quarters presented. Bid prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.

                                              Bid Prices
                                                 High       Low
    Calendar 1998

    First Quarter                                .07       .03
    Second Quarter                               .21       .05
    Third Quarter                                .11       .05
    Fourth Quarter                              1/16       .03

    Calendar 1999

    First Quarter                                .04       .03
    Second Quarter                               .18       .03
    Third Quarter                                .07       .04
    Fourth Quarter                               .06       .015

     At March 14, 2000 there were 90,245,360 shares of Common Stock outstanding, which were held by approximately 6,000 shareholders of record, including approximately 100 broker/dealers in street name on behalf of shareholders. Franklin owns 74,258,788 shares of the Common Stock.

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

     Since the commencement of the Bankruptcy Proceedings, the Company's domestic business activities have consisted primarily of sales of IQ.VOICE/TM/ Organizer products directly to consumers through various direct marketing programs and to smaller retailers and wholesale accounts. In March 1998, the Company entered into a distribution agreement with a television marketing company headquartered in Mexico ("Distributor"). Distributor's primary method of marketing is via direct sales to end users through television advertising. Distributor, at its sole cost and expense, produced a thirty minute television program, known as an infomercial, featuring the IQ.VOICE/TM/ Organizer (the "Infomercial"). In September 1998, the Company entered into a license agreement with Distributor pursuant to which the Company was granted the worldwide right (excluding Mexico, Brazil and Chile) to license to unrelated third parties the right to broadcast the Infomercial. In consideration of the license granted by Distributor, the Company agreed to pay royalties to Distributor based upon the Company's sales of its IQ.VOICE/TM/ Organizer products to licensees of the Infomercial. For the year ended December 31, 1998, sales to the Distributor in Mexico totaled $659,000, exceeding 10% of the Company's total sales, of which $605,000 occurred after May 12, 1998, the Effective Date of the Plan. To date, the Company has entered into agreements with television marketing companies in Spain, France, Switzerland, Portugal and Belgium among others. In South American markets, test airings of the Infomercial were not successful, potentially due to the highly unstable economic conditions in those markets.

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

Results of Operations

      Sales for the year ended December 31, 1999 were $1,346,000, a decrease of $873,000, or 39% from sales of $2,219,000 in the prior year. The decline in sales is attributable to lower sales in the United States and lower sales of Voice Organizer products in international markets.

      Cost of Goods Sold decreased from $1,366,000, or 62% of sales for the year ended December 31, 1998 to $812,000, or 60% of sales in the current year. Gross profits for the years ended December 31, 1998 and 1999 were $853,000 (38%) and $534,000 (40%) respectively. The increase in gross profit margins is the result of changes in the mix of both products and sales by distribution channel.

      Total operating costs for the twelve months ended December 31, 1999 decreased by $544,000 to $1,218,000 compared with $1,762,000 in the prior year. In an effort to reduce its operating costs, the Company made significant staff reductions during the year. In addition, commencing July 31, 1999, the Company relocated to, and contracted out for, its warehousing, distribution, financial and manufacturing management operations with Franklin. The year-to-year reduction in operating expense is primarily the result of this relocation and the reductions in staff.

      Research and development expenses decreased to $154,000 for the year ended December 31, 1999 from $315,000 in the prior year. The Company has substantially suspended development of new and existing products.

      Other income (expense) was ($101,000) for the twelve months ended December 31, 1999, primarily relating to a write-off of $88,000 for certain capitalized patent costs and interest expense on the Company's loans payable to Franklin, partially offset by a gain of $38,000 in the September quarter from the favorable settlement of an arbitration related to a licensing fee. For the year ended December 31, 1998 Other income (expense) of ($51,947) consisted mainly of interest expense on the Company's loans payable to Franklin.

      The Company's net loss for the year ended December 31, 1999 of $786,000 includes an expense provision of $150,000 related to the July relocation of the company's headquarters.

            The following table summarizes the Company's historical results of operations as a percentage sales for the post Effective Date seven and one half month period ended December 31, 1998 and the pre Effective Date period ended May 12, 1998 and calendar year ended December 31, 1999.

                                         For the year
                                            Ended       May 13 to   January 1 to
                                         December 31,  December 31,    May 12,
                                             1999          1998          1998
                                             ----          ----          ----
                                                                      Debtor in
                                                                      Possession
                                        -------------- ------------ ------------
Net sales                                   100.0%        100.0%        100.0%

Costs and expenses

        Cost of goods sold                   60.3%         63.2%         56.4%
        Marketing                            13.9%         10.3%         17.7%
        General and administrative           45.1%         34.0%         76.9%
        Research and development             11.5%         10.9%         24.5%
        Warehouse                             9.0%          7.1%         14.5%
        Relocation expense                   11.1%          0.0%          0.0%
                                        -------------- ------------ ------------
              Total costs and               150.8%        125.5%        190.1%
              expenses

Operating loss                              -50.8%        -25.5%        -90.1%

Other expense                                -7.5%         -2.9%         -0.6%

Loss before reorganization
and extraordinary item                      -58.4%        -28.4%        -90.7%

Reorganization item                           0.0%         -0.2%        -13.1%
                                        -------------- ------------ ------------

Loss before extraordinary item              -58.4%        -28.6%       -103.8%

Extraordinary item

        Forgiveness of debt                   0.0%          0.0%        242.5%
                                        -------------- ------------ ------------

Net income (loss)                           -58.4%        -28.6%        138.7%
                                        ============== ============ ============


Liquidity

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

      At the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. The agreement carried an interest rate of 12% per annum on the average daily balance. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the agreement. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999; and 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of December 31, 1999, the principal balance due on this loan was $270,000.

      As discussed above, the Company was to have made a principal payment of $50,000 to Franklin on or before May 12, 1999. As the Company was unable make this payment, the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's December 31, 1999 balance sheet.

      As of December 31, 1999, amounts due Franklin included the loans discussed above of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,088, royalties of $135,000, accrued interest of $95,320 and net expenses paid by Franklin on the Company's behalf of approximately $157,000.

      As of December 31, 1999, the Company had an accumulated deficit of $1,373,000 and negative working capital of $1,301,000. The Company's ability to continue as a going concern is dependent, among other things, upon reaching a satisfactory level of profitability and generating sufficient cash flow to meet ongoing obligations. No assurance can be given that the Company will be able to achieve such level of profitability and thereby obtain the required working capital. Further, as of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. Franklin has expressed its present intention to provide certain financial support to the Company through at least December 31, 2000 to allow the Company to continue as a going concern.

      Item 8. Financial Statements


                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS


      Report of Independent Certified Public Accountants                21

      Statements of Operations for the years ended
      December 31, 1998 and 1999                                        22

      Balance Sheet at December 31, 1999                                23

      Statements of Cash Flows for the years ended
      December 31, 1999                                                 24

      Statements of Stockholders' Equity (Deficit)
      for the years ended December 31, 1998 and 1999                    25

      Summary of Significant Accounting Policies                        26

      Notes to the Financial Statements                                 28

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Voice Powered Technology International, Inc

     We have audited the accompanying balance sheets of Voice Powered Technology International, Inc. (the "Company") as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.


                                        RADIN, GLASS & CO, LLP
                                        Certified Public Accountants


   New York, New York
   February 15, 2000

                    VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

                             STATEMENT OF OPERATIONS

                                  For the year

                                          Ended       May 13 to    January 1 to
                                      December 31,  December 31,     May 12,
                                          1999          1998           1998
                                          ----          ----           ----
                                                                   Debtor in
                                                                   Possession
                                     ------------  ------------  ------------
Net sales (Note 9)                    $1,346,138    $1,688,000      $531,000

Costs and expenses

        Cost of Goods Sold               812,313     1,066,806       299,231
        Marketing                        186,755       174,135        94,104
        General and administrative       606,482       574,055       408,520
        Research and development         154,273       184,678       130,326
        Warehouse                        120,710       119,585        76,994
        Relocation expense               150,000             -             -
                                     ------------  ------------  ------------
              Total costs and          2,030,533     2,119,259     1,009,175
              expenses

Operating loss                          (684,395)     (431,259)     (478,175)

Other expense

        Interest Expense, net            (50,336)      (31,739)       (2,076)
        Other                            (51,025)      (16,894)       (1,238)
                                     ------------  ------------  ------------

Loss before reorganization

and extraordinary item                  (785,756)     (479,892)     (481,489)

Reorganization item:
        Professional fees                      -        (3,658)      (69,768)
                                     ------------  ------------  ------------
Loss before extraordinary item          (785,756)     (483,550)     (551,257)

Extraordinary item:
        Forgiveness of debt
        (Note 11)                              -             -     1,287,721
                                     ------------  ------------  ------------

Net income (Loss)                     $ (785,756)   $ (483,550)      736,464
                                     ============  ============  ============

Income (loss) per share:
        Before Extraordinary item            (0)    $   (0.01)    $   (0.03)
                                     ------------  ------------  ------------
        Extraordinary item                     -    $        -    $    0.08
                                     ------------  ------------  ------------
Net Income (loss) per share           $   (0.01)    $   (0.01)    $    0.05
                                     ------------  ------------  ------------
Weighted average common shares
outstanding                           90,245,360    90,245,360    16,049,072
                                     ============  ============  ============

               See accompanying summary of accounting policies and
                       the notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET

                                                   December 31,
                                                       1999
Assets

Current assets
     Cash                                           $ 134,166
     Receivables, net allowance for
     doubtful Accounts of $60,079                      35,201
     Inventory (Note 4)                               130,851
     Prepaid expenses                                     358
                                                --------------
            Total current assets                      300,576

Property and equipment
     Equipment                                        189,742

     Less accumulated depreciation                    189,742
                                                --------------
Net property and equipment                                  -
                                                --------------

Patents and technology rights, net                      2,081
                                                --------------
Other assets                                           16,074
                                                --------------
                                                       18,155

            Total assets                            $ 318,731
                                                ==============

Liabilities and Stockholder's Equity

Current liabilities

     Loans payable (Note 6) - Franklin              $ 620,000
     Accounts payable - other                          75,571
     Accrued expenses - other (Note 5)                 22,066
     Accounts payable and accrued expenses
     - Franklin                                       883,774
                                                --------------
           Total current liabilities                1,601,411

Stockholders' Equity (deficit)
Common stock, $.001 stated value -
100,000,000 shares authorized; 90,245,360
shares issued and outstanding                          90,246
     Accumulated deficit                           (1,372,926)
                                                --------------

        Total stockholders' equity                 (1,282,680)
        (deficit)

Total liabilities and stockholders' equity
(deficit)                                           $ 318,731
                                                ==============

               See accompanying summary of accounting policies and
                       the notes to financial statements.

                    VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                                                                                      Debtor in
                                                            For the                  Possession
                                                           year ended   May 13 to     January 1
                                                            December    December       to May
                                                            31, 1999    31, 1998      12, 1998
                                                         ------------ ------------  ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:

     Net income (loss)                                     $(785,756)   $(483,550)    $  736,464
     Adjustments to reconcile net loss to net
     cash provided by (used in)
     operating activities:
         Depreciation and amortization                       177,038                     152,898
         Write-off of patents and leaseholds                  93,605                          -
         Gain on forgiveness of debt                               -                  (1,287,721)
     Changes in operating assets and liabilities:
         (Increase) decrease in receivables                  158,680      (71,422)        25,769
         (Increase) decrease in inventory                    183,498     (166,759)        66,126
         (Increase) decrease in prepaid expenses               7,094       (5,852)         8,900
         Decrease in other assets                              8,020        1,698          3,093
         Increase in post-petition accounts                  301,468      497,318          1,812
         payable
         Increase (decrease) in post-petition                (41,984)       3,432         17,528
         accrued expenses
         Increase (decrease) in deferred income              (64,229)      (5,771)        70,000
         Decrease in pre-petition liabilities                      -            -       (207,664)
         subject to compromise
         Loss on disposition of equipment                     12,820       16,894          1,238
                                                         ------------ ------------  ------------
             Net cash provided by (used in)                   50,254       31,438       (411,557)
             operating activities

Cash flows from investing activities

     Capital expenditures                                     (4,891)     (18,437)            -
     Proceeds from sale of equipment                          17,500            -             -
                                                         ------------ ------------  ------------
             Net cash provided by (used in)                   12,609      (18,437)            -
             financing activities

Cash flows from financing activities
     Proceeds from post-petition loans payable                     -        20,000       415,000
     Proceeds from sale of common stock                                                      300
                                                         ------------ ------------  ------------
             Net cash provided by financing                                20,000        415,300
             activities

Net increase in cash and cash equivalents                     62,863       33,001          3,743

Cash and cash equivalents at the beginning of the
period                                                        71,303       38,302             35
                                                         ------------ ------------  ------------

Cash and cash equivalents at the end of the period         $ 134,166    $  71,303     $    3,778
                                                         ============ ============  ============


              See accompanying summary of accounting pol icies and
                       the notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the years ended December 31, 1998 and 1999

                                                                         Preferred Stock                     Common Stock
                                                                   ----------------------------    ---------------------------------
                                                                      Shares          Amount            Shares           Amount
                                                                   -----------     ------------    --------------     --------------

Balance January 1, 1998                                              500,000         $500,000        16,011,572            $16,012
Stock option exercised by prior officer (Note 9(a))                                                      37,500                 38
Preferred stock converted to common stock (Note 9(c))               (500,000)        (500,000)        2,000,000              2,000
Common stock issued to Franklin Electronic
    Publishers, Inc. (Note 9(c))                                                                     72,196,288             72,196
Net Income - January to May 12, 1998
Reclassification of accumulated deficit as of May 12, 1998
                                                                   -----------     ------------    --------------     --------------

Balance May 13, 1998                                                       0                0        90,245,360             90,246
Net loss - May 13 to December 31, 1998
                                                                   -----------     ------------    --------------     --------------
Balance December 31, 1998                                                  0                0        90,245,360             90,246

                                                                   -----------     ------------    --------------     --------------
Net loss
Balance December 31, 1999                                                  0                0        90,245,360            $90,246
                                                                   ===========     ============    ==============     ==============


                                                                       Additional
                                                                         Paid In        Accumulated      Stockholders'
                                                                         Capital          Deficit       Equity (Deficit)
                                                                     ---------------  ---------------  -----------------

Balance January 1, 1998                                                 $27,897,082     $(30,897,223)     $(2,484,129)
Stock option exercised by prior officer (Note 9(a))                             263                               301
Preferred stock converted to common stock (Note 9(c))                       498,000                                 -
Common stock issued to Franklin Electronic
    Publishers, Inc. (Note 9(c))                                          1,661,794                         1,733,990
Net Income - January to May 12, 1998                                        736,464          736,464
                                                                     ---------------  ---------------  -----------------
Reclassification of accumulated deficit as of May 12, 1998              (30,057,139)      30,057,139                 -

Balance May 13, 1998                                                              0         (103,620)         (13,374)
Net loss - May 13 to December 31, 1998                                                      (483,550)        (483,550)
                                                                     ---------------  ---------------  -----------------
Balance December 31, 1998                                                         0         (587,170)        (496,924)

Net loss                                                                                    (785,756)        (785,756)
                                                                     ---------------  ---------------  -----------------
Balance December 31, 1999                                                         0     $ (1,372,926)     $(1,282,680)
                                                                     ===============  ===============  =================

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

Loss Per Share

     Loss per share is based on the weighted average number of common shares outstanding during each period presented. There were no outstanding stock options or warrants for the year ended December 31, 1999.

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

Stock Based Compensation

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

                        Notes to the Financial Statements

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

     The Company's licensed voice-recognition VoiceLogic(TM) Technology (the "Technology") is fully developed and in commercial use and has been included in a variety of consumer oriented products manufactured for the Company under contract with third parties. The Technology consists of a combination of rights, developed and acquired, which are now licensed by the Company (Note 3). This Technology permits utilization of the human voice as a replacement for manual controls, such as buttons, switches, and dials in activating and controlling everyday consumer and business products and can operate on microprocessors powered by only penlight or nicad batteries. The core Technology can also be adapted for use in virtually any spoken language in the world, thus enabling it to be used in virtually any country in the world.

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

4. Inventories

   Inventories consisted of the following:

                                        December 31, 1999
                                        -----------------

            Finished goods                   $96,588
            Parts and collateral
            materials                         34,263
                                            --------
            Total Inventory                 $130,851
                                            ========

5.  Accrued Expenses

   Accrued expenses consisted of the following:

                                        December 31, 1999
                                        -----------------

          Accrued commissions                $2,319
          Accrued restructuring              17,076
          Accrued royalties                   2,226
          Other                                 445
                                            -------
             Total accrued expenses         $22,066
                                            =======

6.  Loans Payable

     As of September 22, 1997, in conjunction with the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. The agreement carried an interest rate of 12% per annum on the average daily balance. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the agreement. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of December 31, 1999, the principal balance due on this loan was $270,000.

     In accordance with the Plan, on the Effective Date the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses of the Bankruptcy Proceedings. The Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis, with principal all due and payable in a lump sum payment five years from the Effective Date which is May 12, 2003. As discussed above, the Company was to have made a principal payment of $50,000 to Franklin on or before May 12, 1999. As the Company was unable to make this payment, the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's December 31, 1999 balance sheet.

7.  Commitments

      (a) As of December 31, 1999, the Company has one operating lease that requires future minimum rental payments with initial or remaining terms in excess of one year:

                                           Operating
                                               Lease
                                         ------------
                  2000                     $  58,500
                  2001                        17,062
                                           ---------
                  Total                    $  75,562
                                           =========

     The operating lease pertains to a lease for the Company's prior office facilities which are currently subleased at cost. The lease expires April 14, 2001. Franklin has provided a limited guaranty of the Company's performance under this lease. Net rent expense was $33,980 and $73,086 for the years ended December 31, 1999 and 1998, respectively.

     (b) In February 1996, the Company entered into an agreement with a related party ("the Inventor"), inventor of an integral part of the voice recognition technology used by the Company, which resulted in the Company's obtaining unrestricted exclusive world wide ownership rights to the technology subject to ongoing royalties for a total cost of $100,000 in cash and stock options which were cumulatively $50,000 lower than market value. The royalties are subject to a minimum of $60,000 per year, payable quarterly. In May 1997, this agreement with the Inventor was assigned to Franklin (Note 3). However, with respect to the annual minimum royalty due to the Inventor by Franklin, the Company remains obligated to Franklin for the $60,000 per year. Royalty expense incurred in 1998 and 1999 amounted to $60,000 in each year. This agreement with the inventor has been amended to eliminate the annual minimum royalty commitment, but in consideration therefor the Company has agreed to increase the royalty rate payable to the Inventor.

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

(b) Stock issuance

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

     In April 1999, Franklin purchased 62,500 shares of the Company's common stock at market value, $.027 per share, from its then president.

9.  Major Customers and International Sales

     For the seven and one half months ended December 31, 1998, the Company had sales to one domestic customer of $266,000 and had sales to one international customer of $605,000, representing 16% and 36% of the Company's sales for this period, respectively. For the year ended December 31, 1999, the Company had sales to two international customers of $257,000 and $244,000, representing 19% and 18% of the Company's sales for this period, respectively.

     For the seven and one half months ended December 31, 1998, the Company's international sales totaled $817,000, equal to 48% of total sales. For the year ended December 31, 1999, the Company's international sales totaled $739,000 or 53% of total sales. Inasmuch as all international sales are in US dollars, the Company does not incur any gains or losses on foreign currency fluctuations. Further, the Company does not maintain any material inventory or other assets in foreign countries and requires payment at the time of sale on the majority of export sales. Accordingly, there are no material identifiable assets attributable to international sales activities.

10.  Forgiveness of Debt

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

11.  Supplemental Cash Flow Information

     For the years ended December 31, 1998 and 1999, interest expense due Franklin totaling $44,943 and $49,600, respectively, was accrued and unpaid.


Supplemental non-cash financing and investing activities were as follows:

                                                                                             Year ended December 31,
                                                                                           1999                   1998
                                                                                           ----                   ----
Issuance of common stock in consideration of pre-petition loan payable                        -               $1,733,990
Conversion of preferred stock to common stock                                                 -                  500,000
Issuance of common stock to president (Note 9(c))                                             -                       --
Issuance of preferred stock to vendor (Note 9(c))                                             -                 (500,000)
Issuance of compensatory stock options (Note 9(a))                                            -                       --
Issuance of compensatory stock options to related party (Notes 8(b) and 9(a))                 -                       --
Issuance of common stock to vendor (Note 9(c))                                                -                       --


12.  Income Taxes

     Unused net operating losses of approximately $27,000,000 are available as of December 31, 1999 to offset future years' federal taxable income, and expire through 2012. Unused California net operating losses of approximately $12,000,000 are available as of December 31, 1999 to offset future years' California taxable income and expire through 2002. Under federal tax law IRC
Section 382, certain significant changes in ownership of the

Company may restrict future utilization of these carry-forwards. In the event the loss carry-forwards are fully utilizable, the Company has a deferred tax asset of approximately $10,000,000 as of December 31, 1999. In addition, the Company has research and development tax credits of approximately $250,000 and $123,000 for Federal and California tax purposes respectively. They will begin to expire in 2007. The Company has a valuation allowance equal to, and which offsets, the net deferred tax asset as the Company cannot conclude that it is more likely than not the net deferred tax asset will be realized.

13.  Related Party Transactions

     As of the Effective Date, the Company became an 82% subsidiary of Franklin. During 1998, the Company incurred interest expense on loans from Franklin in the amount of $38,419 . In addition, during 1998 the Company incurred royalties expenses in the amount of $60,000. Lastly, the Company purchased inventory from Franklin for resale in the amount of $457,088. During 1999, the Company incurred royalty expense due Franklin in the amount of $60,000 and accrued interest due Franklin of $50,287. As of December 31, 1999, amounts due Franklin included loans of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,088, royalties of $135,000, accrued interest of $95,320 and net expenses paid by Franklin on the Company's behalf of approximately $157,000.

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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

     Information called for by Item 9 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 2000 annual meeting of stockholders (the "2000 Proxy Statement"), which is incorporated herein by this reference.

Item 10.  Executive Compensation

     Information called for by Item 10 is set forth under the heading "Executive Compensation" in the 2000 Proxy Statement, which is incorporated herein by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Information called for by Item 11 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which is incorporated herein by this reference.

Item 12.  Certain Relationships and Related Transactions

     Information called for by Item 12 is set forth under the heading "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which is incorporated herein by this reference.

Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits:  See Exhibit Index

(b)   Reports on Form 8-K.     None

                                  EXHIBIT INDEX

Exhibit Number   Description
--------------   -----------

*3(a)            Articles of Incorporation, as amended
3(aa)            Certificate of Amendment of Articles of Incorporation dated
                 May 12, 1998
*3(b)            Bylaws, as amended
*4(a)            Form of Warrant Agreement with U.S. Stock Transfer Corp.
*4(b)            Form of Representative's Unit Purchase Option
*4(c)            Specimen of Common Stock Certificate of Registrant
*4(d)            Form of Warrant Certificate
*10(a)           1992 Stock Option Plan
***10(aa)        1994 Stock Option Plan
*10(b)           Employment Agreement with Michael Bissonnette
*10(c)           Employment Agreement with Edward M. Krakauer
*10(d)           Employment Agreement with Jerry Gutterman
****10(dd)       1994 Consulting Agreement between Registrant and Jerry
                 Gutterman
*10(e)           Non-Qualified Stock Option Agreement with Edward M. Krakauer
*10(f)           Non-Qualified Stock Option Agreement with Jerry Gutterman
*10(g)           Agreement and Stock Option Agreement with Jerry Gutterman
*10(h)           Leases for Canoga Park, California
*10(hh)          Additional Leases for Canoga Park, California
***10(hhh)       Additional Leases for Canoga Park and Chatsworth, California
****10(hhhh)     Lease for Executive Offices, Sherman Oaks, California
*10(i)           License Agreement with ESSO Development, Inc.
*10(j)           Manufacturing and Warrant Agreements with Flextronics
                 (Malaysia) SDN, BHD
*10(l)           Agreements with Regal Communications Corporation
**+/-10(m)       Stock Option Agreement between Michael Bissonnette and Edward
                 Krakauer
**+/-10(n)       Escrow Agreement among Michael Bissonnette, Edward Krakauer and U.S. Stock Transfer Corporation
**+/-10(o)       Registration Rights Agreement between Registrant and Edward
                 Krakauer
**+/-10(p)       1993 Employment Agreement between Registrant and Edward
                 Krakauer
**+/-10(pp)      Indemnity Agreement between Registrant and Edward Krakauer
(1)+/-10(ppp)    Amendment to Employment Agreement with Edward M. Krakauer
+/-10(pppp)      Amendment to Employment Agreement with Edward M. Krakauer
+/-10(ppppp)     Termination Agreement with Edward M. Krakauer
+/-10(pppppp)    Consulting Agreement with Edward M. Krakauer
**+/-10(q)       Amendment to Employment Agreement between Michael Bissonnette and Registrant
***+/-10(qq)     Indemnity Agreement between Registrant and Michael Bissonnette
***+/-10(qqq)    1994 Consulting Agreement between Registrant and Michael
                 Bissonnette
***+/-10(r)      Indemnity Agreement between Registrant and Jerry Gutterman
***+/-10(s)      Employment Agreement between Registrant and Mitchell Rubin
***+/-10(ss)     Indemnity Agreement between Registrant and Mitchell Rubin
****10(sss)      Registration Rights Agreement and Amendment thereto between
                 Registrant and Mitchell Rubin
(1)+10(ssss)     Amendment to Employment Agreement with Mitchell B. Rubin
+10(sssss)       Amendment to Employment Agreement with Mitchell B. Rubin
+(10(s.6)        Amended Employment Agreement with Mitchell B. Rubin
****+/-10(t)     Employment Agreement with Mark L. Frankel
(1)+/-10(tt)     Amendment to Employment Agreement with Mark L. Frankel
****10(u)        Employment Agreement with George H. Fischer
+/-10(uu)        Amendment to Employment Agreement with George H. Fischer
*****10(v)       Flextronics Termination Agreement

Exhibit Number   Description
--------------   -----------
(2)10(vv)        Settlement Agreement with Flextronics
(1)+/-10(w)      Employment Agreement with Kenneth I. DeWitt
(1)+/-10(ww)     Amendment to Employment Agreement with Kenneth I. DeWitt
(1)+/-10(www)    Amendment to Employment Agreement with Kenneth I. DeWitt
+/-10(w.4)       Amendment to Employment Agreement with Kenneth I. DeWitt
(1)10(x)         Business Cooperation Agreement with Hansol Electronics, Inc.
(2)10(xx)        Termination Agreement with Hansol Electronics, Inc.
(1)10(y)         Assignment Agreement for Technology with Myron Hitchcock
(1)10(yy)        Stock Option Agreement regarding Assignment Agreement for
                 Technology with Myron Hitchcock
(1)10(z)         Loan Agreement with Manufacturers Bank
(1)10(zz)        Amendment to Loan Agreement with Manufacturers Bank
(2)10.1          MobileComm Joint Purchase and Marketing Agreement
(2)10.1.1        MobileComm Settlement Agreement
(2)10.1.2        MobileComm Amended Settlement Agreement
(2)10.2          Employment Agreement with Larry Kloman
(2)10.3          Manufacturing Agreement with GSS/Array
(2)10.3.1        Agreement for Discounted Payment and Adequate Assurance of
                 Performance with GSS/Array
(2)10.4          Loan Agreement with KBK Financial
(2)10.5          Letter of Intent from Voice It Worldwide, Inc.
(2)10.5.1        Termination Letter from Voice It Worldwide, Inc.
(2)10.6          Letter of Intent from Franklin Electronic Publishers, Inc.
(2)10.6.1        Security Agreement with Franklin Electronic Publishers, Inc.
(2)@10.6.2       Purchase and Loan Agreement with Franklin Electronic
                 Publishers, Inc.
(2)@10.6.3       Technology Transfer Agreement with Franklin Electronic
                 Publishers, Inc.
10.6.4           Revised Loan and Security Agreement with Franklin Electronic
                 Publishers, Inc. dated September 22, 1997
10.6.5           Letter Agreement of October 7, 1997 Regarding Post Petition
                 Financing Agreement and Loan and Security Agreement
10.6.6           Amendment to Loan and Security Agreement with Franklin
                 Electronic Publishers, Inc. dated September 22, 1997
(2)10.7          Lease for Executive Offices, Tarzana, California
(3)10.7.1        Amendment Number One Lease for Executive Officers, Tarzana,
                 California
(3)10.7.2        Amendment Number Two to Lease for Executive Officers, Tarzana,
                 California
(3)10.8          Disclosure Statement and Plan of Reorganization for Voice
                 Powered Technology International, Inc. dated as of January 21,
                 1998
(3)10.8.1        Order confirming Amended Disclosure Statement and Plan of
                 Reorganization for Voice Powered Technology International,
                 Inc. dated as of April 29, 1998
!10.9.1          Promissory Note dated May 12, 1998 executed by Voice Powered
                 Technology International, Inc. in favor of Franklin Electronic
                 Publishers, Inc.
!10.9.2          Promissory Note dated May 12, 1998 executed by Voice Powered
                 Technology International, Inc. in favor of Franklin Electronic
                 Publishers, Inc.
!10.10.1         Management Services Agreement dated July 31, 1999 between
                 Voice Powered Technology International, Inc. and Franklin
                 Electronic Publishers, Inc.
!10.10.2         Amendment to Management Services Agreement dated March 15,
                 2000 between Voice Powered Technology International, Inc. and
                 Franklin Electronic Publishers, Inc.
(4)16            Letter, dated September 8, 1998, from BDO Seidman LLP to SEC re Form 8-K Statements
21               Subsidiaries:  None
(2)23            Consent of BDO Seidman LLP
(4)99            Voice Powered Technology International, Inc. Press Release,
                 dated September 11, 1998

------------------------------------
!         Filed herewith
* Previously filed with, and incorporated herein by reference from, Registrant's Registration Statement on Form SB-2, File No. 33-50506, Effective October 20, 1993.
** Previously filed with, and incorporated herein by reference from, Registrant's Form 8-K/A filed with the Commission and dated December 22, 1993.
*** Previously filed with, and incorporated herein by reference from, Registrant's Form 10-KSB for the year ended December 31, 1993.
**** Previously filed with, and incorporated herein by reference from Registrant's Form 10-KSB for the year ended December 31, 1994.
***** Previously filed with, and incorporated herein by reference from Registrant's Form 8-K filed with the Commission and dated March 15, 1996.
+/-       Management contract or compensatory plan or arrangement.
(1) Previously filed with, and incorporated herein by reference from Registrant's Form 10-KSB for the year ended December 31, 1995.
@ Filed separately with the Securities and Exchange Commission with a request for confidential treatment.
(2) Previously filed with, and incorporated herein by reference from Registrant's Form 10-KSB for the year ended December 31, 1996.
(3) Previously filed with, and incorporated herein by reference from Registrant's Form 10-KSB for the year ended December 31, 1997.
(4) Previously filed with, and incorporated herein by reference from Registrant's Form 8-K filed on September 11, 1998.