Form 10QSB
period 2000-03-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2000-05-15
CIK 890447

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                           ________________________

                                  FORM 10-QSB

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE     ACT OF 1934

                     For the quarter ended March 31, 2000

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
  Yes [X] No [ ]
      ---    ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be
  filed by Section  12, 13 or 15(d) of the   Exchange Act after the distribution
  of securities under a plan confirmed by a court. Yes [X]  No [ ]
                                                       ---     ---

  As of March 31, 2000 there were 90,245,360 shares of Voice Powered Technology International, Inc. Common Stock $.001 par value outstanding.

 Transitional Small Business Disclosure Format  (check one) Yes [ ]  No [X]
                                                                ---     ---

                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION                     PAGE NUMBER
                                                    -----------


  ITEM 1. Financial Statements -- unaudited

     Balance Sheet as of March 31, 2000                   3

     Statements of Operations for the three months
     ended  March 31, 2000 and 1999                       4

     Statements of Operations for the nine months
     ended March 31, 2000 and 1999                        4

     Statements of Cash Flows for the nine months
     ended March 31, 2000 and 1999                        5

     Notes to Financial Statements                        6

  ITEM 2.  Management's Discussion and Analysis
           of Financial Condition and Results             7-8
           of Operations


PART II -- OTHER INFORMATION                              8

                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)

                                                                                March 31,
                                                                                  2000
                                                                               -----------
                                        ASSETS
                                        ------
CURRENT ASSETS:
   Cash                                                                        $     108
   Accounts receivable, less allowance for doubtful accounts of $60                   63
   Inventories                                                                       120
   TOTAL CURRENT ASSETS                                                              291
                                                                               -----------
PROPERTY AND EQUIPMENT
   Equipment                                                                         190
   Less accumulated depreciation                                                    (190)
                                                                                       -
                                                                               -----------
OTHER ASSETS                                                                          16
                                                                               -----------


TOTAL ASSETS                                                                   $     307
                                                                               ===========


                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
CURRENT LIABILITIES:

   Loans Payable - Franklin                                                         $620
   Accounts payable and accrued expenses - Franklin                                  889
   Accounts payable and accrued expenses - other                                     130
   TOTAL CURRENT LIABILITIES                                                       1,639
                                                                               -----------

SHAREHOLDERS' EQUITY:
   Common stock, $.001 stated value - 100,000,000 shares authorized;
        90,245,360 issued and outstanding                                             90
   Accumulated deficit                                                            (1,422)
   TOTAL SHAREHOLDERS' EQUITY                                                     (1,332)
                                                                               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $307
                                                                               ===========



                See accompanying notes to financial statements.




                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS
                                (in thousands)
                                  (unaudited)

                                                      Three Months          Three Months
                                                         Ended                 Ended
                                                       31-Mar-00             31-Mar-99
                                                       ----------           -----------
  Net sales                                            $      174             $   489

  Costs and expenses
    Costs of goods sold                                       101                 285
    Marketing                                                  25                  69
    General and administrative                                 96                 174
    Research and development                                    -                  54
    Warehouse                                                   5                  51
    Relocation expense                                          -                 150
                                                       -----------          -----------
      Total costs and expenses                                227                 783

  Operating loss                                              (53)               (294)

  Other income (expense):
    Interest expense                                          (13)                (13)
    Other                                                      17                   -
                                                       -----------          -----------

  Net income (loss)                                    $      (49)          $    (307)
                                                       ===========          ===========


  Net Income (loss) per share:                         $        -           $       -
                                                       ===========          ===========

  Weighted average common shares outstanding               90,245              90,245
                                                       ===========          ===========



                See accompanying notes to financial statements.



                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                  Three Months            Three Months
                                                                                     Ended                   Ended
                                                                                    31-Mar-00               31-Mar-00
                                                                                   ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                           $     (49)              $    (307)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                           2                      48
   Source (use) of cash from change in operating assets and liabilities:
      Accounts receivable                                                                (28)                    134
      Inventories                                                                         11                      14
      Prepaids and other assets                                                            -                       2
      Accounts payable and accrued expenses                                               38                     178
      Deferred income                                                                      -                     (20)
                                                                                   ----------              ----------
  NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (26)                     49
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                      -                      (5)

                                                                                   ----------              ----------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     -                      (5)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (26)                     44
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         134                      71
                                                                                   ----------              ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $     108               $     115
                                                                                   ==========              ==========


                See accompanying notes to financial statements.


                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 -- In accordance with the Plan, on or about May 12, 1998, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses; 2) the 500,000 shares of outstanding convertible preferred stock of the Company was converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 and subsequently borrowed an additional $20,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments;
1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of September 30, 1999, the principal balance due on this loan was $270,000. The Company was unable to meet its obligation with respect to the $50,000 principal payment due May 12, 1999 however no default has been declared with respect to this obligation.


NOTE 3 - In July 1999, the Company closed its facility in Simi Valley, California. As of July 31, 1999, the Company relocated to, and entered into a contract with Franklin Electronic Publishers, Inc. in Burlington, New Jersey for its warehousing, distribution, financial and manufacturing management operations. In March 1999, the Company recorded a reserve in the amount of $150,000 related to the costs associated with the closure of the California facility, inclusive of severance for employees, moving costs and other expenses.

                                    ITEM 2.


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


                                  RISK FACTORS

   The Company may not be able to continue operating as a "going concern" without additional capital through public or private offerings.

   The Company is indebted to Franklin in the amount of $1,509,000. The Company believes that currently available funds, including financing from Franklin, will be sufficient to meet its anticipated working capital needs through December 31, 2000. Thereafter, the Company will need to raise additional funds. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, there could be a material adverse effect on the Company's business, results of operations and financial condition.

  See the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 for additional Risk Factors.

  Results of Operations
  ---------------------

   Sales for the quarter ended March 31, 2000 were $174,000, a decrease of $315,000, or 64% from sales of $489,000 in the prior year both in domestic and international markets.

   Management of the Company is presently focused on its international sales of the IQ.VOICE Organizer products and the targeted domestic direct marketing channels for its current products. There can be no assurance that there will continue to be demand for these products.

   Cost of Goods Sold was $285,000, or 58% of sales for the quarter ended March 31, 1999 and $101,000, or 58% of sales in the current quarter. Gross profits for the quarters ended March 31, 2000 and 1999 were $73,000 (42%) and $204,000 (42%) respectively.

   Total operating costs for the quarter ended March 31, 2000 decreased by $389,000 to $109,000 compared with $498,000 in the prior year. Commencing July 31, 1999, the Company relocated to, and contracted out for, its warehousing, distribution, financial and manufacturing management operations with Franklin. The year-to-year reduction in operating expense is primarily the result of this relocation and the reductions in staff.

   The Company had no research and development expenses for the quarter ended March 31, 2000, having spent $54,000 in the prior year. The Company has substantially suspended development of new and existing products.

   For the quarter ended March 31, 2000 other income (expense) of ($13,000) consisted mainly of interest expense on the Company's loans payable to Franklin. In spite of massive expense reduction, the Company was unable to operate profitably, losing $49,000 in the first quarter.

LIQUIDITY
---------

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

     At the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. The agreement carried an interest rate of 12% per annum on the average daily balance. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the agreement. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999; and 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of March 31, 2000, the principal balance due on this loan was $620,000.

     As discussed above, the Company was to have made a principal payment of $50,000 to Franklin on or before May 12, 1999. As the Company was unable make this payment, the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's March 31, 2000 balance sheet.

     As of March 31, 2000, amounts due Franklin included the loans discussed above of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,000, royalties of $150,000, accrued interest of $108,000 and net expenses paid by Franklin on the Company's behalf of approximately $174,000.

     As of March 31, 2000, the Company had an accumulated deficit of $1,422,000 and negative working capital of $1,348,000. The Company's ability to continue as a going concern is dependent, among other things, upon reaching a satisfactory level of profitability and generating sufficient cash flow to meet ongoing obligations. No assurance can be given that the Company will be able to achieve such level of profitability and thereby obtain the required working capital. Further, as of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. Franklin has expressed its present intention to provide certain financial support to the Company through at least December 31, 2000 to allow the Company to continue as a going concern.

Part II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

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

ITEMS 2 THROUGH 6:   NONE





                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


Date: May 15, 2000         By:  /s/ Gregory J. Winsky
                                ---------------------
                                Gregory J. Winsky, President,
                                and Chief Executive Officer


Date:  May 15, 2000        By:  /s/ Arnold D. Levitt
                                --------------------
                                Arnold D. Levitt
                                Chief Financial Officer