Form 10QSB
period 2000-06-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2000-08-14
CIK 890447

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                           ________________________

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2000

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

As of June 30, 2000 there were 90,245,360 shares of Voice Powered Technology International, Inc. Common Stock $.001 par value outstanding.

 Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                               ---    ---

                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION                          PAGE NUMBER
                                                         -----------

  Item 1. Financial Statements -- unaudited
          Balance Sheet as of  June 30, 2000                  3

          Statements of Operations for the three months
          ended  June 30, 2000 and 1999                       4

          Statements of Operations for the six months
          ended June 30, 2000 and 1999                        5

          Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999                        6

          Notes to Financial Statements                       7


  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations    8


PART II -- OTHER INFORMATION                                  10

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                        (in thousands, except share data)
                                   (unaudited)
       (An 82% owned subsidiary of Franklin Electronic Publishers, Inc.)
                                                                                June 30,
                                                                                  2000
                                                                             -------------
                                     ASSETS
CURRENT ASSETS:
   Cash                                                                        $     125
   Accounts receivable                                                                22
   Inventories                                                                       181
                                                                             -------------
   TOTAL CURRENT ASSETS                                                              328
                                                                             -------------

PROPERTY AND EQUIPMENT
   Equipment                                                                         190
   Less accumulated depreciation                                                    (190)
                                                                             -------------
                                                                                       -
                                                                             -------------

OTHER ASSETS                                                                          16
                                                                             -------------


TOTAL ASSETS                                                                   $     344
                                                                             =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Loans Payable - Franklin                                                    $     620
   Accounts payable and accrued expenses - Franklin                                1,062
   Accounts payable and accrued expenses - other                                      98
                                                                             -------------
   TOTAL CURRENT LIABILITIES                                                       1,780
                                                                             -------------

SHAREHOLDERS' EQUITY:
   Common stock, $.001 stated value - 100,000,000 shares authorized;
        90,245,360 issued and outstanding                                             90
   Accumulated deficit                                                            (1,526)
                                                                             -------------
   TOTAL SHAREHOLDERS' EQUITY                                                     (1,436)
                                                                             -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $     344
                                                                             =============


                See accompanying notes to financial statements.



                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (unaudited)
       (An 82% owned subsidiary of Franklin Electronic Publishers, Inc.)

                                                  Three Months              Three Months
                                                      Ended                     Ended
                                                  June 30, 2000             June 30, 1999
                                                 --------------            --------------
  Net sales                                             $64                      $320

  Costs and expenses
      Costs of goods sold                                39                       201
      Marketing                                          19                        57
      General and administrative                         97                       203
      Research and development                            -                        51
      Warehouse                                           -                        41
                                                  -------------             -------------
          Total costs and expenses                      155                       553

  Operating loss                                        (91)                     (233)

  Other income (expense):
      Interest expense                                  (13)                      (12)
                                                  -------------             -------------
 Net income (loss)                                    ($104)                    ($245)
                                                  =============             =============


  Net Income (loss) per share:                        $   -                      $   -
                                                  =============             =============

  Weighted average common shares outstanding         90,245                     90,245
                                                  =============             =============

                See accompanying notes to financial statements.



                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS
                                (in thousands)
                                  (unaudited)
       (An 82% owned subsidiary of Franklin Electronic Publishers, Inc.)

                                               Six Months              Six Months
                                                 Ended                   Ended
                                             June 30, 2000           June 30, 1999
                                            ---------------         ---------------
  Net sales                                          $238                    $810

  Costs and expenses
     Costs of goods sold                              140                     487
     Marketing                                         45                     125
     General and administrative                       193                     377
     Research and development                           -                     106
     Warehouse                                          5                      92
     Relocation expense                                 -                     150
                                             --------------          --------------
           Total costs and expenses                   383                   1,337

  Operating loss                                     (145)                   (527)

  Other income (expense):
     Interest expense                                 (25)                    (25)
     Other                                             17                       -
                                             --------------          --------------

  Net income (loss)                                 ($153)                  ($552)
                                             ==============          ==============


  Net income (loss) per share:                  $      -                   ($0.01)
                                             ==============          ==============

  Weighted average common shares outstanding       90,245                  90,245
                                             ==============          ==============


                See accompanying notes to financial statements.



                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
       (An 82% owned subsidiary of Franklin Electronic Publishers, Inc.)


                                                                               Six Months                Six Months
                                                                                 Ended                     Ended
                                                                             June 30, 2000             June 30, 1999
                                                                        ------------------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                     ($153)                          ($552)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
 Depreciation and amortization                                                   2                              97
 Source (use) of cash from change in operating assets and liabilities:
  Accounts receivable                                                           13                             138
  Inventories                                                                  (51)                            108
  Prepaids and other assets                                                      1                              15
  Accounts payable and accrued expenses                                        179                             225
  Deferred income                                                                -                              (6)
                                                                        ------------------------    ----------------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (9)                             25
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                              -                              (5)
                                                                        ------------------------    ----------------------
 NET CASH USED IN INVESTING ACTIVITIES                                           -                              (5)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (9)                             20
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               134                              71
                                                                        ------------------------    ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $125                             $91
                                                                        ========================    ======================



                See accompanying notes to financial statements.

                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)
       (An 82% Owned Subsidiary of Franklin Electronic Publishers, Inc.)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - As part of a Plan of Reorganization, on or about May 12, 1998, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses; 2) the 500,000 shares of outstanding convertible preferred stock of the Company were converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 and subsequently borrowed an additional $20,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments;
1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of September 30, 1999, the principal balance due on this loan was $270,000. The Company was unable to meet its obligation with respect to the $50,000 principal payment due May 12, 1999 however no default has been declared with respect to this obligation.


NOTE 3 - In July 1999, the Company closed its facility in Simi Valley, California. As of July 31, 1999, the Company relocated to, and entered into a contract with Franklin in Burlington, New Jersey for its warehousing, distribution, financial and manufacturing management operations. In March 1999, the Company recorded a reserve in the amount of $150,000 related to the costs associated with the closure of the California facility, inclusive of severance for employees, moving costs and other expenses.

                                    ITEM 2.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the word "should" are forward looking statements that involve risks to and uncertainties in the Company's business, including, among other things, the timely availability and acceptance of new electronic products, changes in technology, the impact of competitive electronic products, the impact of certain alleged patent claims, the management of inventories, the Company's dependence on third party component suppliers and manufacturers, including those that provide Company -specific parts, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.


                                  RISK FACTORS

The Company may not be able to continue operating as a "going concern" without additional capital through public or private offerings.

   The Company is indebted to Franklin Electronic Publishers, Inc. (Franklin) in the amount of $1,682,000. The Company believes that currently available funds, including financing from Franklin, will be sufficient to meet its anticipated working capital needs through December 31, 2000. Thereafter, the Company will need to raise additional funds. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, there could be a material adverse effect on the Company's business, results of operations and financial condition.

  See the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 for additional Risk Factors.

  Results of Operations
  -----------------------

Three Months Ended June 30, 2000:

     Sales for the quarter ended June 30, 2000 were $64,000, a decrease of $256,000, or 80% from sales of $320,000 in the prior year. The decline in sales in the quarter and for the year is attributable to lower sales of Voice Organizer products in both domestic and international markets. There can be no assurance that there will continue to be demand for these products.

     Cost of Goods Sold was $201,000, or 63% of sales for the quarter ended June 30, 1999 and $39,000, or 61% of sales in the current quarter. Gross profits for the quarters ended June 30, 2000 and 1999 were $25,000 (39%) and $119,000 (37%)
respectively.

     Total operating costs for the quarter ended June 30, 2000 decreased by $236,000 to $116,000 compared with $352,000 in the prior year. Commencing July 31, 1999, the Company relocated to, and contracted out for, its warehousing, distribution, financial and manufacturing management operations with Franklin. The year-to-year reduction in operating expense is primarily the result of this relocation and the reductions in staff.

     The Company had no research and development expenses for the quarter ended June 30, 2000, having spent $51,000 in the prior year. The Company has substantially suspended development of new and existing products.

     For the quarter ended June 30, 2000 other income (expense) of ($13,000) consisted of interest expense on the Company's loans payable to Franklin. The net loss for the quarter was $104,000 compared with $245,000 in the prior year.

Six Months Ended June 30, 2000:

     Sales for the six monthsr ended June 30, 2000 were $238,000, a decrease of $572,000, or 71% from sales of $810,000 in the prior year. There can be no assurance that there will continue to be demand for these products.

     Cost of Goods Sold was $487,000, or 60% of sales for the six months ended June 30, 1999 and $140,000, or 59% of sales in the current year. Gross profits for the six months ended June 30, 2000 and 1999 were $98,000 (41%) and $323,000 (40%) respectively.

     Total operating costs for the six months ended June 30, 2000 decreased by $607,000 to $243,000 compared with $850,000 in the prior year. Commencing July 31, 1999, the Company relocated to, and contracted out for, its warehousing, distribution, financial and manufacturing management operations with Franklin. The year-to-year reduction in operating expense is primarily the result of this relocation and the reductions in staff.

     The Company had no research and development expenses for the six months ended June 30, 2000, having spent $106,000 in the prior year.

     For the six months ended June 30, 2000 other income (expense) of ($25,000) consisted of interest expense on the Company's loans payable to Franklin. In spite of massive expense reduction, the Company was unable to operate profitably, losing $153,000 in the first six months of the year compared with a loss of $552,000 in the first six months of the prior year.



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

     As discussed above, the Company was to have made a principal payment of $50,000 to Franklin on or before May 12, 1999. As the Company was unable make this payment, the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's June 30, 2000 balance sheet.

     As of June 30, 2000, amounts due Franklin included the loans discussed above of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,000, royalties of $150,000, accrued interest of $120,000 and net expenses paid by Franklin on the Company's behalf of approximately $335,000.

     As of March 31, 2000, the Company had an accumulated deficit of $1,526,000 and negative working capital of $1,452,000. The Company's ability to continue as a going concern is dependent, among other things, upon reaching a satisfactory level of profitability and generating sufficient cash flow to meet ongoing obligations. No assurance can be given that the Company will be able to achieve such level of profitability and thereby obtain the required working capital. Further, as of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. Franklin has expressed its present intention to provide certain financial support to the Company through at least December 31, 2000 to allow the Company to continue as a going concern.

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

Items 2, 3, 5, and 6: None

Item 4.   Submission Of Matters To a Vote Of Securities Holders

     The Annual Meeting of Shareholders of the Company was held on May 24, 2000. Reference is made to the Company's Proxy Statement furnished to shareholders in connection with the solicitation of proxies in connection with that Annual Meeting. Four directors were elected with Edward H. Cohen, Arnold D. Levitt, Barry J. Lipsky, and Gregory J. Winsky, each receiving 85,165,919 votes in favor and 59,039 votes abstaining. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company's 2001 fiscal year by vote of 85,183,748 in favor, 21,360 against, and 19,850 abstentions.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


Date:  August 14, 2000             By:  /s/ Gregory J. Winsky
                                        -----------------------------
                                        Gregory J. Winsky, President,
                                        and Chief Executive Officer


Date:  August 14, 2000             By:  /s/ Arnold D. Levitt
                                        --------------------
                                        Arnold D. Levitt
                                        Chief Financial Officer