Form 10QSB
period 2000-09-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2000-11-14
CIK 890447

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                  FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ACT OF 1934

                  For the transition period from __________ to __________


                          Commission File No. 1-11476
                                              -------


                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


              California                        95-3977501
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)        Identification Number)


     One Franklin Plaza                            08016
     Burlington, New Jersey                      (Zip Code)


  Registrant's telephone number, including area code:  (609) 386-2500


  Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                   ---   ---

     As of September 30, 2000 there were 90,245,360 shares of Voice Powered Technology International, Inc. Common Stock $.001 par value outstanding.

Transitional Small Business Disclosure Format  (check one) Yes       No   X
                                                               -----    ------

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION                            PAGE NUMBER
                                                           -----------

  Item 1. Financial Statements -- unaudited

          Balance Sheet as of September 30, 2000                  3

          Statements of Operations for the three months
          ended September 30, 2000 and 1999                       4

          Statements of Operations for the nine months
          ended September 30, 2000 and 1999                       5

          Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999                       6

          Notes to Financial Statements                           7

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations        8


PART II -- OTHER INFORMATION                                      10

                       VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                      BALANCE SHEET
                            (in thousands, except share data)
                                       (unaudited)


                                                                                              Sept. 30,
                                                                                                2000
                                                                                           ----------------
                                          ASSETS
                                          ------
CURRENT ASSETS:
      Cash                                                                                            $ 60
      Accounts receivable                                                                               31
      Inventories                                                                                      126
                                                                                           ----------------
      TOTAL CURRENT ASSETS                                                                             217
                                                                                           ----------------


PROPERTY AND EQUIPMENT
      Equipment                                                                                        190
      Less accumulated depreciation                                                                   (190)
                                                                                           ----------------
                                                                                                         -
                                                                                           ----------------
OTHER ASSETS                                                                                            16
                                                                                           ----------------

TOTAL ASSETS                                                                                         $ 233
                                                                                           ================


                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES:
      Loans Payable - Franklin                                                                       $ 620
      Accounts payable and accrued expenses - Franklin                                               1,012
      Accounts payable and accrued expenses - other                                                    160
                                                                                           ----------------
      TOTAL CURRENT LIABILITIES                                                                      1,792
                                                                                           ----------------

SHAREHOLDERS' EQUITY:
      Common stock, $.001 stated value - 100,000,000 shares authorized;
           90,245,360 issued and outstanding                                                            90
      Accumulated deficit                                                                           (1,649)
                                                                                           ----------------
      TOTAL SHAREHOLDERS' EQUITY                                                                    (1,559)
                                                                                           ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                           $ 233
                                                                                           ================


                See accompanying notes to financial statements.

           VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                     STATEMENT OF OPERATIONS
                          (in thousands)
                            (unaudited)


                                                                 Three Months             Three Months
                                                                      Ended                   Ended
                                                                 Sept. 30, 2000           Sept. 30, 1999
                                                              ----------------------    -------------------
     Net sales                                                                 $ 86                  $ 302

     Costs and expenses
           Costs of goods sold                                                  117                    173
           Marketing                                                             19                     44
           General and administrative                                            60                    120
           Research and development                                               -                     28
           Warehouse                                                              -                     24
                                                              ----------------------    -------------------
                   Total costs and expenses                                     196                    389

     Operating loss                                                            (110)                   (87)

     Other income (expense):
           Interest expense                                                     (13)                   (13)
           Other                                                                  -                     28
                                                              ----------------------    -------------------
     Net income (loss)                                                       $ (123)                 $ (72)
                                                              ======================    ===================

     Net Income (loss) per share:                                               $ -                    $ -
                                                              ======================    ===================
     Weighted average common shares outstanding                              90,245                 90,245
                                                              ======================    ===================



                See accompanying notes to financial statements.

           VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                     STATEMENT OF OPERATIONS
                          (in thousands)
                           (unaudited)


                                                                  Nine Months            Nine Months
                                                                     Ended                  Ended
                                                                Sept. 30, 2000          Sept. 30, 1999
                                                              --------------------    -------------------
     Net sales                                                              $ 324                $ 1,112

     Costs and expenses
           Costs of goods sold                                                256                    660
           Marketing                                                           63                    169
           General and administrative                                         254                    497
           Research and development                                             -                    134
           Warehouse                                                            5                    116
           Relocation expense                                                   -                    150
                                                              --------------------    -------------------
                   Total costs and expenses                                   578                  1,726

     Operating loss                                                          (254)                  (614)

     Other income (expense):
           Interest expense                                                   (38)                   (38)
           Other                                                               17                     28
                                                              --------------------    -------------------
     Net income (loss)                                                     $ (275)                $ (624)
                                                              ====================    ===================

     Net Income (loss) per share:                                             $ -                $ (0.01)
                                                              ====================    ===================
     Weighted average common shares outstanding                            90,245                 90,245
                                                              ====================    ===================


                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Nine Months                Nine Months
                                                                                       Ended                      Ended
                                                                                  Sept. 30, 2000              Sept. 30, 1999
                                                                                --------------------        -------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                                     $ (275)                    $ (624)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                                  2                        139
   Source (use) of cash from change in operating assets and liabilities:
     Accounts receivable                                                                          5                        129
     Inventories                                                                                  4                        211
     Prepaids and other assets                                                                    -                         15
     Accounts payable and accrued expenses                                                      190                        188
     Deferred income                                                                              -                        (51)
     Loss on disposition of equipment                                                             -                         13
                                                                            ------------------------    -----------------------
   NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         (74)                        20
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                         -                         (5)
     Proceeds from sale of equipment                                                              -                         18
                                                                            ------------------------    -----------------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                            -                         13
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (74)                        33
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                134                         71
                                                                            ------------------------    -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 60                      $ 104
                                                                            ========================    =======================


                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - As part of a Plan of Reorganization, on or about May 12, 1998, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses; 2) the 500,000 shares of outstanding convertible preferred stock of the Company was converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 and subsequently borrowed an additional $20,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments;
1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of September 30, 2000, the principal balance due on this loan was $270,000. The Company was unable to meet its obligation with respect to the $50,000 principal payment due May 12, 1999 however no default has been declared with respect to this obligation.


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

   The Company is indebted to Franklin Electronic Publishers, Inc. (Franklin) in the amount of $1,632,000. The Company believes that currently available funds, including financing from Franklin, will be sufficient to meet its anticipated working capital needs through December 31, 2000. Thereafter, the Company will need to raise additional funds. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, there could be a material adverse effect on the Company's business, results of operations and financial condition.

  See the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 for additional Risk Factors.

Results of Operations
---------------------

Three months ended September 30, 2000:

     Sales for the quarter ended September 30, 2000 were $86,000, a decrease of $216,000, or 72% from sales of $302,000 in the prior year. The decline in sales is attributable to lower sales of Voice Organizer products in both domestic and international markets. There can be no assurance that there will continue to be demand for these products.

     For the three months ended September 30, 2000, the Company realized a net loss on sales of $31,000 due to inventory valuation adjustments of approximately $73,000 recorded during the quarter. Excluding the effect of these adjustments, gross profit for the quarter was $42,000 or 49% of sales. Gross profit for the three months ended September 30, 1999 was $129,000 or 43% of sales.

     Total operating costs for the quarter ended September 30, 2000 decreased by $137,000 to $79,000 compared with $216,000 in the prior year. Commencing July 31, 1999, the Company relocated to, and contracted out for, its warehousing, distribution, financial and manufacturing management operations with Franklin. The year-to-year reduction in operating expense is primarily the result of this relocation and the reductions in staff.

     The Company had no research and development expenses for the quarter ended September 30, 2000, having spent $28,000 in the prior year. The Company has suspended development of new and existing products.

     For the quarters ended September 30, 2000 and 1999, interest expense of $13,000 consisted of interest on the Company's loans payable to Franklin. The September 1999 quarter included income of $28,000 primarily relating to a gain of $38,000 from the favorable settlement of an arbitration. The net loss for the quarter was $123,000 compared with $72,000 in the prior year.

Nine months ended September 30, 2000:

     Sales for the nine months ended September 30, 2000 were $324,000, a decrease of $788,000, or 71% from sales of $1,112,000 in the prior year. The decline in sales is attributable to lower sales of Voice Organizer products in both domestic and international markets. There can be no assurance that there will continue to be demand for these products.

     For the nine months ended September 30, 2000, gross profit was $68,000 or 21% of sales. Excluding the effect of inventory valuation adjustments of approximately $73,000 recorded during the September quarter, gross profit was $141,000 or 44% of sales. Gross profit for the nine months ended September 30, 1999 was $452,000 or 41% of sales.

     Total operating costs for the nine months ended September 30, 2000 decreased by $744,000 to $322,000 compared with $1,066,000 in the prior year. Commencing July 31, 1999, the Company relocated to, and contracted out for, its warehousing, distribution, financial and manufacturing management operations with Franklin. The year-to-year reduction in operating expense is primarily the result of this relocation and the reductions in staff.

     The Company had no research and development expenses for the nine months ended September 30, 2000, having spent $134,000 in the prior year.

     For the nine months ended September 30, 2000 other income (expense) of ($21,000) consisted primarily of interest expense on the Company's loans payable to Franklin. In spite of massive expense reduction, the Company was unable to operate profitably, losing $275,000 in the first nine months of the year compared with a loss of $624,000 in the first nine months of the prior year.

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

     At the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. The agreement carried an interest rate of 12% per annum on the average daily balance. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the agreement. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999; and 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of September 30, 2000, the principal balance due on this loan was $620,000.

     As discussed above, the Company was to have made a principal payment of $50,000 to Franklin on or before May 12, 1999. As the Company was unable make this payment, the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's September 30, 2000 balance sheet.

     As of September 30, 2000, amounts due Franklin included the loans discussed above of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,000, royalties of $150,000, accrued interest of $133,000 and net expenses paid by Franklin on the Company's behalf of approximately $272,000.

     As of September 30, 2000, the Company had an accumulated deficit of $1,649,000 and negative working capital of $1,575,000. The Company's ability to continue as a going concern is dependent, among other things, upon reaching a satisfactory level of profitability and generating sufficient cash flow to meet ongoing obligations. No assurance can be given that the Company will be able to achieve such level of profitability and thereby obtain the required working capital. Further, as of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. Franklin has expressed its present intention to provide certain financial support to the Company through at least December 31, 2000 to allow the Company to continue as a going concern.

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

Items 2, 3, 5, and 6 - None

Item 4.  Submission Of Matters To A Vote Of Securities Holders  -  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.



Date:  November 14, 2000             By:  /s/ Gregory J. Winsky
                                          ---------------------
                                          Gregory J. Winsky, President,
                                          and Chief Executive Officer



Date:  November 14, 2000             By:  /s/ Arnold D. Levitt
                                          --------------------
                                          Arnold D. Levitt
                                          Chief Financial Officer