Form 10KSB40
period 2000-12-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2001-03-29
CIK 890447

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

                   For the fiscal year ended December 31, 2000

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
                                                          Registered:
                                                          ----------
      Common Stock $.001 par value                           None

Securities registered under Section 12(g) of the Exchange Act:
             None

         Check whether the issuer (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|.

         Voice Powered Technology International, Inc.'s revenues for the year ended December 31, 2000 were $388,513.

         As of March 20, 2001, there were 90,245,360 shares of Voice Powered Technology International, Inc. Common Stock, $.001 par value, outstanding. The aggregate market value of the issuer's Common Stock held by non-affiliates as of March 20, 2001, based on the closing price on that date, was approximately $80,000.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

================================================================================

                                     PART I

--------------------------------------------------------------------------------
Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the word "should" are forward looking statements that involve risks to and uncertainties in the Company's business, including, among other things, those related to the Company's announcement on March 20, 2001 that it intends to discontinue its operations, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

Item 1.  Description of Business

         Voice Powered Technology International, Inc. (the "Company"), incorporated in California in June 1985, announced on March 20, 2001 that it intends to discontinue its operations because of the lack of capital required to make necessary revisions and updates to its products for their continued commercial resale. When it began active operations in January 1990, the Company focused on the development, marketing, and distribution of low-cost voice recognition and voice activated products on a worldwide basis, both directly and through licensing agreements. From January 1990 until July 1992, the Company operated as a development stage enterprise.

General

            The Company's voice-recognition VoiceLogic(TM) Technology (the "Technology"), which is now licensed from its major shareholder, Franklin Electronic Publishers, Inc. ("Franklin), is fully developed but in very limited commercial use. The Technology permits utilization of the human voice as a replacement for manual controls, such as buttons, switches and dials, in activating and controlling everyday consumer and business products and can operate on microprocessors powered by penlight or nicad batteries. The Technology has been included in several consumer-oriented products manufactured for the Company under contract with third parties.

         In October 1993, the Company introduced its first voice-activated electronic personal organizer. This product was the first personal organizer to combine digital recording for data storage with voice recognition for easy input and retrieval. The IQoVOICE(TM) Organizer was the Company's most successful product. However, since the calendar quarter ended December 31, 1995, the Company has experienced sustained significant operating losses. These losses were the result of multiple factors, including the unsuccessful introduction of new models of the Company's IQoVOICE Organizer, failed launches of new products, increased competition from lower priced digital recorders, and a general decline in domestic retail sales of hand-held electronics.

         During 1996 and the first nine months of 1997, the Company attempted to improve its financial condition by reducing fixed operating costs, liquidating inventories, streamlining operating departments, and entering into two significant transactions. Despite these efforts, the Company was unable to generate sufficient revenues and gross profit to sustain its ongoing operations, further depleting cash and working capital.

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

         In accordance with the Plan, on or about the Effective Date, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund dedicated to the payment of creditor claims and certain administrative expenses (the Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis and principal due and payable in a lump sum payment five years from the Effective Date); 2) the 500,000 shares of the Company's then outstanding convertible preferred stock, owned by Franklin, were converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, equal to an 80% equity interest in the Company, in exchange for Franklin's pre-petition secured claim of $1,733,990.

         Since the commencement of the Bankruptcy Proceedings, the Company discontinued shipments of its IQoVOICE Organizer products to many of its major domestic retail customers. For the years ended December 31, 1998, 1999 and 2000, the Company's domestic business activities consisted of sales of IQoVOICE Organizer products to smaller retailers and wholesale accounts and through various direct marketing programs. In March 1998, the Company expanded its international marketing activities of its IQoVOICE Organizer products as a result of a television direct marketing campaign, which began in Mexico.

         On March 20, 2001, the Company announced that it intends to discontinue its operations because of the lack of capital required to make necessary revisions and updates to its products for their continued commercial resale.

                                  RISK FACTORS

The Company intends to discontinue its operations.

         On March 20, 2001, the Company announced that it intends to discontinue its operations because of the lack of capital required to make necessary revisions and updates to its products for their continued commercial resale. This will have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's majority stockholder has the ability to effectively control substantially all actions taken by stockholders.

         Franklin owns 74,258,788 shares of the Company's common stock and controls approximately 82.3% of the aggregate voting power of all outstanding shares. Accordingly, Franklin can effectively control substantially all actions taken by the Company's stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders and may also discourage acquisition bids for the Company and limit the amount certain investors may be willing to pay for shares of the common stock.

The price of the Company's common stock has been volatile and could continue to fluctuate in the future.

         The market price for shares of the Company's common stock has been volatile and has fluctuated substantially. Broad market fluctuations, general economic and political conditions and the discontinuance of the Company's operations may also adversely affect the market price of the common stock.

A third party claims that the Company infringes on its intellectual property rights.

         The Company has received a notice from a third party which alleges that the Company's products infringe on the proprietary rights of such third party, but no legal proceedings have been commenced. There can be no assurance that proceedings claiming infringement by the Company with respect to its past, current or future activities will not be initiated by that third party or others. If such proceedings are initiated and the Company is unsuccessful in defending such proceedings, there could be a material adverse effect on the Company's business, results of operations and financial condition.

The Company does not anticipate paying cash dividends on its common stock.

         The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

The VoiceLogic Technology

         The Technology is proprietary technology which, since May 1997, has been licensed by the Company from Franklin. In February 1996, the Company acquired from the inventor of the Technology all right, title, interest, and any future improvements in and to the Technology, subject to payment of ongoing royalties. In May 1997, in conjunction with an omnibus transaction with Franklin which also included the sale of a portion of the Company's product line, licensing of the Company's patent, and financing, the Company assigned ownership of the Technology to Franklin and Franklin granted back to the Company a non-exclusive license for the Technology. The Technology is speaker-dependent technology, which, though requiring training, is adaptable for use in any language.

Products Marketed Prior to Discontinuation of Operations

         Prior to the commencement of the Bankruptcy Proceedings, the Company developed a variety of voice activated consumer products, including the Company's most successful product line, the IQoVOICE Organizer, and engaged in on-going exploratory development activities of various other voice activated products which the Company believed would provide enhanced consumer benefits as a result of the inclusion of voice technologies. To date, nearly all of the Company's sales were derived from the IQoVOICE Organizer product line. In addition to the IQoVOICE Organizers, in 1996 the Company marketed the IQoVOICE Tell-It Phone, the IQoVOICE Message Pad and the IQoVoice Organizer/ Pager, all of which were subsequently discontinued.

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

         In September 1997, the Company introduced its most recent line of the IQoVOICE Organizer product. This line of products utilizes technology for compression of voice data, which enables the units to store fifteen minutes of digitally compressed audio data in 512 KB Flash memory. These models feature a proprietary personal computer interface ("PCLink") which allows the user to archive to a personal computer all of the voice memos, reminders, and telephone numbers stored in the IQoVOICE Organizer. The computer interface also permits the user, using a computer keyboard, to add limited text or numeric labels to selected data stored in the IQoVOICE Organizer such as names of files, and names for telephone directory entries, as well as affording the user the ability to add more detailed text, such as addresses, which are stored on the user's PC. These units also feature a backlit display. During 1997, the Company introduced models within this product line with recording capacities of 15, 30, and 60 minutes, phone directories for up to 800 phone numbers for 200 names, and storage of up to 250 memos and reminders. Also, international models of this product line capable of displaying text information in five languages (English, German, French, Spanish and Italian) were introduced in the second quarter of 1998.

         On March 20, 2001, the Company announced that it intends to discontinue its operations because of the lack of capital required to make necessary revisions and updates to its products for their continued commercial resale.

Markets for the Company's Products Prior to Discontinuation of Operations

         Domestic. Prior to the commencement of the Bankruptcy Proceedings, the Company distributed its products through specialty electronic retailers, catalogs, office superstores and department stores. The Company also utilized direct response marketing to advertise and promote its products directly to consumers through various media, including magazines, newspapers, in-flight magazines and other periodicals. Since the commencement of the Bankruptcy Proceedings but prior to the Company's discontinuation of operations, because of concern on the part of the Company's major retail customers over the Company's financial stability, the limited cash and working capital resources available to the Company, and the potential exposure to the Company which would result from price protection, advertising and stock balancing commitments required by these major retail customers, the Company discontinued shipments of its IQoVOICE Organizer products to most of its major domestic retail customers. During the year ended December 31, 2000, the Company engaged in limited domestic sales activities of its IQoVOICE Organizer products through various targeted direct marketing programs and internet sales through the Company's web site www.vpti.com.

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

         For the year ended December 31, 1999, the Company had sales to two international customers of $257,000 and $244,000, representing 19% and 18% of the Company's sales for this period, respectively. For the year ended December 31, 2000, the Company had sales to three international customers of $103,000, $61,000 and $59,000 representing 26%, 16% and 15% of the Company's sales for this period, respectively.

         On March 20, 2001, the Company announced that it intends to discontinue its operations because of the lack of capital required to make necessary revisions and updates to its products for their continued commercial resale.

         International. As the Company's VoiceLogic Technology is adaptable to other languages, the Company designed and manufactured its products to be marketed on a worldwide basis. In March 1998, the Company entered into a distribution agreement with a television marketing company headquartered in Mexico ("Distributor"), granting Distributor exclusive marketing rights for its IQoVOICE Organizer products within the country of Mexico, contingent upon Distributor's achieving certain minimum sales objectives. Distributor's primary method of marketing was via direct sales to end users through television advertising. Distributor, at its sole cost and expense, produced a thirty minute television program, known as an infomercial, featuring the IQoVOICE Organizer (the

"Infomercial"). This form of direct marketing was successful in Mexico until September 1998, at which time sales decreased significantly as a result of declining economic conditions in Mexico and their related impact on consumer purchases in that country. In September 1998, the Company entered into a license agreement with Distributor pursuant to which the Company was granted the worldwide right (excluding Mexico, Brazil and Chile) to license to unrelated third parties the right to broadcast the Infomercial, including the right to reproduce, edit, modify, add voice-overs, prepare derivative works and otherwise alter the Infomercial. In consideration of the license granted by Distributor, the Company agreed to pay royalties to Distributor based upon the Company's sales of its IQ?VOICE Organizer products to licensees of the Infomercial.

         Market for the VoiceLogic Technology. The Company's efforts to obtain licensing arrangements with manufacturers in product categories for the Technology have not been successful and have been discontinued. While the Company recorded $38,000 in other income in the September 1999 quarter from an arbitration relating to a license agreement, the Company had no other licensing revenue in the 1999 or 2000 fiscal years; licensing revenues were $53,000 in the 1998 fiscal year, all of which related to that license agreement. As the Company announced on March 20, 2001 that it intends to discontinue its operations, the Company has no present expectation of receiving future licensing revenues.

Competition Prior to Discontinuation of Operations

         The VoiceLogic Technology competed with other voice recognition technologies currently available and new and improved technology that was developed by the Company's competitors over the past several years. Among the companies that developed and marketed these technologies, several were larger and had stronger financial resources, name recognition, and marketing capabilities than the Company.

         The Company believes its IQoVOICE Organizer competed indirectly with electronic personal organizers and paper bound personal organizers, both of which developed markets of substantial size. The Organizer also competed with lower cost digital recorders and voice managers. The Company believes that its PC compatible product line also competed with pocket electronic devices designed to exchange data with a PC computer.

         The consumer electronics industry is highly competitive. Since commencement of the Bankruptcy Proceedings but prior to the Company's discontinuation of its operations, the Company effectively terminated its research and development activities, and eliminated engineering and development personnel in order to conserve cash resources. Such reduction diminished the Company's ability to keep pace with new technologies and developments, which impeded the Company's ability to compete. Furthermore, the Company's products competed with those of various companies which marketed consumer and business oriented electronics products. Many of these competitors were larger, had greater and stronger financial resources, name recognition, and reputation, and had more established channels of distribution and marketing capabilities than the Company. Because of its inability to overcome these factors and lack of sufficient capital, on March 20, 2001, the Company announced that it intends to discontinue operations.

Manufacturing Prior to Discontinuation of Operations

         Since May 1997, the Company manufactured its IQ Voice products at a new third party factory with headquarters in Hong Kong and manufacturing facilities in the Peoples Republic of China. Prior to the Company's discontinuation of operations, this factory manufactured all of the Company's products for both domestic and international customers. All goods purchased from this manufacturer were paid for in cash prior to shipment.

         Each of the Company's products typically utilized a sole source for certain critical components of such products including the microprocessor and certain chips. The Company had no agreement with such suppliers of these chips.

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

         In February 1996, the Company entered into a new agreement with the Inventor which effectively replaced the three prior licensing agreements, the result of which was that the Company acquired all right, title, interest, and any future improvements in and to the Technology, inclusive of an assignment of all intellectual property rights associated with the Technology. In consideration of this transfer, the Company agreed to pay $100,000 in two installments to the Inventor, $50,000 of which was paid upon execution of the agreement, and $50,000 of which was paid in July 1996. In addition, the Company granted to the Inventor an option to purchase 33,333 shares of the Company's common stock at an exercise price per share which was cumulatively $50,000 lower than the then current market value as a means of paying the balance of the purchase price for the rights. In addition, the agreement required payment of royalties by the Company to the Inventor equal to:
1) $0.50 per unit for each unit of any product sold by the Company which contains the Technology; 2) 5% of net proceeds from the sales of computer chips which contain the Technology; and 3) 15% of licensing revenues (excluding licensing revenues for computer chips) received by the Company as a result of licensing agreements relating to the Technology. The foregoing royalties were subject to a minimum of $60,000 per year payable quarterly. In May 1997, this agreement with the Inventor was assigned to Franklin under the terms of a Technology Transfer Agreement. Under the Technology Transfer Agreement the Company transferred to Franklin certain rights evidenced by patent and copyright, and assigned certain rights to the VoiceLogic Technology in exchange for a non-refundable royalty advance, with Franklin granting back to the Company a non-exclusive license to the Technology to utilize in Voice Organizer products with recording times in excess of four minutes in duration, as well as to use and/or sublicense the Technology in any other product category. With respect to the annual minimum royalty due the Inventor by Franklin, the Company was obligated to Franklin for the $60,000 per year less royalties due and payable to the Inventor by Franklin. The Company has been unable to make royalty payments to Franklin as required under the Technology Transfer Agreement. Franklin has amended the agreement with the Inventor to eliminate the annual minimum royalty commitment, but in consideration therefor the Company agreed to increase the royalty rate payable to the Inventor.

         The Company has a trademark registration in the United States on the mark IQ Voice.

         The Company has been granted a United States patent related to the functionality of the Company's Voice Organizer. No assurance can be made that the patent issued will provide significant proprietary protection or will not be circumvented or invalidated. Additionally, since issuance of a patent does not guarantee the right to practice the claimed invention, there can be no assurance that others will not obtain patents that the Company would need to license or design around in order to practice its patented technologies, or that licenses that might be required to practice these technologies due to patents of others would be available on reasonable terms. Further, there can be no assurance that any unpatented manufacture, use, or sale of the Company's Technology, processes, or products will not infringe on patents or proprietary rights of others. The Company also relies on trade secret laws for the protection of its intellectual property, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets.

         No assurance can be given that the Company's manufacture, use, or sale of its products will not result in challenges from other third parties claiming patents, copyrights or other rights to such products or parts thereof in the future. The Company has received notice from the holder of U.S. Patent 5,696,496 entitled "Portable Messaging and Scheduling Device with Homebase Station" stating that the holder had filed suit alleging infringement of that patent in December 1999 in United States District Court for the District of Massachusetts (Civil Action No. 99-CV-12468) against certain companies (not including the Company) and alleging that certain of the Company's Voice Organizer products may also infringe that patent. No assurance can be given with respect to that patent.

         Given the fact that the Company has assigned its rights in the Technology to Franklin, the Company has no continuing rights to control the disposition of the Technology. The Company is in default of the Technology Transfer Agreement under which it was licensed by Franklin to develop, manufacture, sell and distribute Voice Organizer products.

Employees

         Since August 1, 1999, the Company has not employed any persons. The Company entered into a contract with Franklin for Franklin to provide the Company with warehousing, distribution, financial and manufacturing management services. The executive officers of the Company are employees of Franklin and are not paid any amounts by the Company in connection with the services performed for the Company.

Research and Development Costs

         Upon commencement of the Bankruptcy Proceedings, the Company suspended development of new products. Subsequent to the Effective Date, the Company resumed limited development activities related to potential improvements to its IQ VOICE Organizer products and the VoiceLogic Technology. In August 1999, the Company curtailed all such development activities. Research and development expenses for the years ended December 31, 1999 and 2000 were $154,273 and $0, respectively.

Certain Transactions

         On August 1, 1999, the Company entered into a Fulfillment Services Agreement with Web-Ideals, LLC ("Ideals") pursuant to which Ideals provided the Company with order entry, order processing, technical support, distribution, inventory management and web hosting services. Mitchell B. Rubin, the Company's former President, is an executive officer of Ideals. This agreement was terminated in January 2001.

         In addition, the Company subleased to Ideals approximately 6,175 square feet of office space in Simi Valley, California. This sublease ends in April 2001.

Item 2.  Description of Property

         In August 1999, the Company's operations were relocated to Franklin's facility in Burlington, New Jersey. The Company has subleased its former facility in California through April 2001.

Item 3.  Legal Proceedings

         The Company has received notice from the holder of U.S. Patent 5,696,496 entitled "Portable Messaging and Scheduling Device with Homebase Station" stating that the holder had filed suit alleging infringement of that patent in December 1999 in United States District Court for the District of Massachusetts (Civil Action No. 99-CV-12468) against certain companies (not including the Company) and alleging that certain of the Company's Voice Organizer products may also infringe that patent. No assurance can be given with respect to that patent.

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

                                                    Bid Prices
                                                       High            Low
                                                       ----            ---
         Calendar 1999
         First Quarter                                  .04            .03
         Second Quarter                                 .18            .03
         Third Quarter                                  .07            .04
         Fourth Quarter                                 .06            .015

         Calendar 2000
         First Quarter                                  .80            .03
         Second Quarter                                 .36            .05
         Third Quarter                                  .09            .05
         Fourth Quarter                                 .06            .015

         At March 20, 2001, there were 90,245,360 shares of Common Stock outstanding, which were held by approximately 671 shareholders of record. Franklin owns 74,258,788 shares of the Common Stock.

         The Company has never paid any dividends to its common stock shareholders. On March 20, 2001, the Company announced that it intends to discontinue its operations and accordingly does not intend to pay or declare any future cash dividends or special payments of cash, stock or to make any other distributions.

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

         Since the commencement of the Bankruptcy Proceedings, but prior to the Company's discontinuation of operations, the Company's domestic business activities consisted primarily of sales of IQ.VOICE Organizer products directly to consumers through various direct marketing programs and to smaller retailers and wholesale accounts. In March 1998, the Company entered into a distribution agreement with a television marketing company headquartered in Mexico ("Distributor"). Distributor's primary method of marketing was via direct sales to end users through television advertising. Distributor, at its sole cost and expense, produced a thirty minute television program, known as an infomercial, featuring the IQ.VOICE Organizer (the "Infomercial"). In September 1998, the Company entered into a license agreement with Distributor pursuant to which the Company was granted the worldwide right (excluding Mexico, Brazil and Chile) to license to unrelated third parties the right to broadcast the Infomercial. In consideration of the license granted by Distributor, the Company agreed to pay royalties to Distributor based upon the Company's sales of its IQ.VOICE Organizer products to licensees of the Infomercial. For the year ended December 31, 1998, sales to the Distributor in Mexico totaled $659,000, exceeding 10% of the Company's total sales, of which $605,000 occurred after May 12, 1998, the Effective Date of the Plan. To date, the Company has entered into agreements with television marketing companies in Spain, France, Switzerland, Portugal and Belgium among others. In South American markets, test airings of the Infomercial were not successful, due, in part, to the highly unstable economic conditions in those markets.

         On May 14, 1999, the Company announced its intention to close its facility in Simi Valley, California. As of July 31, 1999, the Company relocated to, and entered into a contract with, Franklin Electronic Publishers, Inc. in Burlington, New Jersey for Franklin to provide the Company with warehousing, distribution, financial and manufacturing management services. As of March 31, 1999, the Company had recorded a reserve in the amount of $150,000 related to the costs associated with the closure of the California facility, inclusive of severance for employees, moving costs and other expenses. The Company expected this decision to result in cost savings with respect to managing the Company's operations. On March 20, 2001, the Company announced that it intends to discontinue its operations because of the lack of capital required to make necessary revisions and updates to its products for their continued commercial resale.

Results of Operations

         Sales for the year ended December 31, 2000 were approximately $389,000, a decrease of approximately $957,000, or approximately 71%, from sales of approximately $1,346,000 in the prior year. The decline in sales is attributable to lower sales in the United States and abroad of Voice Organizer products.

         Cost of Goods Sold decreased from approximately $812,000, or 60% of sales for the year ended December 31, 1999 to approximately $358,000, or approximately 92% of sales in the current year. Gross profits for the years ended December 31, 1999 and 2000 were approximately $534,000 (approximately 40%) and approximately $31,000 (approximately 8%), respectively. The decrease in gross profit margins is primarily the result of provisions of $115,000 for slow-moving and obsolete inventory.

         Total operating costs for the twelve months ended December 31, 2000 decreased by approximately $827,000 to approximately $392,000 compared with $1,219,000 in the prior year. In an effort to reduce its operating costs, the Company made significant staff reductions during the year. The reduction in expenses results from the termination of all of the Company's employees, the subleasing of the Company's warehouse and office facilities and the Company's contracting with Franklin for Franklin to provide the Company with warehousing, distribution, financial and manufacturing management services. The year-to-year reduction in operating expense also reflects the absence of research and development expense of $154,000 and relocation expenses of $150,000 in the current year.

         Other income (expense) was approximately ($34,000) for the twelve months ended December 31, 2000, primarily relating to interest expense. Other income (expense) was approximately ($101,000) for the twelve months ended December 31, 1999, primarily relating to a write-off of approximately $88,000 for certain capitalized patent costs and interest expense on the Company's loans payable to Franklin, partially offset by a gain of approximately $38,000 in the September quarter from the favorable settlement of an arbitration related to a licensing fee.

         The Company's net loss for the year ended December 31, 2000 decreased to approximately $395,000 from approximately $786,000 in the prior year as a result of lower expenses of $827,000 offset by reduced gross margin of $503,000.

         The following table summarizes the Company's historical results of operations as a percentage of sales for the calendar year ended December 31, 2000 and the calendar year ended December 31, 1999.

                                                  For the year ended       For the year ended
                                                   December 31, 2000       December 31, 1999
                                                   -----------------       -----------------
Net Sales                                                100.0%                   100.0%

Costs and expenses
         Cost of goods sold                               92.0%                    60.3%
         Marketing                                        19.5%                    13.9%
         General and administrative                       79.9%                    45.1%
         Research and development                          -                       11.5%
         Warehouse                                         1.3%                     9.0%
         Relocation expense                                -                       11.1%
                                                       -------                   ------
                 Total costs and expenses                192.8%                   150.8%

Operating loss                                           -92.8%                   -50.8%

Other expense                                             -8.7%                    -7.5%

Net income (Loss)                                       -101.5%                   -58.4%
                                                       =======                   ======

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

         At the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. The agreement carried an interest rate of 12% per annum on the average daily balance. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the agreement. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999; and 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of December 31, 2000, the principal balance due on this loan was $270,000.

         As discussed above, the Company was to have made a principal payment of $50,000 to Franklin on or before May 12, 1999. As the Company was unable make this payment, the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's December 31, 2000 balance sheet.

         As of December 31, 2000, amounts due Franklin included the loans discussed above of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,088, royalties of $152,175, accrued interest of $144,920 and net expenses paid by Franklin on the Company's behalf of approximately $369,747.

         As of December 31, 2000, the Company had an accumulated deficit of $1,768,000 and negative working capital of $1,694,000. The Company's ability to continue as a going concern was dependent, among other things, upon reaching a satisfactory level of profitability and generating sufficient cash flow to meet ongoing obligations. As of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. On March 20, 2001, the Company announced that it intends to discontinue operations because of the lack of capital required to make necessary revisions and updates to its products for their continued commercial resale.

Item 7. Financial Statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants                  18

         Statements of Operations for the years ended
         December 31, 1999 and 2000                                          19

         Balance Sheet at December 31, 2000                                  20

         Statements of Cash Flows for the years ended
         December 31, 1999 and 2000                                          21

         Statements of Stockholders' Equity (Deficit)
         for the years ended December 31, 1999 and 2000                      22

         Summary of Significant Accounting Policies                          23

         Notes to the Financial Statements                                   25

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Voice Powered Technology International, Inc.

         We have audited the accompanying balance sheets of Voice Powered Technology International, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations and has negative working capital. The Company has also been relying on and is delinquent in paying its parent company who has indicated that it may not be willing to continue to support the Company. These factors raise substantial doubt about its ability to continue as a going concern. There is no assurance that the Company will be able to realize its recorded assets and liquidate its liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of the capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale.


                                    RADIN, GLASS & CO., LLP
                                    Certified Public Accountants

New York, New York
March 14, 2001, except for Note 1 as to which the date is March 20, 2001.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                      (in thousands, except for share data)

                                                                      For the year ended
                                                           December 31, 2000       December 31, 1999
                                                           -----------------       -----------------
Net sales (Note 9)                                           $      389                $    1,346
                                                             ----------                ----------

Costs and expenses
         Cost of goods sold                                         358                       812
         Marketing                                                   76                       187
         General and administrative                                 311                       607
         Research and development                                  --                         154
         Warehouse                                                    5                       121
         Relocation expense                                        --                         150
                                                             ----------                ----------
                 Total costs and expenses                           750                     2,031
                                                             ----------                ----------

Operating loss                                                     (361)                     (685)

Other expense
         Interest Expense, net                                      (51)                      (50)
         Other                                                       17                       (51)
                                                             ----------                ----------

Net income (Loss)                                            $     (395)               $     (786)
                                                             ==========                ==========

Net Income (loss) per share                                  $     --                  $    (0.01)
                                                             ----------                ----------

Weighted average common shares outstanding                   90,245,360                90,245,360
                                                             ==========                ==========

   See accompanying summary of accounting policies and the notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                      (in thousands, except for share data)

                                                               December 31, 2000
                                                               -----------------
Assets
Current assets
       Cash                                                     $           11
       Receivables                                                           4
       Inventory (Note 4)                                                   48
                                                                ---------------
                 Total current assets                                       63
                                                                ===============

Property and equipment
       Equipment                                                           190
       Less accumulated depreciation                                       190
                                                                ---------------
Net property and equipment                                                   -
                                                                ---------------

Other assets                                                                16

                 Total assets                                   $           79
                                                                ===============

Liabilities and Stockholder's Equity
Current liabilities
       Loans payable (Note 6) - Franklin                        $          620
       Accounts payable                                                     12
       Accounts payable and accrued expenses - Franklin                  1,125
                                                                ---------------
                Total current liabilities                                1,757
                                                                ---------------

Stockholders' Equity (deficit)
Common stock, $.001 stated value - 100,000,000 shares
authorized; 90,245,360 shares issued and outstanding
                                                                            90
       Accumulated deficit                                              (1,768)
                                                                ===============
            Total stockholders' equity (deficit)                        (1,678)
                                                                ---------------

Total liabilities and stockholders' equity (deficit)            $           79
                                                                ===============

   See accompanying summary of accounting policies and the notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                              For the year ended
                                                                     December 31, 2000   December 31, 1999
                                                                     -----------------   -----------------
Increase (Decrease) in Cash and
Cash Equivalents Cash flows from operating activities:
        Net loss                                                          $   (395)          $   (786)
        Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
              Depreciation and amortization                                      2                177
              Write-off of patents and leaseholds                               --                 94
        Changes in operating assets and liabilities:
              (Increase) decrease in receivables                                31                159
              (Increase) decrease in inventory                                  83                183
              (Increase) decrease in prepaid expenses                           --                  7
              Decrease in other assets                                          --                  8
              Increase (decrease) in accounts payable                          177                301
              Increase (decrease) in accrued expenses                          (21)               (42)
              Increase (decrease) in deferred income                            --                (64)
              Loss on disposition of equipment                                  --                 13
                                                                          --------           --------
                   Net cash provided by (used in) operating activities        (123)                50

Cash flows from investing activities
        Capital expenditures                                                    --                 (5)
        Proceeds from sale of equipment                                         --                 18
                                                                          --------           --------
                   Net cash provided by financing activities                    --                 13

Net increase (decrease) in cash and cash equivalents                          (123)                63

Cash and cash equivalents at the beginning of the period                       134                 71
                                                                          --------           --------

Cash and cash equivalents at the end of the period                        $     11           $    134
                                                                          ========           ========

   See accompanying summary of accounting policies and the notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the years ended December 31, 1999 and 2000
                      (in thousands, except for share data)

                                   Preferred Stock                Common Stock            Additional                  Stockholders'
                                   ---------------                ------------              Paid In      Accumulated      Equity
                                Shares         Amount        Shares           Amount        Capital        Deficit       (Deficit)
                                ------         ------        ------           ------        -------        -------       ---------
Balance December 31, 1998            0              0      90,245,360            $90               0       $   (587)         $(497)
Net loss                                                                                                       (786)         (786)

                               -------         ------      ----------          -----         -------        -------       -------
Balance December 31, 1999            0              0      90,245,360            $90               0         (1,373)       (1,283)

Net loss                                                                                                       (395)         (395)
                               -------                     ----------          -----         -------        -------       -------
Balance December 31, 2000            0              0      90,245,360            $90               0        $(1,768)      $(1,678)
                               =======         ======      ==========          =====         =======        =======       =======

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reorganization and Basis of Presentation

         On September 22, 1997, the Company filed a petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. From September 1997 through May 12, 1998, the Company operated as a "Debtor-In-Possession" under such code. As of May 12, 1998, in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh-start reporting" and has reflected the effects of such adoption in the financial statements as of May 12, 1998. There was no change to the carrying value of the assets or liabilities as a result of the adoption of fresh start reporting; however, the balance of the deficit was offset against paid in capital, to the extent available.

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

Loss Per Share

         Loss per share is based on the weighted average number of common shares outstanding during each period presented. There were no outstanding stock options or warrants for the year ended December 31, 2000.

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

       On March 20, 2001, the Company announced that is was discontinuing operations because of lack of capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale.

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

4. Inventories

    Inventories consisted of the following:
         (in thousands)

                                                     December 31, 2000
                                                     -----------------
                                            Gross          Reserve         Net
                                            -----          -------         ---
         Finished goods                      $114           $(66)          $48
         Parts and collateral materials        61            (61)            -
                                           -------------------------------------
         Total Inventory                     $175          $(127)          $48
                                           -------------------------------------

5.  Loans Payable

         As of September 22, 1997, in conjunction with the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. The agreement carried an interest rate of 12% per annum on the average daily balance. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the agreement. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of December 31, 2000, the principal balance due on this loan was $270,000.

         In accordance with the Plan, on the Effective Date the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses of the Bankruptcy Proceedings. The Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis, with principal all due and payable in a lump sum payment five years from the Effective Date which is May 12, 2003. As discussed above, the Company was to have made a principal payment of $50,000 to Franklin on or before May 12, 1999. As the Company was unable to make this payment, the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's December 31, 2000 balance sheet.

6.  Commitments

         (a) As of December 31, 2000, the Company has one operating lease that requires future minimum rental payments until April 14, 2001 of $17,062.

         The operating lease pertains to a lease for the Company's prior office facilities which are currently subleased at cost. The lease expires April 14, 2001. Franklin has provided a limited guaranty of the Company's performance under this lease. Net rent expense was $0 and $33,980 for the years ended December 31, 2000 and 1999, respectively.

         (b) In February 1996, the Company entered into an agreement with a related party ("the Inventor"), inventor of an integral part of the voice recognition technology used by the Company, which resulted in the Company's obtaining unrestricted exclusive world wide ownership rights to the technology subject to ongoing royalties for a total cost of $100,000 in cash and stock options which were cumulatively $50,000 lower than market value. The royalties were subject to a minimum of $60,000 per year, payable quarterly. In May 1997, this agreement with the Inventor was assigned to Franklin (Note 3). However, with respect to the annual minimum royalty due to the Inventor by Franklin, the Company remained obligated to Franklin for the $60,000 per year. Royalty expense incurred in 1999 amounted to $60,000. In 2000, this agreement with the Inventor was amended to eliminate the annual minimum royalty commitment, but in consideration thereof the Company agreed to increase the royalty rate payable to the Inventor.

7.  Capital Stock

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

8.  Major Customers and International Sales

         For the year ended December 31, 1999, the Company had sales to two international customers of $257,000 and $244,000, representing 19% and 18% of the Company's sales for this period, respectively. For the year ended December 31, 2000, the Company had sales to three international customers of $103,000, $61,000 and $59,000 representing 26%, 16% and 15% of the Company's sales for this period, respectively.

         For the year ended December 31, 1999, the Company's international sales totaled $739,000 or 53% of total sales. For the year ended December 31, 2000, the Company's international sales totaled $223,000 or 57% of total sales. Inasmuch as all international sales are in US dollars, the Company does not incur any gains or losses on foreign currency fluctuations. Further, the Company does not maintain any material inventory or other assets in foreign countries and requires payment at the time of sale on the majority of export sales. Accordingly, there are no material identifiable assets attributable to international sales activities.

9.  Supplemental Cash Flow Information

         For the years ended December 31, 1999 and 2000, interest expense due Franklin totaling $49,600 and $49,600, respectively, was accrued and unpaid.



10.  Income Taxes

         Unused net operating losses of approximately $27,000,000 are available as of December 31, 2000 to offset future years' federal taxable income, and expire through 2012. Unused California net operating losses of approximately $12,000,000 are available as of December 31, 2000 to offset future years' California taxable income and expire through 2002. Under federal tax law IRC
Section 382, certain significant changes in ownership of the Company may restrict future utilization of these carry-forwards. However, pursuant to Internal Revenue Code Section 382(1)(5), which relates to net operating losses of companies in bankruptcy, the acquisition by Franklin (Notes 2 and 3) is not treated as a change of ownership. In the event the loss carry-forwards are fully utilizable, the Company has a deferred tax asset of approximately $10,000,000 as of December 31, 2000. In addition, the Company has research and development tax credits of approximately $250,000 and $123,000 for Federal and California tax purposes respectively. They will begin to expire in 2007. The Company has a valuation allowance equal to, and which offsets, the net deferred tax asset as the Company cannot conclude that it is more likely than not the net deferred tax asset will be realized.

11.  Related Party Transactions

         During 1999, the Company incurred royalty expense due Franklin in the amount of $60,000 and accrued interest due Franklin of $50,287. During 2000, the Company incurred royalty expense due Franklin in the amount of $17,175 and accrued interest due Franklin of $49,600. As of December 31, 2000, amounts due Franklin included loans of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,088, royalties of $152,175, accrued interest of $144,920 and net expenses paid by Franklin on the Company's behalf of approximately $369,747.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth certain information regarding the Company's directors and executive officers.

                                                                         Year
                                                                       Became a
Name                      Principal Occupation               Age       Director
----                      ----------------------             ---       --------
Barry J. Lipsky           President and Chief Operating      50         1998
                          Officer of Franklin

Gregory J. Winsky         Executive Vice President           51         1998
                          of Franklin

Arnold D. Levitt          Senior Vice President and Chief    63         2000
                          Financial Officer of Franklin

Edward H. Cohen           Partner, Rosenman & Colin LLP      62         2000

         No family relationship exists between any director and executive officer of the Company.

         Mr. Lipsky is, and for the past five years has been, an executive officer of Franklin, a designer and developer of handheld electronic information products. Since 1999, he has been President and Chief Operating Officer of Franklin. Mr. Lipsky is the Vice President and Secretary of the Company.

         Mr. Winsky is, and for more than the past five years has been, an executive officer and general counsel of Franklin. Mr. Winsky is the Chairman and Chief Executive Officer of the Company.

         Mr. Levitt has been the Chief Financial Officer of Franklin since May 1999. Mr. Levitt has been engaged in consulting as a chief financial officer or senior business adviser for companies in a variety of industries since 1996. Prior to these consulting arrangements, Mr. Levitt was Executive Vice President and Chief Operating Officer of Wico Gaming Supply Corp. Mr. Levitt has owned or was employed as a chief financial officer of a number of companies and also worked in public accounting.

         Mr. Cohen is, and for more than the past five years has been, a partner in the New York City law firm of Rosenman & Colin LLP. Mr. Cohen is a director of Franklin, Phillips-Van Heusen Corporation, a manufacturer and marketer of apparel and footwear, Levcor International, Inc., a converter of textiles for sale to domestic apparel manufacturers, and Merrimac Industries, Inc., a manufacturer of passive R.F. and microwave components for industry, government and science.

Item 10.  Executive Compensation

         Gregory J. Winsky, the Company's Chief Executive Officer since September 1998, has never received any compensation from the Company or any of its subsidiaries. Mr. Winsky was not employed by the Company prior to May 1998. No employee had compensation of more than $100,000 during the last fiscal year.

         No bonuses, other annual compensation, stock appreciation rights, long-term compensation awards, long-term incentive plan payouts or other compensation (as defined in the proxy regulations of the Securities and Exchange Commission) were awarded to, earned by, or paid to the Chief Executive Officer during any of the Company's last two fiscal years.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the ownership of the Company's common stock as of March 20, 2001 by the only person known by the Company to be the beneficial owner of more than five percent of the Company's common stock. None of the directors or executive officers of the Company owns any shares of the Company's common stock. Franklin has sole voting and investment power with respect to the shares listed as beneficially owned by it.

                                                                          Amount
              Name and Address of                                      Beneficially          Percent of
                Beneficial Owner                                           Owned                Class
         ---------------------------                                   -------------         -----------
         Franklin Electronic Publishers, Incorporated ................  74,258,788              82.3%
                  One Franklin Plaza
                  Burlington, New Jersey 08016

         Based upon a review of the filings furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 and on representations from its executive officers and directors and Franklin, all filing requirements of Section 16(a) of said Act were complied with in a timely manner during 1999.

Item 12.  Certain Relationships and Related Transactions

         The Company has engaged in various transactions with Franklin. Such transactions are more fully described elsewhere in this Form 10-KSB.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits: See Exhibit Index

(b) Reports on Form 8-K. On December 13, 2000, the Company filed a report on Form 8-K.

                                  EXHIBIT INDEX

Exhibit Number            Description
--------------            -----------
*3(a)                     Articles of Incorporation, as amended
3(aa)                     Certificate of Amendment of Articles of Incorporation dated May 12, 1998
*3(b)                     Bylaws, as amended
*4(c)                     Specimen of Common Stock Certificate of Registrant
*10(h)                    Leases for Canoga Park, California
*10(hh)                   Additional Leases for Canoga Park, California
**10(hhh)                 Additional Leases for Canoga Park and Chatsworth, California
***10(hhhh)               Lease for Executive Offices, Sherman Oaks, California

Exhibit Number            Description
--------------            -----------
(1)10.6                   Letter of Intent from Franklin Electronic Publishers, Inc.
(1)10.6.1                 Security Agreement with Franklin Electronic Publishers, Inc.
(1)@10.6.2                Purchase and Loan Agreement with Franklin Electronic Publishers, Inc.
(1)@10.6.3                Technology Transfer Agreement with Franklin Electronic Publishers, Inc.
10.6.4                    Revised Loan and Security Agreement with Franklin Electronic Publishers, Inc. dated
                          September 22, 1997
10.6.5                    Letter Agreement of October 7, 1997 Regarding Post Petition Financing Agreement and Loan
                          and Security Agreement
10.6.6                    Amendment to Loan and Security Agreement with Franklin Electronic Publishers, Inc. dated
                          September 22, 1997
(1)10.7                   Lease for Executive Offices, Tarzana, California
(2)10.7.1                 Amendment Number One Lease for Executive Officers, Tarzana, California
(2)10.7.2                 Amendment Number Two to Lease for Executive Officers, Tarzana, California
(2)10.8                   Disclosure Statement and Plan of Reorganization for Voice Powered Technology
                          International, Inc. dated as of January 21, 1998
(2)10.8.1                 Order confirming Amended Disclosure Statement and Plan of Reorganization for Voice Powered
                          Technology International, Inc. dated as of April 29, 1998
(4)10.9.1                 Promissory Note dated May 12, 1998 executed by Voice Powered Technology International,
                          Inc. in favor of Franklin Electronic Publishers, Inc.
(4)10.9.2                 Promissory Note dated May 12, 1998 executed by Voice Powered Technology International,
                          Inc. in favor of Franklin Electronic Publishers, Inc.
(4)10.10.1                Management Services Agreement dated July 31, 1999 between Voice Powered Technology
                          International, Inc. and Franklin Electronic Publishers, Inc.
(4)10.10.2                Amendment to Management Services Agreement dated March 15, 2000 between Voice Powered
                          Technology International, Inc. and Franklin Electronic Publishers, Inc.
(3)16                     Letter, dated September 8, 1998, from BDO Seidman LLP to SEC re Form 8-K Statements
21                        Subsidiaries:  None
(1)23                     Consent of BDO Seidman LLP
(3)99                     Voice Powered Technology International, Inc. Press Release, dated September 11, 1998

------------------------------------
* Previously filed with, and incorporated herein by reference from, Registrant's Registration Statement on Form SB-2, File No. 33-50506, Effective October 20, 1993.

** Previously filed with, and incorporated herein by reference from, Registrant's Form 10-KSB for the year ended December 31, 1993.

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

(3) Previously filed with, and incorporated herein by reference from Registrant's Form 8-K filed on September 11, 1998.

(4) Previously filed with, and incorporated herein by reference from Registrant's Form 10-KSB for the year ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE POWERED TECHNOLOGY INTERNATIONAL,
 INC.


By /s/ Gregory J. Winsky                                          March 29, 2001
  ---------------------------------
  Gregory J. Winsky
  Chairman of the Board;
  Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gregory J. Winsky                   Chairman of the Board;    March 29, 2001
------------------------------------    Chief Executive Officer;
Gregory J. Winsky                       Director


/s/ Barry J. Lipsky                     Vice President;           March 29, 2001
------------------------------------    Secretary; Director
Barry J. Lipsky


/s/ Arnold D. Levitt                    Director                  March 29, 2001
-----------------------------------
Arnold D. Levitt


/s/ Edward H. Cohen                     Director                  March 29, 2001
-----------------------------------
Edward H. Cohen