Form 10QSB
period 2001-03-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2001-05-15
CIK 890447

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       OR

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

                               One Franklin Plaza
                          Burlington, New Jersey 08016
                    (Address of Principal Executive Offices)

Registrant's telephone number:                                  (609) 386-2500

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

 As of March 31, 2001 there were 90,245,360 shares of Voice Powered Technology
         International, Inc. Common Stock $.001 par value outstanding.

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                      PAGE NUMBER
                                                                     -----------

     Item 1. Financial Statements -- unaudited

             Balance Sheet as of March 31, 2001                                3

             Statements of Operations for the three months
             ended March 31, 2001 and 2000                                     4

             Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000                                     5

             Notes to Financial Statements                                     6

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations                  7

PART II -- OTHER INFORMATION                                                   9

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                        (in thousands, except share data)
                                   (unaudited)

                                                                         March 31,
                                                                            2001
                                                                         ---------
                                     ASSETS
CURRENT ASSETS:
      Cash                                                                $    51
      Accounts receivable                                                      35
                                                                          -------
      TOTAL CURRENT ASSETS                                                     86
                                                                          -------

PROPERTY AND EQUIPMENT
      Equipment                                                               190
      Less accumulated depreciation                                          (190)
                                                                          -------
                                                                               --
                                                                          -------

OTHER ASSETS                                                                   31
                                                                          -------

TOTAL ASSETS                                                              $   117
                                                                          =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Loans Payable - Franklin                                            $   620
      Accounts payable and accrued expenses - Franklin                      1,218
      Accounts payable and accrued expenses - other                            56
                                                                          -------
      TOTAL CURRENT LIABILITIES                                             1,894
                                                                          -------

SHAREHOLDERS' EQUITY:
      Common stock, $.001 stated value - 100,000,000 shares authorized;
           90,245,360 issued and outstanding                                   90
      Accumulated deficit                                                  (1,867)
                                                                          -------
      TOTAL SHAREHOLDERS' EQUITY                                           (1,777)
                                                                          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   117
                                                                          =======

                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                  March 31, 2001  March 31, 2000
                                                  --------------  --------------
Net sales                                            $     20        $    174

Costs and expenses
      Costs of goods sold                                   9             101
      Marketing                                            --              25
      General and administrative                          110              96
      Research and development                             --              --
      Warehouse                                            --               5
                                                     --------        --------
                      Total costs and expenses            119             227

Operating loss                                            (99)            (53)

Other income (expense):
      Interest expense                                    (11)            (13)
      Other                                                11              17
                                                     --------        --------
Net income (loss)                                    $    (99)       $    (49)
                                                     ========        ========

Net Income (loss) per share:                         $     --        $     --
                                                     ========        ========

Weighted average common shares outstanding             90,245          90,245
                                                     ========        ========

                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Three Months    Three Months
                                                                               Ended           Ended
                                                                           March 31, 2001  March 31, 2000
                                                                           --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                       $ (99)          $ (49)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Gain on sale of assets                                                        (11)              2
   Source (use) of cash from change in operating assets and liabilities:
     Accounts receivable                                                           4             (28)
     Inventories                                                                   9              11
     Accounts payable and accrued expenses                                       137              38
                                                                               -----           -----
   NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                           40             (26)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  40             (26)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  11             134
                                                                               -----           -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  51           $ 108
                                                                               =====           =====

                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - As part of a Plan of Reorganization ("Plan"), on or about May 12, 1998, the following occurred: 1) the Company received a loan of $350,000 from Franklin Electronic Publishers, Inc. ("Franklin") (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses; 2) the 500,000 shares of outstanding convertible preferred stock of the Company owned by Franklin was converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company, in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. As of May 12, 1998 (the "Effective Date"), the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 and subsequently borrowed an additional $20,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of March 31, 2001, the principal balance due on this loan was $270,000. The Company was unable to meet its obligation with respect to the $50,000 principal payment due May 12, 1999 however no default has been declared with respect to this obligation.

NOTE 3 - In July 1999, the Company closed its facility in Simi Valley, California. As of July 31, 1999, the Company relocated to, and entered into a contract with Franklin in Burlington, New Jersey for its warehousing, distribution, financial and manufacturing management operations.

NOTE 4 - On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of the capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale.

Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The terms of this asset sale agreement call for the payment of $35,000 currently and the payment of the remaining $40,000 in four equal annual installments beginning on December 31, 2002. The current portion of the receivable was recorded in accounts receivable and the future portion in other assets net of an allowance for uncollectablity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the word "should" are forward looking statements that involve risks to and uncertainties in the Company's business, including, among other things, the timely availability and acceptance of new electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, the Company's dependence on third party component suppliers and manufacturers, including those that provide Company -specific parts, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission
--------------------------------------------------------------------------------

                                  RISK FACTORS

On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of the capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale.

      The Company is indebted to Franklin Electronic Publishers, Inc. (Franklin) in the amount of $1,838,000. The Company may not have sufficient working capital to meets its financial obligations through December 31, 2001. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, there could be a material adverse effect on the Company's business, results of operations and financial condition.

      See the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 for additional Risk Factors.

Results of Operations

Three months ended March 31, 2001:

      Sales for the quarter ended March 31, 2001 were $20,000, a decrease of $154,000, or 89% from sales of $174,000 in the prior year. The decline in sales is attributable to lower sales of Voice Organizer products in both domestic and international markets.

      Gross profit for the three months ended March 31, 2001, was $11,000 or 55% of sales. Gross profit for the three months ended March 31, 2000 was $73,000 or 42% of sales.

      Total operating costs for the quarter ended March 31, 2001 decreased by $16,000 to $110,000 compared with $126,000 in the prior year.

      The Company had no research and development expenses for the quarters ending March 31, 2000 and March 31, 2001 as the Company has suspended development of new and existing products.

      For the quarters ended March 31, 2001 and 2000, interest expense consisted of interest on the Company's loans payable to Franklin.

Liquidity

      On September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code.

      At the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. As of the Effective Date, the Company renegotiated the terms of the Loan and Security Agreement with Franklin. Under the terms of the renegotiated agreement (the "Revolving Loan"), interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999; and 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of March 31, 2001, the principal balance due on this loan was $620,000.

      The Company was unable make the $50,000 payment due on May 12, 1999, and thus the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's March 31, 2001 balance sheet.

      As of March 31, 2001, amounts due Franklin included the outstanding balance under the Revolving Loan of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,000, royalties of $150,000, accrued interest of $157,000 and net expenses paid by Franklin on the Company's behalf of approximately $454,000.

      As of March 31, 2001, the Company had an accumulated deficit of $1,867,000 and negative working capital of $1,808,000. No assurance can be given that the Company will be able to obtain sufficient working capital to meet its financial obligations. As of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. Franklin has not expressed an intention to provide any future financial support to the Company.

      On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of the capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale.

      Effective March 31, 2001the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The terms of this asset sale agreement call for the payment of $35,000 currently and the payment of the remaining $40,000 over four annual installments beginning on December 31, 2002. The current portion of the receivable was recorded in accounts receivable and the deferred portion in other assets net of an allowance for uncollectablity

Part II. OTHER INFORMATION

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

                                    VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


Date:  May 15, 2001                     By: /s/ Gregory J. Winsky
                                            ------------------------------------
                                            Gregory J. Winsky, President,
                                            and Chief Executive Officer


Date:  May 15, 2001                     By: /s/ Arnold D. Levitt
                                            ------------------------------------
                                            Arnold D. Levitt
                                            Chief Financial Officer