Form 10QSB
period 2001-06-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2001-08-13
CIK 890447

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

                       For the quarter ended June 30, 2001

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

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __X__ No ____

  As of June 30, 2001 there were 90,245,360 shares of Voice Powered Technology
         International, Inc. Common Stock $.001 par value outstanding.

       Transitional Small Business Disclosure Format (check one) Yes    No X
                                                                    ---   ----

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION                                 PAGE NUMBER
                                                                -----------


  Item 1. Financial Statements -- unaudited

          Balance Sheet as of June 30, 2001                           3

          Statements of Operations for the three months
          ended June 30, 2001 and 2000                                4

          Statements of Operations for the six months
          ended June 30, 2001 and 2000                                4

          Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000                                5

          Notes to Financial Statements                               6

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations            7



PART II -- OTHER INFORMATION                                          9

                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)


                                                                       June 30, 2001
                                                                       -------------
                                          ASSETS
CURRENT ASSETS:
      Cash                                                                $    16
      Accounts receivable                                                      37
                                                                          -------
      TOTAL CURRENT ASSETS                                                     53
                                                                          -------

PROPERTY AND EQUIPMENT
      Equipment                                                               190
      Less accumulated depreciation                                          (190)
                                                                          -------
                                                                             --
                                                                          -------

OTHER ASSETS                                                                   31
                                                                          -------


TOTAL ASSETS                                                              $    84
                                                                          =======


                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Loans Payable - Franklin                                            $   620
      Accounts payable and accrued expenses - Franklin                      1,222
      Accounts payable and accrued expenses - other                            34
                                                                          -------
      TOTAL CURRENT LIABILITIES                                             1,876
                                                                          -------

SHAREHOLDERS' EQUITY:
      Common stock, $.001 stated value - 100,000,000 shares authorized;
           90,245,360 issued and outstanding                                   90
      Accumulated deficit                                                  (1,882)
                                                                          -------
      TOTAL SHAREHOLDERS' EQUITY                                           (1,792)
                                                                          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $    84
                                                                          =======

                See accompanying notes to financial statements

                 VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS
                                (in thousands)
                                  (unaudited)

                                                                             Three Months               Three Months
                                                                                Ended                      Ended
                                                                            June 30, 2001               June 30, 2000
                                                                            -------------               -------------
Net sales                                                                       $   --                     $     64

Costs and expenses
     Costs of goods sold                                                            --                           39
     Marketing                                                                      --                           19
     General and administrative                                                        2                         97
                                                                                --------                   --------
                             Total costs and expenses                                  2                        155

Operating loss                                                                        (2)                       (91)

Other income (expense):
     Interest expense                                                                (13)                       (13)
     Other                                                                          --                         --
                                                                                --------                   --------
Net income (loss)                                                               $    (15)                  $   (104)
                                                                                ========                   ========


Net Income (loss) per share:                                                    $   --                     $   --
                                                                                ========                   ========

Weighted average common shares outstanding                                        90,245                     90,245
                                                                                ========                   ========


                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                               Six Months               Six Months
                                                                                  Ended                   Ended
                                                                              June 30, 2001           June 30, 2000
                                                                              -------------           -------------
Net sales                                                                         $     20               $    238

Costs and expenses
       Costs of goods sold                                                               9                    140
       Marketing                                                                      --                       45
       General and administrative                                                      111                    193
       Warehouse                                                                      --                        5
                                                                                  --------               --------
                               Total costs and expenses                                120                    383

Operating loss                                                                        (100)                  (145)

Other income (expense):
       Interest expense                                                                (25)                   (25)
       Other                                                                            11                     17
                                                                                  --------               --------
Net income (loss)                                                                 $   (114)              $   (153)
                                                                                  ========               ========


Net Income (loss) per share:                                                      $   --                 $   --
                                                                                  ========               ========

Weighted average common shares outstanding                                          90,245                 90,245
                                                                                  ========               ========

                See accompanying notes to financial statements

                     VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                               STATEMENT OF CASH FLOWS
                                    (in thousands)
                                   (unaudited)

                                                                                 Six Months            Six Months
                                                                                   Ended                  Ended
                                                                               June 30, 2001         June 30, 2000
                                                                               -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                               $(114)                 $(153)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Gain on sale of assets                                                                (11)                     2
   Source (use) of cash from change in operating assets and liabilities:
     Accounts receivable                                                                   2                     13
     Inventories                                                                           9                    (51)
     Prepaids and other assets                                                          --                        1
     Accounts payable and accrued expenses                                               119                    179
     Deferred income
     Loss on disposition of equipment
                                                                                       -----                  -----
   NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    5                     (9)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5                     (9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          11                    134
                                                                                       -----                  -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  16                  $ 125
                                                                                       =====                  =====


                See accompanying notes to financial statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 -- The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The terms of this asset sale agreement call for the payment of $35,000 currently and the payment of the remaining $40,000 over four annual installments beginning on December 31, 2002. The current portion of the receivable was recorded in accounts receivable and the balance in other assets net of an allowance for uncollectablity.

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

   The Company is indebted to Franklin Electronic Publishers, Inc. (Franklin) in the amount of $1,842,000. The Company may not have sufficient working capital to meets its financial obligations through December 31, 2001. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, there could be a material adverse effect on the Company's business, results of operations and financial condition.

  See the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 for additional Risk Factors.

Results of Operations
----------------------

Three months ended June 30, 2001:

     The Company had no sales or gross margin in the quarter ended June 30, 2001. In the same quarter last year the Company had sales of $64,000 and gross margin of $25,000, or 39%.

     Total operating costs for the quarter ended June 30, 2001 decreased by $114,000 to $2,000 compared with $116,000 in the prior year.

     The Company had no research and development expenses for the quarters ending June 30, 2001 and June 30, 2000 as the Company has suspended development of new and existing products.

     For the quarters ended June 30, 2001 and 2000, interest expense consisted of interest on the Company's loans payable to Franklin.

Six months ended June 30, 2001:

     Sales for the six months ended June 30, 2001 were $20,000, a decrease of $218,000, or 92% from sales of $238,000 in the prior year.

     Gross profit for the six months ended June 30, 2001, was $11,000 or 55% of sales. Gross profit for the six months ended June 30, 2000 was $98,000 or 41% of sales.

     Total operating costs for the six months ended June 30, 2001 decreased by $132,000 to $111,000 compared with $243,000 in the prior year.

     The Company had no research and development expenses for the quarters ending June 30, 2000 and 2001 as the Company has suspended development of new and existing products.

     For the six months ended June 30, 2001 and 2000, interest expense consisted of interest on the Company's loans payable to Franklin.


Liquidity
---------

     On September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code.

     At the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. As of the Effective Date, the Company renegotiated the terms of the Loan and Security Agreement with Franklin. Under the terms of the renegotiated agreement (the "Revolving Loan"), interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments;
1) $50,000 on or before May 12, 1999; and 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of June 30, 2001, the principal balance due on this loan was $620,000.

     The Company was unable make the $50,000 payment due on May 12, 1999, and thus the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's June 30, 2001 balance sheet.

     As of June 30, 2001, amounts due Franklin included the loans discussed above of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,000, royalties of $150,000, accrued interest of $170,000 and net expenses paid by Franklin on the Company's behalf of approximately $445,000.

     As of June 30, 2001, the Company had an accumulated deficit of $1,882,000 and negative working capital of $1,823,000. No assurance can be given that the Company will be able obtain sufficient working capital to meet its financial obligations. Further, as of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. Franklin has not expressed an intention to provide any future financial support to the Company.

     On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of the capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale.

     Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The terms of thisasset sale agreement call for the payment of $35,000 currently and the payment of the remaining $40,000 over four annual installments beginning on December 31, 2002. The current portion of the receivable was recorded in accounts receivable and the deferred portion in other assets net of an allowance for uncollectablity.



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


       VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.



Date:  August 14, 2001                    By:  /s/ Gregory J. Winsky
                                               -----------------------------
                                               Gregory J. Winsky, President,
                                               and Chief Executive Officer



Date:  August 14, 2001                    By:  /s/ Arnold D. Levitt
                                               -----------------------------
                                               Arnold D. Levitt
                                               Chief Financial Officer