Form 10QSB
period 2001-09-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2001-11-14
CIK 890447

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

                    For the quarter ended September 30, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 1-11476
                                               -------

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

            California                                     95-3977501
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                    Identification Number )

         One Franklin Plaza                                   08016
        Burlington, New Jersey                              (Zip Code)
(Address of principal executive office)

     Registrant's telephone number, including area code:   (609) 386-2500

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of September 30, 2001 there were 90,245,360 shares of Voice Powered
             Technology International, Inc. Common Stock $.001 par
                               value outstanding.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                      PAGE NUMBER
                                                                    -----------

     Item 1.      Financial Statements -- unaudited

                  Balance Sheet as of September 30, 2001                      3

                  Statements of Operations for the three months
                  ended September 30, 2001 and 2000                           4

                  Statements of Operations for the nine months
                  ended September 30, 2001 and 2000                           5

                  Statements of Cash Flows for the nine months
                  ended September 30, 2001 and 2000                           6

                  Notes to Financial Statements                               7

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations            8

PART II - OTHER INFORMATION                                                  10


                       VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                      BALANCE SHEET
                            (in thousands, except share data)
                                       (unaudited)


                                                                         Sept. 30, 2001
                                                                         --------------
                                          ASSETS
                                          ------
CURRENT ASSETS:
      Cash                                                                     $     14
      Accounts receivable                                                            38
                                                                               --------
      TOTAL CURRENT ASSETS                                                           52
                                                                               --------

PROPERTY AND EQUIPMENT
      Equipment                                                                     190
      Less accumulated depreciation                                                (190)
                                                                               --------
                                                                                      -
                                                                               --------

OTHER ASSETS                                                                         31
                                                                               --------

TOTAL ASSETS                                                                   $     83
                                                                               ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES:
      Loans Payable - Franklin                                                 $    620
      Accounts payable and accrued expenses - Franklin                            1,277
      Accounts payable and accrued expenses - other                                   8
                                                                               --------
      TOTAL CURRENT LIABILITIES                                                   1,905
                                                                               --------
SHAREHOLDERS' EQUITY:
      Common stock, $.001 stated value - 100,000,000 shares authorized;
           90,245,360 issued and outstanding                                         90
      Accumulated deficit                                                        (1,912)
                                                                               --------
      TOTAL SHAREHOLDERS' EQUITY                                                 (1,822)
                                                                               --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $     83
                                                                               ========

                See accompanying notes to financial statements.


                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                Three Months   Three Months
                                                                   Ended           Ended
                                                              Sept. 30, 2001  Sept. 30, 2000
                                                              --------------  --------------
Net sales                                                       $         -    $        86

Costs and expenses
     Costs of goods sold                                                  -            117
     Marketing                                                            1             19
     General and administrative                                          18             60
                                                                -----------    -----------
                             Total costs and expenses                    19            196

Operating loss                                                          (19)          (110)

Other income (expense):
     Interest expense                                                   (11)           (13)
     Other                                                                -              -
                                                                -----------    -----------
Net Loss                                                        $       (30)   $      (123)
                                                                ===========    ===========

Net Loss per share:                                             $         -    $         -
                                                                ===========    ===========

Weighted average common shares outstanding                           90,245         90,245
                                                                ===========    ===========

                See accompanying notes to financial statements.


                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                          Nine Months     Nine Months
                                                             Ended          Ended
                                                        Sept. 30, 2001  Sept. 30, 2000
                                                        --------------  -------------
Net sales                                                  $        20    $       324

Costs and expenses
     Costs of goods sold                                             9            256
     Marketing                                                       1             63
     General and administrative                                    129            254
     Warehouse                                                       -              5
                                                           -----------    -----------
                             Total costs and expenses              139            578

Operating loss                                                    (119)          (254)

Other income (expense):
     Interest expense                                              (36)           (38)
     Other                                                          11             17
                                                           -----------    -----------
Net Loss                                                   $      (144)   $      (275)
                                                           ===========    ===========

Net Loss per share:                                        $         -    $         -
                                                           ===========    ===========

Weighted average common shares outstanding                      90,245         90,245
                                                           ===========    ===========

                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Nine Months      Nine Months
                                                                                Ended           Ended
                                                                            Sept. 30, 2001  Sept. 30, 2000
                                                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                       $      (144)   $      (275)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                                        2
   Gain on sale of assets                                                              (11)
   Source (use) of cash from change in operating assets and liabilities:
     Accounts receivable                                                                 1              5
     Inventories                                                                         9              4
     Accounts payable and accrued expenses                                             148            190
                                                                               -----------    -----------
   NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  3            (74)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         3            (74)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        11            134
                                                                               -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $        14    $        60
                                                                               ===========    ===========

                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - As part of a Plan of Reorganization, on or about May 12, 1998, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses; 2) the 500,000 shares of outstanding convertible preferred stock of the Company was converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 and subsequently borrowed an additional $20,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments;
1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of September 30, 2001, the principal balance due on this loan was $270,000. The Company was unable to meet its obligation with respect to the $50,000 principal payment due May 12, 1999 however no default has been declared with respect to this obligation.

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

Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The terms of this asset sale agreement call for the payment of $35,000 currently and the payment of the remaining $40,000 over four annual installments beginning on December 31, 2002. The current portion of the receivable was recorded in accounts receivable and the balance in other assets net of an allowance for uncollectablity. The Company received $25,000 due under the agreement in October 2001.

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

         The Company is indebted to Franklin Electronic Publishers, Inc. (Franklin) in the amount of $1,897,000. The Company may not have sufficient working capital to meets its financial obligations through December 31, 2001. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, there could be a material adverse effect on the Company's business, results of operations and financial condition.

         See the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 for additional Risk Factors.

Results of Operations
---------------------

Three months ended September 30, 2001:

         The Company had no sales or gross margin in the quarter ended September 30, 2001. In the same quarter last year the Company had sales of $86,000 and gross margin loss of $31,000. The prior year net loss on sales of $31,000 was due to inventory valuation adjustments of approximately $73,000 recorded during the quarter. Excluding the effect of these adjustments, gross profit for the prior year quarter was $42,000 or 49% of sales.

         Total operating costs for the quarter ended September 30, 2001 decreased by $60,000 to $19,000 compared with $79,000 in the prior year.

         For the quarters ended September 30, 2001 and 2000, interest expense consisted of interest on the Company's loans payable to Franklin.

Nine months ended September 30, 2001:

         Sales for the nine months ended September 30, 2001 were $20,000, a decrease of $304,000, or 94% from sales of $324,000 in the prior year.

Gross profit for the nine months ended September 30, 2001, was $11,000 or 55% of sales. Gross profit for the nine months ended September 30, 2000 was $68,000 or 21% of sales. Excluding the effect of inventory valuation adjustments of approximately $73,000 recorded during the September 2000 quarter, gross profit for the nine-month period ended September 30, 2000 was $141,000 or 44% of sales.

         Total operating costs for the nine months ended September 30, 2001 decreased by $192,000 to $130,000 compared with $322,000 in the prior year.

         For the nine months ended September 30, 2001 and 2000, interest expense consisted of interest on the Company's loans payable to Franklin.

Liquidity
---------

         On September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code.

         At the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. As of the Effective Date, the Company renegotiated the terms of the Loan and Security Agreement with Franklin. Under the terms of the renegotiated agreement (the "Revolving Loan"), interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999; and 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of September 30, 2001, the principal balance due on this loan was $620,000.

         The Company was unable make the $50,000 payment due on May 12, 1999, and thus the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's September 30, 2001 balance sheet.

         As of September 30, 2001, amounts due Franklin included the loans discussed above of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,000, royalties of $150,000, accrued interest of $182,000 and net expenses paid by Franklin on the Company's behalf of approximately $488,000.

         As of September 30, 2001, the Company had an accumulated deficit of $1,912,000 and negative working capital of $1,853,000. No assurance can be given that the Company will be able obtain sufficient working capital to meet its financial obligations. Further, as of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. Franklin has not expressed an intention to provide any future financial support to the Company.

         On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of the capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale.

         Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The terms of thisasset sale agreement call for the payment of $35,000 currently and the payment of the remaining $40,000 over four annual installments beginning on December 31, 2002. The current portion of the receivable was recorded in accounts receivable and the deferred portion in other assets net of an allowance for uncollectablity. The Company received $25,000 due under the agreement in October 2001.


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

Item 4.  Submission Of Matters To A Vote Of Securities Holders

         The Annual Meeting of Shareholders of the Company was held on August 23, 2001. Reference is made to the Company's Proxy Statement furnished to shareholders in connection with the solicitation of proxies in connection with that Annual Meeting. Four directors were elected with Edward H. Cohen, Arnold D. Levitt, Barry J. Lipsky, and Gregory J. Winsky, each receiving 84,683,211 votes in favor and 175,646 votes abstaining. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company's 2002 fiscal year by vote of 84,764,741 in favor, and 31,476 abstentions.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.



Date:  November 14, 2001               By: /s/ GREGORY J. WINSKY
                                          -------------------------------------
                                          Gregory J. Winsky, President,
                                          and Chief Executive Officer



Date:  November 14, 2001               By: /s/ ARNOLD D. LEVITT
                                          -------------------------------------
                                          Arnold D. Levitt
                                          Chief Financial Officer