Form 10KSB
period 2001-12-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2002-03-29
CIK 890447

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


                   For the fiscal year ended December 31, 2001

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

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X .
                                    ---

       Voice Powered Technology International, Inc.'s revenues for the year ended December 31, 2000 were $19,998.

       As of March 25, 2002, there were 90,245,360 shares of Voice Powered Technology International, Inc. Common Stock, $.001 par value, outstanding. The aggregate market value of the issuer's Common Stock held by non-affiliates as of March 20, 2001, based on the closing price on that date, was approximately $32,000.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                 ---  ---


================================================================================

                                     PART I

--------------------------------------------------------------------------------
Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the word "should" are forward looking statements that involve risks to and uncertainties in the Company's business, including, among other things, the Company's announcement that it has discontinued its operations Effective March 31, 2001 and transferred the inventory of its Voice Organizer products and certain rights related to the sale of those products, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

--------------------------------------------------------------------------------

Item 1.  Description of Business

     On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of the capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale. Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The terms of this asset sale agreement call for the payment of $35,000 currently and the payment of the remaining $40,000 in four annual installments beginning on December 31, 2002. The current portion of the receivable was recorded in accounts receivable and the balance in other assets net of an allowance for uncollectablity. The Company received $25,000 due under agreement in October 2001. When it began active operations in January 1990, the Company focused on the development, marketing, and distribution of low-cost voice recognition and voice activated products on a worldwide basis, both directly and through licensing agreements. From January 1990 until July 1992, the Company operated as a development stage enterprise.

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

     In October 1993, the Company introduced its first voice-activated electronic personal organizer. This product was the first personal organizer to combine digital recording for data storage with voice recognition for easy input and retrieval. The IQoVOICE(TM) Organizer was the Company's most successful product. However, since the calendar quarter ended December 31, 1995, the Company has sustained significant operating losses. These losses were the result of multiple factors, including the unsuccessful introduction of new models of the Company's IQoVOICE Organizer, failed launches of new products, increased competition from lower priced digital recorders, and a general decline in domestic retail sales of hand-held electronics.

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

The Company has discontinued its operations.

       Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The terms of this asset sale agreement call for the payment of $35,000 currently and the payment of the remaining $40,000 in four annual installments beginning on December 31, 2002. The current portion of the receivable was recorded in accounts receivable and the balance in other assets net of an allowance for uncollectablity. The Company received $25,000 due under agreement in October 2001.

                                  RISK FACTORS

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

       The Company has received a notice from a third party which alleges that the Company's products infringe on the proprietary rights of such third party, but no legal proceedings have been commenced. There can be no assurance that proceedings claiming infringement by the Company with respect to its past, current or future activities will not be initiated by that third party or others. If such proceedings are initiated and the Company is unsuccessful in defending such proceedings, there could be a material adverse effect on the Company's business.

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

       Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The terms of this asset sale agreement call for the payment of $35,000 currently and the payment of the remaining $40,000 over four annual installments beginning on December 31, 2002. The current portion of the receivable was recorded in accounts receivable and the balance in other assets net of an allowance for uncollectablity. The Company received $25,000 due under agreement in October 2001.

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

       No assurance can be given that the Company's manufacture, use, or sale of its products will not result in challenges from other third parties claiming patents, copyrights or other rights to such products or parts thereof in the future. The Company has received notice from the holder of U.S. Patent 5,696,496 entitled "Portable Messaging and Scheduling Device with Homebase Station" stating that the holder had filed suit alleging infringement of that patent in December 1999 in United States District Court for the District of Massachusetts (Civil Action No. 99-CV

12468) against certain companies (not including the Company) and alleging that certain of the Company's Voice Organizer products may also infringe that patent. No assurance can be given with respect to that patent.

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

Research and Development Costs

       Upon commencement of the Bankruptcy Proceedings, the Company suspended development of new products. Subsequent to the Effective Date, the Company resumed limited development activities related to potential improvements to its IQ?VOICE Organizer products and the VoiceLogic Technology. In August 1999, the Company curtailed all such development activities. The Company had no Research and development expenses for the years ended December 31, 2000 and 2001.

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

       In addition, the Company subleased to Ideals approximately 6,175 square feet of office space in Simi Valley, California. This sublease ended in April 2001.

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

                                    Bid Prices
                                    ----------
                                        High           Low
                                        ---            ---
      Calendar 2000
      -------------

      First Quarter                      .80           .03
      Second Quarter                     .36           .05
      Third Quarter                      .09           .05
      Fourth Quarter                     .06           .015

      Calendar 2001
      -------------

      First Quarter                      .03           .001
      Second Quarter                     .01           .001
      Third Quarter                      .01           .001
      Fourth Quarter                     .03           .001


     At March 25, 2001, there were 90,245,360 shares of Common Stock outstanding, which were held by approximately 631 shareholders of record. Franklin owns 74,258,788 shares of the Common Stock.

     The Company has never paid any dividends to its common stock shareholders. Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website in return for consideration of approximately $75,000. Accordingly, the Company does not intend to pay or declare any future cash dividends or special payments of cash, stock or to make any other distributions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     On May 14, 1999, the Company announced its intention to close its facility in Simi Valley, California. As of July 31, 1999, the Company relocated to, and entered into a contract with, Franklin Electronic Publishers, Inc. in Burlington, New Jersey for Franklin to provide the Company with warehousing, distribution, financial and manufacturing management services. As of March 31, 1999, the Company had recorded a reserve in the amount of $150,000 related to the costs associated with the closure of the California facility, inclusive of severance for employees, moving costs and other expenses. The Company expected this decision to result in cost savings with respect to managing the Company's operations. On March 20, 2001, the Company announced it was discontinuing operations because of the lack of capital required to make necessary revisions and updates to its products for their continued commercial resale. Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The terms of this asset sale agreement call for the payment of $35,000 currently and the payment of the remaining $40,000 in four annual installments beginning on December 31, 2002. The current portion of the receivable was recorded in accounts receivable and the balance in other assets net of an allowance for uncollectablity. The Company received $25,000 due under agreement in October 2001.

Results of Operations

     Sales for the year ended December 31, 2001 were $20,000, a decrease of $369,000, or approximately 95%, from sales of $389,000 in the prior year as the Company discontinued operations in March 2001.

     Cost of Goods Sold decreased from $358,000, or 92% of sales for the year ended December 31, 2000 to $9,000, or 44% of sales in the current year. Gross profits for the years ended December 31, 2000 and 2001 were $31,000 (8%) and $11,000 (56%), respectively. The lower gross profit margins in the prior year is primarily the result of provisions of $115,000 for slow-moving and obsolete inventory.

     Total operating costs for the twelve months ended December 31, 2001 decreased by $260,000 to $132,000 compared with $392,000 in the prior year. The year-to-year reduction in operating expense is a result of the Company discontinuing its operations in March 2001.

     Other income (expense), primarily relating to interest expense, was ($38,000) and ($34,000) for the twelve months ended December 31, 2001 and 2000 respectively.

     The Company's net loss for the year ended December 31, 2001 decreased to $159,000 from $395,000 in the prior year.

     The following table summarizes the Company's historical results of operations as a percentage of sales for the calendar year ended December 31, 2000 and the calendar year ended December 31, 1999.

                                                           For the year ended      For the year ended
                                                           December 31, 2001       December 31, 2000
                                                           -------------------     -------------------
Net Sales                                                           100.0%                   100.0%

Costs and expenses

            Cost of goods sold                                       43.6%                    92.0%
            Marketing                                                 7.5%                    19.5%
            General and administrative                              653.3%                    79.9%
            Research and development                                  -                        -
            Warehouse                                                 -                        1.3%
            Relocation expense                                        -                        -
                                                           ---------------          ---------------
                    Total costs and expenses                        704.3%                   192.8%

Operating loss                                                     -604.3%                   -92.8%

Other expense                                                      -189.2%                    -8.7%

Net income (Loss)                                                  -793.5%                  -101.5%
                                                           ===============          ===============

Liquidity

     At the commencement of the Bankruptcy Proceedings in 1997, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. The agreement carried an interest rate of 12% per annum on the average daily balance. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the agreement. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999; and
2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of December 31, 2001, the principal balance due on this loan was $270,000.

     In accordance with the Plan, on the Effective Date the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses of the Bankruptcy Proceedings. The Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis, with principal all due and payable in a lump sum payment five years from the Effective Date which is May 12, 2003. As discussed above, the Company was to have made a principal payment of $50,000 to Franklin on or before May 12, 1999. As the Company was unable make this payment, the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's December 31, 2001 balance sheet.

     As of December 31, 2001, amounts due Franklin included the loans discussed above of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,088, royalties of $152,175, accrued interest of $194,422 and net expenses paid by Franklin on the Company's behalf of approximately $486,607.

     As of December 31, 2001, the Company had an accumulated deficit of $1,927,000 and negative working capital of $1,863,000. As of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of capital required to make necessary revisions and updates to its products for their continued commercial resale. Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The terms of this asset sale agreement call for the payment of $35,000 currently and the payment of the remaining $40,000 in four annual installments beginning on December 31, 2002. The current portion of the receivable was recorded in accounts receivable and the balance in other assets net of an allowance for uncollectablity. The Company received $25,000 due under agreement in October 2001.

 Item 7. Financial Statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

          Report of Independent Certified Public Accountants                  9

          Statements of Operations for the years ended
          December 31, 2000 and 2001                                          10

          Balance Sheet at December 31, 2001                                  11

          Statements of Cash Flows for the years ended
          December 31, 2000 and 2001                                          12

          Statements of Stockholders' Equity (Deficit)
          for the years ended December 31, 2000 and 2001                      13

          Summary of Significant Accounting Policies                          14

          Notes to the Financial Statements                                   16

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Voice Powered Technology International, Inc.

We have audited the accompanying balance sheets of Voice Powered Technology International, Inc. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for each of two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.



                                    /s/ RADIN, GLASS & CO., LLP
                                     Certified Public Accountants


New York, New York
March 15, 2002

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS

                      (in thousands, except for share data)


                                                                      For the year ended
                                                           December 31, 2001       December 31, 2000
                                                        ----------------------   --------------------

Net sales                                               $            20          $           389
                                                        -----------------------  --------------------
Costs and expenses

            Cost of goods sold                                        9                      358
            Marketing                                                 1                       76
            General and administrative                              131                      311
            Warehouse                                                 -                        5
                                                        -----------------------  --------------------
                    Total costs and expenses                        141                      750
                                                        -----------------------  --------------------
Operating loss                                                     (121)                    (361)

Other expense

            Interest Expense, net                                   (49)                     (51)
            Other                                                    11                       17
                                                        -----------------------  --------------------
Net income (Loss)                                       $          (159)         $          (395)
                                                        =======================  ====================
Net Income (loss) per share                             $             -          $             -
                                                        -----------------------  --------------------
Weighted average common shares outstanding                   90,245,360               90,245,360
                                                        =======================  ====================

        See accompanying summary of accounting policies and the notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                      (in thousands, except for share data)

                                                             December 31, 2001
                                                             -----------------

Assets
------
Current assets

       Cash                                                 $          36
       Receivables                                                     19
                                                            -------------------
                 Total current assets                                  50

Property and equipment

       Equipment                                                      190
       Less accumulated depreciation                                  190
                                                            -------------------
Net property and equipment                                              -
                                                            -------------------

Other assets                                                           21

                 Total assets                               $          76
                                                            ===================

Liabilities and Stockholder's Equity
------------------------------------
Current liabilities

       Loans payable (Note 4) - Franklin                    $         620
       Accounts payable                                                 3
       Accounts payable and accrued expenses - Franklin             1,290
                                                            -------------------
                Total current liabilities                           1,913
                                                            -------------------

Stockholders' Equity (deficit)
Common stock, $.001 stated value - 100,000,000 shares
authorized; 90,245,360 shares issued and outstanding                   90
       Accumulated deficit                                         (1,927)
                                                            ===================
            Total stockholders' equity (deficit)                   (1,837)
                                                            -------------------

Total liabilities and stockholders' equity (deficit)        $          76
                                                            ===================



        See accompanying summary of accounting policies and the notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                                     For the year ended
                                                                           December 31, 2000     December 31, 2000
                                                                           -----------------     -----------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
        Net loss                                                                $   (159)        $        (395)
        Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
              Depreciation and amortization                                            -                     2
              Gain on sale of assets                                                 (11)                    -
        Changes in operating assets and liabilities:

              (Increase) decrease in receivables                                       5                    31
              (Increase) decrease in inventory                                         9                    83
              Decrease in other assets                                                 -                     -
              Increase (decrease) in accounts payable                                156                   177
              Increase (decrease) in accrued expenses                                  -                   (21)
                                                                                -----------      --------------

                   Net cash provided by (used in) operating activities                 -                  (123)

Cash flows from investing activities
        Sale of assets                                                                25                     -
                                                                                ----------       --------------
                   Net cash provided by investing activities                          25                     -

Net increase (decrease) in cash and cash equivalents                                  25                  (123)

Cash and cash equivalents at the beginning of the period                              11                   134
                                                                                -----------      --------------
Cash and cash equivalents at the end of the period                              $     36         $          11
                                                                                ============     ==============

        See accompanying summary of accounting policies and the notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the years ended December 31, 2000 and 2001
                      (in thousands, except for share data)



                                    Preferred Stock            Common Stock
                                ----------------------  -----------------------      Additional                  Stockholders'
                                                                                      Paid In     Accumulated       Equity
                                  Shares      Amount       Shares        Amount       Capital        Deficit       (Deficit)
                                  ------      ------       ------       -------    ------------   -----------    -------------
Balance December 31, 1999            0           0        90,245,360       $90            0       $  (1,373)      $  (1,283)
Net loss                                                                                               (395)           (395)
                                  ------      ------      ----------       ----    ------------     ---------     ----------
Balance December 31, 2000            0           0        90,245,360       $90            0          (1,768)         (1,678)
Net loss                                                                                               (159)           (159)
                                  ------      ------      ----------       ----    ------------     ---------     ----------
Balance December 31, 2001            0           0        90,245,360       $90            0         $(1,927)      $  (1,837)
                                  =======     ======      ===========   =======    ============   ============   ============

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

Recent Accounting Pronouncements

In June 1998, the Financial accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133, which was effective for the first quarter of 2001, has not had a material impact on the Company's results of operations, financial position or cash flows.

 In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material impact on its financial statements.

 FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. SFAS No. 144 supersedes SFAS No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company believes that adopting these pronouncements will not have a material impact on its financial statements.

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

       On March 20, 2001, the Company announced that is was discontinuing operations because of lack of capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale. Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The terms of this asset sale agreement call for the payment of $35,000 currently and the payment of the remaining $40,000 over four annual installments beginning on December 31, 2002. The current portion of the receivable was recorded in accounts receivable and the balance in other assets net of an allowance for uncollectablity. The Company received $25,000 due under agreement in October 2001.

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

4.  Loans Payable

       As of September 22, 1997, in conjunction with the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. The agreement carried an interest rate of 12% per annum on the average daily balance. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the agreement. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of December 31, 2001, the principal balance due on this loan was $270,000.

       In accordance with the Plan, on the Effective Date the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses of the Bankruptcy Proceedings. The Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis, with principal all due and payable in a lump sum payment five years from the Effective Date which is May 12, 2003. As discussed above, the Company was to have made a principal payment of $50,000 to Franklin on or before May 12, 1999. As the Company was unable to make this payment, the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's December 31, 2001 balance sheet.

5.  Capital Stock

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

6.  Major Customers and International Sales

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

7.  Supplemental Cash Flow Information

       For the years ended December 31, 2000 and 2001, interest expense due Franklin totaling $49,600 and $49,600, respectively, was accrued and unpaid.

8.  Income Taxes

       Unused net operating losses of approximately $27,000,000 are available as of December 31, 2001 to offset future years' federal taxable income, and expire through 2012. Unused California net operating losses of approximately $12,000,000 are available as of December 31, 2001 to offset future years' California taxable income and expire through 2002. Under federal tax law IRC
Section 382, certain significant changes in ownership of the Company may restrict future utilization of these carry-forwards. However, pursuant to Internal Revenue Code Section 382(1)(5), which relates to net operating losses of companies in bankruptcy, the acquisition by Franklin (Notes 2 and 3) is not treated as a change of ownership. In the event the loss carry-forwards are fully utilizable, the Company has a deferred tax asset of approximately $10,000,000 as of December 31, 2001. In addition, the Company has research and development tax credits of approximately $250,000 and $123,000 for Federal and California tax purposes respectively. They will begin to expire in 2007. The Company has a valuation allowance equal to, and which offsets, the net deferred tax asset as the Company cannot conclude that it is more likely than not the net deferred tax asset will be realized.

9.  Related Party Transactions

       During 2001, the Company incurred interest expense due Franklin in the amount of $49,600. As of December 31, 2001, amounts due Franklin included loans of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,088, royalties of $152,175, accrued interest of $194,422 and net expenses paid by Franklin on the Company's behalf of approximately $486,607.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

       The following table sets forth certain information regarding the Company's directors and executive officers.

                                                                                               Year
                                                                                             Became a
Name                                Principal Occupation                    Age              Director
----                                --------------------                    ---              --------

Barry J. Lipsky                     President and Chief Operating           51                1998
                                    Officer of Franklin

Gregory J. Winsky                   Executive Vice President                52                1998
                                    of Franklin

Arnold D. Levitt                    Senior Vice President and Chief         64                2000
                                    Financial Officer of Franklin

Edward H. Cohen                     Partner, Rosenman & Colin LLP           63                2000

       No family relationship exists between any director and executive officer of the Company.

       Mr. Lipsky is, and for the past six years has been, an executive officer of Franklin, a designer and developer of handheld electronic information products. Since 1999, he has been President and Chief Operating Officer of Franklin. Mr. Lipsky is the Vice President and Secretary of the Company.

       Mr. Winsky is, and for more than the past six years has been, an executive officer and general counsel of Franklin. Mr. Winsky is the Chairman and Chief Executive Officer of the Company.

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

       Mr. Cohen is, and for more than the past six years has been, a partner in the New York City law firm of Rosenman & Colin LLP. Mr. Cohen is a director of Franklin, Phillips-Van Heusen Corporation, a manufacturer and marketer of apparel and footwear, Levcor International, Inc., a converter of textiles for sale to domestic apparel manufacturers, and Merrimac Industries, Inc., a manufacturer of passive R.F. and microwave components for industry, government and science.

Item 10.  Executive Compensation

       Gregory J. Winsky, the Company's Chief Executive Officer since September 1998, has never received any compensation from the Company or any of its subsidiaries. Mr. Winsky was not employed by the Company prior to May 1998. No compensation was paid during the last fiscal year.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth certain information regarding the ownership of the Company's common stock as of March 20, 2002 by the only person known by the Company to be the beneficial owner of more than five percent of the Company's common stock. None of the directors or executive officers of the Company own any shares of the Company's common stock. Franklin has sole voting and investment power with respect to the shares listed as beneficially owned by it.

                                                                                 Amount
         Name and Address of                                                   Beneficially           Percent of
          Beneficial Owner                                                       Owned                 Class
        --------------------                                                   ------------           -----------

        Franklin Electronic Publishers, Incorporated. . . . . . . . . . . . . .  74,258,788             82.3%
                  One Franklin Plaza
                  Burlington, New Jersey 08016

       Based upon a review of the filings furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 and on representations from its executive officers and directors and Franklin, all filing requirements of Section 16(a) of said Act were complied with in a timely manner during 2001.

Item 12.  Certain Relationships and Related Transactions
       The Company has engaged in various transactions with Franklin. Such transactions are more fully described elsewhere in this Form 10-KSB.

Item 13. Exhibits and Reports on Form 8-K
(a)   Exhibits: See Exhibit Index
(b) Reports on Form 8-K. On December 13, 2000, the Company filed a report on Form 8-K.

                                  EXHIBIT INDEX


Exhibit Number            Description
--------------            ------------

*3(a)                     Articles of Incorporation, as amended
3(aa)                     Certificate of Amendment of Articles of Incorporation dated May 12, 1998
*3(b)                     Bylaws, as amended
*4(c)                     Specimen of Common Stock Certificate of Registrant
*10(h)                    Leases for Canoga Park, California
*10(hh)                   Additional Leases for Canoga Park, California
**10(hhh)                 Additional Leases for Canoga Park and Chatsworth, California
***10(hhhh)               Lease for Executive Offices, Sherman Oaks, California
(1)10.6                   Letter of Intent from Franklin Electronic Publishers, Inc.
(1)10.6.1                 Security Agreement with Franklin Electronic Publishers, Inc.
(1)@10.6.2                Purchase and Loan Agreement with Franklin Electronic Publishers, Inc.
(1)@10.6.3                Technology Transfer Agreement with Franklin Electronic Publishers, Inc.
10.6.4                    Revised Loan and Security Agreement with Franklin Electronic Publishers, Inc. dated
                          September 22, 1997
10.6.5                    Letter Agreement of October 7, 1997 Regarding Post Petition Financing Agreement and Loan
                          and Security Agreement
10.6.6                    Amendment to Loan and Security Agreement with Franklin Electronic Publishers, Inc. dated
                          September 22, 1997
(1)10.7                   Lease for Executive Offices, Tarzana, California
(2)10.7.1                 Amendment Number One Lease for Executive Officers, Tarzana, California
(2)10.7.2                 Amendment Number Two to Lease for Executive Officers, Tarzana, California
(2)10.8                   Disclosure Statement and Plan of Reorganization for Voice Powered Technology
                          International, Inc. dated as of January 21, 1998
(2)10.8.1                 Order confirming Amended Disclosure Statement and Plan of Reorganization for Voice Powered
                          Technology International, Inc. dated as of April 29, 1998
(4)10.9.1                 Promissory Note dated May 12, 1998 executed by Voice Powered Technology International,
                          Inc. in favor of Franklin Electronic Publishers, Inc.
(4)10.9.2                 Promissory Note dated May 12, 1998 executed by Voice Powered Technology International,
                          Inc. in favor of Franklin Electronic Publishers, Inc.
(4)10.10.1                Management Services Agreement dated July 31, 1999 between Voice Powered Technology
                          International, Inc. and Franklin Electronic Publishers, Inc.
(4)10.10.2                Amendment to Management Services Agreement dated March 15, 2000 between Voice Powered
                          Technology International, Inc. and Franklin Electronic Publishers, Inc.
(3)16                     Letter, dated September 8, 1998, from BDO Seidman LLP to SEC re Form 8-K Statements
21                        Subsidiaries:  None
(1)23                     Consent of BDO Seidman LLP
(3)99                     Voice Powered Technology International, Inc. Press Release, dated September 11, 1998

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


VOICE POWERED TECHNOLOGY INTERNATIONAL,
 INC.


By /s/ Gregory J. Winsky
   ---------------------
       Gregory J. Winsky                                         March 29, 2002
       Chairman of the Board;
       Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory J. Winsky          Chairman of the Board;            March 29, 2002
---------------------
    Gregory J. Winsky          Chief Executive Officer;
                               Director

/s/ Barry J. Lipsky            Vice President; Secretary;        March 29, 2002
-------------------
    Barry J. Lipsky            Director

/s/ Arnold D. Levitt           Director                          March 29, 2002
--------------------
    Arnold D. Levitt

/s/ Edward H. Cohen            Director                          March 29, 2002
-------------------
    Edward H. Cohen