Form 10QSB
period 2002-03-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2002-05-15
CIK 890447

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

                      For the quarter ended March 31, 2002

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


                 One Franklin Plaza
                Burlington, New Jersey 08016
                 (Issuer's Address)

     Issuer's telephone number, including area code:        (609) 386-2500

     Check whether the issuer (l) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X   No ____
        ----
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes  X    No ____
        ----

       As of March 31, 2002 there were 90,245,360 shares of Voice Powered
           Technology International, Inc. Common Stock $.001 par value outstanding.

       Transitional Small Business Disclosure Format (check one) Yes____  No X
                                                                            ----

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                        PAGE NUMBER
                                                                       -----------

     Item 1.    Financial Statements -- unaudited

                Balance Sheet as of March 31, 2002                              3

                Statements of Operations for the three months
                ended March 31, 2002 and 2001                                   4

                Statements of Cash Flows for the three months
                ended March 31, 2002 and 2001                                   5

                Notes to Financial Statements                                   6


     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of Operations                7

PART II -- OTHER INFORMATION                                                    9

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                        (in thousands, except share data)
                                   (unaudited)

                                                                                   March 31,
                                                                                     2002
                                                                                  ----------
                                          ASSETS
                                          ------

CURRENT ASSETS:
      Cash                                                                        $       49
      Accounts receivable                                                                  5
                                                                                  ----------
      TOTAL CURRENT ASSETS                                                                54
                                                                                  ----------

PROPERTY AND EQUIPMENT
      Equipment                                                                          190
      Less accumulated depreciation                                                     (190)
                                                                                  ----------
                                                                                           -
                                                                                  ----------

OTHER ASSETS                                                                              21
                                                                                  ----------


TOTAL ASSETS                                                                      $    75.00
                                                                                  ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
      Loans Payable - Franklin                                                    $      620
      Accounts payable and accrued expenses - Franklin                                 1,315
      Accounts payable and accrued expenses - other                                       32
                                                                                  ----------
      TOTAL CURRENT LIABILITIES                                                        1,967
                                                                                  ----------

SHAREHOLDERS' EQUITY:
      Common stock, $.001 stated value - 100,000,000 shares authorized;
         90,245,360 issued and outstanding                                                90
      Accumulated deficit                                                             (1,982)
                                                                                  ----------
      TOTAL SHAREHOLDERS' EQUITY                                                      (1,892)
                                                                                  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $       75
                                                                                  ==========

                 See acompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                              Three Months             Three Months
                                                                                  Ended                   Ended
                                                                             March 31, 2002           March 31, 2001
                                                                          ----------------------    -------------------
Net sales                                                                 $                    -    $                20

Costs and expenses
       Costs of goods sold                                                                     -                      9
       General and administrative                                                             43                    110
                                                                          ----------------------    -------------------
                               Total costs and expenses                                       43                    119

Operating loss                                                                               (43)                   (99)

Other income (expense):
       Interest expense                                                                      (12)                   (11)
       Other                                                                                   -                     11
                                                                          ----------------------    -------------------
Net income (loss)                                                         $                  (55)    $              (99)
                                                                          ======================    ===================

Net Income (loss) per share:                                              $                    -    $                 -
                                                                          ======================    ===================

Weighted average common shares outstanding                                                90,245                 90,245
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

                    VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                              STATEMENT OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)

                                                                                   Three Months                  Three Months
                                                                                      Ended                         Ended
                                                                                  March 31, 2002                March 31, 2001
                                                                            -------------------------     -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                    $                     (55)    $                     (99)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Gain on sale of assets                                                                          --                           (11)
   Source (use) of cash from change in operating assets and liabilities:
     Accounts receivable                                                                           14                             4
     Inventories                                                                                   --                             9
     Acounts payable and accrued expenses                                                          54                           137
                                                                            -------------------------     -------------------------
   NET CASH  PROVIDED BY OPERATING ACTIVITIES
                                                                                                   13                            40

INCREASE IN CASH AND CASH EQUIVALENTS                                                              13                            40

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   36                            11
                                                                            -------------------------     -------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $                      49     $                      51
                                                                            =========================     =========================

                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - As part of a Plan of Reorganization, on or about May 12, 1998, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses; 2) the 500,000 shares of outstanding convertible preferred stock of the Company was converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 and subsequently borrowed an additional $20,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments;
1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of March 31, 2002, the principal balance due on this loan was $270,000. The Company was unable to meet its obligation with respect to the $50,000 principal payment due May 12, 1999, however no default has been declared with respect to this obligation.

NOTE 3 - On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale. Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The Company has received $35,000 due under the transfer agreement through March 2002 and the remaining $40,000 is due over four annual installments beginning on December 31, 2002.

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

       The Company is indebted to Franklin Electronic Publishers, Inc. (Franklin) in the amount of $1,935,000. The Company does not have sufficient working capital to meet its financial obligations through December 31, 2002 and has no plans to raise additional funds through the issuance of equity or convertible debt securities. If it were to do so, however, the percentage ownership of current stockholders will be reduced, stockholders would experience additional dilution and such securities would likely have rights, preferences and privileges senior to those of the Company's common stock.

    See the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 for additional Risk Factors.

Results of Operations
---------------------

Three months ended March 31, 2002:

       The Company had no sales in the quarter ended March 31, 2002. In the same quarter last year the Company had sales of $20,000 and gross margin of $11,000 or 55% of sales.

       Total operating costs for the quarter ended March 31, 2002 decreased by $67,000 to $43,000 compared with $110,000 in the prior year. The current year's operating expense consisted primarily of costs related to the Company's audit and annual report.

       For the quarters ended March 31, 2002 and 2001, interest expense consisted of interest on the Company's loans payable to Franklin.

 Liquidity
 ---------
         At the commencement of the Bankruptcy Proceedings in 1997, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. The Agreement carried an interest rate of 12% per annum on the average daily balance. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the Agreement. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior Agreement. Under the terms of the new Agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments; 1) $50,000 on or before May 12, 1999; and 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of March 31, 2002, the principal balance due on this loan was $270,000.

         In accordance with the Plan, on the Effective Date the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses of the Bankruptcy Proceedings. The Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis, with principal all due and payable in a lump sum payment five years from the Effective Date which is May 12, 2003. As discussed above, the Company was to have made a principal payment of $50,000 to Franklin on or before May 12, 1999. As the Company was unable make this payment, the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's March 31, 2002 balance sheet.

         As of March 31, 2002, amounts due Franklin included the loans discussed above of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,000, royalties of $152,000, accrued interest of $207,000 and net expenses paid by Franklin on the Company's behalf of approximately $499,000.

         As of March 31, 2002, the Company had an accumulated deficit of $1,982,000 and negative working capital of $1,913,000. As of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of capital required to make necessary revisions and updates to its products for their continued commercial resale. Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The Company has received $35,000 due under the transfer agreement through March 2002 and the remaining $40,000 is due over four annual installments beginning on December 31, 2002.

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

..




                                   SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.




Date:  May 15, 2002                        By:   /s/ Gregory J. Winsky
                                                 -------------------------------
                                           Gregory J. Winsky, President,
                                           and Chief Executive Officer



Date:  May 15, 2002                        By:   /s/ Arnold D. Levitt
                                                 -------------------------------
                                           Arnold D. Levitt
                                           Chief Financial Officer