Form 10QSB
period 2002-06-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2002-08-14
CIK 890447

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

             For the transition period from __________ to __________


                           Commission File No. 1-11476

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


          California                                95-3977501
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number )


   One Franklin Plaza                                 08016
 Burlington, New Jersey                            (Zip Code)

Registrant's telephone number, including area code:               (609) 386-2500

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  X   No
                                                 ----    -----
As of June 30, 2002 there were 90,245,360 shares of Voice Powered Technology
     International, Inc. Common Stock $.001 par value outstanding.

Transitional Small Business Disclosure Format (check one) Yes      No   X
                                                              ----    -----

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                      PAGE NUMBER
                                                                     -----------


     Item 1.      Financial Statements -- unaudited

                  Balance Sheet as of June 30, 2002                        3

                  Statements of Operations for the three months
                  ended June 30, 2002 and 2001                             4

                  Statements of Operations for the six months
                  ended June 30, 2002 and 2001                             5

                  Statements of Cash Flows for the six months
                  ended June 30, 2002 and 2001                             6

                  Notes to Financial Statements                            7


     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations         8



PART II -- OTHER INFORMATION                                              10
                                        2

                       VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                      BALANCE SHEET
                            (in thousands, except share data)
                                       (unaudited)

                                                                                  June 30,
                                                                                    2002
                                                                              -----------------
                                     ASSETS
CURRENT ASSETS:
      Cash                                                                                $ 47
      Accounts receivable                                                                    1
                                                                              -----------------
      TOTAL CURRENT ASSETS                                                                  48
                                                                              -----------------

PROPERTY AND EQUIPMENT

      Equipment                                                                            190
      Less accumulated depreciation                                                       (190)
                                                                              -----------------
                                                                                             -
                                                                              -----------------

OTHER ASSETS                                                                                21
                                                                              -----------------


TOTAL ASSETS                                                                              $ 69
                                                                              =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Loans Payable - Franklin                                                           $ 620
      Accounts payable and accrued expenses - Franklin                                   1,325
      Accounts payable and accrued expenses - other                                         31
                                                                              -----------------
      TOTAL CURRENT LIABILITIES                                                          1,976
                                                                              -----------------

SHAREHOLDERS' EQUITY:

      Common stock, $.001 stated value - 100,000,000 shares authorized;
           90,245,360 issued and outstanding                                                90
      Accumulated deficit                                                               (1,997)
                                                                              -----------------
      TOTAL SHAREHOLDERS' EQUITY                                                        (1,907)
                                                                              -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 69
                                                                              =================

                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                                  Three Months            Three Months
                                                                                     Ended                    Ended
                                                                                 June 30, 2002            June 30, 2001
                                                                              ---------------------    --------------------
     Net sales                                                                                 $ -                     $ -

     Costs and expenses

          Costs of goods sold                                                                    -                       -
          General and administrative                                                             2                       2
                                                                              ---------------------    --------------------
                           Total costs and expenses                                              2                       2

     Operating loss                                                                             (2)                     (2)

     Other income (expense):
          Interest expense                                                                     (13)                    (13)
          Other                                                                                  -                       -
                                                                              ---------------------    --------------------
     Net income (loss)                                                                       $ (15)                  $ (15)
                                                                              =====================    ====================


     Net Income (loss) per share:                                                              $ -                     $ -
                                                                              =====================    ====================

     Weighted average common shares outstanding                                             90,245                  90,245
                                                                              =====================    ====================

                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                               Six Months               Six Months
                                                                                  Ended                   Ended
                                                                              June 30, 2002           June 30, 2001
                                                                          ----------------------    -------------------
Net sales                                                                                   $ -                   $ 20

Costs and expenses
       Costs of goods sold                                                                    -                      9
       General and administrative                                                            45                    111
                                                                          ----------------------    -------------------
                          Total costs and expenses                                           45                    120

Operating loss                                                                              (45)                  (100)

Other income (expense):
       Interest expense                                                                     (25)                   (25)
       Other                                                                                  -                     11
                                                                          ----------------------    -------------------
Net income (loss)                                                                         $ (70)                $ (114)
                                                                          ======================    ===================


Net Income (loss) per share:                                                                $ -                    $ -
                                                                          ======================    ===================

Weighted average common shares outstanding                                               90,245                 90,245
                                                                          ======================    ===================

                See accompanying notes to financial statement.
                                       5

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Six Months                     Six Months
                                                                                      Ended                          Ended

                                                                                  June 30, 2002                  June 30, 2001
                                                                             -------------------------       -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                                        $ (70)                       $ (114)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Gain on sale of assets                                                                           -                           (11)
   Source (use) of cash from change in operating assets and liabilities:
     Accounts receivable                                                                           18                             2
     Inventories                                                                                    -                             9
     Accounts payable and accrued expenses                                                         63                           119
                                                                         -----------------------------   ---------------------------
   NET CASH  PROVIDED BY OPERATING ACTIVITIES                                                      11                             5


INCREASE IN CASH AND CASH EQUIVALENTS                                                              11                             5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   36                            11
                                                                         -----------------------------   ---------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 47                          $ 16
                                                                         =============================   ===========================

                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - As part of a Plan of Reorganization, on or about May 12, 1998, the following occurred: 1) the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses; 2) the 500,000 shares of outstanding convertible preferred stock of the Company was converted into 2,000,000 shares of the Company's common stock; and 3) the Company's Articles of Incorporation were amended to, among other things, increase the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 and subsequently borrowed an additional $20,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments;
1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of June 30, 2002, the principal balance due on this loan was $270,000. The Company was unable to meet its obligation with respect to the $50,000 principal payment due May 12, 1999 however no default has been declared with respect to this obligation.

NOTE 3 - On March 20, 2001, the Company announced that was discontinuing operations because of lack of capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale. Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The Company has received $35,000 due under agreement through March 2002 and the remaining $40,000 is due over four annual installments beginning on December 31, 2002.

SUBSEQUENT EVENTS

On August 6, 2002 Franklin Electronic Publishers, Inc. announced an agreement to sell its approximately 82% interest in Voice Powered Technology International, Inc. to Belle Group, Ltd. for $100,000 in cash. The closing of this transaction is expected to occur on or about August 20, 2002. Concurrent with the sale any remaining amounts due to Franklin by the Company will be forgiven.

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

On August 6, 2002 Franklin Electronic Publishers, Inc. announced an agreement to sell its approximately 82% interest in Voice Powered Technology International, Inc. to Belle Group, Ltd. for $100,000 in cash. The closing of this transaction is expected to occur on or about August 20, 2002.


     The Company is indebted to Franklin Electronic Publishers, Inc. (Franklin) in the amount of $1,945,000. The Company may not have sufficient working capital to meets its financial obligations through December 31, 2002. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, there could be a material adverse effect on the Company's business, results of operations and financial condition.

     See the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 for additional Risk Factors.

Results of Operations

Three months ended June 30, 2002:

         The Company had no sales or gross margin in the quarters ended June 30, 2002 and 2001.

         Total operating costs for the quarter ended June 30, 2002 were $2,000, flat with the prior year.

         For the quarters ended June 30, 2002 and 2001, interest expense consisted of interest on the Company's loans payable to Franklin.

Six months ended June 30, 2002:

         The Company had no sales or gross margin in the six months ended June 30, 2002. In the same period last year the Company had sales of $20,000 and gross margin of $11,000, or 55%.

         Total operating costs for the six months ended June 30, 2002 were $45,000, compared with $111,000 in the prior year. The current year's operating expense consisted primarily of costs related to the Company's audit and annual report.

         For the quarters ended June 30, 2002 and 2001, interest expense consisted of interest on the Company's loans payable to Franklin.

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

         In accordance with the Plan, on the Effective Date the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses of the Bankruptcy Proceedings. The Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis, with principal all due and payable in a lump sum payment five years from the Effective Date which is May 12, 2003. As discussed above, the Company was to have made a principal payment of $50,000 to Franklin on or before May 12, 1999. As the Company was unable make this payment, the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's June 30, 2002 balance sheet.

         As of June 30, 2002, amounts due Franklin included the loans discussed above of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,000, royalties of $152,000, accrued interest of $219,000 and net expenses paid by Franklin on the Company's behalf of approximately $497,000.

         As of June 30, 2002, the Company had an accumulated deficit of $1,997,000 and negative working capital of $1,928,000. As of the Effective Date, the Company became an 82% controlled subsidiary of Franklin, and therefore subject to Franklin's direction and discretion regarding future business activities. On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of capital required to make necessary revisions and updates to its products for their continued commercial resale. Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000. The Company has received $35,000 due under agreement through March 2002 and the remaining $40,000 is due over four annual installments beginning on December 31, 2002.

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

                                    VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.





Date:  August 14, 2002                       By:      /s/ Gregory J. Winsky
                                                      --------------------------
                                             Gregory J. Winsky, President,
                                             and Chief Executive Officer


Date:  August 14, 2002                       By:      /s/ Arnold D. Levitt
                                                      --------------------------
                                             Arnold D. Levitt
                                             Chief Financial Officer