Form 10QSB
period 2002-09-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2002-11-14
CIK 890447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 1-11476




                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)




             California                                     95-3977501
----------------------------------------           -----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation of organization                      Identification No.)



           15915 Ventura Boulevard, Suite 301, Encino, California 91436
  -----------------------------------------------------------------------------
                      Address of principal executive office


                                 (818) 771-8471
                       ----------------------------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


     As of September 30, 2002, 90,245,360 shares of Common Stock were outstanding.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                        (in thousands, except share data)
                                   (Unaudited)

                                                  September 30,  December 31,
                                                       2002          2001
                                                  -------------  -------------
                     ASSETS
                     ------
CURRENT ASSETS:
  Cash                                            $          -   $         36
  Accounts receivable                                        -             19
                                                  ------------   ------------

  TOTAL CURRENT ASSETS                                       -             55
                                                  ------------   ------------

PROPERTY AND EQUIPMENT
  Equipment                                                  -            190
  Less accumulated depreciation                              -           (190)
                                                  ------------   ------------

                                                             -              -
                                                  ------------   ------------

OTHER ASSETS                                                 -             21
                                                  ------------   ------------

TOTAL ASSETS                                      $          -   $         76
                                                  ============   ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
  Loans Payable - Franklin                        $          -   $        620
  Accounts payable and accrued expenses - other              -              3
  Accounts payable and accrued expenses - Franklin           -          1,290
                                                  ------------   ------------

  TOTAL CURRENT LIABILITIES                                  -          1,913
                                                  ------------   ------------
SHAREHOLDERS' EQUITY :
  Common stock, $.001 stated value -
    100,000,000 shares authorized;
    90,245,360 issued and outstanding                       90             90
  Accumulated deficit                                      (90)        (1,927)
                                                  ------------   ------------

  TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                       -         (1,837)
                                                  ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $          -   $         76
                                                  ============   ============

               See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                        (in thousands, except share data)
                                   (Unaudited)


                                       Three months Ended    Three months Ended
                                       September 30, 2002    September 30, 2001
                                       ------------------    ------------------

Net Sales                              $               -     $               -
Costs and expense
  Costs of goods sold                                  -                     -
  Marketing                                            -                     1
  General and administrative                           -                    18
                                       -----------------     -----------------

    Total costs and expenses                           -                    19

Operating Income (loss)                                -                   (19)

Other income (expense):
  Forgiveness of debt (Note 4)                     1,908
  Interest expense                                    (4)                  (11)
  Other                                                3                     -
                                       -----------------     -----------------

Net Income (Loss)                      $           1,907     $             (30)
                                       =================     =================

Net Income per share:                  $            0.02     $               -
                                       =================     =================

Weighted average common shares
    outstanding                               90,245,360            90,245,360
                                       =================     =================



















               See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                        (in thousands, except share data)
                                   (Unaudited)

                                        Nine months Ended   Nine months Ended
                                        September 30, 2002  September 30, 2001
                                        ------------------  ------------------

Net Sales                               $               -   $              20

Costs and expense
Costs of goods sold                                     -                   9
Marketing                                               -                   1
General and administrative                             45                 129
Warehouse                                               -                   -
                                        -----------------   -----------------

Total costs and expenses                               45                 139

Operating Income (loss)                               (45)               (119)

Other income (expense):
Forgiveness of debt (Note 4)                        1,908
Interest expense                                      (29)                (36)
Other                                                   3                  11
                                        -----------------   -----------------

Net Income (Loss)                       $           1,837   $            (144)
                                        =================   =================

Net Income per share:                   $            0.02   $               -
                                        =================   =================
Weighted average common shares
     outstanding                               90,245,360          90,245,360
                                        =================   =================



















               See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                        (in thousands, except share data)
                                   (Unaudited)


                                          Nine months Ended   Nine months Ended
                                          September 30, 2002  September 30, 2001
                                          ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                         $           1,837   $            (144)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY OPERATING
ACTIVITIES

  Gain on sale of assets                                                    (11)
  Source (use) of cash from change in
    operating assets and liabilities:

    Accounts receivable                                  19                   1
    Inventories                                           -                   9
    Other Assets                                         21                   -
    Accounts payable and accrued expenses            (1,913)                148
                                          -----------------   -----------------

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                              (36)                  3

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                     (36)                  3

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                   36                  11
                                          -----------------   -----------------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                              $               -   $              14
                                          =================   =================















               See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - On March 20, 2001, the Company announced that was discontinuing operations because of lack of capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale. Effective March 31, 2001 the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000.

NOTE 3 - On August 19, 2002 Franklin Electronic Publishers, Inc. sold its approximately 82% interest in Voice Powered Technology International, Inc. to Belle Group, Ltd. for $100,000 in cash. Concurrent with the sale all amounts due to Franklin by the Company were forgiven, this resulted in approximately $1,908,000 of income from the forgiveness of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the word "should", are forward looking statements that involve risks to and uncertainties in the Company's business, including, among other things, the timely availability and acceptance of new electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, the Company's dependence on third party component suppliers and manufacturers, including those that provide Company -specific parts, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of the capital required to make necessary revisions and updates to its Voice Organizer products for their continued commercial resale.

On August 19, 2002 Franklin Electronic Publishers, Inc. sold its 82.3% interest in Voice Powered Technology International, Inc. to Belle Group, Ltd. for $100,000 in cash. In connection with the sale, Franklin forgave all debt of the Company owed to Franklin, aggregating $1,908,000.

Belle Group, Ltd., the Company's principal stockholder, has agreed to provide sufficient working capital to meet the Company's financial obligations for the next 12 months. Thereafter, the Company may not have sufficient working capital to meets its financial obligations. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced. Stockholders may experience additional dilution, and such securities may have rights, preferences, and privileges senior to those of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, there could be a material, adverse effect on the Company's business, results of operations and financial condition.

Plan of Operation

The Company intends to seek to acquire assets or shares of an entity engaged in business in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates has engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this report.

The Company has no full time or part-time employees.

None of the officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's President and Secretary have agreed to allocate a portion of said time without compensation to the activities of the Company. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company; and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

The Company may seek a business opportunity with entities that have recently commenced operations or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the expense as well as time required to conduct an initial public offering.

Results of Operations

Three months ended September 30, 2002:

The Company had no sales or gross margin in the quarters ended September 30, 2002 and 2001.

Total operating costs for the three months ended September 30, 2002 were $0; this is a decrease of $19,000 compared to the three months ended September 30, 2001.

For the quarters ended September 30, 2002 and 2001, interest expense consisted of interest on the Company's loans payable to Franklin.

Nine months ended September 30, 2002:

The Company had no sales or gross margin in the nine months ended September 30, 2002. In the same period last year, the Company had sales of $20,000 and a gross margin of $11,000, or 55%.

Total operating costs for the nine months ended September 30, 2002 were $45,000, compared with $130,000 in the prior year. The current year's operating expense consisted primarily of costs related to the Company's audit and annual report.

For the nine months ended September 30, 2002 and 2001, interest expense consisted of interest on the Company's loans payable to Franklin.

Liquidity

In accordance with the sale of all of Franklin's interest in the Company, all monies owed to Franklin by the Company were forgiven. The Company currently owes no monies and has no outstanding liabilities.

As of September 30, 2002, the Company had an accumulated deficit of $90,000 and no working capital. On March 20, 2001, the Company announced that it was discontinuing operations because of the lack of capital required to make necessary revisions and updates to its products for their continued commercial resale. Effective March 31, 2001, the Company transferred the remaining inventory of its Voice Organizer products and provided for the transfer of certain rights related to the sale of those products, including rights relating to its website, to an individual in return for consideration approximating $75,000.

The Belle Group Ltd., the Company's principal shareholder, has agreed to provide financing for the current minimal operations of the Company. The Company may seek outside funding if necessary, however there is no assurance that such funding will be available or if available, at favorable rates or acceptable terms and/or conditions.




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

Item 6. Exhibit and Reports on Form 8-K

(a)      Exhibits:

         99.1     Chief Executive Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     Chief Executive Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Form 8-K:

         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




  Date:  November 13, 2002      Voice Powered Technology International, Inc.



                                    By:  /s/  Harold S. Fleischman
                                    --------------------------------------------
                                              Harold S. Fleischman, President