Form 10KSB
period 2002-12-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2003-04-14
CIK 890447

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

                   For the fiscal year ended December 31, 2002

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

                       15915 Ventura Boulevard, Suite 301
                            Encino, California 91436
                                 (818) 783-0393
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

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

       Voice Powered Technology International, Inc.'s revenues for the year ended December 31, 2002 were $0.

       As of April 11, 2003, there were 92,970,027 shares of Voice Powered Technology International, Inc. Common Stock, $.001 par value, outstanding. The aggregate market value of the issuer's Common Stock held by non-affiliates as of April 11, 2003, based on the closing price on that date, was approximately $160,000.

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

History

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

     The Company's voice-recognition VoiceLogic(TM) Technology (the "Technology"), which is now licensed from its former major shareholder, Franklin Electronic Publishers, Inc. ("Franklin), is fully developed but in very limited commercial use. The Technology permits utilization of the human voice as a replacement for manual controls, such as buttons, switches and dials, in activating and controlling everyday consumer and business products and can operate on microprocessors powered by penlight or nicad batteries. The Technology has been included in several consumer-oriented products formerly manufactured for the Company under contract with third parties.

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

The Company has discontinued its operations.

On August 19, 2002 Franklin sold its 74,258,788 shares of the Company's common stock, equal to approximately 82% interest in the Company, to Belle Group, Ltd. Concurrent with the sale, all amounts due and owing to Franklin by the Company were forgiven. This resulted in approximately $1,908,000 of income from the forgiveness of debt.

Plan of Operations

The Company has had no business operations since March 2001. Since August 2002, after a change in control and management, the Company's objective has been to acquire a company that will have experienced management and opportunities for profitable growth in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition.

General Business Plan

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the Securities Act of 1934 ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

The company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, or which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20 percent of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined, extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Investment Company Act of 1940

Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company believes that, currently, it is exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.


                                  RISK FACTORS

The Company's majority stockholder has the ability to effectively control substantially all actions taken by stockholders.

       Belle Group, Ltd. owns 74,258,788 shares of the Company's common stock and controls approximately 80% of the aggregate voting power of all outstanding shares. Accordingly, Belle Group, Ltd. can effectively control substantially all actions taken by the Company's stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders and may also discourage acquisition bids for the Company and limit the amount certain investors may be willing to pay for shares of the common stock.

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

Scarcity of and Competition for Business Opportunities and Combinations.

       The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

The Company has No Agreement for a Business Combination or Other Transaction- No Standards for Business Combination.

       The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter in to a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Reduction of Percentage Share Ownership Following Business Combination and Possible Dilution.

       The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company. In addition, any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of the shares held by the Company's then shareholders.

Patents and Copyrights

       The Company has a trademark registration in the United States on the mark IQ Voice.

       The Company has been granted a United States patent related to the functionality of the Company's Voice Organizer. No assurance can be made that the patent issued will provide significant proprietary protection or will not be circumvented or invalidated. The Company has assigned all of its rights to the patent, trademark and technology to Franklin and it has no intention to continue in the voice recognition business.

       No assurance can be given that the Company's prior, use, or sale of its products will not result in challenges from other third parties claiming patents, copyrights or other rights to such products or parts thereof in the future. The Company has received notice from the holder of U.S. Patent 5,696,496 entitled "Portable Messaging and Scheduling Device with Homebase Station" stating that the holder had filed suit alleging infringement of that patent in December 1999 in United States District Court for the District of Massachusetts (Civil Action No. 99-CV12468) against certain companies (not including the Company) and alleging that certain of the Company's Voice Organizer products may also infringe that patent. No assurance can be given with respect to that patent.

       Given the fact that the Company has assigned its rights in the Technology to Franklin, the Company has no continuing rights to control the disposition of the Technology.

Employees

       Since August 1, 1999, the Company has not employed any persons. The Company entered into a contract with Franklin for Franklin to provide the Company with warehousing, distribution, financial and manufacturing management services. The contract terminated in August 2002. The executive officers of the Company are not paid any amounts by the Company in connection with the services performed for the Company.

Item 2.  Description of Property

       In August 1999, the Company's operations were relocated to Franklin's facility in Burlington, New Jersey. In September 2002, the Company's offices were relocated to office space supplied by its President at 15915 Ventura Boulevard, Suite 301, Encino, California 91436. This space is provided to the Company on a rent-free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that their arrangement will meet the Company's needs for the foreseeable future.


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

                                     Bid Prices
                                     ----------
                                 High          Low
                                 ----          ----
      Calendar 2001
      -------------
      First Quarter              .03           .001
      Second Quarter             .01           .001
      Third Quarter              .01           .001
      Fourth Quarter             .03           .001

      Calendar 2002
      -------------
      First Quarter              .01           .01
      Second Quarter             .01           .01
      Third Quarter              .01           .01
      Fourth Quarter             .02           .01

       At April 11, 2003, there were 92,970,027 shares of Common Stock outstanding, which were held by approximately 631 shareholders of record. Belle Group, Ltd. owns 74,258,788 shares of the Common Stock.

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

Results of Operations

     The Company had no sales for the year ended December 31, 2002, a decrease of $20,000, from the prior year as the Company discontinued operations in March 2001.

     The company had no cost of goods sold for the year ended December 31, 2002. Cost of goods sold for the year ended December 31, 2001 was $9,000. The decrease is the result of the Company discontinuing operations in March 2001.

     Total operating costs for the twelve months ended December 31, 2002 decreased by $80,000 to $52,000 compared with $132,000 in the prior year. The year-to-year reduction in operating expense is a result of the Company discontinuing its operations in March 2001.

     Interest expense for the year ended December 31, 2002 was $29,000 compared to $49,000 in the prior year. The decrease was the result of Franklin (the company's former parent) forgiving all debts owed to it by the Company in August of 2002.

     The Company had $1,908,000 of income from the forgiveness of debt for the year ended December 31, 2002. The forgiveness of debt resulted from Franklin forgiving all debts owed to it by the Company prior to selling its 82% interest in the Company to the Belle Group in August of 2002.

     The Company had net income of $1,827,000 for the year ended December 31, 2002. This was the result of the debt forgiveness. The Company had no operations for the year ended December 31, 2002.

     The following table summarizes the Company's historical results of operations as a percentage of sales for the calendar year ended December 31, 2002 and the calendar year ended December 31, 2001.

                                         For the year ended  For the year ended
                                         December 31, 2002   December 31, 2001
                                         -----------------   -----------------

Net Sales                                n/a                      100.0%

Costs and expenses

         Cost of goods sold              n/a                       43.6%
         Marketing                       n/a                        7.5%
         General and administration      n/a                      653.3%
         Research and development        n/a                           -
         Warehouse                       n/a                           -
         Relocation expense              n/a                           -


                                  ----------------         ----------------
         Total costs and expenses        n/a                      704.3%

Operating loss                           n/a                     -604.3%

Other expense                            n/a                     -189.2%

Net income  (Loss)                       n/a                     -793.5%


                                  ----------------         ----------------
                                  ----------------         ----------------


The company had no sales or operations during 2002.

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

     In accordance with the Plan, on the Effective Date the Company received a loan of $350,000 from Franklin (the "Plan Loan") to create a fund to be dedicated to the payment of creditor claims and certain administrative expenses of the Bankruptcy Proceedings. The Plan Loan accrues interest at 8% per annum, with interest only payable in arrears on a monthly basis, with principal all due and payable in a lump sum payment five years from the Effective Date which is May 12, 2003. As discussed above, the Company was to have made a principal payment of $50,000 to Franklin on or before May 12, 1999. As the Company was unable make this payment, the Company is in default on its loans from Franklin and the entire balance of the loans has been classified as a current obligation on the Company's December 31, 2001 balance sheet. As a condition to the sale of its ownership in the Company to Belle Group, Ltd. in August 2002, Franklin forgave all monies owed to it by the Company. This forgiveness of debt resulted in income to the Company of $1,908,000.

     As of December 31, 2002, the Company had an accumulated deficit of $100,000 and negative working capital of $6,000.

     The Company's major shareholder has provided the Company with financial sources. The shareholder has agreed to provide continuous support to enable the Company to satisfy its working capital. Without outside funding the Company is totally dependent upon its major shareholder. The Company has been exploring various alternatives, such as an equity or debt private placement, to raise new capital, but there can be no assurances that the Company will ultimately be successful in this regard.





 Item 7. Financial Statements



                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS



          Report of Independent Auditor's Report                   14

          Balance Sheet at December 31, 2001 and 2002              16

          Statements of Operations for the years ended
          December 31, 2001 and 2002                               17

          Statements of Cash Flows for the years ended
          December 31, 2001 and 2002                               18

          Statement of Stockholders' Equity (Deficit)
          for the years ended December 31, 2001 and 2002           19

          Notes to the Financial Statements                        20

                          Independent Auditor's Report
                          ----------------------------

March 27, 2003

The Board of Directors
Voice Powered Technologies International, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of Voice Powered Technologies International, Inc. as of December 31, 2002, and the related statements of operations, shareholder's deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Voice Powered Technologies International, Inc. as of December 31, 2002, and the result of its operations and its cash flows for the year then ended in conformity with accepted accounting principles generally accepted in the United States of America.



/s/ Beckman Kirkland & Whitney
------------------------------
Beckman Kirkland & Whitney
Agoura Hills, California

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Voice Powered Technology International, Inc.

We have audited the accompanying balance sheets of Voice Powered Technology International, Inc. (the "Company") as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.





                          /s/ RADIN, GLASS & CO., LLP
                          ----------------------------
                          Certified Public Accountants

New York, New York
March 15, 2002

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                  Balance Sheet at December 31, 2002 and 2001
                        (in thousands, except share data)

                                             December 31, 2002 December 31, 2001
                                             ----------------- -----------------
                            ASSETS
                            ------
CURRENT ASSETS
  Cash                                              $        1       $       36
  Accounts receivable                                        -               19
                                                    ----------       ----------

  TOTAL CURRENT ASSETS                                       1               55


PROPERTY AND EQUIPMENT
  Equipment                                                  -              190
  Less accumulated depreciation                              -             (190)
                                                    ----------       ----------
                                                             -                -
                                                    ----------       ----------

OTHER ASSETS                                                 -               21
                                                    ----------       ----------

TOTAL ASSETS                                        $        1       $       76
                                                    ==========       ==========


             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
  Loans Payable (Note 5) - Franklin                 $        -       $      620
  Accounts payable and accrued expenses - other              7                3
  Accounts payable and accrued expenses - Franklin           -            1,290
                                                    ----------       ----------

  TOTAL CURRENT LIABILITIES                                  7            1,913
                                                    ----------       ----------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 stated value - 100,000,000
    shares authorized; 92,845,360 and 90,245,360
    issued and outstanding at December 31, 2002
    and 2001, respectively                                  94               90
  Accumulated deficit                                     (100)          (1,927)
                                                    ----------       ----------

  TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                      (6)          (1,837)
                                                    ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $        1       $       76
                                                    ==========       ==========


See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                  Statements of Operations for the years ended
                           December 31, 2002 and 2001
                        (in thousands, except share data)

                                           For the Year       For the Year
                                              Ended               Ended
                                         December 31, 2002   December 31, 2001
                                         -----------------   -----------------

Net Sales                                   $            -      $           20

Costs and expense
  Costs of goods sold                                    -                   9
  Marketing                                              -                   1
  General and administrative                            52                 131
  Warehouse                                              -                   -
                                            --------------      --------------
    Total costs and expenses                            52                 141
                                            --------------      --------------
Operating Income (loss)                                (52)               (121)

Other income (expense):
  Forgiveness of debt (Note 5)                       1,908
  Interest expense                                     (29)                (49)
  Other                                                  -                  11
                                            --------------      --------------
Net Income (Loss)                           $        1,827      $         (159)
                                            ==============      ==============
Net Income per share:                       $         0.02      $            -
                                            --------------      --------------
Weighted average common shares outstanding      92,845,360          90,245,360
                                            ==============      ==============






















See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                  Statement of Cash Flows for the years ended
                           December 31, 2002 and 2001
                        (in thousands, except share data)

                                               For the Year     For the Year
                                                  Ended            Ended
                                             December 31, 2002 December 31, 2001
                                             ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                  $   1,827        $    (159)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Stock issued for services                                4                -
    Gain on sale of assets                                   -              (11)
    Gain from forgiveness of debt                       (1,908)
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Decrease in receivables                                 19                5
    Decrease in Inventories                                  -                9
    Decrease in other assets                                21                -
    Increase in accounts payable and
      accrued expenses                                       2              156
                                                     ---------        ---------
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                 (35)               -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of assets                                                             25
                                                     ---------        ---------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                -               25

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (35)              25
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            36               11
                                                     ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $       1        $      36
                                                     =========        =========


















See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                  Statement of Stockholders' Equity (Deficit)
                 for the years ended December 31, 2002 and 2001
                        (in thousands, except share data)


                            Preferred Stock    Common Stock
-------------------------------------------------------------------------------------------------------
                            Shares  Amount    Shares     Amount  Additional  Accumulated  Stockholders'
                                                                  Paid in      Deficit       Equity
                                                                  Capital                   (Deficit)
-------------------------------------------------------------------------------------------------------
Balance December 31, 2000        0       0   90,245,360  $   90         0    $  (1,768)   $   (1,678)

Net Loss                                                                          (159)   $     (159)
                            ------  ------   ----------  ------  --------    ---------    ----------
Balance December 31, 2001        0       0   90,245,360  $   90         0    $  (1,927)   $   (1,837)

Stock issued for services        0       0    2,600,000  $    3         1                 $        4

Net Income                                                                   $   1,827    $    1,827
                            ------  ------   ----------  ------- --------    ---------    ----------
Balance December 31, 2002        0       0   92,845,360  $   93         1    $    (100)   $       (6)
                            ======  ======   ==========  ======= ========    =========    ==========
































See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------
Reorganization and Basis of Presentation:  On September 22, 1997, the Company
-----------------------------------------
filed a petition for relief with the United States Bankruptcy Court, Central District of California, under the provisions of Chapter 11 of the Bankruptcy Code. From September 1997 through May 12, 1998, the Company operated as a "Debtor-In-Possession" under such code. As of May 12, 1998, in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh-start reporting" and has reflected the effects of such adoption in the financial statements as of May 12, 1998. There was no change to the carrying value of the assets or liabilities as a result of the adoption of fresh start reporting; however, the balance of the deficit was offset against paid in capital, to the extent available.

Use of Estimates: The financial statements have been prepared in accordance with
-----------------
generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts.

Revenue Recognition:  The Company recognizes revenue upon shipment of product.
--------------------

Cash and Cash Equivalents:  The Company considers all highly liquid investments
--------------------------
purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment:  Property and equipment are stated at cost and are
-----------------------
depreciated on a straight-line basis using estimated useful lives, which range from 2-7 years.

Patents and Technology Rights:  Patents and technology rights are expensed when
------------------------------
management believes they provide no future benefit.

Loss Per Share: Loss per share is based on the weighted average number of common
---------------
shares outstanding during each period presented. There were no outstanding stock options or warrants for the year ended December 31, 2001 and 2002.

Income Taxes:  The Company utilizes Statement of Financial Accounting Standards
-------------
No. 109, "Accounting for Income Taxes" (SFAS No. 109). This standard employs an asset and liability approach in accounting for income taxes, the objective of which is to recognize the amount of current and deferred taxes payable or receivable at the date of the financial statements using the provisions of enacted tax laws.

Fair Value of Financial Instruments:  The carrying values of cash, cash
------------------------------------
equivalents, restricted cash, accounts receivable, accounts payable, and loan payable approximate their fair values because of the short maturity of these instruments.

Recent Accounting Pronouncements:  In June 1998, the Financial accounting
---------------------------------
Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133, which was effective for the first quarter of 2001, has not had a material impact on the Company's results of operations, financial position or cash flows.

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

Note 2 - Business
-----------------
Voice Powered Technology International, Inc. (the "Company"), incorporated in California in June 1985, began active operations in January 1990. The Company was formed to develop, market, and distribute low-cost voice recognition and voice activated products on a worldwide basis, both directly and through licensing agreements. From January 1990 until July 1992, the Company operated as a development stage enterprise.

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

Note 3 -  Petition for Relief Under Chapter 11
----------------------------------------------
On September 22, 1997, the Company filed a voluntary petition for relief with the United States Bankruptcy Court, Central District of California ("Court"), under the provisions of Chapter 11 of the Bankruptcy Code. On January 21, 1998, the Company, in conjunction with Franklin Electronic Publishers, Inc. ("Franklin"), the Company's largest secured creditor, filed a combined Amended Disclosure Statement and Plan of Reorganization (the "Plan") with the Bankruptcy Court which became effective on May 12, 1998 (the "Effective Date"). The Plan included a significant reduction of the Company's pre-petition obligations, in addition to Franklin's waiving its pre-petition secured claim in the amount of $1,733,990 in exchange for an additional 80% interest in the equity of the Company.

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

On August 19, 2002 Franklin sold its 82% interest in the company to the Belle Group Ltd. As part of the purchase agreement Franklin forgave all of the debt owed to it by the Company which was approximately $1,908,000.

Note 4 - Pre-Petition Agreements with Franklin Electronic Publishers, Inc.
--------------------------------------------------------------------------
In May 1997, the Company consummated a transaction involving two agreements with Franklin. The first agreement was a Purchase and Loan Agreement in which the two companies entered into the following transactions: 1) The Company transferred and sold to Franklin for $450,000 in cash its inventory, rights to work in process, manufacturing assets, marketing assets, and software and hardware design assets for the Company's IQoVOICE(TM) Organizer Models 5150 and 5160 (IQoVOICE Pocket Organizers); 2) the Company sold to Franklin for $150,000 in cash 2,000,000 shares of the Company's common stock, par value $.001 per share, representing the approximate market price of the Company's common stock at the time of the transaction; and 3) Franklin loaned the Company cash equal to $1,200,000, in addition to $500,000 plus accrued interest previously loaned to the Company in the first quarter of 1997, and restructured the previous payment terms into a new $1,708,750 promissory note, collateralized by the assets of the Company, with an interest rate of 10% per year. The second agreement was a Technology Transfer Agreement in which the two companies entered into the following transactions: 1) the Company granted to Franklin a non-exclusive perpetual license for technology rights evidenced by the Company's patent related to operation of Voice Organizer products as well as other technology and software developed by the Company for a non-refundable advance royalty of $700,000; and 2) the Company assigned the rights to the VoiceLogic(TM) Technology to Franklin, and Franklin granted back to the Company a non-exclusive perpetual license of the VoiceLogic Technology, including the right to sublicense, for the development, manufacture, sale and distribution of Voice Organizer products with recording times in excess of four minutes and any other electronic products that are not Voice Organizers, subject to the Company's remaining obligated to pay royalties to Franklin at the same rates for which the Company was obligated to the inventor of the VoiceLogic Technology prior to its assignment to Franklin. As a result of the completion of these transactions, the Company recognized $141,527 as a gain on the sale of assets, and $700,000 as income from the sale of the technology license.

Note 5 - Loans Payable
----------------------
As of September 22, 1997, in conjunction with the commencement of the Bankruptcy Proceedings, the Company entered into a revolving $400,000 Loan and Security Agreement with Franklin collateralized by all of the assets of the Company. This loan was due and payable on the Effective Date. The agreement carried an interest rate of 12% per annum on the average daily balance. The December 31, 1997 balance of $185,000 was the highest balance during 1997, and said amount was in excess of the borrowings allowed under the terms of the agreement. As of the Effective Date, the Company renegotiated the terms of its post petition, secured revolving Loan and Security Agreement with Franklin. As of the Effective Date, the Company had borrowed $250,000 in accordance with the terms of the prior agreement. Under the terms of the new agreement (the "Revolving Loan"), entered into as of the Effective Date, interest accrues at 8% per annum payable monthly in arrears and with the principal balance payable in two installments;
1) $50,000 on or before May 12, 1999 and; 2) the balance in a lump sum payment five years from the Effective Date, which is May 12, 2003. As of December 31, 2001, the principal balance due on this loan was $270,000.

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

On August 19, 2002 Franklin sold its 82% interest in the company to the Belle Group Ltd. As part of the purchase agreement Franklin forgave all of the debt owed to it by the Company which was approximately $1,908,000.

Note 6 - Capital Stock
----------------------
In May 1998, in accordance with the Plan of Reorganization, the Company's Articles of Incorporation were amended to increase, among other things, the authorized shares of common stock to 100,000,000. Pursuant to the Plan, Franklin was issued 72,196,288 shares of the Company's common stock, which equated to an additional 80% equity interest in the Company in exchange for Franklin's pre-petition secured claim in the amount of $1,733,990.

       In April 1999, Franklin purchased 62,500 shares of the Company's common stock at market value, $.027 per share, from its then president.

Note 7 - Supplemental Cash Flow Information
-------------------------------------------
For the years ended December 31, 2002 and 2001, interest expense due Franklin totaling $29,100 and $49,600, respectively, was accrued and unpaid.

Note 8 - Income Taxes
---------------------
The Company's provision for income taxes is as follows:


                                  December 31, 2002       December 31, 2001
                                  -----------------       -----------------

       Federal income taxes            $      0                  $      0
                                       --------                  --------

       Provision for income taxes      $      0                  $      0
                                       ========                  ========


A reconciliation between the statutory federal tax rate and the Company's effective tax rate is as follows:

                                         December 31, 2002   December 31, 2001
                                         -----------------   -----------------
       Statutory federal income tax rate       34%                   34%
       State income taxes                       -                     -
       Utilization of NOL carryforward        (34%)                   -
       Valuation allowance adjustment           -                   (34%)
                                             -------               -------
       Effective tax rate                       0%                    0%

Unused net operating losses of approximately $25,200,000 are available as of December 31, 2002 to offset future years' federal taxable income, and expire through 2012. Under federal tax law IRC Section 382, certain significant changes in ownership of the Company may restrict future utilization of these carry-forwards. On August 19, 2002, a significant change in ownership did occur when the Belle Group Ltd. purchased approximately 82% of stock in Voice Powered Technology International previously owned by Franklin for $100,000. Based on the guidelines stipulated by this code, this ownership change results in a limitation of net operating losses calculated as the value of the old loss corporation multiplied by the federal long-term tax-exempt rate. Based on the purchase price of $100,000, the valuation of the Company was $122,000 as of August 19, 2002. The long-term tax-exempt rate was 4.91%. This limits the use of these unused net operating losses to approximately $6,000 per year.

Based on the net operating loss carryforwards, the Company has a deferred tax asset of approximately $8,500,000 as of December 31, 2002. In addition, the Company has research and development tax credits of approximately $250,000 and $123,000 for Federal and California tax purposes respectively. They will begin to expire in 2007. The Company has a valuation allowance equal to, and which offsets, the net deferred tax asset as the Company cannot conclude that it is more likely than not the net deferred tax asset will be realized and due to the limitations on the utilization of the net operating loss carryforwards resulting from the recent ownership change.

Note 9 - Related Party Transactions
-----------------------------------
During 2001, the Company incurred interest expense due Franklin in the amount of $49,600. As of December 31, 2001, amounts due Franklin included loans of $620,000, inventory purchased from Franklin in 1998 for resale in the amount of $457,088, royalties of $152,175, accrued interest of $194,422 and net expenses paid by Franklin on the Company's behalf of approximately $486,607.

On August 19, 2002 Franklin sold its 82% interest in the company to the Belle Group Ltd. As part of the purchase agreement Franklin forgave all of the debt owed to it by the Company which was approximately $1,908,000.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

       The following table sets forth certain information regarding the Company's directors and executive officers.

                                                                        Year
                                                                      Became a
Name                    Principal Occupation              Age         Director
------                  --------------------              ---         --------

Harold S. Fleischman    President and Chief Financial     60           2002
                        Officer and Director

Robert Larcara          Secretary and Director            49           2002

Gary Saderup            Director                          53           2003


     No family relationship exists between any director and executive officer of the Company.

Harold S. Fleischman

       Mr. Fleischman has practiced law in California for over 30 years and maintains a private practice in Encino, California, at the Encino Law Center, a building of which he is one of the founders/owners. He earned a Bachelor's degree and Law degree from UCLA.

Robert Larcara

       Mr. Larcara is Founder President of Commonwealth Financial Mortgage Services established in 1988. He has been a California-licensed mortgage broker/real estate broker for over 20 years. He has a Bachelor of Science degree from the University of Wisconsin-Milwaukee.

Gary Saderup

       Mr. Saderup has been an Artist Publisher and businessman for the past 28 years. He has sold his work in the U.S., Japan, Australia, the United Kingdom, Germany, Canada, and South Africa. Mr. Saderup studied at Bringham Young University, the University of Hawaii and The Art Center College of Design. Prior to this, he worked as a professional actor and director.

Committees

Currently, the Board of Directors has no separate audit, nominating or compensation committees and acts as such as an entire Board.


Item 10.  Executive Compensation

       Gregory J. Winsky, the Company's Chief Executive Officer from September 1998 until August 2002, has never received any compensation from the Company or any of its subsidiaries. Mr. Harold S. Fleischman, the Company's President and Chief Financial Officer was not paid any compensation in 2002. No compensation was paid to any other officer during the last fiscal year.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth certain information regarding the ownership of the Company's common stock as of April 10, 2003 by: (a) each person known by the Company to be the beneficial owner of more than five percent of its common stock; (b) each director of the Company; and (c) all officers and directors of the Company as a group.
                                               Amount
         Name and Address of                Beneficially           Percent of
          Beneficial Owner                     Owned                 Class
        --------------------                ------------           -----------

        Belle Group, Ltd.                    74,258,788              80%
           23679 Calabasas Road #412
           Calabasas, California 91302
        Harold S. Fleischman (1)              1,000,000               1%
        Robert Larcara (1)                      400,000                *
        Gary Saderup (1)                        130,000                *
        All officers and directors
          as a Group (3 persons)              1,530,000             1.3%
        ----------------

        *        Less than 1%
        (1)      Addresses:      15915 Ventura Blvd., Ste. 301, Encino, CA 91436

       Based upon a review of the filings furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 and on representations from its executive officers and directors and Franklin, all filing requirements of Section 16(a) of said Act were complied with in a timely manner during 2002.

Item 12.  Certain Relationships and Related Transactions

       The Company has engaged in various transactions with Franklin Electronic Publisher, Inc., who prior to August 2002 owned the 80% of the Company now owned by Belle Group, Ltd. Such transactions are more fully described elsewhere in this Form 10-KSB.

Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits: See Exhibit Index
(b) No Reports on Form 8-K were filed during the Company's last quarter.

                                  EXHIBIT INDEX


Exhibit Number            Description
----------------            ------------

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

(4)10.10.2                Amendment to Management Services Agreement dated
                          March 15, 2000 between Voice Powered
                          Technology International, Inc. and Franklin Electronic
                          Publishers, Inc.
(3)16                     Letter, dated September 8, 1998, from BDO Seidman LLP
                          to SEC re Form 8-K Statements
21                        Subsidiaries:  None
(1)23                     Consent of BDO Seidman LLP
(3)99                     Voice Powered Technology International, Inc. Press
                          Release, dated September 11, 1998
--------------------------------------
* Previously filed with, and incorporated herein by reference from, Registrant's Registration Statement on Form SB-2, File No. 33-50506, Effective October 20, 1993.

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

ITEM 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on From 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VOICE POWERED TECHNOLOGY INTERNATIONAL,
 INC.


By /s/ Harold S. Fleischman
   ---------------------
       Harold S. Fleischman                                      April 14, 2003
       President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harold S. Fleischman          President, Chief Financial     April 14, 2003
-----------------------           Officer and Director
    Harold S. Fleischman

/s/ Robert Larcara                Director, Secretary            April 14, 2003
---------------------
    Robert Larcara

/s/ Gary Saderup                  Director                       April 14, 2003
----------------------
    Gary Saderup