Form 10QSB
period 2003-03-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2003-05-20
CIK 890447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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


     As of March 31. 2003, 92,970,027 shares of Common Stock were outstanding.

PART I  -  FINANCIAL INFORMATION
----------------------------------
Item 1.  Financial Statements


                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                        (in thousands, except share data)
                                   (Unaudited)

                                                March 31, 2003 December 31, 2002
                                                -------------- -----------------
                            ASSETS
                            ------
CURRENT ASSETS
   Cash                                            $        4       $        1
   Accounts receivable                                      -                -
                                                   ----------       ----------
   TOTAL CURRENT ASSETS                                     4                1

PROPERTY AND EQUIPMENT
   Equipment                                                -                -
   Less accumulated depreciation                            -                -
                                                   ----------       ----------
                                                            -                -
                                                   ----------       ----------
OTHER ASSETS                                                -                -
                                                   ----------       ----------
TOTAL ASSETS                                       $        4       $        1
                                                   ==========       ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
   Loans Payable - Shareholder                     $        8       $        -
   Accounts payable and accrued expenses - other            4                7
                                                   ----------       ----------

   TOTAL CURRENT LIABILITIES                               12                7
                                                   ----------       ----------

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 stated value - 100,000,000
      shares authorized; 92,970,027
      issued and outstanding                               94               94

   Accumulated deficit                                   (102)            (100)
                                                   ----------       ----------
   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                    (8)              (6)
                                                   ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $        4       $        1
                                                   ==========       ==========



                See accompanying notes to financial statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                        (in thousands, except share data)
                                   (Unaudited)

                                         Three Months             Three Months
                                            Ended                    Ended
                                        March 31, 2003           March 31, 2002
                                        --------------           --------------
Net Sales                                $           -            $          -

Costs and expense
   General and administrative                        2                      43
                                         -------------            ------------
         Total costs and expenses                    2                      43
                                         -------------            ------------

Operating Income (loss)                             (2)                    (43)

Other income (expense):
   Interest expense                                  -                     (12)
                                         -------------            ------------

Net Income (Loss)                        $          (2)           $        (55)
                                         =============            ============

Net Income (Loss) per share:             $           -            $          -
                                         -------------            ------------

Weighted average common
   shares outstanding                       92,970,027              90,245,360
                                         =============            ============























                See accompanying notes to financial statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                        (in thousands, except share data)
                                   (Unaudited)


                                                 Three Months     Three Months
                                                    Ended            Ended
                                                March 31, 2003   March 31, 2002
                                                --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   NET LOSS                                       $       (2)     $       (55)

   ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES

      Source (use) of cash from change in
         operating assets and liabilities:

         Accounts receivable                               -               14
         Accounts payable and accrued expenses            (3)              54
                                                  ----------       ----------
            NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                          (5)              13

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan from shareholder                                8                -
                                                  ----------       ----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES               8                -

INCREASE IN CASH AND CASH EQUIVALENTS                      3               13
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           1               36
                                                  ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $        4       $       49
                                                  ==========       ==========

















                See accompanying notes to financial statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - On August 19, 2002 Franklin Electronic Publishers, Inc. sold its approximately 82% interest in Voice Powered Technology International, Inc. to Belle Group, Ltd. for $100,000 in cash. Concurrent with the sale all amounts due to Franklin by the Company were forgiven, this resulted in approximately $1,908,000 of income from the forgiveness of debt.

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

On August 19, 2002 Franklin Electronic Publishers, Inc. sold all of its interest in Voice Powered Technology International, Inc. to Belle Group, Ltd. for $100,000 in cash. In connection with the sale, Franklin forgave all debt of the Company owed to Franklin, aggregating $1,908,000.

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

Plan of Operation

The Company continues to seek to acquire assets or shares of an entity actively engaged in business in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates has engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this report.

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

Results of Operations

Three months ended March 31, 2003:

The Company had no sales or gross margin in the quarters ended March 31, 2003 and 2002.

Total operating costs for the three months ended March 31, 2003 were $2,000; this is a decrease of $41,000 compared to the three months ended March 31, 2002. Reductions in costs are due to the company's efforts to minimize costs until an acquisition is consummated.

Total interest expense for the quarter ended March 31, 2003 was $0. Total interest expense for quarter ending March 31, 2002 was $12,000. Interest expense consisted of interest on the Company's loans payable to Franklin.

Liquidity

In accordance with the sale of all of Franklin's interest in the Company, all monies owed to Franklin by the Company were forgiven. The Company currently owes no monies and has no outstanding liabilities.

As of March 31, 2003, the Company had an accumulated deficit of $102,000 and no working capital. .

The Belle Group Ltd., the Company's principal shareholder, has agreed to continue provide financing for the current minimal operations of the Company and to satisfy its working capital requirements. The Company may seek outside funding if necessary, however there is no assurance that such funding will be available or if available, at favorable rates or acceptable terms and/or conditions.

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

Item 6.  Exhibit and Reports on Form 8-K

(a)      Exhibits:

         99.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Form 8-K:

         None


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 19, 2003       Voice Powered Technology International, Inc.



                               By:  /s/  Harold S. Fleischman ,
                                    -----------------------------------------
                                    Harold S. Harold S. Fleischman, President