Form 10QSB/A
period 2003-03-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2003-06-12
CIK 890447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


     As of March 31, 2003, 92,970,027 shares of Common Stock were outstanding.

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

         99.2 Revised Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)      Form 8-K:

         None


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  June 12, 2003           Voice Powered Technology International, Inc.



                               By:  /s/  Harold S. Fleischman
                                    -----------------------------------------
                                    Harold S. Harold S. Fleischman, President