Form 10QSB
period 2003-06-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2003-08-07
CIK 890447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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


     As of June 30, 2003, 92,970,027 shares of Common Stock were outstanding.

PART I  -  FINANCIAL INFORMATION
----------------------------------

Item 1.  Financial Statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)

                                                June 30, 2003  December 31, 2002
                                                -------------  -----------------
                                    ASSETS
CURRENT ASSETS                      ------

    Cash                                        $           1    $           1
    Accounts receivable                                     -                -
                                                -------------    -------------

    TOTAL CURRENT ASSETS                                    1                1

PROPERTY AND EQUIPMENT

    Equipment                                               -                -
    Less accumulated depreciation                           -                -
                                                -------------    -------------
                                                            -                -
                                                -------------    -------------
OTHER ASSETS                                                -                -
                                                -------------    -------------
TOTAL ASSETS                                    $           1    $           1
                                                =============    =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES

    Loans Payable - Shareholder                            11                -
    Accounts payable and accrued expenses - other           1                7

                                                -------------    -------------
    TOTAL CURRENT LIABILITIES                              12                7
                                                -------------    -------------
SHAREHOLDERS' EQUITY (DEFICIT)
    Common  stock, $.001 stated value - 100,000,000
          shares authorized; 92,970,027 issued and
          outstanding                                      94               94
    Accumulated deficit                                  (105)            (100)
                                                -------------    -------------
    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                  (11)              (6)
                                                -------------    -------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $           1    $           1
                                                =============    =============


                 See accompanying notes to financial statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             SATEMENT OF OPERATIONS
                        (in thousands, ecept share data)
                                  (unaudited)



                                             Three Months         Three Months
                                                Ended                Ended
                                            June 30, 2003         June 30, 2002
                                           -------------          -------------

Net Sales                                  $           -          $           -

Costs and expense

    General and administrative                         3                      2
                                           -------------          -------------
          Total costs and expenses                     3                      2
                                           -------------          -------------
Operating Income (loss)                               (3)                    (2)

Other income (expense):
           Interest expense                            -                    (13)
                                           -------------          -------------
Net Income (Loss)                          $          (3)         $         (15)
                                           =============          =============
Net Income (Loss) per share:               $           -          $           -
                                           -------------          -------------

Weighted average common shares outstanding    92,970,027             90,245,360
                                           =============          =============





















                 See accompanying notes to financial statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                        (in thousands, ecept share data)
                                  (unaudited)


                                              Six Months        Six Months
                                                Ended              Ended
                                            June 30, 2003      June 30, 2002
                                            -------------      -------------

Net Sales                                   $           -      $           -

Costs and expense

     General and administrative                         5                 45
                                            -------------      -------------
           Total costs and expenses                     5                 45
                                            -------------      -------------
Operating Income (loss)                                (5)               (45)

Other income (expense):
     Interest expense                                   -                (25)
                                            -------------      -------------
Net Income (Loss)                           $          (5)     $         (70)
                                            =============      =============
Net Income (Loss) per share:                $           -      $           -
                                            -------------      -------------
Weighted average common shares outstanding     92,970,027         90,245,360
                                            =============      =============
























                 See accompanying notes to financial statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                  Six Months       Six Months

                                                    Ended            Ended
                                                June 30, 2003    June 30, 2002
                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET LOSS                                      $         (5)    $        (70)

  ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES

    Source (use) of cash from change in
      operating assets and liabilities:


      Accounts receivable                                  -               18

      Accounts payable and accrued expenses               (6)              63
                                                ------------     ------------
        NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                             (11)              11

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan from shareholder                               11                -
                                                ------------     ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            11                -

INCREASE IN CASH AND CASH EQUIVALENTS                      -               11

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           1               36
                                                ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $          1               47
                                                ============     ============
















                 See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - On August 19, 2002 Franklin Electronic Publishers, Inc. sold its approximately 82% interest in Voice Powered Technology International, Inc. to Belle Group, Ltd. for $100,000 in cash. Concurrent with the sale all amounts due to Franklin by the Company were forgiven, this resulted in approximately $1,908,000 of income from the forgiveness of debt.

Results of Operations
---------------------
Three months ended June 30, 2003:
---------------------------------
The Company had no sales or gross margin in the quarters ended June 30, 2003 and 2002.

Total operating costs for the three months ended June 30, 2003 were approximately $3,000; this is an increase of $1,000 compared to the three months ended June 30, 2002. Operating costs for the Company relate to general and administrative expenses necessary to maintain its ongoing operations. The Company continues to make an effort to minimize costs until an acquisition is consummated.

Total interest expense for the quarter ended June 30, 2003 was $0. Total interest expense for quarter ending June 30, 2002 was $13,000. Interest expense consisted of interest on the Company's loans payable to Franklin.

Six months ended June 30, 2003:
-------------------------------
The Company had no sales or gross margin in the quarters ended June 30, 2003 and 2002.

Total operating costs for the six months ended June 30, 2003 were approximately $5,000; this is a decrease of $40,000 compared to the six months ended June 30, 2002. Operating costs for the Company relate to general and administrative expenses necessary to maintain its ongoing operations. The Company continues to make an effort to minimize costs until an acquisition is consummated.

Total interest expense for the quarter ended June 30, 2003 was $0. Total interest expense for quarter ending June 30, 2002 was $25,000. Interest expense consisted of interest on the Company's loans payable to Franklin.

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

Results of Operations

Three months ended June 30, 2003:

The Company had no sales or gross margin in the quarters ended June 30, 2003 and 2002.

Total operating costs for the three months ended June 30, 2003 were approximately $3,000; this is an increase of $1,000 compared to the three months ended June 30, 2002. Operating costs for the Company relate to general and administrative expenses necessary to maintain its ongoing operations. The Company continues to make an effort to minimize costs until an acquisition is consummated.

Total interest expense for the quarter ended June 30, 2003 was $0. Total interest expense for quarter ending June 30, 2002 was $13,000. Interest expense consisted of interest on the Company's loans payable to Franklin which were extinguished in August 2002.

Six months ended June 30, 2003:

The Company had no sales or gross margin in the quarters ended June 30, 2003 and 2002.

Total operating costs for the six months ended June 30, 2003 were approximately $5,000; this is a decrease of $40,000 compared to the six months ended June 30, 2002. Operating costs for the Company relate to general and administrative expenses necessary to maintain its ongoing operations. The Company continues to make an effort to minimize costs until an acquisition is consummated.

Total interest expense for the quarter ended June 30, 2003 was $0. Total interest expense for quarter ending June 30, 2002 was $25,000. Interest expense consisted of interest on the Company's loans payable to Franklin which were extinguished in August 2002.

As of June 30, 2003, the Company had an accumulated deficit of $105,000 and no working capital.

The Belle Group Ltd., the Company's principal shareholder, has agreed to continue provide financing for the current minimal operations of the Company and to satisfy its working capital requirements. The Company may seek outside funding if necessary, however there is no assurance that such funding will be available or if available, at favorable rates or acceptable terms and/or conditions.


ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of Voice Powered Technology International Inc.'s ("VPTI") management, including its principal executive officer and principal financial officer, VPTI has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, its principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in VPTI's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, VPTI's internal control over financial reporting.


Disclosure controls and procedures are VPTI's controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         99.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         99.2 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)      Form 8-K:

         None



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 6, 2003          Voice Powered Technology International, Inc.



                               By:  /s/  Harold S. Fleischman
                                    -----------------------------------------
                                    Harold S. Harold S. Fleischman, President