Form 10QSB
period 2003-09-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2003-11-14
CIK 890447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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


  As of September 30, 2003, 92,970,027 shares of Common Stock were outstanding.

PART I  -  FINANCIAL INFORMATION
----------------------------------
Item 1.  Financial Statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)
                                                    September 30, December 31,
                                                        2003          2002
                                                    ------------- ------------
                        ASSETS
                        ------
CURRENT ASSETS
    Cash                                            $          2  $         1
    Accounts receivable                                        -            -
                                                    ------------  -----------

    TOTAL CURRENT ASSETS                                       2            1


PROPERTY AND EQUIPMENT
    Equipment                                                  -            -
    Less accumulated depreciation                              -            -
                                                    ------------  -----------

                                                               -            -
                                                    ------------  -----------
OTHER ASSETS                                                   -            -
                                                    ------------  -----------
TOTAL ASSETS                                        $          2  $         1
                                                    ============  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES
    Loans Payable - Shareholder                     $         14  $         -
    Accounts payable and accrued
       expenses - other                                        1            7
                                                    ------------  -----------
    TOTAL CURRENT LIABILITIES                                 15            7
                                                    ------------  -----------
SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 stated value -
       100,000,000 shares authorized;
       92,970,027 issued and outstanding
                                                             94            94
    Accumulated deficit                                    (107)         (100)
                                                    -----------   -----------
    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                    (13)           (6)
                                                    -----------   -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $         2   $         1
                                                    ===========   ===========



                 See accompanying notes to financial statements
                                       2

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)

                                                 Three Months   Three Months
                                                    Ended          Ended
                                                 September 30,  September 30,
                                                    2003           2002
                                                 -------------  -------------

Net Sales                                        $          -   $          -

Costs and expense
 General and administrative                                 2              -
                                                 ------------   ------------

            Total costs and expenses                        2              -
                                                 ------------   ------------

Operating Income (loss)                                    (2)             -

Other income (expense):

 Forgiveness of debt                                        -          1,908

 Interest expense                                           -             (4)

 Other                                                      -              3
                                                 ------------   ------------
Net Income (Loss)                                $         (2)  $      1,907
                                                 ============   ============
Net Income (Loss) per share:                     $          -   $       0.02
                                                 ------------   ------------

Weighted average common shares outstanding         92,970,027     90,245,360
                                                 ============   ============



















                 See accompanying notes to financial statements

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)

                                                  Nine Months    Nine Months
                                                     Ended          Ended
                                                  September 30,  September 30,
                                                      2003           2002
                                                  -------------  -------------
Net Sales                                         $          -   $          -

Costs and expense
 General and administrative                                  7             45
                                                  ------------   ------------

           Total costs and expenses                          7             45
                                                  ------------   ------------

Operating Income (loss)                                     (7)           (45)

Other income (expense):

 Forgiveness of debt                                         -          1,908

 Interest expense                                            -            (29)

 Other                                                       -              3
                                                  ------------   ------------
Net Income (Loss)                                 $         (7)  $      1,837
                                                  ============   ============
Net Income (Loss) per share:                      $          -   $       0.02
                                                  ------------   ------------
Weighted average common shares outstanding          92,970,027     90,245,360
                                                  ============   ============





















                 See accompanying notes to financial statements
                                       4

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                       (in thousands, except share data)
                                  (unaudited)

                                                  Nine Months    Nine Months
                                                     Ended          Ended
                                                  September 30,  September 30,
                                                      2003           2002
                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME (LOSS)                               $         (7)  $      1,837

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES

    Source (use) of cash from change in
      operating assets and liabilities:


      Accounts receivable                                    -             19

      Other Assets                                           -             21

      Accounts payable and accrued expenses                 (6)        (1,913)
                                                  ------------   ------------
        NET CASH PROVIDED BY (USED IN)

        OPERATING ACTIVITIES                               (13)           (36)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Loan from shareholder                                 14              -
                                                  ------------   ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                 14              -

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1            (36)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1             36
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $          2              -
                                                  ============   ============












                 See accompanying notes to financial statements
                                       5

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Results of Operations
---------------------
Three months ended September 30, 2003:
--------------------------------------
The Company had no sales or gross margin in the quarters ended September 30, 2003 and 2002.

Total operating costs for the three months ended September 30, 2003 were approximately $2,000; this is an increase of $2,000 compared to the three months ended September 30, 2002. Operating costs for the Company relate to general and administrative expenses necessary to maintain its ongoing operations. The Company continues to make an effort to minimize costs until an acquisition is consummated.

Total interest expense for the quarter ended September 30, 2003 was $0. Total interest expense for quarter ending September 30, 2002 was $4,000. Interest expense consisted of interest on the Company's loans payable to Franklin.

The Company had $1,908,000 of income from the forgiveness of debt for the quarter ending September 30, 2002. The forgiveness of debt resulted from Franklin forgiving all debts owed to it by the Company prior to selling its 82% interest in the Company to the Belle Group in August of 2002.

Nine months ended September 30, 2003:
-------------------------------------
The Company had no sales or gross margin in the quarters ended September 30, 2003 and 2002.

Total operating costs for the nine months ended September 30, 2003 were approximately $7,000; this is a decrease of $38,000 compared to the nine months ended September 30, 2002. Operating costs for the Company relate to general and administrative expenses necessary to maintain its ongoing operations. The Company continues to make an effort to minimize costs until an acquisition is consummated.

Total interest expense for the nine months ended September 30, 2003 was $0. Total interest expense for the nine months ending September 30, 2002 was $29,000. Interest expense consisted of interest on the Company's loans payable to Franklin.

The Company had $1,908,000 of income from the forgiveness of debt for the nine months ending September 30, 2002. The forgiveness of debt resulted from Franklin forgiving all debts owed to it by the Company prior to selling its 82% interest in the Company to the Belle Group in August of 2002.



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

Item 6.  Exhibit and Reports on Form 8-K

(a)      Exhibits:

         99.1     President and Chief Financial Officer
                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     President and Chief Financial Officer
                  Certification pursuant to Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934.



(b)      Form 8-K:

         None



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 14, 2003           Voice Powered Technology International, Inc.



                               By:  /s/  Harold S. Fleischman
                                    -----------------------------------------
                                    Harold S. Harold S. Fleischman, President