Form 10KSB
period 2003-12-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2004-02-24
CIK 890447

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2003

                               Commission File No.
                                     1-11476

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
           (Exact name of the registrant as specified in its charter)

           California                                      95-3977501
 (State or other jurisdiction of              (IRS Employer Identification No.)
  Incorporation or organization)


                       15915 Ventura Boulevard, Suite 301
                            Encino, California 91436
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (818) 783-0393

       Securities registered under Section 12(b) of the Exchange Act: None

                 Name of each exchange on which registered: None

      Securities registered under Section 12(g) of the Exchange Act: Common
                            Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Voice Powered Technology International, Inc.'s revenues for the year ended December 31, 2003 were $0.

The aggregate market value of the issuer's Common Stock held by non-affiliates as of February 23, 2004, based on the closing price on that date, was approximately $230,000.

As of February 23, 2004, there were 92,970,027 shares of Voice Powered Technology International, Inc. Common Stock, $.001 par value, outstanding.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

                                TABLE OF CONTENTS


     PART I.                                                            PAGE
                                                                        ----

Item 1.  Business                                                         4
Item 2.  Properties                                                      11
Item 3.  Legal Proceedings                                               11
Item 4.  Submission of Matters to a Vote of Security Holders             11

     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                             12
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12
Item 7.  Financial Statements                                            14

     PART III

Item 8.  Disagreements on Accounting and Financial Disclosure            27
Item 8A. Controls & Procedures                                           27
Item 9.  Directors and Executive Officers of the Registrant              27
Item 10. Executive Compensation                                          27
Item 11. Security Ownership of Certain Beneficial Matters Owners and
         Management and Related Stockholder                              29
Item 12. Certain Relationships and Related Transactions                  29

     PART IV

Item 13. Exhibits, Financial Statements Schedules, and Reports on
         Form 8-K                                                        30
Item 14. Principal Accountant Fees and Services                          31

PART I
--------------------------------------------------------------------------------
Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the word "should" are forward looking statements that involve risks to and uncertainties in the Company's business and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

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

Effective March 31, 2001, the Company discontinued its operations.

On August 19, 2002, Franklin sold its 74,258,788 shares of the Company's common stock, equal to an approximately 82% interest in the Company, to Belle Group, Ltd. Concurrent with the sale, all amounts due and owing to Franklin by the Company were forgiven. This resulted in approximately $1,908,000 of income from the forgiveness of debt.

Plan of Operations
------------------
The Company has had no business operations since March 2001. Since August 2002, after a change in control and management, the Company's objective has been to acquire a company that will have experienced management and opportunities for growth in exchange for its securities.

General Business Plan
---------------------
The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the Securities Act of 1934 ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

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

Acquisition Opportunities
-------------------------
In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

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

With respect to any merger or acquisition and depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with assets and expectations of growth. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

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

As stated herein above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition
-----------
The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined, extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Investment Company Act of 1940
------------------------------
Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company believes that, currently, it is exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

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

The Company has received a notice from a third party, which alleges that the Company's products infringe on the proprietary rights of such third party, but no legal proceedings have been commenced. There can be no assurance that proceedings claiming infringement by the Company with respect to its past, current or future activities will not be initiated by that third party or others. If such proceedings are initiated and the Company is unsuccessful in defending such proceedings, there could be a material adverse effect on the Company's business.

Scarcity of, and competition for business opportunities and combinations.

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

The Company has not executed any formal agreement for a business combination or other transaction and no standards for business combinations.

The Company has not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter in to a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.



Reduction of percentage share ownership following business combination and possible dilution.

The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company. In addition, any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of the shares held by the Company's then shareholders, including significant reverse stock splits.

The Company does not anticipate paying cash dividends on its common stock.

The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

Patents and Copyrights
----------------------
The Company has a trademark registration in the United States on the mark IQ Voice.

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

Employees
---------
Since August 1, 1999, the Company has not employed any persons. The Company entered into a contract with Franklin for Franklin to provide the Company with warehousing, distribution, financial, and manufacturing management services. The contract terminated in August 2002. The executive officers of the Company are not paid any amounts by the Company in connection with the services performed for the Company.

Item 2.  Description of Property

In August 1999, the Company's operations were relocated to Franklin's facility in Burlington, New Jersey. In September 2002, the Company's offices were relocated to office space supplied by its President at 15915 Ventura Boulevard, Suite 301, Encino, California 91436. This space is provided to the Company on a rent-free basis, and it is anticipated that this arrangement will remain until such time as the Company consummates a merger or acquisition. Management believes that their arrangement will meet the Company's needs for the foreseeable future.

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
                       --------------------
                               Bid Prices
                         --------------------
                            High          Low
                          ------       ------
        Calendar 2002
        -------------
        First Quarter       0.01         0.01
        Second Quarter      0.01         0.01
        Third Quarter       0.01         0.01
        Fourth Quarter      0.02         0.01

        Calendar 2003
        -------------
        First Quarter       0.01         0.01
        Second Quarter      0.01         0.01
        Third Quarter       0.01         0.01
        Fourth Quarter      0.06         0.01

At February 23, 2004, there were 92,970,027 shares of Common Stock outstanding, which were held by approximately 631 shareholders of record. Belle Group, Ltd. owns 74,258,788 shares of the Common Stock.

The Company has never paid any dividends to its common stock shareholders. Additionally, the Company does not intend to pay or declare any future cash dividends or special payments of cash, stock or to make any other distributions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------
Voice Powered Technology International, Inc. (the "Company"), incorporated in California in June 1985, began active operations in January 1990. The Company was formed to develop, market, and distribute low-cost voice recognition and voice activated products on a worldwide basis, both directly and through licensing agreements. From January 1990 until July 1992, the Company operated as a development stage enterprise.

Effective March 31, 2001, the Company discontinued its operations.

On August 19, 2002, Franklin sold its 74,258,788 shares of the Company's common stock, equal to an approximately 82% interest in the Company, to Belle Group, Ltd. Concurrent with the sale, all amounts due and owing to Franklin by the Company were forgiven. This resulted in approximately $1,908,000 of income from the forgiveness of debt.

Results of Operations
---------------------
The Company had no sales for the years ended December 31, 2003 or December 31, 2002.

The company had no cost of goods sold for the years ended December 31, 2003 or December 31, 2002.

Total operating costs for the twelve months ended December 31, 2003 decreased by $36,000 to $16,000 compared with $52,000 in the prior year. The year-to-year reduction in operating expense is a result of the sale of an approximately 82% interest in the Company to Belle Group, Ltd. The Company's objective has been to sustain the minimum operating costs of the Company until such time an appropriate acquisition can be completed.

Interest expense for the year ended December 31, 2003 was $0 compared to $29,100 in the prior year. The decrease was the result of Franklin (the Company's former parent) forgiving all debts owed to it by the Company in August 2002 in conjunction with the sale of an approximately 82% interest in the Company to Belle Group, Ltd.

The Company had no income from the forgiveness of debt for the year ended December 31, 2003 as compared to $1,908,000 for the year ended December 31, 2002. The forgiveness of debt resulted from Franklin forgiving all debts owed to it by the Company prior to selling its 82% interest in the Company to the Belle Group, Ltd. in August 2002.

The Company had net loss of $16,000 for the year ended December 31, 2003 as compared to net income of $1,827,000 for the year ended December 31, 2002. This was the result of the debt forgiveness. The Company had no operations for the years ended December 31, 2003 or December 31, 2002.

Liquidity
---------
On August 19, 2002, Franklin sold its 74,258,788 shares of the Company's common stock, equal to an approximately 82% interest in the Company, to Belle Group, Ltd.

As a condition to the sale of its ownership in the Company to Belle Group, Ltd. in August 2002, Franklin forgave all monies owed to it by the Company. This forgiveness of debt resulted in income to the Company of approximately $1,908,000.

As of December 31, 2003, the Company had an accumulated deficit of $116,000 and negative working capital of $18,000, which primarily consists of loans payable to shareholders.

The Company's major shareholder has provided the Company with its financial resources. The shareholder has agreed to provide continuous support to enable the Company to satisfy its working capital until the Company changes control or it develops its own business and revenues. Without outside funding the Company is totally dependent upon its major shareholder. The Company has been exploring various alternatives, such as an equity or debt private placement, to raise new capital, but there can be no assurances that the Company will ultimately be successful in this regard.

Item 7. Financial Statements


                          Independent Auditor's Report
                          ----------------------------

March 27, 2003

The Board of Directors
Voice Powered Technologies International, Inc.
Los Angeles, California

We have audited the accompanying statements of operations, shareholder's deficit, and cash flows of Voice Powered Technologies International, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, result of operations and cash flows of Voice Powered Technologies International, Inc. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Beckman Kirkland & Whitney
------------------------------
Beckman Kirkland & Whitney
Agoura Hills, California

The Board of Directors
Voice Powered Technologies International, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of Voice Powered Technologies International, Inc. as of December 31, 2003, and the related statements of operations, shareholder's deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voice Powered Technologies International, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Stonefield Josephson, Inc.
------------------------------
CERTIFIED PUBLIC ACCOUNTANTS
Santa Monica, California
February 19, 2004

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
                        (in thousands, except share data)

                                                                 2003
                                                            -------------
                                          ASSETS
CURRENT ASSETS
     Cash                                                  $            1
     Accounts receivable                                                -
                                                           --------------

     TOTAL CURRENT ASSETS                                               1
                                                           --------------
TOTAL ASSETS                                               $            1
                                                           ==============
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                 $            2
     Loans payable to shareholders                                     18
                                                           --------------
     TOTAL CURRENT LIABILITIES                                         20
                                                           --------------
SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 stated value - 100,000,000
       shares authorized; 92,970,027 and 92,840,027
       issued and outstanding at December 31, 2003
       and 2002, respectively                                          97
     Accumulated deficit                                             (116)
                                                           --------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                             (19)
                                                           --------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $            1
                                                           ==============



















                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                        (in thousands, except share data)


                                               2003                 2002
                                        -----------------    -----------------
Net Sales                                 $           -        $            -
Costs and expense
   General and administrative                        16                    52

         Total costs and expenses                    16                    52
                                          -------------        --------------
Operating (loss)                                    (16)                  (52)

Other income (expense):
         Forgiveness of debt (Note 5)                 -                 1,908
         Interest expense                             -                   (29)
                                          -------------        --------------
Net Income (Loss)                         $         (16)       $        1,827
                                          =============        ==============
Net Income per share:                     $       (0.00)       $         0.02
                                          -------------        --------------
Weighted average common shares
         outstanding                         92,970,027            92,840,027
                                          =============        ==============




























                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                 (in thousands)

                                                          2003          2002
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                 $       (16)  $      1,827
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Stock issued for services                                -              4
      Gain on sale of assets                                   -              -
      Gain from forgiveness of debt                            -         (1,908)
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Decrease in receivables                                  -             19
      Decrease in Inventories                                  -              -
      Decrease in other assets                                 -             21
      (Decrease) increase in accounts payable and
         accrued expenses                                     (2)             2
                                                     -----------   ------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (18)           (35)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loans from shareholders                                 18              -
                                                     -----------   ------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES             18              -

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               -            (35)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1             36
                                                     -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $         1   $          1
                                                     ===========   ============






















                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003
                                 (in thousands)

                           -------------
                           Common Stock
                           ------------- ---------- ----------- ----------------
                                         Additional
                                         Paid in    Accumulated  Stockholders'
                           Shares Amount Capital      Deficit   Equity (Deficit)
                           ------ ------ ---------- ----------- ----------------
Balance December 31, 2001  90,240 $  90  $       -  $  (1,927)     $    (1,837)
Stock issued for services   2,600 $   3  $       1  $       -      $         4
Net Income                                          $   1,827      $     1,827
                           ------ -----  ---------  ---------      -----------
Balance December 31, 2002  92,840 $  93  $       1  $    (100)     $        (6)

Stock issued for services     130 $   2  $       1  $       -      $         3
Net Income (Loss)               - $   -  $       -  $     (16)     $       (16)
                           ------ -----  ---------  ---------      -----------
Balance December 31, 2003  92,970 $  95  $       2  $    (116)     $       (19)
                           ====== =====  =========  =========      ===========
































                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts.

Revenue Recognition: The Company recognizes revenue upon shipment of product.
-------------------

Cash and Cash Equivalents:  The Company considers all highly liquid  investments
-------------------------
purchased with an original maturity of three months or less to be cash equivalents.

Property  and  Equipment:  Property  and  equipment  are  stated at cost and are
------------------------
depreciated on a straight-line basis using estimated useful lives, which range from 2-7 years.

Patents and Technology Rights: Patents and technology rights are expensed when
-----------------------------
management believes they provide no future benefit.

Loss Per Share: Loss per share is based on the weighted average number of common
--------------
shares outstanding during each period presented. There were no outstanding stock options or warrants for the years ended December 31, 2003 and 2002.

Income Taxes: The Company utilizes Statement of Financial  Accounting  Standards
------------
No. 109, "Accounting for Income Taxes" (SFAS No. 109). This standard employs an asset and liability approach in accounting for income taxes, the objective of which is to recognize the amount of current and deferred taxes payable or receivable at the date of the financial statements using the provisions of enacted tax laws.

Fair  Value  of  Financial  Instruments:  The  carrying  values  of  cash,  cash
---------------------------------------
equivalents, restricted cash, accounts receivable, accounts payable, and loan payable approximate their fair values because of the short maturity of these instruments.

New Accounting Pronouncements:
-----------------------------
In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.


In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

In December 2003 the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.


In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

Note 2 - BUSINESS

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

Effective March 31, 2001, the Company discontinued its operations.

On August 19, 2002, Franklin Electronic Publishers, Inc. sold its approximately 82% interest in the Company, to Belle Group, Ltd. for $100,000 in cash. Concurrent with the sale, all amounts due and owing to Franklin by the Company were forgiven. This resulted in approximately $1,908,000 of income from the forgiveness of debt. The Company does not use business line reporting in its internal financial reporting.

Note 3 - LOANS PAYABLE

On August 19, 2002 Franklin sold its 82% interest in the company to the Belle Group Ltd. As part of the purchase agreement Franklin forgave all of the debt owed to it by the Company, which was approximately $1,908,000.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

The Company's major shareholder has provided the Company with its financial resources. The shareholder has agreed to provide continuous support to enable the Company to satisfy its working capital. Without outside funding the Company is totally dependent upon its major shareholder. For the year ended December 31, 2003, loans payable to shareholders was $18,000.

Note 4 - CAPITAL STOCK

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

On August 19, 2002, Franklin sold its 74,258,788 shares of the Company's common stock, equal to an approximately 82% interest in the Company, to Belle Group, Ltd.

Note 5 - SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 2003 and 2002, interest expense due Franklin totaling $0 and $29,100, respectively, was accrued and unpaid.

 Note 6 - INCOME TAXES

The Company's provision for income taxes is as follows:

                               -----------------   -----------------
                               December 31, 2003   December 31, 2002
                               -----------------   -----------------
  Federal Income Taxes         $            -      $            -
                               -----------------   -----------------
  Provision for income taxes   $            -      $            -
                               =================   =================

A reconciliation between the statutory federal tax rate and the Company's effective tax rate is as follows:
                                     -----------------   -----------------
                                     December 31, 2003   December 31, 2002
                                     -----------------   -----------------
  Statutory federal income tax rate         (34%)               34%
  State income taxes                          -                  -
  Utilization of NOL carryforward             0%               (34%)
  Valuation allowance adjustment             34%                 -
                                      ----------------   -----------------
Effective tax rate                            0%                 0%
                                      ================   =================

Unused net operating losses of approximately $27,000,000 are available as of December 31, 2003 to offset future years' federal taxable income, and expire

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

through 2013. Under federal tax law IRC Section 382, certain significant changes in ownership of the Company may restrict future utilization of these carry-forwards. On August 19, 2002, a significant change in ownership did occur when the Belle Group Ltd. purchased approximately 82% of stock in Voice Powered Technology International previously owned by Franklin for $100,000. Based on the guidelines stipulated by this code, this ownership change results in a limitation of net operating losses calculated as the value of the old loss corporation multiplied by the federal long-term tax-exempt rate. Based on the purchase price of $100,000, the valuation of the Company was $122,000 as of August 19, 2002. The long-term tax-exempt rate was 4.91%. This limits the use of these unused net operating losses to approximately $6,000 per year.

Based on the net operating loss carryforwards, the Company has a deferred tax asset of approximately $11,000,000 as of December 31, 2003. In addition, the Company has research and development tax credits of approximately $250,000 and $123,000 for Federal and California tax purposes respectively. They will begin to expire in 2007. The Company has a valuation allowance equal to, and which offsets, the net deferred tax asset as the Company cannot conclude that it is more likely than not the net deferred tax asset will be realized and due to the limitations on the utilization of the net operating loss carryforwards resulting from the recent ownership change.


Note 7 - RELATED PARTY TRANSACTIONS

On August 19, 2002 Franklin sold its 82% interest in the company to the Belle Group Ltd. As part of the purchase agreement Franklin forgave all of the debt owed to it by the Company, which was approximately $1,908,000.

                                    PART III


Item 8. Disagreements on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

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

  -------------------- ----------------------------- ---- -------------
                                                          Year Became a
  Name                 Principal Occupation          Age  Director
  -------------------- ----------------------------- ---- -------------
  Harold S. Fleischman President and Chief Financial 60       2002
                       Officer and Director
  Robert Larcara       Secretary and Director        49       2002
  Gary Saderup         Director                      53       2003

No family relationship exists between any director and executive officer of the Company.

Harold S. Fleischman
--------------------
Mr. Fleischman has practiced law in California for over 30 years and maintains a private practice in Encino, California, at the Encino Law Center, a building of which he is one of the founders/owners. He earned a Bachelor's degree and Law degree from UCLA.

Robert Larcara
--------------
Mr. Larcara is Founder President of Commonwealth Financial Mortgage Services established in 1988. He has been a California-licensed mortgage broker/real estate broker for over 20 years. He has a Bachelor of Science degree from the University of Wisconsin-Milwaukee.

Gary Saderup
------------
Mr. Saderup has been an Artist Publisher and businessman for the past 28 years. He has sold his work in the U.S., Japan, Australia, the United Kingdom, Germany, Canada, and South Africa. Mr. Saderup studied at Bringham Young University, the University of Hawaii and The Art Center College of Design. Prior to this, he worked as a professional actor and director.

Committees
----------
Currently, the Board of Directors has no separate audit, nominating or compensation committees and acts as such as an entire Board.

Item 10. Executive Compensation

Gregory J. Winsky, the Company's Chief Executive Officer from September 1998 until August 2002, has never received any compensation from the Company or any of its subsidiaries.

Mr. Harold S. Fleischman, the Company's President and Chief Financial Officer was not paid any compensation in 2003 or 2002. No compensation was paid to any other officer during the last fiscal year.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company's common stock as of February 23, 2004 by: (a) each person known by the Company to be the beneficial owner of more than five percent of its common stock; (b) each director of the Company; and (c) all officers and directors of the Company as a group.




                                     ------------      -------------
                                        Amount
       Name and Address of           Beneficially       Percent of
        Beneficial Owner                Owned              Class
                                     ------------      -------------
    Belle Group, Ltd.                  74,258,788          80.0%
       23679 Calabasas Road #412
       Calabasas, California 91302
    Harold S. Fleischman                1,000,000           1.0%
       15915 Ventura Blvd. #301
       Encino, California 91436
    Robert Larcara                        400,000             *
       15915 Ventura Blvd. #301
       Encino, California 91436
    Gary Saderup                          130,000             *
       15915 Ventura Blvd. #301
       Encino, California 91436
     All officers and directors         1,530,000           1.3%
       as a Group (3 persons)

      *   Less than 1%



Based upon a review of the filings furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 and on representations from its executive officers and directors and Franklin, all filing requirements of Section 16(a) of said Act were complied with in a timely manner during 2003.


Item 12.  Certain Relationships and Related Transactions

The Company has engaged in various transactions with Franklin Electronic Publisher, Inc., who prior to August 2002 owned the approximately 80% of the Company now owned by Belle Group, Ltd. Such transactions are more fully described elsewhere in this Form 10-KSB.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits: See Exhibit Index

(b) No Reports on Form 8-K were filed during the Company's last quarter.

EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------
*3(a)             Articles of Incorporation, as amended
3(aa)             Certificate of Amendment of Articles of Incorporation dated
                  May 12, 1998
*3(b)             Bylaws, as amended
*4(c)             Specimen of Common Stock Certificate of Registrant
*10(h)            Leases for Canoga Park, California
*10(hh)           Additional Leases for Canoga Park, California
**10(hhh)         Additional Leases for Canoga Park and Chatsworth, California
***10(hhhh)       Lease for Executive Offices, Sherman Oaks, California
(1)10.6           Letter of Intent from Franklin Electronic Publishers, Inc.
(1)10.6.1         Security Agreement with Franklin Electronic Publishers, Inc.
(1)@10.6.2        Purchase and Loan Agreement with Franklin Electronic
                  Publishers, Inc.
(1)@10.6.3        Technology Transfer Agreement with Franklin Electronic
                  Publishers, Inc.
10.6.4            Revised Loan and Security Agreement with Franklin Electronic
                  Publishers, Inc. dated September 22, 1997
10.6.5            Letter Agreement of October 7, 1997 Regarding Post Petition
                  Financing Agreement and Loan and Security Agreement
10.6.6            Amendment to Loan and Security Agreement with Franklin
                  Electronic Publishers, Inc. dated September 22, 1997
(1)10.7           Lease for Executive Offices, Tarzana, California
(2)10.7.1         Amendment Number One Lease for Executive Officers, Tarzana,
                  California
(2)10.7.2         Amendment Number Two to Lease for Executive Officers, Tarzana,
                  California
(2)10.8           Disclosure Statement and Plan of Reorganization for Voice
                  Powered Technology International, Inc. dated as of January 21,
                  1998
(2)10.8.1         Order confirming Amended Disclosure Statement and Plan of
                  Reorganization for Voice Powered Technology International,
                  Inc. dated as of April 29, 1998
(4)10.9.1         Promissory Note dated May 12, 1998 executed by Voice Powered
                  Technology
                  International, Inc. in favor of Franklin Electronic
                  Publishers, Inc.
(4)10.9.2         Promissory Note dated May 12, 1998 executed by Voice Powered
                  Technology I International, Inc. in favor of Franklin
                  Electronic Publishers, Inc.
(4)10.10.1        Management Services Agreement dated July 31, 1999 between
                  Voice Powered Technology International, Inc. and Franklin
                  Electronic Publishers, Inc.
(4)10.10.2        Amendment to Management Services Agreement dated March 15,
                  2000 between Voice Powered Technology International, Inc. and

                  Franklin Electronic Publishers, Inc.
(3)16             Letter, dated September 8, 1998, from BDO Seidman LLP to SEC re Form 8-K
                  Statements
21                Subsidiaries:  None
(1)23             Consent of BDO Seidman LLP
(3)99             Voice Powered Technology International, Inc. Press Release,
                  dated September 11, 1998
--------------------------------------------------------------------------------
o Previously filed with, and incorporated herein by reference from, Registrant's Registration Statement on Form SB-2, File No. 33-50506, Effective October 20, 1993.

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


Item 14. Principal Accountant Fees and Services

(1)  Audit Fees

The aggregate fees billed for professional services rendered by Beckman Kirkland and Whitney, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $2,400 and $5,300, respectively. For the audit for the year ended December 31, 2003, the company expects to pay Stonefield Josephson, Inc. approximately $5,000.

(2)  Audit Related Fees

None.

(3)  Tax Fees

The aggregate fees billed for professional services rendered by Beckman Kirkland and Whitney, for the preparation of the registrant's tax returns, including tax planning for fiscal years 2003 and 2002 were $0 and $2,339, respectively.

(4)  All Other Fees

None.

(5)  Audit Committee Policies and Procedures

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


By /s/ Harold S. Fleischman
  -------------------------
       Harold S. Fleischman                                 February 24, 2004
       President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harold S. Fleischman         President, Chief Financial
-------------------------        Officer and Director       February 24, 2004
    Harold S. Fleischman


/s/ Robert Larcara               Director, Secretary        February 24, 2004
-------------------------
    Robert Larcara

/s/ Gary Saderup                 Director                   February 24, 2004
-------------------------
    Gary Saderup