Form 10KSB/A
period 2003-12-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2004-02-26
CIK 890447

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                                TABLE OF CONTENTS


     PART I.                                                            PAGE
                                                                        ----

Item 1.  Business                                                         4
Item 2.  Properties                                                      11
Item 3.  Legal Proceedings                                               11
Item 4.  Submission of Matters to a Vote of Security Holders             11

     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                             12
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12
Item 7.  Financial Statements                                            14

     PART III

Item 8.  Disagreements on Accounting and Financial Disclosure            26
Item 8A. Controls & Procedures                                           26
Item 9.  Directors and Executive Officers of the Registrant              26
Item 10. Executive Compensation                                          27
Item 11. Security Ownership of Certain Beneficial Matters Owners and
         Management and Related Stockholder                              28
Item 12. Certain Relationships and Related Transactions                  28

     PART IV

Item 13. Exhibits, Financial Statements Schedules, and Reports on
         Form 8-K                                                        29
Item 14. Principal Accountant Fees and Services                          30

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has discontinued operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
------------------------------
CERTIFIED PUBLIC ACCOUNTANTS
Santa Monica, California
February 19, 2004

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
                        (in thousands, except share data)

                                                                 2003
                                                            -------------
                                          ASSETS
CURRENT ASSETS
     Cash                                                  $            1
     Accounts receivable                                                -
                                                           --------------

     TOTAL CURRENT ASSETS                                               1
                                                           --------------
TOTAL ASSETS                                               $            1
                                                           ==============
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                 $            2
     Loans payable to shareholders                                     18
                                                           --------------
     TOTAL CURRENT LIABILITIES                                         20
                                                           --------------
SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 stated value - 100,000,000
       shares authorized; 92,970,027 and 92,840,027
       issued and outstanding at December 31, 2003
       and 2002, respectively                                           2
     Additional paid in capital                                        95
     Accumulated deficit                                             (116)
                                                           --------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                             (19)
                                                           --------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $            1
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

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                 (in thousands)

                                                          2003          2002
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                 $       (16)  $      1,827
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Stock issued for services                                3              4
      Gain on sale of assets                                   -              -
      Gain from forgiveness of debt                            -         (1,908)
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Decrease in receivables                                  -             19
      Decrease in Inventories                                  -              -
      Decrease in other assets                                 -             21
      (Decrease) increase in accounts payable and
         accrued expenses                                     (5)             2
                                                     -----------   ------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (18)           (35)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loans from shareholders                                 18              -
                                                     -----------   ------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES             18              -

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               -            (35)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1             36
                                                     -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $         1   $          1
                                                     ===========   ============



No amounts were paid for interest or taxes.


















                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003
                                 (in thousands)

                           -------------
                           Common Stock
                           ------------- ---------- ----------- ----------------
                                         Additional
                                         Paid in    Accumulated  Stockholders'
                           Shares Amount Capital      Deficit   Equity (Deficit)
                           ------ ------ ---------- ----------- ----------------
Balance December 31, 2001  90,240 $   -  $      90  $  (1,927)     $    (1,837)
Stock issued for services   2,600 $   1  $       3  $       -      $         4
Net Income                                          $   1,827      $     1,827
                           ------ -----  ---------  ---------      -----------
Balance December 31, 2002  92,840 $   1  $      93  $    (100)     $        (6)

Stock issued for services     130 $   1  $       2  $       -      $         3
Net Income (Loss)               - $   -  $       -  $     (16)     $       (16)
                           ------ -----  ---------  ---------      -----------
Balance December 31, 2003  92,970 $   2  $      95  $    (116)     $       (19)
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

Fair Value of  Financial  Instruments:  The  carrying  values of cash,  accounts
-------------------------------------
receivable, accounts payable and accrued expenses, and loan payable to shareholder approximate their fair values because of the short maturity of these instruments.

New Accounting Pronouncements:
-----------------------------
In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The adoption did not have a material impact to the Company's financial position or results of operations.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption did not have a material impact to the Company's Financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption did not have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption did not have a material impact to the Company's financial position or results of operations.

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

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

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

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption did not have a material impact to the Company's financial position or results of operations.

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

In December 2003 the FASB revised certain elements of FIN 46. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 will be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

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

Effective March 31, 2001, the Company discontinued its operations.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

The Company does not have operations and is considered dormant as defined in Statement of Financial Accounting Standards No. 7, so characterization as a development stage enterprise is not considered necessary.

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

Note 5 - INCOME TAXES

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
                               =================   =================

A reconciliation between the statutory federal tax rate and the Company's effective tax rate is as follows:

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


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
                                      ================   =================

Unused net operating losses of approximately $27,000,000 are available as of December 31, 2003 to offset future years' federal taxable income, and expire through 2013. Under federal tax law IRC Section 382, certain significant changes in ownership of the Company may restrict future utilization of these carry-forwards. On August 19, 2002, a significant change in ownership did occur when the Belle Group Ltd. purchased approximately 82% of stock in Voice Powered Technology International previously owned by Franklin for $100,000. Based on the guidelines stipulated by this code, this ownership change results in a limitation of net operating losses calculated as the value of the old loss corporation multiplied by the federal long-term tax-exempt rate. Based on the purchase price of $100,000, the valuation of the Company was $122,000 as of August 19, 2002. The long-term tax-exempt rate was 4.91%. This limits the use of these unused net operating losses to approximately $6,000 per year.

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


Note 6 - RELATED PARTY TRANSACTIONS

On August 19, 2002 Franklin sold its 82% interest in the company to the Belle Group Ltd. As part of the purchase agreement Franklin forgave all of the debt owed to it by the Company, which was approximately $1,908,000.

The Company uses office space furnished by its president. No amounts are recorded therefor in the accompanying financial statements as any such amount would be immaterial.

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


VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.


By /s/ Harold S. Fleischman
  -------------------------
       Harold S. Fleischman                                 February 25, 2004
       President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harold S. Fleischman         President, Chief Financial
-------------------------        Officer and Director       February 25, 2004
    Harold S. Fleischman


/s/ Robert Larcara               Director, Secretary        February 25, 2004
-------------------------
    Robert Larcara

/s/ Gary Saderup                 Director                   February 25, 2004
-------------------------
    Gary Saderup