Form 10QSB
period 2004-03-31
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2004-05-12
CIK 890447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

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



Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


    As of March 31, 2004, 92,970,027 shares of Common Stock were outstanding.

PART I  - FINANCIAL INFORMATION
----------------------------------

Item 1.  Financial Statements


                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)


                                              March 31, 2004   December 31, 2003
                                             ---------------    ---------------
                       ASSETS
                       ------
CURRENT ASSETS
     Cash                                    $             2    $             1
                                             ---------------    ---------------

     TOTAL CURRENT ASSETS                                  2                  1
                                             ---------------    ---------------

TOTAL ASSETS                                 $             2    $             1
                                             ===============    ===============


        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
     Accounts payable and accrued expenses   $             1    $             2
     Loans payable to shareholders                        21                 18
                                             ---------------    ---------------

     TOTAL CURRENT LIABILITIES                            22                 20
                                             ---------------    ---------------

SHAREHOLDERS' DEFICIT
     Common stock, $.001 stated value -
          100,000,000 shares authorized;
          92,970,027 issued and outstanding                2                  2
     Additional paid in capital                           95                 95
     Accumulated deficit                                (117)              (116)
                                             ---------------    ---------------

     TOTAL SHAREHOLDERS' DEFICIT                         (20)               (19)
                                             ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $             2    $             1
                                             ===============    ===============


                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)


                                               Three Months       Three Months
                                                   Ended              Ended
                                              March 31, 2004     March 31, 2003
                                             ---------------    ---------------

Net Sales                                    $          --      $          --

Costs and expense
     General and administrative                            1                  2
                                             ---------------    ---------------

          Total costs and expenses                         1                  2
                                             ---------------    ---------------

Operating loss                                            (1)                (2)
                                             ---------------    ---------------

Net Loss                                     $            (1)   $            (2)
                                             ===============    ===============

Net Loss per share:                          $          --      $          --
                                             ---------------    ---------------

Weighted average common shares outstanding        92,970,027         92,970,027
                                             ===============    ===============





















                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                       (in thousands, except share data)
                                  (unaudited)




                                                  Three Months     Three Months
                                                      Ended            Ended
                                                 March 31, 2004   March 31, 2003
                                                 --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   NET LOSS                                      $          (1)   $          (2)

   ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES

     Use of cash from change in
        operating assets and liabilities:

        Accounts payable and accrued expenses               (1)              (3)
                                                 -------------    -------------

          NET CASH USED IN OPERATING ACTIVITIES             (2)              (5)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Loans from shareholders                              3                8
                                                 -------------    -------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                 3                8

INCREASE IN CASH AND CASH EQUIVALENTS                        1                3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1                1
                                                 -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $           2    $           4
                                                 =============    =============













                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - On August 19, 2002 Franklin Electronic Publishers, Inc. sold its approximately 82% interest in Voice Powered Technology International, Inc. to Belle Group, Ltd. for $100,000 in cash. Concurrent with the sale all amounts due to Franklin by the Company were forgiven, which resulted in approximately $1,908,000 of income from the forgiveness of debt.

NOTE 3 - On March 25, 2004, the Registrant entered into an Agreement and Plan of Reorganization (the "Agreement") to acquire all of the issued and outstanding capital stock of World Waste Technologies, Inc. a private company ("WWT"), in exchange for up to 21,400,000 shares ("post split") and warrants to purchase up to 300,000 shares of the Registrant's common stock (the "Acquisition"). As a pre-condition to the Acquisition, the Registrant has agreed to effect a 1-for-60 reverse stock split, and the Registrant's principal shareholder, Belle Group, Ltd. has agreed to cancel 20,970,027 shares or over 29% of its pre split stock holdings in the Registrant. After the reverse stock split and share cancellation the total issued and outstanding common stock of the Registrant will be reduced to approximately 1,200,000 shares. At the closing, WWT will become a wholly owned subsidiary of the Registrant, and the WWT shareholders will be issued up to 21,400,000 shares and warrants to purchase up to 300,000 shares therefore own approximately 95% of the Registrant's issued and outstanding common stock. Furthermore, upon the close of the Acquisition, the Registrant will change its name to " World Waste Technologies, Inc." The closing of the transaction is subject to certain covenants, conditions and representations, audited statements, various due diligence requirements, and WWT having at least a net worth of $2,700,000 including a minimum of $1,000,000 cash. There is no assurance that the transaction will close. If the Registrant and WWT have not effected the Acquisition by June 30, 2004 or at a later date mutually agreed upon, the Agreement shall automatically terminate. WWT, a San Diego, California company, is an early stage development company engaged in the waste recycling industry. WWT holds an exclusive license to patented technology, which, in experimental conditions, has processed small amounts of municipal solid waste to successfully reduce the waste's volume and yield cellulose fiber suitable for making certain low-grade paper products. To date WWT has no revenues.

Results of Operations
---------------------
Three months ended March 31, 2004:
---------------------------------

The Company had no sales or gross margin for the quarters ended March 31, 2004 and 2003.

Total operating costs for the three months ended March 31, 2004 were approximately $1,000; this is a decrease of $1,000 compared to the three months ended March 31, 2003. Operating costs for the Company relate to general and administrative expenses necessary to maintain its ongoing operations. The decrease in operating costs relates to the Company's continue effort to minimize costs until an acquisition is consummated.

Total interest expense was $0 for the quarter ended March 31, 2004 and March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the word "should", are forward looking statements that involve risks to and uncertainties in the Company's business.

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

Belle Group, Ltd., the Company's principal stockholder, has agreed to provide sufficient working capital to meet the Company's financial obligations pending completion of the Acquisition described below, and for the next 12 months if the Acquisition is not completed. If the Acquisition is not completed, after 12 months, the Company may not have sufficient working capital to meets its financial obligations. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced. Stockholders may experience additional dilution, and such securities may have rights, preferences, and privileges senior to those of the Company's common stock. There can be no assurance that additional financing or another acquisition will be available on terms favorable to the Company or at all. If adequate funds or another acquisition are not available or are not available on acceptable terms, there could be a material, adverse effect on the Company's financial condition.


Plan of Operation

The Company has no full time or part-time employees.

Pending completion of the Acquisition or if the Acquisition is not completed, none of the current officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's President and Secretary have agreed to allocate a portion of said time without compensation to the activities of the Company.

On March 25, 2004, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") to acquire all of the issued and outstanding capital stock of World Waste Technologies, Inc. a private company ("WWT"), in exchange for up to 21,400,000 shares ("post split") of the Company's common stock (the "Acquisition"). As a pre-condition to the Acquisition, the Company has agreed to effect a 1-for-60 reverse stock split, and the Company's principal shareholder, Belle Group, Ltd. has agreed to cancel 20,970,027 shares ("pre split") or over 29% of its stock holdings in the Company. After the reverse stock split and share cancellation the total issued and outstanding common stock of the Company will be reduced to approximately 1,200,000 shares. At the closing, WWT will become a wholly owned subsidiary of the Company, and the WWT shareholders will be issued up to 21,400,000 shares and therefore own approximately 95% of the Company's issued and outstanding common stock. Furthermore, upon the close of the Acquisition, the Company will change its name to " World Waste Technologies, Inc."

The closing of the transaction is subject to certain covenants, conditions and representations, audit statements, various due diligence requirements, and WWT having at least a net worth of $2,700,000 including a minimum of $1,000,000 cash. There is no assurance that the transaction will close.


If the Acquisition described above is not completed, the Company will have limited capital with which to provide the owners of business opportunities any significant cash or other assets. However, management believes the Company will be able to offer owners of other acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the expense as well as time required to conduct an initial public offering.


Results of Operations

Three months ended March 31, 2004:

The Company had no sales or gross margin in the quarters ended March 31, 2004 and 2003.

Total operating costs for the three months ended March 31, 2004 and March 31, 2003 were $2,000. Operating costs for the Company relate to general and administrative expenses necessary to maintain its ongoing operations. The Company continues to make an effort to minimize costs until an acquisition is consummated.

Total interest expense for the quarters ended March 31, 2004 and 2003 were $0.

As of March 31, 2004, the Company had an accumulated deficit of $117,000 and no working capital.

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





Item 5.  Other Information

Due to illness, on March 19, 2004, Mr. Harold S. Fleischman resigned as President of the Company and Mr. Rob Larcara, a director of the Company, was appointed interim President. Mr. Fleischman remains a director of the Company.

Item 6.  Exhibit and Reports on Form 8-K

      (a)  Exhibits:

              10.1 Agreement and Plan of Reorganization among the Registrant, V-CO Acquisition, Inc. and World Waste Technologies, Inc., dated March 25, 2004 (incorporated by reference to Exhibit 2.3 of the Form 8-K of the Company filed with the Securities and Exchange Commission on March 29, 2004.)

              31.1 President and Chief Financial Officer Certification pursuant to Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934.

              32.1 President and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      (b)  Form 8-K:

                           On March 29, 2004 the Company filed a Form 8-K with the Securities and Exchange Commission

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 11, 2004           Voice Powered Technology International, Inc.



                               By:  /s/ Rob Larcara
                                    -----------------------------------------
                                    Rob Larcara, President