Form 10QSB
period 2004-06-30
VOICE POWERED TECHNOLOGY INTERNATIONAL INC
filed 2004-08-11
CIK 890447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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


     As of June 30, 2004, 92,970,027 shares of Common Stock were outstanding.

PART I  - FINANCIAL INFORMATION
----------------------------------

Item 1.  Financial Statements



                                                     June 30,      December 31,
                                                       2004             2003
                                                  ------------     ------------

                                  ASSETS

CURRENT ASSETS
Cash                                              $          2     $          1
                                                  ------------     ------------

TOTAL CURRENT ASSETS                                         2                1
                                                  ------------     ------------

TOTAL ASSETS                                      $          2     $          1
                                                  ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses             $         28     $          2
Loans payable to shareholders                               35               18
                                                  ------------     ------------

TOTAL CURRENT LIABILITIES                                   63               20
                                                  ------------     ------------


SHAREHOLDERS' DEFICIT
Common stock, $.001 stated value -
 100,000,000 shares authorized;
 92,970,027 issued and outstanding                           2                2
Additional paid in capital                                  95               95
Accumulated deficit                                       (158)            (116)
                                                  ------------     ------------

TOTAL SHAREHOLDERS' DEFICIT                                (61)             (19)
                                                  ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $          2     $          1
                                                  ============     ============

                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)


                                                    Six Months       Six Months
                                                       Ended            Ended
                                                  June 30, 2004    June 30, 2003
                                                  ------------     ------------
Net Sales                                         $       --       $       --

Costs and expense
General and administrative                                  42                5
                                                  ------------     ------------

Total costs and expenses                                    42                5
                                                  ------------     ------------

Operating loss                                             (42)              (5)
                                                  ------------     ------------

Net Loss                                          $        (42)    $         (5)
                                                  ============     ============

Net Loss per share:                               $       --       $       --
                                                  ------------     ------------

Weighted average common shares outstanding          92,970,027       92,970,027
                                                  ============     ============























                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)



                                                  Three Months     Three Months
                                                      Ended            Ended
                                                  June 30, 2004    June 30, 2003
                                                  ------------     ------------

Net Sales                                         $       --       $       --

Costs and expense
General and administrative                                  41                3
                                                  ------------     ------------

Total costs and expenses                                    41                3
                                                  ------------     ------------

Operating loss                                             (41)              (3)
                                                  ------------     ------------

Net Loss                                          $        (41)    $         (3)
                                                  ============     ============

Net Loss per share:                               $       --       $       --
                                                  ------------     ------------

Weighted average common shares outstanding          92,970,027       92,970,027
                                                  ============     ============



















                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                    Six Months       Six Months
                                                       Ended            Ended
                                                  June 30, 2004    June 30, 2003
                                                  ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                           $        (42)   $         (5)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES

Use (Source) of cash from change in
operating assets and liabilities:

Accounts payable and accrued expenses                        26              (6)
                                                   ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                       (16)            (11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders                                      17              11
                                                   ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    17              11

INCREASE IN CASH AND CASH EQUIVALENTS                         1            --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1               1
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $          2    $          1
                                                   ============    ============















                See accompanying notes to financial statements.

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the three-month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - On August 19, 2002 Franklin Electronic Publishers, Inc. sold its approximately 82% interest in Voice Powered Technology International, Inc. to Belle Group, Ltd. for $100,000 in cash. Concurrent with the sale all amounts due to Franklin by the Company were forgiven, which resulted in approximately $1,908,000 of income from the forgiveness of debt.

NOTE 3 - On March 25, 2004, the Registrant entered into an Agreement and Plan of Reorganization (the "Agreement") to acquire all of the issued and outstanding capital stock of World Waste Technologies, Inc. a private company ("WWT"), in exchange for up to 22,400,000 shares ("post split") of the Registrant's common stock (the "Acquisition"). As a pre-condition to the Acquisition, the Registrant has agreed to effect a 1-for-60 reverse stock split, and the Registrant's principal shareholder, Belle Group, Ltd. has agreed to cancel 20,970,027 shares or over 29% of its stock holdings in the Registrant. After the reverse stock split and share cancellation the total issued and outstanding common stock of the Registrant will be reduced to approximately 1,200,000 shares. At the closing, WWT will become a wholly owned subsidiary of the Registrant, and the WWT shareholders will be issued up to 22,400,000 shares and therefore own approximately 95% of the Registrant's issued and outstanding common stock. Furthermore, upon the close of the Acquisition, the Registrant will change its name to "World Waste Technologies, Inc." The closing of the transaction is subject to certain covenants, conditions and representations, audited statements, various due diligence requirements, and WWT having at least a net worth of $2,700,000 including a minimum of $1,000,000 cash. There is no assurance that the transaction will close. If the Registrant and WWT have not effected the Acquisition by June 30, 2004 or at a later date mutually agreed upon, the Agreement shall automatically terminate. WWT, a San Diego, California company, is an early stage development company engaged in the waste recycling industry. WWT holds an exclusive license to patented technology, which, in experimental conditions, has processed small amounts of municipal solid waste to successfully reduce the waste's volume and yield cellulose fiber suitable for making certain low-grade paper products. To date WWT has no revenues.

Upon the completion of the acquisition, the Company's principal shareholder, Belle Group, Ltd., has agreed to forgive any and all outstanding loans that it has made to the Company.

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


Plan of Operation

The Company has no full-time or part-time employees.

Pending completion of the Acquisition or if the Acquisition is not completed, none of the current officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's President and Secretary have agreed to allocate a portion of said time without compensation to the activities of the Company.

On March 25, 2004, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") to acquire all of the issued and outstanding capital stock of World Waste Technologies, Inc. a private company ("WWT"), in exchange for up to 22,400,000 shares ("post split") of the Company's common stock (the "Acquisition"). As a pre-condition to the Acquisition, the Company has agreed to effect a 1-for-60 reverse stock split, and the Company's principal shareholder, Belle Group, Ltd. has agreed to cancel 20,970,027 shares ("pre split") or over 29% of its stock holdings in the Company. After the reverse stock split and share cancellation the total issued and outstanding common stock of the Company will be reduced to approximately 1,200,000 shares. At the closing, WWT will become a wholly owned subsidiary of the Company, and the WWT shareholders will be issued up to 22,400,000 shares and therefore own approximately 95% of the Company's issued and outstanding common stock. Furthermore, upon the close of the Acquisition, the Company will change its name to "World Waste Technologies, Inc." After several extensions the Company and WWT anticipate the closing to be on or about August 13, 2004.

The closing of the transaction is subject to certain covenants, conditions and representations, audit statements, various due diligence requirements, and WWT having at least a net worth of $2,700,000 including a minimum of $1,000,000 cash. There, of course, is no assurance that the transaction will close.

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


Results of Operations

Three months ended June 30, 2004:

The Company had no sales or gross margin for the quarters ended June 30, 2004 and 2003.

Total operating costs for the three months ended June 30, 2004 were approximately $41,000; this is an increase of $38,000 compared to the three months ended June 30, 2003. Operating costs for the Company consist of general and administrative expenses necessary to maintain its ongoing operations. The increase in operating costs relates to increased professional and administrative cost relating to potential acquisitions.

Six months ended June 30, 2003:

The Company had no sales or gross margin for the six months ended June 30, 2004 and 2003.

Total operating costs for the six months ended June 30, 2004 were approximately $42,000; this is an increase of $37,000 compared to the six months ended June 30, 2003. Operating costs for the Company consist of general and administrative expenses necessary to maintain its ongoing operations. The increase in operating costs relates to increased professional and administrative cost relating to potential acquisitions.

As of June 30, 2004, the Company had an accumulated deficit of $158,000 and no working capital.

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


Item 6.  Exhibit and Reports on Form 8-K

(a)               Exhibits:

              31.2 President and Chief Financial Officer Certification pursuant to Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934.

              32.2 President and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)               Form 8-K:

                       None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 10, 2004         Voice Powered Technology International, Inc.



                               By:  /s/ Rob Larcara
                                    -----------------------------------------
                                    Rob Larcara, President