Form 10QSB
period 2004-09-30
WORLD WASTE TECHNOLOGIES INC
filed 2004-11-19
CIK 890447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from               to
                                     -------------    --------------

                         Commission file number 0-33023

                         WORLD WASTE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

               California                                95-3977501
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

 13520 Evening Creek Drive, Suite 130,
           San Diego, California                            92128
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (858) 391-3400

                  VOICE POWERED TECHNOLOGY INTERNATIONAL, INC.
          15915 Ventura Boulevard, Suite 301, Encino, California 91436
          ------------------------------------------------------------
           (Former name, former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of World Waste Technologies, Inc. Common Stock, $.0001 par value, issued and outstanding as of November 12, 2004: 22,725,189.

                 WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                                   Form 10-QSB
                                   -----------


                                Table of Contents
                                -----------------

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

   Item 1  Financial Statements:
               Consolidated Balance Sheets                                    5
               Consolidated Statements of Operations                          6
               Consolidated Statements of Stockholders' Equity (Deficit)      8
               Consolidated Statements of Cash Flows                          9
               Notes to Consolidated Financial Statements                    10

   Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         25

   Item 3  Controls and Procedures                                           33

PART II.   OTHER INFORMATION

   Item 1  Legal Proceedings                                                 33

   Item 2  Changes in Securities and Small Business Issuer Purchase
           of Equity Securities                                              34

   Item 6  Exhibits and Reports on Form 8-K                                  34

SIGNATURES                                                                   35

Part I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)

                   Unaudited Consolidated Financial Statements

                 Three and Nine Months Ended September 30, 2004
                  and for the Period June 18, 2002 (Inception)
                              to September 30, 2004
                                   (Unaudited)

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                     September 30    December 31
                                                                         2004            2003
                                                                     (Unaudited)
                                                                     ------------    ------------
ASSETS:
Current Assets:
        Cash                                                         $  1,789,702    $    167,619
        Prepaid Expenses                                                  136,573          18,676
        Employee Receivables                                                                  409
        Note Receivable                                                                    12,336
                                                                     ------------    ------------
Total Current Assets                                                    1,926,275         199,040

Fixed Assets:
        Machinery and Equipment, net of accumulated
           depreciation of $14,730 and $8,193                              47,563          28,674
        Deposits on Equipment                                           2,093,755
        Construction in Progress                                          513,927

Other Assets:
        Patent License                                                    450,625         350,000
                                                                     ------------    ------------
        TOTAL ASSETS                                                 $  5,032,145     $   577,714
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT):

LIABILITIES:

Current Liabilities:
        Accounts Payable                                             $    450,545    $     12,500
        Accrued Salaries Payable                                          105,910         122,830
        Accrued Interest Payable                                                           73,032
        Accrued Litigation Payable                                        150,000
        Accrued Advisory and Professional Fees Payable                     50,000          30,000
        Prepaid Subscription Liability                                    432,000
        License Fees Payable                                                              167,500
        Other Liabilities                                                  36,457             800
        Current portion of Note Payable                                     5,240           4,943
        Convertible Promissory Notes Payable                                            1,177,000
                                                                     ------------    ------------
Total Current Liabilities                                               1,230,152       1,588,605
                                                                     ------------    ------------

Long Term Liabilities:
        Note Payable, less current portion                                 18,400          22,367
                                                                     ------------    ------------
Total Long Term Liabilities                                                18,400          22,367
                                                                     ------------    ------------
        TOTAL LIABILITIES                                               1,248,551       1,610,972
                                                                     ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):

        Common Stock - $.00001 par value: 100,000,000 shares
        authorized, 21,781,190 and 9,100,000 shares issued and
        outstanding at September 30, 2004 and at December 31, 2003         21,781             100

        Additional Paid-in-Capital                                      6,625,525          73,136
        Common Stock Subscriptions                                                        125,000
        Deficit Accumulated during development stage                   (2,863,713)     (1,231,494)
                                                                     ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            3,783,593      (1,033,258)
                                                                     ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  5,032,145    $    577,714
                                                                     ============    ============

                 See Notes to Consolidated Financial Statements

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Operations

                                                                                              June 18, 2002
                                                        For the Nine Months Ended            (Inception) to
                                                 September 30, 2004   September 30, 2003   September 30, 2004 *
                                                 ------------------   ------------------   --------------------
EXPENSES:

        Research and Development                    $    215,232        $     182,465        $     447,971

        General and Administrative:
           Salaries                                      444,604              246,273              886,627
           Professional Fees                             302,236                3,019              412,616
           Legal Fees                                    276,398               15,994              374,459
           Rent                                           67,224               36,000              146,224
           Litigation Settlement                         150,000                   --              150,000
           Travel                                         34,960               16,500               67,957
           Marketing                                      11,856                5,979               29,064
           Other                                          65,560               39,592              141,021
                                                    ------------         ------------         ------------
        Loss from Operations                           1,568,070              545,822            2,655,939
                                                    ------------         ------------         ------------

OTHER EXPENSES:

        Interest Expense                                  64,149               41,544              140,248
                                                    ------------         ------------         ------------
        Total Other Expenses                              64,149               41,544              140,248
                                                    ------------         ------------         ------------
        Net Loss                                    $ (1,632,219)        $   (587,366)        $ (2,796,187)
                                                    ============         ============         ============

        Basic and diluted Net Loss per share        $      (0.11)        $      (0.06)        $      (0.25)
                                                    ============         ============         ============

        Weighted average number of shares
        outstanding used in calculation               15,415,638            9,100,000           11,205,213
                                                    ============         ============         ============

* Approximately $67,526 in Consulting and Travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

                 See Notes to Consolidated Financial Statements

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Operations

                                                          For the Three Months Ended
                                                   September 30, 2004   September 30, 2003
                                                   ------------------   ------------------
EXPENSES:

          Research and Development                    $     61,607        $      30,750

          General and Administrative:
             Salaries                                      153,239               84,144
             Professional Fees                             152,024                   --
             Legal Fees                                    155,337                2,501
             Rent                                           48,613               12,000
             Travel                                          9,202                  351
             Marketing                                       4,425
             Other                                          28,749                9,508
                                                      ------------         ------------
          Loss from Operations                             613,196              139,254
                                                      ------------         ------------

OTHER EXPENSES:

          Interest Expense                                  14,576               15,667
                                                      ------------         ------------
          Total Other Expenses                              14,576               15,667
                                                      ------------         ------------
          Net Loss                                    $   (627,772)        $   (154,921)
                                                      ============         ============

          Basic and diluted Net Loss per share        $      (0.03)        $      (0.02)
                                                      ============         ============

          Weighted average number of shares
          outstanding used in calculation               19,491,111            9,100,000
                                                      ============         ============

                 See Notes to Consolidated Financial Statements

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)


                                               Common Stock
                                        -------------------------    Additional    Common Stock   Accumulated
                                           Shares       Dollars   Paid in Capital  Subscription    Deficit *        Total
                                        -----------   -----------   -----------     ----------   ------------    -----------
Preformation Expenses                                                                            $    (67,526)   $   (67,526)
Formation - June 18, 2002                 9,100,000   $       100   $    73,036                                       73,136

   Net Loss - 2002                                                                                   (359,363)      (359,363)
                                        -----------   -----------   -----------     ----------   ------------    -----------

December 31, 2002                         9,100,000           100        73,036             --       (426,889)      (353,753)

   Additional Paid in Capital                                               100                                          100
   Common Stock Subscribed                                                          $  125,000                       125,000
   Net Loss - 2003                                                                                   (804,605)      (804,605)
                                        -----------   -----------   -----------     ----------   ------------    -----------
December 31, 2003                         9,100,000           100        73,136        125,000     (1,231,494)    (1,033,258)

   Merger with Waste Solutions, Inc.      7,100,000            63         2,137                                        2,200
   Common Stock Subscriptions               125,000             1       124,999       (125,000)                           --
   Exercise of Warrants                     133,333             1         1,332                                        1,333
   Warrants Issued                                                      100,625                                      100,625
   Common Stock contributed
     to Company                            (500,000)           (5)            5
   Warrants Issued                                                       74,566                                       74,566
   Common Stock net of offering cost
     prior to VPTI merger                 2,911,873            30     3,950,989                                    3,951,019
   Conversion of Promissory Notes         1,193,500            12     1,193,488                                    1,193,500
   Accrued Interest on Notes Forgiven                                   135,327                                      135,327
   Merger with VPTI                       1,200,817        21,062       (21,062)                                          --
   Common Stock and warrants net
     of offering cost after VPTI merger     466,667           467       989,533                                      990,000
   Exercise of Warrants                      50,000            50           450                                          500
   Net Loss - for the nine months ended
     September 30, 2004                                                                            (1,632,219)    (1,632,219)
                                        -----------   -----------   -----------     ----------   ------------    -----------
September 30, 2004 (Unaudited)           21,781,190   $    21,781   $ 6,625,525     $       --   $ (2,863,713)   $ 3,783,593
                                        ===========   ===========   ===========     ==========   ============    ===========

*     Accumulated during development stage

                 See Notes to Consolidated Financial Statements

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Cash Flows


                                                                                               June 18, 2002
                                                            Nine Months Ended                 (Inception) to
                                                  September 30, 2004   September 30, 2003   September 30, 2004*
                                                  ------------------   ------------------   -------------------
Cash Flow from Operating Activities:

       Net Loss                                      $ (1,632,219)       $    (587,366)       $  (2,796,187)

Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation                                         6,537                5,427               14,730
       Interest Forgiveness                                62,295                                   135,327
       Warrant Issued for Consulting                       74,566                                    74,566

Changes in operating assets and liabilities:

       Prepaid Expenses                                  (117,897)                                 (136,573)
       Employee Receivable                                    409
       Accounts Payable                                   438,044               (8,867)             450,544
       Employee Payable                                                         (9,861)
       Accrued Salaries                                   (16,920)              80,159              105,910
       Accrued Interest                                                         39,766
       Accrued Advisory and Professional Fees              20,000                                    50,000
       Accrued Litigation Settlement                      150,000                                   150,000
       Prepaid Subscription Liability                     432,000                                   432,000
       License Fee Payable                               (167,500)
       Accrued Other Liabilities                           35,657               (3,333)              36,457
                                                     ------------         ------------         ------------
       Net Cash used in Operating Activities             (715,028)            (484,075)          (1,483,226)
                                                     ------------         ------------         ------------

Cash flows from investing activities:

       Construction in Progress                          (513,927)                                 (513,927)
       Deposits on Equipment                           (2,093,755)                               (2,093,755)
       Purchase Machinery & Equipment                     (25,426)                                  (29,426)
       Purchase of Intangible                                                                      (350,000)
       Note Receivable                                     12,336
       Note Payable                                                             28,500
                                                     ------------         ------------         ------------
                                                       (2,620,772)              28,500           (2,987,108)
                                                     ------------         ------------         ------------

Cash flows from financing activities:

       Note Payable on Vehicle                             (3,670)              (5,174)              (9,227)
       Convertible Promissory Notes Payable                                    459,500
       Warrants, Common Stock and
            Additional Paid in Capital                  4,961,553                  100            6,269,263
                                                     ------------         ------------         ------------
                                                        4,957,883              454,426            6,260,035
                                                     ------------         ------------         ------------

Net Increase in Cash                                    1,622,083               (1,149)           1,789,702

Beginning Cash                                            167,619                1,897                  -0-
                                                     ------------         ------------         ------------
Ending Cash                                          $  1,789,702         $        748         $  1,789,702
                                                     ============         ============         ============

Interest Paid

Income Taxes Paid                                              --                   --                   --

Non-Cash Investing and Financing Activities:

* During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.

      During the Nine month period ended September 30, 2004:

      - The Company issued 125,000 shares of common stock in exchange for $125,000 in common stock subscriptions.

      - The Company issued warrants to purchase 315,354 shares of common stock to the placement agent for services rendered in connection with the fund raising effort.

      - The Company issued warrants to purchase 50,000 shares of common stock for consulting services.

      - The Company issued 1,193,500 shares of common stock upon conversion of the Convertible Promissory Notes payable and accrued interest.

      - The Company issued warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement.

                 See Notes to Consolidated Financial Statements

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

Note 1.     DESCRIPTION OF BUSINESS

            The accompanying Consolidated Financial Statements include the accounts of World Waste Technologies, Inc. (Formerly World Waste of America, Inc.) and its wholly owned subsidiaries World Waste of Anaheim, Inc., and World Waste of California, Inc. (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated upon consolidation. World Waste Technologies, Inc. (WWTI), a California corporation, was formed on June 18, 2002 as World Waste of America, Inc. WWTI holds the United States license from Bio-Products International, Inc. with respect to patented technology developed at the University of Alabama in Huntsville, which technology was designed to convert a large percent of municipal solid waste into a cellulose fiber containing material. It is anticipated that additional value will be realized through the capture of inorganic, recyclable materials such as aluminum, steel, plastic bottles and low-grade plastics. The Company intends to generate revenue from receiving the waste (tipping fees) and from selling cellulose and recyclable materials.

            In March 2004, World Waste of America, Inc. (WWA), merged with a wholly-owned subsidiary of Waste Solutions, Inc.(WSI), a California corporation, and changed its name to World Waste Technologies, Inc.(WWTI). The Placement Agent and its affiliates were the controlling shareholders of WSI. Prior to the merger WSI had 7,100,000 shares of common stock outstanding and WWA had 9,100,000 shares of common stock outstanding. The merger was transacted by WSI issuing one of its shares for each share of WWA. After the merger there were 16,200,000 shares outstanding. The agreement was accounted for as a reverse merger of WWA, similar to a recapitalization, because the shareholders of WWA became the controlling shareholders of the entity after the exchange. Accordingly, for accounting purposes, the historical financial statements presented are those of WWA.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

            In March, 2004, WWTI entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into VPTI. VPTI is a publicly-traded company trading under the stock symbol VPTI.OB. VPTI is a shell corporation with no material operations. The merger with VPTI was completed on August 24, 2004. As part of the merger agreement, WWTI shareholders received 20,063,706 VPTI shares or approximately 95% of the outstanding shares of VPTI in exchange for 20,063,706 WWTI shares, or a one for one exchange. Upon completion of the Merger, VPTI changed its name to World Waste Technologies, Inc. As the shareholders of WWTI became the controlling shareholders of VPTI after the exchange, WWTI is treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of WWTI.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

Note 2.     GOING CONCERN

            The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $627,772 for the third quarter of 2004 compared to a net loss of $154,921 for the third quarter of 2003. The Company had a net loss for the nine months ended September 30, 2004 of $1,632,219 compared to a net loss of $587,366 for the nine months ended September 30, 2003, and the Company had an accumulated deficit of $2,863,713 at September 30, 2004. The Company expects to incur substantial additional costs and capital expenditures to complete the initial facility and through the initial quarter of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

            The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations.

            The Company intends to raise additional debt and/or equity financing to sustain its operations and to complete its capital expenditures, although there can be no assurance that it will be able to raise such funds on terms acceptable to the Company, or at all.

Note 3.     SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

            Basis of Presentation
            ---------------------

            The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived no revenues from its activities to date.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

            Interim Financial Statements
            ----------------------------

            The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, included in the VPTI Form 8-K filed August 30, 2004.

            Use of Estimates
            ----------------

            The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Cash and Cash Equivalents
            -------------------------

            The Company considers all highly liquid investments with a maturity of three months or less when purchased, which are not securing any corporate obligations, to be cash equivalents. The Company has no cash equivalents at September 30, 2004.

            Concentration of Credit Risk
            ----------------------------

            The Company maintains its cash balances in a financial institution. Cash balances at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in connection with such accounts.

            Fixed Assets
            ------------

            Machinery and Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives. At September 30, 2004 the Company had issued purchase orders of $5,802,175 for plant equipment to be manufactured against which equipment costs of $2,093,755 and construction in progress costs of $513,927 have been capitalized.

            The Company has completed a substantial portion of the engineering process for the initial plant in Anaheim, California and plans to capitalize all costs directly associated with developing the plant throughout the remainder of 2004.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

            Intangibles
            -----------

            Intangible assets are recorded at cost. At September 30, 2004 and December 31, 2003, the Company's only intangible asset was the License to the patented technology. The Company will begin amortizing this intangible asset upon completion of the first facility on a straight-line basis over the remaining life of the License. The Company's policy regarding intangible assets is to review such intangible assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If the review indicates that intangible assets are not recoverable (i.e. the carrying amount is more than the future projected undiscounted cash flows), its carrying amount would be reduced to fair value. The Company carried no goodwill on its books at either September 30, 2004 or December 31, 2003. Further, during the nine months ended September 30, 2004 the Company had no material impairment to its intangible asset.

            Research and Development
            ------------------------

            Research and development costs are charged to operations when incurred.

            Income Taxes
            ------------

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, the Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

            Segment Reporting
            -----------------

            The Company currently operates in a single segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis when appropriate to do so.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

            Comprehensive Income
            --------------------

            SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2004 the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

            Fair Value of Financial Instruments
            -----------------------------------

            The carrying values of cash, note receivable, note payable, accounts payable and other accrued liabilities approximate fair value due to either their short-term nature or interest rates which approximate market rates.

            Reclassification
            ----------------

            Certain amounts for the year ended December 31, 2003 and 2002 have been reclassified to conform with the presentation of the September 30, 2004 amounts. These reclassifications have no effect on reported net loss.

            Stock-Based Compensation
            ------------------------

            The Company accounts for employee stock-based compensation in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 entitled "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for warrants issued to employees to purchase common stock is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. The Company applies the disclosure requirements of SFAS No. 123 entitled, "Accounting for Stock-Based Compensation." Had the compensation cost for the warrants issued been determined based on the fair value at the warrant grant dates consistent with the method of SFAS No. 123, the Company's net loss and diluted loss per share on a pro forma basis would have been as follows:

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)


                                                  For the Three Months Ended     For the nine Months Ended
                                                 ----------------------------  ----------------------------
                                                 September 30,  September 30,  September 30,  September 30,
                                                     2004           2003           2004           2003
                                                  ----------     ----------     ----------     ----------
            Net loss, as reported                 $ (627,772)    $ (154,921)   $ (1,632,219)   $ (587,366)

            Deduct: Stock-based compensation
              expense determined under the
              fair value method for all awards        (6,289)            --         (10,482)           --
                                                  ----------     ----------    ------------    ----------

               Net loss, pro forma                $ (634,061)    $ (154,921)   $ (1,642,701)   $ (587,366)
                                                  ==========     ==========    ============    ==========

            Net loss per share, as reported:
               Basic and diluted                  $    (0.03)    $    (0.02)   $      (0.11)   $    (0.06)
                                                  ==========     ==========    ============    ==========

            Net loss per share, pro forma:
               Basic and diluted                  $    (0.03)    $    (0.02)   $      (0.11)   $    (0.06)
                                                  ==========     ==========    ============    ==========

            The fair value of these warrants was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                          For the Three Months Ended      For the Nine Months Ended
                                         ------------------------------  -----------------------------
                                          September 30,   September 30,  September 30,   September 30,
                                              2004            2003           2004            2003
                                         --------------   -------------  -------------   -------------
            Risk-free interest rate              3.6%             --            3.6%             --

            Dividend yield                                        --             --              --

            Volatility                          26.4%             --           26.4%             --

            Weighted averaged expected
              life                                 4              --              4              --

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's warrants issued to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

            Warrants
            --------

            The number and weighted average exercise prices of warrants granted to investors, the placement agent and employees are as follows:

                                                          Nine month period ended, September 30,
                                                                           2004
                                                          --------------------------------------
                                                                                    Average
                                                                                   Exercise
                                                          ------------------    ----------------
                                                               Number                Price
                                                          ------------------    ----------------

            Outstanding at beginning of period                           --                  --
            Granted during the period                             1,338,687              $ 1.00
            Exercised during the period                             183,333                0.01
            Terminated during the period                                 --                  --
            Exercisable at the end of the period                    905,354                1.06
            Outstanding at the end of the period                  1,155,354              $ 1.16

            Earnings Per Share
            ------------------

            The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. 1,555,354 warrants were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

            New Accounting Pronouncements
            -----------------------------

            In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)


            consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

            In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

            In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

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

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)


            The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

            In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force
            (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Note 4.     License Agreement

            On June 21, 2002, the Company entered into a U.S. technology license agreement with Bio-Products International, Inc., an Alabama corporation with respect to patented methods and processes. This agreement was amended on June 21, 2004. The patented technology was designed to provide for the processing and separation of material contained in Municipal Solid Waste (MSW). This unique process, known as pressurized steam classification technology, treats MSW with a combination of time, temperature and pressure. Temperatures of several hundred degrees sterilize the material and the pressure, and agitation causes a pulping action. This combination is designed to result in a large volume reduction, yielding high-density, sterilized product that is ready for processing and/or market. The most recent patent includes the capturing of all Volatile Organic Compounds and was granted by the United States Patent and Trademark Office in October 2001.

            The University of Alabama currently owns the patent for the Technology. This patent was licensed to Bio-Products International, Inc. ("Bio-Products") and this license was assigned to the Company for the United States.

            The license extends for a period of 20 years from the effective date of the agreement. The agreement shall be automatically extended until the expiration date of the last patent issued to Bio-Products and/or the University of Alabama covering the Technology.

            For the license, the Company paid a one-time fee during 2003 of $350,000, to be paid in several installments. The Company has recorded an intangible asset of $350,000 at December 31, 2003 and has recorded a payable for the outstanding balance of $167,500 at December 31, 2003. The final installment of $167,500 was paid in August 2004, two years after the signing of the agreement. The Patent License will be amortized over the remaining life of the license beginning when the plant is first operational.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

            During June, 2004, the Company issued warrants to purchase 250,000 shares of its common stock at $1.50 per share to the owners of Bio-Products in consideration for their assistance in obtaining certain modifications/ amendments to the license agreement. The fair value of the warrants of $100,625 was estimated at the date of grant using the option valuation model. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years. The company recorded the $100,625 fair value of the warrants as an increase to the capitalized patent license.

            In addition, the Company is obligated to pay a royalty for every ton of waste processed using the licensed technology as follows:

                  Rate                 Tons processed per day
                  ----                 ----------------------

                  $0.50                     1     -     2,000
                  $1.00                 2,000     -    10,000
                  $1.50                10,000          and up

            In addition, the Company is obligated to pay a bonus to Bio-Products of two and one half percent (2.5%) of the gross sales price in excess of ten dollars ($10.00) per ton for the cellulosic product produced from MSW, utilizing the Technology.

            As additional consideration and for their experience and know-how regarding the Technology, the Company agreed to pay Bio-Products a monthly payment for technical services of ten thousand dollars ($10,000) per month from January, 2003 to May 2004 and twenty thousand dollars ($20,000) per month thereafter. As of September 30, 2004, all amounts have been paid.

            Due to the proprietary nature of the vessel design utilized in the process, the Company also agreed that Bio-Products shall maintain the exclusive right of vessel manufacture, and the Company shall purchase all required process vessels exclusively from Bio-Products at a purchase price of cost plus 15%.

Note 5.     SIGNIFICANT CONTRACT

            In June 2003, the Company signed a 10-year contract, with options for three additional extensions of 5 years each, with Taormina Industries, a wholly-owned division of Republic Services (Republic) whereby Republic will deliver waste to the Company for processing at its initial facility which will be located on the campus of Republic in Anaheim, CA and will be capable of processing 500 tons per day. The second phase calls

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

            for the Company to build a 2,000 ton per day plant in the Orange County area. It is estimated that the initial facility will cost the Company approximately $12.5 million and is projected to be completed in the first quarter of 2005, if the Company is successful in raising the necessary funds. It is estimated that the second phase will cost the Company approximately $40 million, excluding land and building, and is projected to be completed in mid 2006, if the Company is successful in raising the necessary funds. The agreement also grants Republic a right of first refusal for an additional 10 counties throughout California where Republic has operations. Under the terms of this first contract, Republic will pay an initial tipping fee of $30 per ton to the Company. The ultimate success of the Company is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance.

            Effective July 26, 2004, the Company entered into a ten-year operating lease agreement with Taormina Industries, LLC for the site of the Company's initial processing facility. The lease requires monthly rent of $15,900. The Company paid the lessor $95,400 upon execution of the lease representing prepaid rent of $63,600 and a $31,800 security deposit. The Company will also be required to lease facilities to complete the second phase of the contract.

Note 6.     CONVERTIBLE PROMISSORY NOTES PAYABLE, NET

            Convertible Promissory Notes Payable were convertible into common stock of World Waste of Anaheim, Inc. until 90 days after the first plant is fully operational. The number of shares shall be equal in value to the outstanding balance of the note and shall constitute 0.01% ownership in World Waste of Anaheim, Inc. for each $1,000 of the Note Payable. The Notes accrue interest at eight percent (8%) per annum. Unconverted promissory notes payable plus accrued interest is due and payable December 31, 2004. The Notes also have piggyback registration rights and are convertible into the Company's Common Stock at $1.00 per share in the event the Company becomes a public entity. All notes were converted to Common Stock of the Company at the time of the merger with VPTI in August 2004 and all accrued interest of $135,327 was forgiven and credited to Additional Paid in Capital.

Note 7.     SHAREHOLDERS' EQUITY

            During the first quarter, prior to the merger with WSI, WSI received $750,000 for the issuance of a promissory note and obtained a commitment for an additional $250,000. The investor also received a warrant for the purchase of 133,333 shares of common stock for $0.01 per share in connection with these additional funds. After the merger, the promissory note was exchanged for a 500,000 shares of common stock in WWTI. In April, the Company received the additional $250,000 for the purchase of additional common stock. Fees paid in the first quarter related to the fund raising effort of $100,000 were deducted from paid in capital. The relative fair value allocated to the warrant was $166,667 using the Black-Scholes calculation. The value of the warrant was estimated using the Black Scholes option pricing model with the following assumptions: average risk free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years.

            Prior to the merger with VPTI, 500,000 shares of common stock were contributed the to Company by the founder in connection with an agreement in which the founder sold 500,000 other shares of common stock to accredited investors in a private sale.

            During the second quarter ended June 30, 2004, the Company obtained an additional $1,886,950 for common stock net of fees paid of $193,550. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement to register within ninety days of completion of the completion of the Merger, August 23, 2004, and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable.

            During the third quarter ended September 30, 2004, the Company received an additional $2,404,070 for common stock net of fees paid of $278,230. Included in these transactions, on September 24, 2004, in connection with a private placement of securities, the Company sold 400,000 units; each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (100,000 shares) of common stock of the Company at $0.01 per share for 5 years. The fair value of the warrants was $249,133. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years. The consideration paid for the units was $2.50 per unit, for an aggregate net proceeds to the Company of $900,000. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement to register within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable. As of November 10, 2004 the private placement was not complete.

            During July 2004, the Company issued a warrant to a consultant for the purchase of 50,000 shares at an exercise price of $0.01 per share in consideration for investment banking, financial structuring and advisory services provided. The fair value of the warrant was $74,567. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years. The fair value of the warrant was expensed during the three month period ended September 30, 2004. The warrants were exercised in September 2004.

            As discussed above, effective August 24, 2004, WWTI was merged into VPTI. Prior to the merger with VPTI, the holders of the Convertible Promissory Notes Payable converted these notes into 1,193,500 shares of common stock of WWTI.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

Note 8.     NOTE PAYABLE

            Note payable is comprised as follows:

                                                    September 30,   December 31,
                                                        2004            2003
                                                        ----            ----
            Note Payable, monthly installments
            of $575, with interest at 7.8%,
            secured by a vehicle                      $ 23,640       $ 27,310

            Less Current portion                         5,240          4,943
                                                      --------       --------

                                                      $ 18,400       $ 22,367
                                                      ========       ========

            The following is a summary of principal maturities of the Note Payable for years ending December 31:

                                           2004                 $  1,273
                                           2005                    5,342
                                           2006                    5,774
                                           2007                    6,241
                                           2008                    5,010
                                                                --------
                                                                $ 23,640
                                                                ========

Note 9.     COMMITMENT AND CONTINGENCIES

            As of September 30, 2004, the Company has entered into equipment and engineering purchase commitments related to start-up of the initial phase of the Republic contract of approximately $6 million against which deposits on equipment have been made of approximately $2 million and payments on construction in progress have been made of approximately $500,000.

            The Company and its subsidiaries and officers of the Company were named defendants in a lawsuit alleging breach of contract, fraud, and misrepresentation related to the breach of a residential real estate lease and a potentially "detachable" warrant. On October 5, 2004, the Company entered into an agreement to settle the litigation. Pursuant to the settlement, the Company has agreed to pay $150,000 by December 2005, which is accrued as of September, 2004. The plaintiff has agreed to dismiss all claims with prejudice.

            In March, 2004, the Company entered into a lease for office space in San Diego. The lease term is for two years commencing April 1, 2004. Annual rent is $54,943 for year one and $56,634 for year two.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

Note 10.    RELATED PARTY TRANSACTIONS

            Transactions with the Placement Agent
            -------------------------------------

            In December 2003, in connection with the anticipated offering of shares in a private placement offering, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP") and its affiliated broker dealers to provide the Company with investment banking advisory and consulting services. The agreement calls for, amoung other terms, $15,000 a month in advisory fees, 10% payment on equity raised, and 10% of the shares sold in warrants.

            The total professional fees paid to CMCP were for the three months ended March 31, 2004: cash $145,000, which includes $45,000 for advisory services, and warrants to purchase 62,500 shares of the Company's common stock for seven years at purchase prices between $1.00 and $1.50. The fair value of the warrants was $23,429. The amount relating to equity raised were offset to the equity raised.

            The total professional fees paid to CMCP were for the three months ended June 30, 2004: cash $193,550 and warrants to purchase 135,700 shares of the Company's common stock for seven years at a purchase price of $1.50. The fair value of the warrants was $47,808. The amount relating to equity raised were offset to the equity raised.

            The total professional fees paid to CMCP were for the three months ended September 30, 2004: cash $245,840 and warrants to purchase 117,154 shares of the Company's common stock for seven years at a purchase price between $1.50 and $2.50. The fair value of the warrants was $62,083. The amount relating to equity raised were offset to the equity raised.

            The values of the warrants were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years.

Note 11.    EMPLOYMENT CONTRACTS

            The Company entered into employment contracts with three members of its senior executive management. The employment contracts have a term of five years and expire on December 31, 2007, January 17, 2008 and February 28, 2009. The executives may only be terminated for cause. The employment contracts cover the executives' duties and

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                                   (Unaudited)

            annual salaries. Total salaries for the three contracts are $501,000 for 2004 and $651,000 for 2005 and 2006. Increases are at the discretion of the Board of Directors.

Note 12.    SUBSEQUENT EVENTS

            On October 12, 2004, in connection with a private placement of securities, the Company sold 192,000 units, each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (48,000 shares) of common stock of the Company at $0.01 per share for 5 years. The fair value of the warrants was $119,584. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years. The consideration paid for the units was $2.50 per unit, for an aggregate gross proceeds to the Company of $480,000. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement to register within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable. As of November 10, 2004 the private placement was not complete. A commission of $48,000 and warrants to purchase up to 19,200 shares of common stock of the Company, exercisable for seven years at an exercise price of $2.50 per share for the placement of the Units was paid to the placement agent, which is a related party. The fair value of the warrants was $12,852, determined with the same assumptions as noted above

Note 13.    PRO FORMA DISCLOSURES (UNAUDITED)

            VPTI had immaterial assets and liabilities as of September 30, 2004 and December 31, 2003 and immaterial revenue and expenses for the nine month periods ended September 30, 2004 and 2003. Waste Solutions, Inc. had immaterial assets and liabilities as of December 31, 2003 and immaterial revenues and expenses for the six month period ended June 30, 2003. Consequently, pro forma condensed financial information for the Company and VPTI combined, as of September 30, 2004 and December 31, 2003, and for the nine month periods ended September 30, 2004 and 2003 would be substantially the same as that reported in the accompanying consolidated financial statements.

Item 2. --  Management's Discussion and Analysis of Financial Condition And
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

SAFE HARBOR STATEMENT

      In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to our capital resources, our ability to complete the research and develop our products, and our ability to obtain regulatory approval for our products. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Overview

WWT is a development stage company formed to process and convert solid waste into usable commodities. WWT has entered into a license agreement for patented technology that would enable WWT to convert a percentage of Municipal Solid Waste ("MSW") into usable commodities in the United States. This patented process which is known as pressurized steam classification, uses a sealed rotating autoclave vessel (the "Vessel") loaded with MSW. The MSW is treated with a proprietary mixture of steam, heat, agitation and pressure for a specified period of time. This process sterilizes all material and results in the reduction of the volume of the waste with little effect to its weight. The WWT process also results in the conversion of the waste into separated components of "sterilized" organic and inorganic materials with limited discharge into the air, water or soil. The volatile organic compounds are captured and disposed of in a thermal oxidizer. The process extracts both (i) a sanitized cellulose material containing papermaking fiber that can be sold, after a conventional screening and cleaning process for use in making paperboard, and (ii) inorganic, recyclable materials such as aluminum, steel, and plastic products.

WWT intends to enter into service agreements with solid waste collection companies and municipalities that will create value and reduce costs by (i) significantly reducing the volume of waste going to landfills, thereby extending the useful lives of the landfills, and reducing transportation costs and (ii) assist in complying with laws mandating that up to 50% of MSW be recycled. Management of WWT believes that secondary gains exist in that communities may retain and enhance the use of popular recycling programs, without increasing taxes and fees to the public as well as improve air quality.

Initially, WWT's strategy is to process MSW that has been sorted and processed at a Material Recover Facility ("MRF"). WWT has entered into an agreement with Taormina Industries, LLC, a wholly-owned subsidiary of Republic Services, Inc. ("Taormina Industries") to process waste from its MRF located in Anaheim, California. Republic Services, Inc. is a nationwide handler of MSW and the

Taormina Industries MRF is just one of the many facilities it operates throughout the country. Typically, MSW enters a MRF from curbside collection vehicles, and is manually sorted to remove non-recyclable items such as car batteries, tires, etc. The remainder of the waste is transported by conveyor lines where laborers manually remove up to 50% of salable commodities such as aluminum, steel, and cardboard. Under the WWT strategy, the remaining residual MSW ("RMSW") will then be delivered to the WWT leased facility (located on the Taormina Industries campus) for further processing using its licensed process.

WWT's licensed proprietary process is expected to occur in five stages: (i) RMSW will be delivered on-site to WWT's facility; (ii) the waste will then be mechanically loaded into WWT's Vessel (it is anticipated that no sorting, shredding, or opening of bags will be required); (iii) the Vessel will be sealed and run for a specified period of time, during which time volatile organic compounds will be captured and rendered inert and discharged; (iv) at the conclusion of the cycle, the resulting discharged materials will be mechanically separated by commodity type for processing, packaging and shipping; and (v) the remaining waste, anticipated to be between 35-40% of the volume received by WWT, will be placed on Taormina Industries trucks for transport to the landfill. Each is expected to process approximately 250 tons of RMSW per day. WWT expects to have three primary revenue drivers:

            1. Tipping Fees. WWT anticipates entering into service agreements with waste collection companies and municipalities and setting a tipping fee for the term of each agreement.

            2. Recycling Revenues. Clean recyclable materials, such as scrap steel, cans, and aluminum will be mechanically sorted and collected, then sold to recyclers at market prices or a slight discount to market prices.

            3. Cellulose Extraction. Commercial tests have demonstrated that over 60% of MSW can be processed into a valuable cellulose fiber, with a market value similar to cardboard boxes. WWT expects that this fiber will initially be sold to paperboard manufacturing companies in Southern California.

WWT anticipates that its initial facility will be capable of processing 500 tons of residual MSW each day using 2 Vessels. The second phase of the agreement with Taormina Industries calls for WWT to build an additional 2,000 ton per day, 8-Vessel plant in Orange County, California. WWT has committed to process 2,500 tons per day of residual MSW pursuant to its agreement with Taormina Industries. WWT's current strategy is to replicate the larger plant at future sites.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2003. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." We are devoting substantially all of our present efforts to research and development and construction of our first facility All losses accumulated since inception have been considered as part of our development stage activities.

Results of Operations

We are a development stage enterprise as defined by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." We are devoting substantially all of our present efforts to research and development and construction of our first facility From inception to date, we have expended approximately $2.5 million for the construction of the first facility, $350,000 on the core license and approximately $2.8 million on research, development, general and administrative expenses. We anticipate that the first facility will be completed and operational in March or April of 2005, subject to receiving on a timely basis all permits and license and obtaining the additional capital required.

Liquidity and Capital Resources

As of November 12, 2004, we have raised approximately $6.5 million dollars and have approximately $800,000 cash on hand. To date, we have used our capital resources for construction of and equipment for the first facility of approximately $2.5 million, acquisition of the core license of approximately $350,000 and the remainder for research, development, general and administrative expenses. As of November 12, 2004, we have outstanding purchase commitments of $3.5 million related to the construction of the first facility. As of November 12, 2004, we anticipate that we must raise an additional $12 million in order to meet the outstanding purchase commitments, complete the first facility and become operational. We intend to meet these needs by raising additional debt and/or equity financing, although there can be no assurance that we will be able to raise such funds on terms acceptable to the Company, in the time required, or at all.

Risk Factors

We face a number of substantial risks. Our business, financial condition, results of operations and stock price could be harmed by any of these risks. The following factors should be carefully considered in connection with the other information contained in this Quarterly Report on Form 10-QSB.

A Development Stage Company.

      WWT is in the development stage and is subject to all the business risks associated with a new enterprise, including uncertainties regarding product development, constraints on WWT's financial and personnel resources, and dependence on and need for third party relationships. WWT has had no revenues to date and there can be no assurance as to when or whether it will be able to develop sources of revenue or that its operations will become profitable, even if it is able to begin generating revenue. WWT has not yet sold any products or services or otherwise generated revenue. WWT will need to raise additional finances to be able to further its development plans. It has raised approximately $6.5 million through October 31, 2004 which has been and will be used for working capital purposes and construction of the first facility. However, there can be no assurances that this amount will be sufficient to sustain the company for any specified period of time and it will need to raise additional funds. There can be no assurances that WWT will be able to do any of the foregoing.

Further Financing Cannot be Guaranteed.

      WWT needs to raise additional capital in order to meet its business plan, and the required additional financing may not be available on terms acceptable to WWT, or at all. There can be no assurances that WWT's anticipated future financings will occur, or that such financings will be available on acceptable terms. WWT's Placement Agent has committed to assisting it in raising additional capital, but neither the Placement Agent, nor any of WWT's affiliates, nor any other person has made a binding commitment for an investment of additional funds in WWT, and a number of factors beyond their control and WWT's control make any future financings uncertain. No one should rely on the prospect of future financings in evaluating WWT. Prior to the Merger,

Ability to Obtain or Sustain Market Acceptance for Services and Products.

      WWT does not intend to engage in advertising during its development phase. Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect the financial condition and operating results of WWT. Moreover, WWT cannot be sure that it will successfully complete the development and introduction of new products or product enhancements or that any new products developed will achieve acceptance in the marketplace. It may also fail to develop and deploy new products and product enhancements on a timely basis.

The Market for Services and Products in the Solid Waste Processing and Recycling Industry is Competitive; WWT may not be Able to Compete Successfully.

      The market for services and products in the solid waste processing industry is highly competitive. Most of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than WWT, and may be able to respond more quickly than WWT can to new or changing opportunities and customer requirements. Also, the competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share. These competitors are able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than WWT can.

Requirement for a Significant Supply of Solid Waste and Timely Payment for that Solid Waste.

      If WWT does not obtain a supply of solid waste at quantities and qualities that are sufficient to operate its facilities at the expected operating levels, or if third parties do not promptly pay for the solid waste they deliver, the financial condition and operating results could adversely be affected and significantly impacted. One or more of the following factors could impact the price and supply of waste:

      o     defaults by waste suppliers under their contracts;

      o a decline in solid waste supply due to increased recovery by material recovery facilities;

      o     composting of municipal solid waste;

      o     incineration of municipal solid waste;

      o legal prohibitions against processing of certain types of solid waste in its facilities; or

      o     increased competition from landfills and recycling facilities.

Loss of Key Executives and Failure to Attract Qualified Management could limit Growth and Negatively Impact Operations.

      WWT depends highly upon its senior management team. It will continue to depend on operations management personnel with waste handling and pulp industry experience. At this time, WWT does not know the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could have a material adverse effect on the operations and financial condition of WWT.

Results of Operations may be Affected by Changing Resale Prices or Market Requirements for Recyclable Materials.

      WWT's results of operations may be affected by changing resale prices or market requirements for recyclable materials, some of which are priced on a commodity basis. The resale, and market demand for, these materials can be volatile due to numerous factors beyond WWT's control, which may cause significant variability in its period-to-period results of operations.

Results of Operations will Fluctuate.

      WWT's revenues and results of operations will vary from quarter to quarter in the future. A number of factors, many of which are outside its control, may cause variations in its results of operations, including:

      o     demand and price for products;

      o     the timing and recognition of product sales;

      o     unexpected delays in developing and introducing products;

      o increased expenses, whether related to marketing, product development or administration or otherwise;

      o     the mix of revenues derived from products;

      o     the hiring, retention and utilization of personnel;

      o the waste collection companies are impacted by seasonal changes that may adversely affect the business and operations of WWT;

      o     general economic factors; and

      o changes in the revenue recognition policies required by generally accepted accounting principles.

Failure to Obtain Required Permits.

      WWT has not yet obtained the permits required to operate its business and there can be no assurance that it will successfully obtain these permits. Permits to operate waste processing facilities have become increasingly difficult and expensive to obtain. Permits may take years to obtain as a result of numerous hearings and compliance with zoning, environmental and other regulatory measures. Required permits include, but are not limited to, solid waste facility permits, air quality management district permits, and building permits. These permits may be subject to resistance from citizen or other groups and other political pressures. The failure to obtain the required permits to operate its facilities could have a material negative effect on future results of operations.

WWT's Initial Facility may not be Completed on a Timely Basis, Within Budget, or at all.

      No assurance can be given that WWT's currently planned facility under lease in Anaheim, California will be completed on a timely basis, within budget, or at all. Even if completed, no assurances can made that the facility will be adequate for WWT's needs or work without difficulties or down times. WWT currently anticipates that it will need to construct additional facilities to serve its needs and anticipated growth and that such future facilities will require additional capital. Unforeseen difficulties in the planning or completion of the initial or any future facility may lead to significant delays in production and the subsequent generation of revenue.

A Substantial Portion of WWT's Revenues will be Generated from its Agreement with Taormina Industries.

      The management of WWT anticipates that a substantial portion of its revenues will be generated from its agreement with Taormina Industries for the foreseeable future. If this agreement is terminated for any reason or if WWT is unable to extend this agreement on terms favorable to it or at all after it expires, its business, financial condition and results of operations would be materially harmed.

Exposure to Litigation.

      Since WWT personnel are expected to routinely handle solid waste materials, WWT may be subject to liability claims by employees, customers and third parties. WWT currently has insurance in place, however, there can be no assurance that any liability insurance WWT has or purchases will be adequate to cover claims asserted against WWT or that WWT will be able to maintain such insurance in the future. Management believes WWT intends to adopt or has adopted prudent risk management programs to reduce these risks and potential liabilities; however, there can be no assurance that such programs if, and when adopted, will fully protect WWT. Adverse rulings in any legal matters, proceedings and other matters could have a material adverse effect on WWT.

Other Companies may Claim Infringement of their Intellectual Property or Proprietary Rights.

      WWT does not believe that its products or processes violate third party intellectual property rights. Nevertheless, there is no guarantee that such rights are not being, and will not be, violated. If any of the products or processes are found to violate third party intellectual property rights, WWT may be required to re-engineer one or more of those products or processes or seek to obtain licenses from third parties to continue offering its products or processes without substantial re-engineering, and such efforts may not be successful.

      In addition, future patents may be issued to third parties upon which WWT's technology may infringe. WWT may incur substantial costs in defending against claims under any such patents. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which effectively could block WWT's ability to further develop or commercialize some or all of its products in the U.S. and could result in the award of substantial damages against WWT. In the event of a claim of infringement, WWT may be required to obtain one or more licenses from third parties. There can be no assurance that it will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on WWT.

Success Depends on the Ability to Protect Proprietary Technology.

      WWT's success depends, to a significant degree, upon the protection of its, and that of its licensors', proprietary technologies. While WWT currently has a license in the U.S. within the scope of its anticipated business to exploit a number of U.S. patents that protect its processes, the need to pursue additional protections for its intellectual property is likely as new products and techniques are developed and as existing products are enhanced, and there is no guarantee that such protections will be attained in a timely manner, or at all. Legal fees and other expenses necessary to obtain and maintain appropriate patent protection in the U.S. could be material. Insufficient funding may inhibit the ability of WWT to obtain and maintain such protection. Additionally, if WWT must resort to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk to its proprietary rights if it is unsuccessful in, or cannot afford to pursue, such proceedings.

      WWT also relies on trade secrets and contract law to protect certain of its proprietary technology. There can be no assurance that any such contract will not be breached, or that if breached, it will have adequate remedies. Furthermore, there can be no assurance that any of WWT's trade secrets will not become known or independently discovered by third parties.

      There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to WWT's trade secrets and know-how. In addition, WWT may be required to obtain licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If WWT does not obtain required licenses, it may encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Additionally, it may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. There can be no assurance that it will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations, or that disputes will not arise with respect to rights in derivative or related research programs conducted by WWT or collaborators.

WWT may Face Delays in the Development of its Technology and its Technology may not Work as well as Expected or be Economically Viable.

      The steam classification and processing technology has not yet been widely applied within the municipal solid waste industry and may not work as well as expected or be economically viable. The successful application of the technology at large scale and high volumes to create commercially usable cellulose fiber has yet to be conclusively proven. Any inability under WWT's current plan to produce large volumes of commercially usable cellulose fiber may require additional investment in capital equipment and/or increased operating expenses beyond currently contemplated business and construction plans. Unforeseen difficulties in the development or acceptance of this cellulose fiber may lead to significant delays in production and the subsequent generation of revenue.

The License Agreement with Bio-Products International, Inc. has Certain Requirements to Maintain Exclusivity.

      The license agreement with Bio-Products International, Inc. ("BPI") is generally exclusive in the United States. However, there are certain limitations to WWT's general exclusivity and also additional requirements necessary to maintain the license. As a general limitation on the license granted by BPI, applications in which the cellulosic product of waste, including municipal solid waste, processed utilizing the licensed technology is either used directly as a fuel source or converted into an end product for energy production are excluded from the license, meaning that WWT can use the licensed technology for these types of applications, but also that BPI may license third parties to use the technology for the production of marketable solid combustion fuel end products. In addition, in order to maintain exclusivity, the license requires that on a regular schedule WWT must continue to improve the first facility or construct new facilities in order to increase overall capacity and therefore usage of the licensed technology.

      Failure to meet the above requirements with respect to the generally exclusive license may lead to the license being changed to a non-exclusive license, in which case BPI would be free to grant similar non-exclusive licenses to third parties. The failure to maintain exclusivity of the license could have a material adverse effect on WWT's business, financial condition and results of operations.

Failure to Implement New Technologies.

      WWT expects to utilize proprietary steam classification technology in its processing facilities and to adopt other technologies from time to time. WWT's future growth is partially tied to its ability to improve its knowledge and implementation of waste processing technologies. Inability to successfully implement commercially viable waste processing technologies in response to market conditions in a manner that is responsive to its customers' requirements could have a material adverse effect on WWT.

Strong Competition from Larger more Experienced Companies.

      Many of WWT's potential competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than it. WWT may not be able to successfully conduct its operations in this highly competitive environment. Such companies may be able to expend greater resources on the existing and changing technologies that WWT believes are and will be increasingly important to attaining success in the industry.

Environmental Regulations and Litigation could Subject WWT to Fines, Penalties, Judgments and Limitations on its Ability to Expand.

      WWT is subject to potential liability and restrictions under environmental laws, including those relating to handling, recycling, treatment, storage of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been, and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. WWT's business is subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions and regulations. If it is not able to comply with the requirements that apply to a particular facility or if it operates without necessary approvals, it could be subject to civil, and possibly criminal, fines and penalties, and it may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue, and/or take corrective actions. WWT may not have sufficient insurance coverage for its environmental liabilities. Those costs or actions could be significant to it and significantly impact its results of operations, as well as its available capital.

      In addition to the costs of complying with environmental laws and regulations, if governmental agencies or private parties brought environmental litigation against WWT, it would likely incur substantial costs in defending against such actions. WWT may be, in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage. A judgment against WWT, or a settlement by WWT, could harm its business, its prospects and its reputation.

Item 3. --  Controls and Procedures
            -----------------------

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report, have concluded that as of such date, our disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by us in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.


                           PART II-- OTHER INFORMATION
                                     -----------------

Item 1  --  Legal Proceedings
            -----------------

On December 11, 2003, Reid and Simi Jilek (the "Jileks") filed a complaint against Steve Racoosin, World Waste of California, Inc., World Waste International, Inc., and Environmental Technologies Corporation ("ETC") in the Superior Court of California, County of San Diego, Central Judicial District, alleging breach of contract, securities violations, and fraud and seeking monetary damages and injunctive relief (the "Litigation") The Jileks amended their complaint to eliminate the securities violations cause of action and on March 22, 2004 filed a second amended complaint to name additional parties, Thomas L. Collins and Darren Pederson, and to add additional causes of action of breach of the covenant of fair dealing, conspiracy, and specific performance for delivery of a warrant. The suit stems from an alleged oral and written arrangements providing for the rent of the Jileks' house to Mr. Racoosin with an option to buy the house which option was to be exercised with warrants to purchase five percent (5%) of the shares of ETC. Mr. Racoosin vacated the premises in early January 2004 and the Jileks' sold the house in 2004. Defendants World Waste of California, Inc., World Waste International, Inc., and ETC demurred to the second amended complaint. The court granted the demurrer in whole, with leave to amend and the Jileks filed a third amended complaint on August 5, 2004.

On October 5, 2004, WWT entered into an agreement with the Jileks settling the Litigation. Pursuant to this settlement, WWT has agreed to pay the Jileks a total of $150,000 over the next twelve months. The Jileks have also agreed to dismiss their claims against all defendants with prejudice.

Item 2  --  Changes in Securities and Small Business Issuer Purchase of Equity
            ------------------------------------------------------------------
            Securities
            ----------

On October 12, 2004, WWT sold 68,000 Units, each Unit is comprised of one (1) share of common stock WWT ("Common Stock") and Warrants exercisable for 0.25 shares of Common Stock in a private transaction to four accredited investors. The Warrants issued to the accredited investors are exercisable for five years at an exercise price of $0.01 per share. The consideration paid for the Units was $2.50 per Unit, for aggregate gross proceeds to WWT of $170,000. A commission of $17,000 and warrants to purchase up to 8,500 shares of Common Stock, exercisable for seven years at an exercise price of $2.50 per share, for the placement of the Units was paid to Chadburn Securities, Inc., an NASD broker dealer, and Laird Q. Cagan, a significant shareholder of WWT and a registered representative of Chardbourn Securities, Inc. (collectively, the "Placement Agent"), in connection with the private placement.

WWT issued and sold the foregoing securities pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) and Section 4(6) of the Securities Act of 1933, as amended.

Item 6. --  Exhibits and Reports on Form 8-K
            --------------------------------

      (a)   Exhibits

            31.1  Certification of Chief Executive Officer
            31.2  Certification of Chief Financial Officer
            32.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act
            32.2  Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act

      (b) On August 30, 2004, the Registrant filed a Current Report on Form 8-K disclosing the completion of its acquisition of World Waste Technologies, Inc.

            On September 30, 2004, the Registrant filed a Current Report on Form 8-K disclosing the sale of unregistered securities pursuant to the entry of material definitive agreements by the Registrant regarding said sale.

            On November 8, 2004, the Registrant filed an Amended Current Report on Form 8-K/A in which it filed the required financial statements pursuant to its August 30, 2004 Form 8-K filing.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               WORLD WASTE TECHNOLOGIES, INC.
                                               (Registrant)


Date:    November 19, 2004                By:  /s/ David Alan Rane
         -----------------                     -----------------------------
                                               David Alan Rane
                                               Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------
Exhibit
Number                    Description

31.1         Certification of Chief Executive Officer
31.2         Certification of Chief Financial Officer
32.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act