Form 10KSB
period 2004-12-31
WORLD WASTE TECHNOLOGIES INC
filed 2005-03-31
CIK 890447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
                             ----------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

                         Commission file number: 1-11476

                         WORLD WASTE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                               ------------------

                 California                            95-3977501
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)           Identification Number)

13250 Evening Creek Drive, San Diego, California              92128
   (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (858) 391-3400

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10 KSB. |_|

Issuer's revenues for its most recent fiscal year:  $0

Aggregate market value of voting stock held by non-affiliates of the Issuer as of March 15, 2005 was approximately $66,760,676,

There were 24,413,692 shares of the Company's common stock outstanding on March 15, 2004.

Transitional Small Business Disclosure Format:  Yes |_|   No |X|

Documents Incorporated by Reference:  None

                                Table of Contents

                                                                                                                 Page
                                                                                                                 ----

PART I............................................................................................................1

     ITEM 1.      DESCRIPTION OF BUSINESS.........................................................................1

     ITEM 2.      DESCRIPTION OF PROPERTY.........................................................................1

     ITEM 3.      LEGAL PROCEEDINGS...............................................................................1

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................1


PART II...........................................................................................................1

     ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................................1

     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......................................1

     ITEM 7.      FINANCIAL STATEMENTS............................................................................1

     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............1


PART III..........................................................................................................1

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
                  16(A) OF THE EXCHANGE ACT.......................................................................1

     ITEM 10.     EXECUTIVE COMPENSATION..........................................................................1

     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                  MATTERS.........................................................................................1

     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................1

     ITEM 13.     EXHIBITS........................................................................................1

     ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES..........................................................1


FINANCIAL STATEMENTS..........................................................................................F - 1

Introductory Comment

      Throughout this annual report on Form 10-KSB, the terms "World Waste", "WWT", "we", "us", "our", the "Company" and "our Company" refer to World Waste Technologies, Inc., a California corporation formerly known as Voice Powered Technologies International, Inc., and, unless the context indicates otherwise, also includes our subsidiary, World Waste Operations, Inc., a California corporation.

Forward-Looking Statements

      This annual report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. Our actual results may differ materially from results anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Factors that May Affect Future Results and Market Price of Our Stock".

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

Overview

      World Waste Technologies, Inc. is a development stage company formed to convert Residual Municipal Solid Waste ("RMSW") into valuable, reusable commodities through the application of conventional and licensed proprietary technology. At December 31, 2004, we were constructing a processing facility in Anaheim, California for this purpose and administered our operations from our office in San Diego, California.

      WWT is a California corporation with its corporate headquarters in San Diego, California. Its telephone number is 858-391-3400.

Corporate History

      Voice Powered Technology International, Inc. ("VPTI"), a California corporation incorporated on June 21, 1985, began active operations in January 1990 for the purpose of developing, marketing and distributing low-cost voice recognition and voice activated products. From January 1990 until July 1992, VPTI operated as a development stage enterprise. Effective March 31, 2001, VPTI ceased business operations. Subsequent to ceasing operations, VPTI explored potential business opportunities to acquire or merge with an entity with existing operations, while continuing to file reports with the SEC.

      On August 24, 2004, World Waste Technologies, Inc., a privately owned California corporation formed in February 2003 ("Old WWT"), was merged into a wholly-owned subsidiary of VPTI. VPTI was thereafter renamed World Waste Technologies, Inc. As part of the merger, the officers and directors of VPTI resigned and the officers and directors of Old WWT became the officers and directors of the Company. Immediately prior to the merger, VPTI did not conduct any operations and had minimal assets and liabilities. Old WWT was created by the merger of World Waste of America, Inc., a privately owned California corporation formed in May 2002, into a wholly-owned subsidiary of Old WWT on March 25, 2004.

      Our stock is quoted on the OTC Bulletin Board under the new symbol of WDWT.OB.

      All regulatory filings and other historical information including stock information prior to December 31, 2004 that applied to VPTI continue to apply to us after the merger.

The World Waste Solution

      We are constructing a facility to convert RMSW into valuable, reusable commodities through the application of conventional and licensed proprietary technology. RMSW is garbage that has been initially sorted and processed at a Material Recovery Facility ("MRF"). Our first operating facility ("Anaheim Facility") is under construction in a leased facility on the campus of the regional transfer facility in Anaheim, California of Taormina Industries ("Taormina"), a wholly-owned subsidiary of Republic Services, Inc. We have entered into a contract with Taormina to supply us with RMSW ("Taromina Agreement").

      Taormina is expected to deliver RMSW to us after sorting the garbage (referred to as Municipal Solid Waste ("MSW") in its MRF. Typically, the sorting process consists of the following steps: (1) MSW enters Taormina's MRF from curbside collection vehicles where it is manually sorted to remove non-recyclable items such as car batteries and tires; (2) the remaining waste is then transported via conveyor lines where laborers manually remove up to approximately 50% of salable commodities such as aluminum, steel, and cardboard;
(3) the residual waste, or RMSW, is then removed and deposited in a landfill. Our solution, however, provides for the RMSW to be delivered to our facility for further processing via a proprietary technology licensed by us.

      We hold a license to proprietary technology which employs a process generally known as "Pressurized Steam Classification". The type of pressurized steam classification that we plan to use was developed at the University of Alabama in Huntsville, and utilizes a sealed rotating vessel to combine steam, heat, pressure and agitation to change the waste's physical composition.

      This Pressurized Steam Classification process converts paper, cardboard, and paper packaging found in MSW into a sanitized cellulose fiber material which can be screened and cleaned using conventional pulp recycling equipment. We anticipate selling the resulting material, known as "wetlap pulp," as a raw material for making new lower grade paper stocks such as liner board, corrugated medium, and packaging. We also anticipate selling other inorganic, recyclable materials such as aluminum, steel, and tin captured in the process, into commodities markets.

      Our Anaheim Facility, currently under construction at Taormina's regional transfer facility in Anaheim, California is expected to be capable of processing approximately 500 tons per day of RMSW. We currently plan to build an additional plant in the Anaheim area that will be capable of processing approximately 2,000 tons per day of RMSW, at which point we will have the capacity to process up to approximately 2,500 tons per day, the total amount of RMSW deliverable by Taormina under the Taromina Agreement. This larger plant is expected to be replicated across future sites and provide significant economies of scale.

      Our ability to successfully complete construction of our Anaheim Facility and any additional facility is subject to a number of contingencies, including our ability to raise sufficient capital to fund these activities.

Our Planned Revenue

      Pursuant to our current business model, we anticipate our product and services will result in three distinct revenue streams. First, under the terms of the Taromina Agreement, Taormina has agreed to pay a "tipping fee" to us for each ton of RMSW delivered to and processed by us. Second, our process is expected to mechanically sort and collect standard recyclable materials such as scrap steel, cans, and aluminum. These materials will be collected and sold to Taormina for resale to commodities buyers. Third, our process is expected to recover a cellulose fiber in the form of wet-lap pulp suitable for sale to paper and board manufacturing facilities for incorporation into their products. The cellulose fiber is currently anticipated to be suitable for unbleached grades of paper which would include corrugating medium.

Our Anticipated Markets

      Once our Anaheim Facility is complete, we expect to provide processing services to other companies and municipalities in addition to Taormina in the Municipal Solid Waste ("MSW") industry. According to industry sources, the MSW industry in the United States accounts for approximately $36 billion in spending and is dominated by large MSW processors such as Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc. Many other smaller regional companies and municipalities are also in the waste handling business. Most state governments in the United States mandate that certain percentages of all MSW be recycled. The State of California, where our headquarters is located and our Anaheim Facility is under construction, currently mandates the highest standard in the United States by requiring that 50% of all incoming MSW be diverted from landfills. We believe that the trend in state law throughout the country is to migrate toward the California standard of requiring 50% of all MSW to be diverted from landfills. Accordingly, we anticipate providing our processing services to MSW handlers looking for efficient ways to increase the percentage of their recycled MSW.

      Our Anaheim Facility is also expected to allow us to operate our Pressurized Steam Classification process to produce a sanitized cellulose fiber material, which once screened and cleaned using conventional paper recycling equipment, is known as "wetlap pulp." This wetlap pulp can be sold as a raw material for making new lower-grade paper stocks such as liner board, corrugated medium, and packaging. Industry sources estimate the market for corrugated medium in the United States to be $22 billion annually. Moreover, due to the increased demand for packaging in China and India, export demand is expect to grow from over 5 million tons today to over 7 million tons by 2010 and domestic demand is expected to grow from 19 million tons in 2004 to over 20 million tons by 2010.

      Our process is expected to mechanically sort and collect other inorganic standard recyclable materials such as scrap steel, cans, and aluminum. These materials are expected to be collected and sold to Taormina.

Sales and Marketing

      We currently plan to market our services to waste handlers, waste collectors and municipalities, focusing on higher recycling rates, with the goal of lowering use of the land fills and creating a cost savings for these customers. We also plan to market our wetlap pulp to paperboard and packaging mills as a raw material for making new lower-grade paper stocks such as liner board, corrugated medium, and packaging, among other things. In addition, we plan to sell the other inorganic standard recyclable materials such as scrap steel, cans, and aluminum to Taormina for bailing and selling in the marketplace.

      Other than the Taormina Agreement which requires Taormina to provide us with up to 2,500 tons of waste per day and to pay us for every ton of RMSW that we process, we currently do not have any agreements in place to market any of our products or services. We currently expect to establish an in-house marketing and sales program to promote our services. Alternatively, we may enter into strategic alliances with larger companies. We currently expect that our services and products will be marketed in the U.S.

The Taormina Agreement

      In June 2003, we entered into a 10-year contract with options for three additional extensions of 5 years each, with Taormina Industries, a wholly-owned division of Republic Services, Inc. The Taormina Agreement requires Taormina to deliver up to 500 tons of RMSW per day to us for processing at our Anaheim Facility currently under construction on the campus of Taormina in Anaheim, CA. Under the terms of the Taormina Agreement, Taormina will pay a tipping fee per ton of RMSW delivered to us. The second phase of the Taormina Agreement calls for us to build a 2,000 tons per day plant in the Orange County area. The Taormina Agreement also grants Taormina a right of first refusal to participate in potential future projects in an additional 10 counties throughout California where Taormina has operations. Our success is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance.

      The agreement allows Taormina to terminate in the event that, among other things, we do not complete all permitting, approvals and construction of the leased facility by September 8, 2005, and if we fail to occupy and use the leased facility by September 8, 2005. While management believes that these requirements will be met by September 8, 2005, there can be no assurance that we will meet this deadline.

Competition

      We may be required to compete with numerous other products, technologies and services that could be in use currently or are being developed by companies, academic institutions and research institutions. These competitors consist of both large established companies as well as small, single product or service development stage companies. We expect competition from these companies as they develop different and/or novel approaches to the processing of MSW. Some of these approaches may directly compete with the products or services that we are currently developing.

      Three companies dominate the MSW industry in the United States: Waste Management, Inc. (32% market share, with $11.5 billion in revenues); Allied Waste Industries, Inc. (15% market share, with $5.25 billion in revenues); and Republic Services, Inc. (7% share, with $2.52 billion in revenues). There are also many smaller regional companies and municipalities in the waste handling business. Although we do not view MSW haulers as competitors, but rather as consumers for the services we plan to provide, such haulers would be competition to the extent they make capital investments in material recovery facilities, incineration, composting, or landfills rather than outsourcing through us. We believe that the primary competitive factors in our industry are price, reliability of service, and quality of recycling programs.

      Corrugated packaging and mixed waste companies may also be a source of competition for us. Our process converts MSW into a sanitized cellulose fiber material, which once screened and cleaned using conventional paper recycling equipment, is known as "wetlap pulp." Wetlap pulp can be used by many paper mills in the manufacture of corrugated cardboard and associated packaging materials and other products. These paper mills also use other feedstocks such as used cardboard, mix waste paper and virgin pulp in their mill processes. To the extent that companies which provide other feedstocks which may include MRFs, meet or exceed the demand of the mills for feedstock, they could have a negative impact on the demand for our wetlap.

Regulation

      Our business is subject to extensive federal, state and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the Environmental Protection Agency ("EPA") and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States and various agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.

      Because a major component of our business will be the processing of solid waste in an environmentally sound manner, a portion of our capital expenditures is related, either directly or indirectly, to environmental protection measures, including compliance with federal, state or local provisions that regulate the discharge of materials into the environment. There will be costs associated with sighting, design, operations, monitoring, site maintenance, corrective actions, and financial assurance of each facility that we plan to operate. In connection with our development or expansion of a facility, we must often spend considerable time, effort and money to obtain or maintain necessary required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. At this time, other than the necessary permit for wastewater discharge, we have all necessary permits to operate our business as of today.

      The primary United States federal statutes affecting our business are summarized below:

      The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates handling, transporting and disposing of hazardous and non-hazardous wastes and delegates authority to the states to develop programs to ensure the safe disposal of solid wastes. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations must be implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We expect to incur costs in complying with these standards in the ordinary course of our operations.

      The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment. CERCLA's primary means for addressing such releases is to impose liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances to the site. Liability under CERCLA is not dependent on the intentional disposal of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations.

      The Federal Water Pollution Control Act of 1972 (the "Clean Water Act") regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources. If run-off from our operations may be discharged into surface waters, the Clean Water Act would require us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In addition, if a landfill or a transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by the treatment works. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

      The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. The Clean Air Act would apply to certain of our planned operations, including solid waste landfills and waste collection vehicles.

      The Occupational Safety and Health Act of 1970, as amended ("OSHA"), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various record keeping, disclosure and procedural requirements.

      There are also various state or local regulations that affect our operations. Sometimes states' regulations are more strict than comparable federal laws and regulations.

      Many states, provinces and local jurisdictions have enacted "fitness" laws that allow the agencies that have jurisdiction over waste services contracts or permits to deny or revoke these contracts or permits based on the applicant or permit holder's compliance history. Some states, provinces and local jurisdictions go further and consider the compliance history of the parent, subsidiaries or affiliated companies, in addition to the applicant or permit holder. These laws authorize the agencies to make determinations of an applicant or permit holder's fitness to be awarded a contract to operate, and to deny or revoke a contract or permit because of unfitness, unless there is a showing that the applicant or permit holder has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations.

Research and Development

      During 2003 and 2004, we spent an aggregate amount of $493,416 on research and development activities.

Intellectual Property

      On June 21, 2002, we entered into a U.S. technology license agreement with Bio-Products International, Inc., an Alabama corporation, with respect to several patents and other related intellectual property relating to the methods and processes developed by the University of Alabama in Huntsville. The technology was designed to provide for the processing and separation of material contained in MSW. This unique process treats MSW with a combination of time, temperature and pressure. Temperatures of several hundred degrees sterilize the material and the pressure, and agitation causes a pulping action. This combination is designed to result in a large volume reduction, yielding high-density, sterilized product. The majority of the material is a biomass cellulose with significant papermaking fiber content that may be sold to container board plants after a minimal screening and cleaning process. The most recent patent includes the capturing of all Volatile Organic Compounds and was granted by the United States Patent and Trademark Office in October 2001.

      The University of Alabama in Huntsville ("UAH") currently holds the patent for the technology. This patent was licensed to Bio-Products International, Inc. ("BPI") and this license was sub-licensed to us for commercialization in the United States. Under the license agreement, we paid an upfront license fee and currently pay a monthly fee for technical services. We are also required to pay royalties based on the tons of waste processed utilizing the technology as well as a royalties based on the sales price of fiber products recovered from the process.

      The license extends until the expiration date of the last patent issued to Bio-Products and/or the University of Alabama in Huntsville covering the technology, which is expected to occur on October 23, 2021. In the license with the UAH BPI is required to continue to make certain payments to UAH to maintain exclusivity.

Employees

      As of March 15, 2005, we employed seven persons. There are four members in our executive management team and three persons employed in operations and administration. We are not a party to any collective bargaining agreements. We have not experienced work stoppages and we believe that our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

      Our principal executive offices are in San Diego, California, where we lease approximately 1,700 square feet under a lease expiring in March 2006. We are currently constructing a plant on leased real property in Anaheim, California, which covers an approximately 30,000 square feet building and expires in July 2014 which we have the option to renew 3 times for 5 year periods each.

ITEM 3. LEGAL PROCEEDINGS

      On December 11, 2003, Reid and Simi Jilek (the "Jileks") filed a complaint against Steve Racoosin, World Waste of California, Inc., World Waste International, Inc., and Environmental Technologies Corporation ("ETC") in the Superior Court of California, County of San Diego, Central Judicial District, alleging breach of contract, securities violations, and fraud and seeking monetary damages and injunctive relief (the "Litigation"). The Jileks amended their complaint to eliminate the securities violations cause of action and on March 22, 2004 filed a second amended complaint to name additional parties, Thomas L. Collins and Darren Pederson, and to add additional causes of action of breach of the covenant of fair dealing, conspiracy, and specific performance for delivery of a warrant. The suit stems from an alleged oral and written arrangements providing for the rent of the Jileks' house to Mr. Racoosin with an option to buy the house which option was to be exercised with warrants to purchase five percent (5%) of the shares of ETC. Mr. Racoosin vacated the premises in early January 2004 and the Jileks sold the house in 2004. Defendants World Waste of California, Inc., World Waste International, Inc., and ETC demurred to the second amended complaint. The court granted the demurrer in whole, with leave to amend and the Jileks filed a third amended complaint on August 5, 2004.

      On October 5, 2004, we entered into an agreement with the Jileks settling the Litigation. Pursuant to this settlement, we agreed to pay the Jileks a total of $150,000 over the next twelve months. The Jileks have also agreed to dismiss their claims against all defendants with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We did not submit any matters to a vote of our shareholders during the fourth quarter of 2004.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our stock is quoted on the OTC Bulletin Board under the new symbol of WDWT.OB.

      On March 25, 2004, the controlling stockholder of VPTI approved a one-for-60 reverse split of our common stock to be effectuated upon the closing of the merger between VPTI and Old WWT. The reverse stock split became effective at the close of business on August 24, 2004. The following table sets forth, for the periods indicated, the high and low closing bid prices for our Common Stock on the OTC Bulletin Board, for the quarters presented. The bid prices have been adjusted to reflect the reverse stock split. Bid prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.

                                                                   Bid Prices
                                                                   ----------

Calendar 2003                                                   High        Low
-------------                                                   ----        ---

First Quarter                                                   0.60        0.60

Second Quarter                                                  0.60        0.60

Third Quarter                                                   0.60        0.60

Fourth Quarter                                                  3.60        0.60

Calendar 2004
-------------

First Quarter                                                   9.00        0.60

Second Quarter                                                 11.40        4.20

Third Quarter                                                   7.00        2.50

Fourth Quarter                                                  4.85        3.20

      As of March 15, 2005, there were 24,413,692 common shares outstanding and approximately 879 shareholders of record, not including holders who hold their stock in "street name".

Dividends

      We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Repurchase of Securities

      We did not repurchase any shares of our common stock during the fourth quarter of the year ended December 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

      The following Plan of Operations, as well as information contained elsewhere in this report, contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and
Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, and general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under "Factors Affecting Our Business and Prospects" below.

Overview

      On August 24, 2004, a newly formed wholly owned subsidiary of Voice Powered Technology International, Inc., a California corporation ("VPTI"), merged with and into World Waste Technologies, Inc., a California corporation ("Old WWT"). As a result of this merger (the "Merger"), Old WWT became a wholly owned subsidiary of VPTI and VPTI changed its name to "World Waste Technologies, Inc." The Merger occurred pursuant to an Agreement and Plan of Reorganization dated as of March 25, 2004, as amended on August 24, 2004 by and among VPTI, V-CO Acquisition, Inc. and Old WWT. As a result of the Merger, VPTI continued as the surviving corporation, assumed the operations and business plan of Old WWT, and replaced its officers and directors with those of Old WWT, and the stockholders of Old WWT became stockholders of VPTI. To our knowledge, VPTI was incorporated in June 1985, and began active operations in January 1990 to develop, market, and distribute low-cost voice recognition and voice activated products. We currently do not plan to conduct any business other than operations heretofore conducted or contemplated to be conducted by Old WWT. As the shareholders of Old WWT became the controlling shareholders of VPTI after the Merger, Old WWT is treated as the acquirer for accounting purposes, and therefore the Merger was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Additionally, the prior operating results of VPTI are not indicative of our future operations, and none of the assets or liabilities on our balance sheet as of December 31, 2004 relate to VPTI prior to the Merger.

      Since the formation of Old WWT in 2002, our efforts have been principally devoted to research and development activities, raising capital, and recruiting additional personnel and advisors. To date, we have not marketed or sold any product and have not generated any revenues. We do not anticipate generating any revenue until completion of our first facility, which we anticipate in the third quarter of 2005, but is dependent on our ability to raise additional capital in a timely manner.

Plan of Operations

      We currently are purchasing, and are planning to purchase, certain assets, including additional equipment needed to construct our first facility to process municipal solid waste ("MSW"). WWT has a license for a patented technology and other related intellectual property capable of converting MSW into commodities. This process, known as "pressurized steam classification," uses a sealed, rotating autoclave loaded with MSW. The process converts MSW into separable components of "sterilized" organic and inorganic materials and allows minimal discharges to the air, water and soil. The product of the process is a sanitized cellulose material with significant papermaking fiber content that can be sold to containerboard plants after a screening and cleaning process. The inorganic materials captured are similar to the standard recycled materials of aluminum, tin, and steel. We anticipate that our first facility will be completed in the third quarter of 2005, but is dependent on our ability to raise additional capital in a timely matter. We intend to raise additional capital by means of equity and/or debt financing, although there can be no assurance that we will be able to raise such funds on terms acceptable to the Company, in the time required, or at all. As of March 15, 2005, we had purchase orders outstanding related to our first facility of approximately $3,500,000, and approximately $5,000,000 of additional purchase orders to be issued in order to complete our first facility. Future acquisitions could affect our financial resources and our liquidity in a manner that we cannot currently project.

      Our current plan of operation for the next 12 months primarily involves research and development activities, completing the construction of our first facility to process MSW and operating the facility upon completion. Over the next 12 months, we currently anticipate hiring an additional 40 to 50 employees. The actual amounts we may expend on research and development and related activities during the next 12 months may vary significantly depending on numerous factors, including pace and success of the construction of our first facility, the results of our first facility, and the possible acquisition of assets. However, based on our current estimates, we believe that we will need several million dollars for operating expenses and working capital to conduct our planned operations beyond the next 12 months. We intend to meet these needs by raising additional equity and/or debt financing, although there can be no assurance that we will be able to raise such funds on terms acceptable to the Company, in the time required, or at all. Depending on the successful completion of our first facility, we anticipate that we will begin the construction process of our second facility, site location, permitting, design, engineering and the ordering of equipment. We intend to raise additional equity and/or debt financing in order to have the funds required to carry out these activities. There can be no assurance that we will be able to raise such funds on terms acceptable to the Company or at all.

      You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this report.

      Financial information for the period from June 18, 2002 (date of inception) to December 31, 2003 is the historical financial information of Old WWT. Financial information for the year ended December 31, 2004 is the historical financial information of Old WWT and VPTI combined.

Reverse Stock Split

      On March 25, 2004, VPTI's controlling stockholder approved a one-for-sixty reverse stock split of our common stock to be effectuated upon the closing of the merger between VPTI and Old WWT, which became effective at the close of business on August 24, 2004.

Trends in Our Business

      The Resource Conservation and Recovery Act of 1991 require landfills to install expensive liners and other equipment to control leaching toxics. Due to the increase costs and expertise required to run landfills under this Act, many small, local landfills closed during the 1990's. industry source estimate that from 1991 to 2001 over half of the landfills in the United States were closed. Larger regional landfill were build requiring increased logistics costs for the waste haulers.

      In addition, state and federal governments have continued to increase the pressure on the industry to improve their recycling percentages. California currently mandates one of the highest standards in the United States by requiring 50% of all incoming MSW to be diverted from landfills. We believe that the trend in state law throughout the U.S. is to migrate toward the California standard of requiring 50% of all MSW to be diverted from landfills.

      Industry sources estimate that over the ten year period from 1994 to 2004, the demand for corrugated cardboard medium has increased 35%. Due in part to increasing demands for packaging material from China and India, the increasing demand is expected to continue into the future.

Critical Accounting Policies and Estimates

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

      Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2004. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

      Basis of Presentation

      The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. We are a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived no revenues from its activities to date.

      Use of Estimates

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

      Fixed Assets

      Machinery and Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, to commence when the asset is put in use. At December 31, 2004 we had issued purchase orders of $8,225,000 for plant equipment to be manufactured against which equipment costs of $486,000, construction in progress costs of $1,042,000 and deposits on equipment of $3,418,000 have been capitalized.

      We have completed a substantial portion of the engineering process for the initial plant in Anaheim, California and plans to capitalize all costs directly associated with developing the plant throughout the remainder of construction. Construction is expected to be completed in the third quarter of 2005.

      Intangibles

      Intangible assets are recorded at cost. At December 31, 2004 and December 31, 2003, our only intangible asset was the License to the technology. We will begin amortizing this intangible asset upon completion of the first facility on a straight-line basis over the remaining life of the License. Our policy regarding intangible assets is to review such intangible assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If the review indicates that intangible assets are not recoverable (i.e. the carrying amount is more than the future projected undiscounted cash flows), its carrying amount would be reduced to fair value. We carried no goodwill on our books at either December 31, 2004 or December 31, 2003. Further, during the year ended December 31, 2004 we had no material impairment to its intangible asset.

      Research and Development

      Research and development costs are charged to operations when incurred.

      Stock-Based Compensation

      During the fourth quarter of 2004, we adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation." Accordingly, we have expensed the compensation cost for the warrants issued based on the fair value at the warrant grant dates.

Results of Operations

Comparison of Fiscal Year ended December 31, 2004 and 2003

      During 2004, we continued research on the licensed process and the intended use of the products from that process, development of our business plan, designed and began construction of our first facility in Anaheim, CA and continued raising capital.

Revenues

      We did not generate any operating revenues in fiscal 2004 or 2003.

Expenses

      Research and Development increased by $75,758 to $284,587 in 2004 compared to 2003 due to additional research done by Bio Products to continue to improve the system in accordance with the license agreement. Salaries increased by $328,148 to $661,998 in 2004 compared to 2003 due to our head count increasing from 3 to 7 employees, including the hiring of two officers as we continue to prepare to open our first facility in 2005. Professional fees increased by $380,343 to $433,853 in 2004 compared to 2003 due to business development consulting of $275,000 and accounting fees of $100,000 due to SEC reporting requirements. Legal fees increased $331,781 to $346,705 in 2004 compared to 2003 due to the two mergers during 2004, the lease negations with Taormina Industries, the license modifications and SEC reporting requirements. Rent increased $80,661 to $128,660 in 2004 compared to 2003 primary due to the lease in Anaheim with Taormina Industries. The litigation settlement of $150,000 is related to the settlement of litigation Jilek matter. Investor Relations expense of $172,000 relates to the amortization of stock compensation to a firm for investor relations support. Property, Plant and Equipment expenditures increased by approximately $5,000,000 due to construction of and equipment for the Anaheim facility. Accounts payable increased by $1,368,290 to $1,380,790 primary due to invoices related to plant and equipment for the Anaheim facility

      During 2003, we performed further research on the process and the use of the products produced by the licensed technology, developed a business plan and pursued a contract for the delivery of MSW. In June of 2003, we signed an agreement with Taromina Industries, LLC for the delivery of MSW.

      During 2002, we performed research on how we would use the licensed technology and the use of the products produced by us, developed a business plan and pursued a contract for the delivery of MSW.

Liquidity and Capital Resources

      Cash increased $960,883 to $1,128,502 due primarily to the sale of equity of approximately $6,800,000 less cash used for operations of approximately $625,000 and construction and equipment for the Anaheim facility of approximately $5,000,000.

      As of March 15, 2005, we had cash on hand of $1,679,000, purchase orders outstanding related to our first facility of approximately $3,500,000, and approximately $5,000,000 of additional purchase orders to be issued in order to complete our first facility. We also anticipate that we will need several million dollars for operating expenses and working capital to sustain us until cash flow from operations is positive. We intend to meet these needs by raising additional equity and/or debt financing, although there can be no assurance that we will be able to raise such funds on terms acceptable to us, in the time required, or at all.

      As of December 31, 2004, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for the Taormina Agreement described in the "Business" above.

      We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

      We do not believe that inflation has had a material impact on our business or operations.

      During 2003, Old WWT raised an additional approximate $935,000 of capital. We used the funds to make payments toward the technology license, perform further research on the process and the use of the products produced by the licensed technology, develop a business plan and to pursue a contract for the delivery of MSW.

      During 2002, Old WWT raised approximately $435,000 which was used to make payments toward the technology license, perform research on how we would use the license process and the products produced by us, develop a business plan and to pursue a contract for the delivery of MSW.

Factors that May Affect Future Results and Market Price of Our Stock

      An investment in our common stock is subject to a high degree of risk. The risks described below should be carefully considered, as well as the other information contained in this annual report and in the documents incorporated by reference. If any of the following risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

FACTORS ASSOCIATED WITH OUR COMPANY

RISKS RELATED TO OUR BUSINESS

      We are a development stage company subject to all the risks and uncertainties of a new business.

      We are in the development stage and are subject to all the business risks associated with a new enterprise, including uncertainties regarding product development, constraints on our financial and personnel resources, and dependence on and need for third party relationships. We have had no revenues to date and there can be no assurance as to when or whether we will be able to develop sources of revenue or that our operations will become profitable, even if we are able to begin generating revenue. We have not yet sold any products or services or otherwise generated revenue and there can be no assurance that we will be able to do so.

      We will need further financing which cannot be guaranteed.

      We raised approximately $4.5 million prior to the closing of the Merger in August 2004 which was used for equipment, leasehold improvements and working capital purposes. In addition, we raised $5.9 million between August 2004 and March 15, 2005 which has also been used for equipment, leasehold improvements and working capital purposes. We need to raise additional capital in order to meet our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. To date, we have funded all of our activities through the sale of securities. Our Placement Agent has committed to assisting us in raising additional capital, but neither the Placement Agent, nor any of our affiliates, nor any other person has made a binding commitment for an investment of additional funds in us, and a number of factors beyond their control and our control make any future financings uncertain. No one should rely on the prospect of future financings in evaluating us. Moreover, we will need significant funding to carry out most or all of our work to develop the processing facility in Anaheim, California. We have not identified the sources for additional funding. If we are unable to obtain sufficient financing on a timely basis, the development of our facility could be delayed and we could be forced to reduce the scope of our project or otherwise limit or terminate our operations altogether. Any additional funding that we obtain is likely to reduce the percentage ownership of the company held by our existing security holders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

      We may not be able to obtain or sustain market acceptance for our services and products.

      We do not intend to engage in advertising during our development phase. Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect our financial condition and operating results. Moreover, we cannot be sure that we will successfully complete the development and introduction of new products or product enhancements or that any new products developed will achieve acceptance in the marketplace. We may also fail to develop and deploy new products and product enhancements on a timely basis.

      The market for services and products in the solid waste processing and recycling industry is competitive; and we may not be able to compete successfully.

      The market for services and products in the solid waste processing industry is highly competitive. Most of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have, and may be able to respond more quickly than we can to new or changing opportunities and customer requirements. Also, the competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share. These competitors are able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can, which could adversely affect our competitive position and business.

      We will depend on a significant supply of solid waste and timely payment for that solid waste.

      If we do not obtain a supply of solid waste at quantities and qualities that are sufficient to operate our proposed facilities at the expected operating levels, or if third parties do not promptly pay for the solid waste they deliver, our financial condition and operating results could adversely be affected. One or more of the following factors could impact the price and supply of waste:

      o     defaults by waste suppliers under their contracts;

      o a decline in solid waste supply due to increased recovery by material recovery facilities;

      o     composting of municipal solid waste;

      o     incineration of municipal solid waste;

      o legal prohibitions against processing of certain types of solid waste in our facilities; or

      o     increased competition from landfills and recycling facilities.

      The loss of key executives and the failure to attract qualified management could limit our growth and negatively impact our operations.

      We depend highly upon our senior management team. We will continue to depend on operations management personnel with waste handling and pulp industry experience. At this time, we do not know the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could have a material adverse effect on our operations and financial condition. As we retain senior personnel, our overhead expenses for salaries and related items will substantially increase from current levels.

      Results of operations may be affected by changing resale prices or market requirements for recyclable materials.

      The resale price for our recycled products, including our wetlap product, aluminum, and steel, will be tied to commodity pricing. Our results of operations may be affected by changing resale prices or market requirements for these recyclable materials. The resale, and market demand for, these materials can be volatile due to numerous factors beyond our control, which may cause significant variability in its period-to-period results of operations.

      Our revenues and results of operations will fluctuate.

      Our revenues and results of operations will vary from quarter to quarter in the future. A number of factors, many of which are outside our control, may cause variations in our results of operations, including:

      o     demand and price for our products;

      o     the timing and recognition of product sales;

      o     unexpected delays in developing and introducing products;

      o unexpected delays in building and permitting our processing facilities

      o increased expenses, whether related to marketing, product development or administration or otherwise;

      o     the mix of revenues derived from products;

      o     the hiring, retention and utilization of personnel;

      o waste collection companies are impacted by seasonal changes that may adversely affect our business and operations;

      o     general economic factors; and

      o changes in the revenue recognition policies required by generally accepted accounting principles.

      We may engage in strategic transactions that may fail to enhance stockholder value.

      From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives with the goal of maximizing stockholder value. We may never complete a strategic transaction(s) and in the event that we do complete a strategic transaction(s), it may not be consummated on terms favorable to us. Further, such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

      We cannot predict with certainty the extent of future costs under environmental, health and safety laws, and cannot guarantee that they will not be material.

      We could be liable if our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of drinking water sources or soil. Under current law, we could even be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

      Environmental regulations and litigation could subject us to fines, penalties, judgments and limitations on our ability to expand.

      We are subject to potential liability and restrictions under environmental laws, including those relating to handling, recycling, treatment, storage of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been, and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. Our business is subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions and regulations. If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals, we could be subject to civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue, and/or take corrective actions. We may not have sufficient insurance coverage for its environmental liabilities. Those costs or actions could be significant to us and significantly impact our results of operations, as well as our available capital.

      In addition to the costs of complying with environmental laws and regulations, if governmental agencies or private parties brought environmental litigation against us, we would likely incur substantial costs in defending against such actions. We may be, in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage. A judgment against us, or a settlement by us, could harm our business, our prospects and our reputation.

      We may be unable to obtain required permits.

      We have all but one of our environmental permits for our first Anaheim, CA facility. There is no assurance that we will obtain the remaining permit we require to operate this facility or that we will be able to retain the permits if obtained. There can be no assurance that we will successfully obtain or retain the permits we require to operate our business for our future facilities because permits to operate waste processing facilities have become increasingly difficult and expensive to obtain. Permits often take years to obtain as a result of numerous hearings and compliance with zoning, environmental and other regulatory measures. These permits are also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain or retain the required permits to operate our facilities could have a material negative effect on our future results of operations.

      Our initial facility may not be completed on a timely basis, within budget, or at all.

      No assurance can be given that our currently planned facility under construction in Anaheim, California will be completed on a timely basis, within budget, or at all. This facility is currently under construction and is expected to be completed in the third quarter of 2005. Even if completed, no assurances can be made that the facility will be adequate for our needs or work without difficulties or down times. We currently anticipate that we will need to construct additional facilities to serve our needs and anticipated growth and that such future facilities will require additional capital. Unforeseen difficulties in the planning or completion of the initial or any future facility may lead to significant delays in production and the subsequent generation of revenue.

      A substantial portion of our revenues will be generated from our agreement with Taormina Industries.

      In June 2003, we signed a 10-year contract, which expires in June 2013, with options for three additional extensions of 5 years each, with Taormina Industries, LLC, a wholly-owned division of Republic Services, Inc. The agreement provides that Taormina will deliver up to 500 tons of MSW per day to us for processing at our Anaheim Facility which will be located on the campus of Taormina in Anaheim, CA. The second phase calls for us to build a 2,000 ton per day plant in the Orange County area. The agreement also grants Taormina a right of first refusal to participate in potential future projects in an additional 10 counties throughout California where Taormina has operations. Under the terms of this contract, Taormina will pay a per ton tipping fee to the Company.

      The agreement allows Taormina to terminate in the event that, among other things, we do not complete all permitting, approvals and construction of the leased facility by September 8, 2005, and if we fail to occupy and use the leased facility by September 8, 2005. While our management believes that these requirements will be met by September 8, 2005, there can be no assurance that we will meet this deadline.

      Our management anticipates that a substantial portion of our revenues will be generated from our agreement with Taormina Industries for the foreseeable future. If this agreement is terminated for any reason or if we are is unable to extend this agreement on terms favorable to it or at all after it expires, our business, financial condition and results of operations would be materially harmed.

      We may be exposed to litigation in the ordinary course of our business.

      Since our personnel are expected to routinely handle solid waste materials, we may be subject to liability claims by employees, customers and third parties. We currently have insurance in place, however, there can be no assurance that any liability insurance we have or purchase will be adequate to cover claims asserted against us or that we will be able to maintain such insurance in the future. We intend to adopt prudent risk management programs to reduce these risks and potential liabilities; however, there can be no assurance that such programs if, and when adopted, will fully protect us. Adverse rulings in any legal matters, proceedings and other matters could have a material adverse effect on us.

      Other companies may claim that we infringe their intellectual property or proprietary rights.

      We do not believe that our products or processes violate third party intellectual property rights. Nevertheless, there is no guarantee that such rights are not being, and will not be, violated. If any of the products or processes are found to violate third party intellectual property rights, we may be required to re-engineer one or more of those products or processes or seek to obtain licenses from third parties to continue offering our products or processes without substantial re-engineering, and such efforts may not be successful.

      In addition, future patents may be issued to third parties upon which our technology may infringe. We may incur substantial costs in defending against claims under any such patents. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which effectively could block our ability to further develop or commercialize some or all of our products in the U.S. and could result in the award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. There can be no assurance that it will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on our business and results of operations.

      Our success depends on our ability to protect our proprietary technology.

      Our success depends, to a significant degree, upon the protection of our, and that of our licensors', proprietary technologies. While we currently have a license with Bio-Products International, Inc. in the U.S. within the scope of our anticipated business to exploit a number of U.S. patents that protect our processes, the need to pursue additional protections for our intellectual property is likely as new products and techniques are developed and as existing products are enhanced, and there is no guarantee that such protections will be attained in a timely manner, or at all. Legal fees and other expenses necessary to obtain and maintain appropriate patent protection in the U.S. could be material. Insufficient funding may inhibit our ability to obtain and maintain such protection. Additionally, if we must resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk to our proprietary rights if we are unsuccessful in, or cannot afford to pursue, such proceedings.

      We also rely on trade secrets and contract law to protect certain of our proprietary technology. There can be no assurance that any such contract will not be breached, or that if breached, we will have adequate remedies. Furthermore, there can be no assurance that any of our trade secrets will not become known or independently discovered by third parties.

      There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed because we are not able to obtain the licenses on acceptable terms, or at all. Additionally, we may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. There can be no assurance that we will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations, or that disputes will not arise with respect to rights in derivative or related research programs conducted by us or our collaborators.

      We may face delays in the development of our technology and our technology may not work as well as expected or be economically viable.

      The steam classification and processing technology that we intend to use has not yet been widely applied within the municipal solid waste industry and may not work as well as expected or be economically viable. The successful application of the technology at large scale and high volumes to create commercially usable cellulose fiber has yet to be conclusively proven. Any inability under our current plan to produce large volumes of commercially usable cellulose fiber may require additional investment in capital equipment and/or increased operating expenses beyond currently contemplated business and construction plans. Unforeseen difficulties in the development or acceptance of this cellulose fiber may lead to significant delays in production and the subsequent generation of revenue.

      The license agreement with Bio-Products Internatinal, Inc. has certain requirements to maintain general exclusivity.

      The license agreement with Bio-Products International, Inc. ("BPI") is generally exclusive in the United States. However, there are certain limitations to our general exclusivity and also additional requirements necessary to maintain the license. As a general limitation on the license granted by BPI, applications in which the cellulosic product of waste, including municipal solid waste, processed utilizing the licensed technology is either used directly as a fuel source or converted into an end product for energy production are excluded from the license, meaning that we can use the licensed technology for these types of applications, but also that BPI may license third parties to use the technology for the production of marketable solid combustion fuel end products. In addition, in order to maintain exclusivity, the license requires that on a regular schedule we must continue to improve the first facility planned to be built in Anaheim, California or construct new facilities in order to increase overall capacity and therefore usage of the technology licensed by BPI. In addition, because the University of Alabama in Huntsville is the current owner of the patent for the technology and has exclusively licensed it to BPI, BPI is required to continue to make certain payments to maintain exclusivity.

      Failure to meet the above requirements with respect to the generally exclusive license may lead to the license being changed to a non-exclusive license, in which case BPI would be free to grant similar non-exclusive licenses to third parties. The failure to maintain exclusivity of the license could have a material adverse effect on our business, financial condition and results of operations.

      If we fail to implement new technologies we may not be able to keep up with the industry which could have adverse affect on our business.

      We expect to utilize proprietary steam classification technology in our processing facilities and to adopt other technologies from time to time. Our future growth is partially tied to our ability to improve our knowledge and implementation of waste processing technologies. Inability to successfully implement commercially viable waste processing technologies in response to market conditions in a manner that is responsive to our customers' requirements could have a material adverse effect on our business and results of operation.

      Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees.

      In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Large public companies will have to apply the new financial accounting rules to the first interim or annual reporting period that begins after June 15, 2005, while small business issuers such as our company will have to apply the new rules in their first reporting period beginning after December 15, 2005. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incentivize our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace. In 2004, we adopted this accounting policy.

RISKS RELATED TO OUR COMMON STOCK

      Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

      Our common shares are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

      Substantial share overhang could adversely affect on our stock price.

      As of March 15, 2005, we had outstanding 24,413,692 shares of common stock, of which only approximately 1,200,000 shares are currently freely tradable shares. The remaining 23,213,692 shares were "restricted securities" (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended) and have not been available for public sale on the OTC Bulletin Board. After August 2005, approximately 20,063,706 of the restricted shares will become eligible for public resale under Rule 144, and the balance will be eligible for resale over the next few months. No prediction can be made if or when such shares will be offered for sale over the public market, or what the effect that the sales of shares of common stock, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Because there are so few freely tradable shares, the sudden release of trading shares onto the market, or the perception that such shares will come onto the market, could have an adverse affect on the trading price of the stock.

      You may have difficulty selling our shares because they are deemed "penny stocks".

      Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

         Anti-takeover provisions in our articles of incorporation could affect the value of our stock.

         Our Articles of Incorporation contains certain provisions that could be an impediment to a non-negotiated change in control. In particular, without stockholder approval we can issue up to 10,000,000 shares of preferred stock with rights and preferences determined by our Board of Directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult, so that stockholders would not be able to receive a premium for their common stock.

         Potential issuance of additional common and preferred stock could dilute existing stockholders.

         We are authorized to issue up to 100,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. We are also authorized to issue up to 10,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over our common stock. Preferred stockholders could adversely affect the rights of holders of common stock by:

      o exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

      o receiving preferences over the holders of common stock regarding or surplus funds in the event of our dissolution or liquidation;

      o delaying, deferring or preventing a change in control of our company; and

      o     discouraging bids for our common stock.

      Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

      As of December 31, 2004, our directors and executive officers and their affiliates beneficially owned over 27.47% of our outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission as of that date. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

      o     our merger with or into another company;

      o     a sale of substantially all of our assets; and

      o     amendments to our articles of incorporation.

      The decisions of these stockholders may conflict with our interests or those of our other stockholders.

      The market price of our stock may be adversely affected by market volatility.

      The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

      o     developments with respect to patents or proprietary rights;

      o     announcements of technological innovations by us or our competitors;

      o announcements of new products or new contracts by us or our competitors;

      o actual or anticipated variations in our operating results due to the level of development expenses and other factors;

      o changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

      o     conditions and trends in the waste industries and other industries;

      o     new accounting standards;

      o     general economic, political and market conditions and other factors;
            and

      o     the occurrence of any of the risks described in this Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

      See the F pages for the financial statements and notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Our Chief Executive Officer, and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this annual report on From 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to them by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

      There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth certain information regarding our directors and executive officers as of December 31, 2004:

     NAME                 AGE                  POSITION

Thomas L. Collins         64         Chief Executive Officer and Chairman of the
                                     Board of Directors

Steve Racoosin            50         President and Director

Fred Lundberg             67         Senior Vice President and Director

David A. Rane             50         Senior Vice President and Chief Financial
                                     Officer

John Pimentel             39         Director

James L. Ferris, Ph.D.    61         Director

      Thomas L. Collins. Mr. Collins has been the Chief Executive Officer and a Director of WWT since February 2004 and was appointed Chairman of the Board in July 2004. He worked with Waste Management, Inc. from 1972 to 1995, including serving as the Vice President and Controller for the Western Region. After retiring from Waste Management in 1995, Mr. Collins was an independent consultant for the waste industry until joining WWT in January 2003 as Executive Vice President. Mr. Collins has a BA in Business Administration and Accounting from Quincy University and is a CPA.

      Steve Racoosin. Mr. Racoosin has served as President and a Director of WWT since 2002. Since 1989, he has been developing steam classification vessels for processing waste with the University of Alabama in Huntsville ("UAH"). From 1998 to 2001 Mr. Racoosin was a founder of Total Recovery Systems International, Inc. which sought to commercialize the UAH waste processing technology. Later in 2001 Mr. Racoosin continued working on commercializing the UAH technology and in 2002 he founded World Waste of America, Inc., which later became World Waste Technologies, Inc.

      Fred Lundberg. In 2004, Mr. Lundberg joined WWT as Senior Vice President, Secretary and Director. He is responsible for the engineering design and construction of WWT's facilities, and for the market development and sales of the wetlap fiber production from WWT facilities. From 2001 to 2004, Mr. Lundberg was President of Veritas Consulting, LLC, where he provided strategic and tactical consulting services to domestic pulp and paper clients. He was also Manager of the Pulp and Paper Industry Practice for Baker & O'Brien, Inc., where he provided chemical engineering consulting services and expert witness services to pulp and paper clients under a semi-exclusive consulting contract between Veritas and Baker & O'Brien. From 1998 to 2000, Mr. Lundberg was Acting President/Vice President for Jacobs-Sirrine Consultants, Subsidiary of Jacobs Engineering, Inc. where he managed the Facilities & Economics Group that provided competitive analysis services to pulp and paper clients, and managed and led strategic consulting and due diligence projects for domestic and international pulp and paper clients.

      David A. Rane. In 2004, Mr. Rane joined WWT to serve as WWT's Senior Vice President and Chief Financial Officer. Mr. Rane provided consulting service to WWT from April 2004 to November 2004. Mr. Rane served as Executive Vice President and Chief Financial Officer for Callaway Golf Company from 1994 to 2000. Prior to that, Mr. Rane worked at PricewaterhouseCoopers for 14 years in their San Diego, Brussels and National Offices. Since leaving Callaway Golf, Mr. Rane has served as Executive Vice President in two development stage companies, StoreRunner Network Inc. (from 2000 to 2001) and SureBeam Corporation (from 2001 to 2004), and most recently served as Vice Chancellor for Financial Management for The National University System (from May 2004 to November 2004). SureBeam Corporation filed for protection under Chapter 7 of the United States Bankruptcy Code in January 2004. He is a CPA and has a BA in Accounting from Brigham Young University.

      John Pimentel. Mr. Pimentel has served as a Director of WWT since February 2004. From 1993-1996, Mr. Pimentel served as Deputy Secretary for Transportation for the State of California where he oversaw a $4.5 billion budget and 28,000 employees including the Department of Transportation, the California Highway Patrol, and parts of the Department of Motor Vehicles. From 1998 to 2002, he worked with Bain & Company in the firm's Private Equity Group, and the general consulting practice. Since 2003, Mr. Pimentel has been a Director with Cagan McAfee Capital Partners where he is responsible for business development, investment structuring, and portfolio company management. Mr. Pimentel has an MBA from Harvard Business School, and a BA from University of California at Berkeley.

      James L. Ferris, Ph.D. In 2004, Mr. Ferris joined the Company's board of directors. Mr. Ferris served as a member of the board of directors of Albany International from 2000 - 2004. Mr. Ferris has been a trustee of the Institute of Paper Science and Technology since 2003 and prior to that he was the President and Chief Executive Officer of the Institute of Paper Science and Technology from 1996 to 2003. Mr. Ferris completed the Advanced Management Program at Harvard Business School in 1992, received his Ph.D. (1972) and M.S.
(1969) from the Institute of Paper Chemistry at Lawrence University, and obtained his B.S. in Chemical Engineering from the University of Washington in 1966.

      Our executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors, subject to the terms of any employment agreements with us, until their successors have been duly elected and qualified or until their earlier resignation or removal. There are no family relationships between any directors and executive officers.

BOARD COMMITTEES

      We currently have three committees of our Board of Directors: the Audit Committee, the Compensation Committee and the Finance Committee.

      The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The Compensation Committee also administers our stock option plan. There are currently three members of the Compensation Committee, Messrs. Pimentel, Ferris and Racoosin.

      The Audit Committee reviews, acts on and reports to the Board of Directors regarding various auditing and accounting matters, including the selection of our independent auditors, the monitoring of the rotation of the partners of the independent auditors, the review of our financial statements, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. There are currently two members of the Audit Committee, Messrs. Pimentel, and Ferris.

      The Finance Committee reviews, acts on and reports to the Board of Directors regarding various financial management and budgeting matters, including the review of the Company's monthly, quarterly and yearly budget and expenses, the review of the financial state of the Company and the review of certain proposed commitments and obligations of the Company. There are currently three members of the Financial Committee, Messrs. Pimentel, Ferris and Collins.

Audit Committee Financial Expert

      While the Board of Directors believes that certain of our audit committee members are financially literate and have a level of financial sophistication necessary to serve on the Audit Committee, it has determined that the Company does not have an "audit committee financial expert" as defined by the SEC's rules and regulations serving on the Audit Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of the our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. Based on a review of the our records, management believes that all filing requirements applicable to the our officers, directors and holders of more than 10% of our common stock were complied with during the 2004 fiscal year.

Code of Ethics

      The policies comprising the Company's code of conduct are set forth in the Company's "Code of Ethics." These policies satisfy the SEC's requirements for a "code of ethics," and apply to all directors, officers and employees. The board will not permit any waiver of any ethics policy for any director or executive officer. A copy of the Code of Ethics will be made available to our shareholders upon request by contacting us at 858-391-3400.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation paid in respect of the individuals who served, during the year ended December 31, 2004, as our Chief Executive Officer and the next mostly highly compensated executive officers (collectively the "Named Executive Officers") whose total salary and bonus was in excess of $100,000 per annum. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARS or any other compensation paid to executive officers.

                                                                           Long Term
                                                 Annual Compensation      Compensation
                                                 -------------------      ------------
                                                                           Securities
                                                                           Underlying     All Other
        Name and Principal Position       Year    Salary         Bonus      Options      Compensation
        ---------------------------       ----    ------         ------     -------      ------------

Thomas L. Collins                         2004   $176,000         --       100,000(5)         --
   Chief Executive Officer(1)             2003   $106,000         --            --            --
                                          2002         --         --            --            --

Steve Racoosin                            2004   $178,000         --        75,000(5)         --
   President(2)                           2003   $127,600         --            --            --
                                          2002   $ 76,000         --            --            --

Fred Lundberg                             2004   $126,000         --        75,000(5)         --
   Senior Vice President (3)

David A. Rane                             2004   $ 30,000         --       150,000            --
    Senior Vice President and Chief
    Financial Officer(4)

(1) Mr. Collins' joined the Company in January 2003 as our Executive Vice President and became our Chief Executive Officer in February 2004. Mr. Collins deferred $31,000 of his salary that he earned during 2004 and he deferred $50,000 of his salary that he earned during 2003.

(2) Mr. Racoosin deferred $34,738 of his salary that he earned during 2004 and he deferred $39,000 of his salary that he earned during 2003.

(3) Mr. Lundberg joined the Company in 2004 as our Senior Vice President. Mr. Lundberg deferred $21,000 of his salary earned during 2004.

(4) Mr. Rane joined the Company in November 2004 as the Company's Senior Vice Present and Chief Financial Officer. Mr. Rane deferred $6,000 of his salary earned during 2004. The Company paid Mr. Rane $10,700 in consulting fees during 2004 for services performed prior to his joining the Company.

(5)  Represents warrants to purchase shares of common stock.

      During the three years prior to the merger of the Company with and into a subsidiary of Voice Powered Technology International, Inc., none of the officers and directors of the Voice Powered Technology International, Inc. received any salary or bonuses or options.

Stock Option Grants

      The following table contains information concerning grants of warrants and stock options during the fiscal year ended December 31, 2004 by us to the Named Executive Officers. We have not granted any stock appreciation rights.

        Warrant and Option Grants in Fiscal Year Ended December 31, 2004

                                         Individual Grants
                                         -----------------
                                   % of Total
                                     Options
                                    Number of         Granted to
                                Shares Underlying      Employees       Exercise       Expiration
          Name                   Options Granted    In Fiscal Year       Price           Date
-----------------------------   -----------------   --------------       -----           ----
Thomas L. Collins                  100,000 (1)             25%         $1.50 (2)      5/10/2011
Steve Racoosin                      75,000 (1)          18.75%         $1.50 (2)      5/10/2011
Fred Lundberg                       75,000 (1)          18.75%         $1.50 (2)      5/10/2011
David A. Rane                      150,000 (3)           37.5%         $3.25          11/05/2014

----------
      (1) Represents warrants to purchase common stock that become exercisable as to 12/48ths on January 10, 2005, then 1/48th per month thereafter.

      (2) On the date of grant, the common stock of WWT was not listed for trading on any securities market. Accordingly, there was no market price on the date of grant.

      (3) The Option is exercisable as to 12/48th on January 10, 2005, then 1/48th per month thereafter.

Aggregate Options

      The following table contains information concerning each exercise of stock options during the twelve- month period ended December 31, 2004 by each of the Named Executive Officers and the fiscal year-end value of unexercised options. We have not granted any stock appreciation rights.

   Aggregated Option/SAR Exercises in Fiscal Year Ended December 31, 2004 and
                            FY-End Option/SAR Values

                                                                     Number of Securities    Value of Unexercised
                                                                    Underlying Unexercised       In-the-Money
                                        Shares                      Option/SARs at FY-End    Option/SARs at FY-End
                                       Acquired                        (#) Exercisable/        (#) Exercisable/
             Name                    in Exercise   Value Realized       Unexercisable          Unexercisable (3)
-----------------------------        -----------   --------------       -------------          -----------------
Thomas L. Collins                         --              --            0 /100,000(1)           0 /$275,000(1)
Steve Racoosin                            --              --            0 / 75,000(1)           0 /$206,250(1)
Fred Lundberg                             --              --            0 / 75,000(1)           0 /$206,250(1)
David A. Rane                             --              --            0 /150,000(2)           0 /$150,000(2)

----------
(1)   Represents warrants to purchase common stock.

(2)   Represents an option to purchase common stock.

(3) Dollar amounts reflect the net values of outstanding stock options or warrants computed as the difference between $4.25 (the last reported sale on December 31, 2004) and the exercise price of the options or warrants.

Employment Agreements

      Thomas L. Collins is employed under an employment agreement pursuant to which he will receive a minimum salary of $174,000 for calendar year 2004. Mr. Collins was originally hired to act as Executive Vice President and in February 2004, the Board of Directors elected Mr. Collins as the Chief Executive Officer. The term of the contract expires January 19, 2008. The agreement provides discretion to the board of directors for additional salary based upon Mr. Collins' performance. The agreement also provides for salary continuance for one year after death. The agreement provides for indemnification of Mr. Collins for decisions made in good faith while performing services for us.

      Steven Racoosin is employed under an employment agreement pursuant to which he will receive a minimum salary of $175,000 for calendar year 2004. The term of the contract expires December 31, 2007. The agreement provides discretion for the board of directors to additional salary based upon Mr. Racoosin's performance. The agreement also provides for salary continuance for one year after death. The agreement provides for indemnification of Mr. Racoosin for decisions made in good faith while performing services for us.

      Fred Lundberg is employed under an employment agreement pursuant to which he will receive a minimum salary of $152,000 for March 1, 2004 to February 28, 2005. The term of the contract expires February 28, 2009. The agreement provides discretion for the board of directors to additional salary based upon Mr. Lundberg's performance. The agreement also provides for salary continuance for one year after death. The agreement provides for indemnification of Mr. Lundberg for decisions made in good faith while performing services for us.

      David Rane is employed under an employment agreement pursuant to which he will receive an annual base salary of $174,000, and received an option to purchase 150,000 shares of our common stock at an exercise price of $3.25. Mr. Rane's employment is at will. Mr. Rane also entered into our standard indemnification agreement for officers of the Company, which provides, among other things, that we will indemnify Mr. Rane, under the circumstances set forth therein, for defense expenses, damages, judgments, fines and settlements incurred by him in connection with actions or proceedings to which he may be a party as a result of his position as an officer, employee, agent or fiduciary of the Company, and otherwise to the full extent permitted under our bylaws and California law.

The 2004 Equity Incentive Plan

      The Board of Directors adopted the Company's 2004 Equity Incentive Plan ("2004 Plan") on March 25, 2004. The 2004 Plan was approved for adoption by the Company upon the consummation of the merger between the Company and Old WWT, by the written consent of the stockholders of the Company on March 25, 2004. Under the terms of the 2004 Plan, we are authorized to grant incentive awards for up to 2,000,000 shares of common stock. There are 157,000 outstanding awards as of December 31, 2004. The following is a summary of the 2004 Plan and you should carefully read the entire 2004 Plan which is filed as an exhibit to this Form 10-KSB.

Plan Description.

      The purpose of the 2004 Plan is to provide an incentive to attract and retain qualified and competent persons as employees, directors and consultants, upon whose efforts and judgment our success is largely dependent, through the encouragement of stock ownership. The 2004 Plan provides for the grant of options intended to qualify as incentive stock options or ISOs under Section 422 of the Internal Revenue Code and options that are not intended to so qualify, which we refer to as Nonstatutory Stock Options. The 2004 Plan also provides for the grant of our restricted stock within the meaning of Rule 144 of the Securities Act.

Authorized Shares.

      The total number of shares of common stock reserved for issuance under the 2004 Plan is 2,000,000 (subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change). If any option granted pursuant to the 2004 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the exercise of options granted under the 2004 Plan. The shares acquired upon exercise of options granted under the 2004 Plan, will be authorized and unissued shares of common stock. As of December 31, 2004, options for 157,000 shares have been issued under the 2004 Plan.

Administration.

      The 2004 Plan will be administered by the Compensation Committee of the Board of Directors, which selects the eligible persons to whom options will be granted. The Compensation Committee also determines the number of shares of common stock subject to each option, the exercise price therefore and the periods during which options are exercisable. Further, the Compensation Committee interprets the provisions of the 2004 Plan and, subject to certain limitations, may amend the 2004 Plan. Each option granted under the 2004 Plan will be evidenced by a written agreement between the optionee and the Company.

Eligibility.

      Options may be granted under the 2004 Plan to all employees (including officers), directors and certain consultants and advisors. Incentive stock options may be granted only to persons who are employees. Upon receiving grants of options, each holder of the options will enter into an option agreement with the Company that contains the terms and conditions deemed necessary by the administrator of the plan.

Terms and Conditions of Options.

      The exercise price for ISOs granted under the 2004 Plan may not be less than the fair market value of the shares of common stock on the date the option is granted. The exercise price and term for Nonstatutory Stock Options may be any price not less than 85% of the fair market value of the shares of common stock on the date the option is granted. Under the 2004 Plan, the fair market value is the closing price of shares on the business day immediately preceding the date of grant. If the shares are not publicly traded, then the fair market value will be as the administrator of the plan will in its sole and absolute discretion determine in a fair and uniform manner.

      Options granted under the 2004 Plan have a maximum term of ten years. The exercise price of options granted under the 2004 Plan is payable in cash. Options granted under the 2004 Plan are not transferable, except by will and the laws of descent and distribution.

      Unless otherwise provided in an option, each outstanding option may, in the sole discretion of the committee, become immediately fully exercisable: if there occurs any transaction, or series of transactions, that has the result that our shareholders immediately before such transaction cease to own at least 51 percent of our voting stock; upon the closing of a transaction, consolidation, reorganization, liquidation or dissolution in which we do not survive; or upon the closing of the sale, lease, exchange or other disposition of all or substantially all our property and assets.

      The Compensation Committee may in its sole discretion accelerate the date on which any option may be exercised and may accelerate the vesting of any shares subject to any option or previously acquired by the exercise of any option. Options granted to the officers and directors under the 2004 Plan may not be exercised unless otherwise expressly provided in any option, until six months following the date of grant.

      The committee may also, in its sole discretion, by giving written notice cancel, effective upon the date of the consummation of certain corporate transactions that would result in an option becoming fully exercisable, any option that remains unexercised on such date. Such notice will be given a reasonable period of time prior to the proposed date of such cancellation and may be given either before or after shareholder approval of such corporate transaction.

Termination of Options.

      The expiration date of an option is determined by the committee at the time of the grant and is set forth in the applicable option agreement. In no event may an option be exercisable after ten years from the date it is granted.

Restricted Stock.

      Restricted stock may be granted to employees or consultants. The grant may be subject to vesting or forfeiture conditions similar to the options. Additional restrictions on transfer may be imposed.

Directors' Compensation

      Directors who are also our employees receive no additional compensation for serving on the Board. We reimburse non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors. Our Directors who are also employees may participate in other incentive plans such as awards of stock options. However, we did grant an option under our 2004 Stock Option Plan to purchase 7,000 shares of our common stock with an exercise price of $3.75 to James Ferris when he joined the Board of Directors in December 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the number of shares of our common stock beneficially owned by (i) those persons or groups known to beneficially own more than 5% of our common stock, (ii) each of our executive officers and directors, and (iv) as a group, persons who are our directors and executive officers. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares.

                                                                                   Nature of          Amount and
                                                                                  Beneficial          Percent of
Name and Address of Beneficial Owner                                             Ownership (1)         Class (1)
----------------------------------------------------------------------------    ----------------    ----------------
Thomas L. Collins(2)                                                            1,083,333                4.44%
Steve Racoosin(3)                                                               3,486,900               14.28%
David A. Rane (4)                                                                 200,000                0.82%
Fred Lundberg(5)                                                                  685,000                2.81%
John Pimentel(6)                                                                1,400,000                5.73%
James L. Ferris                                                                     1,750                0.01%
One World Zero Waste, LLC(7)                                                    2,161,900                8.86%
Jan-Can LP(7)                                                                   1,300,000                5.32%
Darren Pedersen(8)                                                              1,337,500                5.48%
Laird Q. Cagan (9)                                                              2,059,033                8.43%
All executive officers and directors as a group (6 persons)                     6,856,983               28.09%

*  Less than 1%.

(1) Based on 24,413,692 shares outstanding on March 15, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 15, 2004 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of World Waste Technologies, Inc., 13250 Evening Creek Drive, Suite 130, San Diego, California, 92128. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all common shares shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 24,413,692 shares of our common stock outstanding as of March 15, 2005.

(2) Includes 1,050,000 shares beneficially owned by a family trust over which Mr. Collins has the power to vote and the power to dispose over such shares and 33,000 shares issuable upon exercise of a warrant.

(3) Includes 2,161,900 shares owned by One World Zero Waste, LLC and 1,300,000 shares owned by Jan-Can, L.P. over which Mr. Racoosin has the power to vote and the power to dispose. Also includes 25,000 shares issuable upon exercise of a warrant.

(4)   Includes 50,000 shares issuable upon exercise of a stock option.

(5)   Includes 25,000 shares issuable upon exercise of a warrant.

(6) Includes 350,000 shares owned by Mr. Pimentel's spouse and 50,000 shares by trusts for the benefit of his family members of which he is the trustee. Address is c/o Cagan McAfee, 10600 N. De Anza Blvd., Suite 250, Cupertino, CA 95014.

(7) Address: c/o WWT, 13520 Evening Creek Drive, Suite 130, San Diego, California 92128. Mr. Racoosin has the power to vote and the power to dispose of these shares and are included in his beneficial ownership.

(8)   Address: 903 Tourmaline Street, San Diego, California 92109.

(9) Includes 200,000 shares held in trust for the benefit of Mr. Cagan's daughters of which Mr. Cagan is the trustee. Also includes warrants to purchase 174,033 shares of common stock which are vested and immediately exercisable. Address is c/o Cagan McAfee Capital Partners, LLC, 10600 N. De Anza Blvd., Suite 250, Cupertino, CA 95014.

Equity Compensation Plan Information

      The following table summarizes as of December 31, 2004, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants, and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

                                                                                           Number of securities
                                     Number of securities                                 remaining available for
                                      to be issued upon          Weighted-average          future issuance under
                                         exercise of             exercise price of          equity compensation
                                     outstanding options,      outstanding options,       plans (excluding column
         Plan Category               warrants and rights        warrants and rights                (a))
--------------------------------    -----------------------    ----------------------    --------------------------
                                             (a)                       (b)                          (c)
Equity compensation plans                  157,000                  [$510,250]                   1,843,000
approved by security holders

Equity compensation plans not                 0                          0                           0
approved by security holders

Total                                      157,000                  [$885,250]                   1,843,000

      The equity compensation plan was approved by the security holders on March 25, 2004. Other than We have not adopted without the approval of security holders any equity compensation plan under which securities of the issuer are authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In December 2003, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provides for CMCP to provide advisory and consulting services and for NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to the Company.

      The agreement calls for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. The total professional fees paid to CMCP for the year ended December 31, 2004 for advisory services was $200,000. John Pimentel, a member or our Board of Directors, is a director of CMCP.

      Chadbourn and Laird Q. Cagan, a registered representative of Chadbourn, acted as the placement agent (collectively, the "Placement Agent") for us in connection with the private placement of 3,923,370 shares of our common stock in 2004. In connection with those private placements, we paid the Placement Agent a commission of 8% of the price of all shares sold by it, or approximately $487,200. In addition, we paid the Placement Agent a non-accountable expense allowance (equal to 2% of the purchase price of the shares or approximately $90,000) and issued the Placement Agent, or its affiliates, warrants to purchase 392,337 of our common shares, at exercise prices between $1.00 and $2.50. Mr. Cagan is a significant shareholder of WWT.

      We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions with affiliated persons be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13. EXHIBITS

(a)

Exhibit Number   Description
--------------   -----------

2.1 Amended Agreement and Plan of Reorganization by and between Voice Powered Technology International, Inc., V-Co Acquisition, Inc. and World Waste Technologies, Inc., dated as of dated as of March 25, 2004. (1)

2.2 Amendment No. 1 dated August 24, 2004 to Agreement and Plan of Reorganization dated as of March 25, 2004 among VPTI, V-CO Acquisition, Inc. and World Waste Technologies, Inc. (2)

3.1              Amended and Restated Articles of Incorporation of Company. *

3.3              Bylaws of Company, as amended. (3)

4.1              Specimen Stock Certificate. *

4.2              Form of outstanding Warrant. (4)

10.1 Form of Indemnity Agreement entered into among the Registrant and our directors and officers. (5)

10.2             Form of Registration Rights Agreement. (2)

10.3             2004 Stock Option Plan. *

10.4             Form of stock option agreements.*

10.5 Lease between World Waste of America, Inc., a wholly-owned subsidiary of the Company and Legacy Sabre Springs, LLC, dated as of March 10, 2004. *

10.6 Lease Agreement between the Company and Taormina Industries, LLC, dated as of July 14, 2004. (2)

10.7 Amendment No. 1 to Lease Agreement between the Company and Taormina Industries, LLC, dated as of March 17, 2005.*

10.8 Waste Recycle Agreement between the Company and Taormina Industries, LLC, dated as of June 27, 2003. (2)

10.9 Amended and Restated Technology License Agreement dated June 21, 2004, between Bio-Products International, Inc. and the Company (2)

10.10            Employment Agreement with Thomas L. Collins (2)

10.11            Employment Agreement with Steve Racoosin (2)

10.12            Employment Agreement with Fred Lundberg (2)

10.13            Employment Agreement with David A. Rane (5)

10.14            Stock Purchase Warrant Issued to Thomas L. Collins (2)

10.15            Stock Purchase Warrant Issued to Steve Racoosin (2)

10.16            Stock Purchase Warrant Issued to Fred Lundberg (2)

10.17            Stock Purchase Warrant Issued to Dr. Michael Eley (2)

10.18            Stock Purchase Warrant Issued to Don Malley (2)

21.1             Subsidiaries of the Company. *

31.1             Certification of the Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act. *

31.2             Certification of the Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act. *

32.1             Certification of the Chief Executive Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act. *

32.2             Certification of the Chief Financial Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act. *

----------

*                Filed herewith.

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 29, 2004

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 30, 2004.

(3) Incorporated by reference to Company's Registration Statement on Form SB-2, File No. 33-50506, Effective October 20, 1993

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2004.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 5, 2004.

(b) Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2004:

      o On December 23, 2004, the Company filed a Current Report on Form 8-K to announce the appointment of James Ferris to the Board (Item 5.02 and 9.01)

      o On December 17, 2004, the Company filed a Current Report on Form 8-K to disclose the sale of unregistered securities that raised gross proceeds to the Company of $1,100,000 (Item 1.01, 3.02 and 9.01)

      o On November 11, 2004, the Company filed an Amended Current Report on Form 8-K to disclose the financial information required pursuant to the merger of the Company and Voice Powered Technology international, Inc. which was completed on August 24, 2004 (Item 9.01)

      o On November 5, 2004, the Company filed a Current Report on Form 8-K to announce the appointment of David A. Rane to the position of Senior Vice President and Chief Financial Officer of the Company (Item 5.02)

      o On October 12, 2004, the Company filed a Current Report of Form 8-K to announce the entry of a settlement with Reid and Simi Jilek (Item 1.01) and the sale of unregistered securities that raised gross proceeds to the Company of $710,000 (Item 1.01, 3.02 and 9.01)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by Stonefield Josephson, Inc. and Levitz, Zacks & Ciceric, our principal accountants with respect to fiscal 2004. No fees were paid to either firm in 2003.


                                             Stonefield       Levitz, Zacks &
                                             Josephson           Ciceric
                                               2004               2004
                                              -------            -------
Audit fees                                    $11,232            $38,226
Audit related fees                             21,000             13,433
Tax fees                                           --              8,380
All other fees                                     --              7,727

      All of the professional services rendered by our principal accountants for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were pre-approved by the audit committee.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005                   WORLD WASTE TECHNOLOGIES, INC.


                                       By: /s/ Thomas L. Collins
                                           -------------------------------------
                                           Thomas L. Collins
                                           Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature                    Title                                               Date
---------                    -----                                               ----

/s/ Thomas L. Collins        Chief Executive Officer, and Chairman (Principal    March 31, 2005
---------------------
Thomas L. Collins            Executive Officer)

/s/ David A. Rane            Chief Financial Officer (Principal Financial        March 31, 2005
---------------------
David A. Rane                Officer and Principal Accounting Officer)

/s/ John Pimentel            Director                                            March 30, 2005
---------------------
John Pimentel

/s/ James Ferris             Director                                            March 30, 2005
---------------------
James Ferris

/s/ Steve Racoosin           Director                                            March 30, 2005
---------------------
Steve Racoosin

/s/ Fred Lundberg            Director                                            March 30, 2005
---------------------
Fred Lundberg

                              FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm                      F-1
Report of Independent Registered Public Accounting Firm                      F-2
Consolidated Financial Statements:                                           F-3
    Balance Sheet                                                            F-4
    Statement of Operations                                                  F-5
    Statement of Shareholders' Equity                                        F-6
    Statement of Cash Flows                                                  F-7
Notes to Consolidated Financial Statements                                   F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors And Stockholders Of World Waste Technologies, Inc. San Diego, California

We have audited the accompanying balance sheet of World Waste Technologies, Inc. as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Waste Technologies, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $3,075,712 and expects to incur substantial additional costs and capital expenditures to complete the initial facility. The Company has not generated any revenues to date. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Stonefield Josephson
---------------------------------------
Stonefield Josephson
Santa Monica, California
February 4, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
WORLD WASTE OF AMERICA, INC.
Poway, California

      We have audited the accompanying consolidated balance sheet of World Waste of America, Inc. and Subsidiaries (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2003, and for the period from June 18, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Waste of America, Inc. and Subsidiaries (a development stage company) as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2003 and for the period from June 18, 2002 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $804,605 for 2003 and had an accumulated deficit of $1,231,494 as of December 31, 2003. These factors, among others, raise substantial doubt about its ability to continue as a going concern. However, management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Levitz, Zacks & Ciceric
---------------------------------------
San Diego, California
April 5, 2004

                 World Waste Technologies, Inc. and Subsidiaries

                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                                December 31    December 31
                                                                                   2004           2003
                                                                                -----------    -----------
ASSETS:

Current assets:
     Cash                                                                       $ 1,128,502    $   167,619
     Prepaid expenses                                                                94,203         19,085
     Note receivable                                                                                12,336
                                                                                -----------    -----------
Total current assets                                                              1,222,705        199,040

Fixed assets:
     Machinery and equipment, net of accumulated depreciation
        of $16,508                                                                  539,401         28,674
     Deposits on equipment                                                        3,417,959
     Construction in progress                                                     1,041,509
                                                                                -----------    -----------
                                                                                  4,998,869         28,674
Other assets:
     Deposit long-term                                                              114,278
     Patent license                                                                 450,625        350,000
                                                                                -----------    -----------
     TOTAL ASSETS                                                               $ 6,786,477    $   577,714
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

LIABILITIES:

Current liabilities:
     Accounts payable                                                           $ 1,380,791    $    12,500
     Accrued salaries payable                                                       132,703        122,830
     Accrued litigation payable                                                     122,500
     License fees payable                                                                          167,500
     Other liabilities                                                              114,242        103,832
     Current portion of note payable                                                  5,343          4,943
     Convertible promissory notes payable                                                        1,177,000
                                                                                -----------    -----------
Total current liabilities                                                         1,755,579      1,588,605
                                                                                -----------    -----------

Long term liabilities:
     Note payable, less current portion                                              17,025         22,367
                                                                                -----------    -----------
Total long term liabilities                                                          17,025         22,367
                                                                                -----------    -----------
     TOTAL LIABILITIES                                                            1,772,604      1,610,972
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):

     Common stock - $.001 par value: 100,000,000 shares
        authorized, 22,725,190 and 9,100,000 shares issued and
        outstanding at December 31, 2004 and at December 31, 2003                    22,725            100
     Additional paid-in-capital                                                   8,696,860         73,136
     Common stock subscriptions                                                                    125,000
     Deficit accumulated during development stage                                (3,705,712)    (1,231,494)
                                                                                -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         5,013,873     (1,033,258)
                                                                                -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 6,786,477    $   577,714
                                                                                ===========    ===========

                 World Waste Technologies, Inc. and Subsidiaries

                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                        June 18, 2002   June 18, 2002
                                             For the Year Ended        (inception) to   (Inception) to
                                         December 31,   December 31,    December 31,     December 31,
                                            2004            2003           2002 *          2004 *
                                        ------------    ------------    ------------    ------------
    REVENUE                             $         --    $         --    $         --    $         --
EXPENSES:

    Research and development                 284,587         208,829          23,910         517,326
    General and administrative:            2,124,436         532,450         322,680       2,976,566
                                        ------------    ------------    ------------    ------------
    Loss from operations                  (2,409,023)       (741,279)       (346,590)     (3,496,892)

    Interest expense                          65,195          63,326          12,773         141,293
                                        ------------    ------------    ------------    ------------
    Net loss before provision for
      Income taxes                        (2,474,218)       (804,605)       (359,363)     (3,638,185)

    Income taxes                                  --              --              --              --
                                        ------------    ------------    ------------    ------------

    Net loss                            $ (2,474,218)   $   (804,605)   $   (359,363)   $ (3,638,185)
                                        ============    ============    ============    ============

    Basic and diluted Net Loss per
      share                             $      (0.14)   $      (0.09)   $      (0.04)   $      (0.30)
                                        ============    ============    ============    ============
    Weighted average number of shares
      outstanding used in
      calculation                         17,104,555       9,100,000       9,100,000      12,301,822
                                        ============    ============    ============    ============

* Approximately $67,526 in Consulting and Travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

                 World Waste Technologies, Inc. and Subsidiaries

                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)


                                                                          Additional     Common Stock   Accumulated
                                               Shares       Dollars     Paid in Capital  Subscription    Deficit *        Total
                                           ------------   ------------   ------------    ------------   ------------   ------------
Preformation expenses                                     $              $               $              $    (67,526)  $    (67,526)

Formation - June 18, 2002                     9,100,000            100         73,036                                        73,136

      Net Loss - 2002                                                                                       (359,363)      (359,363)
                                           ------------   ------------   ------------    ------------   ------------   ------------

December 31, 2002                             9,100,000            100         73,036              --       (426,889)      (353,753)

      Additional paid in capital                                                  100                                           100

      Common stock subscribed                                                                 125,000                       125,000

      Net loss - 2003                                                                                       (804,605)      (804,605)
                                           ------------   ------------   ------------    ------------   ------------   ------------
December 31, 2003                             9,100,000            100         73,136         125,000     (1,231,494)    (1,033,258)

      Merger with Waste Solutions, Inc.
                                              7,100,000             63          2,137                                         2,200
      Common stock subscriptions
                                                125,000              1        124,999       (125,000)                            --
      Common Stock and warrants net of
        offering cost prior to VPTI merger    3,045,206             31      3,952,321                                     3,952,352
      Shares cancelled                         (500,000)            (5)             5                                            --

      Warrants Issued                                                         175,191                                       175,191

      Merger with VPTI                        1,200,817         21,062        (21,062)                                           --
      Conversion of convertible
      Promissory notes payable                1,193,500             12      1,193,488                                     1,193,500
      Forgiveness of accrued interest
        on convertible promissory notes                                       135,327                                       135,327
      Common stock and warrants sold
        for cash, net of offering costs       1,460,667          1,461      2,865,462                                     2,866,923

      Amortization of stock options and
      warrants for services rendered                                          195,856                                       195,856

      Net Loss                                                                                            (2,474,218)    (2,474,218)
                                           ------------   ------------   ------------    ------------   ------------   ------------

December 31,2004                             22,725,190   $     22,725   $  8,696,860    $              $ (3,705,712)  $  5,013,873
                                           ============   ============   ============    ============   ============   ============

*     Accumulated during development stage

                 World Waste Technologies, Inc. and Subsidiaries

                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flow

                                                                                       June 18, 2002        June 18, 2002
                                                     Twelve Month Ending               (inception) to        (Inception) to
                                            December 31, 2004   December 31, 2003     December 31, 2002    December 31, 2004*
                                               -----------          -----------          -----------          -----------
Cash Flow from operating activities:

      Net Loss                                 $(2,474,218)         $  (804,605)         $  (359,363)         $(3,638,186)
Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation                                   8,315                5,781                2,412               16,508
      Interest forgiveness                          62,295                                                         62,295
      Warrant issued for consulting                 74,566                                                         74,566
      Stock based compensation                     195,856                                                        195,856

Changes in operating assets and liabilities:

      Accounts payable                           1,368,290              (61,070)              73,570            1,380,790
      Accrued salaries                               9,873               64,535               58,296              132,704
      Accrued litigation settlement                122,500                                                        122,500
      Accrued other liabilities                      8,725               50,646               34,100               93,471
                                               -----------          -----------          -----------          -----------
      Net cash used in operating
        activities                                (623,798)            (744,713)            (190,985)          (1,559,496)
                                               -----------          -----------          -----------          -----------

Cash flows from investing activities:

      Construction in progress                  (1,041,509)                                                    (1,041,509)
      Deposits on equipment                     (3,417,959)                                                    (3,417,959)
      Purchase machinery and equipment            (519,042)                                   (4,000)            (523,042)
      Purchase of intangible                      (167,500)                                 (182,500)            (350,000)
      Note receivable                               12,336              (12,336)                                       --
      Deposit leases                              (114,278)                                                      (114,278)
                                               -----------          -----------          -----------          -----------
                                                (5,247,952)             (12,336)            (186,500)          (5,446,788)
                                               -----------          -----------          -----------          -----------
Cash flows from financing activities:

      Amounts due to employees                                          (10,256)              10,256
      Note payable on vehicle                       (5,342)              (4,573)                (984)             (10,899)
      Convertible promissory notes
        payable                                                         812,500              296,974
      Common stock subscription                                         125,000
      Warrants, common stock and
        additional paid in capital               6,837,975                  100               73,136            8,145,685
                                               -----------          -----------          -----------          -----------
                                                 6,832,633              922,771              379,382            8,134,786
                                               -----------          -----------          -----------          -----------
Net increase in cash                               960,883              165,722                1,897            1,128,502

Beginning cash                                     167,619                1,897                   --                  -0-
                                               -----------          -----------          -----------          -----------
Ending cash                                    $ 1,128,502          $   167,619          $     1,897          $ 1,128,502
                                               ===========          ===========          ===========          ===========

Interest paid                                  $     2,548          $     2,326          $       741          $     5,615

Income taxes paid                                       --                   --                   --                   --

Non-cash investing and financing
  activities:                                            0

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

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

Note 1. DESCRIPTION OF BUSINESS

      The accompanying Consolidated Financial Statements include the accounts of World Waste Technologies, Inc. (Formerly World Waste of America, Inc.) and its wholly owned subsidiaries World Waste of Anaheim, Inc., and World Waste of California, Inc. (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated upon consolidation. World Waste Technologies, Inc. (WWTI), a California corporation, was formed on June 18, 2002 as World Waste of America, Inc. WWTI holds the United States license from Bio-Products International, Inc. with respect to patented technology developed at the University of Alabama in Huntsville, and other related intellectual property, which technology was designed to convert a large percent of municipal solid waste into a cellulose fiber containing material. It is anticipated that additional value will be realized through the capture of inorganic, recyclable materials such as aluminum, steel, and tin. The Company intends to generate revenue from receiving the waste (tipping fees) and from selling cellulose fiber and recyclable materials.

      In March 2004, World Waste of America, Inc. (WWA), merged with a wholly-owned subsidiary of Waste Solutions, Inc. (WSI), a California corporation, and changed its name to World Waste Technologies, Inc. (WWTI). Cagan McAfee Capital Partners and its affiliates were the controlling shareholders of WSI. Prior to the merger WSI had 7,100,000 shares of common stock outstanding and WWA had 9,100,000 shares of common stock outstanding. The merger was transacted by WSI issuing one of its shares for each share of WWA. After the merger there were 16,200,000 shares outstanding. The agreement was accounted for as a reverse merger of WWA, similar to a recapitalization, because the shareholders of WWA became the controlling shareholders of the entity after the exchange. Accordingly, for accounting purposes, the historical financial statements presented are those of WWA.

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

Note 2. GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the year ended December 31, 2004 of $2,474,218 compared to a net loss of $804,605 for the twelve months ended December 31, 2003, and the Company had an accumulated deficit of $3,705,712 at December 31, 2004. The Company expects to incur substantial additional costs and capital expenditures to complete the initial facility and through the initial quarter of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

Note 2. GOING CONCERN, cont.

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

Note 3. SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived no revenues from its activities to date.

      Use of Estimates

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

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased, which are not securing any corporate obligations, to be cash equivalents. The Company has no cash equivalents at December 31, 2004.

      Concentration of Credit Risk

      The Company maintains its cash balances in a financial institution. Cash balances at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in connection with such accounts.

      Fixed Assets

      Machinery and Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, to commence when the asset is put in use. At December 31, 2004 the Company had issued purchase orders of $8,225,000 for plant equipment to be manufactured against which equipment costs of $486,000, construction in progress costs of $1,042,000 and deposits on equipment of $3,418,000 have been capitalized.

Note 3. SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES, cont.

      Fixed Assets, cont.

      The Company has completed a substantial portion of the engineering process for the initial plant in Anaheim, California and plans to capitalize all costs directly associated with developing the plant throughout the remainder of construction. Construction is expected to be completed in the third quarter of 2005.

      Intangibles

      Intangible assets are recorded at cost. At December 31, 2004 and December 31, 2003, the Company's only intangible asset was the License from Bio-Products for the patented technology and other related intellectual property. The Company will begin amortizing this intangible asset upon completion of the first facility on a straight-line basis over the remaining life of the License. The Company's policy regarding intangible assets is to review such intangible assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If the review indicates that intangible assets are not recoverable (i.e. the carrying amount is more than the future projected undiscounted cash flows), its carrying amount would be reduced to fair value. The Company carried no goodwill on its books at either December 31, 2004 or December 31, 2003. Further, during the year ended December 31, 2004 the Company had no material impairment to its intangible asset.

      Research and Development

      Research and development costs are charged to operations when incurred.

      Income Taxes

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

      Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2004 the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

      Fair Value of Financial Instruments

      The carrying values of cash, note receivable, note payable, accounts payable and other accrued liabilities approximate fair value due to either their short-term nature or interest rates which approximate market rates.

Note 3. SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES, cont.

      Reclassification

      Certain amounts for the year ended December 31, 2003 and 2002 have been reclassified to conform with the presentation of the December 31, 2004 amounts. These reclassifications have no effect on reported net loss.

      Stock-Based Compensation

      Employee and Director Options and Warrants

      During the fourth quarter of 2004, the Company adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation." Accordingly, the Company has expensed the compensation cost for the warrants issued based on the fair value at the warrant grant dates. The Company recognized expense in 2004 of $23,606 related to the value of options and warrants issued to employees and directors.

      The fair value of these warrants was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                  For the Twelve Months Ended
                                                 -------------------------------
                                                 December 30,       December 30,
                                                    2004               2003
                                                   ------             ------
Risk-free interest rate                               3.6%                --
Dividend yield                                         --                 --
Volatility                                           26.4%                --

Weighted averaged expected life

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

                                              Year ended, December 31, 2004
                                             --------------------------------------------------------
                                                            Average Exercise   Weighted Average Grant
                                               Number          Price                date fair value
                                              -------                          ----------------------
Outstanding at beginning of period                 --               --                    --
Granted during the period                     407,000          $  2.18               $  0.58
Vested during the period                           --               --                    --
Forfeited during the period                        --               --                    --
Outstanding at the end of the period          407,000          $  2.18               $  0.58


      During the year ended December 31, 2004, the Company issued 250,000 warrants to officers of the Company. In addition, during the year ended December 31, 2004, the Company adopted the 2004 Incentive Stock Option Plan (Plan) with 2,000,000 shares available for grant. During 2004, the Company granted options to purchase 157,000 shares under the plan to an officer and to a director, leaving 1,843,000 shares available for grant as of December 31, 2004. Options are granted from time to time to officers and directors. Options granted to date from the plan have been at the market price on the date of the grant and vest over one to four years and are exercisable over a five to ten year period.

Note 3. SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES, cont.

Non employment stock based compensation

      During 2004, the Company issued the following warrants to purchase the Company's stock as payment for services rendered to the Company.


Number issued                                                          1,498,671

Weighted average grant date fair value                                 $    1.34

Average exercise price                                                 $     .77

Exercised during the period                                              510,333

Exercisable at end of period                                             988,338

Outstanding at the end of period                                         988,338

      These warrants were issued as follows:

            o The Company issued 392,338 warrants in exchange for services rendered to the placement agent (see note 7):

            o The Company issued 250,000 warrants in exchange for patent license rights (see note 4):

            o The Company issued 50,000 warrants in exchange for consulting services:

            o The Company issued 481,333 warrants as part of the investment units for investments made in the Company (see note 7):

            o 325,000 warrants were issued by Waste Solutions, Inc prior to the merger World Waste of America, Inc, for consulting services to be rendered after the announcement of a definitive agreement to merge with a publicly traded company. The right to purchase these shares were given in exchange for services to be rendered after the announcement of a definitive agreement to merge with a publicly traded company. The Company is amortizing the value of the warrants, $459,322, beginning March 25, 2004, the date the definitive agreement with VPTI was announced (see Note 1), over 24 months, the term of the consulting agreement. In addition to the warrants, Waste Solutions, Inc. in 2003, prior to the merger with World Waste of America in 2004, sold 900,000 shares to two consultants.

Earnings Per Share

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.

Note 3. SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES, cont.

Earnings Per Share, cont.

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 1,395,338 in 2004, 1,177,000 in 2003 and 364,500 in 2002 were not included in the calculation of diluted earnings per share.

New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

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

Note 3. SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES, cont.

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

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS
152)". The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Note 3. SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES, cont.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. The Company adopted FASB Statement No. 123(R) in December 2004.

      In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

Note 4. LICENSE AGREEMENT

      On June 21, 2002, the Company entered into a U.S. technology license agreement with Bio-Products International, Inc., an Alabama corporation with respect to certain intellectual property and patented methods and processes. This agreement was amended on June 21, 2004. The technology was designed to provide for the processing and separation of material contained in Municipal Solid Waste (MSW). This unique process, treats MSW with a combination of time, temperature and steam pressure. Temperatures of several hundred degrees sterilize the material and the pressure, and agitation causes a pulping action. This combination is designed to result in a large volume reduction, yielding high-density, sterilized product that is ready for processing and/or market. The most recent patent includes the capturing of all Volatile Organic Compounds and was granted by the United States Patent and Trademark Office in October 2001.

      The University of Alabama in Huntsville currently owns the patent for the Technology. This patent was licensed to Bio-Products International, Inc. ("Bio-Products") and this license was assigned to the Company for the United States. Bio-Products is required to continue to make certain payments to the University of Alabama in Huntsville to maintain exclusivity to the patent for the Technology.

      The license extends for a period of 20 years from the effective date of the agreement. The agreement shall be automatically extended until the expiration date of the last patent issued to Bio-Products and/or the University of Alabama in Huntsville covering the Technology.

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

Note 4. LICENSE AGREEMENT, cont.

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

      In addition, the Company is obligated to pay a royalty for every ton of waste processed using the licensed technology as follows:

                  Rate                  Tons processed per day
          ---------------------    ----------------------------------

                $0.50                     1         -       2,000

                $1.00                 2,001         -      10,000

                $1.50                10,001                and up

      In addition, the Company is obligated to pay a bonus to Bio-Products of two and one half percent (2.5%) of the gross sales price in excess of ten dollars ($10.00) per ton for the cellulosic product produced from MSW, utilizing the Technology.

      As additional consideration and for their experience and know-how regarding the Technology, the Company agreed to pay Bio-Products a monthly payment for technical services of ten thousand dollars ($10,000) per month from January, 2003 to April 2004 and twenty thousand dollars ($20,000) per month thereafter. As of December 31, 2004, all amounts have been paid.

      Due to the proprietary nature of the vessel design utilized in the process, the Company also agreed that Bio-Products shall maintain the exclusive right of vessel manufacture, and the Company shall purchase all required process vessels exclusively from Bio-Products at a purchase price of cost plus 15%.

Note 5. SIGNIFICANT CONTRACT

      In June 2003, the Company signed a 10-year contract, with options for three additional extensions of 5 years each, with Taormina Industries, LLC, a wholly-owned division of Republic Services, Inc., whereby TI will deliver waste to the Company for processing at its initial facility which will be located on the campus of TI in Anaheim, CA and will be capable of processing 500 tons per day. The second phase calls for the Company to build a 2,000 ton per day plant in the Orange County area. It is estimated that the initial facility will cost the Company approximately $12.5 million and is projected to be completed in the third quarter of 2005, if the Company is successful in raising the necessary funds. It is estimated that the second phase will cost the Company approximately $45 million, excluding land and building, and is projected to be completed in mid 2006, if the Company is successful in raising the necessary funds. The agreement also grants TI a right of first refusal for an additional 10 counties throughout California where TI has operations. Under the terms of this first contract, TI will pay a per ton tipping fee to the Company. The ultimate success of the Company is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance.

Note 5. SIGNIFICANT CONTRACT, cont.

      Effective July 26, 2004, the Company entered into a ten-year operating lease agreement, with options for three additional extensions of 5 years each, with Taormina Industries, LLC for the site of the Company's initial processing facility. The lease requires monthly rent of $15,900. The Company paid the lessor $95,400 upon execution of the lease representing prepaid rent of $63,600 and a $31,800 security deposit. The Company will also be required to lease facilities to complete the second phase of the contract.

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

Note 7. INCOME TAXES

      Income Taxes

      The components of the income tax (expense) benefit for the fiscal years ended December 31, 2004 and 2003, and for the period from June 18, 2002 (Inception) to December 31, 2002 and for the period from June 18, 2002 (Inception) to December 31, 2004, are as follows:

                                                             June 18,
                                                              2002 to        June 18, 2002
                             December 31,    December 31,    December 31,    to December 31,
                                2004           2003             2002            2004
                             ----------      ----------      ----------      ----------
Federal (expense) benefit:

Current                               0               0               0               0

Deferred                        745,151         250,199         132,311       1,127,661

Valuation allowance            (745,151)       (250,199)       (132,311)     (1,127,661)

State (expense) benefit:

Current                          (2,400)         (2,400)              0          (4,800)

Deferred                        212,294          71,127          37,737         321,158

Valuation allowance            (212,294)        (71,127)        (37,737)       (321,158)
                             ----------      ----------      ----------      ----------

Total income tax (expense)
benefit                          (2,400)         (2,400)              0          (4,800)
                             ==========      ==========      ==========      ==========

Note 7. INCOME TAXES, cont.

      The income tax (expense) benefit differs from the federal statutory rate because of the effect of the following items for the fiscal years ended December 31, 2004 and 2003, and for the period from June 18, 2002 (Inception) to December 31, 2002 and for the period from June 18, 2002 (Inception) to December 31, 2004:

                                                                  June 18,
                                                                   2002 to       June 18, 2002
                                  December 31,   December 31,    December 31,    to December 31,
                                      2004           2003           2002              2004
                                  ------------   ------------    ------------    ---------------
Statutory rate                        34.0%          34.0%         34.0%            34.0%

State income taxes, net of
federal benefit                        5.6%           5.6%          6.9%             5.7%

Start-up costs                         0.0%           0.0%          6.4%             0.6%

Non-deductible items                  -0.9%           0.0%          0.0%            -0.7%

Change in valuation allowance        -38.8%         -39.9%        -47.3%           -39.9%
                                    ------         ------        ------           ------

Effective tax (expense)
benefit rate                          -0.1%          -0.3%          0.0%            -0.3%
                                    ======         ======        ======           ======

      Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credits.

      The tax effected temporary differences and credit carryforwards comprising the Company's deferred income taxes as of December 31, 2004, 2003, and June 18, 2002 (inception) to December 31, 2004 are as follows:

                                                                            June 18,
                                                                             2002
                                                                          (inception)
                                    December 31,       December 31,       to December
                                        2004               2003            31, 2002
                                   ---------------    ---------------    --------------
State taxes                           (108,378)           (36,198)           (12,831)

Capitalized Start-up costs             674,616            527,572            182,879

Reserves not currently
deductible                              87,691                  0                  0

Deferred compensation                   66,963                  0                  0

Net operating losses                   727,927                  0                  0

Valuation Allowance                 -1,448,819           -491,374           -170,048
                                    ----------           --------           --------

Net deferred income tax asset                0                  0                  0
                                      ==========         ========           ========

      The Company has recorded a valuation allowance in the amount set forth above for certain deferred tax assets where it is more likely than not the Company will not realize future tax benefits related to these items. The net changes in the valuation allowance for the fiscal years ended December 31, 2004, 2003, and June 18, 2002 (inception) to December 31, 2002 and for the period from June 18, 2002 (Inception) through December 31, 2004 were $957,445, $321,326,
$170,048, and $1,448,819, respectively.

Note 7.  INCOME TAXES, cont.

      As of December 31, 2004, the Company has federal and state net operating loss carryforwards available to offset future taxable income of approximately $1,699,670 and $1,697,270 respectively. These federal and state net operating loss carryforwards expire in 2024 and 2014, respectively.

      The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an "ownership change" (as defined in the Internal Revenue Code) of a corporation. The NOLs attributable to Voice Powered Technology International before its merger with World Waste of America, Inc. are almost completely limited according to these provisions. As such, the Company has not included them in this analysis.

Note 8. SHAREHOLDERS' EQUITY

      Prior to the merger with WSI, WSI received $750,000 for the issuance of a promissory note and obtained a commitment for an additional $250,000. The investor also received a warrant for the purchase of 133,333 shares of common stock for $0.01 per share in connection with these additional funds. These warrants were exercised in March of 2004. After the merger, the promissory note was exchanged for 500,000 shares of common stock in WWTI. In April, the Company received the additional $250,000 for the purchase of additional 166,667 shares of common stock. The relative fair value allocated to the warrant was $166,667 using the Black-Scholes calculation. The value of the warrant was estimated using the Black Scholes option pricing model with the following assumptions: average risk free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years.

      Prior to the merger with VPTI, 500,000 shares of common stock were contributed to the Company by the founder in connection with an agreement in which the founder sold approximately 1,000,000 other shares of common stock to accredited investors in a private sale.

      During the second and third quarters ended June 30, 2004 and September 30, 2004 respectively, the Company obtained through a private placement an additional $3,093,910 for 2,311,872 shares of common stock net of fees paid of $273,890 (2,245,206 shares prior to the merger with VPTI on August 24, 2004.) Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement to register within ninety days of completion of the completion of the Merger, August 23, 2004, and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable. As of February 21, 2005, the Company has not filed a registration statement to register these shares.

      During July 2004, the Company issued a warrant to a consultant for the purchase of 50,000 shares at an exercise price of $0.01 per share in consideration for investment banking, financial structuring and advisory services provided. The fair value of the warrant was $74,567. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years. The fair value of the warrant was expensed during the year ended December 31, 2004. The warrants were exercised in September 2004.

      As discussed above, effective August 24, 2004, WWTI was merged into VPTI. Prior to the merger with VPTI, the holders of the Convertible Promissory Notes Payable converted these notes into 1,193,500 shares of common stock of WWTI.

Note 8. SHAREHOLDERS' EQUITY, cont.

      Subsequent to the merger with VPTI, during the third and fourth quarters of the year ended December 31, 2004, in connection with a private placement of securities, the Company sold 1,192,000 units; each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (298,000 shares) of common stock of the Company at $0.01 per share for 5 years. The fair value of the warrants was $742,153. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 1 to 4 years. The consideration paid for the units was $2.50 per unit, for an aggregate net proceeds to the Company of $1,879,770. As of December 31, 2004, 152,000 of these warrants had been exercised for net proceeds of $1,520. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement to register within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable. As of March 15, 2005 the private placement was not complete.

Note 9. NOTE PAYABLE

      Note payable is comprised as follows:

                                                     December 31,   December 31,
                                                        2004           2003
                                                       -------       -------

Note Payable, monthly installments of $575, with
interest at 7.8%, secured by a vehicle                 $22,368       $27,310

Less: Current portion                                    5,343         4,943
                                                       -------       -------
                                                       $17,025       $22,367
                                                       =======       =======

      The following is a summary of principal maturities of the Note Payable for years ending December 31:

                2005   $ 5,343

                2006     5,774

                2007     6,241

                2008     5,010
                       -------
                       $22,368
                       =======

During the first quarter of 2005, the note was paid in full.

Note 10. COMMITMENT AND CONTINGENCIES

      As of December 31, 2004, the Company has entered into equipment and engineering purchase commitments related to start-up of the initial phase of the Taormina Agreement of $8,225,000 against which payments have been made of approximately $3.6 million.

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

Note 10.  COMMITMENT AND CONTINGENCIES, cont.

      In March, 2004, the Company entered into a lease for office space in San Diego, CA. The lease term is for two years commencing April 1, 2004. Annual rent is $54,943 for year one and $56,634 for year two.

      In July 2004, the Company entered into a lease for the processing facility in Anaheim, CA. The lease term is for 10 years commencing July 1, 2004, with three five year options for a total of twenty-five years. The monthly base rent of $15,900 adjusts annually based on the Consumer Price Index of Orange County.

      Minimum lease payments for these operating leases for the years ending December 31 are:


       2005               $247,011

       2006               $204,959

       2007               $190,800

       2008               $190,800

       2009               $190,800

 Thereafter               $874,500

Note 11. RELATED PARTY TRANSACTIONS

      In December 2003, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provides for CMCP to provide advisory and consulting services and for NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to the Company.

      The agreement calls for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. The total professional fees paid to CMCP for the year ended December 31, 2004 for advisory services was $200,000. John Pimentel, a member or our Board of Directors, is a director of CMCP.


      Chadbourn and Laird Q. Cagan, a registered representative of Chadbourn, acted as the placement agent (collectively, the "Placement Agent") for us in connection with the private placement of 3,923,370 shares of our common stock in 2004. In connection with those private placements, we paid the Placement Agent a commission of 8% of the price of all shares sold by it, or approximately $487,200. In addition, we paid the Placement Agent a non-accountable expense allowance (equal to 2% of the purchase price of the shares or approximately $90,000) and issued the Placement Agent, or its affiliates, warrants to purchase 392,337 of our common shares, at exercise prices between $1.00 and $2.50.

      The values of the warrants were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years.

Note 12. EMPLOYMENT CONTRACTS

      The Company entered into employment contracts with three members of its senior executive management. The employment contracts have a term of five years and expire on December 31, 2007, January 17, 2008 and February 28, 2009. The executives may only be terminated for cause. The employment contracts cover the executives' duties and annual salaries. Total salaries for the three contracts are $501,000 for 2004 and $651,000 for 2005. Increases are at the discretion of the Board of Directors.

Note 13. SUBSEQUENT EVENTS

      Since December 31, 2004, in connection with the private placements of unregistered securities, the Company has raised gross proceeds of $3,387,000 by issuing 1,354,800 shares of common stock at a purchase price of $2.50 and issued warrants to purchase 338,700 shares. The warrants expire five years after the date of the sale of the shares and are exercisable at $0.01 per share, subject to adjustment.

      We also entered into subscription agreements, warrant agreements and registration rights agreement with the accredited investors that purchased the shares in the above referenced private placements. Under the registration rights agreement, we agreed to register sales by these investors and their transferees of the shares, under the Securities Act of 1933, as amended. WWT has agreed to bear all registration expenses if these registration rights are exercised, other than the fees of more than one legal counsel to the holders, legal fees in excess of $10,000, and any underwriting fees, discounts and commissions, all of which expenses will be borne by the holders. These registration rights terminate as to a holder's shares when that holder is able to sell those shares in a three month period pursuant to Rule 144 of the Securities Act of 1933.

Note 14. PRO FORMA DISCLOSURES (UNAUDITED)

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