Form 10QSB
period 2005-03-31
WORLD WASTE TECHNOLOGIES INC
filed 2005-05-16
CIK 890447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-11476

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number of shares of World Waste Technologies, Inc. Common Stock, $.001 par value, issued and outstanding as of March 31, 2005: 24,418,690.

Transitional Small Business Format (Check One):  Yes |_|  No: |X|

                         WORLD WASTE TECHNOLOGIES, INC.

                                   Form 10-QSB




                                Table of Contents



                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements:
           Consolidated Balance Sheets                                         3
           Consolidated Statements of Operations                               4
           Consolidated Statement of Stockholders' Equity (Deficit)            5
           Consolidated Statements of Cash Flows                               6
           Notes to Financial Statements                                       7

Item 2   Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                                  17

Item 3   Controls and Procedures                                              27

PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                     29

SIGNATURES                                                                    30

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                         March 31,     December 31
                                                                                           2005            2004
                                                                                       ------------    ------------
                                                                                        (Unaudited)
ASSETS:
Current Assets:
     Cash                                                                              $  1,681,941    $  1,128,502
     Prepaid Expenses                                                                        70,385          94,203
                                                                                       ------------    ------------
Total Current Assets                                                                      1,752,326       1,222,705
                                                                                       ------------    ------------
Fixed Assets:
     Machinery and Equipment, net of accumulated depreciation
        of $20,681 and $16,508 at March 31, 2005
        and December 31, 2004                                                             3,786,628         539,401
     Deposits on Equipment                                                                2,378,566       3,417,959
     Construction in Progress                                                             2,040,066       1,041,509
                                                                                       ------------    ------------
Total Fixed Assets                                                                        8,205,260       4,998,869
Other Assets:
     Deposit long-term                                                                      114,278         114,278
     Patent License                                                                         450,625         450,625
                                                                                       ------------    ------------
     TOTAL ASSETS                                                                      $ 10,522,489    $  6,786,477
                                                                                       ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Current Liabilities:
     Accounts Payable                                                                  $  2,413,735    $  1,380,791
     Accrued Salaries Payable                                                               193,606         132,703
     Accrued Litigation Payable                                                             115,000         122,500
     Other Liabilities                                                                      353,068         114,242
     Current portion of Note Payable                                                           --             5,343
                                                                                       ------------    ------------
Total Current Liabilities                                                                 3,075,409       1,755,579
                                                                                       ------------    ------------
Long Term Liabilities:
     Note Payable, less current portion                                                                      17,025
                                                                                       ------------    ------------
Total Long Term Liabilities                                                                    --            17,025
                                                                                       ------------    ------------
     TOTAL LIABILITIES                                                                    3,075,409       1,772,604
                                                                                       ------------    ------------
STOCKHOLDERS' EQUITY:
     Common Stock - $.001 par value: 100,000,000 shares
     authorized, 24,418,690 and 22,725,190 shares issued and outstanding
     at March 31, 2005 and at December 31, 2004                                              24,418          22,725
     Additional Paid-in-Capital                                                          11,832,356       8,696,860
     Deficit Accumulated during development stage                                        (4,409,694)     (3,705,712)
                                                                                       ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 7,447,080       5,013,873
                                                                                       ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 10,522,489    $  6,786,477
                                                                                       ============    ============

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Operations

                                                     For the 3 Months Ended
                                                  ---------------------------      June 18, 2002
                                                    March 31,       March 31,     (Inception) to
                                                      2005            2004        March 31, 2005*
                                                  ------------    -----------     ---------------
GROSS REVENUE:

EXPENSES:                                         $               $               $
      Research and Development                         (62,250)        (44,809)          (579,576)
      General and Administrative:                     (638,384)       (461,085)        (3,613,150)
                                                  ------------    ------------    ---------------
      Loss from Operations                            (700,634)       (505,894)        (4,192,726)
                                                  ------------    ------------    ---------------
      Interest Expense                                    (948)        (24,290)          (142,241)
                                                  ------------    ------------    ---------------
      Net Loss before provision for Income Tax    $   (701,582)   $   (530,184)   $    (4,334,967)
                                                  ------------    ------------    ---------------
      Income Taxes                                $     (2,400)   $     (2,400)   $        (7,200)
                                                  ------------    ------------    ---------------
      Net Loss                                    $   (703,982)   $   (532,584)   $    (4,342,167)
                                                  ============    ============    ===============
      Basic and diluted Net Loss per share        $      (0.03)   $      (0.05)   $         (0.33)
                                                  ============    ============    ===============
      Weighted average number of shares
      outstanding used in calculation               23,405,023       9,700,833         13,311,204
                                                  ============    ============    ===============

   * Approximately $67,526 in Consulting and Travel expenses incurred prior to inception of the business on June 18, 2002 are not included.



See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                          Additional
                                                                           Paid in      Common Stock   Accumulated
                                             Shares          Dollars        Capital     Subscription     Deficit *         Total
                                          -----------------------------------------------------------------------------------------
                                          $               $              $              $              $               $
Preformation Expenses                                                                                       (67,526)        (67,526)

Formation - June 18, 2002                    9,100,000             100         73,036                                        73,136

    Net Loss - 2002                                                                                        (359,363)       (359,363)
                                          -----------------------------------------------------------------------------------------

December 31, 2002                            9,100,000             100         73,036                      (426,889)       (353,753)

    Additional Paid in Capital                                                    100                                           100
    Common Stock Subscribed                                                                  125,000                        125,000
    Net Loss - 2003                                                                                        (804,605)       (804,605)

                                          -----------------------------------------------------------------------------------------
December 31, 2003                            9,100,000             100         73,136        125,000     (1,231,494)     (1,033,258)

    Merger with Waste Solutions, Inc.        7,100,000              63          2,137                                         2,200
    Common Stock Subscriptions                 125,000               1        124,999       (125,000)
    Common Stock and warrants net of
    offering cost prior to VPTI merger       3,045,206              31      3,952,321                                     3,952,352

    Shares cancelled                          (500,000)             (5)             5
    Warrants Issued                                                           175,191                                       175,191
    Merger with VPTI                         1,200,817          21,062        (21,062)

    Conversion of Promissory Notes           1,193,500              12      1,193,488                                     1,193,500
    Accrued Interest on Notes Forgiven                                        135,327                                       135,327
    Common Stock and warrants exercised
    net of offering cost                     1,460,667           1,461      2,865,462                                     2,866,923
    Amortization of stock options and
    warrants issued for services                                              195,856                                       195,856
    Net Loss -2004                                                                                       (2,474,218)     (2,474,218)
                                          -----------------------------------------------------------------------------------------
December 31,2004                            22,725,190    $     22,725   $  8,696,860   $       --     $ (3,705,712)   $  5,013,873

    Common Stock and warrants exercised
    net of offering cost (unaudited)         1,693,500           1,693      3,059,744                                     3,061,437
    Amortization of stock options and
    warrants issued for services (unaudited)                                   75,752                                        75,752
    Net Loss -March 2005 (unaudited)                                                                       (703,982)       (703,982)
                                          -----------------------------------------------------------------------------------------
March 31, 2005 (Unaudited)                  24,418,690    $     24,418   $ 11,832,356   $       --     $ (4,409,694)   $  7,447,080
                                          =========================================================================================

* Approximately $67,526 in Consulting and Travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Cash Flow

                                                                                               June 18, 2002
                                                  Three Months Ending   Three Months Ending    (Inception) to
                                                    March 31, 2005         March 31, 2004      March 31, 2005
                                                 --------------------   -------------------    --------------
Cash Flow from Operating Activities:             $                      $                      $
      Net Loss                                              (703,982)              (532,584)       (4,342,167)
 Adjustments to reconcile net loss to net
   cash used in Operating activities:
      Depreciation                                             4,173                  1,535            20,681
      Interest Forgiveness                                                                            135,327
      Warrant Issued for Consulting                                                                    74,566
      Employee and Investor Relations Warrants                75,752                                  271,608
Changes in operating assets and liabilities:
      Prepaid Expenses                                        23,818                (33,369)          (70,385)
      Accounts Payable                                        37,176                 49,979           150,905
      Accrued Salaries                                        60,903                (61,690)          193,606
      Accrued Interest                                                               23,414
      Accrued Litigation Settlement                           (7,500)               150,000           115,000
      Accrued Other Liabilities                                  726                 49,985           353,068
                                                 -------------------    -------------------    --------------
      Net Cash used in Operating Activities                 (509,934)              (352,730)       (3,097,791)
                                                 -------------------    -------------------    --------------
 Cash flows from investing activities:
      Construction in Progress                              (855,815)               (13,496)       (1,488,883)
      Deposits on Equipment                               (1,119,881)                              (1,079,002)
      Purchase of Machinery & Equipment                                                            (3,395,228)
      Purchase of Intangible Assets                                                                  (350,000)
      Deposit Leases                                                                                 (114,278)
                                                 -------------------    -------------------    --------------
      Net cash used in Investing Activities               (1,975,696)               (13,496)       (6,427,391)
                                                 -------------------    -------------------    --------------
 Cash flows from financing activities:
      Note Payable on Vehicle                                (22,368)                (1,200)
      Convertible Promissory notes                                                   16,500
      Proceeds from common stock and
      warrants exercised, net of offering cost             3,061,437                653,533        11,207,123
                                                 -------------------    -------------------    --------------
      Net cash provided by financing activities            3,039,069                668,833        11,207,123
                                                 -------------------    -------------------    --------------
 Net Increase in Cash
                                                             553,439                302,607         1,681,941
 Beginning Cash                                            1,128,502                167,619
                                                 -------------------    -------------------    --------------
 Ending Cash                                     $         1,681,941    $           470,226    $    1,681,941
                                                 ===================    ===================    ==============
 Interest Paid
                                                 $               948    $               525    $        6,563
 Income Taxes Paid                                              --                     --      $        4,800
                                                 ===================    ===================    ==============

Non-Cash Investing and Financing Activities:

      During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.

      -During the first quarter of 2004, the Company issued 125,000 shares of common stock in exchange for $125,000 in common stock subscriptions.

      - During 2004 and 2005, the Company issued warrants to purchase 561,687 shares of common stock to the placement agent for services rendered in connection with the fund raising effort.

      - During the second quarter of 2004, the Company issued warrants to purchase 50,000 shares of common stock for consulting services.

      -During the third quarter of 2004, the Company issued 1,193,500 shares of common stock upon conversion of the Convertible Promissory Notes payable and accrued interest.

      - During the second quarter of 2004, the Company issued warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement.

      - During the first quarter of 2005, the Company transferred $2,601,337 from deposits on equipment to machinery and equipment upon delivery of the machinery and equipment.

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

Note 1. DESCRIPTION OF BUSINESS

The accompanying Consolidated Financial Statements include the accounts of World Waste Technologies, Inc. (formerly World Waste of America, Inc.) and its wholly owned subsidiaries World Waste of Anaheim, Inc., and World Waste of California, Inc. (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated upon consolidation. World Waste Technologies, Inc. (WWTI), a California corporation, was formed on June 18, 2002 as World Waste of America, Inc. WWTI holds the United States license from Bio-Products International, Inc. with respect to patented technology developed at the University of Alabama in Huntsville, and other related intellectual property, which technology was designed to convert a large percent of municipal solid waste into a cellulose fiber containing material. It is anticipated that additional value will be realized through the capture of inorganic, recyclable materials such as aluminum, steel, and tin. The Company's plan is to generate revenue from receiving the waste (tipping fees) and from selling cellulose fiber and recyclable materials.

In March 2004, World Waste of America, Inc. (WWA), merged with a wholly-owned subsidiary of Waste Solutions, Inc. (WSI), a California corporation, and changed its name to World Waste Technologies, Inc. (WWTI). Cagan McAfee Capital Partners and its affiliates were the controlling shareholders of WSI. Prior to this merger WSI had 7,100,000 shares of common stock outstanding and WWA had 9,100,000 shares of common stock outstanding. This merger was transacted by WSI issuing one of its shares for each share of WWA. After the merger there were 16,200,000 shares outstanding. The transition was accounted for as a reverse merger of WWA, similar to a recapitalization, because the shareholders of WWA became the controlling shareholders of the entity after the exchange. Accordingly, for accounting purposes, the historical financial statements of WWTI presented are those of WWA.

In March, 2004, WWTI entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into VPTI. VPTI was a publicly-traded company trading under the stock symbol VPTI.OB. VPTI was a shell corporation with no material operations. The merger with VPTI was completed on August 24, 2004. As part of the merger agreement, WWTI shareholders received 20,063,706 VPTI shares or approximately 95% of the outstanding shares of VPTI in exchange for 20,063,706 WWTI shares, or a one-for-one exchange. Upon completion of the Merger, VPTI changed its name to World Waste Technologies, Inc. As the shareholders of WWTI became the controlling shareholders of VPTI after the exchange, WWTI is treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of WWTI.

Note 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the quarter ended March 31, 2005 of $703,982 compared to a net loss of $532,584 for the quarter ended March 31, 2004, and the Company had an accumulated deficit of $4,409,694 at March 31, 2005. The Company expects to incur substantial additional costs and capital expenditures to complete its initial facility and through the initial quarter of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

The Company intends to raise additional debt and/or equity financing to sustain its operations and to complete its capital expenditures, although there can be no assurance that it will be able to raise such funds on terms acceptable to the Company, or at all. See Note 13 for discussion of the status of the fund raising activities.

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

Note 3 - Accounting policies
Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived no revenues from its activities to date.

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, included in the Company's Form 10-KSB filed March 31, 2005.

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

Fixed Assets

Machinery and Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, to commence when the asset is put in use. At March 31, 2005 the Company had issued purchase orders of $9.6 million for plant equipment to be manufactured against which machinery and equipment costs of $3,807,309, construction in progress costs of $2,040,066 and deposits on equipment of $2,387,566 have been capitalized.

The Company has completed a substantial portion of the engineering process for the initial plant in Anaheim, California and is currently installing the equipment, and plans to capitalize all costs directly associated with developing the plant throughout the remainder of construction. Construction is expected to be completed in the third quarter of 2005, although no assurance can be given that such construction will be completed by such time or at all.

Reclassification

Certain amounts for the year ended December 31, 2004 and the quarter ended March 31, 2004 have been reclassified to conform with the presentation of the March 31, 2005 amounts. These reclassifications have no effect on reported net loss.

Stock-Based Compensation

                   Employee and Director Options and Warrants

During the fourth quarter of 2004, the Company adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation." Accordingly, the Company has expensed the compensation cost for the warrants issued based on the fair value at the warrant grant dates. There were no stock based grants to officers or directors during the quarter ended March 31, 2005. The Company recognized expense for the quarter ended March 31, 2005 of $18,331 related to the amortization over their vesting period of the value of options and warrants issued to employees and directors in 2004. There were no employee or director stock based grants made during the quarter ended March 31, 2004.

During the year ended December 31, 2004, the Company issued 250,000 warrants to officers of the Company. In addition, during the year ended December 31, 2004, the Company adopted the 2004 Incentive Stock Option Plan (Plan) with 2,000,000 shares available for grant. During 2004, the Company granted options to purchase 157,000 shares under the plan to an employee and to a director, leaving 1,843,000 shares available for grant as of December 31, 2004. There were no options granted to employees or directors during the quarter ended March 31, 2005, leaving 1,843,000 shares available for grant as of March 31, 2005. Options are granted from time to time to officers, directors and consultants. Options granted to date from the plan have been at the market price on the date of the grant and vest over one to four years and are exercisable over a five to ten year period.

                     Non employment stock based compensation

The activity related to non-employment warrants during the quarter ended March 31, 2005 is summarized as follows:


Outstanding at December 31, 2004                                         988,338

Number issued during the quarter ended March 31, 2005                    508,050

Weighted average grant date fair value                                 $    1.85

Average exercise price                                                 $     .84

Exercised during the period                                              338,700

Exercisable at March 31, 2005                                          1,157,688

Outstanding at March 31, 2005                                          1,157,688

The warrants issued during the quarter ended March 31, 2005 were as follows:

      o The Company issued 338,700 warrants at $0.01 as part of the investment units for investments made in the Company (see note 8):

      o The Company issued 169,350 warrants at $2.50 to the placement agent in exchange for services rendered (see note 10).

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 1,564,688 at March 31, 2005 and 1,456,000 at March 31, 2004 were not included in the calculation of diluted earnings per share.

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

Note 4. LICENSE AGREEMENT

On June 21, 2002, the Company entered into a U.S. technology license agreement with Bio-Products International, Inc., an Alabama corporation with respect to certain intellectual property and patented methods and processes. This agreement was amended on June 21, 2004. The technology was designed to provide for the processing and separation of material contained in Municipal Solid Waste (MSW). This unique process treats MSW with a combination of time, temperature and steam pressure. Temperatures of several hundred degrees sterilize the material and the pressure, and agitation causes a pulping action. This combination is designed to result in a large volume reduction, yielding high-density, sterilized product that is ready for processing and/or market. The most recent patent includes the capturing of all Volatile Organic Compounds and was granted by the United States Patent and Trademark Office in October 2001.

The University of Alabama in Huntsville currently owns the patent for the Technology. This patent was licensed to Bio-Products International, Inc. ("Bio-Products") and this license was assigned to the Company for the United States. Bio-Products is required to continue to make certain payments to the University of Alabama in Huntsville to maintain exclusivity to the patent for the Technology.

The license extends for a period of 20 years from the effective date of the agreement. The agreement provides that it is automatically extended until the expiration date of the last patent issued to Bio-Products and/or the University of Alabama in Huntsville covering the Technology.

For the license, the Company paid a one-time fee of $350,000, which the Company recorded as an intangible asset. The Patent License will be amortized over the remaining life of the license beginning when the plant is first operational.


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

The Company is also obligated to pay a royalty for every ton of waste processed using the licensed technology as follows:



        Rate                  Tons processed per day
---------------------    ----------------------------------

      $0.50                     1         -       2,000

      $1.00                 2,001         -      10,000

      $1.50                10,001                and up



The Company is also obligated to pay a bonus to Bio-Products of two and one half percent (2.5%) of the gross sales price in excess of ten dollars ($10.00) per ton for the cellulosic product produced from MSW, utilizing the Technology.

As additional consideration and for their experience and know-how regarding the Technology, the Company agreed to pay Bio-Products a monthly payment for technical services of ten thousand dollars ($10,000) per month from January, 2003 to April 2004 and twenty thousand dollars ($20,000) per month thereafter. As of March 31, 2005, all such amounts have been paid.

Due to the proprietary nature of the vessel design utilized in the process, the Company also agreed that Bio-Products shall maintain the exclusive right of vessel manufacture, and the Company shall purchase all required process vessels exclusively from Bio-Products at a purchase price of cost plus 15%.

Note 5. SIGNIFICANT CONTRACT

In June 2003, the Company signed a 10-year contract, with options for three additional extensions of 5 years each, with Taormina Industries, LLC, a wholly-owned division of Republic Services, Inc., whereby TI has agreed deliver waste to the Company for processing at its initial facility which will be located on the campus of TI in Anaheim, CA and is expected to be capable of processing 500 tons per day. The second phase calls for the Company to build a 2,000 ton per day plant in the Orange County area. It is estimated that the initial facility will cost the Company approximately $14.5 million and is projected to be completed in the third quarter of 2005, if the Company is successful in raising the necessary funds in a timely manner. It is estimated that the second phase will cost the Company approximately $45 million, excluding land and building, and is projected to be completed in late 2006 or 2007, if the Company is successful in raising the necessary funds in a timely manner. The agreement also grants TI a right of first refusal for an additional 10 counties throughout California where TI has operations. Under the terms of this first contract, TI will pay a per ton tipping fee to the Company. The ultimate success of the Company is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance.

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

Note 7. INCOME TAXES

As of March 31, 2005, the Company had federal and state net operating loss carryforwards available to offset future taxable income. As of December 31, 2004 these net operating loss carryforwards was approximately $1,500,000. The Company has recorded a valuation allowance against all deferred tax assets.

Note 8. SHAREHOLDERS' EQUITY

Prior to the merger with WSI, WSI received $750,000 for the issuance of a promissory note and obtained a commitment for an additional $250,000 from an investor. The investor also received a warrant for the purchase of 133,333 shares of common stock for $0.01 per share in connection with these additional funds. These warrants were exercised in March of 2004. After the merger, the promissory note was exchanged for 500,000 shares of common stock in WWTI. In April, the Company received the additional $250,000 for the purchase of an additional 166,667 shares of common stock. The relative fair value allocated to the warrant was $166,667 using the Black-Scholes calculation. The value of the warrant was estimated using the Black Scholes option pricing model with the following assumptions:
average risk free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years.

Prior to the merger with VPTI, 500,000 shares of common stock were contributed to the Company by the founder of VPTI in connection with an agreement in which the founder sold approximately 1,000,000 other shares of common stock to accredited investors in a private sale.

During the second and third quarters ended June 30, 2004 and September 30, 2004 respectively, the Company obtained through a private placement an additional $3,093,910 from the sale of 2,311,872 shares of common stock net of fees paid of $273,890 (2,245,206 of these shares were issued prior to the merger with VPTI on August 24, 2004). Under a Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to prepare and file a registration statement to register within ninety days of completion of the Merger, August 23, 2004, and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the shares and the shares underlying the warrants. As of May 13, 2005, the Company had not filed a registration statement to register these shares.

During July 2004, the Company issued a warrant to a consultant for the purchase of 50,000 shares of common stock at an exercise price of $0.01 per share in consideration for investment banking, financial structuring and advisory services provided. The fair value of the warrant was $74,567. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years. The fair value of the warrant was expensed during the year ended December 31, 2004. The warrants were exercised in September 2004.

As discussed above, effective August 24, 2004, WWTI was merged into VPTI. Prior to the merger with VPTI, the holders of the Convertible Promissory Notes Payable converted these notes into 1,193,500 shares of common stock of WWTI.

Subsequent to the merger with VPTI, during the third and fourth quarters of the year ended December 31, 2004, in connection with a private placement of securities, the Company sold 1,192,000 units; each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (298,000 shares) of common stock of the Company at an exercise price of $0.01 per share for 5 years. The fair value of the warrants was $742,153. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 1 to 4 years. The consideration paid for the units was $2.50 per unit, for aggregate net proceeds to the Company of $1,879,770. As of December 31, 2004, 152,000 of these warrants had been exercised for net proceeds to the Company of $1,520. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement to register within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the shares and shares underlying the warrants . As of May 13, 2005 the Registration statement had not been file.

During the quarter ended March 31, 2005, in connection with the private placements of unregistered securities, the Company raised gross proceeds of $3,387,000 by issuing 1,354,800 units (each unit comprised of one (1) share of common stock in the Company (1,354,800 shares of common stock) and warrants exercisable for 0.25 shares (338,700 warrants)) at a purchase price of $2.50 per unit. The warrants expire five years after the date of the sale of the shares and are exercisable at $0.01 per share, subject to adjustment. All of the warrants were exercised during the quarter ended March 31, 2005. The fair value of the warrants was $843,487. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 19.73%; and a term of 1 year. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement to register within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the shares and the shares underlying the warrants. As of May 13, 2005 The Registration statement had not been filed.



Note 9. NOTE PAYABLE

Note payable is comprised as follows:



                                                     March 31,  December 31,
                                                       2005         2004
                                                     --------   -----------

Note Payable, monthly installments of $575, with
interest at 7.8%, secured by a vehicle               $   --     $    22,368

Less: Current portion                                    --           5,343
                                                     --------   -----------
                                                     $   --     $    17,025
                                                     ========   ===========



During the first quarter of 2005, the note was paid in full.

Note 10. COMMITMENTS AND CONTINGENCIES

As of March 31, 2005, the Company has entered into equipment and engineering purchase commitments related to start-up of the initial phase of the Taormina Agreement of $9.6 million against which payments have been made of approximately $5.9 million.

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

Minimum lease payments for these operating leases for the remaining 9 months of 2005 and years ending December 31, thereafter are:



                           2005               $185,576

                           2006               $204,959

                           2007               $190,800

                           2008               $190,800

                           2009               $190,800

                     Thereafter               $874,500

Note 11. RELATED PARTY TRANSACTIONS

In December 2003, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provides for CMCP to provide advisory and consulting services and for NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to the Company.

The agreement calls for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. The total professional fees paid to CMCP for the quarter ended March 31, 2005 for advisory services was $60,000. John Pimentel, a member or our Board of Directors, is a principal of CMCP.

Chadbourn and Laird Q. Cagan, a registered representative of Chadbourn, acted as the placement agent (collectively, the "Placement Agent") for us during the quarter ended March 31, 2005 in connection with the private placement of 1,354,800 shares of our common stock and warrants to purchase 338,700 shares of our common stock. In connection with those private placements, we paid the Placement Agent a commission of 8% of the price of all shares sold by it, or approximately $240,210. In addition, we paid the Placement Agent a non-accountable expense allowance (equal to 2% of the purchase price of the shares or approximately $67,740) and issued the Placement Agent, or its affiliates, warrants to purchase 169,350 of our common shares, at an exercise price of $2.50. Mr. Cagan is a Managing Director of Cagan McAfee Capital Partners, LLC and a major stockholder of the Company.

The value of the warrants, $95,135, was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 19.73%; and a term of 4 years.

Note 12. EMPLOYMENT CONTRACTS

The Company entered into employment contracts with three members of its senior executive management. The employment contracts have a term of five years and expire on December 31, 2007, January 17, 2008 and February 28, 2009. The executives may only be terminated for cause. The employment contracts cover the executives' duties and annual salaries. Total salaries for the three contracts are $501,000 for 2004 and $651,000 for 2005. Increases are at the discretion of the Board of Directors. Subsequent to the end of the quarter, these employment agreements were canceled. (See Note 13)

Note 13. SUBSEQUENT EVENTS

Unsecured Senior Promissory Note

On April 11, 2005, the Company executed an unsecured senior promissory note (the "Note"), which provided for a loan to the Company of $750,000. The note bore interest at an annual rate equal to 12% with interest payable at the time the Company paid the principal amount due on the Note. The Note was due in full on the earlier of (a) July 11, 2005 or (b) the closing date of an equity investment in the Company by the note holder or its affiliates resulting in gross proceeds to the Company of at least $8,000,000. The Note was paid in full with accrued interest on April 28, 2005. See below for a description of the equity investment.

Series A Cumulative Redeemable Convertible Participating Preferred Stock

On April 28, 2005, the Company entered into a Securities Purchase Agreement whereby the Company sold and issued 4,000,000 shares of newly created 8% Series A Cumulative Redeemable Convertible Participating Preferred Stock of the Company (the "Series A Preferred") and warrants (the "Warrants," and, together with the Series A Preferred, the "Securities") to purchase up to 400,000 shares of common stock of the Company. The gross aggregate proceeds to the Company from the sale of the securities was $10,000,000. The Company sold an additional 75,600 shares of Series A Preferred and Warrants to purchase up to an additional 7,560 shares of Common Stock at a second closing on May 9, 2005.

The Company is required to apply the proceeds of the sale of the Securities primarily to the construction and operation of the Company's initial plant in Anaheim, California and payment of the Note discussed above. The investors are entitled to recommend for election to the Company's Board of Directors two individuals designated by such investors. Two employee directors have agreed to resign as directors effective upon the appointment or election of the investors' designees.

Subject to certain limited expenditures, the Company is prohibited from expending the proceeds of the sale of the Securities until the Company's license agreement with Bio-Products International, Inc. is amended to the reasonable satisfaction of the investors. In the event such amendment is not executed by May 28, 2005, the investors have the right (exercisable until June 12, 2005) to require that the Company return the proceeds, less any permitted expenditures to the investors in exchange for the return of such holders' Securities.

Holders of Series A Preferred are entitled to receive cumulative dividends, payable quarterly in additional shares of Series A Preferred, at the rate of 8% per annum. This dividend rate is subject to increase to 9% in the event the Company does not comply with certain registration rights provisions. Each share of Series A Preferred is entitled to that number of votes equal to the number of whole shares of the Common Stock into which it is convertible. In addition, so long as at least 50% of the shares of Series A Preferred remain outstanding, the Company is prohibited from taking certain actions without the approval of the holders of a majority of the outstanding shares of Series A Preferred.

The holders of a majority of the shares of Series A Preferred have the option to require the Company to redeem all outstanding shares of Series A Preferred on the five year anniversary of issuance at a redemption price equal to $2.50 per share, plus accrued and unpaid dividends to that date. In the event the holders do not exercise this redemption right, all shares of Series A Preferred will automatically convert into shares of Common Stock on such five-year anniversary, as described below.

Each share of Series A Preferred will automatically convert into one share of Common Stock (i) in the event the Company consummates an underwritten public offering of its securities at a price per share not less than $5.00 and for a total gross offering amount of at least $10 million, (ii) in the event of a sale of the Company resulting in proceeds to the holders of Series A Preferred of a per share amount of at least $5.00, (iii) in the event that the closing market price of the Common Stock averages at least $7.50 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 75,000 shares over such period, (iv) at any time following the first to occur of September 30, 2006 or the "Operational Date" (generally defined to mean when the Company's initial facility generates operating cash flow of at least $672,000 for any consecutive three month period), upon the approval of a majority of the then-outstanding shares of Series A Preferred, or (v) unless the Company is otherwise obligated to redeem the shares as described above, on April 28, 2010.

Each holder has the right to convert its shares Series A Preferred into shares of Common Stock on a one-for-one basis at any time following the first to occur of September 30, 2006 or the Operating Date.

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $4.00 per share.

In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a Registration Rights Agreement granting the investors certain demand and piggyback registration rights of the common stock issued upon conversion of the Series A Preferred and exercise of the Warrants. Also, as a condition of the Registration Rights Agreement certain officers and significant shareholders agreed that they would not offer, sell, contract to sell, lend, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock with respect to which the holder has beneficial ownership until the earlier of 90 days following the conversion into Common Stock of at least 50% of the shares of Series A Preferred Stock, or 90 days following the closing of a Qualified Public Offering as defined in the agreement.

Employment Agreements

On April 28, 2005, the Company entered into new employment agreements with four of its executive officers. The new agreements supersede and replace each officer's existing employment agreement with the Company (see Note 12). Pursuant to the new agreements, the officers will continue to serve the Company in the same capacities but on an "at-will" basis. The total annual salaries of the contracts are $877,000. Each officer is entitled to receive 12 months salary and continuation of benefits in the event the Company terminates his agreement for other than "good cause" or the officer resigns from the Company for "good reason" (as such terms are defined in the agreements). In addition, each officer is entitled to 12 months salary and continuation of benefits in the event of disability or death during the term of his agreement.

Item 2. --  Management's  Discussion  and  Analysis of Financial  Condition  And
            Results of Operations

SAFE HARBOR STATEMENT

      In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to our capital resources, our ability to complete the research and development of our products, and our ability to obtain regulatory approval for our products. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Overview and Plan of Operations

World Waste Technologies, Inc. is a development stage company formed to convert Residual Municipal Solid Waste ("RMSW") into valuable, reusable commodities through the application of conventional and licensed proprietary technology. At March 31, 2005, we were constructing a processing facility in Anaheim, California for this purpose and administered our operations from our office in San Diego, California.

WWT is a California corporation with its corporate headquarters in San Diego, California. Its telephone number is 858-391-3400.

Our stock is quoted on the OTC Bulletin Board under the symbol of WDWT.OB.

On August 24, 2004, a newly formed wholly owned subsidiary of Voice Powered Technology International, Inc., a California corporation ("VPTI"), merged with and into World Waste Technologies, Inc., a California corporation ("Old WWT"). As a result of this merger (the "Merger"), Old WWT became a wholly owned subsidiary of VPTI and VPTI changed its name to "World Waste Technologies, Inc." The Merger occurred pursuant to an Agreement and Plan of Reorganization dated as of March 24, 2004, as amended on August 24, 2004 by and among VPTI, V-CO Acquisition, Inc. and Old WWT. As a result of the Merger, VPTI continued as the surviving corporation, assumed the operations and business plan of Old WWT, and replaced its officers and directors with those of Old WWT, and the stockholders of Old WWT became stockholders of VPTI. To our knowledge, VPTI was incorporated in June 1985, and began active operations in January 1990 to develop, market, and distribute low-cost voice recognition and voice activated products. We currently do not plan to conduct any business other than operations heretofore conducted or contemplated to be conducted by Old WWT. As the shareholders of Old WWT became the controlling shareholders of VPTI after the Merger, Old WWT is treated as the acquirer for accounting purposes, and therefore the Merger was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT Since the formation of Old WWT in 2002, our efforts have been principally devoted to research and development activities, raising capital, and recruiting additional personnel and advisors. To date, we have not marketed or sold any product and have not generated any revenues. We do not anticipate generating any revenue until completion of our first facility, which we anticipate in the third quarter of 2005, but is dependent on our ability to raise additional capital in a timely manner.

We currently are purchasing, and are planning to purchase, certain assets, including additional equipment needed to construct our first facility to process municipal solid waste ("MSW"). WWT licensed a patented technology and other related intellectual property capable of converting MSW into commodities from Bio-Products International, Inc. ("Bio-Products"). This process, known as
"pressurized steam classification," uses a sealed, rotating autoclave loaded with MSW. The process converts MSW into separable components of "sterilized" organic and inorganic materials and allows minimal discharges to the air, water and soil. The product of the process is a sanitized cellulose material with significant papermaking fiber content that can be sold to containerboard plants after a screening and cleaning process. The inorganic materials captured are similar to the standard recycled materials of aluminum, tin, and steel. We anticipate that our first facility will be completed in the third quarter of 2005, but is dependent on our ability to raise additional capital in a timely matter. We intend to raise additional capital by means of equity and/or debt financing, although there can be no assurance that we will be able to raise such funds on terms acceptable to the Company, in the time required, or at all. As of March 31, 2005, we required an additional $10 to $12 million to complete our first facility and become operational. See Note 13 of the financial statements and Item 5 of the below for a discription of the fund raising activities subsequent to March 31, 2005.

Our current plan of operation for the next 12 months primarily involves research and development activities, completing the construction of our first facility to process MSW and operating the facility upon completion. Over the next 12 months, we currently anticipate hiring an additional 40 to 50 employees. The actual amounts we may expend on research and development and related activities during the next 12 months may vary significantly depending on numerous factors, including pace and success of the construction of our first facility, the results of our first facility, and the possible acquisition of assets. However, based on our current estimates, we believe that we will need at least an additional several million dollars for operating expenses and working capital to conduct our planned operations beyond the next 12 months. We intend to meet these needs by raising additional equity and/or debt financing, although there can be no assurance that we will be able to raise such funds on terms acceptable to the Company, in the time required, or at all. Depending on the successful completion of our first facility, we anticipate that we will begin the construction process of our second facility, site location, permitting, design, engineering and the ordering of equipment. We intend to raise additional equity and/or debt financing in order to have the funds required to carry out these activities. There can be no assurance that we will be able to raise such funds on terms acceptable to the Company or at all.

You should read this discussion in conjunction with the form 10-KSB filed March 31, 2005 and selected historical financial information and the financial statements and related notes included elsewhere in this report.

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

Our significant accounting policies are summarized in Note 3 to our audited financial statements for the year ended December 31, 2004. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. We are a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since we have derived no revenues from our activities to date.

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary fro a fair presentation results are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, included in the Company's Form 10-K filed March 31, 2005.

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

Fixed Assets

Machinery and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, to commence when the asset is put in use. At March 31, 2005 the Company had issued purchase orders of $9.6 million for plant equipment to be manufactured against which machinery and equipment costs of $3,807,309, construction in progress costs of $2,040,066 and deposits on equipment of $2,387,566 have been capitalized.

The Company has completed a substantial portion of the engineering process for the initial plant in Anaheim, California and is currently installing the equipment, and plans to capitalize all costs directly associated with developing the plant throughout the remainder of construction. Construction is expected to be completed in the third quarter of 2005.

Stock-Based Compensation

During the fourth quarter of 2004, we adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation." Accordingly, we have expensed the compensation cost for the warrants issued based on the fair value at the warrant grant dates.

Results of Operations

Comparison of Quarter ended March 31, 2005 and 2004

During the quarter ended March 31, 2005, we continued research on the licensed process and the intended use of the products from that process, development of our business plan, designed and continued construction of our first facility in Anaheim, CA and continued raising capital.

Revenues

We did not generate any revenues in the quarters ended March 31, 2005 or 2004.

Expenses

General and administrative expenses increased by $177,299 to $638,384 in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 due to an increase in staff and expenses related to the preparation of the Company to become operational, which is expected in the third quarter of 2005.. Interest expense decrease $23,342 to $948 in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 due to the conversion to common stock of the promissory notes payable in August of 2004.

Liquidity and Capital Resources

Cash increased $553,439 to $1,681,941 at March 31, 2005 compared to December 31, 2004 due primarily to the sale of equity of approximately $3,000,000 less cash used for operations of approximately $510,000 and construction and equipment for the Anaheim facility of approximately $2,000,000.

As of March 31, 2005, we had cash on hand of $1,681,941, purchase orders outstanding related to our first facility of approximately $3,500,000, and approximately $5,000,000 of additional purchase orders to be issued in order to complete our first facility. We also anticipate that we will need at least an additional several million dollars for operating expenses and working capital to sustain us until cash flow from operations is positive. We intend to meet these needs by raising additional equity and/or debt financing, although there can be no assurance that we will be able to raise such funds on terms acceptable to us, in the time required, or at all.

As of March 31, 2005, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no long term purchase obligations, or other similar long-term liabilities, except for the Taormina Agreement described in the "Business" section above.

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

Factors that May Affect Future Results and Market Price of Our Stock

An investment in our common stock is subject to a high degree of risk. The risks described below should be carefully considered, as well as the other information contained in this quarterly report and in the documents incorporated by reference. If any of the following risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

We are a development stage company subject to all the risks and uncertainties of a new business.

We are in the development stage and are subject to all the business risks associated with a new enterprise, including uncertainties regarding product development, constraints on our financial and personnel resources, and dependence on and need for third party relationships. We have had no revenues to date and there can be no assurance as to when or whether we will be able to develop sources of revenue or that our operations will become profitable, even if we are able to begin generating revenue. We have not yet sold any products or services or otherwise generated revenue and there can be no assurance that we will be able to do so. On April 28, 2005, we raised $10,000,000 throught the sale of our Series A Preferred Stock and related Warrants. Subject to certain limited expenditures, we are prohibited from expending these proceeds until our license agreement with Bio-Products International, Inc. is amended to the reasonable satisfaction of the investors, or the investors do not require a return of the proceeds by June 12, 2005. Even if we are able to retain these proceeds, we will still need to raise at least an additional several million dollars for operating expenses and working capital to conduct our planned operations beyond the next 12 months.

We will need further financing which cannot be guaranteed.

We need to raise additional capital in order to meet our business plan, including to carry out most or all of our work to develop the processing facility in Anaheim, California. The required additional financing may not be available on terms acceptable to us, or at all. To date, we have funded all of our activities through the sale of securities. On April 28, 2005, we raised $10,000,000 throught the sale of our Series A Preferred Stock and related Warrants. Subject to certain limited expenditures, we are prohibited from expending these proceeds until our license agreement with Bio-Products International, Inc. is amended to the reasonable satisfaction of the investors, or the investors do not require a return of the proceeds by June 12, 2005. Even if we are able to retain these proceeds, we will still need to raise at least an additional several million dollars for operating expenses and working capital to conduct our planned operations beyond the next 12 months. Our Placement Agent has committed to assisting us in raising additional capital, but neither the Placement Agent, nor any of our affiliates, nor any other person has made a binding commitment for an investment of additional funds in us, and a number of factors beyond their control and our control make any future financings uncertain. No one should rely on the prospect of future financings in evaluating us. We have not identified the sources for additional funding. If we are unable to obtain sufficient financing on a timely basis, the development of our facility could be delayed and we could be forced to reduce the scope of our project or otherwise limit or terminate our operations altogether. Any additional funding that we obtain is likely to reduce the percentage ownership of the company held by our existing security holders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

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

The resale price for our recycled products, including our wetlap product, aluminum, and steel, will be tied to commodity pricing. Our results of operations may be affected by changing resale prices or market requirements for these recyclable materials. The resale, and market demand for, these materials can be volatile due to numerous factors beyond our control, which may cause significant variability in our period-to-period results of operations.

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

      o     unexpected   delays  in  building  and   permitting  our  processing
            facilities;

      o     increased   expenses,   whether   related  to   marketing,   product
            development or administration or otherwise;

      o     the mix of revenues derived from products;

      o     the hiring, retention and utilization of personnel;

      o waste collection companies being impacted by seasonal changes that may adversely affect our business and operations;

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

We are subject to potential liability and restrictions under environmental laws, including those relating to handling, recycling, treatment, storage of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been, and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. Our business is subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions and regulations. If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals, we could be subject to civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue, and/or take corrective actions. We may not have sufficient insurance coverage for our environmental liabilities. Those costs or actions could be significant to us and significantly impact our results of operations, as well as our available capital.

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

We have all but one of our environmental permits for our first Anaheim, CA facility. There is no assurance that we will obtain the remaining permit we require to operate this facility or that we will be able to retain any of the permits we have obtained. Additionally, there can be no assurance that we will successfully obtain or retain the permits we require to operate our business for our future facilities because permits to operate waste processing facilities have become increasingly difficult and expensive to obtain. Permits often take years to obtain as a result of numerous hearings and compliance with zoning, environmental and other regulatory measures. These permits are also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain or retain the required permits to operate our facilities could have a material negative effect on our future results of operations.

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

In June 2003, we signed a 10-year contract, which expires in June 2013, with options for three additional extensions of 5 years each, with Taormina Industries, LLC, a wholly-owned division of Republic Services, Inc. The agreement provides that Taormina will deliver up to 500 tons of MSW per day to us for processing at our Anaheim Facility which is being constructed the campus of Taormina in Anaheim, CA. The second phase calls for us to build a 2,000 ton per day plant in the Orange County area. The agreement also grants Taormina a right of first refusal to participate in potential future projects in an additional 10 counties throughout California where Taormina has operations. Under the terms of this contract, Taormina will pay a per ton tipping fee to the Company.

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

Our management anticipates that a substantial portion of our revenues will be generated from our agreement with Taormina Industries for the foreseeable future. If this agreement is terminated for any reason or if we are is unable to extend this agreement on terms favorable to us or at all after it expires, our business, financial condition and results of operations would be materially harmed.

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

In addition, future patents may be issued to third parties upon which our technology may infringe. We may incur substantial costs in defending against claims under any such patents. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which effectively could block our ability to further develop or commercialize some or all of our products in the U.S. and could result in the award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. There can be no assurance that we will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on our business and results of operations.

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

The license agreement with Bio-Products International, Inc. ("Bio-Products") is generally exclusive in the United States. However, there are certain limitations to our general exclusivity and also additional requirements necessary to maintain the license. As a general limitation on the license granted by Bio-Products, applications in which the cellulosic product of waste, including municipal solid waste, processed utilizing the licensed technology is either used directly as a fuel source or converted into an end product for energy production are excluded from the license, meaning that we can use the licensed technology for these types of applications, but also that Bio-Products may license third parties to use the technology for the production of marketable solid combustion fuel end products. In addition, in order to maintain exclusivity, the license requires that on a regular schedule we must continue to improve the first facility planned to be built in Anaheim, California or construct new facilities in order to increase overall capacity and therefore usage of the technology licensed by Bio-Products. Furthermore, because the University of Alabama in Huntsville is the current owner of the patent for the technology and has exclusively licensed it to Bio-Products, Bio-Products is required to continue to make certain payments to maintain exclusivity.

Failure to meet the above requirements with respect to the generally exclusive license may lead to the license being changed to a non-exclusive license, in which case Bio-Products would be free to grant similar non-exclusive licenses to third parties. The failure to maintain exclusivity of the license could have a material adverse effect on our business, financial condition and results of operations.

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

In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. In 2004, we adopted this accounting policy. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Large public companies will have to apply the new financial accounting rules to the first interim or annual reporting period that begins after June 15, 2005, while small business issuers such as our company will have to apply the new rules in their first reporting period beginning after December 15, 2005. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants.
Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incentivize our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace.

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

As of March 31, 2005, we had outstanding 24,418,690 shares of common stock, of which only approximately 1,200,000 of the common stock shares are currently freely tradable shares. The remaining 23,218,690 shares are "restricted securities" (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended) and have not been available for public sale on the OTC Bulletin Board. After August 2005, approximately 20,063,706 of the restricted shares will become eligible for public resale under Rule 144, and the balance will be eligible for resale over the succeeding few months. No prediction can be made if or when such shares will be offered for sale over the public market, or what the effect that the sales of shares of common stock, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Because there are so few freely tradable shares, the sudden release of trading shares onto the market, or the perception that such shares will come onto the market, could have an adverse affect on the trading price of the stock.

You may have difficulty selling our shares because they are deemed "penny stocks".

Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent by the broker-dealer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Potential issuance of additional common and preferred stock could dilute existing stockholders.

We are authorized to issue up to 100,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. We are also authorized to issue up to 10,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. Such designation of new series of preferred stock may be made without stockholder approval (except to the extent that the approval of the holders of our Series A Preferred is required), and could create additional securities which would have dividend and liquidation preferences over our common stock. Preferred stockholders could adversely affect the rights of holders of common stock by:

      o exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

      o receiving preferences over the holders of common stock regarding or surplus funds in the event of our dissolution or liquidation;

      o delaying, deferring or preventing a change in control of our company; and

      o     discouraging bids for our common stock.

The holders of our Series A Preferred have the right to elect a majority of our Directors, under certain circumstances.

In the event that the Operational Date at our initial facility has not occurred by September 30, 2006, the holders of our Series A Preferred will have the right to elect a majority of the members of our Board of Directors.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of March 31, 2005, our directors and executive officers and their affiliates beneficially owned over 27.47% of our outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission as of that date. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

      o     general economic, political and market conditions and other factors;
            and

      o     the occurrence of any of the risks described in this Form 10-QSB.

Item 3. -- Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                           PART II-- OTHER INFORMATION

Item 5 --  Other Information

Subsequent Events

Unsecured Senior Promissory Note

On April 11, 2005, the Company executed an unsecured senior promissory note (the "Note"), which provided for a loan to the Company of $750,000. The note bore interest at an annual rate equal to 12% with interest payable at the time the Company paid the principal amount due on the Note. The Note was due in full on the earlier of (a) July 11, 2005 or (b) the closing date of an equity investment in the Company by the note holder or its affiliates resulting in gross proceeds to the Company of at least $8,000,000. The Note was paid in full with accrued interest on April 28, 2005. See below for a discription of the equity investment.

Series A Cumulative Redeemable Convertible Participating Preferred Stock

On April 28, 2005, the Company entered into a Securities Purchase Agreement whereby the Company sold and issued 4,000,000 shares of newly created 8% Series A Cumulative Redeemable Convertible Participating Preferred Stock of the Company (the "Series A Preferred") and warrants (the "Warrants," and, together with the Series A Preferred, the "Securities") to purchase up to 400,000 shares of common stock of the Company. The gross aggregate proceeds to the Company from the sale of the securities was $10,000,000. The Company sold an additional 75,600 shares of Series A Preferred and Warrants to purchase up to an additional 7,560 shares of Common Stock at a second closing on May 9, 2005.

The Company is required to apply the proceeds of the sale of the Securities primarily to the construction and operation of the Company's initial plant in Anaheim, California and payment of the Note discussed above. The investors are entitled to recommend for election to the Company's Board of Directors two individuals designated by such investors. Two employee directors have agreed to resign as directors effective upon the appointment or election of the investors' designees.

Subject to certain limited expenditures, the Company is prohibited from expending the proceeds of the sale of the Securities until the Company's license agreement with Bio-Products International, Inc. is amended to the reasonable satisfaction of the investors. In the event such amendment is not executed by May 28, 2005, the investors have the right (exercisable until June 12, 2005) to require that the Company return the proceeds, less any permitted expenditures to the investors in exchange for the return of such holders' Securities.

Holders of Series A Preferred are entitled to receive cumulative dividends, payable quarterly in additional shares of Series A Preferred, at the rate of 8% per annum. This dividend rate is subject to increase to 9% in the event the Company does not comply with certain registration rights provisions. Each share of Series A Preferred is entitled to that number of votes equal to the number of whole shares of the Common Stock into which it is convertible. In addition, so long as at least 50% of the shares of Series A Preferred remain outstanding, the Company is prohibited from taking certain actions without the approval of the holders of a majority of the outstanding shares of Series A Preferred.

The holders of a majority of the shares of Series A Preferred have the option to require the Company to redeem all outstanding shares of Series A Preferred on the five year anniversary of issuance at a redemption price equal to $2.50 per share, plus accrued and unpaid dividends to that date. In the event the holders do not exercise this redemption right, all shares of Series A Preferred will automatically convert into shares of Common Stock on such five-year anniversary, as described below.

Each share of Series A Preferred will automatically convert into one share of Common Stock (i) in the event the Company consummates an underwritten public offering of its securities at a price per share not less than $5.00 and for a total gross offering amount of at least $10 million, (ii) in the event of a sale of the Company resulting in proceeds to the holders of Series A Preferred of a per share amount of at least $5.00, (iii) in the event that the closing market price of the Common Stock averages at least $7.50 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 75,000 shares over such period, (iv) at any time following the first to occur of September 30, 2006 or the "Operational Date" (generally defined to mean when the Company's initial facility generates operating cash flow of at least $672,000 for any consecutive three month period), upon the approval of a majority of the then-outstanding shares of Series A Preferred, or (v) unless the Company is otherwise obligated to redeem the shares as described above, on April 28, 2010.

Each holder has the right to convert its shares Series A Preferred into shares of Common Stock on a one-for-one basis at any time following the first to occur of September 30, 2006 or the Operating Date.

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $4.00 per share.

In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a Registration Rights Agreement granting the investors certain demand and piggyback registration rights of the common stock issued upon conversion of the Series A Preferred and exercise of the Warrants. Also, as a condition of the Registration Rights Agreement certain officers and significant shareholders agreed that they would not offer, sell, contract to sell, lend, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock with respect to which the holder has beneficial ownership until the earlier of 90 days following the conversion into Common Stock of at least 50% of the shares of Series A Preferred Stock, or 90 days following the closing of a Qualified Public Offering as defined in the agreement.

WWT issued and sold the foregoing securities pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) and Section 4(6) of the Securities Act of 1933, as amended.

Employment Agreements

On April 28, 2005, the Company entered into new employment agreements with each of Thomas L. Collins, the Company's Chief Executive Officer, Fred Lundberg, the Company's Senior Vice President, Steven Racoosin, the Company's President, and David Rane, the Company's Chief Financed Officer. The new agreements supersede and replace each officer's existing employment agreement with the Company. Pursuant to the new agreements, the officers will continue to serve the Company in the same capacities but on an "at-will" basis. Messrs. Collins, Lundberg, Racoosin and Rane will receive an annual salary of $224,000, $204,000, $225,000 and $224,000, respectively, and are each entitled to bonuses as may be deemed appropriate by the Board of Directors. Each executive is entitled to receive 12 months salary and continuation of benefits in the event the Company terminates his agreement for other than "good cause" or the officer resigns from the Company for "good reason" (as such terms are defined in the agreements). In addition, each executive will be entitled to 12 months salary and continuation of benefits in the event of disability or death during the term of his agreement.



Item 6. -- Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1    Certification of Chief Executive Officer
         31.2    Certification of Chief Financial Officer
         32.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
         32.2    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act


(b) On February 25, 2005, the Registrant filed a Current Report on Form 8-K disclosing the sale of unregistered securities pursuant to the entry of material definitive agreements by the Registrant regarding said sale.

         On March 23, 2005, the Registrant filed a Current Report on Form 8-K disclosing the sale of unregistered securities pursuant to the entry of material definitive agreements by the Registrant regarding said sale and the amendment of a lease of premises.

         On April 15, 2005, the Registrant filed a Current Report on Form 8-K disclosing the creation of a direct financial obligation pursuant to the entry into of an unsecured senior promissory note.

         On April 22, 2005, the Registrant filed a Current Report on Form 8-K disclosing the grant of an option to purchase shares of common stock of Registrant to an executive officer of Registrant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WORLD WASTE TECHNOLOGIES, INC.
                                        (Registrant)


Date: May 13, 2005                      By: /s/ David Rane
                                           -------------------------------------
                                           David Rane
                                           Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------


Exhibit Number                      Description
--------------------------------------------------------------------------------
    31.1         Certification of Chief Executive Officer
    31.2         Certification of Chief Financial Officer
    32.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
    32.2         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act