Form 10QSB
period 2005-06-30
WORLD WASTE TECHNOLOGIES INC
filed 2005-08-15
CIK 890447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from      to
                                    -----    ----------

                         Commission file number 1-11476

                         WORLD WASTE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

             California                                 95-3977501
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

13520 Evening Creek Drive, Suite 130,
       San Diego, California                                      92128
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (858) 391-3400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              YES [X] NO [_]

Number of shares of World Waste Technologies, Inc. Common Stock, $.001 par value, issued and outstanding as of July 15, 2005: 24,533,693.

Transitional Small Business Format (Check One): YES [_] NO [X]

                         WORLD WASTE TECHNOLOGIES, INC.

                                   Form 10-QSB

                                Table of Contents

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION .............................................3

   Item 1   Financial Statements: .............................................3
              Consolidated Balance Sheets .....................................3
              Consolidated Statements of Operations ...........................4
              Consolidated Statements of Cash Flows ...........................6
              Consolidated Statements of Stockholders' Equity..................7
              Notes to Financial Statements ...................................9

   Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................18

   Item 3   Controls and Procedures ..........................................29

PART II.    OTHER INFORMATION ................................................29

   Item 6   Exhibits and Reports on Form 8-K .................................30

SIGNATURES ...................................................................32

Part I -    FINANCIAL INFORMATION
Item 1. -   Financial Statements

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                        (Unaudited)
                                                                          June 30,              December 31
                                                                             2005                  2004
ASSETS:
Current Assets:
     Cash                                                               $  6,033,425            $  1,128,502
     Receivables                                                                 584                    --
     Prepaid expenses                                                         53,477                  94,203
                                                                        ------------            ------------
Total Current Assets                                                       6,087,486               1,222,705

Fixed Assets:
     Machinery and equipment, net of accumulated depreciation
        of $24,048 on June 30, 2005 and $16,508 on Dec. 31, 2004           5,020,531                 539,401
     Deposits on equipment                                                 1,991,414               3,417,959
     Construction in progress                                              4,188,686               1,041,509
                                                                        ------------            ------------
Total Fixed Assets                                                        11,200,631               4,998,869
Other Assets:
     Deposit L/T                                                             109,558                 114,278
     Patent license                                                          450,625                 450,625
                                                                        ------------            ------------
     TOTAL ASSETS                                                       $ 17,848,300            $  6,786,477
                                                                        ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:

Current Liabilities:
     Accounts payable                                                   $  1,289,566            $  1,380,791
     Accrued salaries payable                                                 96,506                 132,703
     Accrued litigation payable                                              107,500                 122,500
     Other liabilities                                                       360,255                 114,242
     Current portion of note payable                                            --                     5,343
                                                                        ------------            ------------
Total Current Liabilities                                                  1,853,827               1,755,579
                                                                        ------------            ------------
Long Term Liabilities:
     Note payable, less current portion                                          --                   17,025
     Redeemable preferred stock                                            8,487,859                    --
     Redeemable preferred stock subscripion receivable                      (180,000)                   --
     Warrant liability                                                       376,654                    --
                                                                        ------------            ------------
Total Long Term Liabilities                                                8,684,513                  17,025
                                                                        ------------            ------------
     TOTAL LIABILITIES                                                    10,538,340               1,772,604
                                                                        ------------            ------------
STOCKHOLDERS' EQUITY:

     Common Stock - $.001 par value: 100,000,000 shares
      authorized, 24,533,690 and 22,725,190 shares issued and
     outstanding at June 30, 2005 and at December 31, 2004                    24,533                  22,725
     Stock subscription receivable                                              (150)                   --
     Additional paid-in-capital                                           12,683,918               8,696,860
     Deficit accumulated during development stage                         (5,398,341)             (3,705,712)
                                                                        ------------            ------------
     TOTAL STOCKHOLDERS' EQUITY                                            7,309,960               5,013,873
                                                                        ------------            ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 17,848,300            $  6,786,477
                                                                        ============            ============

See accompanying notes to consolidated financial statements

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Operations

                                                                  For Three Months ending
                                                               -----------------------------
                                                               June 30, 2005   June 30, 2004
                                                               -------------   -------------
GROSS REVENUE:                                                  $       --     $        --

EXPENSES:
  Research and development                                           (67,410)       (108,816)
  General and administrative:                                       (864,563)       (337,763)
                                                                ------------    ------------
  Loss from Operations                                              (931,973)       (446,579)
                                                                ------------    ------------

  Interest income/(expense)                                           26,168         (25,283)
  Other income                                                       154,091
                                                                ------------    ------------
  Net loss before provision for income taxes                        (751,714)       (471,862)
                                                                ------------    ------------

  Provision for income taxes                                            --              --
                                                                ------------    ------------
  Net loss                                                          (751,714)       (471,862)

  Preferred stock dividend and amortization of benefical
    conversion feature                                              (236,933)
                                                                ------------    ------------
  Net loss attributable to common shareholders                  $   (988,647)   $   (471,862)
                                                                ============    ============
  Basic and diluted net loss per share attributable to common
    shareholders                                                $      (0.04)   $      (0.03)
                                                                ============    ============

  Weighted average number of shares
    outstanding used in calculation                               24,418,745      17,054,971
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

                                                      For Six Months Ending
                                                  -------------------------------
                                                                                       June 18, 2002
                                                                                       (Inception) to
                                                  June 30, 2005     June 30, 2004      June 30, 2005*
                                                  -------------     -------------      -------------
GROSS REVENUE:                                     $         --      $         --      $         --

EXPENSES:
  Research and development                             (129,660)         (153,625)         (646,986)
  General and administrative:                        (1,505,346)         (801,249)       (4,484,913)
                                                   ------------      ------------      ------------
  Loss from operations                               (1,635,006)         (954,874)       (5,131,899)
                                                   ------------      ------------      ------------
  Interest income/(expense)                              25,219           (49,573)         (116,074)
  Other Income                                          154,091           154,091
                                                   ------------      ------------      ------------
  Net loss before provision for income taxes         (1,455,696)       (1,004,447)       (5,093,882)
                                                   ------------      ------------      ------------

  Provision for income taxes                                 --                --                --
                                                   ------------      ------------      ------------
  Net Loss                                           (1,455,696)       (1,004,447)       (5,093,882)

  Preferred stock dividend and amortization of
    beneficial conversion feature                      (236,933)                           (236,933)
                                                   ------------      ------------      ------------
  Net loss attributable to common shareholders     $ (1,692,629)     $ (1,004,447)     $ (5,330,815)
                                                   ============      ============      ============
  Basic and diluted net loss per share
    attributable to common shareholders            $      (0.07)     $      (0.08)     $      (0.37)
                                                   ============      ============      ============

  Weighted average number of shares
    outstanding used in calculation                  23,914,740        13,377,902        14,237,308
                                                   ============      ============      ============

* Approximately $67,526 in Consulting and Travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Cash Flow

                                                                                      June 18,
                                                                                        2002
                                                                                     (Inception)
                                                                                         to
                                                     Six Months     Six Months       Six Months
                                                      Ending          Ending          Ending
                                                   June 30, 2005   June 30, 2004   June 30, 2005
                                                  ----------------------------------------------
Cash flow from operating activities:

     Net loss                                     $ (1,455,696)   $ (1,004,447)   $ (5,093,882)
Adjustments to reconcile net loss to net cash
used in operating activities:

     Depreciation                                        7,540           3,952          24,048
     Interest forgiveness                                 --              --           135,327
     Warrant issued for consulting                      10,000            --            84,566
     Amortization of warrants & options                172,571            --           292,673
     Fair value adjustment of warrant liability       (154,091)           --          (154,091)


Changes in operating assets and liabilities:
     Prepaid expenses                                   40,142         (31,990)        (54,061)
     Accounts payable                                  (77,029)         68,724          37,701
     Accrued salaries                                  (36,197)        (36,223)         96,506
     Accrued interest                                     --            48,196            --
     Accrued litigation settlement                     (15,000)        150,000         107,500
     Accrued other liabilities                         (49,221)        167,201          65,021
                                                  --------------------------------------------
     Net cash used in operating activities          (1,556,981)       (634,587)     (4,458,692)
                                                  --------------------------------------------
Cash flows from investing activities:
     Construction in progress                       (2,645,992)        (69,605)     (3,906,828)
     Deposits on equipment                          (3,282,271)       (922,510)     (5,747,047)
     Purchase machinery & equipment                       --           (23,705)        (23,705)
     Purchase of intangible                               --              --          (350,000)
     Deposit                                             4,720          12,336        (109,558)
                                                  --------------------------------------------
                                                    (5,923,543)     (1,003,484)    (10,137,138)
                                                  --------------------------------------------
Cash flows from financing activities:
     Note payable on vehicle                           (22,368)         (2,423)           --
     Redeemable preferred stock                      9,209,328                       9,209,328
     Convertible promissory notes                         --            16,500            --
     Warrants, common stock and
      additional paid in capital                     3,198,487       2,540,483      11,419,927
                                                  --------------------------------------------
                                                    12,385,447       2,554,560      20,629,255
                                                  --------------------------------------------
Net increase in cash                                 4,904,923         916,489       6,033,425
Beginning cash                                       1,128,502         167,619            --
                                                  --------------------------------------------
Ending cash                                       $  6,033,425    $  1,084,108    $  6,033,425
                                                  ============================================
  Interest paid                                   $    (25,219)   $      1,026    $    (18,656)
  Income taxes paid                                       --              --              --

 See accompanying notes to consolidated financial statements.

Non-Cash investing and financing activities:

      - During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.

      - The Company issued 125,000 shares of common stock in exchange for $125,000 in common stock subscriptions.

      - The Company issued warrants to purchase 413,886, and 806,222 for the six month and inception to date periods ending June 30, 2005 shares of common stock to the placement agent for services rendered in connection with the fund raising effort.

      - The Company issued warrants to purchase 50,000 shares of common stock for consulting services.

      - The Company issued 1,193,500 shares of common stock upon conversion of the Convertible Promissory Notes payable and accrued interest.

      - The Company issued warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement.

      - The Company transferred $4,485,544 from deposits on equipment to Machinery and Equipment upon delivery of the machinery and equipment.

      - The Company issued 75,600 shares of Series A Preferred in exchange for a Series A Preferred subscription receivable of $180,000, net of offering costs.

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                       Additional     Common Stock     Accumulated
                                                 Shares    Dollars      Paid in       Subscription       Deficit       Total
                                                                        Capital
                                               ----------- --------- --------------- ---------------- -------------- -----------
Preformation expenses                                                                                     $(67,526)  $  (67,526)
Formation - June 18, 2002                       9,100,000      $100         $73,036       $       --                     73,136

     Net Loss - 2002                                                                                      (359,363)    (359,363)
                                               ----------- --------- --------------- ---------------- -------------- -----------

December 31, 2002                               9,100,000       100          73,036                       (426,889)    (353,753)

     Additional paid in capital                                                 100                                         100
     Common stock subscribed                                                                 125,000                    125,000
     Net loss - 2003                                                                                      (804,605)    (804,605)
                                               ----------- --------- --------------- ---------------- -------------- -----------
December 31, 2003                               9,100,000       100          73,136          125,000    (1,231,494)  (1,033,258)

     Merger with Waste Solutions, Inc.          7,100,000        63           2,137                                       2,200
     Common stock subscriptions                   125,000         1         124,999         (125,000)                       --
     Common stock and warrants net of
     offering cost prior to VPTI merger         3,045,206        31       3,952,321                                   3,952,352
     Shares cancelled                            (500,000)       (5)              5                                         --
     Warrants issued                                                        175,191                                     175,191
     Conversion of promissory notes             1,193,500        12       1,193,488                                   1,193,500
     Merger with VPTI                           1,200,817    21,062         (21,062)                                        --
     Accrued interest on notes forgiven                                     135,327                                     135,327
     Common stock and warrants net of
     offering cost                              1,460,667     1,461       2,865,462                                   2,866,923
     Amortization of stock options and
     warrants                                                               195,856                                     195,856
     Net loss - 2004                                                                                    (2,474,218)  (2,474,218)
                                               ----------- --------- --------------- ---------------- -------------- -----------
December 31,2004                               22,725,190    22,725       8,696,860                0    (3,705,712)   5,013,873
                                               =========== ========= =============== ================ ============== ===========

     Common stock and warrants net of
     offering cost  (Unaudited)                 1,693,500     1,693       3,059,744                                   3,061,437
     Amortization of stock options and
     warrants (Unaudited                                                     75,752                                      75,752
     Net Loss - March 2005 (Unaudited)                                                                    (703,982)    (703,982)
                                               ----------- --------- --------------- ---------------- -------------- -----------
March 31, 2005 (Unaudited)                     24,418,690    24,418      11,832,356                0    (4,409,694)   7,447,080
                                               =========== ========= =============== ================ ============== ===========

     Common Stock and warrants net of
     offering cost (Unaudited)                    115,000       115           9,715                                       9,830
     Amortization of stock options and
     warrants (Unaudited)                                                    96,819                                      96,819
     Dividend (preferred stock) (Unaudited)                                  76,911                       (219,241)    (142,330)
     Stock subscription receivable
     (Unaudited)                                                                                (150)                      (150)
     Warrants issued                                                        137,372                                     137,372
     Beneficial conversion feature on
     redeemable preferred stock (Unaudited)                                 530,745                                     530,745
     amortization of benefical conversion
     feature on redeemable preferred stock
     (Unaudited)                                                                                           (17,692)     (17,692)
     Net Loss - June 2005 (Unaudited)                                                                     (751,714)    (751,714)
                                               ----------- --------- --------------- ---------------- -------------- -----------
June 30, 2005 (Unaudited)                      24,533,690   $24,533  $   12,683,918       $     (150) $ (5,398,341)  $7,309,960
                                               =========== ========= =============== ================ ============== ===========

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

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

Note 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the six months ended June 30, 2005 of $1,455,696 compared to a net loss of $1,004,447 for the six months ended June 30, 2004, and the Company had an accumulated deficit of $5,398,341 at June 30, 2005. The Company expects to incur substantial additional costs and capital expenditures to complete its initial facility and through the initial quarter of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

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

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, included in the Company's Form 10-KSB filed March 31, 2005.

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

The Company is in the process of building its first facility which is expected to cost approximately $14.5 million. The Company has completed a substantial portion of the engineering process for this initial plant in Anaheim, California and is currently installing the equipment, and plans to capitalize all costs directly associated with developing the plant throughout the remainder of construction. Construction is expected to be completed in the fourth quarter of 2005, although no assurance can be given that such construction will be completed by such time or at all. As of June 30, 2005 the Company had capitalized approximately $5 million of machinery and equipment, $4.2 million of construction in progress costs and $2 million of deposits on equipment related to this project.

Reclassification

Certain amounts for the year ended December 31, 2004 and the three and six month periods ended June 30, 2004 have been reclassified to conform with the presentation of the June 30, 2005 amounts. These reclassifications have no effect on reported net loss.

Stock-Based Compensation

Employee and Director Options and Warrants

During the fourth quarter of 2004, the Company adopted SFAS No. 123R entitled, "Accounting for Stock-Based Compensation." Accordingly, the Company has expensed the compensation cost for the warrants issued based on the fair value at the warrant grant dates.

The activity related to officers and employees during the six months ended is summarized as follows:

Outstanding at December 31, 2004                                407,000

Number issued during the six months ended June 30, 2005         500,000

Weighted average grant date fair value                            $0.82

Average exercise price                                            $3.46

Exercised during the period                                           0

Exercisable at June 30, 2005                                    145,166

Outstanding at June 30, 2005                                    907,000

The Company recognized expense for the six months ended June 30, 2005 of $57,742 related to the amortization over their vesting period of the value of options and warrants issued to employees and directors.

During the year ended December 31, 2004, the Company issued 250,000 warrants to officers of the Company. In addition, during the year ended December 31, 2004, the Company adopted the 2004 Incentive Stock Option Plan (Plan) with 2,000,000 shares available for grant. During 2004, the Company granted options to purchase 157,000 shares under the plan to an officer and to a director. During the six months ended June 30, 2005 the Company granted 500,000 to employees at a weighted average exercise price of $4.50 and a weighted average grant date fair value of $1.01. At June 30, 2005, there were 1,343,000 shares available for grant from the Plan. Options are granted from time to time to officers, directors and consultants. Options granted to date from the plan have been at the market price on the date of the grant and vest over one to four years and are exercisable over a five to ten year period.

Non employment stock based compensation

The activity related to non-employment warrants during the six months ended June 30, 2005 is summarized as follows:

Outstanding at December 31, 2004                                         988,338

Number issued during the six months ended June,30, 2005                1,160,146

Weighted average grant date fair value                                $     1.16

Average exercise price                                                $     1.74

Exercised during the period                                              453,700

Exercisable at June 30, 2005                                           1,694,784

Outstanding at June 30, 2005                                           1,694,784

The warrants issued during the six months ended June 30, 2005 were as follows:

o The Company issued 338,700 warrants at $0.01 as part of the investment units for investments made in the Company.

o The Company issued 413,886 warrants at $2.50 to the placement agent in exchange for services rendered.

o The Company issued 407,560 warrants at $2.50 as part of the investment in Series A Preferred Stock of the Company.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 6,677,383 at June 30, 2005 and 2,085,034 at June 30, 2004 were not included in the calculation of diluted earnings per share.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations or cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

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

During June 2004, the Company issued warrants to purchase 250,000 shares of its common stock at $1.50 per share to the owners of Bio-Products in consideration for their assistance in obtaining certain modifications/amendments to the license agreement. The fair value of the warrants of $100,625 was estimated at the date of grant using the option valuation model. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years. The company recorded the $100,625 fair value of the warrants as an increase to the capitalized patent license.

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

As additional consideration and for their experience and know-how regarding the Technology, the Company agreed to pay Bio-Products a monthly payment for technical services of ten thousand dollars ($10,000) per month from January, 2003 to April 2004 and twenty thousand dollars ($20,000) per month thereafter. As of June 30, 2005, all such amounts have been paid.

Due to the proprietary nature of the vessel design utilized in the process, the Company also agreed that Bio-Products shall maintain the exclusive right of vessel manufacture, and the Company shall purchase all required process vessels exclusively from Bio-Products at a purchase price of cost plus 15%.

Note 5. SIGNIFICANT CONTRACTS

In June 2003, the Company signed a 10-year contract, with options for three additional extensions of 5 years each, with Taormina Industries, LLC, a wholly-owned division of Republic Services, Inc., whereby TI has agreed to deliver waste to the Company for processing at its initial facility which will be located on the campus of TI in Anaheim, CA and is expected to be capable of processing 500 tons per day. The second phase of the contract calls for the Company to build up to a 2,000 ton per day plant in the Orange County area at a site mutually agreeable to both parties. It is estimated that the initial facility will cost the Company approximately $14.5 million and is projected to be completed in the fourth quarter of 2005, if the Company is successful in raising the necessary funds in a timely manner. It is estimated that the second phase will cost the Company approximately $45 million, excluding land and building, and is projected to be completed in late 2006 or 2007, if the Company is successful in raising the necessary funds in a timely manner. The agreement also grants TI a right of first refusal for an additional 10 counties throughout California where TI has operations. Under the terms of this first contract, TI will pay a per ton tipping fee to the Company. The ultimate success of the Company is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance.

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

During the second and third quarters ended June 30, 2004 and September 30, 2004 respectively, the Company obtained through a private placement an additional $3,093,910 from the sale of 2,311,872 shares of common stock net of fees paid of $273,890 (2,245,206 of these shares were issued prior to the merger with VPTI on August 24, 2004). Under a Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to prepare and file a registration statement to register within ninety days of completion of the Merger, August 23, 2004, and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the shares and the shares underlying the warrants. The registration statement was filed on August 4, 2005, but has not yet been declared effective.

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

Subsequent to the merger with VPTI, during the third and fourth quarters of the year ended December 31, 2004, in connection with a private placement of securities, the Company sold 1,192,000 units; each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (298,000 shares) of common stock of the Company at an exercise price of $0.01 per share for 5 years. The fair value of the warrants was $742,153. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 1 to 4 years. The consideration paid for the units was $2.50 per unit, for aggregate net proceeds to the Company of $1,879,770. As of December 31, 2004, 152,000 of these warrants had been exercised for net proceeds to the Company of $1,520. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement to register within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the shares and shares underlying the warrants. The registration statement was filed on August 4, 2005, but has not yet been declared effective.

During the quarter ended March 31, 2005, in connection with the private placements of unregistered securities, the Company raised gross proceeds of $3,387,000 by issuing 1,354,800 units (each unit comprised of one (1) share of common stock in the Company (1,354,800 shares of common stock) and warrants exercisable for 0.25 shares (338,700 warrants)) at a purchase price of $2.50 per unit. The warrants expire five years after the date of the sale of the shares and are exercisable at $0.01 per share, subject to adjustment. All of the warrants were exercised during the quarter ended March 31, 2005. The fair value of the warrants was $843,487. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 19.73%; and a term of 1 year. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement to register within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the shares and the shares underlying the warrants. The registration statement was filed on August 4, 2005, but as of August 14, 2005 has not been declared effective by the SEC.

During the quarter ended June 30, 2005, the company recorded a beneficial conversion feature related to its Series A Preferred Series A stock of $530,745. Therefore, Preferred Series A has been debited and additional paid in capital credited by $530,745.

Note 8. NOTE PAYABLE

Note payable is comprised as follows:

                                                          June 30,  December 31,
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

Note 9. UNSECURED SENIOR PROMISSORY NOTE

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

Note 10. SERIES A CUMULATIVE REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED
STOCK

On April 28, 2005, the Company entered into a Securities Purchase Agreement whereby the Company sold and issued 4,000,000 shares of newly created 8% Series A Cumulative Redeemable Convertible Participating Preferred Stock of the Company (the "Series A Preferred") and warrants (the "Warrants," and, together with the Series A Preferred, the "Securities") to purchase up to 400,000 shares of common stock of the Company. On May 9, 2005, the Company entered into a Securities Purchase Agreement whereby the Company sold and issued an additional 75,600 shares of Series A Preferred Stock of the Company and Warrants to purchase up to 7,560 shares of common stock of the Company. The gross aggregate proceeds to the Company from the sales of the securities were $10,189,000.

The Company is required to apply the proceeds of the sale of the Securities primarily to the construction and operation of the Company's initial plant in Anaheim, California and payment of the Note discussed in Note 9 above. The investors are entitled to recommend for election to the Company's Board of Directors two individuals designated by such investors. Two employee directors have agreed to resign as directors effective upon the appointment or election of the investors' designees. As of August 14, 2005, the two directors had not been named.

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

Each share of Series A Preferred will automatically convert into one share of Common Stock (i) in the event the Company consummates an underwritten public offering of its securities at a price per share not less than $5.00 and for a total gross offering amount of at least $10 million, (ii) in the event of a sale of the Company resulting in proceeds to the holders of Series A Preferred of a per share amount of at least $5.00, (iii) in the event that the closing market price of the Common Stock averages at least $7.50 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 75,000 shares over such period, (iv) at any time following the first to occur of September 30, 2006 or the "Operational Date" (generally defined to mean when the Company's initial facility generates operating cash flow of at least $672,000 for any consecutive three month period), (v) upon the approval of a majority of the then-outstanding shares of Series A Preferred, or (iv) unless the Company is otherwise obligated to redeem the shares as described above, on April 28, 2010.

Each holder has the right to convert its shares Series A Preferred into shares of Common Stock on a one-for-one basis at any time following the first to occur of September 30, 2006 or the Operating Date.

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $4.00 per share.

In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a Registration Rights Agreement granting the investors certain demand and piggyback registration rights of the common stock issued upon conversion of the Series A Preferred and exercise of the Warrants. Due to the registration rights the Company has shown the Series A Preferred and the Warrants as liabilities on the Company until such time as the Registration Rights have been met. Once the Registration Rights have been met, the Series A Preferred will be shown as mezzanine equity and the Warrants will be transferred to equity at its then fair value. The Company filed a registration statement with the SEC on August 4, 2005 to register the underlying common stock shares related to the conversion feature of the Series A Preferred and the related Warrants. As of August 14, 2005 the registration statement had not been declared effective by the SEC. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock," the fair value of the warrants at the date of issuance of $530,745 was adjusted to account for the change in fair value from the date of issuance to the balance sheet date of June 30, 2005. The change in fair value from the date of issuance to June 30, 2005 of $ 154,091 has been included in other income.

The value of the warrants at date of issuance and at June 30, 2005 was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 19.73%; and a term of 4 years.

Also, as a condition of the Registration Rights Agreement the officers and certain significant shareholders agreed that they would not offer, sell, contract to sell, lend, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock with respect to which the holder has beneficial ownership until the earlier of 90 days following the conversion into Common Stock of at least 50% of the shares of Series A Preferred Stock, or 90 days following the closing of a Qualified Public Offering as defined in the agreement.

The accounting for the Series A Preferred is as follows:

Gross proceeds                                                      $10,189,000
Less benefical conversion feature                                      (530,745)
Less offering costs                                                    (799,673)
Less warrant value                                                     (530,745)
                                                                     ----------

   Subtotal                                                           8,327,837
Amortization of benefical conversion feature                             17,692
In kind dividend                                                        142,330
                                                                     ----------
    Balance at June 30, 2005                                         $8,487,859

Note 11. COMMITMENTS AND CONTINGENCIES

As of June 30, 2005, the Company has entered into equipment and engineering purchase commitments related to start-up of the initial phase of the Taormina Agreement of $ 13.1 million against which payments have been made of approximately $ 9.4 million.

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

Minimum lease payments for these operating leases for the remaining 6 months of 2005 and years ending December 31, thereafter are:

                      2005               $123,717

                      2006               $204,959

                      2007               $190,800

                      2008               $190,800

                      2009               $190,800

                Thereafter               $874,500

Note 12. RELATED PARTY TRANSACTIONS

In December 2003, the Company entered into an agreement, amended in March 2004 and again in April 2005, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provides for CMCP to provide advisory and consulting services and for NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to the Company. The April 2005 amendment terminated as of June 30, 2005 the Company's agreement with Chadbourn Securities.

The agreement called for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. John Pimentel, a member or our Board of Directors, is associated with CMCP. The April 2005 amendment also reduced the monthly advisory fees paid to CMCP to $5,000 and a separate agreement was signed with John Pimentel under which he is paid a monthly advisory fee of $15,000. The total professional fees paid to CMCP for the six months ended June 30, 2005 for advisory services was $90,000. During the six month period ended June 30, 2005, the Company paid John Pimentel, $30,000 for advisory services.

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

Chadbourn and Laird Q. Cagan, a registered representative of Chadbourn, acted as the placement agent (collectively, the "Placement Agent") for us during the quarter ended June 30, 2005 in connection with the private placement of 4,075,600 shares of our Series A Preferred Stock and warrants to purchase 407,560 shares of our common stock. In connection with those private placements, we paid the Placement Agent a commission of approximately 4% of the price of all shares sold by it, or approximately $400,000. In addition, we paid the Placement Agent a non-accountable expense allowance (equal to approximately 2% of the purchase price of the shares or approximately $200,000) and issued the Placement Agent, or its affiliates, warrants to purchase 244,536 of our common shares, at an exercise price of $2.50. Mr. Cagan is a Managing Director of Cagan McAfee Capital Partners, LLC and a major stockholder of the Company.

The value of the warrants, $137,372, was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 19.73%; and a term of 4 years.

Note 13. EMPLOYMENT CONTRACTS

On April 28, 2005, the Company entered into new employment agreements with four of its executive officers. The new agreements supersede and replace each officer's existing employment agreement with the Company. Pursuant to the new agreements, the officers will continue to serve the Company in the same capacities but on an "at-will" basis. The total annual salaries of the contracts is $877,000. Each officer is entitled to receive 12 months salary and continuation of benefits in the event the Company terminates his agreement for other than "good cause" or the officer resigns from the Company for "good reason" (as such terms are defined in the agreements). In addition, each officer is entitled to 12 months salary and continuation of benefits in the event of disability or death during the term of his agreement.

Note 14. SUBSEQUENT EVENTS

On August 4, 2005, the Company filed a registration statement on form SB-2 with the SEC covering the resale of up to 11,774,756 shares held by certain of our stockholders. This registration statement has not yet been declared effective.

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

Overview and Plan of Operations

World Waste Technologies, Inc. is a development stage company formed to convert Municipal Solid Waste ("MSW") into valuable, reusable commodities through the application of conventional and licensed patented technology. At June 30, 2005, we were constructing a processing facility in Anaheim, California for this purpose and administered our operations from our office in San Diego, California.

WWT is a California corporation with its corporate headquarters in San Diego, California. Its telephone number is 858-391-3400.

Our stock is quoted on the OTC Bulletin Board under the symbol of WDWT.OB.

On August 24, 2004, a newly formed wholly owned subsidiary of Voice Powered Technology International, Inc., a California corporation ("VPTI"), merged with and into World Waste Technologies, Inc., a California corporation ("Old WWT"). As a result of this merger (the "Merger"), Old WWT became a wholly owned subsidiary of VPTI and VPTI changed its name to "World Waste Technologies, Inc." The Merger occurred pursuant to an Agreement and Plan of Reorganization dated as of March 24, 2004, as amended on August 24, 2004 by and among VPTI, V-CO Acquisition, Inc. and Old WWT. As a result of the Merger, VPTI continued as the surviving corporation, assumed the operations and business plan of Old WWT, and replaced its officers and directors with those of Old WWT, and the stockholders of Old WWT became stockholders of VPTI. VPTI was incorporated in June 1985, and began active operations in January 1990 to develop, market, and distribute low-cost voice recognition and voice activated products. We currently do not plan to conduct any business other than operations heretofore conducted or contemplated to be conducted by Old WWT. As the shareholders of Old WWT became the controlling shareholders of VPTI after the Merger, Old WWT is treated as the acquirer for accounting purposes, and therefore the Merger was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Since the formation of Old WWT in 2002, our efforts have been principally devoted to research and development activities, raising capital, and recruiting additional personnel and advisors. To date, we have not marketed or sold any product and have not generated any revenues. We do not anticipate generating any revenue until completion of our first facility, which we anticipate in the fourth quarter of 2005, but is dependent on our ability to raise additional capital in a timely manner.

We currently are purchasing, and are planning to purchase, certain assets, including additional equipment needed to construct our first facility to process residual municipal solid waste ("RMSW"). WWT licensed a patented technology and other related intellectual property capable of converting MSW into commodities from Bio-Products International, Inc. ("Bio-Products"). This process, known as "pressurized steam classification," uses a sealed, rotating autoclave loaded with MSW. The process converts MSW into separable components of "sterilized" organic and inorganic materials and allows minimal discharges to the air, water and soil. The product of the process is a sanitized cellulose material with significant papermaking fiber content that can be sold to containerboard plants after a screening and cleaning process. The inorganic materials captured are similar to the standard recycled materials of aluminum, tin, and steel. We anticipate that our first facility will be completed in the fourth quarter of 2005, but is dependent on our ability to raise additional capital in a timely matter. We intend to raise additional capital by means of equity and/or debt financing, although there can be no assurance that we will be able to raise such funds on terms acceptable to the Company, in the time required, or at all. As of June 30, 2005, we required an additional $4 to $5 million to complete our first facility and become operational.

Our current plan of operation for the next 12 months primarily involves research and development activities, completing the construction of our first facility to process RMSW and operating the facility upon completion. Over the next 12 months, we currently anticipate hiring an additional 40 to 50 employees. The actual amounts we may expend on research and development and related activities during the next 12 months may vary significantly depending on numerous factors, including pace and success of the construction of our first facility, the operating results of our first facility, and the possible acquisition of assets. However, based on our current estimates, we believe that we will need at least an additional several million dollars for operating expenses and working capital to conduct our planned operations beyond the next 12 months. We intend to meet these needs from operations and by raising additional equity and/or debt financing, although there can be no assurance that we will be able to raise such funds on terms acceptable to the Company, in the time required, or at all. Depending on the successful completion of our first facility, we anticipate that we will begin the construction process of our second facility, site location, permitting, design, engineering and the ordering of equipment. We intend to raise additional equity and/or debt financing in order to have the funds required to carry out these activities. There can be no assurance that we will be able to raise such funds on terms acceptable to the Company or at all.

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

Fixed Assets

Machinery and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, to commence when the asset is put in use

Stock-Based Compensation

During the fourth quarter of 2004, we adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation." Accordingly, we have expensed the compensation cost for the warrants issued based on the fair value at the warrant grant dates.

Results of Operations

Comparison of Three and Six month periods ended June 30, 2005 and 2004

During the three and six month periods ended June 30, 2005, we continued research on the licensed process and the intended use of the products from that process, development of our business plan, designed and continued construction of our first facility in Anaheim, CA and continued raising capital.

Revenues

We did not generate any revenues in the three and six month periods ended June 30, 2005 or 2004.

Expenses

General and administrative expenses increased by $704,097 to $1,505,346 during the six month period and $566,268 to $904,031 during the three month period ended June 30, 2005 compared to the respective periods ended June 30, 2004 due to an increase in staff and expenses related to the preparation of the Company to become operational, which is expected in the fourth quarter of 2005.
Interest income of approximately $25,000 during the six and three month periods of 2005 resulted from the cash received from the sale of the Series A Preferred during the second quarter of 2005. Interest expense of approximately $50,000 and $25,000 for the six and three month periods ended June 30, 2004, respectively, related to the outstanding convertible notes, which converted to common stock during the third quarter of 2004. Other income of $154,091 for the six and three month periods ended June 30, 2005 relates to the adjustment of the Warrant liability to fair value at June 30, 2005.

Liquidity and Capital Resources

Cash increased $4,904,923 to $6,033,425 at June 30, 2005 compared to December 31, 2004 due primarily to the sale of common stock of approximately $3,000,000 and preferred stock of approximately $9,500,000, net of offering costs less cash used for operations of approximately $1,500,000 and construction and equipment for the Anaheim facility of approximately $6,000,000.

As of June 30, 2005, we had cash on hand of $ 6,033,425, purchase orders outstanding related to our first facility of approximately $ 3,700,000, and approximately $ 1,000,000 of additional purchase orders to be issued in order to complete our first facility. We also anticipate that we will need at least an additional $4 to $5 million dollars for operating expenses and working capital to sustain us until cash flow from operations is positive. We intend to meet these needs by raising additional equity and/or debt financing, although there can be no assurance that we will be able to raise such funds on terms acceptable to us, in the time required, or at all.

As of June 30, 2005, we had no long-term debt obligations, other than the Series A Preferred, no capital lease obligations, no operating lease obligations, no long term purchase obligations, or other similar long-term liabilities, except for the Taormina Lease Agreement.

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

      We cannot assure you that our currently planned facility under construction in Anaheim, California will be completed on a timely basis, within budget, or at all. This facility is currently under construction and is expected to be completed in the fourth quarter of 2005. Even if completed, we cannot assure you that the facility will be adequate for our needs or work without difficulties or down times. We currently anticipate that we will need to construct additional facilities to serve our needs and anticipated growth and that such future facilities will require additional capital. Unforeseen difficulties in the planning or completion of our initial facility or any future facility may lead to significant delays in production and the subsequent generation of revenue. For example, we had previously anticipated that the facility would be completed in the third quarter of 2005. However, due to unanticipated construction delays, this time frame has been revised.

Our success depends on our ability to protect our proprietary technology.

      Our success depends, to a significant degree, upon the protection of our, and that of our licensors', proprietary and patented technologies. While we currently have a license with Bio-Products International, Inc. in the U.S. within the scope of our anticipated business to exploit a number of U.S. patents that protect our processes, the need to pursue additional protections for our intellectual property is likely as new products and techniques are developed and as existing products are enhanced, and there is no guarantee that such protections will be attained in a timely manner, or at all. Legal fees and other expenses necessary to obtain and maintain appropriate patent protection in the U.S. could be material. Insufficient funding may inhibit our ability to obtain and maintain such protection. Additionally, if we must resort to legal proceedings to enforce our intellectual property rights, or those of our licensors', the proceedings could be burdensome and expensive and could involve a high degree of risk to our proprietary rights if we are unsuccessful in, or cannot afford to pursue, such proceedings.

      We also rely on trade secrets and contract law to protect certain of our proprietary technology. We cannot assure you that any such contract will not be breached, or that if breached, we will have adequate remedies. Furthermore, we cannot assure you that any of our trade secrets will not become known or independently discovered by third parties.

      We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties. We cannot assure you that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed because we are not able to obtain the licenses on acceptable terms, or at all. Additionally, we may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We cannot assure you that we will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations, or that disputes will not arise with respect to rights in derivative or related research programs conducted by us or our collaborators.

We may face delays in the development of our technology and our technology may not work as well as expected or be economically viable.

      The steam classification and processing technology that we intend to use has not yet been widely applied within the municipal solid waste industry and may not work as well as expected or be economically viable. The successful application of the technology at large scale and high volumes to create commercially usable cellulose fiber has yet to be proven. Any inability under our current plan to produce large volumes of commercially usable cellulose fiber may require additional investment in capital equipment and/or increased operating expenses beyond currently contemplated business and construction plans. Unforeseen difficulties in the development or market acceptance of this cellulose fiber may lead to significant delays in production and the subsequent generation of revenue.

Our limited operating history makes it difficult to predict future results and increases the risk of an investment in our securities.

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

We may be unable to obtain the large amount of additional capital that we need to operate our business.

      We raised approximately $5.2 million, net of offering costs, prior to the closing of the Merger in August 2004 which was used for equipment, leasehold improvements and working capital purposes. In addition, we raised approximately $15.3 million, net of offering costs, between August 2004 and July 2005 which has also been used for equipment, leasehold improvements and working capital purposes. We need to raise additional capital in order to meet our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. To date, we have funded all of our activities through the sale of securities. You should not rely on the prospect of future financings in evaluating us. Any additional funding that we obtain is likely to reduce the percentage ownership of the company held by our existing stockholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

We may not be able to obtain or sustain market acceptance for our services and products.

      We do not intend to engage in advertising during our development phase. Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect our financial condition and operating results. Moreover, we cannot assure you that we will successfully complete the development and introduction of new products or product enhancements or that any new products developed will achieve acceptance in the marketplace. We may also fail to develop and deploy new products and product enhancements on a timely basis.

The market for services and products in the solid waste processing and recycling industry is competitive and we may not be able to compete successfully.

      The market for services and products in the solid waste processing industry is highly competitive. Most of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have, and may be able to respond more quickly than we can to new or changing opportunities and customer requirements. Also, our competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share. These competitors are able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can, which could adversely affect our competitive position and business.

The demand for our services may be affected by environmental laws and regulations.

      To a certain extent demand for our services is created by environmental laws and regulations, including (a) requirements to safely dispose of MSW by various methods including in properly constructed and operated landfills, (b) requirements to attempt to recycle a certain proportion of MSW, and (c) requirements that businesses operating in the solid waste industry comply with applicable land, water and air emission regulations. The lack of environmental laws and regulations, or the loosening or non-enforcement of existing regulations, would decrease demand for our services and may have a material adverse affect on our business.

      We will depend on a significant supply of solid waste and timely payment for that solid waste.

      If we do not obtain a supply of solid waste at quantities and qualities that are sufficient to operate our proposed facilities at the expected operating levels, or if third parties do not promptly pay for the solid waste they deliver to us for processing, our financial condition and operating results could adversely be affected. One or more of the following factors could impact the price and supply of waste:

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

We may be unable to obtain required permits.

      We have obtained all of our environmental permits for our initial facility in Anaheim, California. We cannot assure you that we will successfully retain these permits that are required to operate our initial facility in Anaheim, California or obtain or retain the permits we require to operate our business for our additional facilities. Permits to operate waste processing facilities have become increasingly difficult and expensive to obtain and retain as a result of many factors including numerous hearings and compliance with zoning, environmental and other regulatory measures. The granting of these permits is also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain or retain the required permits to operate our facilities could have a material negative effect on our future results of operations.

A substantial portion of our revenues will be generated from our agreement with Taormina Industries, which agreement may be terminated by Taormina under certain circumstances.

      In June 2003, we signed a 10-year contract, with options for three additional extensions of five years each, with Taormina Industries, a division of Republic Services, Inc. The agreement provides for Taormina to deliver up to 500 tons of MSW per day to us for processing at our Anaheim facility currently under construction on the campus of Taormina in Anaheim, California. The second phase calls for us to build an additional plant in the Orange County area at which Taormina will deliver up to an additional 2,000 tons of MSW per day. The agreement grants Taormina a right of first refusal to participate in potential additional projects in an additional 10 counties throughout California where Taormina has operations. Under the terms of the agreement, Taormina will pay a per ton tipping fee to the Company. We anticipate that a substantial portion of our revenues will be generated from this agreement for the foreseeable future. If this agreement is terminated for any reason or if we are unable to extend this agreement on terms favorable to us or at all prior to expiration, our business, financial condition and results of operations would be materially harmed.

      The agreement is terminable by Taormina in the event that, among other things, we do not complete all permitting, approvals and construction of our initial facility by February 8, 2006. We cannot assure you that we will meet this deadline.

We may be exposed to litigation in the ordinary course of our business.

        Since our personnel are expected to routinely handle solid waste materials, we may be subject to liability claims by employees, customers and third parties. We currently have liability insurance in place, however, there can be no assurance that such insurance will be adequate to cover claims asserted against us or that we will be able to maintain or purchase such insurance in the future.

Other companies may claim that we infringe their intellectual property or proprietary rights.

      We do not believe that our products or processes violate third party intellectual property rights. Nevertheless, we cannot assure you that any such third party rights are not being, and will not be, violated. If any of our products or processes is found to violate third party intellectual property rights, we may be required to re-engineer one or more of those products or processes or seek to obtain licenses from third parties to continue offering our products or processes without substantial re-engineering, and such efforts may not be successful. We cannot assure you that we will be able to obtain such licenses at a reasonable cost, if at all.

      Future patents may be issued to third parties upon which our technology may infringe. We may incur substantial costs in defending against claims under any such patents. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which effectively could block our ability to further develop or commercialize some or all of our products or services. and could result in the award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. We cannot assure you that we will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on our business and results of operations.

Our license agreement with Bio-Products International, Inc. is not exclusive in all respects and imposes certain requirements on us to maintain exclusivity in specified applications.

      Our license agreement with Bio-Products International, Inc. ("BPI") grants us the exclusive rights to exploit the technology covered by the license in the United States with respect to most applications. Applications in which the cellulosic product of waste, including municipal solid waste, processed utilizing the licensed technology is either used directly as a fuel source or converted into an end product for energy production are not exclusive and accordingly BPI may grant third parties the right to use the technology for the production of marketable solid combustion fuel end products. In order to maintain exclusivity with respect to the other applications, we are required to continue to improve our initial facility under construction in Anaheim, California on a regular schedule or construct new facilities. Further, BPI is required to make certain payments to the University of Alabama at Huntsville, the assignee of the patent for the technology that it has exclusively licensed to BPI, in order for BPI to maintain its exclusive rights. Our failure to maintain exclusivity of the license could have a material adverse effect on our business, financial condition and results of operations.

If we fail to implement new technologies we may not be able to keep up with the industry which could have an adverse affect on our business.

      We expect to utilize patented steam classification technology in our processing facilities and to adopt other technologies from time to time. Our future growth is partially tied to our ability to improve our knowledge and implementation of waste processing technologies. Inability to successfully implement commercially viable waste processing technologies in response to market conditions in a manner that is responsive to our customers' requirements could have a material adverse effect on our business and results of operation.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees.

      In December 2004, the Financial Accounting Standards Board published new rules that require companies to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We will have to apply the new rules in our first annual reporting period beginning after December 15, 2005. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. The expenses we will have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incent our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace. In 2004, we adopted this accounting policy.

RISKS RELATED TO OUR COMMON STOCK

Substantial sales of common stock could cause our stock price to fall.

As of July 15, 2005, we had outstanding 28,609,293 shares of common and preferred stock, including, 24,533,693 shares of common stock, all of which were "restricted securities" (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). Although only approximately 1,200,817 shares are currently freely tradable shares, we recently filed a registration statement with the SEC covering the resale of certain shares of our common stock. Upon the effectiveness of this registration statement, an additional 6,339,373 shares of our currently outstanding common stock will be able to be freely sold on the market, which number will increase to 11,774,756 shares if certain warrants are exercised and our preferred stock is converted to common stock by the holders thereof and the underlying 1,359,783 shares and 4,075,600, respectively, are purchased and converted. Because there currently are only 1,200,817 shares freely tradable shares, the sudden release of 11,774,756 additional freely trading shares onto the market, or the perception that such shares will or could come onto the market, could have an adverse affect on the trading price of our stock. In addition to the foregoing, an additional 20,163,706 shares of restricted stock will become eligible for public resale under Rule 144 commencing in late August 2005. Subject to certain exceptions, the holders of an aggregate of approximately 12,283,500 shares of common stock have agreed not to sell or otherwise dispose of any of such shares until the earlier of (i) 90 days following the conversion of at least 50% of our preferred stock into common stock or (ii) 90 days following the closing of an underwritten public offering of our common stock with a per share price of at least $5.00 and a total gross offering amount of $10 million. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares could legally be sold commencing in August 2005. No prediction can be made as to the effect, if any, that sales of the shares included in the registration statement recently filed with the SEC or subject to Rule 144 sales commencing in August 2005, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

      Our common stock is thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, we can not assure you that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

The holders of our shares of preferred stock have certain rights that could affect the value of our common stock.

      The holders of shares of our series A preferred stock have the right, under certain circumstances, to elect a majority of the members of our board of directors, and have certain preferences upon a liquidation or sale of our company.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

      As of July 15, 2005 our directors and executive officers and their affiliates beneficially owned over 48.7% of our outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

      o the occurrence of any of the risks described in this quarterly report.

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

                           PART II-- OTHER INFORMATION

Item 5 --  Other Information

Unsecured Senior Promissory Note

On April 11, 2005, the Company executed an unsecured senior promissory note (the "Note") provided for a loan to the Company of $750,000 The note bore interest at an annual rate equal to 12% with interest payable at the time the Company paid the principal amount due on the Note. The Note was due in full on the earlier of
(a) July 11, 2005 or (b) the closing date of an equity investment in the Company by the note holder or its affiliates resulting in gross proceeds to the Company of at least $8,000,000. The Note was paid in full with accrued interest on April 28, 2005. See below for a discription of the equity investment.

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

Holders of Series A Preferred are entitled to receive cumulative dividends, payable quarterly in additional shares of Series A Preferred, at the rate of 8% per annum. This dividend rate is subject to increase to 9% in the event the Company does not comply with certain registration rights provisions. Each share of Series A Preferred is entitled to that number of votes equal to the number of whole shares of the Common Stock into which it is convertible. In addition, so long as at least 50% of the shares of Series A Preferred remain outstanding the Company is prohibited from taking certain actions without the approval of the holders of a majority of the outstanding shares of Series A Preferred.

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

(b) On April 15, 2005, the Company filed a Current Report on Form 8-K disclosing the creation of a direct financial obligation pursuant to the entry into of an unsecured senior promissory note.

        On April 22, 2005, the Company filed a Current Report on Form 8-K disclosing the grant of an option to purchase shares of common stock of Registrant to an executive officer of Company.

        On May 5, 2005, the Company filed a Current Report on Form 8-K disclosing the sale of unregistered securities pursuant to the entry of material definitive agreements by the Company regarding said sale and that the Company entered into new employment agreements with certain of its executive officers.

        On June 1, 2005, the Company filed a Current Report on Form 8-K disclosing the sale of unregistered securities pursuant to the entry of material definitive agreements by the Company regarding said sale.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WORLD WASTE TECHNOLOGIES, INC.
                                            (Registrant)

Date:   August 15, 2005                By: /s/ David Rane
                                           -------------------------------
                                            David Rane
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit Number              Description
--------------------------------------------------------------------------------

        31.1     Certification of Chief Executive Officer
        31.2     Certification of Chief Financial Officer
        32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
        32.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act