Form 10QSB
period 2005-09-30
WORLD WASTE TECHNOLOGIES INC
filed 2005-11-14
CIK 890447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to ___________ to ___________

                         Commission file number 1-11476


                         WORLD WASTE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


              California                                    95-3977501
    (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                     Identification No.)


  13520 Evening Creek Drive, Suite 130,
         San Diego, California                               92128
 (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (858) 391-3400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number of shares of World Waste Technologies, Inc. Common Stock, $.001 par value, issued and outstanding as of October 31, 2005: 24,678,230.

Transitional Small Business Format (Check One): YES |_| NO |X|

                         WORLD WASTE TECHNOLOGIES, INC.

                                   Form 10-QSB

                                Table of Contents

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION ...........................................   3

   Item 1  Financial Statements: ...........................................   3

              Consolidated Balance Sheets ..................................   3
              Consolidated Statements of Operations ........................   5
              Consolidated Statements of Stockholders' Equity (Deficit) ....   7
              Consolidated Statements of Cash Flows ........................   8
              Notes to Financial Statements ................................  10

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................  19

   Item 3  Controls and Procedures .........................................  30

PART II.   OTHER INFORMATION ...............................................  30

   Item 6  Exhibits and Reports on Form 8-K ................................  31

SIGNATURES

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

            World Waste Technologies, Inc. and Subsidiaries
                (Formerly World Waste of America, Inc.)
                     (A Development Stage Company)
                      Consolidated Balance Sheet

                                                                   (Unaudited)
                                                                  September 30,   December 31,
                                                                       2005            2004
                                                                 -----------------------------
 ASSETS:

 Current Assets:
       Cash                                                      $   2,002,962   $   1,128,502
       Prepaid Expenses                                                144,283          94,203
                                                                 -----------------------------
 Total Current Assets                                                2,147,245       1,222,705
                                                                 -----------------------------

 Fixed Assets:
       Machinery and Equipment, net of accumulated depreciation
          of $27,502 and $16,508, respectively                      10,295,193         539,401
       Deposits on Equipment                                           549,169       3,417,959
       Construction in Progress                                      3,893,098       1,041,509
                                                                 -----------------------------
 Total Fixed Assets                                                 14,737,460       4,998,869
 Other Assets:
       Deposit L/T                                                     104,839         114,278
       Patent License                                                  450,625         450,625
                                                                 -----------------------------
       TOTAL ASSETS                                              $  17,440,169   $   6,786,477
                                                                 =============================

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

 LIABILITIES:

 Current Liabilities:
       Accounts Payable                                          $   1,157,273   $   1,380,791
       Accrued Salaries Payable                                         85,950         132,703
       Accrued Litigation Settlement Payable                           100,000         122,500
       Other Liabilities                                               767,649         114,242
       Current portion of Note Payable                                      --           5,343

                                                                 -----------------------------
 Total Current Liabilities                                           2,110,872       1,755,579
                                                                 -----------------------------

 Long Term Liabilities:
       Note Payable, less current portion                                   --          17,025
       Redeemable Convertible Preferred Stock                        8,684,802              --
       Warrants-Common Stock                                            80,195              --
                                                                 -----------------------------
 Total Long Term Liabilities                                         8,764,997          17,025

                                                                 -----------------------------

                                                                 -----------------------------
       TOTAL LIABILITIES                                            10,875,869       1,772,604
                                                                 -----------------------------



STOCKHOLDERS' EQUITY (DEFICIT):

      Common Stock - $.001 par value: 100,000,000 shares
      authorized, 24,667,447 and 22,725,190 shares
      issued and outstanding at September 30, 2005
      and at December 31, 2004                                          24,667          22,725

      Additional Paid-in-Capital                                    12,793,866       8,696,860
      Deficit Accumulated during development stage                  (6,254,233)     (3,705,712)

                                                                 -----------------------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           6,564,300       5,013,873

                                                                 -----------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  17,440,169   $   6,786,477
                                                                 =============================

See accompanying notes to consolidated financial statements.

            World Waste Technologies, Inc. and Subsidiaries
                (Formerly World Waste of America, Inc.)
                     (A Development Stage Company)
            Unaudited Consolidated Statements of Operations

                                                                          For Three Months Ending

                                                                        September 30,   September 30,
                                                                            2005            2004
                                                                        -------------   -------------
GROSS REVENUE:                                                          $          --   $          --

EXPENSES:
                  Research and Development                                    (60,000)        (61,607)
                  General and Administrative:                                (878,936)       (551,589)

                                                                        -------------   -------------
                  Loss from Operations                                       (938,936)       (613,196)
                                                                        -------------   -------------

                  Interest Income (Expense)                                    23,528         (14,576)
                  Other Income                                                296,459              --
                                                                        -------------   -------------
                  Net Loss before provision for Income Tax                   (618,949)       (627,772)
                                                                        -------------   -------------

                  Income Taxes                                                     --              --

                  Net Loss                                                   (618,949)       (627,772)
                  Preferred stock dividend and amortization of
                  beneficial conversion feature                              (236,943)             --
                                                                        -------------   -------------

                  Net loss attributable to common shareholders          $    (855,892)  $    (627,772)
                                                                        =============   =============

                  Basic and diluted net loss per share attributable
                  to common shareholders                                $       (0.03)  $       (0.03)
                                                                        =============   =============

                  Weighted average number of shares
                  outstanding used in calculation (See Footnote 3)         24,548,224      19,491,111
                                                                        =============   =============

See accompanying notes to consolidated financial statements.

            World Waste Technologies, Inc. and Subsidiaries

                (Formerly World Waste of America, Inc.)
                     (A Development Stage Company)
            Unaudited Consolidated Statements of Operations

                                                               For Nine Months Ending

                                                                                    June 18, 2002
                                                                                   (Inception) to
                                                    September 30,    September 30,  September 30,
                                                       2005             2004            2005
                                                    -------------   -----------------------------
GROSS REVENUE:                                      $          --   $          --   $          --

EXPENSES:
      Research and Development                           (189,660)       (215,232)       (706,986)
      General and Administrative:                      (2,384,282)     (1,352,838)     (5,363,849)

                                                    -------------   -----------------------------
      Loss from Operations                             (2,573,942)     (1,568,070)     (6,070,835)
                                                    -------------   -----------------------------

      Interest Income (Expense)                            48,747         (64,149)        (92,546)
      Other Income                                        450,550              --         450,550
                                                    -------------   -----------------------------
      Net Loss before provision for Income Tax         (2,074,645)     (1,632,219)     (5,712,831)
                                                    -------------   -------------   -------------

      Income Taxes                                             --              --              --

      Net Loss                                         (2,074,645)     (1,632,219)     (5,712,831)
      Preferred stock dividend and amortization of
      beneficial conversion feature                      (473,876)             --        (473,876)
                                                    ---------------------------------------------

      Net loss attributable to common shareholders  $  (2,548,521)  $  (1,632,219)  $  (6,186,707)
                                                    =============================================

      Basic and diluted Net Loss per share
      attributable to common shareholders           $       (0.11)  $       (0.11)  $       (0.41)
                                                    =============   =============================

      Weighted average number of shares
      outstanding used in calculation (See
      Footnote 3)                                      24,142,918      15,415,638      15,034,383
                                                    =============   =============================

See accompanying notes to consolidated financial statements.

            World Waste Technologies, Inc. and Subsidiaries
                (Formerly World Waste of America, Inc.)
                     (A Development Stage Company)
       Consolidated Statement of Stockholders' Equity (Deficit)

                                                                           Additional      Common
                                                                            Paid in         Stock       Accumulated
                                               Shares        Dollars        Capital      Subscription     Deficit *       Total
                                            ----------------------------------------------------------------------------------------
Preformation Expenses                                                                                   $    (67,526)  $    (67,526)

Formation - June 18, 2002                      9,100,000   $        100   $     73,036                                       73,136

     Net Loss - 2002                                                                                        (359,363)      (359,363)
                                            ----------------------------------------------------------------------------------------

December 31, 2002                              9,100,000   $        100   $     73,036                  $   (426,889)  $   (353,753)

     Additional Paid in Capital                                                    100                                          100

     Common Stock Subscribed                                                                  125,000                       125,000

     Net Loss - 2003                                                                                        (804,605)      (804,605)

                                            ----------------------------------------------------------------------------------------
December 31, 2003                              9,100,000   $        100   $     73,136   $    125,000   $ (1,231,494)  $ (1,033,258)

     Merger with Waste Solutions, Inc.         7,100,000             63          2,137                                        2,200

     Common Stock Subscriptions                  125,000              1        124,999       (125,000)

     Common Stock and warrants net of
     offering cost prior to VPTI merger        3,045,206             31      3,952,321                                    3,952,352

     Shares cancelled                           (500,000)            (5)             5

     Warrants Issued                                                           175,191                                      175,191

     Merger with VPTI                          1,200,817         21,062        (21,062)

     Conversion of Promissory Notes            1,193,500             12      1,193,488                                    1,193,500

     Accrued Interest on Notes Forgiven                                        135,327                                      135,327

     Common Stock and warrants net of
     offering cost                             1,460,667          1,461      2,865,462                                    2,866,923
     Amortization of stock options and
     warrants                                                                  195,856                                      195,856

     Net Loss - 2004                                                                                      (2,474,218)    (2,474,218)

                                            ----------------------------------------------------------------------------------------

December 31, 2004                             22,725,190   $     22,725   $  8,696,860   $         --   $ (3,705,712)  $  5,013,873
                                            ========================================================================================

     Common Stock and warrants net of
     offering cost                             1,693,500          1,693      3,059,744                                    3,061,437
     Amortization of stock options and
     warrants                                                                   75,752                                       75,752

     Net Loss - March 2005                                                                                  (703,982)      (703,982)

                                            ----------------------------------------------------------------------------------------

March 31, 2005 (Unaudited)                    24,418,690   $     24,418   $ 11,832,356   $         --   $ (4,409,694)  $  7,447,080
                                            ========================================================================================

     Common Stock issued or exercise of
     warrants                                    115,000            115          9,715                                        9,830
     Amortization of stock options and
     warrants                                                                   96,819                                       96,819
     Dividend (Preferred Stock)
                                                                                76,911                      (219,241)      (142,330)
     Subscription Receivable
                                                                                                 (150)                         (150)

     Warrants Issued                                                           137,372                                      137,372
     Beneficial conversion feature on
     Redeemable Preferred Stock                                                530,745                                      530,745
     Amortization of Beneficial conversion
     feature on Redeemable Preferred Stock                                                                   (17,692)       (17,692)

     Net Loss - June 2005                                                                                   (751,714)      (751,714)

                                            ----------------------------------------------------------------------------------------
June 30, 2005 (Unaudited)                     24,533,690   $     24,533   $ 12,683,918   $       (150)  $ (5,398,341)  $  7,309,960
                                            ========================================================================================
     Common Stock and warrants net of
     offering cost                               133,757            134          2,596                                        2,730
     Amortization of stock options and
     warrants                                                                  107,352                                      107,352
     Dividend (Preferred Stock)
                                                                                                            (210,406)      (210,406)
     Subscription Receivable                                                                      150                           150
     Amortization of Beneficial conversion
     feature on Redeemable Preferred Stock                                                                   (26,537)       (26,537)

     Net Loss - September 05                                                                                (618,949)      (618,949)

                                            ----------------------------------------------------------------------------------------
September 30, 2005 (Unaudited)                24,667,447   $     24,667   $ 12,793,866    $        --   $ (6,254,233)  $  6,564,300
                                            ========================================================================================

See accompanying notes to consolidated financial statements.

            World Waste Technologies, Inc. and Subsidiaries

                (Formerly World Waste of America, Inc.)
                     (A Development Stage Company)
            Unaudited Consolidated Statements of Cash Flow

                                                                                                    June 18, 2002
                                                       Nine Months Ending   Nine Months Ending     (Inception) to
                                                       September 30, 2005   September 30, 2004   September 30, 2005
                                                       ------------------   ------------------   ------------------
Cash Flow from Operating Activities:

      Net Loss                                         $       (2,074,645)  $       (1,632,219)  $       (5,712,831)
Adjustments to reconcile net loss to net cash used in
operating activities:

      Depreciation                                                 10,994                6,537               27,502

      Interest Forgiveness                                                             135,327              135,327

      Warrants and Common Stock Issued for Services                10,000               74,566               84,566

      Amortization of warrants & options                          279,923                                   475,779

      Fair Value adjustment of Common Stock warrant              (450,550)                                 (450,550)

Changes in operating assets and liabilities:

      Prepaid Expenses                                            (50,080)            (117,488)            (144,283)

      Accounts Payable                                           (573,305)             438,044             (458,575)

      Accrued Salaries Payable                                    (46,753)             (16,920)              85,950

      Accrued Advisory and Professional Fees                                            20,000

      Accrued Litigation Settlement Payable                       (22,500)             150,000              100,000

      Prepaid Subscription Liability                                                   432,000

      License Fee Payable                                                             (167,500)

      Accrued Other Liabilities                                                        (37,375)              47,020
                                                       ------------------   ------------------   ------------------

      Net Cash used in Operating Activities                    (2,916,916)            (715,028)          (5,810,095)
                                                       ------------------   ------------------   ------------------
Cash flows from investing activities:

      Construction in Progress                                 (3,087,684)            (513,927)          (3,720,752)

      Deposits on Equipment                                    (3,323,177)          (2,093,755)          (5,883,635)

      Purchase Machinery & Equipment                           (2,335,529)             (25,426)          (2,824,098)

      Purchase of Intangible                                                                               (350,000)

      Deposit                                                       9,439               12,336             (104,839)
                                                       ------------------   ------------------   ------------------

                                                               (8,736,951)          (2,620,772)         (12,883,324)
                                                       ------------------   ------------------   ------------------
Cash flows from financing activities:

      Note Payable                                                (22,368)              (3,670)



      Redeemable Preferred Stock                                9,349,329                                 9,349,327
      Convertible Promissory notes
      Warrants, Common Stock and
      Additional Paid in Capital                                3,201,366            4,961,553           11,347,054
                                                       ------------------   ------------------   ------------------

                                                               12,528,327            4,957,883           20,696,381
                                                       ------------------   ------------------   ------------------
Net Increase in Cash                                              874,460            1,622,083            2,002,962

Beginning Cash                                                  1,128,502              167,619                   --
                                                       ------------------   ------------------   ------------------
Ending Cash                                            $        2,002,962   $        1,789,702   $        2,002,962
                                                       ==================   ==================   ==================
Non-Cash Investing and Financing Activities:
      Interest (Paid) Received                         $           48,747   $          (64,149)  $          (92,846)
      Income Taxes Paid                                $               --   $               --   $               --

* During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.

* The Company issued warrants to purchase 315,354 shares of common stock to a placement agent for services rendered in connection with fund raising.

* The Company issued warrants to purchase 50,000 shares of common stock for consulting services in 2004 and 100,000 shares of common stock upon the exercise of a warrant in exchange for services rendered in 2004.

* The Company issued 1,193,500 shares of common stock upon conversion of the Convertible Promissory notes payable and accrued interest of $135,327.

* The Company issued warrants to purchase 250,000 shares of its common stock for a modification to the Company's technology license agreement.

* Accounts Payable of $1,615,848 and other liabilities of $720,629 at September 30, 2005 relate to asset acquisitions of construction in progress of $172,346, deposits on equipment of $885,857 and machinery and equipment of $1,278,274. The impact has been adjusted in the nine months ending September 30, 2005 and June 18, 2002 (inception) to September 30, 2005 statements of cash flow.

* Accounts Payable of $1,266,060 and other liabilities of $114,242 at December 31, 2004 relate to asset acquisitions of construction in progress of $408,441, deposits on equipment of $857,501 and machinery and equipment of $118. The impact has been adjusted in the nine months ending September 30, 2005 and June 18, 2002 (inception) to September 30, 2005 statements of cash flow.

* During the nine months ended September 30, 2005, $6,220,323 of deposits on equipment was transferred to machinery and equipment upon the receipt of the machinery and equipment by the Company.

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)

                               September 30, 2005

         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the accounts of World Waste Technologies, Inc. (formerly World Waste of America, Inc.) and its wholly owned subsidiaries World Waste of Anaheim, Inc., and World Waste of California, Inc. (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated upon consolidation. World Waste Technologies, Inc., a California corporation, was formed on June 18, 2002 as World Waste of America, Inc. World Waste Technologies, Inc. holds the United States license from Bio-Products International, Inc. with respect to patented technology developed at the University of Alabama in Huntsville, and other related intellectual property, which technology was designed to convert a large percent of municipal solid waste into a cellulose fiber containing material. It is anticipated that additional value will be realized through the capture of inorganic, recyclable materials such as aluminum, steel, and tin. The Company's plan is to generate revenue from receiving the residual waste (tipping fees) and from selling cellulose fiber and recyclable materials.

In March 2004, World Waste of America, Inc. (WWA), merged with a wholly-owned subsidiary of Waste Solutions, Inc. (WSI), a California corporation, and changed its name to World Waste Technologies, Inc.. Cagan McAfee Capital Partners and its affiliates were the controlling shareholders of WSI. Prior to this merger WSI had 7,100,000 shares of common stock outstanding and WWA had 9,100,000 shares of common stock outstanding. This merger was transacted by WSI issuing one of its shares for each share of WWA. After the merger there were 16,200,000 shares outstanding. The transaction was accounted for as a reverse merger of WWA, similar to a recapitalization, because the shareholders of WWA became the controlling shareholders of the entity after the exchange. Accordingly, for accounting purposes, the historical financial statements of World Waste Technologies, Inc. presented are those of WWA.

In March 2004, World Waste Technologies, Inc. entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into VPTI. VPTI was a publicly-traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger with VPTI was completed on August 24, 2004. As part of the merger agreement, World Waste Technologies, Inc. shareholders received 20,063,706 VPTI shares or approximately 95% of the outstanding shares of VPTI in exchange for 20,063,706 World Waste Technologies, Inc. shares, or a one-for-one exchange. Upon completion of the Merger, VPTI changed its name to World Waste Technologies, Inc. As the shareholders of World Waste Technologies, Inc. became the controlling shareholders of VPTI after the exchange, World Waste Technologies, Inc. is treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of World Waste Technologies, Inc.

Note 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the nine months ended September 30, 2005 of $2,074,645 compared to a net loss of $1,632,219 for the nine months ended September 30, 2004, and the Company had an accumulated net loss of $5,712,831 at September 30, 2005. The Company expects to incur substantial additional costs and capital expenditures to complete its initial facility and through the initial quarter of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

The Company intends to raise additional debt and/or equity financing to sustain its operations and to complete its capital expenditures, although there can be no assurance that it will be able to raise such funds on terms acceptable to the Company, or at all.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations.

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

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, included in the Company's Form 10-KSB filed March 31, 2005.

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

The Company is in the process of building its first facility which is expected to cost an estimated approximately $18 million. The Company has completed a substantial portion of the engineering process for this initial plant in Anaheim, California and is currently installing the equipment, and plans to capitalize all costs directly associated with developing the plant throughout the remainder of construction. Construction is expected to be completed in the first quarter of 2006, although no assurance can be given that such construction will be completed by such time or at all. As of September 30, 2005 the Company had capitalized approximately $10 million of machinery and equipment, $4 million of construction in progress costs and $.5 million of deposits on equipment related to this project.

Reclassification

Certain amounts for the year ended December 31, 2004 and the three and nine month periods ended September 30, 2004 have been reclassified to conform with the presentation of the September 30, 2005 amounts. These reclassifications had no effect on reported net loss.

Stock-Based Compensation

Employee and Director Options and Warrants

During the fourth quarter of 2004, the Company adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation." Accordingly, the Company has expensed the compensation cost for the warrants issued based on the fair value at the warrant grant dates.

The activity related to warrants and options to purchase common stock by directors, officers and employees during the nine months ended September 30, 2005 summarized as follows:

Outstanding at December 31, 2004                                         407,000

Number issued during the nine months ended September 30, 2005            500,000

Weighted average grant date fair value                                 $    1.01

Weighted average exercise price                                        $    4.50

Exercised during the period                                                    0

Exercisable at September 30, 2005                                        146,917

Outstanding at September 30, 2005                                        907,000

The Company recognized expense for the nine months ended September 30, 2005 of $107,679 related to the amortization over their vesting period of the value of options and warrants issued to employees and directors.

During the year ended December 31, 2004, the Company issued 250,000 warrants to officers of the Company. In addition, during the year ended December 31, 2004, the Company adopted the 2004 Incentive Stock Option Plan (Plan) with 2,000,000 shares available for grant. During 2004, the Company granted options to purchase a total of 157,000 shares under the plan to an officer and to a director. During the nine months ended September 30, 2005 the Company granted 500,000 to employees at a weighted average exercise price of $4.50 and a weighted average grant date fair value of $1.01. At September 30, 2005, there were 1,343,000 shares available for grant under the Plan. Options are granted from time to time to officers, directors and consultants. The exercise price of options granted to date from the plan has been set at the market price on the date of the grant, with vesting over one to four years and are exercisable over a five to ten year period.

Non employment stock based compensation

The activity related to non-employment warrants for the purchase of common stock during the nine months ended September 30, 2005 is summarized as follows:

Outstanding at December 31, 2004                                         988,338

Number issued during the nine month period ended September 30, 2005    1,160,146

Weighted average grant date fair value                                 $    2.30

Weighted average exercise price                                        $    1.38

Exercised during the period                                              587,457

Exercisable at September 30, 2005                                      1,561,027

Outstanding at September 30, 2005                                      1,561,027

The warrants issued during the nine months ended September 30, 2005 were as follows:

o The Company issued warrants to purchase up to 338,700 shares of its common stock at $0.01 per share as part of the investment units for investments made in the Company (see note 6):

o The Company issued warrants to purchase up to 413,886 shares of its common stock at $2.50 per share to the placement agent in exchange for services rendered (see note 11).

o The Company issued warrants to purchase up to 407,560 shares of its common stock at $2.50 per share as part of the investment in Series A Preferred Stock of the Company (see note 9 ).

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 6,673,677 at September 30, 2005 and 1,555,354 at September 30, 2004 were not included in the calculation of diluted earnings per share.

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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

Note 4. LICENSE AGREEMENT

On June 21, 2002, the Company entered into a U.S. technology license agreement with Bio-Products International, Inc., an Alabama corporation with respect to certain intellectual property and patented methods and processes. This agreement was amended on June 21, 2004 and again on August 19, 2005. The technology was designed to provide for the processing and separation of material contained in Municipal Solid Waste (MSW). This unique process treats MSW with a combination of time, temperature and steam pressure. Temperatures of several hundred degrees sterilize the material and the pressure, and agitation causes a pulping action. This combination is designed to result in a large volume reduction, yielding high-density, sterilized product that is ready for processing and/or market. The most recent patent includes the capturing of all Volatile Organic Compounds and was granted by the United States Patent and Trademark Office in October 2001.

The University of Alabama in Huntsville currently owns the patent for this technology. This patent was licensed to Bio-Products International, Inc. ("Bio-Products") and this license was assigned to the Company for the United States. Bio-Products is required to continue to make certain payments to the University of Alabama in Huntsville to maintain exclusivity to the patent for the technology.

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

The Company is also obligated to pay a royalty for every ton of residual waste processed using the licensed technology as follows:

                  Rate                   Tons processed per day
          ---------------------    ----------------------------------

                $0.50                     1         -       2,000

                $1.00                 2,001         -      10,000

                $1.50                10,001                and up

The Company is also obligated to pay a bonus to Bio-Products of two and one half percent (2.5%) of the gross sales price in excess of ten dollars ($10.00) per ton for the cellulosic product produced from residual MSW ("RMSW"), utilizing the technology.

As additional consideration and for their experience and know-how regarding the technology, the Company agreed to pay Bio-Products a monthly payment for technical services of ten thousand dollars ($10,000) per month from January 2003 to April 2004 and twenty thousand dollars ($20,000) per month thereafter. As of September 30, 2005, all such amounts have been paid.

Due to the proprietary nature of the vessel design utilized in the process, the Company also agreed that Bio-Products shall maintain the exclusive right of vessel manufacture, and the Company shall purchase all required process vessels exclusively from Bio-Products at a purchase price of cost plus 15%.

Note 5. SIGNIFICANT CONTRACT

In June 2003, the Company signed a 10-year contract, with options for three additional extensions of 5 years each, with Taormina Industries, LLC, a wholly-owned division of Republic Services, Inc., whereby TI has agreed to deliver residual waste to the Company for processing at its initial facility which will be located on the campus of TI in Anaheim, CA and is expected to be capable of processing 500 tons per day. The second phase of the contract calls for the Company to build up to a 2,000 ton per day plant in the Orange County area at a site mutually agreeable to both parties. It is estimated that the initial facility will cost the Company approximately $18 million and is projected to be completed in the first quarter of 2006, if the Company is successful in raising the funds necessary to complete construction in a timely manner. It is estimated that the second phase will cost the Company approximately $50 million, excluding land and building, and is projected to be completed in 2007, if the Company is successful in raising the funds necessary to complete construction in a timely manner. The agreement also grants TI a right of first refusal for an additional 10 counties throughout California where TI has operations. Under the terms of this first contract, TI is obligated to pay a per ton tipping fee to the Company. The ultimate success of the Company is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance.

Effective July 26, 2004, the Company entered into a ten-year operating lease agreement, with options for three additional extensions of 5 years each, with Taormina Industries, LLC for the site of the Company's initial processing facility. This lease agreement was amended on March 17, 2005 and July 27, 2005. The lease requires monthly rent of $15,900. The Company paid the lessor $95,400 upon execution of the lease representing prepaid rent of $63,600 and a $31,800 security deposit. The Company will also be required to lease facilities to complete the second phase of the contract.

Note 6. SHAREHOLDERS' EQUITY

Prior to the merger with WSI, WSI received $750,000 for the issuance of a promissory note and obtained a commitment for an additional $250,000 from an investor. The investor also received a warrant for the purchase of 133,333 shares of common stock for $0.01 per share in connection with these additional funds. These warrants were exercised in March of 2004. After the merger, the promissory note was exchanged for 500,000 shares of common stock in World Waste Technologies, Inc. In April 2004, the Company received the additional $250,000 for the purchase of an additional 166,667 shares of common stock. The relative fair value allocated to the warrant was $166,667 using the Black-Scholes calculation. The value of the warrant was estimated using the Black Scholes option pricing model with the following assumptions: average risk free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years.

Prior to the merger with VPTI, 500,000 shares of common stock were contributed to the Company by the founder of VPTI in connection with an agreement in which the founder sold approximately 1,000,000 other shares of common stock to accredited investors in a private sale.

During the second and third quarters ended June 30, 2004 and September 30, 2004 respectively, the Company obtained through a private placement an additional $3,093,910 from the sale of 2,311,872 shares of common stock, net of fees paid of $273,890 (2,245,206 of these shares were issued prior to the merger with VPTI on August 24, 2004). Under a Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to prepare and file a registration statement to register the resale of such shares within ninety days of completion of the Merger, August 23, 2004, and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable. The registration statement was filed on August 4, 2005 although it has not been declared effective by the SEC.

During July 2004, the Company issued a warrant to a consultant for the purchase of 50,000 shares of common stock at an exercise price of $0.01 per share in consideration for investment banking, financial structuring and advisory services provided. The fair value of the warrant was $74,567. The value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years. The fair value of the warrant was expensed during the year ended December 31, 2004. The warrant was exercised in full in September 2004.

As discussed above, effective August 24, 2004, World Waste Technologies, Inc. was merged into VPTI. Prior to the merger with VPTI, the holders of the convertible promissory notes converted these notes into 1,193,500 shares of common stock of World Waste Technologies, Inc.

Subsequent to the merger with VPTI, during the third and fourth quarters of the year ended December 31, 2004, in connection with a private placement of securities, the Company sold 1,192,000 units; each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (298,000 shares) of common stock of the Company at an exercise price of $0.01 per share for 5 years. The fair value of the warrants was $742,153. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 1 to 4 years. The consideration paid for the units was $2.50 per unit, for aggregate net proceeds to the Company of $1,879,770. As of December 31, 2004, 152,000 of these warrants had been exercised for net proceeds to the Company of $1,520. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of the shares and shares underlying the warrants. The registration statement was filed on August 4, 2005, but as of the date of this report has not been declared effective by the SEC.

During the quarter ended March 31, 2005, in connection with private placements of unregistered securities, the Company raised gross proceeds of $3,387,000 by issuing 1,354,800 units (each unit comprised of one (1) share of common stock in the Company (1,354,800 shares of common stock) and warrants exercisable for 0.25 shares (338,700 warrants)) at a purchase price of $2.50 per unit. The warrants expire five years after the date of the sale of the shares and are exercisable at $0.01 per share, subject to adjustment. All of the warrants were exercised during the quarter ended March 31, 2005. The fair value of the warrants was $843,487. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 19.73%; and a term of one year. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of shares and the shares underlying the warrants. The registration statement was filed on August 4, 2005, but as of the date of this report has not been declared effective by the SEC.

During the quarter ended June 30, 2005, the Company recorded a beneficial conversion feature related to its Series A Convertible Preferred Stock of $530,745. Therefore, retained earnings have been debited and additional paid in capital credited by $530,745.

During the quarter ended September 30, 2005, the Company issued 133,757 shares of common stock upon the exercise of warrants. 110,757 of these shares were issued in exchange for the cancellation of 11,043 shares pursuant to a cashless exercise provision.

See note 3 for a summary of all warrants and options issued and outstanding.

Note 7. NOTE PAYABLE

Note payable is comprised as follows:

                                                   September 30,    December 31,
                                                       2005            2004
                                                     --------       ------------
Note Payable, monthly installments of $575, with
interest at 7.8%, secured by a vehicle               $     --       $     22,368

Less: Current portion                                      --              5,343
                                                     --------       ------------
                                                     $     --       $     17,025
                                                     ========       ============

During the first quarter of 2005, the note was paid in full.

Note 8. UNSECURED SENIOR PROMISSORY NOTE

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

Note 9. SERIES A CUMULATIVE REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK

On April 28, 2005, the Company entered into a Securities Purchase Agreement whereby the Company sold and issued 4,000,000 shares of newly created 8% Series A Cumulative Redeemable Convertible Participating Preferred Stock of the Company (the "Series A Preferred") and warrants (the "Warrants," and, together with the Series A Preferred, the "Securities") to purchase up to 400,000 shares of common stock of the Company. On May 9, 2005, the Company entered into a Securities Purchase Agreement whereby the Company sold and issued an additional 75,600 shares of Series A Preferred Stock and Warrants to purchase up to 7,560 shares of common stock of the Company. The gross aggregate proceeds to the Company from the sales of the securities was $10,189,000.

The Company is required to apply the proceeds of the sale of the Securities primarily to the construction and operation of the Company's initial plant in Anaheim, California and payment of the Note discussed in Note 8 above. The investors are entitled to recommend for election to the Company's Board of Directors two individuals designated by such investors. Two employee directors resigned from the board of directors upon the election of the investors' designees.

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

Each share of Series A Preferred will automatically convert into one share of Common Stock (i) in the event the Company consummates an underwritten public offering of its securities at a price per share not less than $5.00 and for a total gross offering amount of at least $10 million, (ii) in the event of a sale of the Company resulting in proceeds to the holders of Series A Preferred of a per share amount of at least $5.00, (iii) in the event that the closing market price of the Common Stock averages at least $7.50 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 75,000 shares over such period, (iv) at any time following the first to occur of September 30, 2006 or the "Operational Date" (generally defined to mean when the Company's initial facility generates operating cash flow of at least $672,000 for any consecutive three month period), (v) upon the approval of a majority of the then-outstanding shares of Series A Preferred, or (vi) unless the Company is otherwise obligated to redeem the shares as described above, on April 28, 2010.

Each holder has the right to convert its shares Series A Preferred into shares of Common Stock on a one-for-one basis at any time following the first to occur of September 30, 2006 or the Operational Date.

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $4.00 per share.

In connection with the issuance of the securities, on April 28, 2005, the Company entered into a Registration Rights Agreement granting the investors certain demand and piggyback registration rights of the common stock issued upon conversion of the Series A Preferred and exercise of the Warrants. The Company filed a registration statement on August 4, 2005 to register for resale the underlying common stock shares related to the conversion feature of the Series A Preferred and the related Warrants. As of the date of this report has not been declared effective by the SEC.

In connection with this transaction, certain of the Company's officers and significant shareholders agreed that, subject to certain exceptions, they would not offer, sell, contract to sell, lend, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock with respect to which the holder has beneficial ownership until the earlier of 90 days following the conversion into Common Stock of at least 50% of the shares of Series A Preferred Stock, or 90 days following the closing of a Qualified Public Offering as defined in the agreement.

As the net conversion price of Series A Preferred, after taking into affect the value of the warrants received, was less than the fair value of the common stock on the date of issuance, it was determined that the Series A Preferred included a Beneficial Conversion Feature valued at $530,745. The Beneficial Conversion Feature is being amortized over the life of the Series A Preferred of five years and is reflected on the Income Statement along with the Series A dividend below Net Loss to arrive at Net loss attributable to common shareholders and Basic and diluted net loss per share attributable to common shareholders.

The accounting for the Series A Preferred is as follows:

        Gross proceeds                                    $ 10,189,000
        Less: benefical conversion feature                    (530,745)
        Less: offering costs                                  (839,673)
        Less: warrant value at issuance date                  (530,745)
                                                          ------------
         Subtotal                                            8,287,837
        Amortization of the benefical conversion feature        44,229
        In kind dividend                                       352,736
                                                          ------------
         Balance at September 30, 2005                    $  8,684,802
                                                          ============

Note 10. COMMITMENTS AND CONTINGENCIES

As of September 30, 2005, the Company has entered into equipment, construction and engineering purchase commitments related to the construction of the initial plant according to the Taormina Agreement and had purchase order commitments of approximately $4.0 million. The Company anticipates that it will need to raise at least $10 million to complete the facility and cover start up expenses to sustain it until cash flow from operations is positive. The Company intends to meet these needs by raising additional equity and/or debt financing, although there can be no assurance that the Company will be able to raise such funds on acceptable terms, in the time required, or at all. In March 2004, the Company entered into a lease for office space in San Diego, CA. The lease term is for two years commencing April 1, 2004. Annual rent is $54,943 for year one and $56,634 for year two.

In July 2004, the Company entered into a lease for the initial plant in Anaheim, CA. The lease term is for 10 years commencing July 1, 2004, with three five year options for a total of twenty-five years. The monthly base rent of $15,900 adjusts annually based on the Consumer Price Index of Orange County.

Minimum lease payments for these operating leases for the remaining 3 months of 2005 and years ending December 31, thereafter are:

                           2005               $ 62,358

                           2006               $204,959

                           2007               $190,800

                           2008               $190,800

                           2009               $190,800

                     Thereafter               $874,500

Note 11. RELATED PARTY TRANSACTIONS

In December 2003, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provides for CMCP to provide advisory and consulting services and for NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to the Company.

The agreement calls for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. The total professional fees paid to CMCP for the nine months ended September 30, 2005 for advisory services was $160,000. John Pimentel, our CEO and Chairman, is associated with CMCP.

Chadbourn and Laird Q. Cagan, a registered representative of Chadbourn, acted as the placement agent (collectively, the "Placement Agent") for the Company during the quarter ended March 31, 2005 in connection with the private placement of 1,354,800 shares of our common stock and warrants to purchase 338,700 shares of our common stock. In connection with those private placements, the Company paid the Placement Agent a commission of 8% of the price of all shares sold by it, or approximately $240,210. In addition, the Company paid the Placement Agent a non-accountable expense allowance (equal to 2% of the purchase price of the shares or approximately $67,740) and issued the Placement Agent, or its affiliates, warrants to purchase 169,350 of our common shares, at an exercise price of $2.50. Mr. Cagan is a Managing Director of CMCP and a major stockholder of the Company.

The value of the warrants, $95,135, was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 19.73%; and a term of 4 years.

Chadbourn and Mr. Cagan acted as the placement agent (collectively, the "Placement Agent") for the Company during the quarter ended June 30, 2005 in connection with the private placement of 4,075,600 shares of our Series A Preferred Stock and warrants to purchase 407,560 shares of our common stock. In connection with those private placements, the Company paid the Placement Agent a commission of approximately 4% of the price of all shares sold by it, or approximately $400,000. In addition, the Company paid the Placement Agent a non-accountable expense allowance (equal to approximately 2% of the purchase price of the shares or approximately $200,000) and issued the Placement Agent, or its affiliates, warrants to purchase 244,536 of our common shares, at an exercise price of $2.50.

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

Note 13. SUBSEQUENT EVENTS

The Company recently commenced a private placement of up to $3.0 million aggregate principal amount of the Company's senior secured promissory notes (the "Notes"), together with warrants (the "Warrants," and, together with the Notes, the "Securities") to purchase up to a total of 396,000 shares of common stock of the Company (the "Common Stock"), plus up to an additional $3.0 million aggregate principal amount of Notes and Warrants to acquire up to an additional 396,000 shares of Common Stock to cover over-subscriptions. On November 1, 2005, the Company closed a portion of this offering by entering into subscription agreements with 24 individual and institutional investors (collectively, the "Investors"), pursuant to which the Company sold and issued to the Investors $4,015,000 aggregate principal amount of Notes and Warrants to purchase up to a total of 529,980 shares of Common Stock. The gross aggregate proceeds to the Company from the sale of the Securities was $4,015,000. The Company may sell additional Securities pursuant to this offering to cover any remaining over-subscriptions (up to a maximum of $1,985,000 aggregate principal amount of Notes and Warrants to acquire up to 262,020 additional shares of Common Stock). See Item 5 below for a description of the Notes and related agreements.

Item 2. -- Management's Discussion and Analysis of Financial Condition And
           Results of Operations

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements, such as those pertaining to our capital resources, our ability to complete the research and development of our products, and our ability to obtain regulatory approval for our products. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Overview and Plan of Operations

World Waste Technologies, Inc. is a development stage company formed to convert Residual Municipal Solid Waste ("RMSW") into valuable, reusable commodities through the application of conventional and licensed patented and proprietary technology. At September 30, 2005, we were constructing a processing facility in Anaheim, California for this purpose and administered our operations from our office in San Diego, California. The first facility is expected to be completed during the first quarter of 2006 (subject to our ability raise additional capital in a timely manner) and we expect to begin earning revenue during the same period.

WDWT is a California corporation with its corporate headquarters in San Diego, California. Its telephone number is 858-391-3400. Our stock is quoted on the OTC Bulletin Board under the symbol of WDWT.OB.

On August 24, 2004, we acquired World Waste Technologies, Inc., a privately-held California corporation, and changed our name to World Waste Technologies, Inc. As a result of this merger, our company, which previously had no material operations, acquired the business of World Waste Technologies, Inc. and replaced our officers and directors and we are now engaged in the development of the process to convert RMSW into valuable, reusable commodities through the application of conventional and licensed patented and proprietary technology. Since the formation of World Waste Technologies, Inc. in 2002, our efforts have been principally devoted to research and development activities, raising capital, and recruiting additional personnel and advisors. To date, we have not marketed or sold any product and have not generated any revenues. We do not anticipate generating any revenue until completion of our first facility, which we anticipate in the first quarter of 2006, but is dependent on our ability to raise additional capital in a timely manner.

We currently are purchasing, and are planning to purchase, certain assets, including additional equipment needed to construct our first facility to process RMSW. We licensed a patented technology and other related intellectual property capable of converting RMSW into commodities from Bio-Products International, Inc. ("Bio-Products"). This process, known as "pressurized steam classification," uses a sealed, rotating autoclave loaded with MSW. The process converts MSW into separable components of "sterilized" organic and inorganic materials and allows minimal discharges to the air, water and soil. The product of the process is a sanitized cellulose material with significant papermaking fiber content that can be sold to containerboard plants after a screening and cleaning process. The inorganic materials captured are similar to the standard recycled materials of aluminum, tin, and steel. We anticipate that our first facility will be completed in the first quarter of 2006, but is dependent on our ability to raise additional capital in a timely matter. We intend to raise additional capital by means of equity and/or debt financing, although there can be no assurance that we will be able to raise such funds on terms acceptable to the Company, in the time required, or at all. As of September 30, 2005, we estimate that we require at least an additional $10 million to complete our first facility and become operational.

Our current plan of operation for the next 12 months primarily involves research and development activities, completing the construction of our first facility to process RMSW and operating the facility upon completion. After completion of the facility and a start up period of 3 to 6 months, based on our current business plan and assuming the facility is fully functional in the manner we anticipate, we anticipate generating revenue of an estimated $1 million per month, with approximately 45% of this revenue from receiving the RMSW, 15% from the sale of standard recyclables and 40% from the sale of unbleached pulp. As all three revenue streams are the result of the same process, there will not be a separate gross margin by revenue stream. Once the plant is operational we anticipate that research and development expenditures over the suceeding 12-month period will be approximately $20,000 per month and general and administrative expenditures will be approximately $250,000 per month. Over the next 12 months, we currently anticipate hiring an additional 40 to 50 employees to operate the facility once it is operational. The actual amounts we may expend on research and development and related activities and the other expenses we incur during the next 12 months may vary significantly depending on numerous factors, including pace and success of the construction of our first facility, the operating results of our first facility, and the possible acquisition of assets.

If the first facility is successful, our planned operations beyond the next 12 months include the building of several additional facilities. These facilities will require us to raise approximately $50 million. We intend to raise additional equity and/or debt financing in order to have the funds required to carry out these activities. There can be no assurance that we will be able to raise such funds on terms acceptable to the Company or at all.

You should read this discussion in conjunction with our form 10-KSB filed March 31, 2005 and selected historical financial information and the financial statements and related notes included elsewhere in this report.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. We are a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since we have derived no revenues from our activities to date. In addition, our financial statements have been presented on a going concern basis despite our independent accountants substantial doubts about our ability to continue as a going concern.

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation results are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, included in the Company's Form 10-K filed March 31, 2005.

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

Results of Operations

Comparison of Three and nine month periods ended September 30, 2005 and 2004

During the three and nine month periods ended September 30, 2005, we continued research on the licensed process and the intended use of the products from that process, development of our business plan, designed and continued construction of our first facility in Anaheim, CA and continued raising capital.

Revenues

We did not generate any revenues in the three and nine month periods ended September 30, 2005 or 2004.

Expenses

General and administrative expenses increased by $1,031,444 to $2,384,282 during the nine month period and $327,347 to $878,936 during the three month period ended September 30, 2005 compared to the respective periods ended September 30, 2004 due to an increase in staff and expenses related to the preparation of the Company to become operational. Interest income of approximately $48,747 and $23,528 during the nine and three month periods of 2005 resulted from the cash received from the sale of the Series A Preferred during the second quarter of 2005. Interest expense of approximately $64,149 and $14,576 for the nine and three month periods of 2004, respectively, related to the outstanding convertible notes, which converted to common stock during the third quarter of 2004. Other income of approximately $450,550 and $296,459 during the nine and three month periods ended September 30, 2005, respectively, relates to the fair value adjustment of the common stock warrants sold as part of the Series A Preferred stock offering sold during the second quarter of 2005.

Liquidity and Capital Resources

Cash increased $874,460 to $2,002,962 at September 30, 2005 compared to December 31, 2004 due primarily to the sale of common stock of approximately $3,000,000 and Series A Preferred of approximately $9,500,000, net of offering costs, less cash used for operations of approximately $2,900,000 and construction and equipment for the Anaheim facility of approximately $8,700,000.

As of September 30, 2005, we had cash on hand of $2,002,962 and estimated costs to complete our first facility of approximately $5.0 million. We have issued purchase orders for approximately $4.0 million of these estimated costs. We anticipate that we will need to raise at least $10 million to complete the facility and fund operating expenses until cash flow from operations is positive. We intend to meet these needs by raising additional equity and/or debt financing, although there can be no assurance that we will be able to raise such funds on terms acceptable to us, in the time required, or at all. Additionally, there can be no assurance that we will not need significantly greater capital in order to fund these expenses.

As of September 30, 2005, we had no long-term debt obligations, other than the Series A Preferred, no capital lease obligations, no operating lease obligations, no long term purchase obligations, or other similar long-term liabilities, except for the Taormina Lease Agreement described in the "Business" section above.

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, except for the Taormina Lease Agreement.

Other than additional significant increases in energy prices, we do not believe that inflation has had or will have a material impact on our business or operations.

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

      Our currently planned facility under construction in Anaheim, California may not be completed on a timely basis, within budget, or at all, in which case we will be unable to generate anticipated revenue. This facility is currently under construction and is expected to be completed in the first quarter of 2006 (assuming we are able to raise sufficient financing on a timely basis). Even if completed, the facility may not be adequate for our needs or work without difficulties or down times which will have a significant adverse impact our ability to generate revenue and our profitability. We currently anticipate that we will need to construct additional facilities to serve our needs and anticipated growth and that such future facilities will require additional capital. Unforeseen difficulties in the planning or completion of our initial facility or any future facility may lead to significant delays in production and the subsequent generation of revenue.

We may be unable to obtain the large amount of additional capital that we need to operate our business.

      From inception to date we have not sold any products. We raised approximately $5.4 million, net of offering costs, prior to the closing of the Merger in August 2004 which was used for equipment, leasehold improvements and working capital purposes. In addition, we raised approximately $15.3 million, net of offering costs, between August 2004 and September 2005 which has also been used for equipment, leasehold improvements and working capital purposes. We need to raise additional capital in order to complete our facility and begin operations, and the required additional financing may not be available on terms acceptable to us, or at all. To date, we have funded all of our activities through the sale of securities. You should not rely on the prospect of future financings in evaluating us.

Our success depends on our ability to protect our patented and proprietary technologies.

      Our success depends, to a significant degree, upon the protection of our, and that of our licensors', patented and proprietary technologies. While we currently have a license with Bio-Products International, Inc. in the U.S. within the scope of our anticipated business to exploit a number of U.S. patents that protect our processes, the need to pursue additional protections for our intellectual property is likely as new products and techniques are developed and as existing products are enhanced, and there is no guarantee that such protections will be attained in a timely manner, or at all. Legal fees and other expenses necessary to obtain and maintain appropriate patent protection in the U.S. could be material. Insufficient funding may inhibit our ability to obtain and maintain such protection. Additionally, if we must resort to legal proceedings to enforce our intellectual property rights, or those of our licensors', the proceedings could be burdensome and expensive and could involve a high degree of risk to our proprietary rights if we are unsuccessful in, or cannot afford to pursue, such proceedings.

      We also rely on trade secrets and contract law to protect certain of our proprietary technology. We cannot assure you that any such contract will not be breached, or that if breached, we will have adequate remedies. Furthermore, we cannot assure you that any of our trade secrets will not become known or independently discovered by third parties.

      We cannot assure you that others will not independently develop substantially equivalent proprietary information and patented or proprietary techniques or otherwise gain access to our trade secrets and know-how. In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties. We cannot assure you that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed because we are not able to obtain the licenses on acceptable terms, or at all. Additionally, we may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We cannot assure you that we will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations, or that disputes will not arise with respect to rights in derivative or related research programs conducted by us or our collaborators, which would lead to lower revenue than otherwise might be attainable.

      The occurrence of any of the foregoing could result in increased competition for our products and services which could reduce our anticipated revenue streams.

We may face delays in the development of our technology and our technology may not work as well as expected or be economically viable.

      The steam classification and processing technology that we intend to use has not yet been widely applied within the residual municipal solid waste industry and may not work as well as expected or be economically viable. The successful application of the technology at large scale and high volumes to create commercially usable cellulose fiber has yet to be proven. Any inability under our current plan to produce large volumes of commercially usable cellulose fiber may require additional investment in capital equipment and/or increased operating expenses beyond currently contemplated business and construction plans. Unforeseen difficulties in the development or market acceptance of this cellulose fiber may lead to significant delays in production and the subsequent generation of revenue.

Our limited operating history makes it difficult to predict future results and increases the risk of your investment.

      We are in the development stage and are subject to all the business risks associated with a new enterprise, including uncertainties regarding product development, constraints on our financial and personnel resources, and dependence on and need for third party relationships. We have had no revenues to date and there can be no assurance as to when or whether we will be able to develop sources of revenue or that our operations will become profitable, even if we are able to begin generating revenue. Since inception and through September 30, 2005, we have generated total net losses of approximately $5.7 million. We have not yet sold any products or services or otherwise generated revenue and there can be no assurance that we will be able to do so.

We may not be able to obtain or sustain market acceptance for our services and products.

      We do not intend to engage in advertising during our development phase. Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect our financial condition and operating results. Moreover, we cannot assure you that we will successfully complete the development and introduction of new products or product enhancements or that any new products developed will achieve acceptance in the marketplace, which could also adversely affect our financial condition and operating results. We may also fail to develop and deploy new products and product enhancements on a timely basis.

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

      To a certain extent demand for our services is created by environmental laws and regulations, including (a) requirements to safely dispose of RMSW by various methods including in properly constructed and operated landfills, (b) requirements to attempt to recycle a certain proportion of RMSW, and (c)
requirements that businesses operating in the solid waste industry comply with applicable land, water and air emission regulations. The lack of environmental laws and regulations, or the loosening or non-enforcement of existing regulations, would decrease demand for our services and may have a material adverse affect on our business.

We will depend on a significant supply of residual solid waste and timely payment for that residual solid waste.

      If we do not obtain a supply of residual solid waste at quantities and qualities that are sufficient to operate our proposed facilities at the expected operating levels, or if third parties do not promptly pay for the residual solid waste they deliver to us for processing, our financial condition and operating results could adversely be affected. One or more of the following factors could impact the price and supply of residual waste:

      o     defaults by residual waste suppliers under their contracts;

      o a decline in residual solid waste supply due to increased recovery by material recovery facilities;

      o     composting of residual municipal solid waste;

      o     incineration of residual municipal solid waste;

      o legal prohibitions against processing of certain types of residual solid waste in our facilities; or

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

      The resale price for our recycled products, including our wetlap product, aluminum, and steel, will be tied to commodity pricing. Our results of operations may be affected by changing resale prices or market requirements for these recyclable materials. The resale of, and market demand for, these materials can be volatile due to numerous factors beyond our control, which may cause significant variability in our period-to-period results of operations.

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

      We cannot predict with certainty the extent of future costs under environmental, health and safety laws, and cannot guarantee that they will not be material or have a material adverse impact on our financial condition.

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

      We have obtained all of our environmental permits for our initial facility in Anaheim, California. We cannot assure you that we will successfully retain these permits that are required to operate our initial facility in Anaheim, California or obtain or retain the permits we require to operate our business for our additional facilities. Permits to operate waste processing facilities have become increasingly difficult and expensive to obtain and retain as a result of many factors including numerous hearings and compliance with zoning, environmental and other regulatory measures. The granting of these permits is also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain or retain the required permits to operate our facilities could have a material negative effect on our future results of operations. Failure to do so could require us to expend significant amount in order to obtain or retain such permits and could result in a curtailment of our operations.

A substantial portion of our revenues will be generated from our agreement with Taormina Industries, which agreement may be terminated by Taormina under certain circumstances.

      In June 2003, we signed a 10-year contract, with options for three additional extensions of five years each, with Taormina Industries, a division of Republic Services, Inc. The agreement provides for Taormina to deliver up to 500 tons of RMSW per day to us for processing at our Anaheim facility currently under construction on the campus of Taormina in Anaheim, California. The second phase calls for us to build an additional plant in the Orange County area at which Taormina will deliver up to an additional 2,000 tons of RMSW per day. The agreement grants Taormina a right of first refusal to participate in potential additional projects in an additional 10 counties throughout California where Taormina has operations. Under the terms of the agreement, Taormina will pay a per ton tipping fee to the Company. We anticipate that a substantial portion of our revenues will be generated from this agreement for the foreseeable future. If this agreement is terminated for any reason or if we are unable to extend this agreement on terms favorable to us or at all prior to expiration, our business, financial condition and results of operations would be materially harmed.

      The agreement is terminable by Taormina in the event that, among other things, we do not complete all permitting, approvals and construction of our initial facility by February 8, 2006. We cannot assure you that we will meet this deadline in which case our agreement with Taormina could be terminated and we would thereby lose our only source of RMSW.

We may be exposed to litigation in the ordinary course of our business.

      Since our personnel are expected to routinely handle residual solid waste materials, we may be subject to liability claims by employees, customers and third parties. We currently have liability insurance in place, however, there can be no assurance that such insurance will be adequate to cover claims asserted against us or that we will be able to maintain or purchase such insurance in the future, either of which could have a material adverse affect on our financial condition.

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

      Future patents may be issued to third parties upon which our technology may infringe. We may incur substantial costs in defending against claims under any such patents. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which effectively could block our ability to further develop or commercialize some or all of our products or services, and could result in the award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. We cannot assure you that we will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on our business and results of operations.

Our license agreement with Bio-Products International, Inc. is not exclusive in all respects and imposes certain requirements on us to maintain exclusivity in specified applications.

      Our license agreement with Bio-Products International, Inc. ("BPI") grants us the exclusive rights to exploit the technology covered by the license in the United States with respect to most applications. Applications in which the cellulosic product of waste, including residual municipal solid waste, processed utilizing the licensed technology is either used directly as a fuel source or converted into an end product for energy production are not exclusive and accordingly BPI may grant third parties the right to use the technology for the production of marketable solid combustion fuel end products. In order to maintain exclusivity with respect to the other applications, we are required to continue to improve our initial facility under construction in Anaheim, California on a regular schedule or construct new facilities. Further, BPI is required to make certain payments to the University of Alabama at Huntsville, the assignee of the patent for the technology that it has exclusively licensed to BPI, in order for BPI to maintain its exclusive rights. Our failure to maintain exclusivity of the license could have a material adverse effect on our business, financial condition and results of operations.

If we fail to implement new technologies we may not be able to keep up with the industry which could have an adverse affect on our business.

      We expect to utilize patented and proprietary steam classification technology in our processing facilities and to adopt other technologies from time to time. Our future growth is partially tied to our ability to improve our knowledge and implementation of residual waste processing technologies. Inability to successfully implement commercially viable residual waste processing technologies in response to market conditions in a manner that is responsive to our customers' requirements could have a material adverse effect on our business and results of operation.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees.

      In December 2004, the Financial Accounting Standards Board published new rules that require companies to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In 2004, we adopted this accounting policy. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Although we are not currently able to quantify the effect of this rule on us going forward, the expenses we will have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incentivize our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace.

RISKS RELATED TO OUR COMMON STOCK

Substantial sales of common stock could cause stock price to fall.

      As of September 30, 2005, we had outstanding 24,667,447 shares of common stock and 4,075,600 shares of preferred stock, for a total of 28,743,047 outstanding shares. Only approximately 1,591,539 shares of our common stock are currently freely tradable shares. The remaining 27,151,708 shares are "restricted securities" (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). Although only approximately 1,591,539 shares are currently freely tradable shares, we filed a registration statement with the SEC on August 4, 2005 covering the resale of certain shares of our common stock. This registration statement has not yet been declared effective by the SEC. Upon the effectiveness of the registration statement, an additional 6,339,373 shares of our currently outstanding common stock will be able to be freely sold on the market. If the holders of warrants for 1,359,783 shares elect to exercise those warrants and the holders of the 4,075,600 shares of preferred stock elect to convert to common stock, a total of 11,774,756 shares will be able to be freely sold on the market. Because there currently are only approximately 1,591,539 shares freely tradable shares, the sudden release of 11,774,756 additional freely trading shares onto the market, or the perception that such shares will or could come onto the market, could have an adverse affect on the trading price of our stock. In addition to the foregoing, an additional 20,163,706 shares of restricted stock became eligible for public resale under Rule 144 in late August 2005. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares could legally be sold commencing in August 2005. No prediction can be made as to the effect, if any, that sales of the shares included in the registration statement filed with the SEC on August 4, 2005 or subject to Rule 144 commencing in August 2005, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

      Subject to certain exceptions, the holders of an aggregate of 12,283,500 shares of common stock have agreed not to sell or otherwise dispose of any of such shares until the earlier of (i) 90 days following the conversion of at least 50% of our preferred stock into common stock or (ii) 90 days following the closing of an underwritten public offering of our common stock with a per share price of at least $5.00 and a total gross offering amount of $10 million.

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

      Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will continue to be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

The holders of our shares of preferred stock have certain rights that could affect the value of our common stock.

      The holders of shares of our series A preferred stock have the right, under certain circumstances, to elect a majority of the members of our board of directors, and have certain preferences upon a liquidation or sale of our company. Please see Note 9 to our consolidated financial statements for a discussion of the terms of the Series A Preferred Stock.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

      As of September 30, 2005 our directors and executive officers and their affiliates beneficially owned over 48.7% of our outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

Item 3. -- Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchanges Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

      There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 5 -- Other Information

The Company recently commenced a private placement of up to $3.0 million aggregate principal amount of the Company's senior secured promissory notes (the "Notes"), together with warrants (the "Warrants," and, together with the Notes, the "Securities") to purchase up to a total of 396,000 shares of common stock of the Company (the "Common Stock"), plus up to an additional $3.0 million aggregate principal amount of Notes and Warrants to acquire up to an additional 396,000 shares of Common Stock to cover over-subscriptions. On November 1, 2005, the Company closed a portion of this offering by entering into subscription agreements with 24 individual and institutional investors (collectively, the "Investors"), pursuant to which the Company sold and issued to the Investors $4,015,000 aggregate principal amount of Notes and Warrants to purchase up to a total of 529,980 shares of Common Stock. The gross aggregate proceeds to the Company from the sale of the Securities was $4,015,000. The Company may sell additional Securities pursuant to this offering to cover any remaining over-subscriptions (up to a maximum of $1,985,000 aggregate principal amount of Notes and Warrants to acquire up to 262,020 additional shares of Common Stock). See below for a description of the Notes.

Terms of the Notes.

Maturity Date of the Notes. The Notes are due and payable in full on the earlier to occur of (i) the closing of one or more equity financings generating gross proceeds in an aggregate amount of at least $9.0 million, or (ii) May 1, 2007.

Interest. The Notes bear interest at an annual rate of 10.00% payable quarterly in arrears, on December 31, March 31, June 30 and September 30 of each year, beginning on December 31, 2005.

Ranking and Security. The Notes are secured by a first-priority lien on substantially all of the Company's assets, and rank pari passu in right of payment with all existing and future senior indebtedness of the Company, and senior in right of payment to any subordinated indebtedness.

Events of Default. If an event of default on the Notes occurs, the principal amount of the Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable, subject to certain conditions set forth in the Notes. These amounts automatically become due and payable in the case of certain types of bankruptcy or insolvency events of default involving the Company.

Covenants. The Notes prohibit the Company from taking certain actions without the approval of the holders of at least 75% in interest of the principal amount outstanding on all Notes issued in the offering. These actions include, among other things, a sale of all or substantially all of the Company's assets, the making of certain restricted payments, or the incurrence of any indebtedness or liens (in each case subject to certain exceptions).

Terms of the Warrants.

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $0.01 per share.

Registration Rights Agreement.

In connection with the sale and issuance of the Securities, the Company and the Investors entered into a Registration Rights Agreement, dated November 1, 2005, pursuant to which the Company agreed to include the shares of Common Stock issuable upon exercise of the Warrants on a registration statement filed by the Company with the Securities and Exchange Commission.

Security Agreement.

In connection with the sale and issuance of the Securities, the Company and the Investors entered into a Security Agreement, dated November 1, 2005, pursuant to which the Company granted the Investors a security interest in substantially all of the Company's assets.

Placement Agents' Fees.

Chadbourn Securities, Inc. served as the Company's placement agent in connection with the offering in certain states in which Chadbourn is registered with the NASD as a broker/dealer (the "Chadbourn States"), and, for serving as such, received a cash fee from the Company equal to $307,200) and was issued warrants to acquire up to 134,600 shares of Common Stock at an exercise price of $2.50 per share and otherwise on the same terms as the Warrants sold to the Investors. The Company also agreed to reimburse Chadbourn for its reasonable expenses incurred in connection with the offering. Chadbourn in turn has re-allowed a portion of these fees ($267,550 in cash and warrants to acquire up to 79,300 shares of Common Stock) to Northeast Securities, Inc., an NASD registered broker/dealer ("NES"), in connection with NES acting as a selling agent for the offering.

NES also received a cash fee from the Company equal to 8.0% of the principal amount of Notes sold in all non-Chadbourn States (for a total cash fee of $4,000) and warrants to acquire up to 2,000 shares of Common Stock. The Company also agreed to reimburse NES for its reasonable expenses incurred in connection with the offering.

In addition to the fees referred to above, the Company paid $10,000 in cash and issued warrants to acquire up to 24,000 shares of Common Stock to third party finders.

John Pimentel, our chief executive officer, works with Cagan McAfee Capital Partners, LLC; Laird Cagan, a Managing Director of CMCP, acted as a registered representative of Chadbourn in connection with this offering.

Item 6. --  Exhibits and Reports on Form 8-K

(a)         Exhibits

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

            32.1  Certification  Pursuant to Section  906 of the  Sarbanes-Oxley
                  Act

            32.2  Certification  Pursuant to Section  906 of the  Sarbanes-Oxley
                  Act


(b) On August 2, 2005, the Company filed a Current Report on Form 8-K disclosing the amendment of a material definitive agreement.

      On August 23, 2005, the Company filed a Current Report on Form 8-K disclosing the amendment of a material definitive agreement.

      On September 2, 2005, the Company filed a Current Report on Form 8-K disclosing the appointment of officers, the election of directors and the departure of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WORLD WASTE TECHNOLOGIES, INC.
                                     (Registrant)


Date: November 14, 2005              By: /s/ David Rane
                                         -----------------------------------
                                         David Rane
                                         Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit Number   Description
--------------------------------------------------------------------------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1             Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2             Certification Pursuant to Section 906 of the Sarbanes-Oxley Act