Form 10KSB
period 2005-12-31
WORLD WASTE TECHNOLOGIES INC
filed 2006-03-30
CIK 890447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-KSB
                              --------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Issuer's revenues for its most recent fiscal year: $0

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Issuer computed by reference to the price at which the common equity was sold as of March 15, 2006 was approximately $67,079,000, assuming solely for purposes of this calculation that all directors and executive officers of the Issuer and all stockholders beneficially owning more than 10% of the Issuer's common stock are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 24,686,236 shares of the Company's common stock outstanding on March 15, 2006.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

Documents Incorporated by Reference: Portions of the issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2006 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Parts II and III of this Annual Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the issuer's fiscal year ended December 31, 2005.

                                TABLE OF CONTENTS


PART I.......................................................................  1

   ITEM 1.   DESCRIPTION OF BUSINESS.........................................  1

   ITEM 2.   DESCRIPTION OF PROPERTY.........................................  7

   ITEM 3.   LEGAL PROCEEDINGS...............................................  7

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  7

PART II......................................................................  7

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........  7

   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS......  9

   ITEM 7.   FINANCIAL STATEMENTS............................................ 26

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................... 26

   ITEM 8A.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................... 26

   ITEM 8B.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................... 26

PART III..................................................................... 26

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............. 27

   ITEM 10.  EXECUTIVE COMPENSATION.......................................... 27

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................... 27

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 27

   ITEM 13.  EXHIBITS........................................................ 27

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                Company Overview

         World Waste Technologies, Inc. ("WWT") is a development stage company formed to convert Residual Municipal Solid Waste ("RMSW") into valuable, reusable commodities through the application of conventional and licensed patented and proprietary technology.

         WWT is a California corporation with its corporate headquarters in San Diego, California. Its telephone number is 858-391-3400.

         We are constructing a processing facility in Anaheim, California to convert RMSW into valuable, reusable commodities through the application of conventional and licensed patented and proprietary technology. RMSW is garbage that has been initially sorted and processed at a Material Recovery Facility ("MRF"). Our first operating facility is under construction in a leased facility on the campus of the regional transfer facility in Anaheim, California of Taormina Industries, a wholly owned subsidiary of Republic Services, Inc. We have entered into a contract with Taormina to supply us with RMSW.

         Taormina is expected to deliver RMSW to us after sorting the garbage (referred to as Municipal Solid Waste ("MSW")) in its MRF. Currently, the sorting process typically consists of the following steps: (1) MSW enters Taormina's MRF from curbside and commercial collection vehicles where it is sorted to remove non-recyclable items such as bulky items; (2) the remaining waste is then transported via conveyor lines where machines and laborers remove salable commodities such as aluminum, steel, and cardboard; (3) the residual waste, or RMSW, is then typically removed and deposited in a landfill.

         Our solution provides for the RMSW to be delivered to our facility for further processing via a patented and proprietary technology licensed by us. This technology employs a process generally known as "Pressurized Steam Classification". The type of pressurized steam classification that we plan to use utilizes a sealed rotating vessel to combine steam, heat, pressure and agitation to change the waste's physical composition.

         This Pressurized Steam Classification process converts paper, cardboard, and paper packaging found in MSW into a cellulose biomass fiber-containing material that can be screened and cleaned using conventional pulp recycling equipment. We anticipate selling the resulting material, known as "wetlap pulp," as a raw material for making new lower grade paper stocks such as linerboard, corrugating medium, and packaging. We also anticipate selling other inorganic, recyclable materials such as aluminum, steel, and tin captured in the process, into commodities markets. We may also pursue other value-added products and commodity products with the cellulose biomass from our process. Such products could include, but not be limited to, the following: fuel grade ethanol, building products and building product additives, higher value paper products, cellulose insulation and refuse derived fuels for energy production.

         We have signed letters of intent with each of Smurfit-Stone and Newark Pacific Paperboard, large box makers, for the sale, at a discount to published commodity market prices, of up to 40-60 tons per day of the wetlap pulp that we expect to produce once our process is operational. Both letters require us to provide a specified amount of fiber to the box makers for testing, at no cost. Any proposed contractual relationship is conditioned upon the box maker's successful testing of this fiber. We have also entered into a letter of intent with Weyerhaeuser Company which documents discussions pursuant to which Weyerhaeuser has expressed an interest in entering into a three year agreement with us for the purchase of 60-90 tons per day of recycled fiber at a price based on a discount to published commodity market prices. The obligation of Weyerhaeuser to enter into a definitive agreement is conditioned upon its determination that the fiber provided to it is suitable for use in specified applications. The letters do not require the potential customers to purchase any minimum amount of pulp and are non-exclusive. We have not yet provided the large quantities of pulp for testing to any of these potential customers and therefore cannot yet ascertain whether any of the large volume tests will be successful or when, if ever, we will enter into definitive agreements.

         It is expected that after we process the RMSW, we will have some residual solid waste by-product that is not saleable. Our contract with Taormina requires that they haul away such non-saleable material and that we pay to Taormina an amount equal to the tipping fee that they paid us in connection with the initial delivery to us of such waste.

         Our initial facility, currently under construction at Taormina's regional transfer facility in Anaheim, California is expected to be capable of processing an estimated 500 tons per day of RMSW. We plan to build a second plant in the Anaheim area that will be capable of processing an estimated 2,000 tons per day of RMSW, at which point we would have the capacity to process an estimated 2,500 tons per day, the total amount of RMSW deliverable by Taormina under our first agreement. Our business strategy includes the construction of such larger plants at other sites, which is expected to enable us to spread our overhead costs across a larger revenue base. Our ability to successfully complete construction of our initial facility and any additional facilities is subject to a number of contingencies, including our ability to raise sufficient capital to fund these activities. Accordingly, we cannot assure you that we will complete the construction of our initial facility, or any additional facilities, or that if constructed these facilities will result in profitable operations. We also may seek to acquire additional intellectual property useful in the field through mergers, acquisitions, joint ventures and licensing arrangements.

                       Corporate History of Reverse Merger

         We were formed as a result of two mergers that ocurred in 2004. First, in March 2004, World Waste of America, Inc. ("WWA") merged with and into a wholly owned subsidiary of Waste Solutions, Inc. ("WSI"), a California corporation. Cagan McAfee Capital Partners and its affiliates were the controlling shareholders of WSI. As a result of this merger, WSI continued as the surviving corporation, assumed the operations and business plan of WWA, the stockholders of WWA became stockholders of WSI, and WSI changed its name to World Waste Technologies, Inc. ("Old WWT").

         In March 2004, Old WWT entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into a wholly owned subsidiary of VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger of Old WWT with VPTI's wholly owned subsidiary was completed on August 24, 2004. Pursuant to the merger, Old WWT's shareholders become the holders of approximately 95% of the outstanding shares of VPTI. Upon completion of this merger, VPTI changed its name to World Waste Technologies, Inc. VPTI was incorporated on June 21, 1985 and provided voice recognition and voice activated products. We currently do not plan to conduct any business other than operations heretofore conducted or contemplated to be conducted by WWT. Because the shareholders of Old WWT became the controlling shareholders of VPTI after the merger, Old WWT was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Additionally, the prior operating results of VPTI are not indicative of our future operations, and none of the assets or liabilities on our balance sheet as of December 31, 2004 relate to VPTI prior to the merger.

         Since the formation of WWA in 2002, our efforts have been principally devoted to research and development activities, construction of our initial facility, raising capital, and recruiting additional personnel and advisors. To date, we have not marketed or sold any product and have not generated any revenues. We do not anticipate generating any revenue until completion of our first facility, which we currently anticipate will occur in the second quarter of 2006, subject to our ability to raise sufficient additional working capital in a timely manner.

         Our stock is quoted on the OTC Bulletin Board under the new symbol of WDWT.

Our Planned Revenue

         Pursuant to our current business model, we anticipate our product and services will result in three distinct revenue streams. First, under the terms of our agreement with Taormina, Taormina has agreed to pay a "tipping fee" to us for each ton of RMSW delivered to and processed by us. The initial tipping fee is $30 per ton (payable monthly) of "Net Processed Waste" (defined as the total RMSW delivered to us less the total residual/non-processable waste removed by Taormina for handling and disposal by Taormina). The tipping fee is subject to increase or decrease based upon changes in certain county landfill disposal fees Taormina is required to pay. Second, our process is expected to mechanically sort and collect standard recyclable materials such as scrap steel, cans, and aluminum. We expect to collect and sell these materials to Taormina for resale to commodities buyers. Third, our process is expected to recover a cellulose biomass which we plan to refine into unbleached fiber in the form of wet-lap pulp suitable for sale to paper and board manufacturing facilities for incorporation into their products. The cellulose fiber is currently anticipated to be suitable for unbleached grades of paper which would include corrugating medium. We will also pursue additional markets and products for our cellulose biomass and other residual materials.

Our Anticipated Markets

         Once our Anaheim Facility is operating appropriately, we expect to provide processing services to other companies and municipalities in the Municipal Solid Waste ("MSW") industry throughout the country. According to industry sources, the MSW industry in the United States accounts for approximately $36 billion in spending and is dominated by large MSW processors such as Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc. Many other smaller regional companies and municipalities are also in the waste handling business. many state governments in the United States mandate that certain percentages of all MSW be recycled. The State of California, where our headquarters are located and our Anaheim Facility is under construction, currently mandates the highest standard in the United States by requiring that 50% of all incoming MSW be diverted from landfills. We believe that the trend in state law throughout the country is to migrate toward the California standard of requiring 50% of all MSW to be diverted from landfills. Accordingly, we anticipate providing our processing services to MSW handlers looking for efficient ways to increase the percentage of their recycled MSW.

         Our Anaheim Facility is also expected to allow us to operate our Pressurized Steam Classification process to produce a cellulose biomass fiber containing material, which once screened and cleaned using conventional paper recycling equipment, is known as "unbleached fiber" or "wetlap pulp." This wetlap pulp can be sold as a raw material for making new lower-grade paper stocks such as linerboard, corrugating medium, and packaging. Industry sources estimate the market for corrugating medium in the United States to be $22 billion annually. Moreover, due to the increased demand for packaging in China and India, industry sources expect export demand to grow from over 5 million tons today to over 7 million tons by 2010 and domestic demand is expected to grow from 19 million tons in 2004 to over 20 million tons by 2010.

         Our process is expected to mechanically sort and collect other inorganic standard recyclable materials such as scrap steel, tin cans, and aluminum cans and scrap. These materials are expected to be collected and sold to Taormina.

Sales and Marketing

         We currently plan to market our services to waste handlers, waste collectors and municipalities, focusing on higher recycling rates, with the goal of lowering use of the landfills and creating a cost savings for these customers. We also plan to market our wetlap pulp to paperboard and packaging mills as a raw material for making new lower-grade paper stocks such as linerboard, corrugating medium, and packaging, among other things. In addition, we plan to sell the other inorganic standard recyclable materials such as scrap steel, cans, and aluminum to Taormina for bailing and selling in the marketplace.

         Other than the Taormina agreement which requires Taormina to provide us with up to 2,500 tons of waste per day, 500 tons for the initial facility and 2,000 tons for an anticipated second facility, and to pay us for every ton of RMSW that we process, as well as pay us 90% of the price Taormina receives for standard recyclable materials we collect in our process, we currently do not have any agreements in place to market any of our products or services. We currently expect to establish an in-house marketing and sales program to promote our services. Alternatively, we may enter into strategic alliances with larger companies. We currently expect that our services and products will be marketed in the U.S. Although they are not definitive, binding contracts, we have signed three non-binding letters of intent with companies that are interested in purchasing our wetlap pulp.

The Taormina Agreement

         In June 2003, we entered into a 10-year contract, with Taormina Industries, a wholly owned division of Republic Services, Inc. The contract provides for three five year extentions. The Taormina Recycle Agreement requires Taormina to deliver up to 500 tons of RMSW per day to us for processing at our Anaheim Facility currently under construction on the campus of Taormina in Anaheim, CA. Under the terms of the Taormina agreement, Taormina is required to pay us a tipping fee per ton of RMSW delivered to us. The second phase of the Taormina agreement calls for us to build a 2,000-tons per day plant in the Orange County, California-area. The Taormina agreement also grants Taormina a right of first refusal to participate in potential future projects in an additional 10 counties throughout California where Taormina has operations. Our success is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance.

         The Taormina agreement was amended twice to allow us additional time to complete all permitting, approvals and construction and to occupy the facility. Currently, Taormina may terminate the agreement, as amended, in the event that, among other things, we do not complete all permitting, approvals and construction of the leased facility by April 8, 2006, or if we fail to occupy and use the leased facility by April 8, 2006. The Company is currently in discussions with Taormina regarding an extension of this deadline. While management believes that the deadline will be extended, there can be no assurance that we will meet this deadline and if not met, that Taormina will agree to a further extension.

Competition

         We expect to compete with numerous other products, technologies and services that are in use currently or are subsequently developed by companies, academic institutions and research institutions. These competitors consist of both large established companies as well as small, single product or service development stage companies. We expect competition from these companies as they develop different and/or novel approaches to the processing of MSW. Some of these approaches may directly compete with the products or services that we are currently developing.

         Three companies dominate the MSW industry in the United States: Waste Management, Inc. (32% market share, with $11.5 billion in revenues); Allied Waste Industries, Inc. (15% market share, with $5.25 billion in revenues); and Republic Services, Inc. (7% share, with $2.52 billion in revenues). There are also many smaller regional companies and municipalities in the waste handling business. Although we do not view MSW haulers as competitors, but rather as consumers for the services we plan to provide, such haulers would be competitors to the extent they make capital investments in material recovery facilities, incineration, composting, or landfills rather than outsourcing through us. We believe that the primary competitive factors in our industry are price, reliability of service, and quality of recycling programs.

         Corrugating packaging and mixed waste paper companies may also be a source of competition for us. Our process converts MSW into a sanitized cellulose fiber containing material, which once screened and cleaned using conventional paper recycling equipment, is known as "wetlap pulp." Wetlap pulp can be used by many paper mills in the manufacture of corrugating cardboard and associated packaging materials and other products. These paper mills also use other feedstocks such as used cardboard, mixed waste paper and virgin pulp in their mill processes. To the extent that companies which provide other feedstocks which may include MRFs, meet or exceed the demand of the mills for feedstock, they could have a negative impact on the demand for our wetlap.

Regulation

         Our business is subject to extensive federal, state and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the Environmental Protection Agency ("EPA") and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.

         Because a major component of our business will be the processing of solid waste in an environmentally sound manner, a portion of our capital expenditures is related, either directly or indirectly, to environmental protection measures, including compliance with federal, state or local provisions that regulate the discharge of materials into the environment. There will be costs associated with sighting, design, operations, monitoring, site maintenance, corrective actions, and financial assurance of each facility that we plan to operate. In connection with our development or expansion of a facility, we must often spend considerable time, effort and money to obtain or maintain necessary required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. Although we have obtained all of our environmental permits necessary to construct our initial facility in Anaheim, California, we cannot assure you that we will successfully retain these permits, or that we will obtain or retain the permits required to operate this or any additional facilities we may seek to construct.

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

         There are also various state and local regulations that affect our operations. Sometimes states' regulations are more strict than comparable federal laws and regulations.

         Many states, provinces and local jurisdictions have enacted "fitness" laws that allow the agencies that have jurisdiction over waste services contracts or permits to deny or revoke these contracts or permits based on the applicant's or permit holder's compliance history. Some states, provinces and local jurisdictions go further and consider the compliance history of the parent, subsidiaries or affiliated companies, in addition to the applicant or permit holder. These laws authorize the agencies to make determinations of an applicant or permit holder's fitness to be awarded a contract to operate, and to deny or revoke a contract or permit because of unfitness, unless there is a showing that the applicant or permit holder has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations.

Research and Development

         During 2004 and 2005, we spent an aggregate of $534,647 on research and development activities.

Intellectual Property

         On June 21, 2002, we entered into a U.S. technology license agreement with Bio-Products International, Inc., an Alabama corporation, with respect to several patent claims and other related intellectual property relating to the methods and processes developed by the University of Alabama in Huntsville ("UAH"). The technology was designed to provide for the processing and separation of material contained in MSW. This unique process treats MSW with a combination of time, temperature and pressure. Temperatures of several hundred degrees sterilize the material and the pressure, and agitation causes a pulping action. This combination is designed to result in a large volume reduction, yielding a high-density cellulose biomass product. The significant portion of the material is a biomass cellulose with significant papermaking fiber content that may be sold to container board plants after a screening and cleaning process. The most recent patent includes the capturing of all Volatile Organic Compounds and was granted by the United States Patent and Trademark Office in October 2001.

         The UAH currently holds the patent for this technology. This patent was licensed to Bio-Products International, Inc. ("BPI") and this license was sub-licensed to us for commercialization in the United States. Under the license agreement, we paid an upfront license fee and currently pay a monthly fee for technical services. We are also required to pay royalties based on the tons of waste processed utilizing the technology as well as royalties based on the sales price of fiber products recovered from the process.

         The license extends until the expiration date of the last patent issued to Bio-Products and/or the UAH covering the technology, which is expected to occur on October 23, 2021. In its license with the UAH, BPI is required to continue to make certain payments to the UAH to maintain exclusivity.

Employees

         As of March 15, 2006, we had nine full-time employees. There are four members in our executive management team and five persons employed in operations and administration. We are not a party to any collective bargaining agreements. We have not experienced work stoppages and we believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices are in San Diego, California, where we lease approximately 1,700 square feet under a lease expiring in September 30, 2006, with monthly rental payments of $4,720.

         We are currently constructing a plant on leased real property in Anaheim, California, which covers an approximately 30,000 square foot building and expires in July 2014. The lease provides for three five year extentions. Base rent under this lease is $15,900 per month, subject to annual cost-of-living adjustments. This lease is subject to termination by the lessor if we do not complete construction of our facility by April 8, 2006.

ITEM 3.  LEGAL PROCEEDINGS

         In December 2003, Reid and Simi Jilek (the "Jileks") filed a complaint against Steve Racoosin (our former President), World Waste of California, Inc., World Waste International, Inc., and Environmental Technologies Corporation ("ETC") in the Superior Court of California, County of San Diego, Central Judicial District, alleging breach of contract, securities violations, and fraud and seeking monetary damages and injunctive relief (the "Litigation"). The Jileks amended their complaint to eliminate the securities violations cause of action and in March 2004 filed a second amended complaint to name additional parties, Thomas L. Collins (our former CEO) and Darren Pederson, and to add additional causes of action of breach of the covenant of fair dealing, conspiracy, and specific performance for delivery of a warrant. The suit stems from an alleged oral and written arrangement providing for the rent of the Jileks' house to Mr. Racoosin with an option to buy the house, which option was to be exercised with warrants to purchase five percent (5%) of the shares of ETC. Mr. Racoosin vacated the premises in early January 2004 and the Jileks sold the house in 2004. Defendants World Waste of California, Inc., World Waste International, Inc., and ETC demurred to the second amended complaint. The court granted the demurrer in whole, with leave to amend and the Jileks filed a third amended complaint in August 2004.

         In October 2004, we entered into an agreement with the Jileks settling the Litigation. Pursuant to this settlement, we agreed to pay the Jileks a total of $150,000 over the next 12 months. The Jileks also dismissed their claims against all defendants with prejudice. As of December 31, 2005, the settlement was paid in full.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of our shareholders during the fourth quarter of 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been traded on the OTC Bulletin Board over-the-counter market since August 24, 2004 under the symbol "WDWT." Prior to the merger in which World Waste Technologies, Inc. became our wholly owned subsidiary on August 24, 2004, our common stock was listed on the OTC Bulletin Board over-the-counter market under the symbol "VPTI." There is no trading market for our outstanding preferred stock.

         There was little trading in our common stock prior to the merger on August 24, 2004 and there has only been limited trading since then. Prior to the merger, trading in our common stock was not necessarily based on our company's operations or prospects, and trading since the merger also may not be fully reflective of those factors. On March 25, 2004, the controlling stockholder of VPTI approved a one-for-60 reverse split of our common stock to be effectuated upon the closing of the merger between VPTI and Old WWT. The reverse stock split became effective at the close of business on August 24, 2004. The following table sets forth, for the periods indicated, the high and low closing bid prices for our Common Stock on the OTC Bulletin Board, for the quarters presented. The bid prices have been adjusted to reflect the reverse stock split. Bid prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.

         Quarter Ending                       High             Low
         ----------------------------    --------------   --------------

         Fiscal 2003
         -----------

         March 31, 2003                      $0.60            $0.60

         June 30, 2003                       $0.60            $0.60

         September 30, 2003                  $0.60            $0.60

         December 31, 2003                   $3.60            $0.60

         Fiscal 2004
         -----------

         March 31, 2004                      $9.00            $0.60

         June 30, 2004                      $11.40            $4.20

         September 30, 2004                  $7.00            $2.50

         December 31, 2004                   $4.85            $3.20

         Fiscal 2005
         -----------

         March 31, 2005                      $4.90            $2.80

         June 30, 2005                       $5.50            $2.80

         September 30, 2005                  $4.55            $2.10

         December 31, 2005                   $3.50            $2.15


         As of March 15, 2006, there were 24,686,236 common shares outstanding and approximately 866 shareholders of record, not including holders who hold their stock in "street name".

Dividends

         To date, we have not paid any dividends on our common stock. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that our Board of Directors deem relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future. Additionally, the terms of our preferred stock and senior secured debt restrict our ability to pay dividends.

Repurchase of Securities

         We did not repurchase any shares of our common stock during the fourth quarter of the year ended December 31, 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

         The following Plan of Operations, as well as information contained elsewhere in this report, contain "forward-looking statements." These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, and general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under "Factors That May Affect Future Results and Market Price of Our Stock" below.

Overview

         We were formed as a result of two mergers that ocurred in 2004. First, in March 2004, World Waste of America, Inc. ("WWA") merged with and into a wholly owned subsidiary of Waste Solutions, Inc. ("WSI"), a California corporation. Cagan McAfee Capital Partners and its affiliates were the controlling shareholders of WSI. As a result of this merger, WSI continued as the surviving corporation, assumed the operations and business plan of WWA, the stockholders of WWA became stockholders of WSI, and WSI changed its name to World Waste Technologies, Inc. ("Old WWT").

         In March 2004, Old WWT entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into a wholly owned subsidiary of VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger of Old WWT with VPTI's wholly owned subsidiary was completed on August 24, 2004. Pursuant to the merger, Old WWT's shareholders become the holders of approximately 95% of the outstanding shares of VPTI. Upon completion of this merger, VPTI changed its name to World Waste Technologies, Inc. VPTI was incorporated on June 21, 1985 and provided voice recognition and voice activated products. We currently do not plan to conduct any business other than operations heretofore conducted or contemplated to be conducted by WWT. Because the shareholders of Old WWT became the controlling shareholders of VPTI after the merger, Old WWT was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Additionally, the prior operating results of VPTI are not indicative of our future operations, and none of the assets or liabilities on our balance sheet as of December 31, 2004 relate to VPTI prior to the merger.

         Since the formation of WWA in 2002, our efforts have been principally devoted to research and development activities, construction of our initial facility, raising capital, and recruiting additional personnel and advisors. To date, we have not marketed or sold any product and have not generated any revenues. We do not anticipate generating any revenue until completion of our first facility, which we currently anticipate will occur in the second quarter of 2006, subject to our ability to raise sufficient additional working capital in a timely manner.

Plan of Operations

         We currently are purchasing, and are planning to purchase, certain assets, including additional equipment needed to construct our first facility to process municipal solid waste ("MSW"). WWT has a license for a patented technology and other related intellectual property capable of converting MSW into cellulose biomass and other commodities. This process, known as "pressurized steam classification," uses a pressurized, rotating autoclave that has been filled with MSW. The process converts MSW into separable components of organic and inorganic materials and allows minimal discharges to the air, water and soil. The product of the process is a cellulose biomass material with significant papermaking fiber content that can be sold to containerboard plants after a screening and cleaning process. The inorganic materials captured are similar to the standard recycled materials of aluminum, tin, and steel. We may be able to produce additional products such as ethanol and refuse derived fuel, cellulose insulation or sell additional residual materials into other markets. In December 2005, we began testing the "pressurized steam classification" process of this first facility. Through March 15, 2006, we had completed 10 trials on the front-end material handling equipment and steam classification vessels in which we have processed over 200 tons of RMSW and produced approximately 150 tons of cellulose biomass material. The University of Washington is currently performing tests for us on samples of this cellulose biomass material that preliminarily indicate that the fiber produced was comparable to fiber produced during our prototype trials. We anticipate that the construction of this facility will be completed on or around the end of March 2006, at which time we plan to begin testing and commissioning the facility's unbleached fiber cleaning and screening process. Laboratory testing of the cellulose biomass created during the trials since December 2005 has indicated that higher than anticipated levels of biological oxygen demand (BOD) will result from our fiber cleaning and screening process. We believe technology to address and remove these BOD levels is readily available to us and that equipment incorporating such technology can be installed at this first facility. We also believe it may be economically advantageous to us to purchase and install this additional equipment which may increase our capital requirements. Although we anticipate that this first facility will be operational in the second quarter of 2006, operations are dependent on our ability to raise additional working capital in a timely matter. We intend to raise additional capital by means of equity and/or debt financing, although we cannot assure you that we will be able to raise such funds on terms acceptable to us, in the time required, or at all.

         Our current plan of operation for the year ending December 31, 2006 primarily involves completing the construction of our first facility to process RMSW and operating the facility upon completion. We currently anticipate hiring an additional 50 to 60 employees in 2006. The amounts we expend on research and development and related activities during 2006 may vary significantly depending on numerous factors, including pace and success of the construction of our first facility, the results of our first facility, and the possible acquisition of assets. Based on our current estimates, we believe that as of March 15, 2006, we estimate that we will need approximately $7.0 to $9.0 million to sustain our operations for the next 12 months. We intend to meet these needs by raising additional equity and/or debt financing, although we cannot assure you that we will be able to raise such funds on terms acceptable to us, in the time required, or at all. Upon the successful completion of our first facility, subject to us raising sufficient additional capital, we anticipate that we will begin the construction process of our second facility, site location, permitting, design, engineering and the ordering of equipment.

         You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this report.

         Financial information for the period from June 18, 2002 (date of inception) to December 31, 2003 is the historical financial information of Old WWT. Financial information for the year ended December 31, 2004 and 2005 is the historical financial information of Old WWT and VPTI combined.

Reverse Stock Split

         On March 25, 2004, VPTI's controlling stockholder approved a one-for-60 reverse stock split of our common stock to be effectuated upon the closing of the merger between VPTI and Old WWT, which became effective at the close of business on August 24, 2004.

Trends in Our Business

         The Resource Conservation and Recovery Act of 1991 requires landfills to install expensive liners and other equipment to control leaching toxics. Due to the increased costs and expertise required to run landfills under this Act, many small, local landfills closed during the 1990's. Industry sources estimate that from 1991 to 2001 over one-half of the landfills in the United States were closed. Larger regional landfills were built requiring increased logistics costs for the waste haulers.

         In addition, state and federal governments have continued to increase the pressure on the industry to improve its recycling percentages. California currently mandates one of the highest standards in the United States by requiring 50% of all incoming MSW to be diverted from landfills. We believe that the trend in state law throughout the U.S. is to migrate toward the California standard of requiring 50% of all MSW to be diverted from landfills.

         Industry sources estimate that over the ten year period from 1994 to 2004, the demand for corrugating container medium has increased 35%. Due in part to increasing demands for packaging material from China and India, the increasing demand is expected to continue into the future.

         The resale price our products, including wetlap pulp, aluminum, steel and tin will be tied to commodity markets. The resale and market demand for these materials can be volatile, significantly impacting our results of operations.

Critical Accounting Policies and Estimates

         Management's discussion and analysis of our financial condition and plan of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

         Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2005. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Basis of Presentation

         Our consolidated financial statements included in this report are prepared in accordance with accounting principles generally accepted in the United States of America. We are a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since we have derived no revenues from our activities to date.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the year ended December 31, 2005 of $3,151,860 compared to a net loss of $2,474,218 for the year ended December 31, 2004, and the Company had an accumulated deficit of $7,600,105 at December 31, 2005. The Company expects to incur substantial additional costs and capital expenditures to complete its initial facility and through the initial year of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

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

Fixed Assets

         Machinery and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, to commence when the asset is put in use. At December 31, 2005 we had capitalized fixed assets of approximately $17 million related to our initial plant in Anaheim, California. Construction is expected to be completed and operations started in the second quarter of 2006, assuming additional funds are available.

Intangibles

         Intangible assets are recorded at cost. At December 31, 2005 and December 31, 2004, our only intangible asset was our license to the technology. We will begin amortizing this intangible asset upon completion of our first facility, on a straight-line basis over the remaining life of the license. Our policy regarding intangible assets is to review such intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the review indicates that intangible assets are not recoverable (i.e. the carrying amount is more than the future projected undiscounted cash flows), their carrying amount would be reduced to fair value. We carried no goodwill on our books at either December 31, 2005 or December 31, 2004. Further, during the years ended December 31, 2004 and 2005 we had no material impairment to our intangible asset.

Research and Development

         Research and development costs are charged to operations when incurred.

Stock-Based Compensation

         During the fourth quarter of 2004, we adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation" retroactively to our inception. Accordingly, we have expensed the compensation cost for the options and warrants issued based on their fair value at their grant dates.

Redeemable Preferred Stock

         Preferred Stock which may redeemable for cash at the determination of the holder is classified as a long term liability.

Results of Operations

Comparison of Fiscal Year ended December 31, 2005 and 2004

         During 2005, we continued research on the licensed process and the intended use of the products from that process, development of our business plan, construction of our first facility in Anaheim, CA and capital raising activities.

Revenues

         We did not generate any operating revenues in fiscal 2005 or 2004.

Expenses

         General and administrative expenses increased by approximately $1.2 million in 2005 primarily due to increases in employee-related expenses, rent and consulting fees. Employee-related expenses increased by approximately $800,000 in 2005 due to salaries of approximately $450,000 related to the hiring of additional staff as we prepared for the opening of our first facility, amortization of employee stock option expense of approximately $175,000, travel due to increased business activities of $90,000 and relocation expense related to the hiring of additional staff of approximately $75,000. Rent increased by approximately $122,000 due to the payment of 12 months' rent in 2005 versus only four months' rent in 2004. Professional and consulting fees increased by approximately $100,000 in 2005 due primarily to the costs associated with complying with SEC reporting requirements as a result of becoming a reporting company in August 2004.

Interest income (expense)

         Interest income (expense) changed by approximately $129,000, from an expense of $65,000 in 2004 to income of $64,000 in 2005, primarily as a result of the cash received and invested from the sale of our common stock, preferred stock and senior debt.

Other income

         Change in fair value of warrant liability of approximately $385,000 in 2005 relates to the fair value adjustment of warrants to purchase common stock issued with registration rights as part of our preferred stock offering in 2005 in accordance with SFAS 133 and EITF 00-19.

Comparison of Fiscal Year ended December 31, 2004 and 2003

         During 2004, we continued research on the licensed process and the intended use of the products from that process, continued the development of our business plan, designed and began construction of our first facility in Anaheim, CA and continued raising capital.

Revenues

         We did not generate any operating revenues in fiscal 2004 or 2003.

Expenses

         Research and development expenses increased by $75,758 to $284,587 in 2004 compared to 2003 due to additional research done by Bio Products to continue to improve the system in accordance with the license agreement.

         General and administrative expenses increased by $ 1,591,986 to $2,124,436 in 2004 compared to 2003, as a result of a number of factors. Salaries increased by $328,148 to $661,998 in 2004 compared to 2003 due to our head count increasing from 3 to 7 employees, including the hiring of two officers as we continued to prepare to open our first facility in 2005. Professional fees increased by $380,343 to $433,853 in 2004 compared to 2003 due to business development consulting of $275,000 and increased accounting fees of $100,000 due to SEC reporting requirements. Legal fees increased $331,781 to $346,705 in 2004 compared to 2003 due to the two mergers during 2004, the lease negotiations with Taormina Industries, the license modifications and SEC reporting requirements. Rent increased $80,661 to $128,660 in 2004 compared to 2003 primary due to the lease in Anaheim with Taormina Industries. The litigation settlement of $150,000 in 2004 reflects the settlement of litigation pursuant to which we agreed to pay a total of $150,000 over a 12 month period. Pursuant to a consulting agreement entered into by us in February 2003 with Liviakis Financial Communications, Inc. ("Liviakis"), Liviakis agreed to assist us in various investor relation support activities. As consideration for such services, we issued Liviakis and certain of its principles the right to acquire membership interests in WSI, which interests converted into warrants to acquire a total of 350,000 shares of the common stock of Old WWT (prior to the merger of Old WWT into a subsidiary of VPTI). Investor relations expense of $172,000 in 2004 relates to the amortization of this stock compensation to Liviakis. We began amortizing the value of these warrants, $459,322, on March 25, 2004, the date the definitive merger agreement with VPTI was announced (see Note 1 to our consolidated financial statements), over 24 months, the term of the consulting agreement. The contract does not require any services or fees after March 25, 2006.

Liquidity and Capital

         At December 31, 2005, we had cash on hand of approximately $2,800,000, or an increase of approximately $1.7 million as compared to cash on hand at December 31, 2004. This increase was due primarily to our sale of Series A Preferred Stock for net proceeds of approximately $9.5 million, our sale of Senior Secured Debt for net proceeds of approximately $3.7 million and our sale of common stock for net proceeds of approximately $3.0 million, offset by the uses of cash for operating purposes during our development stage of approximately $3.1 million and the purchase of equipment and construction costs related to the construction of our first facility of approximately $11.6 million. As of March 15, 2006, we estimate that we will require approximately $7.0 to $9.0 million to sustain operations for the next 12 months (exclusive of the additional approximately $6.3 million necessary to repay our Senior Secured Debt.) We intend to raise additional equity and/or debt financing in order to have the funds required to carry out these activities. We cannot assure you that we will be able to raise such funds on terms acceptable to us, or at all.

         On November 1, 2005 and on February 10, 2006, we issued Senior Secured Debt (see notes 9 and 15) such that we currently have approximately $6.3 million of Senior Secured Debt outstanding. This debt will be due on August 10, 2007. It carries an interest rate of 10% per year, payable quarterly in arrears. Because to date we have generated no revenue, this interest is being funded by proceeds from financing transactions.

         As of December 31, 2005, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for the Taormina agreement described in "Business" above, the monthly payment due Bio-Products as part of the license agreement, and the Senior Secured Debt. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, except for the Senior Secured Debt.

         We do not believe that inflation has had a material impact on our business or operations.

New Accounting Pronouncements

         SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140
                   This statement provides for the following:
                            1. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

                            2. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
                            3. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
                            4. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
                   Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the Company's financial statements.

         SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3
                   Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management believes that this statement will not have a significant impact on the Company's financial statements.

          SFAS No. 123 (Revised 2004), Share-Based Payment
                   The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) will be required to apply Statement 123R as of the first interim or annual reporting period that begins after June 15, 2005 Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. As the Company uses the fair value method to measure its equity instruments, management believes that this statement will not have a significant impact on the Company's financial statements.

         Issue 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"
                   Application of Issue No. 98-5 to Certain Convertible Instruments," provide guidance on how companies should bifurcate convertible debt issued with a beneficial conversion feature into a liability and an equity component. For income tax purposes, such an instrument is only recorded as a liability. A question has been raised as to whether a basis difference results from the issuance of convertible debt with a beneficial conversion feature and, if so, whether the basis difference is a temporary difference. This issue has been added to the EITF's agenda to address these questions. Consensus was agreed to at the September 15, 2005 meeting and ratified by the FASB at the meeting on September 28, 2005. The Company account for the income tax consequences of the beneficial conversion feature of it Series A Preferred Stock consistent with this consensus.

         Issue 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues"
                   EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," provides guidance on whether modifications of debt result in an extinguishment of that debt. In certain situations, companies may change the terms of a conversion option as part of a debt modification, which may result in the following circumstances: (a) the change in the conversion option's terms causes the fair value of the conversion option to change but does not result in the modification meeting the condition in Issue 96-19 that would require the modification to be accounted for as an extinguishment of debt, and (b) the change in the conversion option's terms did not result in separate accounting for the conversion option under Statement 133. When both of these circumstances exist, questions have arisen regarding whether
                   (a) the modification to the conversion option, which changes its fair value, should affect subsequent interest expense recognition related to the debt and (b) a beneficial conversion feature related to a debt modification should be recognized by the borrower if the modification increases the intrinsic value of the debt. This issue has been added to the EITF's agenda to address these questions. Consensus was agreed to at the September 15, 2005 meeting and ratified by the FASB at the meeting on September 28, 2005. Management does not believe that this consensus will have a significant impact on the Company's financial statements.

         EITF Issue 05-2, The Meaning of "Conventional Convertible Debt Instrument" in EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"
                   Paragraph 4 of Issue 00-19 states that "the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer)". The term "conventional convertible debt instrument" is not defined in Issue 00-19 and, as a result, questions have arisen regarding when a convertible debt instrument should be considered "conventional" for purposes of Issue 00-19. A question has also arisen related to whether conventional convertible preferred stock should be treated similar to conventional convertible debt. This issue was added to the EITF's agenda to address these questions. Consensus was reached at the June 15-16, 2005 meeting and was ratified by the FASB at the June 29, 2005 meeting. Management believes that this consensus will not have a significant impact on the Company's financial statements.



Factors that May Affect Future Results and Market Price of Our Stock

         An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this Annual Report before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

Our initial facility may not be completed on a timely basis, within budget, or at all.

         We cannot assure you that our currently planned facility under construction in Anaheim, California will be completed on a timely basis, within budget, or at all. This facility is currently under construction and is expected to be completed and operations started in the second quarter of 2006, assuming addition funds are available. Unless and until we complete construction, we will not generate any revenue. If we are unable to complete construction on a timely basis or on budget, we would likely need to raise significant additional capital. If sufficient capital is not available, we would need to significantly curtail our construction schedule or cease construction completely. Even if completed, we cannot assure you that the facility will be adequate for our needs or work without difficulties or down times, in which case we would again likely need to raise additional capital in order to fund further development of the facility. We currently anticipate that we will need to construct additional facilities to serve our needs and anticipated growth and that such future facilities will also require additional capital. Unforeseen difficulties in the planning or completion of our initial facility or any future facility may lead to significant delays in production and the subsequent generation of revenue.

Our success depends on our ability to protect our proprietary technology.

         Our success depends, to a significant degree, upon the protection of our, and that of our licensors', proprietary technologies. While we currently have a license with Bio-Products International, Inc. in the U.S. within the scope of our anticipated business to exploit a number of U.S. patent claims that protect our processes, the need to pursue additional protections for our intellectual property is likely as new products and techniques are developed and as existing products are enhanced, and there is no guarantee that such protections will be attained in a timely manner, or at all. Legal fees and other expenses necessary to obtain and maintain appropriate patent protection in the U.S. could be material. Insufficient funding may inhibit our ability to obtain and maintain such protection. Additionally, if we must resort to legal proceedings to enforce our intellectual property rights, or those of our licensors', the proceedings could be burdensome and expensive and could involve a high degree of risk to our proprietary rights if we are unsuccessful in, or cannot afford to pursue, such proceedings.

         We also rely on trade secrets and contract law to protect certain of our proprietary technology. We cannot assure you that any of our contracts will not be breached, or that if breached, we will have adequate remedies. Furthermore, we cannot assure you that any of our trade secrets will not become known or independently discovered by third parties. If any of the foregoing were to occur, we could face significant increased competition.

         We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how, which could also lead to significant increased competition for our services. In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties. We cannot assure you that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed because we are not able to obtain the licenses on acceptable terms, or at all.

We may face delays in the development of our technology and our technology may not work as well as expected or be economically viable.

         The steam classification and processing technology that we intend to use has not yet been widely applied within the municipal solid waste industry and may not work as well as expected or be economically viable. The successful application of the technology at large scale and high volumes to create commercially usable cellulose fiber has yet to be proven. Any inability under our current plan to operate the plant in a manner that will produce large volumes of commercially usable cellulose fiber may require additional investment in capital equipment and/or increased operating expenses beyond currently contemplated business and construction plans, such as handling large quantities of textiles and contamination levels of the water discharge to the sewer. Unforeseen difficulties in the development or market acceptance of this cellulose fiber may lead to significant delays in production and the subsequent generation of revenue. For example, laboratory testing of the cellulose biomass created during trials since December 2005 has indicated that higher than anticipated levels of biological oxygen demand (BOD) will result from our fiber cleaning and screening process. Although we believe technology to address and remove these BOD levels is readily available to us and that equipment incorporating such technology can be installed at this facility, we cannot assure you that we will be able to resolve this problem within our anticipated budget or at all.

Our limited operating history makes it difficult to predict future results.

         We are in the development stage and are subject to all the business risks associated with a new enterprise, including uncertainties regarding product development, constraints on our financial and personnel resources, and dependence on and need for third party relationships. For the period from June 18, 2002 (inception) to December 31, 2004, we incurred total net losses of approximately $3.6 million. For the years ended December 31, 2004 and 2005, our net losses were approximately $2.5 million, and $3.2 million, respectively. We have had no revenues to date and we cannot assure you as to when or whether we will be able to develop sources of revenue or that our operations will become profitable, even if we are able to begin generating revenue. We have not yet sold any products or services or otherwise generated revenue and we cannot assure you that we will be able to do so. If we are unable to generate revenue, we would need to develop a new business plan or curtail or cease operations completely.

We may be unable to obtain the large amount of additional capital that we need to operate our business.

         We raised approximately $5.4 million, net of offering costs, prior to the closing of the Merger in August 2004, which funds were used for the purchase of equipment, leasehold improvements and working capital purposes. In addition, we raised approximately $15.3 million, net of offering costs, between August 2004 and December 31, 2005, which funds were also used for the purchase of equipment, leasehold improvements and working capital purposes. As of March 15, 2006, we estimate that we will need at least an additional $7.0 to $9.0 million to sustain our operations for the next 12 months (exclusive of the additional approximately $6.3 million necessary to repay our Senior Secured Debt). The required additional financing may not be available on terms acceptable to us, or at all. If we are unable to raise such additional funds, we anticipate that we can continue to fund our operations through June 2006. To date, we have funded all of our activities through the sale of securities. You should not rely on the prospect of future financings in evaluating us. Any additional funding that we obtain is likely to reduce the percentage ownership of the company held by our existing stockholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

We may be unable to repay our indebtedness when it becomes due.

         As of January 31, 2006, we owed the holders of our Senior Secured Debt approximately $6.3 million. These debentures, which are secured by all of our assets, are due upon the first to occur of a closing of equity financing by us of at least $9.0 million, or August 10, 2007. If we are unable to repay these debentures when they become due or are unable to make the cash quarterly interest payments, whether with cash from operations or pursuant to a re-financing, the holders of such debentures will have the ability to foreclose on our assets to satisfy the amounts owed to them. Any such foreclosure would likely result in our inability to continue operations.

We may not be able to obtain or sustain market acceptance for our services and products.

         We do not intend to engage in advertising during our development phase. Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect our financial condition and operating results. Moreover, we cannot assure you that we will successfully complete the development and introduction of new products or product enhancements or that any new products developed will achieve acceptance in the marketplace. We may also fail to develop and deploy new products and product enhancements on a timely basis. Any of the foregoing could require us to revise our business plan, raise additional capital or curtail operations.

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

         If we do not obtain a supply of solid waste at quantities and qualities that are sufficient to operate our proposed facilities at the expected operating levels, or if third parties do not promptly pay for the solid waste they deliver to us for processing, our financial condition and operating results could adversely be affected. Additionally, our current waste supply agreement does not include a specification requirement for the composition of materials in our incoming waste stream. One or more of the following factors could impact the price and supply of waste:

          o    defaults by waste suppliers under their contracts;

          o    changing composition of the material in the waste stream;

          o a decline in recyclables in the solid waste supply due to increased recovery by material recovery facilities;

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

         The resale price for our recycled products, including our unbleached fiber product, aluminum, and steel, will be tied to commodity pricing. Our results of operations may be affected by changing resale prices or market requirements for these recyclable materials. The resale, and market demand for, these materials can be volatile due to numerous factors beyond our control, which may cause significant variability in our period-to-period results of operations.

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

          o unexpected downtime in operations to maintain or improve equipment;

          o increased expenses, whether related to plant operations, marketing, product development or administration or otherwise;

          o    the mix of revenues derived from products;

          o    the hiring, retention and utilization of personnel;

          o waste collection companies are impacted by seasonal and cyclical changes that may adversely affect our business and operations;

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

         We are subject to potential liability and restrictions under environmental laws, including those relating to handling, recycling, treatment, storage of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been, and will continue to be subject to significant regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. Our business is subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions and regulations. If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals, we could be subject to civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue, and/or take corrective actions. We may not have sufficient insurance coverage for our environmental liabilities. Those costs or actions could be significant to us and significantly impact our results of operations, as well as our available capital.

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

         Although we have obtained all of our environmental permits necessary to construct our initial facility in Anaheim, California, we cannot assure you that we will successfully retain these permits, or that we will obtain or retain the permits required to operate this or any additional facilities we may seek to construct. Permits to operate waste processing facilities have become increasingly difficult and expensive to obtain and retain as a result of many factors including numerous hearings and compliance with zoning, environmental and other regulatory measures. The granting of these permits is also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain or retain the required permits to operate our facilities could have a material negative effect on our future results of operations.

A substantial portion of our revenues will be generated from our agreement with Taormina Industries, which agreement may be terminated by Taormina under certain circumstances.

         In June 2003, we signed a 10-year contract, with an option for three additional five-year periods, with Taormina Industries, a division of Republic Services, Inc. The agreement provides for Taormina to deliver up to 500 tons of MSW per day to us for processing at our Anaheim facility currently under construction on the campus of Taormina in Anaheim, California. The second phase calls for us to build an additional plant in the Orange County area at which Taormina will deliver up to an additional 2,000 tons of MSW per day. The agreement grants Taormina a right of first refusal to participate in potential additional projects in an additional 10 counties throughout California where Taormina has operations. Under the terms of the agreement, Taormina will pay a per ton tipping fee to the Company. We anticipate that a substantial portion of our revenues will be generated from this agreement for the foreseeable future.

         The Taormina agreement was amended twice to allow us additional time to complete all permitting, approvals and construction and to occupy the facility. Currently, Taormina may terminate the agreement, as amended, in the event that, among other things, we do not complete all permitting, approvals and construction of the leased facility by April 8, 2006, or if we fail to occupy and use the leased facility by April 8, 2006. The Company is currently in discussions with Taormina regarding an extension of this deadline. While management believes that the deadline will be extended, there can be no assurance that we will meet this deadline and if not met, that Taormina will agree to a further extension. If this agreement is terminated for any reason or if we are unable to extend this agreement on terms favorable to us or at all prior to expiration, our business, financial condition and results of operations would be materially harmed.

We may be exposed to litigation in the ordinary course of our business.

         Since our personnel are expected to routinely handle solid waste materials, we may be subject to liability claims by employees, customers and third parties. We currently have liability insurance in place, however, we cannot assure you that such insurance will be adequate to cover claims asserted against us or that we will be able to maintain or purchase such insurance in the future, either of which could have a material adverse affect on our financial condition or our ability to raise additional capital.

Other companies may claim that we infringe their intellectual property or proprietary rights.

         We do not believe that our products or processes violate third party intellectual property rights. Nevertheless, we cannot assure you that any such third party rights are not being, and will not be, violated. If any of our products or processes is found to violate third party intellectual property rights, we may be required to re-engineer one or more of those products or processes or seek to obtain licenses from third parties to continue offering our products or processes without substantial re-engineering, and such efforts may not be successful. We cannot assure you that we will be able to obtain such licenses at a reasonable cost, if at all. Failure to do so could result in significant curtailment of our operations.

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

         Our license agreement with Bio-Products International, Inc. ("BPI") grants us the exclusive rights to exploit the technology covered by the license in the United States with respect to most applications. We do not, however, have the exclusive right to applications in which the cellulose biomass product of waste, including municipal solid waste, processed utilizing the licensed technology is either used directly as a fuel source or converted into an end product for energy production. Accordingly, BPI may grant third parties the right to use the technology for the production of marketable solid combustion fuel end products. In order to maintain exclusivity with respect to the other applications, we are required to continue to improve our initial facility under construction in Anaheim, California on a regular schedule or construct new facilities. Further, BPI is required to make certain payments to the University of Alabama at Huntsville, the assignee of the patent for the technology that it has exclusively licensed to BPI, in order for BPI to maintain its exclusive rights. Our failure to maintain exclusivity of the license could have a material adverse effect on our business, financial condition and results of operations.

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

         In December 2004, the Financial Accounting Standards Board published new rules that require companies to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. During the fourth quarter of 2004, we adopted this accounting policy, retroactive to our inception. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such share-based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. The expenses we will have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. For example, for the year ended December 31, 2005, we incurred approximately $172,000 of expenses as a result of share-based compensation. The adverse effects that the new accounting rules may continue to have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. However, reducing our use of stock plans to reward and incentivize our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace.

RISKS RELATED TO OUR COMMON STOCK

Substantial sales of common stock could cause our stock price to fall.

         As of December 31, 2005, we had outstanding 24,686,230 and 4,075,600 shares of common stock and preferred stock, respectively (exclusive of accrued but unpaid dividends on our preferred stock of approximately 226,000 additional shares of preferred stock), as well as options and warrants to acquire up to an additional 3,799,362 shares of common stock, all of which were "restricted securities" (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). A substantial portion of these shares are either freely tradeable shares or eligible for public resale under Rule 144. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares are now eligible for sale. No prediction can be made as to the effect, if any, that sales of the shares subject to Rule 144 sales, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

         Our common stock is thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, an investor may be unable to sell its shares at or near ask prices or at all if it needs money or otherwise desires to liquidate its shares.

You may have difficulty selling our shares because they are deemed "penny stocks".

         Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell their shares.

The holders of our shares of preferred stock have certain rights that could affect the value of our common stock.

Under our articles of incorporation, our board of directors has the power, without further action by the holders of our common stock, to designate the relative rights and preferences of the preferred stock, and to issue the preferred stock in one or more series as designated by our board of directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of our common stock or the preferred stock of any other series. The issuance of preferred stock may have the effect of delaying or preventing a change in control of our company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of our common stock. As of March 15, 2006, we have one such series of preferred stock, designated as "8% Series Cumulative Redeemable Convertible Participating Preferred Stock." The Series A Preferred is convertible into our common stock under certain circumstances, and has the following preferences to our common stock:

Dividends. Holders of Series A Preferred are entitled to receive cumulative dividends, payable quarterly in additional shares of Series A Preferred, currently at the rate of 9% per annum, and are entitled to fully participate in any dividends paid to the holders of our common stock on a common stock equivalent basis. The dividend rate on the Series A Preferred will be reduced to 8% once a registration statement covering the resale of the shares of common stock issuable upon conversion of such preferred stock is declared effective by the SEC.

Special Voting Rights. So long as at least 50% of the shares of Series A Preferred remain outstanding (but prior to the "Operational Date," generally defined as if and when our initial plant in Anaheim, California first generates total operating cash flow of at least $672,000 for any consecutive three month period), we are prohibited from taking certain actions without the approval of the holders of a majority of the outstanding shares of Series A Preferred, including, among other things, a sale of all or substantially all of our assets, a transfer or cancellation of our license from our technology licensor, the making of certain restricted payments, the incurrence of any indebtedness (subject to certain exceptions), or a change in our principal business.

Board Change of Control. In the event the Operational Date has not occurred by September 30, 2006, the holders of the Series A Preferred have the right to elect a majority of the members of our board of directors. This right would terminate, however, upon the first to occur of the Operational Date or the date on which less than 50% of the shares of Series A Preferred remain outstanding.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of our company (including a sale of our company), the holders of Series A Preferred have the right to receive $2.50 per share (plus accrued but unpaid dividends), prior to and in preference over any liquidation payment on our common stock or any other class of preferred stock. Following payment of the aforementioned liquidation preference, holders of the Series A Preferred are entitled to participate fully with the holders of our common stock on a common stock equivalent basis with respect to the distribution of any remaining assets.

Redemption. The holders of a majority of the shares of Series A Preferred have the option to require us to redeem all outstanding shares of Series A Preferred on the five-year anniversary of issuance at a redemption price equal to $2.50 per share, plus accrued and unpaid dividends to that date.

Our directors, executive officers and their affiliates hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

         As of March 15, 2006 our directors and executive officers and their affiliates beneficially owned over approximately 40.0% of our outstanding common stock. These stockholders, if they were to act together, would likely be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

          o general economic, political and market conditions and other factors; and

          o    the occurrence of any of the other risks described in this Form
               10-KSB

ITEM 7.  FINANCIAL STATEMENTS

         See the F pages for the financial statements and notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to this company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

         As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

         The information required is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS

         (a)

Exhibit
Number         Description
------         -----------

2.1 Amended Agreement and Plan of Reorganization by and between Voice Powered Technology International, Inc., V-Co Acquisition, Inc. and World Waste Technologies, Inc., dated as of dated as of March 25, 2004. (1)

2.2 Amendment No. 1 dated August 24, 2004 to Agreement and Plan of Reorganization dated as of March 25, 2004 among VPTI, V-CO Acquisition, Inc. and World Waste Technologies, Inc. (2)

3.1            Amended and Restated Articles of Incorporation of Company. (7)

3.2 Certificate of Determination of Rights, Preferences and Privileges of the 8% Series A Cumulative Redeemable Convertible Participating Preferred Stock of Company (8)

3.3            Bylaws of Company, as amended. (3)

4.1            Specimen Stock Certificate. (7)

4.2            Form of outstanding Warrant. (4)

10.1 Form of Indemnity Agreement entered into among the Registrant and our directors and officers. (5)

10.2           Form of Registration Rights Agreement. (2)

10.3           2004 Stock Option Plan. (7)

10.4           Form of stock option agreements.(7)

10.5 Lease between World Waste of American, Inc., a wholly-owned subsidiary of the Company and Legacy Sabre Springs, LLC, dated as of March 10, 2004. (7)

10.6 Lease Agreement between the Company and Taormina Industries, LLC, dated as of July 14, 2004. (2)

10.7 Amendment No. 1 to Lease Agreement between the Company and Taormina Industries, LLC, dated as of March 17, 2005. (6)

10.8 Waste Recycle Agreement between the Company and Taormina Industries, LLC, dated as of June 27, 2003. (2)

10.9 Revised Amended and Restated Technology License Agreement by and between the Company and Bio-Products International, Inc., dated August 19, 2005. (11)

10.10          Employment Agreement with Thomas L. Collins (9)

10.11          Employment Agreement with Steve Racoosin (9)

10.12          Employment Agreement with Fred Lundberg (9)

10.13          Employment Agreement with David A. Rane (9)

10.14          Stock Purchase Warrant Issued to Thomas L. Collins (2)

10.15          Stock Purchase Warrant Issued to Steve Racoosin (2)

10.16          Stock Purchase Warrant Issued to Fred Lundberg (2)

10.17          Stock Purchase Warrant Issued to Dr. Michael Eley (2)

10.18          Stock Purchase Warrant Issued to Don Malley (2)

10.19          Senior Promissory Note in favor of Trellus Management, LLC (8)

10.20 Securities Purchase Agreement dated as of April 28, 2005 by and among the Company, Trellus Offshore Fund Limited, and Trellus Partners, LP, Trellus Partners II, LP (9)

10.21          Form of Warrant (9)

10.22 Registration Rights Agreement dated as of April 28, 2005 by and among the Company Trellus Offshore Fund Limited, Trellus Partners, LP, and Trellus Partners II, LP, a Delaware limited partnership and the individuals and entities set forth on the signature pages thereto (9)

10.23 Engagement Agreement dated as of April 28, 2005 by and between the Company and John Pimentel (9)

10.24 Engagement Agreement dated as of April 28, 2005 by and between the Company and Cagan McAfee Capital Partners, LLC (9)

10.25 Engagement Agreement dated as of April 28, 2005 by and between the Company and Chadbourn Securities, Inc. and Addendum dated April 29, 2005 (9)

10.26 Amendment No. 1 to Lease Agreement between the Company and Taormina Industries, LLC, dated as of March 17, 2005. (10)

10.27          Form of Subscription Agreement (12)

10.28          Form of Common Stock Purchase Warrant (12)

10.29          Form of Senior Secured Promissory Note (12)

10.30 Form of Registration Rights Agreement, dated as of November 1, 2005 by and among the Company and the Investors named therein.
               (12)

10.31 Form of Security Agreement, dated as of November 1, 2005 by and among the Company and the Investors named therein. (12)

10.32 Agreement dated December 2, 2005 between the Company and Steven Racoosin. (13)

21.1           Subsidiaries of the Company. *

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *
--------------------------------------------------------------------------------
*              Filed herewith.

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 29, 2004

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 30, 2004.

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2004.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 5, 2004.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 23, 2005.

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 15, 2005.

(9) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 4, 2005.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 2, 2005.

(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 23, 2005.

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2005.

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 8, 2005.


         (b) Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2005:

          o On December 8, 2005, the Company filed a Current Report of Form 8-K to announce the execution of a consulting agreement with Mr. Steve Racoosin (Item 1.01 and 9.01), the termination of Mr. Racoosin's employment agreement (Item 1.02) and the departure of Mr. Racoosin as an executive officer of the Company (Item 5.02).

          o On November 7, 2005, the Company filed a Current Report of Form 8-K to disclose the sale of unregistered securities that raised gross proceeds to the Company of $4,015,000 (Item 1.01, 3.02 and 9.01).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March _____, 2006                      WORLD WASTE TECHNOLOGIES, INC.
      -----------------

                                             By: /s/ John Pimentel
                                                 -----------------
                                                 John Pimentel
                                                 Chief Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature               Title                                   Date
---------               -----                                   ----


/s/ John Pimentel       Chief Executive Officer, and Chairman   March ____, 2006
-----------------       (Principal Executive Officer)
John Pimentel


/s/ David A. Rane       Chief Financial Officer (Principal      March ____, 2006
-----------------       Financial Officer and Principal
David A. Rane           Accounting Officer)


/s/ Thomas L. Collins   Executive Vice President and Director   March ____, 2006
---------------------
Thomas L. Collins


/s/ James Ferris        Director                                March ____, 2006
----------------
James Ferris


/s/ Ross M. Patten      Director                                March ____, 2006
------------------
Ross M. Patten


/s/ Sam Pina Cortez     Director                                March ____, 2006
-------------------
Sam Pina Cortez

                              FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Financial Statements:
    Balance Sheet                                                            F-3
    Statement of Operations                                                  F-4
    Statement of Shareholders' Equity                                        F-5
    Statement of Cash Flows                                                  F-6
Notes to Consolidated Financial Statements                                   F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board Of Directors And Stockholders Of World Waste Technologies, Inc. San Diego, California

We have audited the accompanying balance sheet of World Waste Technologies, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Waste Technologies, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $7,600,105 and expects to incur substantial additional costs and capital expenditures to complete the initial facility and through the initial year of processing. The Company has not generated any revenues to date. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Stonefield Josephson
Los Angeles, California
February 17, 2006

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                                              December 31,        December 31,
                                                                  2005                2004
ASSETS:
Current Assets:
  Cash                                                      $    2,864,377      $    1,128,502
  Prepaid Expenses                                                 181,912              94,203
  Debt Offering Cost                                               343,054                   -
                                                           ------------------------------------
Total Current Assets                                             3,389,343           1,222,705
                                                           ------------------------------------
Fixed Assets:
  Machinery and Equipment, net of accumulated
   depreciation of $30,958 on  Dec. 31, 2005 and $16,508
   on Dec. 31, 2004                                             12,862,466             539,401
  Deposits on Equipment                                             79,372           3,417,959
  Construction in Progress                                       4,094,263           1,041,509
                                                           ------------------------------------
Total Fixed Assets                                              17,036,101           4,998,869
Other Assets:
  Deposit L/T                                                      104,839             114,278
  Patent License                                                   450,625             450,625
                                                           ------------------------------------
  TOTAL ASSETS                                              $   20,980,908      $    6,786,477
                                                           ====================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
LIABILITIES:
Current Liabilities:
  Accounts Payable                                          $    1,292,810      $    1,380,791
  Accrued Salaries Payable                                         217,684             132,703
  Accrued Litigation Payable                                             -             122,500
  Retention Payable                                                380,572                   -
  Deposit on Senior Secured Debt                                   250,000                   -
  Other Liabilities                                                188,039             114,242
  Current portion of Note Payable                                        -               5,343
                                                           ------------------------------------
Total Current Liabilities                                        2,329,105           1,755,579
                                                           ------------------------------------
Long-Term Liabilities:
  Note Payable, less current portion                                     -              17,025
  Senior Secured Debt, net (see Note 9)                          2,957,169                   -
  Redeemable Preferred Stock, net (see Note 10)                  8,923,726                   -
  Warrants-Common Stock                                            144,783                   -
                                                           ------------------------------------
Total Long-Term Liabilities                                     12,025,678              17,025

                                                           ------------------------------------
  TOTAL LIABILITIES                                             14,354,783           1,772,604
                                                           ------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock - $.001 par value: 100,000,000 shares
   authorized, 24,686,230 and 22,725,190 shares issued
   and outstanding at Dec. 31, 2005 and at December 31,
   2004                                                             24,686              22,725
  Additional Paid-in Capital                                    14,201,544           8,696,860
  Deficit Accumulated during development stage                  (7,600,105)         (3,705,712)
  TOTAL STOCKHOLDERS' EQUITY                                     6,626,125           5,013,873
                                                           ------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   20,980,908      $    6,786,477
                                                           ====================================

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                        For the Year Ending             June 18, 2002
                                                                                       (Inception) to
                                                    Dec. 31, 2005     Dec. 31, 2004     Dec. 31, 2005
                                                   ----------------  ----------------  ----------------
GROSS REVENUE:

EXPENSES:
  Research and Development                          $     (250,060)   $     (284,587)   $     (767,386)
  General and Administrative:                           (3,351,247)       (2,124,436)       (6,330,814)*

                                                   ----------------  ----------------  ----------------
  Loss from Operations                                  (3,601,307)       (2,409,023)       (7,098,200)
                                                   ----------------  ----------------  ----------------

  Interest Income (Expense)                                 63,485           (65,195)          (77,808)
  Change in fair value of warrant liability                385,962                 -           385,962
                                                   ----------------  ----------------  ----------------
  Net Loss before provision for Income Tax          $   (3,151,860)   $   (2,474,218)   $   (6,790,046)
                                                   ----------------  ----------------  ----------------

  Income Taxes                                                   -                 -                 -

                                                   ----------------  ----------------  ----------------
  Net Loss                                          $   (3,151,860)   $   (2,474,218)   $   (6,790,046)
                                                   ----------------  ----------------  ----------------

  Preferred Stock Dividend and amortization
   of beneficial conversion feature                       (742,533)                -          (742,533)

                                                   ----------------  ----------------  ----------------
  Net Loss available to common shareholders         $   (3,894,393)   $   (2,474,218)   $   (7,532,579)
                                                   ================  ================  ================

  Basic and diluted Net Loss available to common
   shareholders per share                           $        (0.16)   $        (0.14)   $        (0.48)
                                                   ================  ================  ================

  Weighted average number of shares
   outstanding used in calculation (see Note 3)         24,277,661        17,104,555        15,723,490
                                                   ================  ================  ================

* Approximately $67,526 in Consulting and Travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)


                                           ----------------------    Additional    Common Stock   Accumulated
                                             Shares     Dollars   Paid-in Capital  Subscription     Deficit *      Total
                                           --------------------------------------------------------------------------------

Preformation Expenses                                                                               $(67,526)    $(67,526)

Formation - June 18, 2002                    9,100,000     $100        $73,036                                     73,136
   Net Loss - 2002                                                                                  (359,363)    (359,363)
                                           --------------------------------------------------------------------------------
December 31, 2002                            9,100,000     $100        $73,036                     ($426,889)   ($353,753)
                                           ================================================================================

   Additional Paid-in Capital                                              100                                        100
   Common Stock Subscribed                                                            125,000                     125,000
   Net Loss - 2003                                                                                  (804,605)    (804,605)
                                           --------------------------------------------------------------------------------
December 31, 2003                            9,100,000     $100        $73,136       $125,000    ($1,231,494) ($1,033,258)
                                           ================================================================================

   Merger with Waste Solutions, Inc.         7,100,000       63          2,137                                      2,200
   Common Stock Subscriptions                  125,000        1        124,999       (125,000)
   Common Stock and warrants net of
    offering cost prior to VPTI merger       3,045,206       31      3,952,321                                  3,952,352
   Shares cancelled                           (500,000)      (5)             5
   Warrants Issued                                                     175,191                                    175,191
   Merger with VPTI                          1,200,817   21,062        (21,062)
   Conversion of Promissory Notes            1,193,500       12      1,193,488                                  1,193,500
   Accrued Interest on Notes Forgiven                                  135,327                                    135,327
   Common Stock and warrants net of
    offering cost                            1,460,667    1,461      2,865,462                                  2,866,923
   Amortization of stock options and
    warrants                                                           195,856                                    195,856
   Net Loss - 2004                                                                                (2,474,218)  (2,474,218)
                                           --------------------------------------------------------------------------------
December 31, 2004                           22,725,190  $22,725     $8,696,860             $0    ($3,705,712)  $5,013,873
                                           ================================================================================

   Common Stock sold and warrants
    excercised, net of offering cost         1,961,040    1,961      3,072,116                                  3,074,077
   Amortization of stock options and
    warrants                                                           403,713                                    403,713
   Dividend (Preferred Stock)                                          106,645                      (671,768)    (565,123)
   Warrants Issued (Preferred Stock)                                   137,373                                    137,373
   Bridge Financing Warrants                                         1,254,092                                  1,254,092
   Beneficial conversion feature on
    Redeemable Preferred Stock                                         530,745                                    530,745
   Amortization of Beneficial
    conversion feature on Redeemable
    Preferred Stock                                                                                  (70,765)     (70,765)
   Net Loss - 2005                                                                                (3,151,860)  (3,151,860)
                                           --------------------------------------------------------------------------------
December 31, 2005                           24,686,230  $24,686    $14,201,544             $0    ($7,600,105)  $6,626,125
                                           --------------------------------------------------------------------------------

* During 2002, the Company issued
  $67,526 of Convertible Promissory
  Notes payable for preformation funds
  received and expended prior to
  Inception.
                                           ================================================================================

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flow


                                                       For the Year       For the Year       June 18, 2002
                                                          Ending              Ending         (Inception) to
                                                    December 31, 2005   December 31, 2004   December 31, 2005
                                                    ------------------  ------------------  ------------------
Cash Flow from Operating Activities:

   Net Loss                                               $(3,151,860)        $(2,474,218)        $(6,790,046)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation                                                14,450               8,315              30,958
   Interest Forgiveness                                                           135,327             135,327
   Warrant and Common Stock Issued for Consulting                                  74,566              84,566
   Amortization of warrants & Options                         403,713                                 599,569
   Fair Value adjustment of warrant liability                (385,962)                               (385,962)
   Common Stock Issued for Services                            10,000
   Stock-based compensation                                                       195,856

Changes in operating assets and liabilities:
   Prepaid Expenses                                           (87,709)                               (181,912)
   Accounts Payable                                            64,761             102,230             179,491
   Accrued Salaries                                            84,981               9,873             217,684
   Accrued Litigation Settlement                             (122,500)            122,500
   Accrued Other Liabilities                                   61,898             (64,307)            176,140
                                                    ------------------  ------------------  ------------------
   Net Cash used in Operating Activities                   (3,108,228)         (1,889,858)         (5,934,185)
                                                    ------------------  ------------------  ------------------
Cash flows from investing activities:
   Construction in Progress                                (3,387,621)           (633,068)         (4,043,205)
   Deposits on Equipment                                   (3,688,179)         (2,560,458)         (5,311,008)
   Purchase Machinery & Equipment                          (4,561,605)           (518,924)         (6,032,509)
   Purchase of Intangible                                                        (167,500)           (350,000)
   Notes Receivable                                                                12,336
   Deposit                                                      9,439            (114,278)           (104,839)
                                                    ------------------  ------------------  ------------------
                                                          (11,627,966)         (3,981,892)        (15,841,561)
                                                    ------------------  ------------------  ------------------
Cash flows from financing activities:
   Note Payable                                               (22,368)             (5,342)
   Deposit Senior Secure Debt                                 250,000                                 250,000
   Redeemable Preferred Stock                               9,486,703                               9,486,701
   Senior Secured Debt                                      4,008,353                               4,008,353
   Senior Secured Debt Offering Cost                         (298,098)                               (298,098)
   Warrants, Common Stock and
    Additional Paid-in Capital                              3,047,479           6,837,975          11,193,167
                                                    ------------------  ------------------  ------------------
                                                           16,472,069           6,832,633          24,640,123
                                                    ------------------  ------------------  ------------------
Net Increase in Cash                                        1,735,875             960,883           2,864,377
Beginning Cash                                              1,128,502             167,619
                                                    ------------------  ------------------  ------------------
Ending Cash                                                $2,864,377          $1,128,502          $2,864,377
                                                    ==================  ==================  ==================
Non-Cash Investing and Financing Activities:
   Interest (Paid) Received                                   $63,485            ($65,194)           ($77,808)
   Income Taxes Paid                                               $0                                      $0

* During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.

* The company issued warrants to purchase 315,354 shares of common stock to the placement agent for services rendered in connection with the fund raising effort.

* During 2004, the Company issued 1,193,500 shares of common stock upon conversion of the Convertible Promissory notes payable and accrued interest of $135,327.

* During 2004, the Company issued warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement.

* Accounts Payable of $1,113,319 retention payable of $380,572 and other liabilities of $11,899 at December 31,2005 related to * asset acquistions of Construction in progress of $73,574, deposits on equipment of $51,058 and machinery and equipment of $381,158. The impact has been adjusted in the year ending December 31, 2005 and June 18, 2002 (inception) to December
     31, 2005 statements of cash flow.

*    Accounts Payable of $1, 266,060 and other liabilities of $ 114,242 at
     December 31, 2004 related to asset acquistions of construction in progress of $408,441, deposits on equipment of $857,501 and machinery and equipment of $118. The impact has been adjusted in the year ending December 31, 2005 and June 18, 2002 (inception) to December 31, 2005 statements of cash flow.

* During the year ending December 31, 2005, $6,220,323 of deposits on equipment was transferred to machinery and equipment upon the receipt of the machinery and equipment by the company.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

Note 1. DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the accounts of World Waste Technologies, Inc. (Formerly World Waste of America, Inc.) and its wholly owned subsidiaries World Waste of Anaheim, Inc., and World Waste of California, Inc. (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated upon consolidation. World Waste Technologies, Inc. (WWTI), a California corporation, was formed on June 18, 2002 as World Waste of America, Inc. WWTI holds the United States license from Bio-Products International, Inc. with respect to patented technology developed at the University of Alabama in Huntsville, and other related intellectual property, which technology was designed to convert a large percent of municipal solid waste into a cellulose biomass fiber containing material. It is anticipated that additional value will be realized through the capture of inorganic, recyclable materials such as aluminum, steel, tin, and other products. The Company intends to generate revenue from receiving the waste (tipping fees) and from selling cellulose fiber, recyclable materials and other products.

In March 2004, World Waste of America, Inc. (WWA), merged with a wholly owned subsidiary of Waste Solutions, Inc. (WSI), a California corporation, and changed its name to World Waste Technologies, Inc. (Old WWTI). Cagan McAfee Capital Partners and its affiliates were the controlling shareholders of WSI. Prior to the merger WSI had 7,100,000 shares of common stock outstanding and WWA had 9,100,000 shares of common stock outstanding. The merger was transacted by WSI issuing one of its shares for each share of WWA. After the merger there were 16,200,000 shares outstanding. The transaction was accounted for as a reverse merger of WWA, similar to a recapitalization, because the shareholders of WWA became the controlling shareholders of the entity after the exchange. Accordingly, for accounting purposes, the historical financial statements presented are those of WWA.

In March 2004, Old WWTI entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger with VPTI was completed on August 24, 2004. Pursuant to the merger, Old WWTI shareholders received 20,063,706 VPTI shares or approximately 95% of the outstanding shares of VPTI in exchange for 20,063,706 Old WWTI shares, or a one for one exchange. Upon completion of the merger, VPTI changed its name to World Waste Technologies, Inc. Because the shareholders of Old WWTI became the controlling shareholders of VPTI after the exchange, Old WWTI was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWTI.

Note 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the year ended December 31, 2005 of $3,151,860 compared to a net loss of $2,474,218 for the year ended December 31, 2004, and the Company had an accumulated deficit of $7,600,105 at December 31, 2005. The Company expects to incur substantial additional costs and capital expenditures to complete its initial facility and through the initial year of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

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

                            Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased, which are not securing any corporate obligations, to be cash equivalents. The Company has no cash equivalents at December 31, 2005.

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

The Company is in the process of constructing its initial plant in Anaheim, California and plans to capitalize all costs directly associated with developing the plant throughout the remainder of construction. Construction is expected to be completed and operations started in the second quarter 2006, assuming funds are available.

                                   Intangibles

Intangible assets are recorded at cost. At December 31, 2005 and December 31, 2004, the Company's only intangible asset was the license from Bio-Products for the patented technology and other related intellectual property. The Company will begin amortizing this intangible asset upon completion of its first facility on a straight-line basis over the remaining life of the license. The Company's policy regarding intangible assets is to review such intangible assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If the review indicates that intangible assets are not recoverable (i.e. the carrying amount is more than the future projected undiscounted cash flows), its carrying amount would be reduced to fair value. The Company carried no goodwill on its books at either December 31, 2005 or December 31, 2004. Further, during the years ended December 31, 2005 or December 31, 2004, the Company had no material impairment to its intangible asset.

                           Redeemable Preferred Stock

Preferred Stock which may redeemable for cash at the determination of the holder is classified as a long term liability.

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

                              Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2005 and December 31, 2004, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

                       Fair Value of Financial Instruments

The carrying values of cash, note receivable, note payable, accounts payable and other accrued liabilities approximate fair value due to either their short-term nature or interest rates which approximate market rates.

                                Reclassification

Certain amounts for the year ended December 31, 2004 have been reclassified to conform with the presentation of the December 31, 2005 amounts. These reclassifications have no effect on reported net loss.

                            Stock-Based Compensation

During the fourth quarter of 2004, the Company adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation." Accordingly, the Company has expensed the compensation cost for the options and warrants issued based on the fair value at the warrant grant dates. The Company recognized an expense of $172,201 and $23,606 in 2005 and 2004, respectively, related to the value of options and warrants issued to employees and directors.

The fair value of these warrants was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                     For the Year Ended
                                              --------------------------------
                                               December 31,       December 31,
                                                  2005               2004
                                                 ------             ------
Risk-free interest rate                       3.75 to 4.82           3.6%
Dividend yield                                     --                 --
Volatility                                   18.62 to 19.73%        26.4%



The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options and warrants issued to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Employee and Director Options and Warrants


                                                        Average Exercise   Weighted Average Grant
                                               Number        Price            Date Fair Value
                                              -------   ----------------   ----------------------
Outstanding at December 31, 2003
Granted during the period                     407,000        $2.18                $0.58
Vested during the period                         --            --                   --
Forfeited during the period                      --            --                   --
Exercised during the period                      --            --                   --
Exercisable at December 31, 2004                 --            --                   --
Outstanding at December 31, 2004              407,000        $2.18                $0.58
Granted during the period                   1,830,000        $3.11                $0.66
Vested during the period                      248,667        $2.23                $0.54
Forfeited during the period                   650,000        $4.21                $0.98
Exercised during the period                      --            --                   --
Outstanding at December 31, 2005            1,587,000        $2.42                $0.52
Exercisable at December 31, 2005              248,667        $2.23                $0.54


During the year ended December 31, 2004, the Company issued 250,000 warrants to officers of the Company. In addition, during the year ended December 31, 2004, the Company adopted the 2004 Incentive Stock Option Plan (Plan) with 2,000,000 shares available for grant. Options available for grant at December 31, 2005 and 2004 were, 633,000 and 1,843,000, respectively. Options are granted from time to time to officers and directors. Options granted to date from the plan have been at the market price on the date of the grant and vest over one to four years and are exercisable over a five to ten year period.

The weighted average remaining vesting period of employee and director options and warrants outstanding is 2.7 years.

Non employment stock based compensation

During 2004 and 2005, the Company issued the following warrants to purchase the Company's stock as part of invement units or as payment for services rendered to the Company.


                                                        Average Exercise   Weighted Average Grant
                                               Number        Price            Date Fair Value
                                              -------   ----------------   ----------------------
Outstanding at December 31, 2003                 --            --                   --
Granted during the period                   1,498,671        $1.34                $0.77
Vested during the period                    1,498,671        $1.34                $0.77
Exercised during the period                   510,335        $0.03                $1.73
Exercisable at December 31, 2004              988,336        $1.08                $1.25
Outstanding at December 31, 2004              988,336        $1.08                $1.25
Granted during the period                   1,850,726        $1.66                $1.56
Vested during the period                    1,850,726        $1.66                $1.56
Exercised during the period                   626,700        $0.14                $2.00
Outstanding at December 31, 2005            2,212,362        $1.83                $4.01
Exercisable at December 31, 2005            2,212,362        $1.83                $4.01



Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 8,101,011 in 2005 and 1,395,338 in 2004 were not included in the calculation of diluted earnings per share. Common stock equivalents at December 31, 2005 are comprised of employee options of 1,587,000, non employee options of 2,212,362 discussed above and Convertible Series A Preferred Stock plus accumulated dividends convertible at $2.50 per share of 4,301,649.

New Accounting Pronouncements

         SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140
                   This statement provides for the following:
                            1. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;
                            2. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
                            3. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
                            4. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
                   Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the Company's financial statements.

         SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3
                   Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management believes that this statement will not have a significant impact on the Company's financial statements.

          SFAS No. 123 (Revised 2004), Share-Based Payment
                   The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) will be required to apply Statement 123R as of the first interim or annual reporting period that begins after June 15, 2005 Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. As the Company uses the fair value method to measure its equity instruments, management believes that this statement will not have a significant impact on the Company's financial statements.

         Issue 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"
                   Application of Issue No. 98-5 to Certain Convertible Instruments," provide guidance on how companies should bifurcate convertible debt issued with a beneficial conversion feature into a liability and an equity component. For income tax purposes, such an instrument is only recorded as a liability. A question has been raised as to whether a basis difference results from the issuance of convertible debt with a beneficial conversion feature and, if so, whether the basis difference is a temporary difference. This issue has been added to the EITF's agenda to address these questions. Consensus was agreed to at the September 15, 2005 meeting and ratified by the FASB at the meeting on September 28, 2005. The Company account for the income tax consequences of the beneficial conversion feature of it Series A Preferred Stock consistent with this consensus.

         Issue 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues"
                   EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," provides guidance on whether modifications of debt result in an extinguishment of that debt. In certain situations, companies may change the terms of a conversion option as part of a debt modification, which may result in the following circumstances: (a) the change in the conversion option's terms causes the fair value of the conversion option to change but does not result in the modification meeting the condition in Issue 96-19 that would require the modification to be accounted for as an extinguishment of debt, and (b) the change in the conversion option's terms did not result in separate accounting for the conversion option under Statement 133. When both of these circumstances exist, questions have arisen regarding whether
                   (a) the modification to the conversion option, which changes its fair value, should affect subsequent interest expense recognition related to the debt and (b) a beneficial conversion feature related to a debt modification should be recognized by the borrower if the modification increases the intrinsic value of the debt. This issue has been added to the EITF's agenda to address these questions. Consensus was agreed to at the September 15, 2005 meeting and ratified by the FASB at the meeting on September 28, 2005. Management does not believe that this consensus will have a significant impact on the Company's financial statements.

         EITF Issue 05-2, The Meaning of "Conventional Convertible Debt Instrument" in EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"
                   Paragraph 4 of Issue 00-19 states that "the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer)". The term "conventional convertible debt instrument" is not defined in Issue 00-19 and, as a result, questions have arisen regarding when a convertible debt instrument should be considered "conventional" for purposes of Issue 00-19. A question has also arisen related to whether conventional convertible preferred stock should be treated similar to conventional convertible debt. This issue was added to the EITF's agenda to address these questions. Consensus was reached at the June 15-16, 2005 meeting and was ratified by the FASB at the June 29, 2005 meeting. Management believes that this consensus will not have a significant impact on the Company's financial statements.


Note 4. LICENSE AGREEMENT

On June 21, 2002, the Company entered into a U.S. technology license agreement with Bio-Products International, Inc., an Alabama corporation with respect to certain intellectual property and patented methods and processes. This agreement was amended on June 21, 2004 and again on August 19, 2005. The technology was designed to provide for the processing and separation of material contained in Municipal Solid Waste (MSW). This unique process, treats MSW with a combination of time, temperature and steam pressure. Temperatures of several hundred degrees cook the material and the pressure, and agitation causes a pulping action. This combination is designed to result in a large volume reduction, yielding high-density, cellulose biomass product that is ready for processing and/or market. The most recent patent includes the capturing of all Volatile Organic Compounds and was granted by the United States Patent and Trademark Office in October 2001.

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

For the license, the Company agreed to pay a one-time fee of $350,000, payable in several installments. The Company has recorded an intangible asset of $350,000 at December 31, 2003 and has recorded a payable for the outstanding balance of $167,500 at December 31, 2003. The final installment of $167,500 was paid in August 2004, two years after the signing of the agreement. The license will be amortized over the remaining life of the license beginning when the Company's plant is first operational.

During June 2004, the Company issued warrants to purchase 250,000 shares of its common stock at $1.50 per share to the owners of Bio-Products in consideration for their assistance in obtaining certain modifications and amendments to the license agreement. The fair value of the warrants of $100,625 was estimated at the date of grant using the option valuation model. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 4 years. The Company recorded the $100,625 fair value of the warrants as an increase to the capitalized license.

In addition, the Company is obligated to pay a royalty for every ton of waste processed using the licensed technology as follows:



                  Rate                   Tons processed per day
         ----------------------    ----------------------------------

                 $0.50                       1      -       2,000

                 $1.00                   2,001      -      10,000

                 $1.50                  10,001             and up



The Company is also obligated to pay a bonus to Bio-Products of two and one half percent (2.5%) of the gross sales price in excess of ten dollars ($10.00) per ton for the cellulose biomass product produced from MSW, utilizing the technology.

As additional consideration and for their experience and know-how regarding the technology, the Company agreed to pay Bio-Products a monthly payment for technical services of ten thousand dollars ($10,000) per month from January 2003 to April 2004 and twenty thousand dollars ($20,000) per month until the first plant becomes operational and then $15,000 per month for five years thereafter. As of December 31, 2005, all amounts due through such date have been paid.

Due to the proprietary nature of the vessel design utilized in the process, the Company also agreed that Bio-Products shall maintain the exclusive right of vessel manufacture, and the Company shall purchase all required process vessels exclusively from Bio-Products at a purchase price of cost plus 15%.

Note 5. SIGNIFICANT CONTRACT

In June 2003, the Company signed a 10-year contract with Taormina Industries, LLC, a wholly owned division of Republic Services, Inc., whereby TI has agreed to deliver residual waste to the Company for processing at its initial facility which will be located on the campus of TI in Anaheim, CA and is expected to be capable of processing approximately 500 tons per day. The second phase of the contract calls for the Company to build up to a 2,000 ton per day plant in the Orange County, California-area at a site mutually agreeable to both parties. It is estimated that the initial facility will cost the Company approximately $20 million and is projected to be completed and operations started in the second quarter of 2006, assuming funds are available. It is estimated that the second phase will cost the Company approximately $50 million, excluding land and building, and is projected to be completed in 2007 or 2008, if the Company is successful in raising the necessary funds in a timely manner. The agreement also grants TI a right of first refusal for an additional 10 counties throughout California where TI has operations. Under the terms of this contract, TI is obligated to pay a per ton tipping fee to the Company. The initial tipping fee is $30 per ton (payable monthly) of "Net Processed Waste" (defined as the total RMSW delivered to us less the total residual/non-processed waste removed by Taormina for handling and disposal by Taormina). The tipping fee is subject to increase or decrease based upon changes in certain county landfill disposal fees Taormina is required to pay. Our process is also expected to mechanically sort and collect standard recyclable materials such as scrap steel, cans, and aluminum. We also intend to make other products such as higher value paper products, ethanol, refuse derived fuel, cellulose insulation and building product additives. Under the terms of this first contract, these materials will be collected and sold to Taormina for resale to commodities buyers. The ultimate success of the Company is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance. The contract provides for three five year extentions

Effective July 26, 2004, the Company entered into a ten-year operating lease agreement, with one option for an additional 5-year extension, with TI for the site of the Company's initial processing facility. This lease agreement was amended on March 17, 2005 and July 27, 2005. The lease requires monthly rent of $15,900, subject to annual cost-of-living adjustments. The Company paid the lessor $95,400 upon execution of the lease representing prepaid rent of $63,600 and a $31,800 security deposit. The Company will also be required to lease facilities to complete the second phase of the contract.

Note 6. CONVERTIBLE PROMISSORY NOTES PAYABLE, NET

Convertible Promissory Notes Payable were convertible into common stock of World Waste of Anaheim, Inc. until 90 days after the first plant is fully operational. The number of shares shall be equal in value to the outstanding balance of the note and shall constitute 0.01% ownership in World Waste of Anaheim, Inc. for each $1,000 of the Note Payable. The Notes accrued interest at eight percent (8%) per annum. Unconverted promissory notes payable plus accrued interest were due and payable December 31, 2004. The Notes also had piggyback registration rights and were convertible into the Company's Common Stock at $1.00 per share in the event the Company becomes a public entity. All notes were converted to Common Stock of the Company at the time of the merger with VPTI in August 2004 and all accrued interest of $135,327 was forgiven and credited to Additional Paid in Capital.

Note 7. INCOME TAXES

The components of the income tax (expense) benefit for the fiscal years ended December 31, 2005 and 2004, and for the period from June 18, 2002 (Inception) to December 31, 2005, are as follows:

                                                                                       June 18, 2002
                                                        December 31,    December 31,    to December
                                                            2005            2004          31, 2005
                                                      --------------- --------------- ---------------
Federal (expense) benefit:
Current                                                            0               0               0
Deferred                                                   1,025,022         745,151       2,152,683
Valuation allowance                                       (1,025,022)       (745,151)     (2,152,683)
State (expense) benefit:
Current
Deferred                                                     279,770         212,294         600,928
Valuation allowance                                         (279,770)       (212,294)       (600,928)

                                                      --------------- --------------- ---------------
Total income tax (expense) benefit                                 0               0               0
                                                      =============== =============== ===============


The income tax (expense) benefit differs from the federal statutory rate because of the effects of the following items for the fiscal years ended December 31, 2005 and 2004, and for the period from June 18, 2002 (Inception) to December 31, 2005:

                                                                                       June 18, 2002
                                                        December 31,    December 31,    to December
                                                            2005            2004          31, 2005
                                                      --------------- --------------- ---------------
Statutory rate                                                  34.0%           34.0%           34.0%
State income taxes, net of federal benefit                       5.7%            5.6%            5.7%
Start-up costs                                                   0.0%            0.0%            0.3%
Non-deductible items                                             1.6%           -0.9%            0.4%
Change in valuation allowance                                  -41.3%          -38.7%          -40.4%

                                                      --------------- --------------- ---------------
Effective tax (expense) benefit rate                             0.0%            0.0%            0.0%
                                                      =============== =============== ===============

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credits.

The tax effected temporary differences and credit carry-forwards comprising the Company's deferred income taxes as of December 31, 2005 and 2004 are as follows:

                                                    December 31,    December 31,
                                                        2005            2004
                                                    ----------------------------
State taxes                                            (204,316)       (108,378)
Difference in basis of property                         (85,530)              0
Mark-to-Market Adjustment                              (165,346)              0
Capitalized Start-up costs                              524,702         674,616
Reserves not currently deductible                        50,709          87,691
Deferred compensation                                   252,727          66,963
Net operating losses                                  2,380,665         727,927
Valuation Allowance                                  (2,753,611)     (1,448,819)

                                                    ----------------------------
Net deferred income tax asset                                 0               0
                                                    ============================


The Company has recorded a valuation allowance in the amount set forth above for certain deferred tax assets where it is more likely than not the Company will not realize future tax benefits related to these items. The net changes in the valuation allowance for the fiscal years ended December 31, 2005 and 2004, and for the period from June 18, 2002 (Inception) through December 31, 2005 were $1,304,792, $957,445 and $2,753,611, respectively.

As of December 31, 2005, the Company has federal and state net operating loss carryforwards available to offset future taxable income of approximately $5,584,869 and $5,450,338, respectively. These federal and state net operating loss carryforwards expire through 2025 and 2015, respectively.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an "ownership change" (as defined in the Internal Revenue Code) of a corporation. The NOLs attributable to Voice Powered Technology International before its merger with World Waste of America, Inc. are almost completely limited according to these provisions. As such, the Company has excluded a significant portion of them in this analysis.

Note 8. NOTE PAYABLE

Note payable is comprised as follows:


                                                   December 31,   December 31,
                                                       2005           2004
                                                     --------       --------

Note Payable, monthly installments of $575, with
interest at 7.8%, secured by a vehicle               $   --         $ 22,368

Less: Current portion                                    --            5,343
                                                     --------       --------
                                                     $   --         $ 17,025
                                                     ========       ========

During the first quarter of 2005, the note was paid in full.

Note 9.  SENIOR SECURED DEBT

On November 1, 2005, the Company sold to accredited investors $4,015,000 aggregate principal amount of senior secured notes and Warrants to purchase up to a total of 529,980 shares of Common Stock. The Notes are due and payable in full on the earlier to occur of (i) the closing of one or more equity financings generating gross proceeds in an aggregate amount of at least $9.0 million, or
(ii) May 1, 2007. The Notes bear interest at an annual rate of 10.00% payable quarterly in arrears, on December 31, March 31, June 30 and September 30 of each year, beginning on December 31, 2005. The Notes are secured by a first-priority lien on substantially all of the Company's assets, and rank pari passu in right of payment with all existing and future senior indebtedness of the Company, and senior in right of payment to any subordinated indebtedness. If an event of default on the Notes occurs, the principal amount of the Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable, subject to certain conditions set forth in the Notes. These amounts automatically become due and payable in the case of certain types of bankruptcy or insolvency events of default involving the Company.

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $0.01 per share. In connection with the sale and issuance of these securities, the Company and the investors entered into a Registration Rights Agreement, dated November 1, 2005, pursuant to which the Company agreed to "piggyback" rights, which would include the shares of Common Stock issuable upon exercise of the Warrants on a registration statement filed by the Company with the Securities and Exchange Commission. The fair value of the warrants was $1,187,422. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 18.62%; and a term of one and a half years. The value of the warrants was deducted from the face amount of the debt and is being amortized as additional interest expense.

Chadbourn Securities, Inc. served as the Company's placement agent in connection with the offering in certain states in which Chadbourn is registered with the NASD as a broker/dealer (the "Chadbourn States"), and, for serving as such, received a cash fee from the Company of $307,340, and was issued warrants to acquire up to 134,600 shares of Common Stock at an exercise price of $2.50 per share and otherwise on the same terms as the Warrants sold to the investors. The Company also agreed to reimburse Chadbourn for its reasonable expenses incurred in connection with the offering. Chadbourn in turn has re-allowed a portion of these fees ($267,550 in cash and warrants to acquire up to 79,300 shares of Common Stock) to Northeast Securities, Inc., an NASD registered broker/dealer ("NES"), in connection with NES acting as a selling agent for the offering.

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

The fair value of all of the placement warrants, 160,600, was $66,670. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 18.62%; and a term of four years. The value of the warrants was deducted along with the cash placement fees paid from the face value of the debt and is being amortized as additional interest expense.

The Company's chief executive officer, works with Cagan McAfee Capital Partners, LLC ("CMCP"); Laird Cagan, a Managing Director of CMCP, acted as a registered representative of Chadbourn in connection with this offering.

The debt offering cost of $388,010, consisting of cash of $321,340 and warrant value of $66,670, is shown as a current asset and is being amortized over 18 months. The fair value of the warrant issued to the investors of $1,187,422, is shown as a reduction of the face value of the Notes on the balance sheet and is also being amortized over 18 months, the term of the Notes.

The interest expense of $68,032 and the amortization of the offering costs and warrant value of $174,547 were capitalized as construction cost on the Anaheim facility.

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

Each share of Series A Preferred will automatically convert into one share of Common Stock (i) in the event the Company consummates an underwritten public offering of its securities at a price per share not less than $5.00 and for a total gross offering amount of at least $10 million, (ii) in the event of a sale of the Company resulting in proceeds to the holders of Series A Preferred of a per share amount of at least $5.00, (iii) in the event that the closing market price of the Common Stock averages at least $7.50 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 75,000 shares over such period, (iv) upon the approval of a majority of the then-outstanding shares of Series A Preferred, or (v) unless the Company is otherwise obligated to redeem the shares as described above, on April 28, 2010.

Each holder has the right to convert its shares Series A Preferred into shares of Common Stock on a one-for-one basis at any time following the first to occur of September 30, 2006 or the Operational Date.

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $4.00 per share. The fair value of the warrants was $530,745. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 19.73%; and a term of five years. The value of the warrants was deducted from the face amount of the Series A Preferred and is being amortized as dividends.

In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a Registration Rights Agreement granting the investors certain demand and piggyback registration rights of the common stock issued upon conversion of the Series A Preferred and exercise of the Warrants. The Company filed a registration statement on August 4, 2005 to register for resale the underlying common stock shares related to the conversion feature of the Series A Preferred and the related Warrants. The registration statement was withdrawn on December 19, 2005. As of March 15, 2006, the registration statement has not been re-filed.

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

Chadbourn Securities, Inc. served as the Company's placement agent in connection with the offering , and for serving as such, received a cash fee from the Company of $375,000, and was issued warrants to acquire up to 244,536 shares of Common Stock at an exercise price of $2.50 per share and otherwise on the same terms as the Warrants sold to the investors.

The fair value of the placement warrants was $137,373. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 19.73%; and a term of four years. The value of the warrants was deducted along with the cash placement fees paid, $321,200, from the face value of the Series A Preferred.

The accounting for the Series A Preferred is as follows:


               Gross proceeds                                       $10,189,000
               Less: beneficial conversion feature                     (530,745)
               Less: offering costs                                    (839,673)
               Less: warrant value at issuance date                    (530,745)
                                                                    ------------
                  Subtotal                                            8,287,837
               Amortization of the beneficial conversion feature         70,765
               In kind dividend                                         565,124
                                                                    ------------
               Balance at December 31, 2005                          $8,923,726
                                                                    ============

Note 11. SHAREHOLDERS' EQUITY

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

During the second and third quarters ended June 30, 2004 and September 30, 2004 respectively, the Company obtained through a private placement an additional $3,093,910 from the sale of 2,311,872 shares of common stock, net of fees paid of $273,890 (2,245,206 of these shares were issued prior to the merger with VPTI on August 24, 2004). Under a Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to prepare and file a registration statement to register the resale of such shares within ninety days of completion of the Merger, August 23, 2004, and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable. The registration statement was withdrawn on December 19, 2005. As of March 15, 2006, the registration statement has not been re-filed.

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

Subsequent to the merger with VPTI, during the third and fourth quarters of the year ended December 31, 2004, in connection with a private placement of securities, the Company sold 1,192,000 units; each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (298,000 shares) of common stock of the Company at an exercise price of $0.01 per share for 5 years. The fair value of the warrants was $742,153. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 26.4%; and a term of 1 to 4 years. The consideration paid for the units was $2.50 per unit, for aggregate net proceeds to the Company of $1,879,770. As of December 31, 2004, 152,000 of these warrants had been exercised for net proceeds to the Company of $1,520. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of the shares and shares underlying the warrants. The registration statement was filed on August 4, 2005. The registration statement was withdrawn on December 19, 2005. As of March 15, 2006, the registration statement has not been re-filed.

During the quarter ended March 31, 2005, in connection with private placements of unregistered securities, the Company raised gross proceeds of $3,387,000 by issuing 1,354,800 units (each unit comprised of one (1) share of common stock in the Company (1,354,800 shares of common stock) and warrants exercisable for 0.25 shares (338,700 warrants)) at a purchase price of $2.50 per unit. The warrants expire five years after the date of the sale of the shares and are exercisable at $0.01 per share, subject to adjustment. All of the warrants were exercised during the quarter ended March 31, 2005. The fair value of the warrants was $843,487. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 19.73%; and a term of one year. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of shares and the shares underlying the warrants. The registration statement was filed on August 4, 2005. The registration statement was withdrawn on December 19, 2005. As of March 15, 2006, the registration statement has not been re-filed.

Note 12. COMMITMENT AND CONTINGENCIES

The Company and its subsidiaries and officers were named defendants in a lawsuit alleging breach of contract, fraud, and misrepresentation related to the breach of a residential real estate lease and an allegedly "detachable" warrant. On October 5, 2004, the Company entered into an agreement to settle the litigation. Pursuant to the settlement, the Company paid $150,000 by December 2005. The plaintiff has agreed to dismiss all claims with prejudice.

In March, 2004, the Company entered into a lease for office space in San Diego, CA. The lease term is for two years commencing April 1, 2004. In March of 2006 the lease was extended for an additional six months. Annual rent is $54,943 for year one, $56,634 for year two and $36,978 for the additional six months.

In July 2004, the Company entered into a lease for the initial facility in Anaheim, CA. The lease term is for 10 years commencing July 1, 2004, with three five-year renewal option. The monthly base rent of $15,900 adjusts annually based on the Consumer Price Index of Orange County.

Minimum lease payments for these operating leases for the years ending December 31 are:


                           2006                $241,937

                           2007                $190,800

                           2008                $190,800

                           2009                $190,800

                     Thereafter                $874,500


The Company is obligated to pay Bio Products for technical services $20,000 per month until the first plant becomes operational and then $15,000 per month for five years. The Company is also obligated to pay CMCP $5,000 per month for advisory services through December 31, 2006.

Note 13. RELATED PARTY TRANSACTIONS

In December 2003, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provides for CMCP to provide advisory and consulting services and for NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to the Company.

The agreement calls for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. The total professional fees paid to CMCP for the year ended December 31, 2004 for advisory services was $200,000. In May 2005, the agreement was amended to provide for the payment to CMCP of a monthly advisory fee of $5,000 and the Company entered into a separate agreement with John Pimentel to pay his monthly advisory fee of $15,000. In September 2005, John Pimentel was hired as the Company's Chief Executive Officer. CMCP's fee for monthly advisory fees for the year ended December 31, 2005 was $120,000. Prior to May 2005, John Pimentel was paid by CMCP to provide services to the Company. Subsequent to May 2005 and prior to his hiring as CEO, Mr. Pimentel was paid $60,000 for consulting services by the Company.

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

During 2005, the Placement Agent acted as the placement agent for us in connection with the private placement of 1,354,800 shares of our common stock and warrants to purchase 338,700 shares of our common stock, the private placement of 4,075,600 shares of our Series A Preferred Stock and warrants to purchase 407,560 shares of our common stock, and $4,015,000 aggregate principal amount of our senior secured promissory notes and warrants to purchase up to a total of 529,980 shares of Common Stock. In connection with those private placements, we paid the Placement Agent a commission of approximately $961,550. In addition, we paid the Placement Agent a non-accountable expense allowance of $267,740 and issued the Placement Agent, or its affiliates, warrants to purchase 548,486 of our common shares, at exercise price of $2.50. The values of the warrants, 302,292 were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate 3.6% to 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 19.7%; and a term of 4 years.

Note 14. EMPLOYMENT CONTRACTS

On April 28, 2005, the Company entered into new employment agreements with four of its executive officers. The new agreements supersede and replace each officer's existing employment agreement with the Company. Pursuant to the new agreements, the officers will continue to serve the Company in the same capacities but on an "at-will" basis. Effective December 31, 2005, the President of the Company resigned. The total annual salaries of the three remaining contracts are $650,000. Each officer is entitled to receive 12 months salary and continuation of benefits in the event the Company terminates his agreement for other than "good cause" or the officer resigns from the Company for "good reason" (as such terms are defined in the agreements). In addition, each officer is entitled to 12 months salary and continuation of benefits in the event of disability or death during the term of his agreement. The current Company CEO is not under an employment contract.

Note 15. SUBSEQUENT EVENTS

On February 10, 2006, the Company issued and sold $2,250,000 aggregate principal amount of its 10% senior secured debentures and warrants (the "Warrants") to purchase up to an aggregate of 297,000 shares of the Company's common stock, to three accredited investors.

The Warrants are exercisable for a period of five years commencing as of their issuance date and have an exercise price of $0.01 per share. The debentures are due and payable in full on the earlier to occur of (i) the closing of one or more equity financings generating gross proceeds in an aggregate amount of at least $9.0 million, or (ii) eighteen months after the closing date. The debentures bear interest at an annual rate of 10.00% payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The first interest payment is due on March 31, 2006. The debentures are secured by a first-priority lien on substantially all of the Company's assets, and rank pari passu in right of payment with all existing and future senior indebtedness of the Company, and senior in right of payment to any subordinated indebtedness.

In connection with the issuance of the debentures, the Company entered into a Registration Rights Agreement on February 10, 2006 pursuant to which it agreed to include the shares of common stock issuable upon exercise of the Warrants on a registration statement filed by the Company with the SEC.

In connection with this transaction, the holders of the Company's 10% senior secured notes described in Note 9 exchanged their notes for debentures on a dollar-for-dollar basis. Therefore, at the conclusion of the transaction the Company had a total of $6,265,000 of Senior Secured Debt outstanding.

The closing of this transaction was subject to a requirement to obtain the consent of the holders of the Company's Series A Preferred Stock. On February 6, 2006, the holders of the Company's Series A Preferred Stock gave their consent to the transaction pursuant to a letter agreement with the Company (the "Series A Consent"). In connection with obtaining the Series A Consent, the Company agreed to deliver to the holders of Series A Preferred Stock warrants to purchase a total of 407,560 shares of the Company's Common Stock at an exercise price of $0.01 per share. Pursuant to the Series A Consent, (i) the Company also agreed to call a shareholders' meeting to approve an amendment of certain provisions of the Series A Preferred Stock Certificate of Determination, and
(ii) the holders of Series A Preferred Stock agreed to waive certain of their veto rights and contractual rights to facilitate the Company's next round of financing.