Form 10KSB/A
period 2005-12-31
WORLD WASTE TECHNOLOGIES INC
filed 2006-05-15
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission file number: 1-11476

WORLD WASTE TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

California	95-3977501
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

13250 Evening Creek Drive, San Diego, California	92128
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (858) 391-3400

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Issuer’s revenues for its most recent fiscal year: $0

Aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold as of May 1, 2006 was approximately $59,801,491, assuming solely for purposes of this calculation that all directors and executive officers of the issuer and all stockholders beneficially owning more than 10% of the Issuer’s common stock are “affiliates.” This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 24,730,807 shares of the issuer’s common stock outstanding on May 1, 2006.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

The following items of Form 10-KSB were the subject of a Form 12b-25 and are included herein: 9, 10, 11, 12 and 14.

 EXPLANATORY NOTE

World Waste Technologies, Inc., a California corporation (the “Company”), is filing this Amendment No. 1 on Form 10-KSB/A (this “Amendment”) to amend its Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2006 (the “Original 10-KSB”).

This Amendment is being filed to amend the Original 10-KSB to include the information required by Items 9, 10, 11, 12 and 14 of Part III of Form 10-KSB. In addition, on the cover page of this Amendment, (i) the reference in the Original 10-KSB to the incorporation by reference of the Company’s 2006 definitive proxy statement has been deleted, and (ii) the information with respect to the number of outstanding shares of the Company’s common stock and the market value of such shares held by Company non-affiliates has been updated. The Company is also updating its list of exhibits in Item 13 of this Amendment to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”) required to be filed with this Amendment and to include the signature page and certifications described in the following paragraph.

The signature page and the certifications specified in Exchange Act Rules 13a-14(a) and 13a-14(b) that are contained in the electronic version of the Original 10-KSB that was filed with the SEC are dated “March __, 2006” rather than March 30, 2006. The Company has corrected this error by filing a signed and dated signature page and signed and dated certifications as exhibits to this Amendment.

Except for the amendments and updates that are described in the preceding paragraphs, (i) this Amendment does not modify or update the Original 10-KSB, and (ii) this Amendment does not reflect events that occurred after the filing of the Original 10-KSB.

Throughout this Amendment, the terms “World Waste”, “WWT”, “we”, “us”, “our”, the “Company” and “our Company” refer to World Waste Technologies, Inc., a California corporation formerly known as Voice Powered Technologies International, Inc. and, unless the context indicates otherwise, also include our subsidiary, World Waste Operations, Inc., a California corporation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the name, age, background and position held by each of our executive officers and directors as of May 1, 2006. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by our stockholders.

Name	Age	Principal Occupation	Year First Elected Director

John Pimentel	40
Mr. Pimentel has been the Chief Executive Officer of WWT since September 1, 2005, and he has served as a director of WWT since February 2004. From 1993-1996, Mr. Pimentel served as Deputy Secretary for Transportation for the State of California where he oversaw a $4.5 billion budget and 28,000 employees including the Department of Transportation, the California Highway Patrol, and parts of the Department of Motor Vehicles. From 1998 to 2002, he worked with Bain & Company in the firm’s Private Equity Group and the general consulting practice. Since 2003, Mr. Pimentel has worked with Cagan McAfee Capital Partners, LLC where he is responsible for business development, investment structuring and portfolio company management. Mr. Pimentel has an M.B.A. from Harvard Business School and a B.A. from University of California at Berkeley. From 2004 to 2005, Mr. Pimentel also served as a member of the board of directors of Pacific Ethanol, Inc. (PEIX).

			2004
Thomas L. Collins	66
Mr. Collins has been the Executive Vice President of WWT since September 1, 2005. Prior to serving in that capacity, Mr. Collins was the Chief Executive Officer of WWT since February 2004. Mr. Collins has served as a director of WWT since February 2004. He worked with Waste Management, Inc. from 1972 to 1995, including serving as the Vice President and Controller for the Western Region. After retiring from Waste Management in 1995, Mr. Collins was an independent consultant for the waste industry until joining our predecessor company in January 2003 as Executive Vice President. Mr. Collins has a B.A. in Business Administration and Accounting from Quincy University and is a certified public accountant.

			2004

Name	Age	Principal Occupation	Year First Elected Director
James L. Ferris, Ph.D. (1) (2)	62
Mr. Ferris joined our Board of Directors in 2004. Mr. Ferris served as a member of the board of directors of Albany International from 2000 - 2004. Mr. Ferris has been a trustee of the Institute of Paper Science and Technology since 2003 and prior to that he was the President and Chief Executive Officer of the Institute of Paper Science and Technology from 1996 to 2003. Mr. Ferris completed the Advanced Management Program at Harvard Business School in 1992, received his Ph.D. (1972) and M.S. (1969) from the Institute of Paper Chemistry at Lawrence University, and obtained his B.S. in Chemical Engineering from the University of Washington in 1966.

			2004
Ross M. Patten (1) (2) (3)	62
Mr. Patten joined our Board of Directors in 2005. Mr. Patten is Chairman of the Board and a Vice President of Synagro Technologies, Inc., a residuals management company. Mr. Patten served as the Chief Executive Officer of Synagro Technologies, Inc. from February 1998 until September 2003. Prior to joining Synagro Technologies, Inc., Mr. Patten served at Browning-Ferris Industries for 17 years, where he last served as Divisional Vice President-Corporate Development. He also served as Executive Vice President for Development of Wheelabrator Technologies, a Waste Management, Inc. subsidiary, and director and Vice President-Business Development at Resource NE, Inc. prior to its acquisition by Waste Management, Inc. Mr. Patten was a founder, principal and Managing Director of Bedford Capital, an investment firm specializing in environmental companies, and of Bedford Management, which provides consulting services to publicly held waste management and environment related companies in the areas of growth and acquisition strategy formation and implementation.

			2005
Sam Pina Cortez (1) (3)	42
Mr. Cortez joined our Board of Directors in 2005. Mr. Cortez has been a principal at KCL Development, LLC since 2003, where he provides business consulting and financial advisory services, primarily to growth companies and new business ventures. Prior to KCL Development, Mr. Cortez spent over twelve years in investment banking, focused primarily in the environmental industry. From 2000 to 2003, Mr. Cortez was a Senior Vice President of Investment Banking at Lehman Brothers, and prior to that he worked as an investment banker at Donaldson, Lufkin & Jenrette, Alex. Brown & Sons Incorporated and Morgan Stanley International. Mr. Cortez received an M.B.A. from the Harvard Graduate School of Business Administration and a B.S. in Chemical Engineering from the University of California, Berkeley.

			2005

Name	Age	Principal Occupation	Year First Elected Director
Fred Lundberg	69
Mr. Lundberg joined WWT in 2004 as a director and Senior Vice President and Secretary in 2004. He resigned as a director in 2005. He is responsible for the engineering, design and construction of our facilities, and for the market development and sales of the unbleached fiber production from our facilities. From 2001 to 2004, Mr. Lundberg was President of Veritas Consulting, LLC, where he provided strategic and tactical consulting services to domestic pulp and paper clients. He was also Manager of the Pulp and Paper Industry Practice for Baker & O’Brien, Inc., where he provided chemical engineering consulting services and expert witness services to pulp and paper clients under a semi-exclusive consulting contract between Veritas and Baker & O’Brien. From 1998 to 2000, Mr. Lundberg was Acting President/Vice President for Jacobs-Sirrine Consultants, a subsidiary of Jacobs Engineering, Inc., where he managed the Facilities & Economics Group that provided competitive analysis services to pulp and paper clients, and managed and led strategic consulting and due diligence projects for domestic and international pulp and paper clients.

			Not a director
David A. Rane	52
Mr. Rane joined WWT in November 2004 as WWT’s Senior Vice President and Chief Financial Officer. Mr. Rane provided consulting services to WWT from April 2004 to November 2004. Mr. Rane served as Executive Vice President and Chief Financial Officer for Callaway Golf Company from 1994 to 2000. Prior to that, Mr. Rane worked at PricewaterhouseCoopers for 14 years in their San Diego, Brussels and National Offices. Since leaving Callaway Golf, Mr. Rane has served as Executive Vice President of two development stage companies, StoreRunner Network Inc. (from 2000 to 2001) and SureBeam Corporation (from 2001 to 2004), and most recently served as Vice Chancellor for Financial Management for The National University System (from May 2004 to November 2004). SureBeam Corporation filed for protection under Chapter 7 of the United States Bankruptcy Code in January 2004. Mr. Rane is a certified public accountant and has a B.A. in Accounting from Brigham Young University.

			Not a director

(1)	Member of our Audit Committee.

(2)	Member of our Compensation Committee.

(3)	Member of our Finance Committee.

Audit Committee and Compensation Committee

In August 2004, our Board of Directors established an Audit Committee. Our Board of Directors has instructed the Audit Committee to meet periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. The Audit Committee is composed of Mr. James Ferris, Mr. Ross M. Patten and Mr. Sam Pina Cortez. Each of these individuals is a non-employee director.

Our Board of Directors has also established a Compensation Committee and a Finance Committee. The Compensation Committee is currently comprised of Messrs. Ferris and Patten. The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The Compensation Committee also administers our stock option plan. The Finance Committee reviews, acts on and reports to our Board of Directors regarding various financial management and budgeting matters, including the review of our monthly, quarterly and yearly budget and expenses, the review of our financial state and the review of certain proposed commitments and obligations of our company. There are currently two members of the Finance Committee, Messrs. Cortez and Patten.

Audit Committee Financial Expert

While our Board of Directors believes that our Audit Committee members are financially literate and have a level of financial sophistication necessary to serve on the Audit Committee, it has determined that we do not have an “audit committee financial expert,” as defined under Item 401(e)(2) of Regulation S-B of the Securities Act of 1933, serving on the Audit Committee. Given the limited scope of our operations to date, the Board of Directors believes that the Company does not currently need to have an audit committee financial expert serving on the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of our common stock (collectively, “Reporting Persons”) to file reports of common stock ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended December 31, 2005, all of the Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis.

Code of Ethics

The Company has adopted a “Code of Ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules that applies to our officers, directors and employees. The Board of Directors will not permit any waiver of any ethics policy for any director or executive officer. A copy of the Code of Ethics will be made available to our shareholders without charge upon request by contacting us at 858-391-3400.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of the individuals who served, during the year ended December 31, 2005, as our Chief Executive Officer and the next most highly compensated executive officers (collectively, the “Named Executive Officers”) whose total annual salary and bonus was in excess of $100,000. Except as listed below, there were no bonuses, restricted stock awards, stock options, stock appreciation rights or any other compensation paid to the Named Executive Officers.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary		Bonus	Securities Underlying Options (#)	All Other Compensation
John Pimentel Chief Executive Officer (1)	2005 2004 2003		$56,768 — —	— — —	— — —	— — —
Thomas L. Collins Chief Executive Officer and Executive Vice President (2)	2005 2004 2003	$ $ $	224,000 176,000 106,000	— — —	— 100,000 (6) —	— — —
Fred Lundberg Senior Vice President (3)	2005 2004 2003	$ $	202,000 126,000 —	— — —	75,000 (6) — —	— — —
David A. Rane Senior Vice President and Chief Financial Officer (4)	2005 2004 2003	$ $	224,000 30,000 —	— — —	500,000 150,000 (7) —	— — —
Steven Racoosin President (5)	2005 2004 2003	$ $ $	225,000 178,000 127,000	— — —	— 75,000 (6) —	— — —

(1)
Mr. Pimentel joined the Company in September 2005 as our Chief Executive Officer. Mr. Pimentel deferred $30,115 of his salary that he earned in 2005. The Company paid Mr. Pimentel $90,000 in consulting fees in 2005 prior to the date that Mr. Pimentel became an employee of the Company.

(2)
Mr. Collins joined the Company in January 2003 as our Executive Vice President and became our Chief Executive Officer in February 2004. Mr. Collins resigned as Chief Executive Officer in September 2005 and became the Company’s Executive Vice President. Mr. Collins deferred $31,000 of his salary that he earned during 2004, and he deferred $50,000 of his salary that he earned during 2003. During 2005, the Company paid Mr. Collins the amounts deferred in 2003 and 2004. During 2005, Mr. Collins deferred $15,077 of his salary that he earned in 2005.

(3)
Mr. Lundberg joined the Company in 2004 as our Senior Vice President. Mr. Lundberg deferred $21,000 of his salary earned during 2004. During 2005, the Company paid Mr. Lundberg the amount that he deferred in 2004. During 2005, Mr. Lundberg deferred $13,596 of his salary that he earned in 2005.

(4)
Mr. Rane joined the Company in November 2004 as the Company’s Senior Vice Present and Chief Financial Officer. Mr. Rane deferred $6,000 of his salary earned during 2004. During 2005, the Company paid Mr. Rane the amount he deferred in 2004. During 2005, Mr. Rane deferred $6,462 of his salary that he earned in 2005.

(5)
Mr. Racoosin joined the Company in February 2004 as President. He resigned from the Company on December 31, 2005. Mr. Racoosin deferred $34,738 of his salary that he earned during 2004, and he deferred $39,000 of his salary that he earned during 2003. The Company paid Mr. Racoosin in 2005 the amounts that he deferred during 2003 and 2004. Mr. Racoosin deferred $15,144 of his salary that he earned in 2005.

(6)	Represents the number of shares of common stock underlying warrants that were granted to the Named Executive Officer.

(7)	Represents the number of shares of common stock underlying options that were granted to the Named Executive Officer but subsequently cancelled on December 23, 2005.

During the three years prior to the merger of the Company with and into a subsidiary of Voice Powered Technology International, Inc., none of the officers and directors of Voice Powered Technology International, Inc. received any salary, bonuses or other compensation.

Stock Option Grants

The following table contains information concerning grants of stock options during the fiscal year ended December 31, 2005 by us to the Named Executive Officers. We have not granted any stock appreciation rights.

Option Grants in Fiscal Year Ended December 31, 2005

	Individual Grants
Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year	Exercise Price	Expiration Date
David A. Rane	350,000 (1)	20.83%	$3.25	11/10/2014
David A. Rane	350,000 (2)	20.83%	$2.70	11/10/2014
David A. Rane	150,000 (3)	8.92%	$2.70	11/10/2014

(1)
Represents an option to purchase 350,000 shares of common stock granted on April 18, 2005 that would have become exercisable as to 12/48ths on April 18, 2006 and 1/48th per month thereafter. This option was cancelled on December 23, 2005.

(2)	Represents an option to purchase 350,000 shares of common stock granted on December 23, 2005 that became exercisable as to 12/48ths on April 18, 2006 and vests 1/48th per month thereafter.

(3)	Represents an option to purchase 150,000 shares of common stock granted on December 23, 2005 that became exercisable as to 12/48ths on January 10, 2005 and vests 1/48th per month thereafter.

Aggregate Options

The following table contains information concerning each exercise of stock options during the twelve-month period ended December 31, 2005 by each of the Named Executive Officers and the fiscal year-end value of unexercised options. We have not granted any stock appreciation rights.

Aggregated Option/SAR Exercises in Fiscal Year Ended December 31, 2005
and FY-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/ Unexercisable (3)
John Pimentel	—	—	—	—
Thomas L. Collins	—	—	66,666 /100,000 (1)	$80,000/40,000 (1)
Fred Lundberg	—	—	50,000 /75,000 (1)	$60,000/30,000 (1)
David A. Rane	—	—	138,020 /500,000 (2)	$13,802/$36,198 (2)
Steven Racoosin	—	—	50,000/75,000 (1)	$60,000/30,000 (1)

(1)	Represents warrants to purchase common stock.

(2)	Represents options to purchase common stock.

(3)
Dollar amounts reflect the net values of outstanding stock options or warrants computed as the difference between $2.80 (the last reported sale price on December 31, 2005) and the exercise price of the options or warrants.

Employment Agreements

John Pimentel is employed as our Chief Executive Officer on an at-will employment basis. He currently receives a monthly salary of $15,000.

Thomas L. Collins is employed under an employment agreement that provides a minimum annual salary of $224,000. Mr. Collins’ employment is at will. This agreement was entered into with Mr. Collins on April 28, 2005 and supersedes Mr. Collins’ prior agreement with the Company. Mr. Collins was originally hired to act as Executive Vice President and, in February 2004, the Board of Directors elected Mr. Collins as the Chief Executive Officer. Mr. Collins resigned as Chief Executive Officer in September 2005. The agreement provides discretion for the Board of Directors to increase the annual salary based upon Mr. Collins’ performance. The agreement also provides for salary continuance for one year after death and severance equal to one year of salary in the event that Mr. Collins is terminated without cause or resigns for good reason. The agreement provides for indemnification of Mr. Collins for decisions made in good faith while performing services for us. Mr. Collins also entered into our standard indemnification agreement for officers of the Company, which provides, among other things, that we will indemnify Mr. Collins, under the circumstances set forth therein, for defense expenses, damages, judgments, fines and settlements incurred by him in connection with actions or proceedings to which he may be a party as a result of his position as an officer, employee, agent or fiduciary of the Company, and otherwise to the full extent permitted under our bylaws and California law.

Fred Lundberg is employed under an employment agreement that provides a minimum annual salary of $202,000. Mr. Lundberg’s employment is at will. This agreement was entered into with Mr. Lundberg on April 28, 2005 and supersedes Mr. Lundberg’s prior agreement with the Company. The agreement provides discretion for the Board of Directors to increase the annual salary based upon Mr. Lundberg’s performance. The agreement also provides for salary continuance for one year after death and severance equal to one year of salary in the event that Mr. Lundberg is terminated without cause or resigns for good reason. The agreement provides for indemnification of Mr. Lundberg for decisions made in good faith while performing services for us. Mr. Lundberg also entered into our standard indemnification agreement for officers of the Company, which provides, among other things, that we will indemnify Mr. Lundberg, under the circumstances set forth therein, for defense expenses, damages, judgments, fines and settlements incurred by him in connection with actions or proceedings to which he may be a party as a result of his position as an officer, employee, agent or fiduciary of the Company, and otherwise to the full extent permitted under our bylaws and California law.

David A. Rane is employed under an employment agreement that provides a minimum annual salary of $224,000. Mr. Rane’s employment is at will. This agreement was entered into with Mr. Rane on April 28, 2005 and supersedes Mr. Rane’s prior agreement with the Company. The agreement provides discretion for the Board of Directors to increase the annual salary based upon Mr. Rane’s performance. The agreement also provides for salary continuance for one year after death and severance equal to one year of salary in the event that Mr. Rane is terminated without cause or resigns for good reason. The agreement provides for indemnification of Mr. Rane for decisions made in good faith while performing services for us. Mr. Rane also entered into our standard indemnification agreement for officers of the Company, which provides, among other things, that we will indemnify Mr. Rane, under the circumstances set forth therein, for defense expenses, damages, judgments, fines and settlements incurred by him in connection with actions or proceedings to which he may be a party as a result of his position as an officer, employee, agent or fiduciary of the Company, and otherwise to the full extent permitted under our bylaws and California law.

Steven Racoosin was employed as the Company’s President under an employment agreement dated as of April 28, 2005. On December 2, 2005, the Company and Mr. Racoosin entered into a letter agreement that amended the employment agreement in full effective as of December 31, 2005. Pursuant to the letter agreement, Mr. Racoosin resigned as the Company’s President and became a consultant to the Company for a term of one year unless the term is renewed by the Company. The letter agreement with Mr. Racoosin also provides as follows:

•
The Company agreed to make a lump sum payment to Mr. Racoosin of one month of salary plus all accrued and unused vacation pay under his employment agreement, less all applicable withholdings, and the Company agreed to make a second payment to Mr. Racoosin equal to all accrued deferred salary under his employment agreement, which equaled $15,144.22.

•
Mr. Racoosin’s shares of the Company’s common stock are subject to transfer restrictions contained in a registration rights agreement. Under the December 2 letter agreement, the Company permitted Mr. Racoosin to enter into a “Rule 10b5-1 trading plan” regarding certain of his shares of the Company’s common stock. The number of shares that Mr. Racoosin is permitted to sell under the plan is limited to 15,000 shares per month and 200,000 shares in the aggregate. The letter agreement also permits Mr. Racoosin to consummate a one-time private re-sale to an accredited investor(s) in a single transaction or a series of related transactions to the same accredited investor(s) of up to 100,000 shares of the Company’s common stock, subject to the satisfaction of specified conditions.

•
During the term of the consulting arrangement and for one year thereafter, Mr. Racoosin will be subject to non-competition and non-solicitation covenants and a confidentiality agreement. The Company and Mr. Racoosin also released each other from any claims, damages and other costs relating to the change in Mr. Racoosin’s status from an officer/employee of the Company to a consultant.

2004 Equity Incentive Plan

The Board of Directors adopted the Company’s 2004 Stock Option Plan (the “2004 Plan”) on March 25, 2004. The 2004 Plan was approved by the written consent of the stockholders of the Company on March 25, 2004. Under the terms of the 2004 Plan, we are authorized to grant incentive awards for up to 2,000,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. There were outstanding awards covering 1,307,000 shares as of December 31, 2005.

The 2004 Plan provides for the grant of options intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code and options that are not intended to so qualify, which we refer to as non-statutory stock options. The 2004 Plan also provides for the grant of shares of common stock that are subject to specified restrictions. The 2004 Plan is administered by the Compensation Committee of the Board of Directors.

The exercise price for incentive stock options granted under the 2004 Plan may not be less than the fair market value of the shares of common stock on the date the option is granted. The exercise price and term for non-statutory stock options may be any price not less than 85% of the fair market value of the shares of common stock on the date the option is granted. Options granted under the 2004 Plan have a maximum term of ten years.

Unless otherwise provided in an option agreement, each outstanding option may, in the sole discretion of the Compensation Committee, become immediately fully exercisable upon the closing of (i) any transaction, or series of transactions, that has the result that our shareholders immediately before such transaction cease to own at least 51 percent of our voting stock, (ii) a consolidation, reorganization, liquidation or dissolution in which we do not survive, or (iii) the sale, lease, exchange or other disposition of all or substantially all our property and assets.

The Compensation Committee may in its sole discretion accelerate the date on which any option may be exercised and may accelerate the vesting of any shares subject to any option or previously acquired by the exercise of any option. Options granted to officers and directors under the 2004 Plan may not be exercised, unless otherwise expressly provided in any option, until six months following the date of grant. The Compensation Committee may cancel, effective upon the date of the consummation of certain corporate transactions that would result in an option becoming fully exercisable, any option that remains unexercised on such date. Such notice will be given a reasonable period of time prior to the proposed date of such cancellation and may be given either before or after shareholder approval of such corporate transaction.

The expiration date of an option is determined by the Compensation Committee at the time of the grant and is set forth in the applicable option agreement. In no event may an option be exercisable after ten years from the date it is granted.

Restricted stock may be granted to employees or consultants. The grant may be subject to vesting or forfeiture conditions similar to options. Additional restrictions on transfer may be imposed by the Compensation Committee.

Directors’ Compensation

Directors who are also our employees receive no additional compensation for serving on the Board of Directors. We compensate non-employee directors with a $500 per day payment for attending meetings or otherwise working on Company business. In addition, we reimburse non-employee directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors.

We have granted the following stock options to our non-employee directors under the 2004 Plan:

On November 1, 2005, our Board of Directors granted non-statutory stock options to acquire up to a total of 340,000 shares of common stock with an exercise price of $2.25 to several employees and the non-employee members of our Board. The $2.25 exercise price was equal to the closing price of the Company’s common stock on the over-the-counter bulletin board market on November 1, 2005. Each of the grants is subject to vesting and has a term of ten years. The employee grants vest 25% on the first anniversary of each respective vesting commencement date with the remainder vesting monthly in 36 equal installments. The grants to the non-employee members of our Board vest in 24 equal monthly installments.

On December 23, 2005, our Board of Directors granted non-statutory stock options to acquire up to a total of 990,000 shares of common stock with an exercise price of $2.70 to several employees and the non-employee members of the Board. The $2.70 exercise price was equal to the closing price of the Company’s common stock on the over-the-counter bulletin board market on December 23, 2005. Each of the grants is subject to vesting and has a term of ten years. The employee grants vest 25% on the first anniversary of each respective vesting commencement date with the remainder vesting monthly in 36 equal installments. The grants to the non-employee members of our Board vest in 24 equal monthly installments. Of the 990,000 options granted, one grant in the amount of 50,000 was cancelled pursuant to the termination of an employee’s service to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 1, 2006 by (i) each person who is known by us to own beneficially more than five percent of our outstanding common stock; (ii) each of our directors; (iii) the executive officers listed above in Item 10 in the Summary Compensation Table; and (iv) all current executive officers and directors as a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group has the right to acquire on or within sixty days after May 1, 2006 pursuant to the exercise of options or warrants. As of May 1, 2006, 24,730,801 shares of our common stock were issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. The Company believes that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owed (1)	Percent of Class (1)
John Pimentel(2)	1,350,000	5.46%
Thomas L. Collins(3)	1,116,666	4.50%
David A. Rane (4)	500,000	1.98%
Fred Lundberg(5)	700,000	2.82%
James L. Ferris (6)	187,000	*
Ross M. Patten (7)	240,000	*
Sam Pina Cortez (8)	220,000	*
Steven Racoosin (9)	3,366,900	13.59%
One World Zero Waste, LLC (9)	3,366,900	13.59%
Darren Pedersen (10)	1,337,500	5.41%
Laird Q. Cagan (11)	2,306,122	9.32%
All directors and executive officers as a group (7 persons)	4,313,666	16.59%

*  Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)
Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of May 1, 2006 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of World Waste Technologies, Inc., 13250 Evening Creek Drive, Suite 130, San Diego, California, 92128.

(2)	Includes 350,000 shares owned by Mr. Pimentel’s spouse.

(3)	Includes 1,050,000 shares beneficially owned by a family trust and over which Mr. Collins has voting and dispositive power and 66,666 shares issuable upon exercise of a warrant.

(4)	Includes 500,000 shares issuable upon exercise of a stock option.

(5)	Includes 50,000 shares issuable upon exercise of a warrant.

(6)
Includes 187,000 shares issuable upon exercise of a stock option which is immediately exercisable but subject to repurchase by the Company in the event that optionee’s service to the company terminates. The Company’s repurchase right lapses as follows: with respect to the option to purchase (i) 7,000 shares granted on December 21, 2004, the Company’s repurchase right has fully lapsed; (ii) 90,000 shares granted on November 1, 2005, the Company’s repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to the Company after July 1, 2005; and (iii) 90,000 shares granted on December 23, 2005, the Company’s repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to the Company after January 1, 2006. The Company’s repurchase right also fully lapses in the event that the Company is subject to a change in control.

(7)
Includes 240,000 shares issuable upon exercise of a stock option which is immediately exercisable but subject to repurchase by the Company in the event that optionee’s service to the company terminates. The Company’s repurchase right lapses as follows: with respect to the option to purchase (i) 100,000 shares granted on November 1, 2005, the Company’s repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to the Company after July 1, 2005; (ii) 120,000 shares granted on December 23, 2005, the Company’s repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to the Company after January 1, 2006; and (ii) 20,000 shares granted on December 23, 2005, the Company’s repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to the Company after July 1, 2005. The Company’s repurchase right also fully lapses in the event that the Company is subject to a change in control.

(8)
Includes 220,000 shares issuable upon exercise of a stock option which is immediately exercisable but subject to repurchase by the Company in the event that optionee’s service to the company terminates. The Company’s repurchase right lapses as follows: with respect to the option to purchase (i) 110,000 shares granted on November 1, 2005, the Company’s repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to the Company after July 1, 2005; and (ii) 110,000 shares granted on December 23, 2005, the Company’s repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to the Company after January 1, 2006. The Company’s repurchase right also fully lapses in the event that the Company is subject to a change in control.

(9)
Address: 3849 Pala Mesa Drive, Fallbrook, CA 92028. Mr. Racoosin has voting and dispositive power over the 3,316,900 shares that are owned of record by One World Zero Waste, LLC, and such shares are also included in the table opposite Mr. Racoosin’s name. Includes 50,000 shares issuable upon exercise of a warrant.

(10)	Address: 903 Tourmaline Street, San Diego, California 92109.

(11)
Includes (i) 1,585,000 shares owned of record by Laird Q. Cagan, (ii) 200,000 shares owned of record by the KQC Trust, of which Mr. Cagan is the sole trustee, (iii) 426,122 shares that Mr. Cagan currently has the right to acquire pursuant to warrants, and (v) 95,000 shares out of a total of 190,000 shares that Cagan McAfee Capital Partners, LLC, an entity in which Mr. Cagan holds a 50% interest and shares voting and dispositive power, currently has the right to acquire pursuant to warrants. Excludes the remaining 95,000 shares that Cagan McAfee Capital Partners, LLC has the right to acquire pursuant to warrants and as to which Mr. Cagan disclaims beneficial ownership. Address is c/o Cagan McAfee Capital Partners, LLC, 10600 N. De Anza Blvd., Suite 250, Cupertino, CA 95014.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to shares of common stock that may be issued under the Company’s equity compensation plans, which include individual compensation arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,330,000	$2.58	690,000

Equity compensation plans not approved by security holders	250,000	$1.50	0

Total	1,580,000	$2.44	690,000

The only equity compensation plan approved by the Company’s shareholders is the 2004 Equity Incentive Plan that is described under Item 10 above. Except as described below with respect to the issuance of certain warrants, the Company has not adopted without the approval of its shareholders any equity compensation plans under which its securities are authorized for issuance.

On May 10, 2004, the Company’s Board of Directors granted warrants to each of Thomas L. Collins, the Company’s then-Chief Executive Officer, Steve Racoosin, the Company’s then-President and Fred Lundberg, the Company’s then-Senior Vice President, to acquire up to 100,000, 75,000 and 75,000 shares, respectively, of the Company’s common stock. The warrants, which were all issued in connection with services rendered to the Company and vest through January 2008, each have a strike price of $1.50 per share (the fair market value of the Company’s common stock at the time of grant), a term of seven years and a cashless exercise provision.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2003, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC (“CMCP”). The agreement provides for CMCP to provide advisory and consulting services and for an NASD broker dealer, Chadbourn Securities Inc. (“Chadbourn”), to provide investment banking services to the Company.

The agreement calls for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. The total professional fees paid to CMCP for the year ended December 31, 2005 for advisory services were $200,000. John Pimentel, our Chief Executive Officer and a member of our Board of Directors, is a principal of CMCP.

Chadbourn and Laird Q. Cagan, a registered representative of Chadbourn, acted as the placement agent (collectively, the “Placement Agent”) for us in connection with the private placement of 3,923,370 shares of our common stock in 2004. In connection with those private placements, we paid the Placement Agent a commission of 8% of the price of all shares sold by it, or approximately $487,200. In addition, we paid the Placement Agent a non-accountable expense allowance (equal to 2% of the purchase price of the shares or approximately $90,000) and issued the Placement Agent, or its affiliates, warrants to purchase 392,337 of our common shares, at exercise prices between $1.00 and $2.50. Mr. Cagan is a significant shareholder of WWT.

During 2005, the Placement Agent acted as the placement agent for us in connection with the private placement of 1,354,800 shares of our common stock and warrants to purchase 338,700 shares of our common stock, the private placement of 4,075,600 shares of our Series A Preferred Stock and warrants to purchase 407,560 shares of our common stock, and $4,015,000 aggregate principal amount of our senior secured promissory notes and warrants to purchase up to a total of 529,980 shares of Common Stock. In connection with those private placements, we paid the Placement Agent a commission of approximately $961,550. In addition, we paid the Placement Agent a non-accountable expense allowance of $267,740 and issued the Placement Agent, or its affiliates, warrants to purchase 548,486 of our common shares, at an exercise price of $2.50.

We believe that all of the transactions described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions with affiliated persons will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13. EXHIBITS

Exhibit
Number	Description

2.1	Amended Agreement and Plan of Reorganization by and between Voice Powered Technology International, Inc., V-Co Acquisition, Inc. and World Waste Technologies, Inc., dated as of March 25, 2004. (1)

2.2
Amendment No. 1 dated August 24, 2004 to Agreement and Plan of Reorganization dated as of March 25, 2004 among Voice Powered Technology International, Inc., V-CO Acquisition, Inc. and World Waste Technologies, Inc. (2)

3.1	Amended and Restated Articles of Incorporation of the Company. (7)

3.2	Certificate of Determination of Rights, Preferences and Privileges of the 8% Series A Cumulative Redeemable Convertible Participating Preferred Stock of the Company (8)

3.3	Bylaws of the Company, as amended. (3)

4.1	Specimen Stock Certificate. (7)

4.2	Form of outstanding Warrant. (4)

10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers. (5)

10.2	Form of Registration Rights Agreement. (2)

10.3	2004 Stock Option Plan. (7)

10.4	Form of stock option agreement. (7)

10.5	Lease between World Waste of America, Inc., a wholly-owned subsidiary of the Company, and Legacy Sabre Springs, LLC, dated as of March 10, 2004. (7)

10.6	Lease Agreement between the Company and Taormina Industries, LLC, dated as of July 14, 2004. (2)

10.7	Amendment No. 1 to Lease Agreement between the Company and Taormina Industries, LLC, dated as of March 17, 2005. (6)

10.8	Waste Recycle Agreement between the Company and Taormina Industries, LLC, dated as of June 27, 2003. (2)

10.9	Revised Amended and Restated Technology License Agreement between the Company and Bio-Products International, Inc., dated August 19, 2005. (11)

10.10	Employment Agreement with Thomas L. Collins. (9)

10.11	Employment Agreement with Steve Racoosin. (9)

10.12	Employment Agreement with Fred Lundberg. (9)

10.13	Employment Agreement with David A. Rane. (9)

10.14	Stock Purchase Warrant Issued to Thomas L. Collins. (2)

10.15	Stock Purchase Warrant Issued to Steven Racoosin. (2)

10.16	Stock Purchase Warrant Issued to Fred Lundberg. (2)

10.17	Stock Purchase Warrant Issued to Dr. Michael Eley. (2)

10.18	Stock Purchase Warrant Issued to Don Malley. (2)

10.19	Senior Promissory Note in favor of Trellus Management, LLC. (8)

10.20	Securities Purchase Agreement dated as of April 28, 2005 among the Company, Trellus Offshore Fund Limited, and Trellus Partners, LP, Trellus Partners II, LP. (9)

10.21	Form of Warrant. (9)

10.22
Registration Rights Agreement dated as of April 28, 2005 by and among the Company, Trellus Offshore Fund Limited, Trellus Partners, LP, and Trellus Partners II, LP, a Delaware limited partnership and the individuals and entities set forth on the signature pages thereto. (9)

10.23	Engagement Agreement dated as of April 28, 2005 between the Company and Cagan McAfee Capital Partners, LLC. (9)

10.24	Engagement Agreement dated as of April 28, 2005 between the Company and Cagan McAfee Capital Partners, LLC. (9)

10.25	Engagement Agreement dated as of April 28, 2005 between the Company and Chadbourn Securities, Inc. and Addendum dated April 29, 2005. (9)

10.26	Amendment No. 1 to Lease Agreement between the Company and Taormina Industries, LLC, dated as of March 17, 2005. (10)

10.27	Form of Subscription Agreement (12)

10.28	Form of Common Stock Purchase Warrant. (12)

10.29	Form of Senior Secured Promissory Note. (12)

10.30	Form of Registration Rights Agreement, dated as of November 1, 2005 between the Company and the Investors named therein. (12)

10.31	Form of Security Agreement, dated as of November 1, 2005 between the Company and the Investors named therein. (12)

10.32	Agreement dated December 2, 2005 between the Company and Steven Racoosin. (13)

21.1	Subsidiaries of the Company. (14)

31.1	Certification of the Chief Executive Officer regarding this Amendment pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer regarding this Amendment pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3
Corrected Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company’s Annual Report on Form 10-KSB that was filed with the SEC on March 30, 2006. *

31.4
Corrected Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company’s Annual Report on Form 10-KSB that was filed with the SEC on March 30, 2006. *

32.1
Corrected Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding the Company’s Annual Report on Form 10-KSB that was filed with the SEC on March 30, 2006. *

32.2
Corrected Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding the Company’s Annual Report on Form 10-KSB that was filed with the SEC on March 30, 2006. *

99.1	Corrected Signature Page for the Company’s Annual Report on Form 10-KSB that was filed with the SEC on March 30, 2006. *

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 29, 2004

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2004.

(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-50506, effective October 20, 1993

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2004.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 5, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 23, 2005.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 15, 2005.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 4, 2005.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 2, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2005.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2005.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us by Stonefield Josephson, Inc. and Levitz, Zacks & Ciceric, our principal accountants, for professional services rendered with respect to our 2004 and 2005 fiscal years were as follows:

	2004	2005
Audit Fees	$11,232	$16,964
Audit-Related Fees	21,000	39,146
Tax Fees	—	—
All Other Fees	—	—
Total	$32,232	$56,110

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that we paid for professional services for the audit of our consolidated financial statements included in our Form 10-KSB and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning. All of the audit-related services and other services described in the above table were pre-approved by our Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD WASTE TECHNOLOGIES, INC.

Date: May 11, 2006	By:	/s/ John Pimentel
John Pimentel Chief Executive Officer

By:	/s/ David A. Rane
David A. Rane Chief Financial Officer