Form 10QSB
period 2006-03-31
WORLD WASTE TECHNOLOGIES INC
filed 2006-05-22
CIK 890447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2006

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

Number of shares of World Waste Technologies, Inc. Common Stock, $.001 par value, issued and outstanding as of March 31, 2006: 24,728,955.

Transitional Small Business Format (Check One):  Yes [   ]    No [ X ]

                         WORLD WASTE TECHNOLOGIES, INC.
                         ------------------------------

                                   Form 10-QSB
                                   -----------




                                Table of Contents
                                -----------------


                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

 Item 1    Financial Statements (unaudited and restated):
              Consolidated Balance Sheets                                      3
              Consolidated Statements of Operations                            4
              Consolidated Statements of Stockholders' Equity (Deficit)        5
              Consolidated Statements of Cash Flows                            6
              Notes to Financial Statements                                    7

 Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         19

 Item 3    Controls and Procedures                                            33

PART II.   OTHER INFORMATION

 Item 6    Exhibits and Reports on Form 8-K                                   33

SIGNATURES                                                                    34

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements


                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                  (Unaudited)
                                                    March 31         December 31
                                                      2006              2005
ASSETS:                                                               Restated
Current Assets:
    Cash                                       $    1,778,821    $    2,864,377
    Prepaid Expenses                                  109,199           181,912
    Debt Offering Cost                                497,378           453,264
                                               ---------------   ---------------
Total Current
 Assets                                             2,385,398         3,499,553
                                               ---------------   ---------------
Fixed Assets:
    Machinery and Equipment, net of accumulated
      depreciation of  $34,413 at 3/31/06 and
      $30,958 at 12/31/05.                         15,958,847        12,926,284
    Construction in Progress                                          4,094,263
    Leasehold Improvements                          2,922,601
                                               ---------------   ---------------
Total Fixed Assets                                 18,881,448        17,020,547
Other Assets:
    Deposit L/T                                       100,120           104,839
    Patent License                                    556,605           556,605
                                               ---------------   ---------------
    TOTAL ASSETS                               $   21,923,571    $   21,181,544
                                               ===============   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
 LIABILITIES:
Current
 Liabilities:
    Accounts Payable                           $      835,153    $    1,292,810
    Accrued Salaries Payable                          233,238           217,684
    Accrued Retention Payable                          70,582           380,572
    Deposit on Senior Secured Debt                                      250,000
    Other Liabilities                                 135,848           188,039
                                               ---------------   ---------------
Total Current
 Liabilities                                        1,274,821         2,329,105
                                               ---------------   ---------------
Long Term
 Liabilities:

    Senior Secured Debt (See Note 5)                4,916,343         3,191,811
    Warrant Liabilities                               738,808           618,654
                                               ---------------   ---------------
Total Long Term Liabilities                         5,655,151         3,810,465

                                               ---------------   ---------------
    TOTAL LIABILITIES                               6,929,972         6,139,570
                                               ---------------   ---------------
Redeemable Preferred Stock (See Note 6)             7,549,815         7,096,544

STOCKHOLDERS' EQUITY

    Common Stock - $.001 par value: 100,000,000
     shares authorized, 24,728,955 March 31, 2006
     and 24,686,230 shares issued and outstanding
     at December 31, 2005                              24,728            24,686

    Additional Paid-in-Capital                     18,781,111        15,961,816
    Deficit Accumulated during development stage  (11,362,055)       (8,041,072)

                                               ---------------   ---------------
    TOTAL STOCKHOLDERS' EQUITY                      7,443,784         7,945,430
                                               ---------------   ---------------

                                               ---------------   ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   21,923,571    $   21,181,544
                                               ===============   ===============

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Operations

                                                      Three Months     Three Months     June 18, 2002
                                                         Ending           Ending       (Inception) to
                                                     March 31, 2006   March 31, 2005   March 31, 2006
                                                     ---------------  ---------------  ---------------
GROSS REVENUE:                                                            Restated         Restated
EXPENSES:

          Research and Development                   $      (60,000)  $      (62,250)  $     (827,386)
          General and Administrative:                      (968,668)        (659,122)      (7,571,959)

                                                     ---------------  ---------------  ---------------
          Loss from Operations                           (1,028,668)        (721,372)      (8,399,345)
                                                     ---------------  ---------------  ---------------

          Interest Income (Expense)                          15,575             (948)         (62,233)
          Financing Expense (see note 6)                 (1,647,250)                       (1,647,250)
          Change in fair value of warrant liability        (120,154)                          589,258
                                                     ---------------  ---------------  ---------------
          Net Loss before Provision for Income Tax       (2,780,497)        (722,320)      (9,519,570)
                                                     ---------------  ---------------  ---------------
          Income Taxes                                            -                -                -
                                                     ---------------  ---------------  ---------------
          Net Loss                                   $   (2,780,497)  $     (722,320)  $   (9,519,570)
                                                     ---------------  ---------------  ---------------
          Preferred Stock Dividend, amortization
           of Discount and Beneficial Conversion
           Feature                                         (540,486)               -       (1,774,959)

                                                     ---------------  ---------------  ---------------
          Net Loss Attributable to Common
           Shareholders                              $   (3,320,983)  $     (722,320)  $  (11,294,529)
                                                     ===============  ===============  ===============

          Basic and diluted Net Loss per share
           available to common shareholders                   (0.14)           (0.05)           (0.70)
                                                     ===============  ===============  ===============
          Weighted average number of shares
          outstanding used in calculation (see
           Note 1)                                       24,724,833       15,415,638       16,323,580
                                                     ===============  ===============  ===============

     * Approximately $67,526 in Consulting and Travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
             Consolidated Statement of Stockholders' Equity Restated


                                                                       Additional
                                          -------------------------     Paid-in     Common Stock   Accumulated
                                             Shares       Dollars       Capital     Subscription     Deficit *      Total
                                          ----------------------------------------------------------------------------------
                                                        $             $             $             $             $

Preformation Expenses                                                                                 (67,526)      (67,526)

Formation - June 18, 2002                   9,100,000           100        73,036                                    73,136

   Net Loss - 2002                                                                                   (359,363)     (359,363)
                                          ----------------------------------------------------------------------------------

December 31, 2002                           9,100,000          $100       $73,036                   ($426,889)    ($353,753)
                                          ==================================================================================

   Additional Paid-in Capital                                                 100                                       100

   Common Stock Subscribed                                                              125,000                     125,000

   Net Loss - 2003                                                                                   (804,605)     (804,605)
                                          ----------------------------------------------------------------------------------

December 31, 2003                           9,100,000          $100       $73,136      $125,000   ($1,231,494)  ($1,033,258)
                                          ==================================================================================

   Merger with Waste Solutions, Inc.        7,100,000            63         2,137                                     2,200

   Common Stock Subscriptions                 125,000             1       124,999      (125,000)

   Common Stock and warrants net of
    offering cost prior to VPTI merger      3,045,206            31     3,952,321                                 3,952,352

   Shares cancelled                          (500,000)           (5)            5

   Warrants Issued, Restated                                              281,171                                   281,171

   Merger with VPTI                         1,200,817        21,062       (21,062)

   Conversion of Promissory Notes           1,193,500            12     1,193,488                                 1,193,500

   Accrued Interest on Notes Forgiven                                     135,327                                   135,327

   Common Stock and warrants net of
    offering cost                           1,460,667         1,461     2,865,462                                 2,866,923

   Amortization of stock options and
    warrants, Restated                                                    217,827                                   217,827

   Net Loss - 2004, Restated                                                                       (2,496,188)   (2,496,188)
                                          ----------------------------------------------------------------------------------

December 31, 2004, Restated                22,725,190       $22,725    $8,824,811            $0   ($3,727,682)   $5,119,854
                                          ==================================================================================

   Common Stock and warrants net of
    offering cost, Restated                 1,961,040         1,961     3,072,116                                 3,074,077

   Amortization of stock options and
    warrants, Restated                                                    654,220                                   654,220

   Dividend (Preferred Stock)                                             106,645                    (671,768)     (565,123)

   Warrants Issued to placement agents
    on preferred stock, Restated                                          861,853                                   861,853

   Senior Secured Debt Warrants to debt
    holders and placement agent, Restated
    (See note 5)                                                        1,114,105                                 1,114,105

   Beneficial conversion feature on
    Redeemable Preferred Stock, Restated                                1,328,066                                 1,328,066

   Amortization of Beneficial conversion
    feature and discount on Redeemable
    Preferred Stock, Restated                                                                        (562,704)     (562,704)

   Net Loss - 2005, Restated                                                                       (3,078,917)   (3,078,917)
                                          ----------------------------------------------------------------------------------

December 31, 2005, Restated                24,686,230       $24,686   $15,961,816            $0   ($8,041,072)   $7,945,430
                                          ==================================================================================

   Common Stock and warrants net of
    offering cost                              42,725            42         8,166                                     8,208

   Amortization of employee and
    consultant stock options and warrants                                 289,164                                   289,164

   Dividend (Preferred Stock)                                              87,215                    (329,479)     (242,264)

   Warrants Issued as financing expense
    to Series A Preferred holders (See
    Note 6)                                                             1,647,250                                 1,647,250

   Senior Secured Debt Warrants
    (See Note 5)                                                          787,500                                   787,500

   Amortization of Beneficial conversion
    feature, warrants, and offering costs
    on Redeemable Preferred Stock                                                                    (211,007)     (211,007)

   Net Loss - March 2006                                                                           (2,780,497)   (2,780,497)
                                          ----------------------------------------------------------------------------------

March 31, 2006 (Unaudited)                 24,728,955       $24,728   $18,781,111            $0  ($11,362,055)   $7,443,784
                                          ==================================================================================

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Cash Flow

                                                      Three Months     Three Months     June 18, 2002
                                                         Ending           Ending       (Inception) to
                                                     March 31, 2006   March 31, 2005   March 31, 2006
                                                     ---------------  ---------------  ---------------
                                                                          Restated         Restated
                                                     ---------------  ---------------  ---------------
Cash Flow from Operating Activities:                 $                $                $


   Net Loss                                              (2,780,497)        (722,320)      (9,519,570)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation                                               3,455            2,912           34,413
   Interest Forgiveness                                                                       135,327
   Warrant and Common Stock Issued for consulting                                              84,566
   Amortization of warrants & options to employees
     and consultants                                        289,164           94,351        1,161,211
   Change in Fair Value of warrant liabilities              120,154                          (589,258)
   Financing expense                                      1,647,250                         1,647,250

Changes in operating assets and liabilities:
   Prepaid Expenses                                          72,713           23,818         (109,199)
   Accounts Payable                                          (1,861)          37,176          177,630
   Accrued Salaries                                          15,554           60,903          233,238
   Accrued Other Liabilities                                (40,479)          (6,774)         135,661
                                                     ---------------  ---------------  ---------------
   Net Cash used in Operating Activities                   (674,547)        (509,934)      (6,608,731)
                                                     ---------------  ---------------  ---------------
Cash flows from investing activities:
   Construction in Progress                                                 (855,815)
   Leasehold Improvements                                                                  (2,922,601)
   Deposits on Equipment                                                  (1,119,881)
   Purchase Machinery & Equipment                        (2,301,511)                      (14,765,629)
   Purchase of Intangible                                                                    (350,000)
   Deposits                                                   4,719                          (100,120)
                                                     ---------------  ---------------  ---------------
   Net Cash used in Investing Activities                 (2,296,792)      (1,975,696)     (18,138,350)
                                                     ---------------  ---------------  ---------------
Cash flows from financing activities:
   Note Payable                                                              (22,368)
   Redeemable Preferred Stock                                                               9,486,701
   Senior Secured Debt                                    2,000,000                         6,265,000
   Senior Secured Debt Offering Cost                       (122,425)                         (427,173)
   Warrants, Common Stock and Additional Paid-in
    Capital                                                   8,208        3,061,437       11,201,374
                                                     ---------------  ---------------  ---------------
   Net Cash from Financing Activities                     1,885,783        3,039,069       26,525,902
                                                     ---------------  ---------------  ---------------

Net Increase in Cash                                     (1,085,556)         553,439        1,778,821
Beginning Cash                                            2,864,377        1,128,502
                                                     ---------------  ---------------  ---------------
Ending Cash                                               1,778,821        1,681,941        1,778,821
                                                     ===============  ===============  ===============
Non-Cash Investing and Financing Activities:
   Interest (Paid) Received                          $       15,575   $         (948)  $      (62,233)
   Income Taxes Paid                                              -                -                -

     *    During 2002, the Company issued $67,526 of Convertible Promissory
          Notes payable for preformation funds received and expended prior to inception.
     * The company issued warrants to purchase 315,354 shares of common stock to the placement agent for services rendered in connection with the fund raising effort during 2004 and 2005.
     * The Company issued warrants to purchase 50,000 shares of common stock for consulting services in 2004 and 100,000 shares of common stock upon the exercise of a warrant in exchange for services rendered in 2005.
     * The Company issued 1,193,500 shares of common stock upon conversion of the Convertible Promissory notes payable and accrued interest of $135,327 during 2004.
     * The Company issued warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement during 2004.
     * Accounts Payable of $657,523, accrued retention payable of $70,582 and other liabilities of $187 at March 31, 2006 related to fixed asset acquisitions. The impact has been adjusted in the quarter ended March
          31, 2006 statement of cash flow.
     * Accounts Payable of $1,266,060 and other liabilities of $ 114,242 at December 31, 2005 related to asset acquisitions. The impact has been adjusted in the quarter ended March 31, 2006 statement of cash flow.
     * During the quarter ended March 31, 2006, non cash interest expense of $340,343 was capitalized in fixed assets.
     * During the quarter ended March 31, 2006 a deposit on senior secured debt of $250,000 was converted into senior secured debt.
     * During the quarter ended March 31, 2006, upon completion of the plant in Anaheim, CA, all construction in progress was transferred to leasehold improvements and machinery and equipment and all deposits on equipment was transferred to machinery and equipment.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)

                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                            Amendment and Restatement

On May 16, 2006 on Form 8-K, the Company filed a Current Report on Form 8-K disclosing its intention to amend its Annual Report on Form 10-KSB, originally filed March 30, 2006, as amended, to restate the financial statements for the years ended December 31, 2005 and 2004 included therein. (see note 12)

                              Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived no revenues from its activities to date.

                          Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's amended and restated consolidated financial statements for the year ended December 31, 2005 to be included in an amendment to the Company's Annual Report on Form 10-KSB, originally filed March 30, 2006. See note 12.

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

The Company completed the construction of its initial plant in Anaheim, California at the end of March 2006. The Company capitalized all costs directly associated with developing the plant, including interest and labor, throughout the construction period. The Company plans to place into service and begin depreciating the assets related to this facility in the second quarter of 2006, assuming funds are available.

                                   Intangibles

Intangible assets are recorded at cost. At March 31, 2006 and December 31, 2005, the Company's only intangible asset was the license from Bio-Products for the patented technology and other related intellectual property. The Company will begin amortizing this intangible asset during the second quarter of 2006 upon completion of its first facility, on a straight-line basis over the remaining life of the license. The Company's policy regarding intangible assets is to review such intangible assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If the review indicates that intangible assets are not recoverable (i.e. the carrying amount is more than the future projected undiscounted cash flows), its carrying amount would be reduced to fair value. The Company carried no goodwill on its books at either March 31, 2006 or December 31, 2005. Further, during the quarter ended March 31, 2006 and the year ended December 31, 2005, the Company had no material impairment to its intangible asset.

                     Redeemable Convertible Preferred Stock

Preferred Stock which may redeemable for cash at the determination of the holder is classified as mezzanine equity.

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

                                Reclassification

Certain amounts for the year ended December 31, 2005 and for the quarter ended March 31, 2005 have been reclassified to conform with the presentation of the March 31, 2006 amounts. These reclassifications have no effect on reported net loss.

                            Stock-Based Compensation

During the fourth quarter of 2004, the Company adopted SFAS No. 123 entitled, "Accounting for Stock Based Compensation." Accordingly, the Company has expensed the compensation cost for the options and warrants issued based on the fair value at the warrant grant dates. During the quarter ended March 31, 2006, the Company adopted SFAS No. 123R. Because the Company had already been accounting for it stock-based compensation on an estimated fair value basis, the adoption of SFAS No. 123R did not have a material impact on the financial statements of the Company.

On March 31, 2006, the Company had one share-based compensation plan, which is described below. The compensation cost that has been charged against income for the plan was $231,703, $37,030, and $731,959 for the quarters ended March 31, 2006 and 2005 and from inception to March 31, 2006, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements.. As of March 31, 2006, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

The Company's 2004 Incentive Shock Option Plan (the Plan), which is shareholder-approved, permits the grant of share options and shares to its employees for up to 2 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Entity's stock at the date of grant; those option awards generally vest based on 2 to 4 years of continuous service and have 10-year contractual terms. The Company has made no share awards as of March 31, 2006. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's Stock for August 24, 2004 through March 31, 2005. While the Company will use historical data to estimate option exercise and employee termination within the valuation model, because of its limited history, the Company has assumed all options will be exercised and their will be no employee terminations. As terminations occur the Company stops amortizing the expense associated with those respective options. The expected term of options granted was estimated to be the vesting period of the respective options which the Company believes provides a reasonable estimation of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the LIBOR rate at the time of grant. There were no grants made from the Plan during the quarters end March 31, 2006 or 2005.

                                    Year ended 2005         Year ended 2004
                                    ---------------         ---------------

Expected volatility                       70%                     70%

Expected dividends                         0%                      0%

Expected term (in years)                2 to 4                     4

Risk-free rate                         3.7%-4.82%                3.6%

A summary of option activity under the Plan as of March 31, 2006, and changes during the quarter then ended is presented below:

                                                                 Weighted-
                                                   Weighted-     Average       Aggregate
                                                   Average       Remaining     Intrinsic
                                      Shares       Exercise      Contractual   Value
Options                                            Price         Term          ($000)
-------                                            -----         ----          ------

Outstanding at January 1, 2006       1,587,000     $2.42         9.4

Granted

Exercised

Forfeited or expired                    50,000     $2.70         9.3

Outstanding at March 31, 2006        1,537,000     $2.41         9.5           $1,512,900

Exercisable at March 31, 2006          353,667     $2.27         9.0           $400,000

The weighted-average grant-date fair value of options granted during the years 2005, and 2004,was $1.20 and $1.55, respectively. There were no options granted in the quarter ended March 31, 2006. There have been no options exercised since inception.

A summary of the status of the Company's nonvested shares as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

                                                     Weighted-
                                                     Average
                                                     Grant-Date
Nonvested Shares                      Shares         Fair Value
----------------                      ------         ----------

Nonvested at January 1, 2006         1,338,333       $2.46

Granted

Vested                                (105,000)      $2.36

Forfeited                              (50,000)      $2.70
                                       --------

Nonvested at March 31, 2006          1,183,333       $2.45

As of March 31, 2006, there was $2,901,346 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the quarter ended March 31, 2006 and the year ended December 31, 2005 was $247,800 and $280,993. There were no shares vested during 2004.


Non employment stock based compensation

                                                             Average Exercise   Weighted Average Grant
                                                    Number        Price            Date Fair Value
                                                    ------   ----------------   ----------------------
       Outstanding at December 31, 2005          2,212,362        $1.83                $1.84
       Exercisable at December 31, 2005          2,212,362        $1.83                $1.84
       Granted during the period                   704,560        $0.01                $4.04
       Vested during the period                    704,560        $0.01                $4.04
       Exercised during the period                  42,725        $0.19                $2.18
       Outstanding at December 31, 2005          2,874,197        $1.41                $2.37
       Exercisable at December 31, 2005          2,874,197        $1.41                $2.37

                               Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 8,809,752 at March 31, 2006 were not included in the calculation of diluted earnings per share at March 31, 2006 and common stock equivalents of 1,564,687 were not included in the calculation of diluted earnings per share at March 31, 2005.

                          New Accounting Pronouncements

SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 The FASB has issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not believe that this statement will have a material effect on the financial statements.

Note 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss from operations for the quarter ended March 31, 2006 of $2,780,497 and for the year ended December 31, 2005 of $3,078,917, and the Company had an accumulated loss from operations for the period from inception to March 31, 2006 of $9,519,570. The Company expects to incur substantial additional costs and capital expenditures through the initial year of processing waste and to make modifications to the plant. The ability to operate and make the modifications to the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

The Company intends to raise additional debt and/or equity financing to sustain its operations and to complete its capital expenditures, although there can be no assurance that it will be able to raise such funds on terms acceptable to the Company, or at all. The consoldiated finacial statements do not include any adjustments relating to the recoverablilty and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ablilty to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and utlimately to attain successful operations.

Note 3. LICENSE AGREEMENT

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

As of March 31, 2006, the University of Alabama in Huntsville owned the patent for this technology. This patent was licensed to Bio-Products International, Inc. ("Bio-Products") and this license was assigned to the Company for the United States. Bio-Products is required to continue to make certain payments to the University of Alabama in Huntsville to maintain exclusivity to the patent for the technology. See Note 11.

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

During June 2004, the Company issued warrants to purchase 250,000 shares of its common stock at $1.50 per share to the owners of Bio-Products in consideration for their assistance in obtaining certain modifications and amendments to the license agreement. The fair value of the warrants of $206,605 was estimated at the date of grant using the option valuation model. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 4 years. The Company recorded the fair value of the warrants as an increase to the capitalized license.

In addition, the Company is obligated to pay a royalty for every ton of waste processed using the licensed technology as follows:

                                Rate                Tons processed per day
                         ------------------    --------------------------------

                               $0.50                    1      -       2,000

                               $1.00                2,001      -      10,000

                               $1.50               10,001             and up


The Company is also obligated to pay a bonus to Bio-Products of two and one half percent (2.5%) of the gross sales price in excess of ten dollars ($10.00) per ton for the cellulose biomass product produced from MSW, utilizing the technology.

As additional consideration and for their experience and know-how regarding the technology, the Company agreed to pay Bio-Products a monthly payment for technical services of $10,000 per month from January 2003 to April 2004 and $20,000 per month until the first plant becomes operational and then $15,000 per month for five years thereafter. All amounts due have been paid through March 31, 2006.

Due to the proprietary nature of the vessel design utilized in the process, the Company also agreed that Bio-Products shall maintain the exclusive right of vessel manufacture, and the Company shall purchase all required process vessels exclusively from Bio-Products at a purchase price of cost plus 15%.

Note 4. SIGNIFICANT CONTRACT

In June 2003, the Company signed a 10-year contract with Taormina Industries, LLC (TI), a wholly owned division of Republic Services, Inc., whereby TI has agreed to deliver residual waste to the Company for processing at its initial facility which is located on the campus of TI in Anaheim, CA and is expected to be capable of processing approximately 500 tons per day. The second phase of the contract calls for the Company to build up to a 2,000 ton per day plant in the Orange County, California-area at a site mutually agreeable to both parties. It is estimated that the initial facility will cost the Company approximately $20 million and is projected to be completed and processing started at limited and controlled levels in the second quarter of 2006, assuming funds are available. In addition, the Company is investigating the purchase or lease of water treatment equipment for our initial facility. If we decide to purchase the equipment, it may require approximately $3 million to $5 million of additional capital. It is estimated that the second phase will cost the Company approximately $60 million, excluding land and building, and is projected to be completed in 2007 or 2008, if the Company is successful in raising the necessary funds in a timely manner. The agreement also grants TI a right of first refusal for an additional 10 counties throughout California where TI has operations. Under the terms of this contract, TI is obligated to pay a per ton tipping fee to the Company. The initial tipping fee is $30 per ton (payable monthly) of "Net Processed Waste" (defined as the total RMSW delivered to us less the total residual/non-processed waste removed by Taormina for handling and disposal by Taormina). The tipping fee is subject to increase or decrease based upon changes in certain county landfill disposal fees Taormina is required to pay. Our process is also expected to mechanically sort and collect standard recyclable materials such as scrap steel, cans, and aluminum. Although the Company has not concluded on the economic feasability on a commercial scale, it intends to study the possiblity of making other products such as higher value paper products, ethanol, refuse derived fuel, cellulose insulation and building product additives. Under the terms of this first contract it is anticipated that these materials will be collected and sold to Taormina for resale to commodities buyers. The ultimate success of the Company is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance. The contract provides for three five year extensions.

Effective July 26, 2004, the Company entered into a ten-year operating lease agreement, with three 5-year extensions, with TI for the site of the Company's initial processing facility. This lease agreement was amended on March 17, 2005 and July 27, 2005. The lease requires monthly rent of $15,900, subject to annual cost-of-living adjustments. The Company paid the lessor $95,400 upon execution of the lease representing prepaid rent of $63,600 and a $31,800 security deposit. The Company will also be required to provide facilities to complete the second phase of the contract.

Note 5. SENIOR SECURED DEBT

The Company currently has outstanding $6,265,000 of Senior Secured Debt, issued in two transactions as discussed below.

On November 1, 2005, the Company sold to accredited investors $4,015,000 aggregate principal amount of Senior Secured Notes and Warrants to purchase up to a total of 529,980 shares of Common Stock. In February 2006, all of the notes were exchanged for a new series of Senior Secured Debt as described below. No terms of the notes changed other than the maturity date. The Notes were due and payable in full on the earlier to occur of (i) the closing of one or more equity financings generating gross proceeds in an aggregate amount of at least $9.0 million, or (ii) May 1, 2007. The Notes bore interest at an annual rate of 10.00% payable quarterly in arrears, on December 31, March 31, June 30 and September 30 of each year, beginning on December 31, 2005. The Notes were secured by a first-priority lien on substantially all of the Company's assets, and ranked pari passu in right of payment with all existing and future senior indebtedness of the Company, and senior in right of payment to any subordinated indebtedness. If an event of default on the Notes had occurred, the principal amount of the Notes, plus accrued and unpaid interest, if any, could have been declared immediately due and payable, subject to certain conditions set forth in the Notes. These amounts automatically become due and payable in the case of certain types of bankruptcy or insolvency events of default involving the Company.

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $0.01 per share. In connection with the sale and issuance of these securities, the Company and the investors entered into a Registration Rights Agreement, dated November 1, 2005, and subsequently amended on February 10, 2006, pursuant to which the Company agreed to use best efforts to include the shares of Common Stock issuable upon exercise of the Warrants on a registration statement filed by the Company with the Securities and Exchange Commission. The fair value of the Warrants was $1,187,422. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of one and a half years. In accordance with APB Opinion 14, the fair value of the warrant issued to the investors of $1,187,422 is shown as a discount to the face value of the Senior Secured Notes on the balance sheet at the relative fair value of $923,450 and is also being amortized over 18 months, the term of the notes.

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

The fair value of all of the 160,600 placement Warrants was $193,594. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of four years.

The debt offering cost of $514,934, consisting of cash of $321,340 and warrant value of $193,594, is shown as a current asset and is being amortized over 18 months.

The Company's chief executive officer, works with Cagan McAfee Capital Partners, LLC ("CMCP"); Laird Cagan, a Managing Director of CMCP, acted as a registered representative of Chadbourn in connection with this offering.

On February 10, 2006, the Company issued and sold $2,250,000 aggregate principal amount of its 10% Senior Secured Notes and Warrants to purchase up to an aggregate of 297,000 shares of the Company's Common Stock, to three accredited investors.

The Warrants are exercisable for a period of five years commencing as of their issuance date and have an exercise price of $0.01 per share. The fair value of the Warrants was $1,200,085. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of one and a half years. The Notes are due and payable in full on the earlier to occur of (i) the closing of one or more equity financings generating gross proceeds in an aggregate amount of at least $9.0 million, or (ii) August 10, 2007. The Notes bear interest at an annual rate of 10.00% payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Notes are secured by a first-priority lien on substantially all of the Company's assets, and rank pari passu in right of payment with all existing and future senior indebtedness of the Company, and senior in right of payment to any subordinated indebtedness.

In connection with the issuance of the Notes, the Company entered into a Registration Rights Agreement on February 10, 2006, pursuant to which the Company agreed to use best efforts to include the shares of Common Stock issuable upon exercise of the Warrants on a registration statement filed by the Company with the Securities and Exchange Commission.

Chadbourn Securities, Inc. served as the Company's placement agent in connection with the offering, and, for serving as such, received a cash fee from the Company of $27,500. The Company also agreed to reimburse Chadbourn for its reasonable expenses incurred in connection with the offering.

In addition to the fees referred to above, the Company paid $5,000 in cash to third party finders.

The debt offering costs of $122,380, consisting of placement agent fees, finders fees, legal and administrative fees is shown as a current asset and is being amortized over 18 months. In accordance with APB Opinion 14, the fair value of the warrants issued to the investors is shown as a discount to the face value of the Notes on the balance sheet at its relative fair value of $787,500 and is also being amortized over 18 months, the term of the notes.

In connection with this transaction, the holders of the Company's 10% Senior Secured Notes issued November 1, 2005 described above exchanged their notes for debentures on a dollar-for-dollar basis. Therefore, at the conclusion of the transaction the Company had a total of $6,265,000 of Senior Secured Debt outstanding.

During the quarter ended March 31, 2006, the interest expense of $131,625 and the amortization of the offering costs of $78,266 and amortization of the warrants issued to the investors of $241,408 were capitalized as construction cost on the Anaheim facility.

Note 6. SERIES A CUMULATIVE REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK

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

The Company was required to apply the proceeds of the sale of the Securities primarily to the construction and operation of the Company's initial plant in Anaheim, California. The investors are entitled to recommend for election to the Company's Board of Directors two individuals designated by such investors. Two employee directors resigned from the board of directors upon the election of the investors' designees.

Holders of Series A Preferred are entitled to receive cumulative dividends, payable quarterly in additional shares of Series A Preferred, at the rate of 8% per annum. This dividend rate was increased to 9% January 28, 2006 because the Company did not comply with certain registration rights provisions. Each share of Series A Preferred is entitled to that number of votes equal to the number of whole shares of the Common Stock into which it is convertible. In addition, so long as at least 50% of the shares of Series A Preferred remain outstanding, the Company is prohibited from taking certain actions without the approval of the holders of a majority of the outstanding shares of Series A Preferred.

The holders of a majority of the shares of Series A Preferred have the option to require the Company to redeem all outstanding shares of Series A Preferred on the five-year anniversary of issuance at a redemption price equal to $2.50 per share, plus accrued and unpaid dividends to that date. In the event the holders do not exercise this redemption right, all shares of Series A Preferred will automatically convert into shares of Common Stock on such five-year anniversary, as described below.

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

Each holder has the right to convert its shares of Series A Preferred into shares of Common Stock on a one-for-one basis at any time following September 30, 2006.

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $4.00 per share. The fair value of the warrants was $1,328,066. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of five years. The value of the warrants was deducted from the face amount of the Series A Preferred and is being amortized as dividends. In accordance with EITF 00-19, the value of the warrants has been recorded as a liability until such time as the Company meets the registration obligation of the underlying shares. In accordance with SFAS 133, the warrant liability is adjusted at the end of each reporting period to its fair value, and the adjustment is classified as other income (expense).

In accordance with EITF 98-5 and 00-27 it was determined that the Series A Preferred's effective conversion price was issued at a discount to fair value. The value of this discount, called a beneficial conversion feature, was determined to be $1,328,066. The beneficial conversion feature was deducted from the carrying value of the Series A Preferred and is amortized over five years. The amortization amount is treated consistent with the treatment of preferred stock dividends.

In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a Registration Rights Agreement granting the investors certain demand and piggyback registration rights of the common stock issued upon conversion of the Series A Preferred and exercise of the Warrants. The Company filed a registration statement on August 4, 2005 to register for resale the underlying common stock shares related to the conversion feature of the Series A Preferred and the related Warrants. The registration statement was withdrawn on December 19, 2005. As of May 22, 2006, the registration statement has not been re-filed.

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

The fair value of the placement warrants was $861,852. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of four years. The value of the warrants was deducted along with the cash placement fees paid, $321,200, from the face value of the Series A Preferred.

The accounting for the Series A Preferred is as follows:

         Gross proceeds                                            $10,189,000
         Less: beneficial conversion feature                        (1,328,066)
         Less: offering costs                                       (1,564,152)
         Less: warrant value at issuance date                       (1,328,066)
                                                                   ------------
            Subtotal                                                 5,968,716
         Cumulative amortization of the beneficial conversion
          feature                                                      243,478
         Cumulative amortization of offering costs                     286,756
         Cumulative amortization of warrant costs                      243,478
         Cumulative in kind dividend                                   807,387

                                                                   ------------
         Balance at March 31, 2006                                 $ 7,549,815
                                                                   ============


The closing of the Senior Secured Debt on February 10, 2006, discussed in Note 5 above was subject to a requirement to obtain the consent of the holders of the Series A Preferred Stock. On February 6, 2006, the holders of the Company's Series A Preferred Stock gave their consent to the Senior Secured Debt transaction pursuant to a letter agreement with the Company (the "Series A Agreement"). Pursuant to the Series A Agreement, (i) the Company also agreed to call a shareholders' meeting to approve an amendment of certain provisions of the Series A Preferred Stock Certificate of Determination, and (ii) the holders of Series A Preferred Stock agreed to waive certain of their veto rights and contractual rights to facilitate the Company's next round of financing. In connection with obtaining the Series A Agreement, the Company agreed to deliver to the holders of Series A Preferred Stock warrants to purchase a total of 407,560 shares of the Company's Common Stock at an exercise price of $0.01 per share. The Warrants are exercisable for a period of five years commencing as of their issuance date. The fair value of the warrants, $1,647,665, was expensed during the quarter ended March 31, 2006 as financing expense. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of five years.

Note 7. SHAREHOLDERS' EQUITY

Prior to the merger with Waste Solutions, Inc (WSI), WSI received $750,000 for the issuance of a promissory note and obtained a commitment for an additional $250,000 from an investor. The investor also received a warrant for the purchase of 133,333 shares of common stock for $0.01 per share in connection with these additional funds. These warrants were exercised in March of 2004. After the merger, the promissory note was exchanged for 500,000 shares of common stock in World Waste Technologies, Inc. In April 2004, the Company received the additional $250,000 for the purchase of an additional 166,667 shares of common stock. The relative fair value allocated to the warrant was $170,844 using the Black-Scholes calculation. The value of the warrant was estimated using the Black Scholes option pricing model with the following assumptions: average risk free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 4 years.

Prior to the merger with Voice Powered Technologies, Inc (VPTI), 500,000 shares of common stock were contributed to the Company by the founder of VPTI in connection with an agreement in which the founder sold approximately 1,000,000 other shares of common stock to accredited investors in a private sale.

During the second and third quarters ended June 30, 2004 and September 30, 2004 respectively, the Company obtained through a private placement an additional $3,093,910 from the sale of 2,311,872 shares of common stock, net of fees paid of $273,890 (2,245,206 of these shares were issued prior to the merger with VPTI on August 24, 2004). Under a Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to prepare and file a registration statement to register the resale of such shares within ninety days of completion of the Merger, August 23, 2004, and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable. The registration statement, which was filed on August 6, 2005, was withdrawn on December 19, 2005. As of May 22, 2006, the registration statement has not been re-filed.

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

Subsequent to the merger with VPTI, during the third and fourth quarters of the year ended December 31, 2004, in connection with a private placement of securities, the Company sold 1,192,000 units; each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (298,000 shares) of common stock of the Company at an exercise price of $0.01 per share for 5 years. The fair value of the warrants was $742,222. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 1 to 4 years. The consideration paid for the units was $2.50 per unit, for aggregate net proceeds to the Company of $1,879,770. As of December 31, 2004, 152,000 of these warrants had been exercised for net proceeds to the Company of $1,520. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of the shares and shares underlying the warrants. The registration statement was filed on August 4, 2005. The registration statement was withdrawn on December 19, 2005.

During the quarter ended March 31, 2005, in connection with private placements of unregistered securities, the Company raised gross proceeds of $3,387,000 by issuing 1,354,800 units (each unit comprised of one (1) share of common stock in the Company (1,354,800 shares of common stock) and warrants exercisable for 0.25 shares (338,700 warrants)) at a purchase price of $2.50 per unit. The warrants expire five years after the date of the sale of the shares and are exercisable at $0.01 per share, subject to adjustment. All of the warrants were exercised during the quarter ended March 31, 2005. The fair value of the warrants was $843,487. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of one year. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of shares and the shares underlying the warrants. The registration statement was filed on August 4, 2005. The registration statement was withdrawn on December 19, 2005.

Note 8. COMMITMENT AND CONTINGENCIES

The Company is obligated to pay Bio Products for technical services $20,000 per month until the first plant becomes operational and then $15,000 per month for five years. The Company is also obligated to pay CMCP $5,000 per month for advisory services through December 31, 2006.

Note 9. RELATED PARTY TRANSACTIONS

In December 2003, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provides for CMCP to provide advisory and consulting services and for NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to the Company.

The agreement calls for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. The total professional fees paid to CMCP for the year ended December 31, 2004 for advisory services was $200,000. In May 2005, the agreement was amended to provide for the payment to CMCP of a monthly advisory fee of $5,000 and the Company entered into a separate agreement with John Pimentel to pay his monthly advisory fee of $15,000. In September 2005, John Pimentel was hired to serve as the Company's Chief Executive Officer, at which time his advisory agreement was terminated. CMCP's fee for monthly advisory fees for the year ended December 31, 2005 was $120,000. Prior to May 2005, John Pimentel was paid by CMCP to provide services to the Company. Subsequent to May 2005 and prior to his hiring as CEO, Mr. Pimentel was paid $60,000 for consulting services by the Company.

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

The values of the warrants, $369,245,were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 4 years.

During 2005, the Placement Agent acted as the placement agent for us in connection with the private placement of 1,354,800 shares of our common stock and warrants to purchase 338,700 shares of our common stock, the private placement of 4,075,600 shares of our Series A Preferred Stock and warrants to purchase 407,560 shares of our common stock, and $4,015,000 aggregate principal amount of our senior secured promissory notes and warrants to purchase up to a total of 529,980 shares of Common Stock. In connection with those private placements, we paid the Placement Agent a commission of approximately $961,550. In addition, we paid the Placement Agent a non-accountable expense allowance of $267,740 and issued the Placement Agent, or its affiliates, warrants to purchase 548,486 of our common shares, at exercise price of $2.50. The values of the warrants, $756,247, were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate 3.6% to 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 4 years.

During the quarter ended March 31, 2006, the Placement Agent acted as the placement agent for the Company in connection with the private placement of the Company's senior secured promissory notes and warrants to purchase up to a total of 297,000 shares of Common Stock. In connection with this private placement, the Company paid the Placement Agent a commission of $27,500.

Note 10. EMPLOYMENT CONTRACTS

On April 28, 2005, the Company entered into new employment agreements with four of its executive officers. The new agreements supersede and replace each officer's existing employment agreement with the Company. Pursuant to the new agreements, the officers will continue to serve the Company in the same capacities but on an "at-will" basis. Effective December 31, 2005, the President of the Company resigned. The total annual salaries of the three remaining contracts are $650,000. Each officer is entitled to receive 12 months salary and continuation of benefits in the event the Company terminates his agreement for other than "good cause" or the officer resigns from the Company for "good reason" (as such terms are defined in the agreements). In addition, each officer is entitled to 12 months salary and continuation of benefits in the event of disability or death during the term of his agreement. The Company's CEO is not under an employment contract.

Note 11. SUBSEQUENT EVENTS

On May 1, 2006, pursuant to a Patent Assignment Agreement and a Patent Assignment, both dated as of May 1, 2006, (the "Patent Assignment Agreement and a Patent Assignment"), the Company completed the purchase of all right, title and interest in United States Patent No. 6,306,248 (the "Patent") and related intellectual property, subject to existing licenses, from the University of Alabama in Huntsville for $100,000 and 167,000 shares of the Company's unregistered common stock valued at $698,000, the market value at May 1, 2006.

We continue to exploit the technology covered by the Patent through a sublicense from the original licensee, Bio-Products International, Inc. By virtue of our acquisition of the Patent, we now own all right, title and interest in the Patent, subject to Bio-Products International, Inc.'s existing license, which in turn continues to sublicense the technology to us.

Note 12. AMENDMENT AND RESTATEMENT OF FORM 10-KSB

On May 12, 2006, the Company determined that it would amend and restate its Annual Report on Form 10-KSB for the year ended December 31, 2005 to correct certain accounting errors in the financial statements included in such report related to the fair value of options and warrants, the relative fair value of senior secured debt and the related warrants and the classification of Redeemable Preferred Stock.

The principal accounting errors reflected in such financial statements were as follows:

1) Fair value of options and warrants: As previously disclosed in our reports filed with the SEC, on August 24, 2004 World Waste Technologies, Inc., a private company ("WWT") completed a reverse merger with and into a subsidiary of Voice Powered Technologies International, Inc ("VPTI"), a publicly-traded company with no assets, liabilities or operations. As a result of this merger, VPTI (renamed World Waste Technologies, Inc.) succeeded to all of the assets, liabilities and operations of WWT.

In order to properly account for the expense associated with the issuance of options and warrants, it is required to determine the fair value of these securities. In determining this value the Company undertook a "Black Scholes" analysis, a method of valuation that takes into account the expected volatility of the stock underlying the convertible securities being valued. Because at the time of this valuation the Company had no stock trading history as a company with the operations of WWT (i.e. all of the trading had been as VPTI, a company with no operations), in determining its expected volatility, the Company decided to use the trading prices of a representative sample of companies within its industry as opposed to VPTI's trading history.

Based on discussions with the staff of the SEC as to current practices in applying the applicable accounting guidelines (SFAS 123R) and further review of the authoritative accounting literature for new public companies, the Company concluded that the use of a volatility factor more consistent with its stage of life cycle and financial leverage would be more appropriate than a volatility factor based on the trading of shares of companies within its industry. As a result, the Company changed the volatility factor previously used from approximately 20% to 70%. Based on this analysis, the Company also changed the price used in calculating the fair value of the warrants issued in connection with a private placement of our Series A Preferred Stock from the price such shares were actually sold at to the quoted market price of the Company's stock as of the closing of such issuance. These changes affected primarily the recorded value on our balance sheet of the following line item accounts: Debt Offering Costs, Patent and Licenses, Senior Secured Debt, Redeemable Preferred Stock, Warrant Liability, Additional Paid in Capital and Deficit Accumulated during the Development Stage. These changes will result in an increase in the Company's net loss for 2004 of approximately $22,000 and a decrease in our net loss for 2005 of approximately $50,000, as well as an increase in dividend expense on our Series A Preferred Stock in 2005, including the amortization of preferred stock warrants, offering costs and the beneficial conversion feature of the preferred stock, of approximately $490,000.

2) Relative Fair Value: On November 1, 2005 the Company completed a private placement of senior debt securities with detachable warrants. In accounting for this transaction, the Company discounted the recorded value of the senior debt securities by an amount equal to the fair value of the warrants. Upon further review of the applicable accounting literature (APB Opinion 14), the Company determined that it should have discounted the senior debt for the "relative fair value" of the warrants rather than the "fair value" of the warrants. This had the effect of overstating the discount on the senior debt at December 31, 2005 by approximately $235,000.

3) Convertible Redeemable Preferred Stock: The Convertible Redeemable Preferred Stock had been classified as a liability because it is redeemable at the end of five years, at the option of the holders. Upon further review of authoritative literature, Convertible Redeemable Preferred Stock will be reclassified as "mezzanine equity" rather than as a liability.

Below is a summary of the significant effects of the restatement on the consolidated statements of operations (in thousands) for the years ended December 31, 2005 and 2004 and the balance sheets as at December 31, 2005 and 2004.

                                      2005 as                                 2004 as
                                     Previously       2005 as Restated       Previously       2004 as Restated
                                      Reported                                Reported
-------------------------------- ------------------ -------------------- ------------------ --------------------
Statements of Operations

General and Administrative
 Expenses                              $(3,351,247)         $(3,601,754)       $(2,124,436)         $(2,178,378)

Change in Fair Value of Warrant
 Liability                                 385,962              709,412

Net Loss                                (3,151,860)          (3,078,917)        (2,474,218)          (2,496,189)

Preferred Stock Dividend and
 amortization of Warrant Value,
 Offering Costs and Beneficial
 Conversion Feature                       (742,533)          (1,234,472)

Net Loss Attributable to Common
 Shareholders                          $(3,894,393)         $(4,313,389)       $(2,474,218)         $(2,496,189)


Balance Sheets

Debt Offering Costs                       $343,054             $453,264

Total Fixed Assets                      17,036,101           17,020,547

Patent License                             450,625              556,605           $450,625             $556,605

   Total Assets                        $20,980,908          $21,181,544         $6,786,477           $6,892,457

Senior Secured Debt                      2,957,169            3,191,811

Redeemable Preferred Stock               8,923,726                   --

Warrant Liability                          144,783              618,654

Total Long-Term Liabilities             12,025,678            6,139,570

Redeemable Preferred Stock                      --            7,096,544

Total Stockholders Equity                6,626,125            7,945,430          5,013,873            5,119,853

   Total Liabilities and
Stockholders Equity                    $20,980,908          $21,181,544         $6,786,477           $6,892,457


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

Since the formation of WWA in 2002, our efforts have been principally devoted to research and development activities, construction of our initial facility, raising capital, and recruiting additional personnel and advisors. To date, we have not marketed or sold any product and have not generated any revenues. We anticipate beginning operations and generating revenue sometime during the second quarter of 2006, subject to our ability to raise sufficient additional working capital in a timely manner.

Plan of Operations

Through the quarter ended March 31, 2006, we purchased certain assets, including additional equipment needed to construct our first facility to process residual municipal solid waste ("RMSW") delivered to us after processing through a materials recovery facility (MRF). WWT has a license for a patented technology and other related intellectual property capable of separating MSW into cellulose biomass and other commodities. This process, known as "pressurized steam classification," uses a pressurized, rotating autoclave to treat MSW and convert it into separable streams of metals, plastics, and cellulose biomass. The process minimizes detrimental discharges to the air, water and soil. The main product of the process is a cellulose biomass material with significant papermaking fiber content which after thorough screening and cleaning is expected to be sold for the production of liner or corrugated medium or other industrial uses. In addition to recovering cellulose, the process creates a saleable stream of standard recycled materials of aluminum, tin, steel and plastics. Although the Company has not reach a conclusion on the economic feasability at a commercial stage, we may be able to produce additional products such as ethanol and refuse derived fuel, cellulose insulation or sell additional residual materials into other markets. In December 2005, we began testing the "pressurized steam classification" process of this first facility. Through March 31, 2006, we had completed 10 trials on the front-end material handling equipment and steam classification vessels.We have processed over 200 tons of RMSW and produced approximately 150 tons of cellulose biomass material. In February 2006, the University of Washington Paper Science and Engineering Laboratory tested for us on samples of this cellulose biomass material and results indicated that the fiber produced was comparable to fiber produced during our prototype trials. We completed the primary construction of this facility at the end of March 2006. In April 2006, Taormina Industries, LLC accepted our completion and commencement notification in accordance with the lease agreement.

Laboratory testing of the cellulose biomass created during the trials between December 2005 and March 31, 2006 has indicated that higher than anticipated levels of biological oxygen demand (BOD) will be present in our wastewater discharge. We believe technology to address and remove these BOD levels is readily available to us and that equipment incorporating such technology can be installed at this first facility. We also believe it may be economically advantageous to us to purchase and install this additional equipment which may increase our capital requirements. Although we anticipate that this first facility will begin to produce product in the second quarter of 2006, operations are dependent on our ability to raise additional working capital in a timely matter. We intend to raise additional capital by means of equity and/or debt financing, although we cannot assure you that we will be able to raise such funds on terms acceptable to us, in the time required, or at all.

Beginning in April 2006, we began testing and commissioning the facility's unbleached fiber cleaning and screening process. As of May 15, 2006, although we are still in the testing and commissioning phase, the Company has produced unbleached fiber in the form of "wetlap." During the testing and commissioning phase and early stages of operations we expect very little revenue. We do not expect to reach a full stage of operations for 6 to 9 months.

On May 1, 2006, pursuant to a Patent Assignment Agreement and a Patent Assignment, both dated as of May 1, 2006, (the "Patent Assignment Agreement and a Patent Assignment"), the Company completed the purchase of all right, title and interest in United States Patent No. 6,306,248 (the "Patent") and related intellectual property, subject to existing licenses, from the University of Alabama in Huntsville for $100,000 and 167,000 shares of the Company's unregistered common stock. We continue to exploit the technology covered by the Patent through a sublicense from the original licensee, Bio-Products International, Inc. By virtue of our acquisition of the Patent, we now own all right, title and interest in the Patent, subject to Bio-Products International, Inc.'s existing license, which in turn continues to sublicense the technology to us.

Our current plan of operation for the remainder of the year ending December 31, 2006 primarily involves testing, commissioning and operating our first facility and making improvements to the equipment and process. We currently do not expect to reach a full stage of operations for 6 to 9 months. We currently anticipate hiring an additional 50 to 60 employees during the remainder of 2006. The amounts we expend on research and development and related activities during 2006 may vary significantly depending on numerous factors, including pace and success of the ramp up of processing of our first facility, and the possible acquisition of assets. Based on our current estimates, we believe that as of April 30, 2006, we estimate that we will need approximately $7.0 to $9.0 million to sustain our operations for the next 12 months. We intend to meet these needs by raising additional equity and/or debt financing, although we cannot assure you that we will be able to raise such funds on terms acceptable to us, in the time required, or at all. Upon the successful production of wetlap at our first facility, subject to us raising sufficient additional capital, we anticipate that we will begin the planning process of our second facility, including site location, permitting, design, engineering and the ordering of equipment. We believe we may not reach profitability until after the completion of the second facility which is expected to be in two years.

You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this report.

Financial information for the period from June 18, 2002 (date of inception) to December 31, 2003 is the historical financial information of Old WWT. Financial information for the year ended December 31, 2004 and 2005 and for the quarter ended March 31, 2006 is the historical financial information of Old WWT and VPTI combined.

Financing Transaction and Extinguishment of Senior Debt

It is our intention to complete a financing transaction in the near future. As part of the transaction, if successful, the Company intents to repay the Senior Debt of $6,265,000 and to modify certain terms of the Redeemable Convertable Preferred Stock which will probably result in significant charges.

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

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements dated March 31, 2006. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Amendment and Restatement

On May 16, 2006 on Form 8-K, the Company filed a Current Report on Form 8-K disclosing its intention to amend its Annual Report on Form 10-KSB, originally filed March 30, 2006, as amended, to restate the financial statements for the years ended December 31, 2005 and 2004 included therein. (see note 12)

Basis of Presentation

Our consolidated financial statements included in this report are prepared in accordance with accounting principles generally accepted in the United States of America. We are a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since we have derived no revenues from our activities to date.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss from operations for the quarter ended March 31, 2006 of $2,780,497 and for the year ended December 31, 2005 of $3,078,917, and the Company had a loss from operations since inception of $9,519,570 at March 31, 2006. The Company expects to incur substantial additional costs and capital expenditures to complete its initial facility and through the initial year of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

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

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's amended and restated consolidated financial statements for the year ended December 31, 2005 to be included in an amendment to the Company's Annual Report on Form 10-KSB, originally filed March 30, 2006. See note 12.

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

Stock-Based Compensation

During the fourth quarter of 2004, we adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation" retroactively to our inception. Accordingly, we have expensed the compensation cost for the options and warrants issued based on their fair value at their grant dates. During the quarter ended March 31, 2006, the Company adopted SFAS No. 123R. The adoption had no material effect on the financial statements of the Comapany.

Redeemable Preferred Stock

Preferred Stock which may redeemable for cash at the determination of the holder is classified as a long term liability.

Results of Operations

Comparison of Quarter ended March 31, 2006 and 2005

During 2006, we continued research on the licensed process and the intended use of the products from that process, development of our business plan, construction of our first facility in Anaheim, CA and capital raising activities.

Revenues

We did not generate any operating revenues in the quarters ended March 31, 2006 or 2005.

Expenses

General and administrative expenses of $968,668 increased by approximately $310,000 in the quarter ended March 31, 2006 compared to the same quarter in 2005 primarily due to increases in employee-related expenses, and insurance. Employee-related expenses increased by approximately $274,000 in 2006 due to salaries of approximately $42,000 related to the hiring of additional staff as we prepared for the opening of our first facility and the amortization of employee stock option expense of approximately $232,000. Insurance expense increased by approximately $74,000 in 2006 primarily due to an increase in Directors and Officers insurance due to increased coverage limits.

Finance expense represents the value of warrants issued to the holder of the Series A Preferred Stock for their consent to issue additional Senior Secured Debt and agreement to waive certain of their veto rights and contractual rights to facilitate the Company's next round of financing. (See Note 6).

Change in fair value of warrant liability of $120,154 for the quarter ended March 31, 2006 relates to the fair value of warrants to purchase common stock issued with registration rights as part of our preferred stock offering in 2005. In accordance with SFAS 133 and EITF 00-19, the fair value of the warrants must be shown as a liability until the Company meets the registration requirements.

Comparison of the quarter ended March 31, 2005 and 2004

During the quarter ended March 31, 2005, we continued research on the licensed process and the intended use of the products from that process, development of our business plan, designed and continued construction of our first facility in Anaheim, CA and continued raising capital.

Revenues

We did not generate any revenues in the quarters ended March 31, 2005 or 2004.

Expenses

General and administrative expenses increased by $177,299 to $659,122 in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 due to an increase in staff and expenses related to the preparation of the Company to become operational. Interest expense decreased $23,342 to $948 in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 due to the conversion to common stock of the promissory notes payable in August of 2004.

Liquidity and Capital

At March 31, 2006, we had cash on hand of approximately $1,779,000. During the quarter ended March 31, 2006, the Company raised approximately $2.25 million from the issuance of Senior Secure Debt and used cash primarily for operating expenses of approximately $675,000 and for the purchase of fixed assets related to the completion of our first plant of approximately $2,295,000. As of April 30, 2006, we estimate that we will require approximately $7.0 to $9.0 million to sustain operations for the next 12 months (exclusive of the additional approximately $6.3 million necessary to repay our Senior Secured Debt.) We are investigating the purchase or lease of water treatment equipment for our initial facility. If we decide to purchase the equipment, it may require approximately $3 million to $5 million of additional capital. We intend to raise additional equity and/or debt financing in order to have the funds required to carry out these activities. We cannot assure you that we will be able to raise such funds on terms acceptable to us, or at all.

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

As of March 31, 2006, the only long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other similar long-term liabilities, were the Taormina agreement described in "Business" above, the monthly payment due Bio-Products as part of the license agreement, and the Senior Secured Debt. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, except for the Senior Secured Debt described in Note 5.

We do not believe that inflation has had a material impact on our business or operations.

New Accounting Pronouncements

SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 The FASB has issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not believe that this statement will have a material effect on the financial statements.

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

RISKS RELATED TO OUR BUSINESS

     We may be unable to achieve commercial production levels at our initial facility on a timely basis or at all.

     We recently completed construction of our initial facility in Anaheim, California. Prior to completion, laboratory testing of the cellulose biomass created during certain trial runs of our process indicated that the level of biological oxygen demand ("BOD") that will result from our process could be higher than the levels previously anticipated. We believe that the sewer surcharges by the local sanitation district as a result of such discharges would negatively affect our profitability. We believe that the technology capable of significantly reducing these BOD discharges to acceptable levels is readily available to us and that equipment incorporating such technology is available for purchase and installation at our facility. We estimate, however, that it will take us an additional six to nine months before we are able to install the necessary equipment. In the meantime, we plan to conduct a controlled startup of the facility, and we do not anticipate that we will commence full production until such time as we determine what equipment is required and such equipment is installed and fully functional.

     Depending on the cost of equipment necessary to solve this problem (which we will likely not know until we have commenced the controlled startup), we may need to raise additional capital to fund the lease or purchase of such equipment. To the extent that we raise capital through the incurrence of indebtedness or issuance of debt securities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Even if we are able to obtain sufficient funds to lease or acquire the necessary equipment, such equipment may not in fact resolve this problem or we may not be able to install it within the estimated timeframes. As a result, we may be unable to achieve commercial production levels at our initial facility on a timely basis or at all, in which case we could be required to curtail or possibly cease altogether, our operations. Furthermore, if the facility is not adequate for our needs or does not work without other difficulties or down times, we would again likely need to raise additional capital in order to fund further development of the facility.

     Our success depends on our ability to protect our proprietary technology.

     Our success depends, to a significant degree, upon the protection of our, and that of our licensors', proprietary technologies. We exploit our technology through the sublicense of a patent from Bio-Products International, Inc. Bio Products licenses this patent from the patent owner, which had been, until recently, the University of Alabama in Huntsville. Although we recently acquired ownership of the patent from the University, our use of the technology is still subject to our sublicense with Bio-Products. Additionally, the need to pursue additional protections for our intellectual property is likely as new products and techniques are developed and as existing products are enhanced, and such protections may not be attained in a timely manner or at all.

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

     We also rely on trade secrets and contract law to protect certain of our proprietary technology. If any of our contracts is breached or if any of our trade secrets becomes known or independently discovered by third parties, we could face significant increased competition and our business could be harmed.

     If other persons independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how, the result could be significant increased competition for our services. In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties. If we are unable to obtain such licenses on acceptable terms, we may encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

     We may face delays in the development of our technology, and our technology may not work as well as expected or be economically viable.

     The steam classification and processing technology that we intend to use has not yet been widely applied within the municipal solid waste industry and may not work as well as expected or be economically viable. The successful application of the technology at large scale and high volumes to create commercially usable cellulose fiber has yet to be proven. Any inability under our current plan to operate the plant in a manner that will produce large volumes of commercially usable cellulose fiber may require additional investment in capital equipment and/or increased operating expenses beyond currently contemplated business and construction plans, such as handling large quantities of textiles and contamination levels of the water discharge to the sewer. Unforeseen difficulties in the development or market acceptance of this cellulose fiber may lead to significant delays in production and the subsequent generation of revenue. For example, laboratory testing of the cellulose biomass created during trials since December 2005 has indicated that higher than anticipated levels of biological oxygen demand (BOD) will result from our fiber cleaning and screening process. Although we believe technology to address and remove these BOD levels is readily available to us and that equipment incorporating such technology can be installed at this facility, if we are unable to resolve this problem within our anticipated budget, we might need to raise additional financing (which would reduce the percentage ownership of our company held by our existing stockholders) or might be forced to curtail or cease operations altogether.

     Our limited operating history makes it difficult to predict future results.

     We are in the development stage and are subject to all the business risks associated with a new enterprise, including uncertainties regarding product development, constraints on our financial and personnel resources, and dependence on and need for third party relationships. For the period from June 18, 2002 (inception) to December 31, 2005, we incurred total net losses of approximately $6.8 million and for the quarter ended March 31, 2006, our net losswas approximately $2.8 million. We have had no revenues to date and do not know when or whether we will be able to develop sources of revenue or whether our operations will become profitable, even if we are able to begin generating revenue. We have not yet sold any products or services or otherwise generated revenue, and we may never be able to do so. If we are unable to generate revenue, we would need to develop a new business plan or curtail or cease operations completely.

     The auditors' report with respect to our financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

     We may be unable to obtain the large amount of additional capital that we need to operate our business.

     We raised approximately $5.4 million, net of offering costs, prior to the closing of the Merger in August 2004, which funds were used for the purchase of equipment, leasehold improvements and working capital purposes. In addition, we raised approximately $15.3 million, net of offering costs, between August 2004 and December 31, 2005, which funds were also used for the purchase of equipment, leasehold improvements and working capital purposes. As of March 31, 2006, we estimate that we will need at least an additional $7.0 to $9.0 million to sustain our operations for the next 12 months (exclusive of the additional approximately $6.3 million that might be necessary to repay our Senior Secured
Debt). The required additional financing may not be available on terms acceptable to us, or at all. If we are unable to raise such additional funds, we anticipate that we can continue to fund our operations through June 2006.

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

     As of March 31, 2006, we owed the holders of our Senior Secured Debt approximately $6.3 million. These debentures, which bear interest at the annual rate of 10% and are secured by all of our assets, are due upon the first to occur of a closing of equity financing by us of at least $9.0 million, or August 10, 2007. If we are unable to repay these debentures when they become due or are unable to make the cash quarterly interest payments (currently approximately $160,000 per quarter), whether with cash from operations or pursuant to a re-financing, the holders of such debentures will have the ability to foreclose on our assets to satisfy the amounts owed to them prior to any distribution being available to holders of our Common Stock or Preferred Stock. Any such foreclosure would also likely result in our inability to continue operations.

     We may not be able to obtain or sustain market acceptance for our services and products.

     We do not intend to engage in advertising during our development phase. Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect our financial condition and operating results. We may fail to successfully complete the development and introduction of new products or product enhancements, and new products that we develop may not achieve acceptance in the marketplace. We may also fail to develop and deploy new products and product enhancements on a timely basis. Any of the foregoing could require us to revise our business plan, raise additional capital or curtail operations.

     The market for services and products in the solid waste processing and recycling industry is competitive, and we may not be able to compete successfully.

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

     The demand for our services may be adversely affected by environmental laws and regulations.

     To a certain extent, demand for our services is created by environmental laws and regulations, including (a) requirements to safely dispose of RMSW by various methods including in properly constructed and operated landfills, (b) requirements to attempt to recycle a certain proportion of RMSW, and (c) requirements that businesses operating in the solid waste industry comply with applicable land, water and air emission regulations. The lack of environmental laws and regulations, or the loosening or non-enforcement of existing regulations, would decrease demand for our services and may have a material adverse affect on our business.

     If we do not obtain a significant supply of solid waste and timely payment for that solid waste, our operating results could be adversely affected.

     If we do not obtain a supply of solid waste at quantities and qualities that are sufficient to operate our proposed facilities at the expected operating levels, or if third parties do not promptly pay for the solid waste they deliver to us for processing, our financial condition and operating results could be adversely affected. Additionally, our current waste supply agreement does not include a specification requirement for the composition of materials in our incoming waste stream. One or more of the following factors could impact the price and supply of waste:

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

     Our results of operations may be adversely affected by changing resale prices or market requirements for recyclable materials.

     The resale price for our recycled products, including our unbleached fiber product, aluminum, and steel, will be tied to commodity pricing. Our results of operations may be adversely affected by changing resale prices or market requirements for these recyclable materials. The resale, and market demand for, these materials can be volatile due to numerous factors beyond our control, which may cause significant variability in our period-to-period results of operations.

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

     We are subject to potential liability and restrictions under environmental laws, including those relating to handling, recycling, treatment, storage of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been, and will continue to be, subject to significant regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. Our business is subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions and regulations. If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals, we could be subject to civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue, and/or take corrective actions. We may not have sufficient insurance coverage for our environmental liabilities. Those costs or actions could be significant to us and significantly impact our results of operations, as well as our available capital.

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

     Future costs under environmental, health and safety laws may adversely affect our business.

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

     We may be unable to obtain permits that are required to operate our business.

     Although we have obtained all of our environmental permits necessary to construct our initial facility in Anaheim, California, our failure to retain these permits or our failure to obtain or retain the permits required to operate additional facilities we may seek to construct would have a material negative effect on our business operations. Permits to operate waste processing facilities have become increasingly difficult and expensive to obtain and retain as a result of many factors including numerous hearings and compliance with zoning, environmental and other regulatory measures. The granting of these permits is also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain or retain the required permits to operate our facilities could have a material negative effect on our future results of operations.

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

     The Taormina agreement, as amended, provides that Taormina can terminate the agreement in the event that, among other things, we do not complete all permitting, approvals and construction of the leased facility by April 8, 2006, or if we fail to occupy and use the leased facility by April 8, 2006. We believe that we met the foregoing conditions prior to April 8, 2006 and received sign acknowledgement by Taormina of our meeting this requirement, if this agreement is terminated for any reason or if we are unable to extend this agreement on terms favorable to us or at all prior to its expiration, our business, financial condition and results of operations would be materially harmed.

     We may be exposed to substantial liability claims in the ordinary course of our business.

     Since our personnel are expected to routinely handle solid waste materials, we may be subject to liability claims by employees, customers and third parties. We currently have liability insurance in place, but such insurance may not be adequate to cover claims asserted against us. Also, we may be unable to maintain or purchase such insurance in the future. Either of these events could have a material adverse affect on our financial condition or our ability to raise additional capital.

     Claims by other companies that we infringe their intellectual property or proprietary rights may adversely affect our business.

     If any of our products or processes is found to violate third party intellectual property rights, we may be required to re-engineer one or more of those products or processes or seek to obtain licenses from third parties to continue offering our products or processes without substantial re-engineering, and such efforts may not be successful. We may be unable to obtain such licenses at a reasonable cost, if at all. Failure to do so could result in significant curtailment of our operations.

     Future patents may be issued to third parties upon which our technology may infringe. We may incur substantial costs in defending against claims under any such patents. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which effectively could block our ability to further develop or commercialize some or all of our products or services, and could result in the award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. We may be unable to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on our business and results of operations.

     Our license agreement with Bio-Products International, Inc. is not exclusive in all respects and imposes certain requirements on us to maintain exclusivity in specified applications.

     Our license agreement with Bio-Products International, Inc. ("BPI") grants us the exclusive rights to exploit the technology covered by the license in the United States with respect to most applications. We do not, however, have the exclusive right to applications in which the cellulose biomass product of waste, including municipal solid waste, processed utilizing the licensed technology is either used directly as a fuel source or converted into an end product for energy production. Accordingly, BPI may grant third parties the right to use the technology for the production of marketable solid combustion fuel end products. In order to maintain exclusivity with respect to the other applications, we are required to continue to improve our initial facility in Anaheim, California on a regular schedule or construct new facilities. Our failure to maintain exclusivity of the license could have a material adverse effect on our business, financial condition and results of operations.

     If we fail to implement new technologies, we may not be able to keep up with our industry, which could have an adverse affect on our business.

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

     Changes in stock option accounting rules may adversely affect our reported operating results, our stock price and our ability to attract and retain employees.

     In December 2004, the Financial Accounting Standards Board published new rules that require companies to record all stock-based employee compensation as an expense. The new rules apply to stock option grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. During the fourth quarter of 2004, we adopted this accounting policy, retroactive to our inception. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such share-based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities.

     The expenses we will have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. For example, for the year ended December 31, 2005 and the quarter ended March 31, 2006, we incurred approximately $423,000 and $231,703, respectively of expenses as a result of share-based compensation. The adverse effects that the new accounting rules may continue to have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. However, reducing our use of stock plans to reward and incentivize our officers, directors, employees and consultants, could result in a competitive disadvantage to us in the employee marketplace.

RISKS RELATED TO OUR COMMON STOCK

     Substantial sales of our common stock could cause our stock price to fall.

     As of March 30, 2006, we had outstanding 24,728,955 and 4,075,600 shares of common stock and preferred stock, respectively (exclusive of accrued but unpaid dividends on our preferred stock of approximately 323,000 additional shares of preferred stock), as well as options and warrants to acquire up to an additional 4,411,198 shares of common stock, all of which were "restricted securities" (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). A substantial portion of these shares are either freely tradable shares or eligible for public resale under Rule 144. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares are now eligible for sale. In addition, we are contractually obligated to file and have declared effective with the SEC a registration statement covering the resale of a significant number of shares held by certain stockholders. Sales of the shares subject to Rule 144 or an effective registration statement, or the possibility that substantial amounts of common stock may be sold in the public market under Rule 144 or such a registration statement, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

     The limited market for our common stock may adversely affect trading prices or the ability of a shareholder to sell our shares in the public market.

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

     The holders of our preferred stock have certain rights that could adversely affect the value of our common stock.

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

     As of March 31, 2006, we have one such series of preferred stock, designated as "8% Series A Cumulative Redeemable Convertible Participating Preferred Stock." The Series A Preferred is convertible into our common stock under certain circumstances and has the following preferences to our common stock:

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

     Redemption. The holders of a majority of the shares of Series A Preferred have the option to require us to redeem all outstanding shares of Series A Preferred on May 27, 2010 at a redemption price equal to $2.50 per share, plus accrued and unpaid dividends to that date.

     Our directors, executive officers and their affiliates hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

     As of March 31, 2006, our directors and executive officers and their affiliates beneficially owned over approximately 40.0% of our outstanding common stock. These stockholders, if they were to act together, would likely be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

     o    our merger with or into another company;

     o    a sale of substantially all of our assets; and

     o    amendments to our articles of incorporation.

     The decisions of these stockholders may conflict with our interests or those of our other stockholders.

The market price of our stock may be adversely affected by market volatility.

     The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factor, including:

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

     o    new accounting standards;

     o    general economic, political and market conditions and other factors;
          and

     the occurrence of any of the other risks described in this Form 10-QSB.

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


                           PART II-- OTHER INFORMATION
                           ---------------------------

Item 5 --  Other Information

     None

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


(b) On January 3, 2006, the Company filed a Current Report on Form 8-K disclosing the entry into of a material definitive agreement and the sale of unregistered sale of equity securities.

     On February 16, 2006, the Company filed a Current Report on Form 8-K disclosing the entry into of a material definitive agreement.

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


                                             WORLD WASTE TECHNOLOGIES, INC.
                                             (Registrant)


Date: May 22, 2006                           By: /s/ David Rane
                                                 -------------------------------
                                                 David Rane
                                                 Chief Financial Officer

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