Form 10KSB/A
period 2005-12-31
WORLD WASTE TECHNOLOGIES INC
filed 2006-07-07
CIK 890447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                  FORM 10-KSB/A
                                 Amendment No. 2

                                 ---------------

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

Issuer's revenues for its most recent fiscal year: $0

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Issuer computed by reference to the price at which the common equity was sold as of June 30, 2006 was approximately $50,073,000 assuming solely for purposes of this calculation that all directors and executive officers of the Issuer and all stockholders beneficially owning more than 10% of the Issuer's common stock are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 25,096,235 shares of the Company's common stock outstanding on June 30, 2006.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                                EXPLANATORY NOTE


World Waste Technologies, Inc., a California corporation (the "Company"), is filing this Amendment No. 2 on Form 10-KSB/A (this "Amendment") to amend its Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the "SEC") on March 30, 2006 (the "Original 10-KSB") and which was amended by Amendment No. 1 to the Original 10-KSB which was filed with the SEC on May 15, 2006 (the "First Amendment").

The purpose of this Amendment is to restate the Company's financial statements for the years ended December 31, 2004 and 2005, and to amend the related disclosures in the Original 10-KSB, to correct certain accounting errors in the original financial statements related to the fair value of options and warrants, the relative value of senior secured debt and the related warrants and the classification of redeemable preferred stock. Note 16 to the restated financial statements that are included in this Amendment describes in more detail the nature and effects of the restatement. The Amendment also includes updated information regarding the Company's liquidity.

This Amendment amends and restates in full the following Items and Exhibits:

o           Item 6 - Management's Discussion and Analysis or Plan of Operation

o           Item 7 - Financial Statements

o           Item 8A - Controls and Procedures

o           Item 13 - Exhibits

o           Exhibits 31.1, 31.2, 32.1 and 32.2 - Officers' Certifications

In addition, on the cover page of this Amendment, (i) the reference in the Original 10-KSB to the incorporation by reference of the Company's 2006 definitive proxy statement has been deleted, and (ii) the information with respect to the number of outstanding shares of the Company's common stock and the market value of such shares held by Company non-affiliates has been updated. Although the full text of Items 1-5, 8 and 8B has been included in this Amendment, the text in such Items has not been modified from the text in the Original 10-KSB.

Except for the amendments and updates that are described in the preceding paragraphs, (i) this Amendment does not modify or update the Original 10-KSB or the First Amendment, and (ii) this Amendment does not reflect events that occurred after the filing of the Original 10-KSB or the First Amendment except as required to reflect the effects of the restatement described in Note 16 to the accompanying financial statements.


Throughout this Amendment, the terms "World Waste", "WWT", "we", "us", "our", the "Company" and "our Company" refer to World Waste Technologies, Inc., a California corporation formerly known as Voice Powered Technologies International, Inc., and, unless the context indicates otherwise, also includes our subsidiary, World Waste Operations, Inc., a California corporation.

Forward-Looking Statements

This Amendment contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. Our actual results may differ materially from results anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Factors that May Affect Future Results and Market Price of Our Stock".

                  TABLE OF CONTENTS



PART I                                                                         1

    ITEM 1.   DESCRIPTION OF BUSINESS                                          1

    ITEM 2.   DESCRIPTION OF PROPERTY                                          7

    ITEM 3.   LEGAL PROCEEDINGS                                                7

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              7

PART II                                                                        7

    ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         7

    ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        9

    ITEM 7.   FINANCIAL STATEMENTS, RESTATED                                  24

    ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE                                      24

    ITEM 8A.  CONTROLS AND PROCEDURES                                         24


    ITEM 8B.  OTHER INFORMATION                                               24


PART III                                                                      25

    ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT             25

    ITEM 10.  EXECUTIVE COMPENSATION                                          25

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      25

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  25

    ITEM 13.  EXHIBITS                                                        25

    ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                          28

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

                       Corporate History of Reverse Merger

We were formed as a result of two mergers that occurred in 2004. First, in March 2004, World Waste of America, Inc. ("WWA") merged with and into a wholly owned subsidiary of Waste Solutions, Inc. ("WSI"), a California corporation. Cagan McAfee Capital Partners and its affiliates were the controlling shareholders of WSI. As a result of this merger, WSI continued as the surviving corporation, assumed the operations and business plan of WWA, the stockholders of WWA became stockholders of WSI, and WSI changed its name to World Waste Technologies, Inc. ("Old WWT").

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

The Taormina Agreement

In June 2003, we entered into a 10-year contract, with Taormina Industries, a wholly owned division of Republic Services, Inc. The contract provides for three five-year extensions. The Taormina Recycle Agreement requires Taormina to deliver up to 500 tons of RMSW per day to us for processing at our Anaheim Facility currently under construction on the campus of Taormina in Anaheim, CA. Under the terms of the Taormina agreement, Taormina is required to pay us a tipping fee per ton of RMSW delivered to us. The second phase of the Taormina agreement calls for us to build a 2,000-tons per day plant in the Orange County, California-area. The Taormina agreement also grants Taormina a right of first refusal to participate in potential future projects in an additional 10 counties throughout California where Taormina has operations. Our success is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance.

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

There are also various state and local regulations that affect our operations. Sometimes states' regulations are stricter than comparable federal laws and regulations.

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

Intellectual Property

On June 21, 2002, we entered into a U.S. technology license agreement with Bio-Products International, Inc., an Alabama corporation, with respect to several patent claims and other related intellectual property relating to the methods and processes developed by the University of Alabama in Huntsville ("UAH"). The technology was designed to provide for the processing and separation of material contained in MSW. This unique process treats MSW with a combination of time, temperature and pressure. Temperatures of several hundred degrees sterilize the material and the pressure, and agitation causes a pulping action. This combination is designed to result in a large volume reduction, yielding a high-density cellulose biomass product. The significant portion of the material is a biomass cellulose with significant papermaking fiber content that may be sold to container board plants after a screening and cleaning process. The most recent patent includes the capturing of all Volatile Organic Compounds and was granted by the United States Patent and Trademark Office in October 2001. See Note 15.

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

Employees

As of May 20, 2006, we had nine full-time employees. There are four members in our executive management team and five persons employed in operations and administration. We are not a party to any collective bargaining agreements. We have not experienced work stoppages and we believe that our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are in San Diego, California, where we lease approximately 1,700 square feet under a lease expiring in September 30, 2006, with monthly rental payments of $4,720.

We are currently constructing a plant on leased real property in Anaheim, California, which covers an approximately 30,000 square foot building and expires in July 2014. The lease provides for three five year extensions. Base rent under this lease is $15,900 per month, subject to annual cost-of-living adjustments.

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

Quarter Ending                            High                Low
---------------                           -----               ---

Fiscal 2003
-----------
March 31, 2003                            $0.60              $0.60
June 30, 2003                             $0.60              $0.60
September 30, 2003                        $0.60              $0.60
December 31, 2003                         $3.60              $0.60

Fiscal 2004
-----------
March 31, 2004                            $9.00              $0.60
June 30, 2004                            $11.40              $4.20
September 30, 2004                        $7.00              $2.50
December 31, 2004                         $4.85              $3.20

Fiscal 2005
-----------
March 31, 2005                            $4.90              $2.80
June 30, 2005                             $5.50              $2.80
September 30, 2005                        $4.55              $2.10
December 31, 2005                         $3.50              $2.15



As of June 30, 2006, there were 25,096,235 common shares outstanding. As of such date, there were approximately 866 shareholders of record, not including holders who hold their shares in "street name".

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

Overview

We were formed as a result of two mergers that occurred in 2004. First, in March 2004, World Waste of America, Inc. ("WWA") merged with and into a wholly owned subsidiary of Waste Solutions, Inc. ("WSI"), a California corporation. Cagan McAfee Capital Partners and its affiliates were the controlling shareholders of WSI. As a result of this merger, WSI continued as the surviving corporation, assumed the operations and business plan of WWA, the stockholders of WWA became stockholders of WSI, and WSI changed its name to World Waste Technologies, Inc. ("Old WWT").

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

Plan of Operations

Through March 31, 2006, we purchased certain assets and equipment needed to construct our first facility to process residual municipal solid waste ("RMSW") delivered to us after processing through a materials recovery facility (MRF). WWT has a license for a patented technology and other related intellectual property capable of separating MSW into cellulose biomass and other commodities. This process, known as "pressurized steam classification," uses a pressurized, rotating autoclave to treat MSW and convert it into separable streams of metals, plastics, and cellulose biomass. The process minimizes detrimental discharges to the air, water and soil. The main product of the process is a cellulose biomass material with significant papermaking fiber content which after thorough screening and cleaning is expected to be sold for the production of liner or corrugated medium or other industrial uses. In addition to recovering cellulose, the process creates a saleable stream of standard recycled materials of aluminum, tin, steel and plastics. Although the Company has not reached a conclusion on the economic feasibility at a commercial stage, we may be able to produce additional products such as ethanol and refuse derived fuel, cellulose insulation or sell additional residual materials into other markets. In December 2005, we began testing the "pressurized steam classification" process of this first facility. Through March 31, 2006, we had completed 10 trials on the front-end material handling equipment and steam classification vessels. We have processed over 200 tons of RMSW and produced approximately 150 tons of cellulose biomass material. In February 2006, the University of Washington Paper Science and Engineering Laboratory tested for us on samples of this cellulose biomass material and results indicated that the fiber produced was comparable to fiber produced during our prototype trials. We completed the primary construction of this facility at the end of March 2006. In April 2006, Taormina Industries, LLC accepted our completion and commencement notification in accordance with the lease agreement.

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

Beginning in April 2006, we began testing and commissioning the facility's unbleached fiber cleaning and screening process. As of May 20, 2006, although we are still in the testing and commissioning phase, the Company has produced unbleached fiber in the form of "wetlap." During the testing and commissioning phase and early stages of operations, we expect very little revenue. We do not expect to reach a full stage of operations for 6 to 9 months.


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


Our current plan of operation for the remainder of the year ending December 31, 2006 primarily involves testing, commissioning and operating our first facility and making improvements to the equipment and process. We currently do not expect to reach a full stage of operations for 6 to 9 months. We currently anticipate hiring an additional 50 to 60 employees during the remainder of 2006. The amounts we expend on research and development and related activities during 2006 may vary significantly depending on numerous factors, including pace and success of the ramp up of processing of our first facility, and the possible acquisition of assets. Based on our current estimates, we believe that as of May 20, 2006, we estimate that we will need approximately $7.0 to $9.0 million to sustain our operations for the next 12 months. We intend to meet these needs by raising additional equity and/or debt financing, although we cannot assure you that we will be able to raise such funds on terms acceptable to us, in the time required, or at all. Upon the successful production of wetlap at our first facility, subject to us raising sufficient additional capital, we anticipate that we will begin the planning process of our second facility, including site location, permitting, design, engineering and the ordering of equipment. We believe we may not reach profitability until after the completion of the second facility which is expected to be in two years.

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

Financing Transaction and Extinguishment of Senior Debt

We recently completed a $25 million private placement of equity securities. As part of this transaction approximately $2,485,000 principal amount of our Senior Debt was exchanged for our equity securities, with the balance of such debt $3,780,000 being repaid with a portion of the offering proceeds. Additionally, as part of this transaction we are required to seek shareholder approval to modify certain terms of our Redeemable Convertible Preferred Stock. The foregoing will probably result in significant charges to our earnings.

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

Amendment and Restatement

The accompanying consolidated financial statements are amended and restated from the original Form 10-KSB filed March 30, 2006. (see note 16)

Basis of Presentation

Our consolidated financial statements included in this report are prepared in accordance with accounting principles generally accepted in the United States of America. We are a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since we have derived no revenues from our activities to date.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the year ended December 31, 2005 of $3,078,917 compared to a net loss of $2,496,188 for the year ended December 31, 2004, and the Company had net loss from inception of $6,739,073 at December 31, 2005. The Company expects to incur substantial additional costs and capital expenditures to complete its initial facility and through the initial year of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

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

Expenses

General and administrative expenses increased by approximately $1.4 million in 2005 primarily due to increases in employee-related expenses, rent and consulting fees. Employee-related expenses increased by approximately $1,000,000 in 2005 due to salaries of approximately $650,000 related to the hiring of additional staff as we prepared for the opening of our first facility, amortization of employee stock option expense of approximately $350,000, travel due to increased business activities of $90,000 and relocation expense related to the hiring of additional staff of approximately $75,000. Rent increased by approximately $122,000 due to the payment of 12 months' rent in 2005 versus only four months' rent in 2004. Professional and consulting fees increased by approximately $100,000 in 2005 due primarily to the costs associated with complying with SEC reporting requirements as a result of becoming a reporting company in August 2004.

Interest income (expense)

Interest income (expense) changed by approximately $128,000, from an expense of $65,000 in 2004 to income of $63,000 in 2005, primarily as a result of the cash received and invested from the sale of our common stock, preferred stock and senior debt.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities of approximately $709,000 in 2005 relates to the fair value adjustment of warrants to purchase common stock issued with registration rights as part of our preferred stock offering in 2005 in accordance with SFAS 133 and EITF 00-19.

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

General and administrative expenses increased by approximately $2.8 million to $2,146,407 in 2004 compared to 2003, as a result of a number of factors. Salaries increased by approximately $350,000 to $683,969 in 2004 compared to 2003 due to our head count increasing from 3 to 7 employees, including the hiring of two officers as we continued to prepare to open our first facility in 2005. Professional fees increased by $380,343 to $433,853 in 2004 compared to 2003 due to business development consulting of $275,000 and increased accounting fees of $100,000 due to SEC reporting requirements. Legal fees increased $331,781 to $346,705 in 2004 compared to 2003 due to the two mergers during 2004, the lease negotiations with Taormina Industries, the license modifications and SEC reporting requirements. Rent increased $80,661 to $128,660 in 2004 compared to 2003 primary due to the lease in Anaheim with Taormina Industries. The litigation settlement of $150,000 in 2004 reflects the settlement of litigation pursuant to which we agreed to pay a total of $150,000 over a 12 month period. Pursuant to a consulting agreement entered into by us in February 2003 with Liviakis Financial Communications, Inc. ("Liviakis"), Liviakis agreed to assist us in various investor relation support activities. As consideration for such services, we issued Liviakis and certain of its principles the right to acquire membership interests in WSI, which interests converted into warrants to acquire a total of 350,000 shares of the common stock of Old WWT (prior to the merger of Old WWT into a subsidiary of VPTI). Investor relations expense of $172,000 in 2004 relates to the amortization of this stock compensation to Liviakis. We began amortizing the value of these warrants, $459,322, on March 25, 2004, the date the definitive merger agreement with VPTI was announced (see
Note 1 to our consolidated financial statements), over 24 months, the term of the consulting agreement. The contract does not require any services or fees after March 25, 2006.

Liquidity and Capital

At December 31, 2005, we had cash on hand of approximately $2.8 million or an increase of approximately $1.7 million as compared to cash on hand at December 31, 2004. This increase was due primarily to our sale of Series A Preferred Stock for net proceeds of approximately $9.5 million, our sale of Senior Secured Debt for net proceeds of approximately $3.7 million and our sale of common stock for net proceeds of approximately $3.0 million, offset by the uses of cash for operating purposes during our development stage of approximately $3.1 million and the purchase of equipment and construction costs related to the construction of our first facility of approximately $11.6 million.

On each of May 26, 2006 and May 30, 2006 we completed a private placement of equity securities, resulting in total gross proceeds to us of $25.0 million. We intend to use the net proceeds to start-up operations at, and make improvements to, its initial facility located in Anaheim, CA, to begin preparations for additional facilities and for general corporate purposes. We expect these funds to sustain us until we begin construction of our second facility which we expect to be within the next twelve months.

On November 1, 2005 and on February 10, 2006, we issued Senior Secured Debt (see notes 9 and 15) totaling approximately $6.3 million of Senior Secured Debt outstanding. This debt carried an interest rate of 10% per year, payable quarterly in arrears, of approximately $160,000 per quarter. All of this debt has either been converted into our equity securities or repaid with the proceeds of the offering described above.

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

            We are in the development stage and are subject to all the business risks associated with a new enterprise, including uncertainties regarding product development, constraints on our financial and personnel resources, and dependence on and need for third party relationships. For the period from June 18, 2002 (inception) to December 31, 2005, we incurred total net losses of approximately $6.8 million. We have had no revenues to date and do not know when or whether we will be able to develop sources of revenue or whether our operations will become profitable, even if we are able to begin generating revenue. We have not yet sold any products or services or otherwise generated revenue, and we may never be able to do so. If we are unable to generate revenue, we would need to develop a new business plan or curtail or cease operations completely.

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

            We raised approximately $5.4 million, net of offering costs, prior to the closing of the Merger in August 2004, which funds were used for the purchase of equipment, leasehold improvements and working capital purposes. In addition, we raised approximately $15.3 million, net of offering costs, between August 2004 and December 31, 2005, which funds were also used for the purchase of equipment, leasehold improvements and working capital purposes. On May 26 and May 30, 2006 completed two private placements of our equity securities generating net proceeds to us of approximately $18.5 million (after the repayment of our outstanding senior secured debt) The required additional financing may not be available on terms acceptable to us, or at all. If we are unable to raise such additional funds, we anticipate that we can continue to fund our operations through June 2006.

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

            In June 2003, we signed a 10-year contract with Taormina Industries, a division of Republic Services, Inc. The agreement provides for Taormina to deliver up to 500 tons of MSW per day to us for processing at our Anaheim facility currently under construction on the campus of Taormina in Anaheim, California. The second phase calls for us to build an additional plant in the Orange County area at which Taormina will deliver up to an additional 2,000 tons of MSW per day. The agreement grants Taormina a right of first refusal to participate in potential additional projects in an additional 10 counties throughout California where Taormina has operations. Under the terms of the agreement, Taormina will pay a per ton tipping fee to the Company. We anticipate that a substantial portion of our revenues will be generated from this agreement for the foreseeable future.

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

            The expenses we will have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. For example, for the year ended December 31, 2005 , we incurred approximately $423,000 of expenses as a result of share-based compensation. The adverse effects that the new accounting rules may continue to have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. However, reducing our use of stock plans to reward and incentivize our officers, directors, employees and consultants, could result in a competitive disadvantage to us in the employee marketplace.

o           RISKS RELATED TO OUR COMMON STOCK

            Substantial sales of our common stock could cause our stock price to fall.

            As of December 31, 2005, we had outstanding 24,686,230 and 4,075,600 shares of common stock and preferred stock, respectively (exclusive of accrued but unpaid dividends on our preferred stock of approximately 226,000 additional shares of preferred stock), as well as options and warrants to acquire up to an additional 3,799,362 shares of common stock, all of which were "restricted securities" (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). A substantial portion of these shares are either freely tradable shares or eligible for public resale under Rule 144. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares are now eligible for sale. Pursuant to two private placements completed in May, 2006, we issued shares of preferred stock convertible into a total of approximately 11,000,000 shares of our common stock, as well as warrants exercisable for a total of approximately 2,750,000 shares of our common stock. We are contractually obligated to file and have declared effective with the SEC a registration statement covering the resale of a significant number of shares held by certain stockholders, including the shares of common stock underlying the securities sold in the recent private placements.. Sales of the shares subject to Rule 144 or an effective registration statement, or the possibility that substantial amounts of common stock may be sold in the public market under Rule 144 or such a registration statement, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

            In May 2006 we designated a second series of preferred stock as "8% Series B Cumulative Redeemable Convertible Participating Preferred Stock." The Series B Preferred is convertible into our common stock under certain circumstances and has generally the same rights, preferences and privileges with respect to dividends and redemption and upon liquidation as our Series A Preferred.

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

o The market price of our stock may be adversely affected by market volatility.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A. CONTROLS AND PROCEDURES

            The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report.

            Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

            There was no change in the Company's internal control over financial reporting during the quarter that ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

            On May 12, 2006, the Company determined that it would amend its Annual Report on Form 10-KSB for the year ended December 31, 2005 to correct certain accounting errors in the financial statements included in such report related to the fair value of options and warrants, the relative fair value of senior secured debt and the related warrants and the classification of Redeemable Preferred Stock. The decision to restate our financial statements does not cause our management to change its conclusion that our internal control over financial reporting was effective as of December 31, 2005 or that our disclosure controls and procedures were effective as of that date. Based on the SEC's Staff Statement on Management's Report on Internal Control Over Financial Reporting (dated May 16, 2005), we believe that, to a significant degree, the determination of whether a material weakness exists in our financial reporting involves subjective judgment and we do not believe that such restatement, given the facts and circumstances of our situation, constitutes a material weakness in internal control over financial reporting.

            That conclusion was discussed with, and approved by the Audit Committee of our Board of Directors.



ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is contained in Amendment No.1 to the Company's Annual Report on Form 10-KSB, which was filed with the SEC on May 15, 2006 (the "First Amendment")..

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is contained in the First Amendment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the First Amendment.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the First Amendment

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

10.22 Registration Rights Agreement dated as of April 28, 2005 by and among the Company, Trellus Offshore Fund Limited, Trellus Partners, LP, and Trellus Partners II, LP, a Delaware limited partnership and the individuals and entities set forth on the signature pages thereto. (9)

10.23 Engagement Agreement dated as of April 28, 2005 between the Company and John Pimentel. (9)

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

10.29       Form of Senior Secured Promissory Note. (12)

10.30 Form of Registration Rights Agreement, dated as of November 1, 2005 between the Company and the Investors named therein. (12)

10.31 Form of Security Agreement, dated as of November 1, 2005 between the Company and the Investors named therein. (12)

10.32 Agreement dated December 2, 2005 between the Company and Steven Racoosin. (13)

21.1        Subsidiaries of the Company. (14)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

           -------------------

*           Filed herewith.

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 29, 2004

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 30, 2004.

(3) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-50506, effective October 20, 1993

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

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 2, 2005.

(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 23, 2005.

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2005.

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 8, 2005.

(14) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 30, 2006. o


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is contained in the First Amendment

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 6, 2006                WORLD WASTE TECHNOLOGIES, INC.


                                  By:     /s/ John Pimentel
                                  -------------------------------
                                          John Pimentel
                                          Chief Executive Officer

                                  By:     /s/ David A. Rane
                                  -------------------------------
                                          David A. Rane
                                          Chief Financial Officer

                              FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

 Report of Independent Registered Public Accounting Firm            F-2

 Consolidated Financial Statements, restated:
     Balance Sheet                                                  F-3
     Statement of Operations                                        F-4
     Statement of Stockholders' Equity                              F-5
     Statement of Cash Flow                                         F-6
 Notes to Consolidated Financial Statements                         F-7

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $8,041,072 and expects to incur substantial additional costs and capital expenditures to complete the initial facility and through the initial year of processing. The Company has not generated any revenues to date. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Stonefield Josephson
------------------------
Stonefield Josephson


Los Angeles, California
February 17, 2006, Except for (Note 16, which is as of May 19, 2006)



                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                                                     December 31,        December 31,
                                                                         2005                2004
                                                                      (Restated)          (Restated)
       ASSETS:
       Current Assets:
         Cash                                                      $    2,864,377      $    1,128,502
         Prepaid Expenses                                                 181,912              94,203
         Debt Offering Cost                                               453,264                   -
                                                                  ------------------------------------
       Total Current Assets                                             3,499,553           1,222,705
                                                                  ------------------------------------
       Fixed Assets:
         Machinery and Equipment, net of accumulated
          depreciation of $30,958 at  Dec. 31, 2005 and $16,508
          at Dec. 31, 2004                                             12,846,912             539,401
         Deposits on Equipment                                             79,372           3,417,959
         Construction in Progress                                       4,094,263           1,041,509
                                                                  ------------------------------------
       Total Fixed Assets                                              17,020,547           4,998,869
       Other Assets:
         Deposit L/T                                                      104,839             114,278
         Patent License                                                   556,605             556,605
                                                                  ------------------------------------
         TOTAL ASSETS                                              $   21,181,544      $    6,892,457
                                                                  ====================================
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
       LIABILITIES:
       Current Liabilities:
         Accounts Payable                                          $    1,292,810      $    1,380,790
         Accrued Salaries Payable                                         217,684             132,703
         Accrued Litigation Payable                                             -             122,500
         Retention Payable                                                380,572                   -
         Deposit on Senior Secured Debt                                   250,000                   -
         Other Liabilities                                                188,039             114,242
         Current portion of Note Payable                                        -               5,343
                                                                  ------------------------------------
       Total Current Liabilities                                        2,329,105           1,755,578
                                                                  ------------------------------------
       Long-Term Liabilities:
         Note Payable, less current portion                                     -              17,025
         Senior Secured Debt, net (see Note 9)                          3,191,811                   -
         Warrant liabilities                                              618,654                   -
                                                                  ------------------------------------
       Total Long-Term Liabilities                                      3,810,465              17,025

                                                                  ------------------------------------
         TOTAL LIABILITIES                                              6,139,570           1,772,603
                                                                  ------------------------------------

       Redeemable Preferred Stock, net (see Note 10)                    7,096,544                   -
                                                                  ------------------------------------
       STOCKHOLDERS' EQUITY (DEFICIT):
         Common Stock - $.001 par value: 100,000,000 shares
          authorized, 24,686,230 and 22,725,190 shares issued
          and outstanding at Dec. 31, 2005 and at Dec. 31,
          2004                                                             24,686              22,725
         Additional Paid-in Capital                                    15,961,816           8,824,811
         Deficit Accumulated during development stage                  (8,041,072)         (3,727,682)
                                                                  ------------------------------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           7,945,430           5,119,854
                                                                  ------------------------------------
         TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
            AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   21,181,544      $    6,892,457
                                                                  ====================================




                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                             For the Year Ending             June 18, 2002
                                                                                            (Inception) to
                                                         Dec. 31, 2005     Dec. 31, 2004     Dec. 31, 2005
                                                        ----------------  ----------------  ----------------
                                                            (Restated)       (Restated)        (Restated)
     GROSS REVENUE:                                      $            -    $            -    $            -

     EXPENSES:
       Research and Development                                (250,060)         (284,587)         (767,386)
       General and Administrative:                           (3,601,754)       (2,146,407)       (6,603,291)*

                                                        ----------------  ----------------  ----------------
       Loss from Operations                                  (3,851,814)       (2,430,994)       (7,370,677)
                                                        ----------------  ----------------  ----------------

       Interest Income (Expense)                                 63,485           (65,194)          (77,808)
       Change in fair value of warrant liabilities              709,412                 -           709,412
                                                        ----------------  ----------------  ----------------
       Net Loss before provision for Income Tax          $   (3,078,917)   $   (2,496,188)   $   (6,739,073)
                                                        ----------------  ----------------  ----------------

       Income Taxes                                                   -                 -                 -

                                                        ----------------  ----------------  ----------------
       Net Loss                                          $   (3,078,917)   $   (2,496,188)   $   (6,739,073)
                                                        ----------------  ----------------  ----------------

       Preferred Stock Dividend and amortization
        of preferred stock warrants, offering costs
        And the beneficial conversion feature                (1,234,473)                -        (1,234,473)

                                                        ----------------  ----------------  ----------------
       Net Loss available to common shareholders         $   (4,313,390)   $   (2,496,188)   $   (7,973,546)
                                                        ================  ================  ================

       Basic and diluted Net Loss available to common
        shareholders per share                           $        (0.18)   $        (0.15)   $        (0.51)
                                                        ================  ================  ================

       Weighted average number of shares
        outstanding used in calculation (see Note 3)         24,277,661        17,104,555        15,723,490
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


                                               ----------------------    Additional    Common Stock   Accumulated
                                                 Shares     Dollars   Paid-in Capital  Subscription     Deficit *      Total
                                               --------------------------------------------------------------------------------
    Preformation Expenses                                                                               $(67,526)    $(67,526)


    Formation - June 18, 2002                    9,100,000     $100        $73,036                                     73,136
       Net Loss - 2002                                                                                  (359,363)    (359,363)
                                               --------------------------------------------------------------------------------
    December 31, 2002                            9,100,000     $100        $73,036                     ($426,889)   ($353,753)
                                               ================================================================================

       Additional Paid-in Capital                                              100                                        100
       Common Stock Subscribed                                                            125,000                     125,000
       Net Loss - 2003                                                                                  (804,605)    (804,605)
                                               --------------------------------------------------------------------------------
    December 31, 2003                            9,100,000     $100        $73,136       $125,000    ($1,231,494) ($1,033,258)
                                               ================================================================================

       Merger with Waste Solutions, Inc.         7,100,000       63          2,137                                      2,200
       Common Stock Subscriptions                  125,000        1        124,999       (125,000)
       Common Stock and warrants net of
        offering cost prior to VPTI merger,
        restated                                 3,045,206       31      3,952,321                                  3,952,352
       Shares cancelled                           (500,000)      (5)             5
       Warrants Issued, restated                                           281,171                                    281,171
       Merger with VPTI                          1,200,817   21,062        (21,062)
       Conversion of Promissory Notes            1,193,500       12      1,193,488                                  1,193,500
       Accrued Interest on Notes Forgiven                                  135,327                                    135,327
       Common Stock and warrants net of
        offering cost                            1,460,667    1,461      2,865,462                                  2,866,923
       Amortization of stock options and
        warrants, restated                                                 217,827                                    217,827
       Net Loss - 2004, restated                                                                      (2,496,188)  (2,496,188)
                                               --------------------------------------------------------------------------------
    December 31, 2004, restated                 22,725,190  $22,725     $8,824,811             $0    ($3,727,682)  $5,119,854
                                               ================================================================================

       Common Stock sold and warrants
        exercised, net of offering costs,
        restated                                 1,961,040    1,961      3,072,116                                  3,074,077
       Amortization of employee and consultant
        stock options and warrants, restated                               654,220                                    654,220
       Dividend (Preferred Stock)                                          106,645                      (671,768)    (565,123)
       Warrants Issued (Preferred Stock),
        restated                                                           861,853                                    861,853
       Bridge Financing Warrants, restated                               1,114,105                                  1,114,105
       Beneficial conversion feature on
        Redeemable Preferred Stock, restated                             1,328,066                                  1,328,066
       Amortization of Beneficial
        conversion feature, warrants, and
        offer costs on Redeemable
        Preferred Stock, restated                                                                       (562,705)    (562,705)
       Net Loss - 2005, restated                                                                      (3,078,917)  (3,078,917)
                                               --------------------------------------------------------------------------------
    December 31, 2005, restated                 24,686,230  $24,686    $15,961,816             $0    ($8,041,072)  $7,945,430
                                               ================================================================================

    * During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.




                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flow


                                                               For the Year       For the Year       June 18, 2002
                                                                   Ending            Ending          (Inception) to
                                                            December 31, 2005   December 31, 2004   December 31, 2005
                                                            ------------------  ------------------  ------------------
                                                                 (Restated)
(Restated) (Restated)
        Cash Flow from Operating Activities:

           Net Loss                                               $(3,078,917)        $(2,496,188)        $(6,739,073)
        Adjustments to reconcile net loss to net cash used
         in operating activities:
           Depreciation                                                14,450               8,315              30,958
           Interest Forgiveness                                                           135,327             135,327
           Warrant and Common Stock Issued for Consulting              10,000              74,566              84,566
           Amortization of warrants & Options to
            employees and consultants                                 654,220             217,827             872,046
           Change in Fair Value of warrant liabilities               (709,412)                               (709,412)

        Changes in operating assets and liabilities:
           Prepaid Expenses                                           (87,709)                               (181,912)
           Accounts Payable                                            64,761             102,230             179,491
           Accrued Salaries                                            84,981               9,873             217,684
           Accrued Litigation Settlement                             (122,500)            122,500
           Accrued Other Liabilities                                   61,898             (64,307)            176,140
                                                            ------------------  ------------------  ------------------
           Net Cash used in Operating Activities                   (3,108,228)         (1,889,857)         (5,934,185)
                                                            ------------------  ------------------  ------------------
        Cash flows from investing activities:
           Construction in Progress                                (3,387,621)           (633,068)         (4,043,205)
           Deposits on Equipment                                   (3,688,179)         (2,560,458)         (5,311,008)
           Purchase Machinery & Equipment                          (4,561,605)           (518,924)         (6,032,509)
           Purchase of Intangible                                                        (167,500)           (350,000)
           Notes Receivable                                                                12,336
           Deposit                                                      9,439            (114,278)           (104,839)
                                                            ------------------  ------------------  ------------------
           Net Cash used in Investing Activities                  (11,627,966)         (3,981,892)        (15,841,561)
                                                            ------------------  ------------------  ------------------
        Cash flows from financing activities:
           Note Payable                                               (22,368)             (5,342)
           Deposit on Senior Secured Debt                             250,000                                 250,000
           Redeemable Preferred Stock                               9,486,703                               9,486,701
           Senior Secured Debt                                      4,008,353                               4,008,353
           Senior Secured Debt Offering Cost                         (298,098)                               (298,098)
           Warrants, Common Stock and
            Additional Paid-in Capital                              3,047,479           6,837,975          11,193,167
                                                            ------------------  ------------------  ------------------
            Net Cash Provided by Financing Activities              16,472,069           6,832,633          24,640,123
                                                            ------------------  ------------------  ------------------
        Net Increase in Cash                                        1,735,875             960,883           2,864,377
        Beginning Cash                                              1,128,502             167,619
                                                            ------------------  ------------------  ------------------
        Ending Cash                                                $2,864,377          $1,128,502          $2,864,377
                                                            ==================  ==================  ==================
        Non-Cash Investing and Financing Activities:
           Interest (Paid) Received                                   $63,485            ($65,194)           ($77,808)
           Income Taxes Paid                                               $0                                      $0

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

        * Accounts Payable of $1,113,319 retention payable of $380,572 and other liabilities of $11,899 at December 31,2005 related to asset acquisitions of Construction in progress of $73,574, deposits on equipment of $51,058 and machinery and equipment of $381,158. The impact has been adjusted in the year ending December 31, 2005 and June 18, 2002 (inception) to December 31, 2005 statements of cash flow.

        * Accounts Payable of $1,266,060 and other liabilities of $114,242 at December 31, 2004 related to asset acquisitions of construction in progress of $408,441, deposits on equipment of $857,501 and machinery and equipment of $118. The impact has been adjusted in the year ending December 31, 2005 and June 18, 2002 (inception) to
             December 31, 2005 statements of cash flow.

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

Note 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the year ended December 31, 2005 of $3,078,917 compared to a net loss of $2,496,188 for the year ended December 31, 2004, and the Company had an accumulated deficit attributable to common shareholders of $8,041,072 at December 31, 2005. The Company expects to incur substantial additional costs and capital expenditures to complete its initial facility and through the initial year of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

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

Note 3. SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES



                            Amendment and Restatement

The accompanying consolidated financial statements are amended and restated from the original Form 10-KSB filed March 30, 2006. (see note 16)



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

The Company is in the process of constructing its initial plant in Anaheim, California and plans to capitalize all costs directly associated with developing the plant throughout the remainder of construction. Construction was completed and testing, commissioning and operations started in the second quarter 2006.

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

                       Stock-Based Compensation (Restated)

During the fourth quarter of 2004, the Company adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation." Accordingly, the Company has expensed the compensation cost for the options and warrants issued based on the fair value at the warrant grant dates. The Company recognized an expense of $422,708 and $45,577 in 2005 and 2004, respectively, related to the value of options and warrants issued to employees and directors.

The fair value of these warrants was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                     For the Year Ended
                                              --------------------------------
                                               December 31,       December 31,
                                                  2005               2004
                                                 ------             ------
       Risk-free interest rate                3.75 to 4.82           3.6%
       Dividend yield                              --                 --
       Volatility                                  70%                70%


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

Employee and Director Options and Warrants

                                                             Average Exercise   Weighted Average Grant
                                                    Number        Price            Date Fair Value
                                                   -------   ----------------   ----------------------
     Outstanding at December 31, 2003
     Granted during the period                     407,000        $2.18                $1.20
     Vested during the period                         --            --                   --
     Forfeited during the period                      --            --                   --
     Exercised during the period                      --            --                   --
     Exercisable at December 31, 2004                 --            --                   --
     Outstanding at December 31, 2004              407,000        $2.18                $1.20
     Granted during the period                   1,830,000        $3.11                $1.55
     Vested during the period                      248,667        $2.23                $1.13
     Forfeited during the period                   650,000        $4.21                $2.32
     Exercised during the period                      --            --                   --
     Outstanding at December 31, 2005            1,587,000        $2.42                $1.15
     Exercisable at December 31, 2005              248,667        $2.23                $1.13


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

Non employment stock based compensation

During 2004 and 2005, the Company issued the following warrants to purchase the Company's stock as part of investment units or as payment for services rendered to the Company.

                                                                          Average Exercise   Weighted Average Grant
                                                                 Number        Price            Date Fair Value
                                                                -------   ----------------   ----------------------
                  Outstanding at December 31, 2003                 --            --                   --
                  Granted during the period                   1,448,671        $0.75                $1.40
                  Vested during the period                    1,448,671        $0.75                $1.40
                  Exercised during the period                    460335        $0.03                $1.74
                  Exercisable at December 31, 2004              988,336        $1.08                $1.24
                  Outstanding at December 31, 2004              988,336        $1.08                $1.24
                  Granted during the period                   1,850,726        $1.66                $2.23
                  Vested during the period                    1,850,726        $1.66                $2.23
                  Exercised during the period                   626,700        $0.14                $1.87
                  Outstanding at December 31, 2005            2,212,362        $1.83                $1.84
                  Exercisable at December 31, 2005            2,212,362        $1.83                $1.84


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

Note 4. LICENSE AGREEMENT, RESTATED

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

During June 2004, the Company issued warrants to purchase 250,000 shares of its common stock at $1.50 per share to the owners of Bio-Products in consideration for their assistance in obtaining certain modifications and amendments to the license agreement. The fair value of the warrants of $206,605 was estimated at the date of grant using the option valuation model. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 4 years. The Company recorded the $206,605 fair value of the warrants as an increase to the capitalized license.

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

Note 5. SIGNIFICANT CONTRACT

In June 2003, the Company signed a 10-year contract with Taormina Industries, LLC, a wholly owned division of Republic Services, Inc., whereby TI has agreed to deliver residual waste to the Company for processing at its initial facility which will be located on the campus of TI in Anaheim, CA and is expected to be capable of processing approximately 500 tons per day. The second phase of the contract calls for the Company to build up to a 2,000 ton per day plant in the Orange County, California-area at a site mutually agreeable to both parties. It is estimated that the initial facility will cost the Company approximately $20 million and is projected to be completed and operations started in the second quarter of 2006, assuming funds are available. It is estimated that the second phase will cost the Company approximately $50 million, excluding land and building, and is projected to be completed in 2007 or 2008, if the Company is successful in raising the necessary funds in a timely manner. The agreement also grants TI a right of first refusal for an additional 10 counties throughout California where TI has operations. Under the terms of this contract, TI is obligated to pay a per ton tipping fee to the Company. The initial tipping fee is $30 per ton (payable monthly) of "Net Processed Waste" (defined as the total RMSW delivered to us less the total residual/non-processed waste removed by Taormina for handling and disposal by Taormina). The tipping fee is subject to increase or decrease based upon changes in certain county landfill disposal fees Taormina is required to pay. Our process is also expected to mechanically sort and collect standard recyclable materials such as scrap steel, cans, and aluminum. Although the Company has not concluded on the economic feasibility on a commercial scale, it intends to study the possibility of making other products such as higher value paper products, ethanol, refuse derived fuel, cellulose insulation and building product additives. Under the terms of this first contract, these materials will be collected and sold to Taormina for resale to commodities buyers. The ultimate success of the Company is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance. The contract provides for three five year extensions.

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

Note 9. SENIOR SECURED DEBT, RESTATED

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

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $0.01 per share. In connection with the sale and issuance of these securities, the Company and the investors entered into a Registration Rights Agreement, dated November 1, 2005, and subsequently amended on February 10, 2006, pursuant to which the Company agreed to use best efforts to include the shares of Common Stock issuable upon exercise of the Warrants on a registration statement filed by the Company with the Securities and Exchange Commission. The fair value of the warrants was $1,187,422. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of one and a half years. In accordance with APB Opinion 14, the fair value of the warrant issued to the investors of $1,187,422, is shown as a discount to the face value of the Notes on the balance sheet at its relative fair value of $923,450.

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

The fair value of all of the 160,600 placement warrants, was $193,594. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of four years. The value of the warrants was deducted along with the cash placement fees paid from the face value of the debt and is being amortized as additional interest expense.

The Company's chief executive officer, works with Cagan McAfee Capital Partners, LLC ("CMCP"); Laird Cagan, a Managing Director of CMCP, acted as a registered representative of Chadbourn in connection with this offering.

The debt offering cost of $514,934, consisting of cash of $321,340 and warrant value of $193,594, is shown as a current asset and is being amortized over 18 months. In accordance with APB Opinion 14, the fair value of the warrant issued to the investors of $1,187,422, is shown as a discount to the face value of the Notes on the balance sheet at its relative fair value of $923,450 and is also being amortized over 18 months, the term of the Notes.

The interest expense of $68,032 and the amortization of the offering costs and warrant value of $188,323 were capitalized as construction cost on the Anaheim facility.

Note 10. SERIES A CUMULATIVE REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK, RESTATED

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

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $4.00 per share. The fair value of the warrants was $1,328,066. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of five years. The value of the warrants was deducted from the face amount of the Series A Preferred and is being amortized as dividends. In accordance with EITF 00-19, the value of the warrants have been recorded as a liability until such time as the Company meets the registration obligation of the underlying shares. In accordance with SFAS 133 the warrant liability is adjusted to its fair value, and the adjustment is recorded as other income (expense). As the fair value of the warrants at December 31, 2005 was determined to be $618,653 compared to $1,328,066 at issuance, the Company has recognized other income of $709,413 during 2005 as a result of this adjustment.

In accordance with EITF 98-5 and 00-27 it was determined that the Series A Preferred's effective conversion price was issued at a discount to fair value. The value of this discount, called a beneficial conversion feature, was determined to be $1,328,066. The beneficial conversion feature was deducted from the carrying value of the Series A Preferred stock and is amortized over five years. The amortization amount is treated consistent with preferred stock dividends. In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a Registration Rights Agreement granting the investors certain demand and piggyback registration rights of the common stock issued upon conversion of the Series A Preferred and exercise of the Warrants. The Company filed a registration statement on August 4, 2005 to register for resale the underlying common stock shares related to the conversion feature of the Series A Preferred and the related Warrants. The registration statement was withdrawn on December 19, 2005. As of March 15, 2006, the registration statement has not been re-filed.

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

Chadbourn Securities, Inc. served as the Company's placement agent in connection with the offering, and for serving as such, received a cash fee from the Company of $375,000, and was issued warrants to acquire up to 244,536 shares of Common Stock at an exercise price of $2.50 per share and otherwise on the same terms as the Warrants sold to the investors.

The fair value of the placement warrants was $861,852. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of four years. The value of the warrants was discounted along with the cash placement fees paid, $321,200, from the face value of the Series A Preferred.

The accounting for the Series A Preferred is as follows:

            Gross proceeds                                       $10,189,000
            Less: beneficial conversion feature                   (1,328,066)
            Less: offering costs                                  (1,564,152)
            Less: warrant value at issuance date                  (1,328,066)
                                                                 ------------
               Subtotal                                            5,968,716
            Amortization of the beneficial conversion feature        177,075
            Amortization of warrant value                            177,075
            Amortization of offering costs                           208,554
            In-kind dividend                                         565,124
                                                                 ------------
            Balance at December 31, 2005                          $7,096,544
                                                                 ============


Note 11. SHAREHOLDERS' EQUITY, RESTATED

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

Note 13. RELATED PARTY TRANSACTIONS, RESTATED

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

The values of the warrants, $369,245, were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 4 years.

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

Note 15. SUBSEQUENT EVENTS (UNAUDITED)

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

In connection with the issuance of the debentures, the Company entered into a Registration Rights Agreement on February 10, 2006 pursuant to which it agreed to use best efforts to include the shares of common stock issuable upon exercise of the Warrants on a registration statement filed by the Company with the SEC.

In connection with this transaction, the holders of the Company's 10% senior secured notes described in Note 9 exchanged their notes for debentures on a dollar-for-dollar basis. The only term that was changed was the maturity date. Therefore, at the conclusion of the transaction the Company had a total of $6,265,000 of Senior Secured Debt outstanding. The closing of this transaction was subject to a requirement to obtain the consent of the holders of the Company's Series A Preferred Stock. On February 6, 2006, the holders of the Company's Series A Preferred Stock gave their consent to the transaction pursuant to a letter agreement with the Company (the "Series A Consent"). In connection with obtaining the Series A Consent, the Company agreed to deliver to the holders of Series A Preferred Stock warrants to purchase a total of 407,560 shares of the Company's Common Stock at an exercise price of $0.01 per share. Pursuant to the Series A Consent, (i) the Company also agreed to call a shareholders' meeting to approve an amendment of certain provisions of the Series A Preferred Stock Certificate of Determination, and (ii) the holders of Series A Preferred Stock agreed to waive certain of their veto rights and contractual rights to facilitate the Company's next round of financing.
On May 1, 2006, pursuant to a Patent Assignment Agreement and a Patent Assignment, both dated as of May 1, 2006, (the "Patent Assignment Agreement and a Patent Assignment"), the Company completed the purchase of all right, title and interest in United States Patent No. 6,306,248 (the "Patent") and related intellectual property, subject to existing licenses, from the University of Alabama in Huntsville for $100,000 and 167,000 shares of the Company's unregistered common stock valued at $698,000,the market value of the stock on May 1, 2006.

We continue to exploit the technology covered by the Patent through a sublicense from the original licensee, Bio-Products International, Inc. By virtue of our acquisition of the Patent, we now own all right, title and interest in the Patent, subject to Bio-Products International, Inc.'s existing license, which in turn continues to sublicense the technology to us.

May 26, 2006, the Company announced that it had secured $25,000,000 in new equity financing in two private placements. In the first transaction, which closed May 25, 2006, the Company issued 89,000 shares of its newly created 8% Series B Convertible Redeemable Preferred Stock at a price of $100 per share, resulting in total gross proceeds to the Company of $8.9 million. In the second transaction, the Company entered into definitive agreements for the sale of an additional 161,000 shares of Series B Preferred Stock on the same terms, for total additional gross proceeds to the Company of $16.1 million. This second offering closed on May 30, 2006.

In addition to the sales described above, holders of the Company's $6,250,000 aggregate principal amount of senior secured debentures had the contractual right to exchange their debentures for shares of Series B Preferred Stock on a dollar-for-dollar basis. The holders of approximately $2,480,000 of such debentures elected to exchange their debentures and accrued interest for a total of 25,000 shares of Series B Preferred Stock (which shares of Preferred Stock would be convertible into a total of 1,000,000 common shares and be included in the registration statement described below).

Each share of Series B Preferred Stock is convertible for a period of five years into 40 shares of the Company's common stock. To the extent not converted by the five-year anniversary of issuance, the shares are subject to redemption at each holder's option, with any shares not redeemed subject to automatic conversion. The shares are also subject to mandatory conversion prior to the five-year anniversary of issuance if the Company's common stock meets certain trading price and volume criteria and under certain other circumstances. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends, payable quarterly in additional shares of Series B Preferred, at the rate of 8% per annum.

The Company is also issuing the investors in these transactions five-year warrants to acquire up to a total of 2,500,000 shares of common stock at an exercise price of $2.75 per share. The Company has agreed to file a registration statement within 60 days of the closing covering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants.

After fees and expenses and the repayment of the Company's secured debentures, the Company estimates the total net proceeds to it from these two offerings will be approximately $18 million. The Company currently intends to use these net proceeds to start-up operations at, and make improvements to, its initial facility located in Anaheim, California, to begin preparations for additional facilities, and for general corporate purposes.

Prior to April 8, 2006, the Company completed the construction of the facility and sent a notice to Taromina of such completion in accordance with the terms of the agreement with Taromina.


Note 16. AMENDMENT AND RESTATEMENT OF FORM 10-KSB

On May 12, 2006, the Company determined that it would amend its Annual Report on Form 10-KSB for the year ended December 31, 2005 to correct certain accounting errors in the financial statements included in such report related to the fair value of options and warrants, the relative fair value of senior secured debt and the related warrants and the classification of Redeemable Preferred Stock.

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

This change had the following impact on the Company's Consolidated Statement of
Operations: In 2004, General and Administrative Expense increased by $21,970 for the increase in employee option expense. In 2005, General and Administrative Expense increase by $250,507 for the increase in employee option expense and Change in fair value of warrant liabilities increase by $323,450 resulting in a net decrease in the Net Loss of $72,943. Also in 2005, the amortization of Preferred Stock warrants, offering costs and beneficial conversion feature classified similar to Preferred Stock dividends increased by $491,939.

2) Relative Fair Value: On November 1, 2005 the Company completed a private placement of senior debt securities with detachable warrants. In accounting for this transaction, the Company discounted the recorded value of the senior debt securities by an amount equal to the fair value of the warrants. Upon further review of the applicable accounting literature (APB Opinion 14), the Company determined that it should have discounted the senior debt for the "relative fair value" of the warrants rather than the "fair value" of the warrants. This had the effect of overstating the discount on the senior debt at December 31, 2005 by approximately $235,000. This change had not impact on the Company's 2004 or 2005 Consolidated Statement of Operations.

3) Redeemable Convertible Preferred Stock: The Redeemable Convertible Preferred Stock had been classified as a liability because it is redeemable at the end of five years, at the option of the holders. Upon further review of authoritative literature, Convertible Redeemable Preferred Stock will be reclassified as "mezzanine equity" rather than as a liability. This change had no impact on the Company's 2004 or 2005 Consolidated Statement of Operations.

Below is a summary of the significant effects of the restatement on the consolidated statements of operations (in thousands) for the years ended December 31, 2005 and 2004 and the balance sheets as at December 31, 2005 and 2004.


                                                   2005 as                         2004 as
                                                 Previously                      Previously
                                                  Reported     2005 as Restated   Reported   2004 as Restated
-------------------------------------------------------------------------------------------------------------
Statements of Operations

General and Administrative Expenses            $ (3,351,247)   $ (3,601,754)   $(2,124,436)   $(2,146,407)

Change in Fair Value of Warrant Liability           385,962         709,412

Net Loss                                         (3,151,860)     (3,078,917)    (2,474,218)    (2,496,188)

Preferred Stock Dividend and amortization
of Warrant Value, Offering Costs and
Beneficial Conversion Feature                      (742,533)     (1,234,473)

Net Loss Attributable to Common Shareholders   $ (3,894,393)   $ (4,313,390)   $(2,474,218)   $(2,496,188)

Balance Sheets
Debt Offering Costs                            $    343,054    $    453,264
Total Fixed Assets                               17,036,101      17,020,547
Patent License                                      450,625         556,605        450,625        556,605
   Total Assets                                $ 20,980,908    $ 21,181,544    $ 6,786,477    $ 6,892,457
Senior Secured Debt                               2,957,169       3,191,811
Redeemable Preferred Stock                        8,923,726            --
Warrant Liability                                   144,783         618,654
Total Liabilities                                12,025,678       6,139,570
Redeemable Preferred Stock                             --         7,096,544
Total Stockholders Equity                         6,626,125       7,945,430      5,013,873      5,119,854
   Total Liabilities and Stockholders Equity   $ 20,980,908    $ 21,181,544    $ 6,786,477    $ 6,892,457