Form 10QSB
period 2006-06-30
WORLD WASTE TECHNOLOGIES INC
filed 2006-08-14
CIK 890447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number of shares of World Waste Technologies, Inc. Common Stock, $.001 par value, issued and outstanding as of July 31, 2006: 25,030,230.

Transitional Small Business Format (Check One): Yes |_| No |X|

                         WORLD WASTE TECHNOLOGIES, INC.

                                   Form 10-QSB

                                Table of Contents

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION
Item 1    Financial Statements (unaudited and restated):
            Consolidated Balance Sheets                                       3
            Consolidated Statements of Operations for the three months
            ended June 30, 2006                                               4
            Consolidated Statements of Operations for the six months
            ended June 30, 2006                                               5
            Consolidated Statements of Stockholders' Equity (Deficit)         6
            Consolidated Statements of Cash Flows                             7
            Notes to Financial Statements                                     8
Item 2    Management's Discussion and Analysis of Financial Condition
            or Plan of Operations                                            23
Item 3    Controls and Procedures                                            35
PART II.  OTHER INFORMATION
Item 6    Exhibits and Reports on Form 8-K                                   35
SIGNATURES                                                                   36

Part I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                      (Unaudited)
                                                        June 30       December 31
                                                          2006           2005
                                                      ------------   ------------
                                                                       Restated
ASSETS:
Current Assets:
    Cash                                              $ 19,350,519   $  2,864,377
    Prepaid Expenses                                       205,750        181,912
    Debt Offering Cost                                                    453,264
                                                      ------------   ------------
Total Current
  Assets                                                19,556,269      3,499,553
                                                      ------------   ------------
Fixed Assets:
    Machinery and Equipment, net of accumulated
      depreciation of $633,571 at 6/30/06 and
      $30,958 at 12/31/05                               18,975,430     12,926,284
    Construction in Progress                                            4,094,263
                                                      ------------   ------------
Total Fixed Assets                                      18,975,430     17,020,547
Other Assets:
    Deposit L/T                                             47,244        104,839
    Patent License                                       1,323,180        556,605
                                                      ------------   ------------
    TOTAL ASSETS                                      $ 39,902,123   $ 21,181,544
                                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
  LIABILITIES:
Current
  Liabilities:
    Accounts Payable                                  $  1,022,081   $  1,292,810
    Accrued Salaries Payable                               205,382        217,684
    Accrued Retention Payable                                             380,572
    Deposit on Senior Secured Debt                                        250,000
    Other Liabilities                                      123,006        188,039
                                                      ------------   ------------
Total Current
  Liabilities                                            1,350,469      2,329,105
                                                      ------------   ------------
Long Term
  Liabilities:

    Senior Secured Debt (See Note 5)                                    3,191,811
    Warrant Liabilities                                  2,009,937        618,654
                                                      ------------   ------------
Total Long Term Liabilities                              2,009,937      3,810,465

                                                      ------------   ------------
    TOTAL LIABILITIES                                    3,360,406      6,139,570
                                                      ------------   ------------
Redeemable Preferred Stock (See Note 6)                  8,816,730      7,096,544

STOCKHOLDERS' EQUITY

    Common Stock - $.001 par value:
      100,000,000 shares authorized,
      25,030,230 and 24,686,230 shares
      issued and outstanding at June 30,
      2006 and December 31, 2005,
      respectively                                          25,030         24,686

    Additional Paid-in-Capital                          49,148,321     15,961,816
    Deficit Accumulated during development stage       (21,448,364)    (8,041,072)
                                                      ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                          27,724,987      7,945,431
                                                      ------------   ------------

                                                      ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 39,902,123   $ 21,181,544
                                                      ============   ============

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Operations

                                                        Three Months     Three Months
                                                           Ended            Ended
                                                       June 30, 2006    June 30, 2005
                                                       -------------    -------------
                                                                           Restated
GROSS REVENUE:                                         $      14,327    $          --

Operating expenses:
         Disposal of rejects                                 (14,247)
         Plant operating expenses                           (664,809)
         Depreciation                                       (595,346)
                                                       -------------    -------------

         Gross Margin                                     (1,260,075)              --

         Research and Development                            (60,000)         (67,410)
         General and Administrative:                      (1,037,451)        (910,168)

                                                       -------------    -------------
           Loss from Operations                           (2,357,526)        (977,578)
                                                       -------------    -------------

           Interest Income (Expense)                        (290,190)          26,168
           Financing Expense (see note 2)                 (5,795,176)
           Change in fair value of warrant liability        (135,642)         390,048
                                                       -------------    -------------
           Net Loss before Provision for Income Tax       (8,578,534)        (561,362)
                                                       -------------    -------------
           Income Taxes                                           --               --
                                                       -------------    -------------
           Net Loss                                    $  (8,578,534)   $    (561,362)
                                                       -------------    -------------
           Preferred Stock Dividend, amortization
             of Discount and Beneficial Conversion
             Feature                                      (1,507,775)        (359,917)

                                                       -------------    -------------
           Net Loss Attributable to Common
             Shareholders                              $ (10,086,309)   $    (921,278)
                                                       =============    =============

           Basic and diluted Net Loss per share
             available to common shareholders                  (0.41)           (0.04)
                                                       =============    =============
           Weighted average number of shares
             outstanding used in calculation (see
             Note 1)                                      24,893,023       24,418,745
                                                       =============    =============

See accompanying notes to consolidated financial statements.

                World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Operations

                                                        Six Months       Six Months     June 18, 2002
                                                           Ended           Ended       (Inception) to
                                                       June 30, 2006   June 30, 2005    June 30, 2006
                                                       --------------- -------------   --------------
                                                                          Restated
GROSS REVENUE:                                          $     14,327                     $     14,327
EXPENSES:
Operating expenses:
         Disposal of rejects                                 (14,247)                         (14,247)
         Plant operating expenses                           (664,809)                        (664,809)
         Depreciation                                       (595,346)                        (595,346)
                                                        ------------                     ------------
         Gross Margin                                     (1,260,075)                      (1,260,075)

         Research and Development                           (120,000)   $   (129,660)        (887,386)
           General and Administrative:                    (2,006,117)     (1,569,290)      (8,609,413)
                                                        ------------    ------------     ------------
           Loss from Operations                           (3,386,192)     (1,698,950)     (10,756,874)
                                                        ------------    ------------     ------------

           Interest Income (Expense)                        (274,616)         25,219         (352,424)
           Financing Expense (see note 2)                 (7,442,426)                      (7,442,426)
           Change in fair value of warrant liability        (255,796)        390,048          453,616
                                                        ------------    ------------     ------------
           Net Loss before Provision for Income Tax      (11,359,030)     (1,283,682)     (18,098,108)
                                                        ------------    ------------     ------------
           Income Taxes                                           --              --               --
                                                        ------------    ------------     ------------
           Net Loss                                     $(11,359,030)   $ (1,283,682)    $(18,098,108)
                                                        ------------    ------------     ------------
           Preferred Stock Dividend, amortization
             of Discount and Beneficial Conversion
             Feature                                      (2,048,261)       (359,917)      (3,282,734)
                                                        ------------    ------------     ------------
           Net Loss Attributable to Common
             Shareholders                               $(13,407,291)   $ (1,643,599)    $(21,380,842)
                                                        ============    ============     ============
           Basic and diluted Net Loss per share
             available to common shareholders           $      (0.54)   $      (0.07)    $      (1.27)
                                                        ============    ============     ============
           Weighted average number of shares
             outstanding used in calculation (see
             Note 1)                                      24,809,174      23,914,740       16,859,201
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

                                                                       Additional
                                                                        Paid-in     Common Stock   Accumulated
                                                Shares     Dollars      Capital     Subscription     Deficit *        Total
                                             -----------   -------   ------------   ------------   ------------   ------------
                                                           $          $                $           $              $

Preformation Expenses                                                                                   (67,526)       (67,526)

Formation - June 18, 2002                      9,100,000       100         73,036                                       73,136

  Net Loss - 2002                                                                                      (359,363)      (359,363)
                                              ----------   -------    -----------      ---------   ------------   ------------
December 31, 2002                              9,100,000   $   100    $    73,036                  $   (426,889)  $   (353,753)
                                              ==========   =======    ===========      =========   ============   ============

  Additional Paid-in Capital                                                  100                                          100

  Common Stock Subscribed                                                                125,000                       125,000

  Net Loss - 2003                                                                                      (804,605)      (804,605)
                                              ----------   -------    -----------      ---------   ------------   ------------
December 31, 2003                              9,100,000   $   100    $    73,136      $ 125,000   $ (1,231,494)  $ (1,033,258)
                                              ==========   =======    ===========      =========   ============   ============

  Merger with Waste Solutions, Inc.            7,100,000        63          2,137                                        2,200

  Common Stock Subscriptions                     125,000         1        124,999       (125,000)

  Common Stock and warrants net of
    offering cost prior to VPTI merger         3,045,206        31      3,952,321                                    3,952,352

  Shares cancelled                              (500,000)       (5)             5

  Warrants Issued, Restated                                               281,171                                      281,171

  Merger with VPTI                             1,200,817    21,062        (21,062)

  Conversion of Promissory Notes               1,193,500        12      1,193,488                                    1,193,500

  Accrued Interest on Notes Forgiven                                      135,327                                      135,327

  Common Stock and warrants net of
    offering cost                              1,460,667     1,461      2,865,462                                    2,866,923

  Amortization of stock options and
    warrants, Restated                                                    217,827                                      217,827

  Net Loss - 2004, Restated                                                                          (2,496,188)    (2,496,188)
                                              ----------   -------    -----------      ---------   ------------   ------------
December 31, 2004, Restated                   22,725,190   $22,725    $ 8,824,811      $       0   $ (3,727,682)  $  5,119,854
                                              ==========   =======    ===========      =========   ============   ============

  Common Stock and warrants net of
    offering cost, Restated                    1,961,040     1,961      3,072,116                                    3,074,077

  Amortization of stock options and
    warrants, Restated                                                    654,220                                      654,220

  Dividend (Preferred Stock)                                              106,645                      (671,768)      (565,123)

  Warrants Issued to placement agents
    on preferred stock, Restated                                          861,853                                      861,853

  Senior Secured Debt Warrants to debt
    holders and placement agent, Restated
    (See note 5)                                                        1,114,105                                    1,114,105

  Beneficial conversion feature on
    Redeemable Preferred Stock, Restated                                1,328,066                                    1,328,066

  Amortization of Beneficial conversion
    feature and discount on Redeemable
    Preferred Stock, Restated                                                                          (562,704)      (562,704)

  Net Loss - 2005, Restated                                                                          (3,078,917)    (3,078,917)
                                              ----------   -------    -----------      ---------   ------------   ------------
December 31, 2005, Restated                   24,686,230   $24,686    $15,961,816      $       0   $ (8,041,072)  $  7,945,430
                                              ==========   =======    ===========      =========   ============   ============

  Common Stock and warrants net of
    offering cost                                 42,725        42          8,166                                        8,208

  Amortization of employee and
    consultant stock options and warrants                                 289,164                                      289,164

  Dividend (Preferred Stock)                                               87,215                      (329,479)      (242,264)

  Warrants Issued as financing expense
    to Series A Preferred holders (See
    Note 6)                                                             1,647,250                                    1,647,250

  Senior Secured Debt Warrants
    (See Note 5)                                                          787,500                                      787,500

  Amortization of Beneficial conversion
    feature, warrants, and offering costs
    on Redeemable Preferred Stock                                                                      (211,007)      (211,007)

  Net Loss - March 2006                                                                              (2,780,497)    (2,780,497)
                                              ----------   -------    -----------      ---------   ------------   ------------
March 31, 2006 (Unaudited)                    24,728,955   $24,728    $18,781,111      $       0   $(11,362,055)  $  7,443,784
                                              ==========   =======    ===========      =========   ============   ============
  Common Stock and warrants net of
    offering cost                                134,275       135          1,285                                        1,420

  Amortization of employee and
    consultant stock options and warrants                                 231,703                                      231,703

  Dividend (Preferred Stock)                                              240,860                      (690,616)      (449,756)

  Beneficial Conversion Feature on
    Redeemable Preferred Stock                                         18,207,102                                   18,207,102

  Warrants issued to placement agents and
    investors on preferred stock                                        7,922,663                                    7,922,663

  Reset of series A preferred
    stock conversion feature                                            3,065,931                                    3,065,931

  UAH Stock for Purchase of Patent               167,000       167        697,666                                      697,833

  Amortization of Beneficial conversion
    feature, warrants, and offering costs
    on Redeemable Preferred Stock                                                                      (817,159)      (817,159)

  Net Loss - June 2006                                                                               (8,578,534)    (8,578,534)
                                              ----------   -------    -----------      ---------   ------------   ------------
June 30, 2006 (Unaudited)                     25,030,230   $25,030    $49,148,321              0   $(21,448,364)  $ 27,724,987
                                              ==========   =======    ===========      =========   ============   ============

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Cash Flow

                                                           Six Months       Six Months     June 18, 2002
                                                             Ended            Ended       (Inception) to
                                                         June 30, 2006    June 30, 2005    June 30, 2006
                                                        ---------------   -------------   --------------
                                                                             Restated         Restated
Cash Flow from Operating Activities:                       $               $                $

    Net Loss                                                (11,359,030)     (1,283,682)     (18,098,108)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation                                                633,871           7,540          664,829
    Interest Forgiveness                                                                         135,327
    Warrant and Common Stock Issued for consulting                               10,000           84,566
    Amortization of warrants & options to employees
      and consultants                                           520,867         236,515        1,392,913
    Change in Fair Value of warrant liabilities                 255,796        (390,048)        (453,616)
    Financing expense                                         7,442,426                        7,442,426
    Amortization of debt offering costs                         252,277

Changes in operating assets and liabilities:
    Prepaid Expenses                                            (23,837)         40,000         (205,750)
    Accounts Payable                                            148,905         (77,029)         328,396
    Accrued Salaries                                            (12,302)        (36,197)         205,382
    Accrued Other Liabilities                                   (53,133)        (64,221)         123,006
                                                           ------------    ------------     ------------
    Net Cash used in Operating Activities                    (2,194,160)     (1,556,981)      (8,128,348)
                                                           ------------    ------------     ------------
Cash flows from investing activities:
    Purchase Machinery & Equipment                           (3,109,258)     (5,928,263)     (18,495,980)
    Purchase of patent license                                  (20,000)                        (370,000)
    Deposits                                                     57,595           4,720          (47,244)
                                                           ------------    ------------     ------------
    Net Cash used in Investing Activities                    (3,071,663)     (5,923,543)     (18,913,224)
                                                           ------------    ------------     ------------
Cash flows from financing activities:
    Note Payable                                                                (22,368)
    Redeemable Preferred Stock                               22,649,764       9,209,328       32,136,465
    Senior Secured Debt                                       2,000,000                        6,265,000
    Repayment of senior secured debt                         (2,785,000)                      (2,785,000)
    Senior Secured Debt Offering Cost                          (122,424)                        (420,523)
    Warrants, Common Stock and Additional Paid-in
      Capital                                                     9,627       3,198,487       11,202,797
                                                           ------------    ------------     ------------
    Net Cash provided by Financing Activities                21,751,967      12,385,447       46,392,091
                                                           ------------    ------------     ------------

Net Increase in Cash                                         16,486,142       4,904,923       19,350,519
Beginning Cash                                                2,864,377       1,128,502               --
                                                           ------------    ------------     ------------
Ending Cash                                                $ 19,350,519    $  6,033,425     $ 19,350,519
                                                           ============    ============     ============
Non-Cash Investing and Financing Activities:
    Interest (Paid) Received                               $   (153,964)   $       (948)    $   (151,220)
    Income Taxes Paid                                                --              --               --

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

* Accounts Payable of $613,685 at June 30, 2006 related to fixed asset acquisitions. The impact has been adjusted in the six month period ended June 30, 2006 statement of cash flow.

* Accounts Payable of $1,266,060 and other liabilities of $ 114,242 at December 31, 2005 related to asset acquisitions. The impact has been adjusted in the six month period ended June 30, 2006 statement of cash flow.

* During the quarter ended March 31, 2006, non cash interest expense of $340,343 was capitalized in fixed assets.

* During the quarter ended June 30, 2006, $3,480,000 of Senior Secured Debt was exchanged for Series B Preferred Stock.

* During the quarter ended June 30, 2006, the Company issued 167,000 shares of common stock for the purchase of the patent from the University of Alabama in Huntsville.

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)

                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                            Amendment and Restatement

On July 7, 2006, the Company filed an amended Annual Report on Form 10-KSB/A, originally filed March 30, 2006, as amended, to restate the financial statements for the years ended December 31, 2005 and 2004 included therein. (see Note 11)

                              Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived no substantial revenues from its activities to date.

                          Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's amended and restated consolidated financial statements for the year ended December 31, 2005 included in Amendment Number 2 to the Company's Annual Report on Form 10-KSB, filed July 7, 2006. See Note 11.

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

                               Revenue Recognition

Revenue for receiving MSW is recognized when the MSW is delivered. Revenue for products sold are recognized when the product is delivered and sold to the customer.

                                  Fixed Assets

Machinery and Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in the Anaheim plant, over the remain life of the lease, whichever is shorter. Due to the fact that at the time the assets were placed into service the lease had 8 years and two months remaining, all assets and leasehold improvements at the Anaheim facility are being depreciated over a maximum of 8 years and two months.

The Company completed the construction of its initial plant in Anaheim, California at the end of March 2006. The Company capitalized all costs directly associated with developing the plant, including interest and labor, throughout the construction period. The Company placed into service and began depreciating the assets related to this facility in the second quarter of 2006.

                                   Intangibles

Intangible assets are recorded at cost. On May 1, 2006, pursuant to a Patent Assignment Agreement and a Patent Assignment, both dated as of May 1, 2006, (the "Patent Assignment Agreement and a Patent Assignment"), the Company completed the purchase of all right, title and interest in United States Patent No. 6,306,248 (the "Patent") and related intellectual property, subject to existing licenses, from the University of Alabama in Huntsville for $100,000 and 167,000 shares of the Company's unregistered common stock valued at approximately $698,000, based on the market price of the stock on the date issued, May 1, 2006.

We continue to exploit the technology covered by the Patent through a sublicense from the original licensee, Bio-Products. By virtue of our acquisition of the Patent, we now own all rights, title and interest in the Patent, subject to Bio-Products International, Inc.'s existing license, which in turn continues to sublicense the technology to us.

Prior to the purchase of the Patent, the Company's only intangible asset was the license from Bio-Products for the patented technology and other related intellectual property.

The Company began amortizing its intangible assets during the second quarter of 2006 upon completion of its first facility, on a straight-line basis over the remaining life of the intellectual property. The Patent expires in 2017 and the license expires in 2022.

The Company's policy regarding intangible assets is to review such intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the review indicates that intangible assets are not recoverable (i.e. the carrying amounts are more than the future projected undiscounted cash flows), their carrying amounts would be reduced to fair value. The Company carried no goodwill on its books at either June 30, 2006 or December 31, 2005. Further, during the quarter and six-month period ended June 30, 2006 and the year ended December 31, 2005, the Company had no material impairment to its intangible asset.

                     Redeemable Convertible Preferred Stock

Preferred Stock which may be redeemable for cash at the determination of the holder is classified as mezzanine equity, and is shown net of discounts for offering costs, warrant values and beneficial conversion features.

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

                                Reclassification

Certain amounts for the year ended December 31, 2005 and for the three and six month periods ended June 30, 2005 have been reclassified to conform with the presentation of the June 30, 2006 amounts. These reclassifications had no effect on reported net loss.

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

As of June 30, 2006, the Company had one share-based compensation plan, which is described below. The compensation cost that has been charged against income for the plan was $463,406, $118,289, and $963,662 for the six month periods ended June 30, 2006 and 2005 and from inception to June 30, 2006, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements.. As of June 30, 2006, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

The Company's 2004 Incentive Stock Option Plan (the Plan), which is shareholder-approved, provides for the issuance by the Company of a total of up to 2.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on 2 to 4 years of continuous service and have 10-year contractual terms. The Company has made no share awards as of June 30, 2006. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's common stock from August 24, 2004 through March 31, 2005. Although the Company uses historical data to estimate option exercise and employee terminations within the valuation model, because of its limited history, the Company has assumed that all options will be exercised and that there will be no employee terminations. As and when employee terminations occur the Company stops amortizing the expense associated with the options. The expected term of options granted was estimated to be the vesting period of the respective options which the Company believes provides a reasonable estimation of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the LIBOR rate at the time of grant. There were no grants made from the Plan during the six months ended June 30, 2006.

                           Year ended 2005   Year ended 2004
                           ---------------   ---------------
Expected volatility              70%               70%
Expected dividends                0%                0%
Expected term (in years)       2 to 4               4
Risk-free rate                3.7%-4.82%          3.6%

A summary of option activity under the Plan as of June 30, 2006, and changes during the quarter then ended is presented below:

                                                          Weighted-
                                             Weighted-     Average     Aggregate
                                              Average     Remaining    Intrinsic
                                              Exercise   Contractual    Value
Options                           Shares       Price        Term       ($000)
-------                          ---------   ---------   -----------  ----------
Outstanding at January 1, 2006   1,587,000     $2.42         9.4
Granted
Exercised
Forfeited or expired                50,000     $2.70         9.3
Outstanding at June 30, 2006     1,537,000     $2.41         8.9      $1,666,600
Exercisable at June 30, 2006       575,333     $2.37         9.0      $  648,390

The weighted-average grant-date fair value of options granted during 2005 and 2004, was $1.20 and $1.55, respectively. There were no options granted in the six months ended June 30, 2006. There have been no options exercised since inception.

A summary of the status of the Company's nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

                                            Weighted-
                                            Average
                                           Grant-Date
Nonvested Shares                Shares     Fair Value
----------------               ---------   ----------
Nonvested at January 1, 2006   1,338,333     $2.46
Granted
Vested                          (326,666)    $2.48
Forfeited                        (50,000)    $2.70
                               ---------
Nonvested at June 30, 2006       961,667     $2.44

As of June 30, 2006, there was $736,194 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of
2.0 years. The total fair value of shares vested during the six months ended June 30, 2006 and the year ended December 31, 2005 was $810,748 and $280,993. There were no shares vested during 2004.

Non employment stock warrants outstanding

                                               Average Exercise   Weighted Average Grant
                                     Number         Price            Date Fair Value
                                   ---------   ----------------   ----------------------
Outstanding at December 31, 2005   2,212,362        $1.83                  $1.84
Exercisable at December 31, 2005   2,212,362        $1.83                  $1.84
Granted during the period          6,538,340        $2.45                  $2.55
Vested during the period           6,538,340        $2.45                  $2.55
Exercised during the period          186,125        $0.24                  $2.00
  Cancelled                          407,560        $4.00                  $3.26
Outstanding at June 30, 2006       8,157,017        $2.26                  $2.26
Exercisable at June 30, 2006       8,157,017        $2.26                  $2.26

                               Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 25,364,807 were not included in the calculation of diluted earnings per share at June 30, 2006 and common stock equivalents of 6,677,383 were not included in the calculation of diluted earnings per share at June 30, 2005.

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

FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 Summary - On July 13, 2006, FASB Interpretation (FIN) No. 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As the Company provides for a 100% reserve against its deferred tax asset, Management does not believe that this statement will have a material effect on the financial statements.

Note 2. FINANCING EXPENSE

Financing expense during the three and six months ended June 30, 2006 were comprised of the following:

                                                         Six months ended   Three months ended
                                                           June 30, 2006      June 30, 2006
                                                         ----------------   ------------------
Fair value of warrants issued for consent to issue
  Senior Secured Debt on February 6, 2006 (see Note 6)      $1,647,250
Early extinguishment of Senior Secured Debt -
  unamortized warrant value and offering costs
  (see Note 5)                                               1,593,758          $1,593,758
Change in fair value of Series A Preferred due to
  modification of conversion ratio and warrants upon
  issuance of Series B Preferred in accordance with
  anti-dilusion provisions (see Note 6)
                                                             4,201,418           4,201,418
                                                            ----------          ----------
  Total                                                     $7,442,426          $5,795,176
                                                            ==========          ==========

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

Through April 30, 2006, the University of Alabama in Huntsville ("UAH") owned the patent for this technology. On May 1, 2006, the Company acquired the patent from UAH for $100,000 and 167,000 shares of the Company's unregistered common stock valued at its fair value on the date of issuance of approximately $698,000. As of June 30, 2006, the Company owed $80,000 of the $100,000. The patent reverts to UAH in the event of bankruptcy of the Company. This patent is licensed to Bio-Products International, Inc. ("Bio-Products"). The license to the patent in the United States was assigned to the Company. Bio-Products is required to continue to make certain payments to the Company, as the patent owner, to maintain exclusivity to the patent for the technology. The Company does not expect royalty income from Bio Products to be material for the foreseeable future.

The Company continues to exploit the technology covered by the Patent through the sublicense from the original licensee, Bio-Products. By virtue of our acquisition of the Patent, we now own all rights, title and interest in the Patent, subject to Bio-Products' existing license, which in turn continues to sublicense the technology to us.

The license extends for a period of 20 years from the effective date of the agreement. The agreement is subject to automatic extension until the expiration date of the last patent issued to Bio-Products and/or the University of Alabama in Huntsville covering the technology.

For the license, the Company agreed to pay a one-time fee of $350,000, payable in several installments. The Company recorded an intangible asset of $350,000 at December 31, 2003 and recorded a payable for the outstanding balance of $167,500 at December 31, 2003. The final installment of $167,500 was paid in August 2004, two years after the signing of the agreement. The license is being amortized over the remaining life of the license beginning when the Company's plant first became operational.

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


In addition, the Company is obligated to pay a royalty for every ton of waste processed using the licensed technology as follows:

    Rate         Tons processed per day
-----------   -----------------------------
   $0.50                  1 -  2,000
   $1.00              2,001 - 10,000
   $1.50             10,001   and up

The Company is also obligated to pay a bonus to Bio-Products of two and one half percent (2.5%) of the gross sales price in excess of ten dollars ($10.00) per ton for the cellulose biomass product produced from MSW, utilizing the technology.

As additional consideration and for their experience and know-how regarding the technology, the Company agreed to pay Bio-Products a monthly payment for technical services of $10,000 per month from January 2003 to April 2004 and $20,000 per month until the first plant processes or is able to process waste equal to or in excess of the facility's design capacity, and then $15,000 per month for five years thereafter. All amounts due have been paid through June 30, 2006.

Due to the proprietary nature of the vessel design utilized in the process, the Company granted Bio-Products the exclusive right of vessel manufacture, and agreed to purchase all required process vessels exclusively from Bio-Products at a fixed purchase price of the quoted cost plus 15%.

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

The Company is investigating the purchase or lease of water treatment equipment for our initial facility. If we decide to purchase the equipment, it may require approximately $3 million to $6 million of additional capital. It is estimated that the second phase will cost the Company approximately $60 million, excluding land and building, and is projected to be completed in 2007 or 2008, if the Company is successful in raising the necessary funds in a timely manner. The agreement also grants TI a right of first refusal for an additional 10 counties throughout California where TI has operations. Under the terms of this contract, TI is obligated to pay a per ton tipping fee to the Company. The initial tipping fee is $30 per ton (payable monthly) of "Net Processed Waste" (defined as the total RMSW delivered to us less the total residual/non-processed waste removed by Taormina for handling and disposal by Taormina). The tipping fee is subject to increase or decrease based upon changes in certain county landfill disposal fees Taormina is required to pay. Our process is also expected to mechanically sort and collect standard recyclable materials such as scrap steel, cans, and aluminum. Although the Company has not concluded on the economic feasibility on a commercial scale, it intends to study the possibility of making other products such as higher value paper products, ethanol, refuse derived fuel and other energy related products, cellulose insulation and building product additives. Under the terms of this first contract it is anticipated that these materials will be collected and sold to Taormina for resale to commodities buyers. The ultimate success of the Company is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance. The contract provides for three five year extensions.

Effective July 26, 2004, the Company entered into a ten-year operating lease agreement, with TI for the site of the Company's initial processing facility. This lease agreement was amended on March 17, 2005 and July 27, 2005. The lease requires monthly rent of $15,900, subject to annual cost-of-living adjustments. The Company paid the lessor $95,400 upon execution of the lease representing prepaid rent of $63,600 and a $31,800 security deposit.

Note 5. SENIOR SECURED DEBT

On November 1, 2005, the Company sold to accredited investors $4,015,000 aggregate principal amount of Senior Secured Notes and Warrants to purchase up to a total of 529,980 shares of Common Stock. In February 2006, all of the notes were exchanged for a new series of Senior Secured Debt as described below. No material terms of the notes changed other than the maturity date. The Notes were due and payable in full on the earlier to occur of (i) the closing of one or more equity financings generating gross proceeds in an aggregate amount of at least $9.0 million, or (ii) May 1, 2007. The Notes bore interest at an annual rate of 10.00% payable quarterly in arrears, on December 31, March 31, June 30 and September 30 of each year, beginning on December 31, 2005. The Notes were secured by a first-priority lien on substantially all of the Company's assets, and ranked pari passu in right of payment with all existing and future senior indebtedness of the Company, and senior in right of payment to any subordinated indebtedness. If an event of default on the Notes had occurred, the principal amount of the Notes, plus accrued and unpaid interest, if any, could have been declared immediately due and payable, subject to certain conditions set forth in the Notes. These amounts were to automatically become due and payable in the case of certain types of bankruptcy or insolvency events of default involving the Company.

As described below, in May 2006 all of these Notes were either repaid or were exchanged for shares of the Company's Series B Preferred Stock.

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

The Warrants are exercisable for a period of five years commencing as of their issuance date and have an exercise price of $0.01 per share. The fair value of the Warrants was $1,200,085. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of one and a half years. The Notes were due and payable in full on the earlier to occur of (i) the closing of one or more equity financings generating gross proceeds in an aggregate amount of at least $9.0 million, or (ii) August 10, 2007. The Notes bore interest at an annual rate of 10.00% payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Notes were secured by a first-priority lien on substantially all of the Company's assets, and ranked pari passu in right of payment with all existing and future senior indebtedness of the Company, and senior in right of payment to any subordinated indebtedness.

As described below, in May 2006 all of these Notes were either repaid or were exchanged for shares of the Company's Series B Preferred Stock.

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

The debt offering costs of $122,424, consisting of placement agent fees, finders fees, and legal and administrative fees is shown as a current asset and was being amortized over 18 months. In accordance with APB Opinion 14, the fair value of the warrants issued to the investors was shown as a discount to the face value of the Notes on the balance sheet at its relative fair value of $787,500 and was also being amortized over 18 months, the term of the notes. Upon repayment, all unamortized placement fees and warrant value was expensed as Financing Transaction Expense (see Note 2).

In connection with the Febuary 6, 2006 transaction, the holders of the Company's 10% Senior Secured Notes issued November 1, 2005 described above exchanged their notes for debentures on a dollar-for-dollar basis. Therefore, at the conclusion of the transaction the Company had a total of $6,265,000 of Senior Secured Debt outstanding.

During the quarter ended March 31, 2006, the interest expense of $131,625 and the amortization of the offering costs of $78,266 and amortization of the warrants issued to the investors of $241,408 were capitalized as construction cost on the Anaheim facility. As the facility was considered completed at the end of March, 2006, interest expense and the amortization of the offering costs were expensed during the quarter ended June 30, 2006.

On May 30, 2006, the Company completed the placement of Series B Cumulative Redeemable Convertible Participating Preferred Stock (Series B). Consistent with their contractual rights of participation, certain holders of the Senior Secured Debt elected to exchange their debt and accrued interest, or a portion there of, into shares of Series B. The principal and accrued interest of the Senior Debt exchanged was $3,480,000 and $8,800, respectively. As required by the terms of the Notes, the balance of the Senior Debt and accrued interest thereon was repaid in full on May 30, 2006 with a portion of the proceeds of the sale of the Series B. As a consequence, all unamortized debt discount and offering costs were expensed (see Note 2).

As of June 30, 2006, no Senior Debt remained outstanding.

Note 6. CUMULATIVE REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK

Series A

On April 28, 2005, the Company issued and sold 4,000,000 shares of its newly created 8% Series A Cumulative Redeemable Convertible Participating Preferred Stock (the "Series A") and warrants (the "Warrants," and, together with the Series A Preferred, the "Securities") to purchase up to 400,000 shares of common stock of the Company. On May 9, 2005, the Company entered into a Securities Purchase Agreement whereby the Company issued and sold an additional 75,600 shares of Series A Preferred and Warrants to purchase up to 7,560 shares of common stock of the Company. The gross aggregate proceeds to the Company from the sale of the Securities was $10,189,000.

The certificate of determination governing the terms of the Series A provides for the Series A to convert into shares of common stock at a conversion rate of one-for one. In February 2006, however, the Company contractually agreed with the holders of the Series A to provide for an increase in this conversion rate upon subsequent issuances of shares of common stock (subject to specified exceptions) at a price less than 115% of the conversion rate in effect at the time of issuance. As a result of this agreement, on May 25, 2006 (the date the Company first issued shares of its Series B Preferred, as described below), the conversion rate was adjusted to approximately 1.18 shares of common stock for each one share of Series A.

The Company was required to apply the proceeds of the sale of the Securities primarily to the construction and operation of the Company's initial plant in Anaheim, California. The holders of the Series A are entitled to recommend for election to the Company's Board of Directors two individuals designated by such holders. Two employee directors resigned from the board of directors upon the election of the holders' designees. Additionally, in the event the Operational Date (generally defined as if and when the Company's initial plant in Anaheim, California first generates total operating cash flow of at least $672,000 for any consecutive three month period) has not occurred by September 30, 2006, the holders of the Series A have the right to elect a majority of the members of the Company's board of directors. This right would terminate, however, upon the first to occur of the Operational Date or the date on which less than 50% of the shares of Series A remain outstanding.

Holders of Series A are entitled to receive cumulative dividends, payable quarterly in additional shares of Series A, at the rate of 8%
per annum. This dividend rate was increased to 9% as of January 28, 2006 pursuant to the terms of the Series A as a result of the Company's failure to comply with certain registration rights provisions.

Each share of Series A is entitled to that number of votes equal to the number of whole shares of Common Stock into which it is convertible. In addition, so long as at least 50% of the shares of Series A remain outstanding, the Company is prohibited from taking certain actions without the approval of the holders of a majority of the outstanding shares of Series A.

The holders of a majority of the shares of Series A have the option to require the Company to redeem all outstanding shares of Series A on April 28, 2010 at a redemption price equal to $2.50 per share, plus accrued and unpaid dividends to that date. In the event the holders do not exercise this redemption right, all shares of Series A will automatically convert into shares of Common Stock on such date, as described below.

Each share of Series A will automatically convert into shares of Common Stock at the then-effective conversion rate (i) in the event the Company consummates an underwritten public offering of its securities at a price per share not less than $5.00 and for a total gross offering amount of at least $10 million, (ii) in the event of a sale of the Company resulting in proceeds to the holders of Series A of a per share amount of at least $5.00, (iii) in the event that the closing market price of the Common Stock averages at least $7.50 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 75,000 shares over such period, (iv) upon the approval of a majority of the then-outstanding shares of Series A, or (v) unless the Company is otherwise obligated to redeem the shares as described above, on April 28, 2010.

Each holder has the right to convert its shares of Series A into shares of Common Stock at the then-effective conversion rate at any time following the first to occur of (i) September 30, 2006 and (ii) the Operational Date.

The Warrants are exercisable for a period of five years commencing as of their issuance date, initially at an exercise price of $4.00 per share (which exercise price was subsequently revised as described below). The fair value of the Warrants was $1,328,066. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 5 years. The value of the Warrants was deducted from the face amount of the Series A Preferred and is being amortized as dividends. In accordance with EITF 00-19, the value of the Warrants has been recorded as a liability until such time as the Company meets the registration obligation of the underlying shares. In accordance with SFAS 133, the warrant liability is adjusted at the end of each reporting period to its fair value, and the adjustment is classified as other income (expense).

In accordance with EITF 98-5 and 00-27 it was determined that the Series A's effective conversion price was issued at a discount to fair value. The value of this discount, called a beneficial conversion feature, was determined to be $1,328,066. The beneficial conversion feature was deducted from the carrying value of the Series A and is amortized over five years. The amortization amount is treated consistent with the treatment of preferred stock dividends.

In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a registration rights agreement granting the holders certain demand and piggyback registration rights with respect of the common stock issuable upon conversion of the Series A and exercise of the Warrants. The Company filed a registration statement with the SEC on August 4, 2005 to register these shares for resale. This registration statement was withdrawn on December 19, 2005. A new registration statement covering the resale of these shares was filed with the SEC on July 27, 2006. As of August 16, 2006, this registration statement had not yet been declared effective by the SEC.

In connection with this transaction, certain of the Company's officers and significant shareholders (the "Locked Up Holders"), beneficially owning approximately 13 million shares of Common Stock, agreed that, subject to certain exceptions, they would not offer, sell, contract to sell, lend, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock with respect to which the holder has beneficial ownership until the earlier of 90 days following the conversion into Common Stock of at least 50% of the shares of Series A, or 90 days following the closing of a Qualified Public Offering (as defined in the registration rights agreement).

Chadbourn Securities, Inc. served as the Company's placement agent in connection with the offering, and for serving as such, received a cash fee from the Company of $375,000, and was issued warrants to acquire up to 244,536 shares of Common Stock at an exercise price of $2.50 per share and otherwise on the same terms as the Warrants sold to the investors. Laird Cagan, a Managing Director of CMCP, acted as a registered representative of Chadbourn in connection with this offering. Our chief executive officer also works for CMCP.

The fair value of the placement warrants was $861,852. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of four years. The value of the warrants was deducted along with the cash placement fees paid, $321,200, from the face value of the Series A.

The accounting for the Series A is as follows:

Gross proceeds                                            $10,189,000
Less: beneficial conversion feature                        (1,328,066)
Less: offering costs                                       (1,564,152)
Less: warrant value at issuance date                       (1,328,066)
                                                          -----------
   Subtotal                                                 5,968,716
Cumulative amortization of the beneficial conversion
 feature                                                      309,881
Cumulative amortization of offering costs                     364,964
Cumulative amortization of warrant costs                      309,881
Cumulative in kind dividend                                 1,054,129
                                                          -----------
Balance at June 30, 2006                                  $ 8,007,571
                                                          ===========

The consent of the holders of the Series A was required in order to consummate the issuance of the Senior Secured Debt discussed in Note 5 above. On February 6, 2006, the holders of the Series A gave such consent pursuant to a letter agreement with the Company (the "Series A Agreement"). Pursuant to the Series A Agreement, among other things, (i) the Company agreed to call a shareholders meeting to approve an amendment of certain provisions of the certificate of determination governing the terms of the Series A (including the change to the conversion rate described above), and (ii) the holders of Series A agreed to waive certain of their veto rights and contractual rights, in order to facilitate the Company's next round of financing. In consideration of the foregoing, the Company agreed to deliver to the holders of Series A warrants, ("Additional Warrants")to purchase up to a total of 407,560 shares of the Company's Common Stock at an exercise price of $0.01 per share. The Additional Warrants are exercisable for a period of five years commencing as of their issuance date. The fair value of the warrants, $1,647,250, was expensed during the quarter ended March 31, 2006 as financing expense. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of five years.

On April 12, 2006, in connection with obtaining the consent of the holders of the Series A to the issuance of shares of the Company's Series B Preferred Stock described below, the Company agreed to increase the number of shares issuable upon exercise of the original Warrants from 407,560 shares to 1,018,900 shares ("New Warrants"), and to decrease the exercise price from $4.00 per share to $2.75 per share. The change in the estimated value calculated using the Black-Scholes option pricing model between the original Warrants and the New Warrants of $1,135,487 was charged to other expense during the second quarter of 2006. The value of the warrants was calculated with the following assumptions: average risk-free interest of 5.42%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 3 years.

In addition, the conversion price of the Series A was decreased. Following the guidance of FAS 123R, par. 35 for modification to equity instruments, the incremental value of the modification, computed as the difference between the fair value of the conversion feature at the new conversion price and conversion feature at the old conversion price on the modification date was deducted from earnings available to common stockholders as an effective dividend to preferred shareholders, following the presentation guidance in EITF Topic D-42. The change in the estimated value of the conversion feature using the Black-Scholes option pricing model between the original conversion price to the new conversion price was $3,065,931. The values of the conversion features were calculated with the following assumptions: average risk-free interest of 4.97%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70% and a term of 3 years.

Series B

On May 25 and May 30, 2006, the Company issued and sold a total of 284,888 shares of its newly created 8% Series B Cumulative Redeemable Convertible Participating Preferred Stock (the "Series B") and common stock purchase warrants. A portion of these securities were sold for $25,000,000 in cash and a portion were issued in exchange for the cancellation of $3,488,800 aggregate principal amount of Senior Debt (including accrued interest). Each share of Series B converts into 40 shares of common stock (subject to anti-dilution adjustments). The shares of Series B are convertible into a total of 11,395,520 shares of Common Stock and the warrants provide the holders with the right to purchase up to a total of 2,848,880 additional shares of common stock of the Company.

Holders of Series B are entitled to receive cumulative dividends, payable quarterly in additional shares of Series B, at the rate of 8% per annum. If the Company does not comply with certain registration rights provisions, the Company is subject to liquidated damages of 1% of the total purchase price for each month that the Company fails to so comply, for up to a total of 6%.

Each share of Series B is entitled to that number of votes equal to the number of whole shares of the Common Stock into which it is convertible. In addition, so long as at least 50% of the shares of Series B remain outstanding, the Company is prohibited from taking certain actions without the approval of the holders of a majority of the outstanding shares of Series B.

The holders of a majority of the shares of Series B have the option to require the Company to redeem all outstanding shares of Series B on April 28, 2010 at a redemption price equal to $100 per share, plus accrued and unpaid dividends to that date. In the event the holders do not exercise this redemption right, all shares of Series B Preferred will automatically convert into shares of Common Stock on such date, as described below.

Each share of Series B will automatically convert into shares of Common Stock at the then-effective conversion rate (i) in the event the Company consummates an underwritten public offering of its securities at a price per share not less than $5.00 and for a total gross offering amount of at least $20 million, (ii) in the event of a sale of the Company resulting in proceeds to the holders of Series B Preferred of a per share amount of at least $200.00, (iii) in the event that the closing market price of the Common Stock averages at least $7.50 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 75,000 shares over such period, (iv) upon the approval of a majority of the then-outstanding shares of Series B, or (v) unless the Company is otherwise obligated to redeem the shares as described above, on April 28, 2010.

Each holder has the right to convert its shares of Series B into shares of Common Stock at the then-effective conversion rate at any time (subject to certain restrictions in the event such conversion would result in the holder being the beneficial holder of more than 4.99% of the Company's outstanding shares of common stock).

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $2.75 per share. The fair value of the warrants was $7,225,630. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.42%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 3 years. In accordance with APB Opinion 14, the fair value of the warrants issued to the investors is shown as a discount to the face value of the Series B at its relative fair value of $5,697,760. The warrant value was deducted from the carrying value of the Series B and is being amortized over 47 months. The amortization amount is treated consistent with the treatment of preferred stock dividends.

In accordance with EITF 98-5 and 00-27 it was determined that the Series B effective conversion price was issued at a discount to fair value. The value of this discount, called a beneficial conversion feature, was determined to be $18,207,102. The beneficial conversion feature was deducted from the carrying value of the Series B and is being amortized over 47 months. The amortization amount is treated consistent with the treatment of preferred stock dividends.

In connection with the issuance of the Series B and related warrants, the Company entered into registration rights agreements granting the holders of the Series B certain demand and piggyback registration rights with respect to the common stock issuable upon conversion of the Series B and exercise of the warrants. The Company filed a registration statement with the SEC on July 27, 2006 to register these shares for resale. As of August 14, 2006 this registration statement had not been declared effective by the SEC. If the registration statement is not declared effective with 6 months of the close of the transaction, the Company must pay 1 percent per month for a maximum of 6 months. Per paragraph 16 of EITF 00-19, this was determined to be an economic settlement alternative. Therefore, the warrants have been classified as equity.

In connection with this transaction, certain of the Locked-Up Holders agreed that, subject to certain exceptions, they would not offer, sell, contract to sell, lend, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock with respect to which the holder has beneficial ownership until the earlier of 90 days following the conversion into Common Stock of at least 50% of the shares of Series B, or 90 days following the closing of a Qualified Public Offering (as defined in the applicable registration rights agreement).

The Company used three placement agents in connection with the offerings of the Series B. The placement agents received cash fees from the Company of $2,275,043, and were issued warrants to acquire up to 869,180 shares of Common Stock at an exercise price of $2.75 per share and otherwise on the same terms as the Warrants sold to the investors.

Chadbourn Securities, Inc. served as one of three of the Company's placement agents in connection with the offering , and for serving as such, received a cash fee from the Company of $446,050, and was issued warrants to acquire up to 210,980 shares of Common Stock at an exercise price of $2.75 per share and otherwise on the same terms as the Warrants sold to the investors. These placement fees are included in the Fees discussed in the paragraph above. Laird Cagan, a Managing Director of CMCP, acted as a registered representative of Chadbourn in connection with this offering. Our chief executive officer also works for CMCP.

The fair value of the placement warrants was $2,224,903. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.42%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 4 years. The value of the warrants was deducted along with the cash placement fees paid and expenses, $2,359,035, from the face value of the Series B, and is being amortized over 47 months. The amortization amount is treated consistent with the treatment of preferred stock dividends.

The accounting for the Series B is as follows:

Gross proceeds                                            $28,488,800
Less: beneficial conversion feature                       (18,207,102)
Less: offering costs                                       (4,583,938)
Less: warrant value at issuance date                       (5,697,760)
                                                          -----------
   Subtotal                                                        --
Cumulative amortization of the beneficial conversion
 feature                                                      387,385
Cumulative amortization of offering costs                      97,531
Cumulative amortization of warrant costs                      121,229
Cumulative in kind dividend                                   203,014
                                                          -----------
Balance at June 30, 2006                                  $   809,159
                                                          ===========

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

Prior to the merger of the Company with Voice Powered Technologies, Inc (VPTI), 500,000 shares of common stock were contributed to the Company by the founder of VPTI in connection with an agreement in which the founder sold approximately 1,000,000 other shares of common stock to accredited investors in a private sale.

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

Subsequent to the merger with VPTI, during the third and fourth quarters of the year ended December 31, 2004, in connection with a private placement of securities, the Company sold 1,192,000 units; each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (298,000 shares) of common stock of the Company at an exercise price of $0.01 per share for 5 years. The fair value of the warrants was $742,222. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 1 to 4 years. The consideration paid for the units was $2.50 per unit, for aggregate net proceeds to the Company of $1,879,770. As of December 31, 2004, 152,000 of these warrants had been exercised for net proceeds to the Company of $1,520. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of the shares and shares underlying the warrants. The registration statement was filed on July 27, 2006. As of August 14, 2006 it has not been declared effective.

During the quarter ended June 30, 2005, in connection with private placements of unregistered securities, the Company raised gross proceeds of $3,387,000 by issuing 1,354,800 units (each unit comprised of one (1) share of common stock in the Company (1,354,800 shares of common stock) and warrants exercisable for 0.25 shares (338,700 warrants)) at a purchase price of $2.50 per unit. The warrants expire five years after the date of the sale of the shares and are exercisable at $0.01 per share, subject to adjustment. All of the warrants were exercised during the quarter ended March 31, 2005. The fair value of the warrants was $843,487. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of one year. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of shares and the shares underlying the warrants. The registration statement was filed on July 27, 2006. As of August 14, 2006 the registration statement has not been declared effective.

Note 8. COMMITMENT AND CONTINGENCIES

The Company is obligated to pay Bio Products for technical services $20,000 per month until the first plant processes or is able to process waste equal to or in excess of the facility's design capacity and then $15,000 per month for five years. The Company is also obligated to pay CMCP $5,000 per month for advisory services through December 31, 2006.

Note 9. RELATED PARTY TRANSACTIONS

In December 2003, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provides for CMCP to provide advisory and consulting services and for NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to the Company.

The agreement calls for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. The total professional fees paid to CMCP for the year ended December 31, 2004 for advisory services was $200,000. In May 2005, the agreement was amended to provide for the payment to CMCP of a monthly advisory fee of $5,000 and the Company entered into a separate agreement with John Pimentel to pay him a monthly advisory fee of $15,000. In September 2005, John Pimentel was hired to serve as the Company's Chief Executive Officer, at which time his advisory agreement was terminated. CMCP's total monthly advisory fees for the year ended December 31, 2005 was $120,000. Prior to May 2005, John Pimentel was paid by CMCP to provide services to the Company. Subsequent to May 2005 and prior to his hiring as CEO, Mr. Pimentel was paid $60,000 for consulting services by the Company.

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

Chadbourn served as one of three of the Company's placement agents in connection with the offering of the Company's Series B Preferred Stock, and for serving as such, received a cash fee from the Company of $446,050, and was issued warrants to acquire up to 210,980 shares of Common Stock at an exercise price of $2.75 per share and otherwise on the same terms as the Warrants sold to the investors.

Note 10. SUBSEQUENT EVENTS

On July 27, 2006, the Company filed a registration statement on Form SB-2 with the SEC covering the resale of up to 33,142,571 shares held by or issuable to certain of our stockholders and warrantholders. This registration statement has not yet been declared effective by the SEC.

Note 11. AMENDMENT AND RESTATEMENT OF FORM 10-KSB

On May 12, 2006, the Company determined that it would amend its Annual Report on Form 10-KSB for the year ended December 31, 2005 and each of the 10-QSBs included in such year to correct certain accounting errors in the financial statements included in such reports.

The accounting errors corrected in the financial statements for the quarter ended June 30, 2005 related to the fair value of options and warrants and the classification of Redeemable Preferred Stock, as follows:

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

This change had the impact on the Company's Consolidated Statement of Operations for the quarter ended June 30, 2005 of General and Administrative Expense increased by $63,944 for the increase in employee option expense and Change in fair value of warrant liabilities increase by $235,957 resulting in a net decrease in the Net Loss of $172,014. Also in 2005, the amortization of Preferred Stock warrants, offering costs and beneficial conversion feature classified similar to Preferred Stock dividends increased by $122,984.

2) Redeemable Convertible Preferred Stock: The Redeemable Convertible Preferred Stock had been classified as a liability because it is redeemable at the end of five years, at the option of the holders. Upon further review of authoritative literature, Convertible Redeemable Preferred Stock will be reclassified as "mezzanine equity" rather than as a liability. This change had no impact on the Company's 2004 or 2005 Consolidated Statement of Operations.

The impact of these adjustments on the operating results of for the quarter ended June 30, 2005 was an increase in general and administrative expense of $46,000, increase in other income of $236,000 and an increase in amortization of the beneficial conversion feature and warrant value of $123,000.

Item 2. -- Management's Discussion and Analysis of Financial Condition or Plan of Operations

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

Since the formation of WWA in 2002, our efforts have been principally devoted to research and development activities, construction of our initial facility, raising capital, and recruiting additional personnel and advisors. To date, we have not marketed or sold any significant amount of product and have not generated any significant revenues. We anticipate becoming fully operational and generating significant revenues sometime during 2007.

Plan of Operations

Through the six months ended June 30, 2006, we purchased certain assets, including additional equipment needed to construct our first facility to process residual municipal solid waste ("RMSW") delivered to us after processing through a materials recovery facility (MRF). WWT has a license for a patented technology capable of separating MSW into cellulose biomass and other commodities.
This process, known as "pressurized steam classification," uses a pressurized, rotating autoclave to treat MSW and convert it into separable streams of metals, plastics, and cellulose biomass. The process minimizes detrimental discharges to the air and water. The main product of the process is a cellulose biomass material with significant cellulose fiber content which after thorough screening and cleaning may be sold for the production of corrugated medium, linerboard and other packaging grade materials or other industrial uses. In addition to recovering cellulose, the process creates a saleable stream of standard recycled materials of aluminum, tin, steel and plastics. Although the Company has not reached a conclusion on the economic feasibility at a commercial stage, we may be able to produce other paper products and additional products such as ethanol, refuse derived fuel, cellulose insulation and other energy products and we may be able to sell additional residual materials into other markets.

In December 2005, we began testing the "pressurized steam classification" process at our first facility. Through August 15, 2006, we have run the plant on a test basis and have shipped small quantities of wetlap to our prospective buyers for testing. Customer feedback indicates a desire to utilize our product in larger quantities. As we work toward full operations in our first plant in Anaheim we are concurrently conducting a rigorous review of the equipment in our process, our design strategy for the plant, our incoming materials composition and other key operating factors which will be critical to successful operation of the Anaheim plant and will provide insights for the improved operation and profitability of future plants. In this ramp-up and review process we may supplement, change or realign existing equipment, bring in outside advisors to assist in our planning, and we may work with our MSW supplier to change the composition, quantity and terms for delivery of our feedstock. The goal for any such adjustments will be to maximize throughputs and yields at the Anaheim plant and to capture and incorporate our accumulated experience from the Anaheim plant into the design, construction and operation of future plants.

Laboratory testing of the cellulose biomass created during the trials between December 2005 and June 30, 2006 has indicated that higher than anticipated levels of biological oxygen demand (BOD) will be present in our wastewater discharge. We believe technology to address and remove these BOD levels is readily available to us and that equipment incorporating such technology can be installed at this first facility. We also believe it may be economically advantageous to us to purchase and install this additional equipment which may increase our capital requirements.

Our current plan of operation for the remainder of the year ending December 31, 2006 primarily involves commissioning, ramping up and operating our first facility and making incremental improvements to the equipment and process. We currently do not expect to reach a full stage of operations until 2007, if ever. We currently anticipate hiring an additional 40 to 50 employees during the next twelve months, assuming we continue to ramp up production. The amounts we expend on research and development and related activities during the remainder of 2006 may vary significantly depending on numerous factors, including pace and success of the ramp up of processing of our first facility, and the possible acquisition of additional equipment. Based on our current estimates, we believe that our current cash will sustain operations until at least December 2008, based on our current expected burn rate, exclusive of capital expenditures. Upon the successful consistent production of wetlap at our first facility, we anticipate that we will begin the planning process of our second facility, including site location, permitting, design, engineering and the ordering of equipment. Our ability to commence construction of a second facility will be contingent upon our ability to raise additional capital.

Also in the remainder of 2006 and into 2007 the Company will be in discussion with any number of potential partners for the purpose of developing additional products and markets in our core business of extracting paper fiber from MSW. We will also continue pursuing various partnerships, joint ventures and acquisitions which may enable our entry into new and potentially higher value products that are adjacent to our pulp and paper production business. We have and we continue to have such discussions with operating companies, exporters, technology providers, foreign companies and others who have operating businesses or some level of expertise in the following areas: converting cellulose biomass to ethanol, specialty chemicals and other energy sources; making building products and building product additives; recycling plastic and metal into reusable forms; utilizing our pulp residuals for composting materials and other beneficial uses. However, at this time we cannot assure you that any of these discussions will lead to formal business partnerships, acquisitions or new ventures.

You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this report.

Financial information for the year ended December 31,2005 and for the quarter ended June 30, 2006 is the historical financial information of Old WWT and VPTI combined.

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

The resale price our products, including wetlap pulp, aluminum, steel and tin will be tied to commodity markets. The resale and market demand for these materials can be volatile, significantly impacting our results of operations. High prices for hydrocarbon-based fuels have lead to increasing market interest in renewable fuel sources such as ethanol. Investment into corn-based ethanol production facilities is increasing in the U.S. Research and development investment spending is also increasing for technologies and processes which can convert cellulose biomass into ethanol and other fuels. We believe this may be a promising area for potential investment by our company.

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

Our significant accounting policies are summarized in Note 1 to our unaudited financial statements dated June 30, 2006. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Amendment and Restatement

On July 7, 2006 the Company filed an amended 10-KSBA amending its Annual Report on Form 10-KSB, originally filed March 30, 2006, as amended, restating the financial statements for the years ended December 31, 2005 and 2004 included therein.

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's amended and restated consolidated financial statements for the year ended December 31, 2005 included in Amendment Number Two to the Company's Annual Report on Form 10-KSB filed with the SEC on July 7, 2006. See Note 11.

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

Revenue Recognition

Revenue for receiving MSW is recognized when the MSW is delivered. Revenue for products sold are recognized when the product is delivered to the customer.

Fixed Assets

Machinery and Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in the Anaheim plant, over the remain life of the lease, which ever is shorter.

The Company completed the construction of its initial plant in Anaheim, California at the end of March 2006. The Company capitalized all costs directly associated with developing the plant, including interest and labor, throughout the construction period. The Company placed into service and began depreciating the assets related to this facility in the second quarter of 2006.

Research and Development

Research and development costs are charged to operations when incurred.

Stock-Based Compensation

During the fourth quarter of 2004, we adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation" retroactively to our inception. Accordingly, we have expensed the compensation cost for the options and warrants issued based on their fair value at their grant dates. During the quarter ended March 31, 2006, the Company adopted SFAS No. 123R, "Share Based Payments." The adoption had no material effect on the financial statements of the Company.

Redeemable Preferred Stock

Preferred Stock which may be redeemable for cash at the determination of the holder is classified as a long term liability.

Results of Operations

Comparison of three and six month periods ended June 30, 2006 and 2005

We completed construction of our first facility at the end of the first quarter of 2006. During the second quarter of 2006 we have been commissioning the equipment and performing plant start-up procedures.

Revenues

Prior to the second quarter of 2006, we did not generate any revenue. During the second quarter of 2006 we recorded revenue of approximately $14,000 from the sale of metals and aluminum separated from the processed MSW during the start-up phase. We did not sell any unbleached fiber, "wetlap." We shipped approximately 60 tons of wetlap to potential customers free of charge in accordance with our letters of intent with these potential customers for testing purposes. We expect to continue to ship wetlap free of charge through the third quarter of 2006 in accordance with our letters of intent. We did not generate any operating revenues in the quarter ended March 31, 2006 or the three and six month periods ended June 30, 2005.

Expenses

Prior to the second quarter of 2006, we had no operations and consequently no cost of goods sold. Cost of goods sold during the second quarter comprised of 2006 of Disposal of rejects of $14,247, plant operating expenses of $664,809 and depreciation of $595,346 were related to costs incurred during the start up phase of our first facility in Anaheim California and are not indicative of the cost of goods sold what we expect to incur going forward.

General and administrative expenses of $2,006,000 and $1,037,451 for the six and three month periods ended June 30, 2006 increased by approximately $436,000 and $127,000 compared to the same periods in 2005 primarily due to increases in employee option expense due to grants made to employees and directors in the fourth quarter of 2005 and legal and accounting fees related to additional SEC filings.

Interest expense of $274,616 and $290,190 for the six and three month periods ended June 30, 2006 related to interest on the Senior Secured Debt which was issued in November of 2005 and February of 2006. All of the Senior Secured Debt was extinguished in May of 2006.

Financing expense was comprised of: a) $1,647,250 attributable to the value of warrants issued to the holders of the Series A Preferred Stock for their consent to issue additional Senior Secured Debt and agreement to waive certain of their veto rights and contractual rights to facilitate the Company's next round of financing which occurred in the first quarter of 2006; b)the unamortized warrant value and offering costs of $1,593,758 related to the Senior Secured Debt expensed upon the early extinguishment of the Debt which occurred in the second quarter of 2006; and c) the change in the fair value of $4,201,418 of the conversion feature of the Series A Preferred due to the modification of its conversion price as a result of the application of an anti-dilution adjustment and the change in fair value of the Series A Warrants which occurred in the second quarter of 2006.

Change in fair value of warrant liability of $135,642 and of $255,796 for the three and six month periods ended June 30, 2006, respectively, relates to the fair value of warrants to purchase common stock issued with registration rights as part of our Series A Preferred Stock offering in 2005. In accordance with SFAS 133 and EITF 00-19, the fair value of the warrants is required to be recorded as a liability until the Company satisfies specified registration requirements.

Liquidity and Capital Resources

At June 30, 2006, we had cash on hand of approximately $19.3 million. During the quarter ended June 30, 2006, we raised approximately $20.9 million from the issuance of Series B Preferred Stock, net of offering costs of approximately $1.3 million and the repayment of Senior Secure Debt of approximately $2.8 million. We used cash during the six months ended June 30, 2006 primarily for start-up costs at the Anaheim facility of approximately $680,000 and general operating expenses of approximately $1,500,000 and for the purchase of fixed assets related to the completion of our first plant of approximately $3,000,000. We estimate that our cash will sustain operations through approximately December 2008, based on our current expected burn rate, exclusive of the costs to construct additional facilities, if we choose to do so.

As of June 30, 2006, our only long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other similar long-term liabilities, were our agreement with Taormina, the monthly payment due Bio-Products as part of the license agreement, and the lease of certain equipment at the plant. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

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

FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 Summary - On July 13, 2006, FASB Interpretation (FIN) No. 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As the Company provides for a 100% reserve against its deferred tax asset, Management does not believe that this statement will have a material effect on the financial statements.

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

We recently completed construction of our initial facility in Anaheim, California. Prior to completion, laboratory testing of the cellulose biomass created during certain trial runs of our process indicated that the level of biological oxygen demand ("BOD") that will result from our process could be higher than the levels previously anticipated. We believe that the sewer surcharges by the local sanitation district as a result of such discharges would negatively affect our profitability. We believe that the technology capable of significantly reducing these BOD discharges to acceptable levels is readily available to us and that equipment incorporating such technology is available for purchase and installation at our facility. We estimate, however, that it will take us until 2007 before we are able to install the necessary equipment. In the meantime, we have commenced a controlled startup of the facility. During the startup of operations, we have also determined that we will need to make modifications to the plant equipment and design in order to achieve commercial production levels and refine plans for future plants. We do not anticipate that we will commence full production until such time as we determine what equipment is required and such equipment is installed and fully functional.

Our success depends on our ability to protect our proprietary technology.

Our success depends, to a significant degree, upon the protection of our, and that of our licensors', proprietary technologies. We exploit our technology through owning the patent itself and through a sublicense of the patent from Bio-Products International, Inc (BPI). BPI licenses this patent from the patent owner, which had been, until recently, the University of Alabama in Huntsville
(UAH). Although we recently acquired ownership of the patent from the University, our use of the technology is still subject to our sublicense with BPI. Additionally, the need to pursue additional protections for our intellectual property is likely as new products and techniques are developed and as existing products are enhanced, and such protections may not be attained in a timely manner or at all.

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

The steam classification and processing technology that we intend to use has not yet been widely applied within the municipal solid waste industry and may not work as well as expected or be economically viable. The successful application of the technology at large scale and high volumes to create commercially usable cellulose fiber has yet to be proven. Any inability under our current plan to operate the plant in a manner that will produce large volumes of commercially usable cellulose fiber may require additional investment in capital equipment and/or increased operating expenses beyond currently contemplated business and construction plans. Potential issues may include, but are not limited to, issues such as handling large quantities of textiles,contamination levels of the water discharge to the sewer, and capturing suffiencent cellulose in the process. Unforeseen difficulties in the development or market acceptance of this cellulose fiber may lead to significant delays in production and the subsequent generation of revenue. For example, laboratory testing of the cellulose biomass created during trials since December 2005 has indicated that higher than anticipated levels of biological oxygen demand (BOD) will result from our fiber cleaning and screening process. Although we believe technology to address and remove these BOD levels is readily available to us and that equipment incorporating such technology can be installed at this facility, if we are unable to resolve this problem within our anticipated budget, we might need to raise additional financing (which would reduce the percentage ownership of our company held by our existing stockholders) or might be forced to curtail or cease operations altogether.

Our limited operating history makes it difficult to predict future results.

We are in the development stage and are subject to all the business risks associated with a new enterprise, including uncertainties regarding product development, constraints on our financial and personnel resources, and dependence on and need for third party relationships. For the period from June 18, 2002 (inception) to June 30, 2006, we incurred total net losses of approximately $18 million. To date we have not generated substantial revenues and do not know when or whether we will be able to develop meaningful sources of revenue or whether our operations will become profitable, even if we are able to begin generating sufficient revenue. If we are unable to generate sufficient revenue, we would need to develop a new business plan or curtail or cease operations completely.

We may be unable to obtain the large amount of additional capital that we need to execute our business plan.

Our business plan includes the construction and operation of additional plants. Each plant is expected to cost between $50 million to $70 million. We anticipate that we will fund the construction and startup operation of these plants through the sale of securities or issuance of debt. We may be unable to raise the funds necessary to build and operate these additional plants. You should not rely on the prospect of future financings in evaluating us. Any additional funding that we obtain may reduce the percentage ownership of the company held by our existing stockholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

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

      o changing composition of the material in the waste stream, including the percentage of paper fiber;

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

Our failure to obtain or retain the permits required to operate our initial facility or additional facilities we may seek to construct would have a material negative effect on our business operations. Permits to operate waste processing facilities have become increasingly difficult and expensive to obtain and retain as a result of many factors including numerous hearings and compliance with zoning, environmental and other regulatory measures. The granting of these permits is also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain or retain the required permits to operate our facilities could have a material negative effect on our future results of operations.

A substantial portion of our revenues will be generated from our agreement with Taormina Industries, which agreement may be terminated by Taormina under certain circumstances.

In June 2003, we signed a 10-year contract with Taormina Industries, a division of Republic Services, Inc. The agreement provides for Taormina to deliver up to 500 tons of MSW per day to us for processing at our Anaheim facility on the campus of Taormina in Anaheim, California. The second phase calls for us to build an additional plant in the Orange County area at which Taormina will deliver up to an additional 2,000 tons of MSW per day. The agreement grants Taormina a right of first refusal to participate in potential additional projects in an additional 10 counties throughout California where Taormina has operations. Under the terms of the agreement, Taormina is required to pay us a per ton tipping fee. We anticipate that a substantial portion of our revenues will be generated from this agreement for the foreseeable future.

The Taormina agreement, as amended, provides that Taormina can terminate under certain circumstances. If this agreement is terminated for any reason or if we are unable to extend this agreement on terms favorable to us or at all prior to its expiration, our business, financial condition and results of operations would be materially harmed.

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

Our license agreement with BPI grants us the exclusive rights to exploit the technology covered by the license in the United States with respect to most applications. We do not, however, have the exclusive right to applications in which the cellulose biomass product of waste, including municipal solid waste, processed utilizing the licensed technology is either used directly as a fuel source or converted into an end product for energy production. Accordingly, BPI may grant third parties the right to use the technology for the production of marketable solid combustion fuel end products on a non-exclusive basis. In order to maintain exclusivity with respect to the other applications, we are required to continue to improve our initial facility in Anaheim, California on a regular schedule or construct new facilities. Our failure to maintain exclusivity of the license could have a material adverse effect on our business, financial condition and results of operations.

If we fail to implement new technologies, we may not be able to keep up with our industry, which could have an adverse affect on our business.

We expect to utilize patented and proprietary steam classification technology in our processing facilities and to adopt other technologies from time to time. Our future growth is partially tied to our ability to improve our knowledge and implementation of waste processing and energy development technologies. Inability to successfully implement commercially viable waste processing technologies in response to market conditions in a manner that is responsive to our customers' requirements could have a material adverse effect on our business and results of operation.

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent registered accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2007 (unless such date is extended by the SEC).

We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We can not assure you that we will be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

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

The expenses we will have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. For example, for the six month period ended December 31, 2005, we incurred approximately $463,000 of expenses as a result of share-based compensation. The adverse effects that the new accounting rules may continue to have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. However, reducing our use of stock plans to reward and incentivize our officers, directors, employees and consultants, could result in a competitive disadvantage to us in the employee marketplace.

RISKS RELATED TO OUR COMMON STOCK

Substantial sales of our common stock could cause our stock price to fall.

As of June 30, 2006, we had outstanding 25,030,230 shares of common stock, not including 25,364,807 shares of common stockissuable upon conversion of our outstanding preferred stock and exercise of our outstanding options and warrants. all of which were "restricted securities" (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). A substantial portion of these shares are either freely tradable shares or eligible for public resale under Rule 144. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares are now eligible for sale. Sales of the shares subject to Rule 144 or the possibility that substantial amounts of common stock may be sold in the public market under Rule 144 , may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

We have two such series of preferred stock, designated as "8% Series A Cumulative Redeemable Convertible Participating Preferred Stock" and "8% Series B Cumulative Redeemable Convertible Participating Preferred Stock."

Our directors, executive officers and their affiliates hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

Our directors and executive officers and their affiliates beneficially own a substantial amount of our outstanding common stock. These stockholders, if they were to act together, would likely be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

There was no change in the Company's internal control over financial reporting during the quarter that ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II-- OTHER INFORMATION

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

                                       WORLD WASTE TECHNOLOGIES, INC.
                                       (Registrant)


Date: August 14, 2006                  By: /s/ David Rane
                                           -------------------------------------
                                           David Rane
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit Number                              Description
--------------   ---------------------------------------------------------------

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