Form 10KSB/A
period 2004-12-31
WORLD WASTE TECHNOLOGIES INC
filed 2006-11-07
CIK 890447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

                         Commission file number: 1-11476

                         WORLD WASTE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)


             California                                    95-3977501
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)


     13250 Evening Creek Drive, San Diego, California             92128
     (Address of principal executive                            (Zip Code)
                 offices)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold as of May 1, 2006 was approximately $59,801,491, assuming solely for purposes of this calculation that all directors and executive officers of the issuer and all stockholders beneficially owning more than 10% of the Issuer's common stock are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 25,217,071 shares of the issuer's common stock outstanding on October 27, 2006.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                EXPLANATORY NOTE

      World Waste Technologies, Inc., a California corporation (the "Company"), is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") to amend its Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the "SEC") on March 31, 2005 (the "Original 10-KSB").

      This Amendment is being filed to amend Part II, Item 8A of the Original 10-KSB (Controls and Procedures). In addition, on the cover page of this Amendment, the information with respect to the number of outstanding shares of the Company's common stock and the market value of such shares held by Company non-affiliates has been updated. The Company is also updating its list of exhibits to this Amendment to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 (the "Exchange Act") required to be filed with this Amendment.

      Except for the amendments and updates that are described in the preceding paragraph, (i) this Amendment does not modify or update the Original 10-KSB, and
(ii) this Amendment does not reflect events that occurred after the filing of the Original 10-KSB.

                                     PART II

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

      There was no change in the Company's internal control over financial reporting during the quarter that ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 13. EXHIBITS

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

3.1                 Amended and Restated Articles of Incorporation of
                    Company.(6)

3.3                 Bylaws of Company, as amended. (3)

4.1                 Specimen Stock Certificate. (6)

4.2                 Form of outstanding Warrant. (4)

10.1 Form of Indemnity Agreement entered into among the Registrant and our directors and officers. (5)

Exhibit Number              Description
--------------              -----------

10.2                Form of Registration Rights Agreement. (2)

10.3                2004 Stock Option Plan. (6)

10.4                Form of stock option agreements. (6)

10.5 Lease between World Waste of America, Inc., a wholly-owned subsidiary of the Company and Legacy Sabre Springs, LLC, dated as of March 10, 2004. (6)

10.6 Lease Agreement between the Company and Taormina Industries, LLC, dated as of July 14, 2004. (2)

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

10.15               Stock Purchase Warrant Issued to Steve Racoosin (2)

10.16               Stock Purchase Warrant Issued to Fred Lundberg (2)

10.17               Stock Purchase Warrant Issued to Dr. Michael Eley (2)

10.18               Stock Purchase Warrant Issued to Don Malley (2)

21.1                Subsidiaries of the Company. (6)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (6)

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (6)

---------------------------

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

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 30, 2004.

(3) Incorporated by reference to Company's Registration Statement on Form SB-2, File No. 33-50506, Effective October 20, 1993

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2004.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 5, 2004.

(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 6, 2006                  WORLD WASTE TECHNOLOGIES, INC.


                                        By: /s/ John Pimentel
                                            John Pimentel
                                            Chief Executive Officer

                                        By: /s/ David A. Rane
                                            David A. Rane
                                            Chief Financial Officer