Form 10QSB/A
period 2005-03-31
WORLD WASTE TECHNOLOGIES INC
filed 2006-11-07
CIK 890447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from ______ to ______

                         Commission file number: 1-11476

                         WORLD WASTE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

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

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                EXPLANATORY NOTE

World Waste Technologies, Inc., a California corporation (the "Company"), is filing this Amendment No. 1 on Form 10-QSB/A (this "Amendment") to amend its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, which was filed with the Securities and Exchange Commission (the "SEC") on May 16, 2005 (the "Original 10-QSB").

The purpose of this Amendment is to restate the Company's financial statements for the quarters ended March 31, 2004 and 2005, and to amend the related disclosures in the Original 10-QSB, to correct certain accounting errors in the original financial statements related to the fair value of options and warrants.
Note 13 to the restated financial statements that are included in this Amendment describes in more detail the nature and effects of the restatement. The Amendment also includes updated information regarding the Company's liquidity.

This Amendment amends and restates in full the following Items and Exhibits:

      o     Part I, Item 1 - Financial Statements

      o     Part I, Item 2 - Management's Discussion and Analysis or Plan of
            Operation

      o     Part I, Item 3 - Controls and Procedures

      o     Part II, Item 6 - Exhibits

      o     Exhibits 31.1, 31.2, 32.1 and 32.2 - Officers' Certifications

In addition, on the cover page of this Amendment, the information with respect to the number of outstanding shares of the Company's common stock has been updated.

Except for the amendments and the updates that are described in the preceding paragraphs, (i) this Amendment does not modify or update the Original 10-QSB, and (ii) this Amendment does not reflect events that occurred after the filing of the Original 10-QSB except as required to reflect the effects of the restatement described in Note 13 to the accompanying financial statements.

Throughout this Amendment, the terms "World Waste", "WWT", "we", "us", "our", the "Company" and "our Company" refer to World Waste Technologies, Inc., a California corporation formerly known as Voice Powered Technologies International, Inc., and, unless the context indicates otherwise, also includes our subsidiary, World Waste Operations, Inc., a California corporation.

                     PART I, ITEM 1 - FINANCIAL INFORMATION

                         WORLD WASTE TECHNOLOGIES, INC.

                                   Form 10-QSB

                                Table of Contents

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements (Restated):
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

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                               March 31,    December 31
                                                                 2005           2004
                                                               (Restated)   (Restated)
                                                              -----------   -----------
                                                              (Unaudited)
ASSETS:
Current Assets:
  Cash                                                        $ 1,681,941   $ 1,128,502
  Prepaid Expenses                                                 70,385        94,203
                                                              -----------   -----------
Total Current Assets                                            1,752,326     1,222,705
                                                              -----------   -----------
Fixed Assets:
  Machinery and Equipment, net of accumulated depreciation
    of $20,681 and $16,508 at March 31, 2005 and
    December 31, 2004                                           3,786,628       539,401
  Deposits on Equipment                                         2,378,566     3,417,959
  Construction in Progress                                      2,040,066     1,041,509
                                                              -----------   -----------
Total Fixed Assets                                              8,205,260     4,998,869
Other Assets:
  Deposit long-term                                               114,278       114,278
  Patent License                                                  556,605       556,605
                                                              -----------   -----------
  TOTAL ASSETS                                                $10,628,469   $ 6,892,457
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Current Liabilities:
  Accounts Payable                                            $ 2,413,735   $ 1,380,791
  Accrued Salaries Payable                                        193,606       132,703
  Accrued Litigation Payable                                      115,000       122,500
  Other Liabilities                                               353,068       114,242
  Current portion of Note Payable                                      --         5,343
                                                              -----------   -----------
Total Current Liabilities                                       3,075,409     1,755,579
                                                              -----------   -----------
Long Term Liabilities:
  Note Payable, less current portion                                             17,025
                                                              -----------   -----------
Total Long Term Liabilities                                            --        17,025
                                                              -----------   -----------
  TOTAL LIABILITIES                                             3,075,409     1,772,604
                                                              -----------   -----------
STOCKHOLDERS' EQUITY:
  Common Stock - $.001 par value: 100,000,000 shares
    authorized, 24,418,690 and 22,725,190 shares issued and
    outstanding at March 31, 2005 and at December 31, 2004         24,418        22,725
  Additional Paid-in-Capital                                   11,978,645     8,824,811
  Deficit Accumulated during development stage                 (4,450,003)   (3,727,682)
                                                              -----------   -----------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          7,553,060     5,119,854
                                                              -----------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $10,628,469   $ 6,892,457
                                                              ===========   ===========

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Operations

                                              For the 3 Months Ended
                                             ------------------------    June 18, 2002
                                              March 31,                 (Inception) to
                                                 2005       March 31,   March 31, 2005*
                                              (Restated)      2004         (Restated)
                                             -----------   ----------   ---------------
GROSS REVENUE:

EXPENSES:
  Research and Development                   $   (62,250)  $  (44,809)    $  (579,576)
  General and Administrative:                   (659,122)    (461,085)     (3,660,660)
                                             -----------   ----------     -----------
  Loss from Operations                          (721,372)    (505,894)     (4,240,236)
                                             -----------   ----------     -----------
  Interest Expense                                  (948)     (24,290)       (142,241)
                                             -----------   ----------     -----------
  Net Loss before provision for Income Tax   $  (722,320)  $ (530,184)    $(4,382,477)
                                             -----------   ----------     -----------
  Income Taxes                               $        --   $       --     $        --
                                             -----------   ----------     -----------
  Net Loss                                   $  (722,320)  $ (532,584)    $(4,382,477)
                                             ===========   ==========     ===========
  Basic and diluted Net Loss per share       $     (0.03)  $    (0.05)    $     (0.33)
                                             ===========   ==========     ===========
  Weighted average number of shares
    outstanding used in calculation           23,405,023    9,700,833      13,311,204
                                             ===========   ==========     ===========

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

                                                                         Additional
                                                                          Paid in     Common Stock   Accumulated
                                                  Shares      Dollars     Capital     Subscription    Deficit *       Total
                                               -----------   --------   -----------   ------------   -----------   -----------
Preformation Expenses                          $             $          $              $             $   (67,526)  $   (67,526)
Formation - June 18, 2002                        9,100,000       100         73,036                                     73,136
  Net Loss - 2002                                                                                       (359,363)     (359,363)
                                               -----------   -------    -----------    ---------     -----------   -----------
December 31, 2002                                9,100,000       100         73,036                     (426,889)     (353,753)
  Additional Paid in Capital                                                    100                                        100
  Common Stock Subscribed                                                                125,000                       125,000
  Net Loss - 2003                                                                                       (804,605)     (804,605)
                                               -----------   -------    -----------    ---------     -----------   -----------
December 31, 2003                                9,100,000       100         73,136      125,000      (1,231,494)   (1,033,258)
  Merger with Waste Solutions, Inc.              7,100,000        63          2,137                                      2,200
  Common Stock Subscriptions                       125,000         1        124,999     (125,000)
  Common Stock and warrants net of
    offering cost prior to VPTI merger           3,045,206        31      3,952,321                                  3,952,352
  Shares cancelled                                (500,000)       (5)             5
  Warrants Issued                                                           281,171                                    281,171
  Merger with VPTI                               1,200,817    21,062        (21,062)
  Conversion of Promissory Notes                 1,193,500        12      1,193,488                                  1,193,500
  Accrued Interest on Notes Forgiven                                        135,327                                    135,327
  Common Stock and warrants exercised
    net of offering cost                         1,460,667     1,461      2,865,462                                  2,866,923
  Amortization of stock options and
    warrants issued for services                                            217,827                                    217,827
  Net Loss -2004                                                                                      (2,496,188)   (2,496,188)
                                               -----------   -------    -----------    ---------     -----------   -----------
December 31,2004 (Restated)                     22,725,190   $22,725    $ 8,824,811    $      --     $(3,727,682)  $ 5,119,854
  Common Stock and warrants exercised
    net of offering cost (unaudited)             1,693,500     1,693      3,059,744                                  3,061,437
  Amortization of stock options and
    warrants issued for services (unaudited)                                 94,090                                     94,090
  Net Loss -March 2005 (unaudited)                                                                      (722,320)     (722,320)
                                               -----------   -------    -----------    ---------     -----------   -----------
March 31, 2005 (Unaudited) (Restated)           24,418,690   $24,418    $11,978,645    $      --     $(4,450,003)  $ 7,553,060
                                               ===========   =======    ===========    =========     ===========   ===========

* Approximately $67,526 in Consulting and Travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Cash Flow

                                                                                             June 18, 2002
                                                Three Months Ending                         (Inception) to
                                                   March 31, 2005     Three Months Ending   March 31, 2005
                                                    (Restated)           March 31, 2004       (Restated)
                                                -------------------   -------------------   --------------
Cash Flow from Operating Activities:
    Net Loss                                        $  (722,320)           $(532,584)        $(4,382,477)
Adjustments to reconcile net loss to net
  cash used in Operating activities:
    Depreciation                                          4,173                1,535              20,681
    Interest Forgiveness                                                                         135,327
    Warrant Issued for Consulting                                                                 74,566
    Employee and Investor Relations Warrants             94,090                                  289,946
Changes in operating assets and liabilities:
    Prepaid Expenses                                     23,818              (33,369)            (70,385)
    Accounts Payable                                     37,176               49,979             150,905
    Accrued Salaries                                     60,903              (61,690)            193,606
    Accrued Interest                                                          23,414
    Accrued Litigation Settlement                        (7,500)             150,000             115,000
    Accrued Other Liabilities                               726               49,985             375,040
                                                    -----------            ---------          ----------
    Net Cash used in Operating Activities              (509,934)            (352,730)         (3,097,791)
                                                    -----------            ---------          ----------
Cash flows from investing activities:
    Construction in Progress                           (855,815)             (13,496)         (1,488,883)
    Deposits on Equipment                            (1,119,881)                              (1,079,002)
    Purchase of Machinery & Equipment                                                         (3,395,228)
    Purchase of Intangible Assets                                                               (350,000)
    Deposit Leases                                                                              (114,278)
                                                    -----------            ---------          ----------
    Net cash used in Investing Activities            (1,975,696)             (13,496)         (6,427,391)
                                                    -----------            ---------          ----------
Cash flows from financing activities:
    Note Payable on Vehicle                             (22,368)              (1,200)
    Convertible Promissory notes                                              16,500
    Proceeds from common stock and warrants
      exercised, net of offering cost                 3,061,437              653,533          11,207,123
                                                    -----------            ---------          ----------
    Net cash provided by financing activities         3,039,069              668,833          11,207,123
                                                    -----------            ---------          ----------
Net Increase in Cash
                                                        553,439              302,607           1,681,941
Beginning Cash                                        1,128,502              167,619
                                                    -----------            ---------          ----------
Ending Cash                                         $ 1,681,941            $ 470,226         $ 1,681,941
                                                    ===========            =========          ==========
Interest Paid
                                                    $       948            $     525         $     6,563
Income Taxes Paid                                            --                   --         $     4,800
                                                    ===========            =========         ===========

Non-Cash Investing and Financing Activities:

During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.

o During the first quarter of 2004, the Company issued 125,000 shares of common stock in exchange for $125,000 in common stock subscriptions.

o During 2004 and 2005, the Company issued warrants to purchase 561,687 shares of common stock to the placement agent for services rendered in connection with the fund raising effort.

o During the second quarter of 2004, the Company issued warrants to purchase 50,000 shares of common stock for consulting services.

o During the third quarter of 2004, the Company issued 1,193,500 shares of common stock upon conversion of the Convertible Promissory Notes payable and accrued interest.

o During the second quarter of 2004, the Company issued warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement.

o During the first quarter of 2005, the Company transferred $2,601,337 from deposits on equipment to machinery and equipment upon delivery of the machinery and equipment.

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

Note 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the quarter ended March 31, 2005 of $722,320 compared to a net loss of $532,584 for the quarter ended March 31, 2004, and the Company had an accumulated deficit of $4,450,003 at March 31, 2005. The Company expects to incur substantial additional costs and capital expenditures to complete its initial facility and through the initial quarter of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

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

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2004 and 2005, included in the Company's Form 10-KSB/A filed July 7, 2006.

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

Stock-Based Compensation (restated)

                   Employee and Director Options and Warrants

During the fourth quarter of 2004, the Company adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation." Accordingly, the Company has expensed the compensation cost for the warrants issued based on the fair value at the warrant grant dates. There were no stock based grants to officers or directors during the quarter ended March 31, 2005. The Company recognized expense for the quarter ended March 31, 2005 of $36,669 related to the amortization over their vesting period of the value of options and warrants issued to employees and directors in 2004. There were no employee or director stock based grants made during the quarter ended March 31, 2004.

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

Note 4. LICENSE AGREEMENT (restated)

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

During June, 2004, the Company issued warrants to purchase 250,000 shares of its common stock at $1.50 per share to the owners of Bio-Products in consideration for their assistance in obtaining certain modifications/ amendments to the license agreement. The fair value of the warrants of $206,605 was estimated at the date of grant using the option valuation model. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 4 years. The company recorded the $206,605 fair value of the warrants as an increase to the capitalized patent license.

The Company is also obligated to pay a royalty for every ton of waste processed using the licensed technology as follows:

 Rate    Tons processed per day
-----   -----------------------
$0.50          1   -    2,000
$1.00      2,001   -   10,000
$1.50     10,001       and up

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

Note 7. SHAREHOLDERS' EQUITY (restated)

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

Note 8. NOTE PAYABLE

Note payable is comprised as follows:

                                                     March 31,   December 31,
                                                        2005         2004
                                                     ---------   ------------
Note Payable, monthly installments of $575, with
  interest at 7.8%, secured by a vehicle                $--         $22,368
Less: Current portion                                    --           5,343
                                                        ---         -------
                                                        $--         $17,025
                                                        ===         =======

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

Note 10. RELATED PARTY TRANSACTIONS

In December 2003, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provides for CMCP to provide advisory and consulting services and for NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to the Company.

The agreement calls for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. The total professional fees paid to CMCP for the quarter ended March 31, 2005 for advisory services was $60,000. John Pimentel, a member of our Board of Directors, is a principal of CMCP.

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

The value of the warrants, $233,606, was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 4 years.

Note 11. EMPLOYMENT CONTRACTS

The Company entered into employment contracts with three members of its senior executive management. The employment contracts have a term of five years and expire on December 31, 2007, January 17, 2008 and February 28, 2009. The executives may only be terminated for cause. The employment contracts cover the executives' duties and annual salaries. Total salaries for the three contracts are $501,000 for 2004 and $651,000 for 2005. Increases are at the discretion of the Board of Directors. Subsequent to the end of the quarter, these employment agreements were canceled. (See Note 13)

Note 12. SUBSEQUENT EVENTS

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

Series B Cumulative Redeemable Convertible Participating Preferred Stock

May 26, 2006,the Company announced that it had secured $25,000,000 in new equity financing in two private placements. In the first transaction, which closed May 25, 2006, the Company issued 89,000 shares of its newly created 8% Series B Convertible Redeemable Preferred Stock at a price of $100 per share, resulting in total gross proceeds to the Company of $8.9 million. In the second transaction, the Company entered into definitive agreements for the sale of an additional 161,000 shares of Series B Preferred Stock on the same terms, for total additional gross proceeds to the Company of $16.1 million. This second offering closed on May 30, 2006.

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

Each share of Series B Preferred Stock is convertible for a period of five years into 40 shares of the Company's common stock. To the extent not converted by the five-year anniversary of issuance, the shares are subject to redemption at each holder's option, with any shares not redeemed subject to automatic conversion. The shares are also subject to mandatory conversion prior to the five-year anniversary of issuance if the Company's common stock meets a certain trading price and volume criteria and under certain other circumstances. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends, payable quarterly in additional shares of Series B Preferred, at the rate of 8% per annum.

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

On November 1, 2005 and on February 10, 2006, we issued Senior Secured Debt totaling approximately $6.3 million of Senior Secured Debt outstanding. This debt carried an interest rate of 10% per year, payable quarterly in arrears, of approximately $160,000 per quarter. All of this debt has either been converted into our equity securities or repaid with the proceeds of the Series B Preferred offering.

On May 1, 2006, pursuant to a Patent Assignment Agreement and a Patent Assignment, both dated as of May 1, 2006, (the "Patent Assignment Agreement and a Patent Assignment"), the Company completed the purchase of all right, title and interest in United States Patent No. 6,306,248 (the "Patent") and related intellectual property, subject to existing licenses, from the University of Alabama in Huntsville for $100,000 and 167,000 shares of the Company's unregistered common stock valued at $698,000.

We continue to exploit the technology covered by the Patent through a sublicense from the original licensee, Bio-Products International, Inc. By virtue of our acquisition of the Patent, we now own all right, title and interest in the Patent, subject to Bio-Products International, Inc.'s existing license, which in turn continues to sublicense the technology to us.

Note 13. AMENDMENT AND RESTATEMENT OF FORM 10-KSB

On May 12, 2006, the Company determined that it would amend its Annual Report on Form 10-KSB and each of the 10-QSBs for the year ended December 31, 2005 to correct certain accounting errors in the financial statements included in such reports. The errors corrected in the quarter ended March 31, 2005 related to the fair value of options and warrants.

The accounting errors reflected in March 31, 2005 financial statements were as follows:

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

Based on discussions with the staff of the SEC as to current practices in applying the applicable accounting guidelines (SFAS 123R) and further review of the authoritative accounting literature for new public companies, the Company concluded that the use of a volatility factor more consistent with its stage of life cycle and financial leverage would be more appropriate than a volatility factor based on the trading of shares of companies within its industry. As a result, the Company changed the volatility factor previously used from approximately 20% to 70%. These changes affected primarily the recorded value on our balance sheet of the following line item accounts: Patent and Licenses, Additional Paid in Capital and Deficit Accumulated during the Development Stage.

This change had the following impact on the Company's Consolidated Statement of
Operations: In 2005, General and Administrative Expense increase by approximately $18,000.

Below is a summary of the significant effects of the restatement on the consolidated statements of operations (in thousands) for the quarter ended March 31, 2005 and the balance sheet as at March 31, 2005.

           Statement of Operations                 Restated      Original
----------------------------------------------   -----------   -----------
General and Administrative Expense               $   659,122   $   638,384
Net Loss                                         $   722,320   $   703,982

                Balance Sheet
----------------------------------------------
Patent License                                   $   556,605   $   450,625
Additional Paid in Capital                       $11,978,645   $11,832,356
Accumulated Deficit                              $(4,450,003)  $(4,409,694)

Item 2. -- Management's Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to our capital resources, our ability to complete the research and development of our products, and our ability to obtain regulatory approval for our products. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

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

On August 24, 2004, a newly formed wholly owned subsidiary of Voice Powered Technology International, Inc., a California corporation ("VPTI"), merged with and into World Waste Technologies, Inc., a California corporation ("Old WWT"). As a result of this merger (the "Merger"), Old WWT became a wholly owned subsidiary of VPTI and VPTI changed its name to "World Waste Technologies, Inc." The Merger occurred pursuant to an Agreement and Plan of Reorganization dated as of March 24, 2004, as amended on August 24, 2004 by and among VPTI, V-CO Acquisition, Inc. and Old WWT. As a result of the Merger, VPTI continued as the surviving corporation, assumed the operations and business plan of Old WWT, and replaced its officers and directors with those of Old WWT, and the stockholders of Old WWT became stockholders of VPTI. To our knowledge, VPTI was incorporated in June 1985, and began active operations in January 1990 to develop, market, and distribute low-cost voice recognition and voice activated products. We currently do not plan to conduct any business other than operations heretofore conducted or contemplated to be conducted by Old WWT. As the shareholders of Old WWT became the controlling shareholders of VPTI after the Merger, Old WWT is treated as the acquirer for accounting purposes, and therefore the Merger was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT Since the formation of Old WWT in 2002, our efforts have been principally devoted to research and development activities, raising capital, and recruiting additional personnel and advisors. Through March 31, 2005, we had not marketed or sold any product and had not generated any revenues. We do not anticipate becoming fully operational and generating any significant revenue until sometime during 2007.

WWT licensed a patented technology and other related intellectual property capable of converting MSW into commodities from Bio-Products International, Inc. ("Bio-Products"). This process, known as "pressurized steam classification," uses a sealed, rotating autoclave loaded with MSW. The process converts MSW into separable components of "sterilized" organic and inorganic materials and allows minimal discharges to the air, water and soil. The product of the process is a sanitized cellulose material with significant papermaking fiber content that can be sold to containerboard plants after a screening and cleaning process. The inorganic materials captured are similar to the standard recycled materials of aluminum, tin, and steel. We completed construction of our first facility in the first quarter of 2006. As of March 31, 2005, we required an additional $10 to $12 million to complete our first facility and become operational. See Note 12 of the financial statements and Item 5 below for a description of our fund raising activities subsequent to March 31, 2005.

At March 31, 2005, our plan of operation primarily involved research and development activities, completing the construction of our first facility to process MSW and operating the facility upon completion. Our current plan of operation for the remainder of the year ending December 31, 2006 and through the first half of 2007 primarily involves commissioning, ramping up and operating our first facility and making incremental improvements to the equipment and process. We currently do not expect to reach a full stage of operations until sometime in 2007, if ever. We currently anticipate hiring an additional 40 to 50 employees during the next 12 months, assuming we continue to ramp-up production. The amounts we expend on research and development and related activities during the remainder of 2006 may vary significantly depending on numerous factors, including pace and success of the ramp -up of processing of our first facility, and the possible acquisition of additional equipment. Based on our current estimates, we believe that our current cash will sustain operations until at least December 2008, based on our current expected burn rate, exclusive of significant capital expenditures that will be necessary in order to construct additional facilities. Upon the successful consistent production of wetlap at our first facility, we anticipate that we will begin the planning process of our second facility, including site location, permitting, design, engineering and the ordering of equipment. Our ability to commence construction of a second facility will be contingent upon our ability to raise additional capital.

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

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation results are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2004 and 2005, included in the Company's Form 10-KSB/A filed July 7, 2006.

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

The Company has completed a substantial portion of the engineering process for the initial plant in Anaheim, California and is currently installing the equipment, and plans to capitalize all costs directly associated with developing the plant throughout the remainder of construction. Construction was completed in the first quarter of 2006.

Stock-Based Compensation

During the fourth quarter of 2004, we adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation." Accordingly, we have expensed the compensation cost for the warrants issued based on the fair value at the warrant grant dates.

Results of Operations

Comparison of Quarter ended March 31, 2005 (restated) and 2004

During the quarter ended March 31, 2005, we continued research on the licensed process and the intended use of the products from that process, development of our business plan, designed and continued construction of our first facility in Anaheim, CA and continued raising capital.

Revenues

We did not generate any revenues in the quarters ended March 31, 2005 or 2004.

Expenses

General and administrative expenses increased by $198,037 to $659,122 in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 due to an increase in staff and expenses related to the preparation of the Company to become operational. Interest expense decrease $23,342 to $948 in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 due to the conversion to common stock of the promissory notes payable in August of 2004.

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

On November 1, 2005 and on February 10, 2006, we issued Senior Secured Debt totaling approximately $6.3 million of Senior Secured Debt outstanding. This debt carried an interest rate of 10% per year, payable quarterly in arrears, of approximately $160,000 per quarter. All of this debt has either been converted into our equity securities or repaid with the proceeds of the offering described above.

On each of May 26, 2006 and May 30, 2006 we completed a private placement of equity securities, resulting in total gross proceeds to us of $25.0 million. We intend to use the net proceeds to start-up operations at, and make improvements to, our initial facility located in Anaheim, CA, to begin preparations for additional facilities and for general corporate purposes. We expect these funds to sustain us until December 31, 2008 or until we begin construction of our second facility.

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

Amendment and Restatement

The accompanying consolidated financial statements are amended and restated from the Original 10-QSB filed May 16, 2005. (See note 13)

Factors that May Affect Future Results and Market Price of Our Stock

An investment in our common stock is subject to a high degree of risk. The risks described below should be carefully considered, as well as the other information contained in this quarterly report. If any of the following risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

We may be unable to achieve commercial production levels at our initial facility on a timely basis or at all.

We recently completed construction of our initial facility in Anaheim, California. Prior to completion, laboratory testing of the cellulose biomass created during certain trial runs of our process indicated that the level of biological oxygen demand ("BOD") that will result from our process could be higher than the levels previously anticipated. We believe that the sewer surcharges by the local sanitation district as a result of such discharges would negatively affect our profitability. We believe that the technology capable of significantly reducing these BOD discharges to acceptable levels is readily available to us and that equipment incorporating such technology is available for purchase and installation at our facility. We estimate, however, that we will not be able to install the necessary equipment until sometime in 2007. In the meantime, we have commenced a controlled startup of the facility. During the startup of operations, we have also determined that we will need to make modifications to the plant equipment and design in order to achieve commercial production levels and refine plans for future plants. We do not anticipate that we will commence full production until such time as we determine what equipment is required and such equipment is installed and fully functional.

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

The steam classification and processing technology that we intend to use has not yet been widely applied within the municipal solid waste industry and may not work as well as expected or be economically viable. The successful application of the technology at large scale and high volumes to create commercially usable cellulose fiber and other products has yet to be proven. Any inability under our current plan to operate the plant in a manner that will produce large volumes of commercially usable cellulose fiber may require additional investment in capital equipment and/or increased operating expenses beyond currently contemplated business and construction plans. Potential issues may include, but are not limited to, handling large quantities of textiles and other debris, unforeseen labor and energy costs, higher than expected contamination levels of the water discharge to the sewer and capturing sufficient cellulose in the process. Unforeseen difficulties in the development or market acceptance of this cellulose fiber may lead to significant delays in production and the subsequent generation of revenue. For example, laboratory testing of the cellulose biomass created during trials since December 2005 has indicated that higher than anticipated levels of BOD will result from our fiber cleaning and screening process. Although we believe technology to address and remove these BOD levels is readily available to us and that equipment incorporating such technology can be installed at this facility, if we are unable to resolve this problem within our anticipated budget, we might need to raise additional financing (which would reduce the percentage ownership of our company held by our existing stockholders) or might be forced to curtail or cease operations altogether.

Our limited operating history makes it difficult to predict future results.

We are in the development stage and are subject to all the business risks associated with a new enterprise, including uncertainties regarding product development, constraints on our financial and personnel resources, and dependence on and need for third party relationships. For the period from June 18, 2002 (inception) to June 30, 2006, we incurred total net losses of approximately $18.0 million. To date, we have not generated substantial revenues and do not know when or whether we will be able to develop meaningful sources of revenue or whether our operations will become profitable, even if we are able to begin generating sufficient revenue. If we are unable to generate sufficient revenue, we would need to develop a new business plan or curtail or cease operations completely.

We may be unable to obtain the large amount of additional capital that we need to execute our business plan.

Our business plan includes the construction and operation of additional plants. Each plant is expected to cost between $50 million and $70 million. We anticipate that we will fund the construction and startup operation of these plants through the sale of securities or the issuance of debt. We may be unable to raise the additional funds necessary to build and operate these additional plants. You should not rely on the prospect of future financings in evaluating us. Any additional funding that we obtain may reduce the percentage ownership of the company held by our existing stockholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

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

The market for services and products in the solid waste processing industry is highly competitive. Most of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have, and may be able to respond more quickly than we can to new or changing opportunities and customer requirements. Also, our competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share. These competitors are able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can, which could adversely affect our competitive position and business. Likewise, the selling cycle for developing, permitting, financing and constructing new plants is long and will consume considerable resources. We may be unable to develop additional projects in a timely manner which may adversely affect our business

The demand for our services may be adversely affected by environmental laws and regulations.

To a certain extent, demand for our services is created by environmental laws and regulations, including (a) requirements to safely dispose of RMSW (the material remaining in garbage, or Municipal Solid Waste (MSW) after recovery of recyclable materials in a facility where solid wastes or recyclable materials are sorted or separated for the purposes of recycling or composting) by various methods including in properly constructed and operated landfills, (b) requirements to attempt to recycle a certain proportion of RMSW, and (c) requirements that businesses operating in the solid waste industry comply with applicable land, water and air emission regulations. The lack of environmental laws and regulations, or the loosening or non-enforcement of existing regulations, would decrease demand for our services and may have a material adverse affect on our business.

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

      o increased competition from landfills and increasingly automated recycling facilities.

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

      o waste collection companies being impacted by seasonal and cyclical changes and facing competition, work stoppages and environmental issues that could adversely affect our business and operations;

      o     general economic factors; and

      o changes in the revenue recognition policies required by generally accepted accounting principles.

We may engage in strategic transactions that may fail to enhance stockholder value.

From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives within and outside of our industry with the goal of maximizing stockholder value. We may never complete a strategic transaction(s) and in the event that we do complete a strategic transaction(s), it may not be consummated on terms favorable to us. Further, such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

Environmental regulations and litigation could subject us to fines, penalties, judgments and limitations on our ability to expand.

We are subject to potential liability and restrictions under environmental laws, including those relating to handling, recycling, treatment, storage of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been, and will continue to be, subject to significant regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. Our business is subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions and regulations. If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals, we could be subject to civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue operations, and/or take corrective actions. We may not have sufficient insurance coverage for our environmental liabilities. Those costs or actions could be significant to us and significantly impact our results of operations, as well as our available capital.

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

We may be unable to obtain or retain permits that are required to operate our business.

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

We anticipate that a substantial portion of our revenues will be generated from our agreement with Taormina Industries.

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

The Taormina agreement, as amended, provides that Taormina's obligations are subject to our ability to maintain compliance with all necessary permits and that Taormina may suspend delivery of MSW to us at any time if it determines that our operations would threaten to place Taormina's operations in non-compliance with its own permits or other governmental approvals. In addition, in the agreement we represented to Taormina that the residual waste we deliver to them would not exceed 40%, by weight, of the associated MSW delivered to us by Taormina. We are not currently in compliance with this representation. If Taormina stops delivering MSW to us for any reason or if we are unable to extend this agreement on terms favorable to us or at all prior to its expiration, our business, financial condition and results of operations would be materially harmed.

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

Our sub-license agreement with Bio-Products International, Inc. is not exclusive in all respects and imposes certain requirements on us to maintain exclusivity in specified applications.

Our sub-license agreement with BPI generally grants us the exclusive rights to exploit the technology covered by the license in the United States with respect to most applications. We do not, however, have the exclusive right to applications in which the cellulose biomass product of waste, including municipal solid waste, processed utilizing the licensed technology is either used directly as a fuel source or converted into an end product for energy production (although BPI agreed to grant us a sub-license for such applications on a site-specific basis upon our request). Accordingly, BPI may grant third parties the right to use the technology for the production of marketable solid combustion fuel end products. In order to maintain exclusivity with respect to the other applications, we are required to continue to improve our initial facility in Anaheim, California on a regular schedule or construct new facilities. Our failure to maintain exclusivity of the sub-license could have a material adverse effect on our business, financial condition and results of operations.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent registered accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007.

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

We may become subject to liability and incur increased expenditures as a result of the restatement of our financial statements.

We previously restated our financial statements for the years ended December 31, 2005 and 2004 and the quarters ended March 31, 2005 (included in this report), June 30, 2005, and September 30, 2005, to correct certain accounting errors in the original financial statements related to the fair value of options and warrants, the relative value of senior secured debt and the related warrants and the classification of redeemable preferred stock. The restatement of these previously issued financial statements could expose us to legal and regulatory risk. The defense of any such actions could cause the diversion of management's attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatements and negative reactions from our stockholders or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price and our ability to attract and retain employees.

In December 2004, the Financial Accounting Standards Board published new rules that require companies to record all stock-based employee compensation as an expense. The new rules apply to stock option grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. During the fourth quarter of 2004, we adopted this accounting policy, retroactive to our inception. As a company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such share-based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities.

The expenses we will have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. For example, for the year ended December 31, 2005 and the six months ended June 30, 2006, we incurred approximately $423,000 and $463,400, respectively of expenses as a result of share-based compensation. The adverse effects that the new accounting rules may continue to have on our future financial statements should we continue to rely heavily on stock-based compensation may lead to a reduction in our stock price and make it more difficult for us to attract new investors. However, reducing our use of stock plans to reward and incentivize our officers, directors, employees and consultants, could result in a competitive disadvantage to us in the employee marketplace.

RISKS RELATED TO OUR COMMON STOCK

Substantial sales of our common stock could cause our stock price to fall.

As of September 30, 2006, we had outstanding 25,169,435 shares of common stock and approximately 17.0 million shares of common stock issuable upon conversion of our outstanding preferred stock, as well as options and warrants to acquire up to an additional approximately 7.0 million shares of common stock. A substantial portion of these shares are either freely tradable shares or eligible for public resale under Rule 144. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares are now eligible for sale. Sales of the shares subject to Rule 144, or the possibility that substantial amounts of common stock may be sold in the public market under Rule 144, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

The limited market for our common stock may adversely affect trading prices or the ability of a shareholder to sell our shares in the public market.

Our common stock is thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would likely be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, investors may be unable to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their shares.

Investors may have difficulty selling our shares because they are deemed "penny stocks"

Since our common stock is not listed on the Nasdaq Capital Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will continue to be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell their shares.

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

We currently have two such series of preferred stock, designated as "8% Series A Cumulative Redeemable Convertible Participating Preferred Stock" and "8% Series B Cumulative Redeemable Convertible Participating Preferred Stock."

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

In addition, the holders of our Series A Preferred Stock currently have the right, upon 30 days' prior notice to us, to appoint, as a class, a majority of the members of our Board of Directors. This right terminates upon the first to occur of (i) the Operational Date (generally defined as if and when our initial plant in Anaheim, California generates total operating cash flow of at least $672,000 for any consecutive three month period) and (ii) the date on which less than 3.0 million shares of Series A Preferred Stock are outstanding.

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

      o     conditions and trends in the waste industry and other industries;

      o     changing environmental standards;

      o     new accounting standards;

      o     general economic, political and market conditions and other factors;
            and

      o     the occurrence of any of the other risks described in this report.

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

      There was no change in the Company's internal control over financial reporting during the quarter that ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II-- OTHER INFORMATION

Item 5 -- Other Information

The information required by this item is contained in the Original 10-QSB

Item 6. -- Exhibits

(a) Exhibits

31.1  Certification of Chief Executive Officer
31.2  Certification of Chief Financial Officer
32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2006                  WORLD WASTE TECHNOLOGIES, INC.


                                        By: /s/ David A. Rane
                                            -----------------------------------
                                            David A. Rane
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
 Number                                 Description
-------   ----------------------------------------------------------------------
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on May 16, 2005).

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on May 16, 2005).