Form 10QSB/A
period 2005-06-30
WORLD WASTE TECHNOLOGIES INC
filed 2006-11-07
CIK 890447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                         WORLD WASTE TECHNOLOGIES, INC.

                                  Form 10-QSB/A


                                Table of Contents

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION .............................................4

   Item 1   Financial Statements: (Restated)...................................4
              Consolidated Balance Sheets .....................................4
              Consolidated Statements of Operations ...........................5
              Consolidated Statements of Cash Flows ...........................7
              Consolidated Statements of Stockholders' Equity..................9
              Notes to Financial Statements ..................................10

   Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................20

   Item 3   Controls and Procedures ..........................................36

PART II.    OTHER INFORMATION ................................................36

   Item 6   Exhibits..........................................................36

SIGNATURES ...................................................................37

                                EXPLANATORY NOTE

World Waste Technologies, Inc., a California corporation (the "Company"), is filing this Amendment No. 1 on Form 10-QSB/A (this "Amendment") to amend its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, which was filed with the Securities and Exchange Commission (the "SEC") on August 15, 2005 (the "Original 10-QSB").

This Amendment is being filed for the following purposes: (i) to restate the Company's financial statements for the quarters ended June 30, 2004 and 2005, and to amend the related disclosures in the Original 10-QSB, to correct certain accounting errors in the original financial statements related to the fair value of options and warrants and the classification of Redeemable Preferred Stock.
Note 14 to the restated financial statements that are included in this Amendment describes in more detail the nature and effects of the restatement; and (ii) to amend Part I, Item 3 of the Original 10-QSB (Controls and Procedures). The Amendment also includes updated information regarding the Company's liquidity. In addition, on the cover page of this Amendment, the information with respect to the number of outstanding shares of the Company's common stock has been updated. The Company is also updating its exhibits in this Amendment to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 (the "Exchange Act") required to be filed with this Amendment.

Accordingly, this Amendment amends and restates in full the following Items and
Exhibits:

      o Part I, Item 1 - Financial Statements

      o Part I, Item 2 - Management's Discussion and Analysis or Plan of
                Operation

      o Part I, Item 3 - Controls and Procedures

      o Part II, Item 6 - Exhibits

      o Exhibits 31.1, 31.2, 32.1 and 32.2 - Officers' Certifications


Except for the amendments and updates that are described above, (i) this Amendment does not modify or update the Original 10-QSB, and (ii) this Amendment does not reflect events that occurred after the filing of the Original 10-QSB except as required to reflect the effects of the restatement described in Note 14 to the accompanying financial statements.


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

                         Part I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                            June 30,             December 31
                                                                             2005                   2004
                                                                          (Unaudited)
                                                                           (Restated)            (Restated)
ASSETS:
Current Assets:
     Cash                                                               $  6,033,425            $  1,128,502
     Receivables                                                                 584                      --
     Prepaid expenses                                                         53,477                  94,203
                                                                        ------------            ------------
Total Current Assets                                                       6,087,486               1,222,705

Fixed Assets:
     Machinery and equipment, net of accumulated depreciation
        of $24,048 on June 30, 2005 and $16,508 on Dec. 31, 2004           5,020,531                 539,401
     Deposits on equipment                                                 1,991,414               3,417,959
     Construction in progress                                              4,188,686               1,041,509
                                                                        ------------            ------------
Total Fixed Assets                                                        11,200,631               4,998,869
Other Assets:
     Deposit L/T                                                             109,558                 114,278
     Patent license                                                          556,605                 556,605
                                                                        ------------            ------------
     TOTAL ASSETS                                                       $ 17,954,280            $  6,892,457
                                                                        ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:

Current Liabilities:
     Accounts payable                                                   $  1,289,566            $  1,380,791
     Accrued salaries payable                                                 96,506                 132,703
     Accrued litigation payable                                              107,500                 122,500
     Other liabilities                                                       360,255                 114,242
     Current portion of note payable                                              --                   5,343
                                                                        ------------            ------------
Total Current Liabilities                                                  1,853,827               1,755,579
                                                                        ------------            ------------
Long Term Liabilities:
     Note payable, less current portion                                           --                  17,025
     Warrant liability                                                       938,018                      --
                                                                        ------------            ------------
Total Long Term Liabilities                                                  938,018                  17,025
                                                                        ------------            ------------
     TOTAL LIABILITIES                                                     2,791,845               1,772,604
                                                                        ------------            ------------
Redeemable preferred stock, net of discounts                               6,291,722                      --
Redeemable preferred stock subscription receivable                          (180,000)                     --
                                                                        ------------            ------------
     TOTAL PREFERRED STOCK                                                 6,111,722                      --
                                                                        ------------            ------------
STOCKHOLDERS' EQUITY:

     Common Stock - $.001 par value: 100,000,000 shares
      authorized, 24,533,690 and 22,725,190 shares issued and
     outstanding at June 30, 2005 and at December 31, 2004                    24,533                  22,725
     Stock subscription receivable                                              (150)                     --
     Additional paid-in-capital                                           14,397,605               8,824,811
     Deficit accumulated during development stage                         (5,371,275)             (3,727,682)
                                                                        ------------            ------------
     TOTAL STOCKHOLDERS' EQUITY                                            9,050,713               5,119,854
                                                                        ------------            ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 17,954,280            $  6,892,457
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


                                                                  For Three Months ending
                                                               -----------------------------
                                                               June 30, 2005   June 30, 2004
                                                                (Restated)
                                                               -------------   -------------
GROSS REVENUE:                                                 $          --   $          --

EXPENSES:
  Research and development                                           (67,410)       (108,816)
  General and administrative:                                       (910,168)       (337,763)
                                                               -------------   -------------
  Loss from Operations                                              (977,578)       (446,579)
                                                               -------------   -------------

  Interest income/(expense)                                           26,168         (25,283)
  Other income                                                       390,048
                                                               -------------   -------------
  Net loss before provision for income taxes                        (561,362)       (471,862)
                                                               -------------   -------------

  Provision for income taxes                                              --              --
                                                               -------------   -------------
  Net loss                                                          (561,362)       (471,862)

  Preferred stock dividend and amortization of
    Preferred stock warrants, offering costs and
    Beneficial conversion feature                                   (359,917)             --
                                                               -------------   -------------
  Net loss attributable to common shareholders                  $   (921,279)   $   (471,862)
                                                               =============   =============
  Basic and diluted net loss per share attributable to common
    shareholders                                                $      (0.04)   $      (0.03)
                                                               =============   =============

  Weighted average number of shares
    outstanding used in calculation                               24,418,745      17,054,971
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


                                                       For Six Months Ending
                                                  -------------------------------
                                                                                       June 18, 2002
                                                                                       (Inception) to
                                                  June 30, 2005     June 30, 2004      June 30, 2005*
                                                    (Restated)                           (Restated)
                                                  -------------     -------------      -------------
GROSS REVENUE:                                    $          --     $          --      $         --

EXPENSES:
  Research and development                             (129,660)         (153,625)         (646,986)
  General and administrative                         (1,569,290)         (801,249)       (4,548,857)
                                                  -------------     -------------      -------------
  Loss from operations                               (1,698,950)         (954,874)       (5,195,843)
                                                  -------------     -------------      -------------
  Interest income/(expense)                              25,219           (49,573)         (116,074)
  Other Income                                          390,048                             390,048
                                                  -------------     -------------      -------------
  Net loss before provision for income taxes         (1,283,682)       (1,004,447)       (4,921,868)
                                                  -------------     -------------      -------------

  Provision for income taxes                                 --                --                --
                                                  -------------     -------------      -------------
  Net Loss                                           (1,283,682)       (1,004,447)       (4,921,868)

  Preferred stock dividend and amortization of
    Preferred stock warrants, offering costs
    And beneficial conversion feature                  (359,917)                           (359,917)
                                                  -------------     -------------      -------------
  Net loss attributable to common shareholders     $ (1,643,599)     $ (1,004,447)     $ (5,281,785)
                                                  =============     =============      =============
  Basic and diluted net loss per share
    attributable to common shareholders            $      (0.07)     $      (0.08)     $      (0.37)
                                                  =============     =============      =============

  Weighted average number of shares
    outstanding used in calculation                  23,914,740        13,377,902        14,237,308
                                                  =============     =============      =============


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


                                                                                      June 18,
                                                                                        2002
                                                                                     (Inception)
                                                                                         to
                                                     Six Months     Six Months       Six Months
                                                       Ending         Ending           Ending
                                                   June 30, 2005   June 30, 2004   June 30, 2005
                                                     (Restated)                      (Restated)
                                                  ----------------------------------------------
Cash flow from operating activities:

     Net loss                                     $ (1,283,682)   $ (1,004,447)   $ (4,921,868)
Adjustments to reconcile net loss to net cash
used in operating activities:

     Depreciation                                        7,540           3,952          24,048
     Interest forgiveness                                   --              --         135,327
     Warrant issued for consulting                      10,000              --          84,566
     Amortization of warrants & options                236,515              --         356,617
     Fair value adjustment of warrant liability       (390,048)             --        (390,048)


Changes in operating assets and liabilities:
     Prepaid expenses                                   40,142         (31,990)        (54,061)
     Accounts payable                                  (77,029)         68,724          37,701
     Accrued salaries                                  (36,197)        (36,223)         96,506
     Accrued interest                                       --          48,196              --
     Accrued litigation settlement                     (15,000)        150,000         107,500
     Accrued other liabilities                         (49,221)        167,201          65,021
                                                  --------------------------------------------
     Net cash used in operating activities          (1,556,981)       (634,587)     (4,458,692)
                                                  --------------------------------------------
Cash flows from investing activities:
     Construction in progress                       (2,645,992)        (69,605)     (3,906,828)
     Deposits on equipment                          (3,282,271)       (922,510)     (5,747,047)
     Purchase machinery & equipment                         --         (23,705)        (23,705)
     Purchase of intangible                                 --              --        (350,000)
     Deposit                                             4,720          12,336        (109,558)
                                                  --------------------------------------------
                                                    (5,923,543)     (1,003,484)    (10,137,138)
                                                  --------------------------------------------
Cash flows from financing activities:
     Note payable on vehicle                           (22,368)         (2,423)             --
     Redeemable preferred stock                      9,209,328                       9,209,328
     Convertible promissory notes                           --          16,500              --
     Warrants, common stock and
      additional paid in capital                     3,198,487       2,540,483      11,419,927
                                                  --------------------------------------------
                                                    12,385,447       2,554,560      20,629,255
                                                  --------------------------------------------
Net increase in cash                                 4,904,923         916,489       6,033,425
Beginning cash                                       1,128,502         167,619              --
                                                  --------------------------------------------
Ending cash                                       $  6,033,425    $  1,084,108    $  6,033,425
                                                  ============================================
  Interest paid                                   $    (25,219)   $      1,026    $    (18,656)
  Income taxes paid                                         --              --              --


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



                                                                       Additional
                                                                        Paid in        Common Stock    Accumulated
                                                Shares     Dollars      Capital        Subscription      Deficit        Total
                                               ----------- --------- --------------- ---------------- -------------- -----------
Preformation expenses                                                                                     $(67,526)  $  (67,526)
Formation - June 18, 2002                       9,100,000      $100         $73,036       $       --                     73,136

     Net Loss - 2002                                                                                      (359,363)    (359,363)
                                               ----------- --------- --------------- ---------------- -------------- -----------

December 31, 2002                               9,100,000       100          73,036                       (426,889)    (353,753)

     Additional paid in capital                                                 100                                         100
     Common stock subscribed                                                                 125,000                    125,000
     Net loss - 2003                                                                                      (804,605)    (804,605)
                                               ----------- --------- --------------- ---------------- -------------- -----------
December 31, 2003                               9,100,000       100          73,136          125,000    (1,231,494)  (1,033,258)

     Merger with Waste Solutions, Inc.          7,100,000        63           2,137                                       2,200
     Common stock subscriptions                   125,000         1         124,999         (125,000)                        --
     Common stock and warrants net of
     offering cost prior to VPTI merger         3,045,206        31       3,952,321                                   3,952,352
     Shares cancelled                            (500,000)       (5)              5                                          --
     Warrants issued                                                        281,171                                     281,171
     Conversion of promissory notes             1,193,500        12       1,193,488                                   1,193,500
     Merger with VPTI                           1,200,817    21,062         (21,062)                                         --
     Accrued interest on notes forgiven                                     135,327                                     135,327
     Common stock and warrants net of
     offering cost                              1,460,667     1,461       2,865,462                                   2,866,923
     Amortization of stock options and
     warrants                                                               217,827                                     217,827
     Net loss - 2004                                                                                    (2,496,188)  (2,496,188)
                                               ----------- --------- --------------- ---------------- -------------- -----------
December 31,2004 (Restated)                    22,725,190    22,725       8,824,811                0    (3,727,682)   5,119,854
                                               =========== ========= =============== ================ ============== ===========

     Common stock and warrants net of
     offering cost  (Unaudited)                 1,693,500     1,693       3,059,744                                   3,061,437
     Amortization of stock options and
     warrants (Unaudited                                                     94,090                                      94,090
     Net Loss - March 2005 (Unaudited)                                                                    (722,320)    (722,320)
                                               ----------- --------- --------------- ---------------- -------------- -----------
March 31, 2005 (Unaudited) (Restated)          24,418,690    24,418      11,978,645                0    (4,450,003)   7,553,060
                                               =========== ========= =============== ================ ============== ===========

     Common Stock and warrants net of
     offering cost (Unaudited)                    115,000       115           9,715                                       9,830
     Amortization of stock options and
     warrants (Unaudited)                                                   142,417                                     142,417
     Dividend (preferred stock) (Unaudited)                                  76,911                       (219,241)    (142,330)
     Stock subscription receivable
     (Unaudited)                                                                                (150)                      (150)
     Warrants issued                                                        861,851                                     861,851
     Beneficial conversion feature on
     redeemable preferred stock (Unaudited)                               1,328,066                                   1,328,066
     amortization of benefical conversion
     feature on redeemable preferred stock
     (Unaudited)                                                                                          (140,669)    (140,669)
     Net Loss - June 2005 (Unaudited)                                                                     (561,362)    (561,362)
                                               ----------- --------- --------------- ---------------- -------------- -----------
June 30, 2005 (Unaudited) (Restated)           24,533,690   $24,533  $   14,397,605       $     (150) $ (5,371,275)  $9,050,713
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

Note 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the six months ended June 30, 2005 of $1,283,682 compared to a net loss of $1,004,447 for the six months ended June 30, 2004, and the Company had an accumulated deficit of $5,371,275 at June 30, 2005. The Company expects to incur substantial additional costs and capital expenditures to complete its initial facility and through the initial quarter of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

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

The activity related to officers and employees during the six months ended is summarized as follows:



     Outstanding at December 31, 2004                                407,000

     Number issued during the six months ended June 30, 2005         500,000

     Weighted average grant date fair value                            $2.48

     Average exercise price                                            $4.50

     Exercised during the period                                           0

     Exercisable at June 30, 2005                                    145,166

     Outstanding at June 30, 2005                                    907,000



The Company recognized expense for the six months ended June 30, 2005 of $118,289 related to the amortization over their vesting period of the value of options and warrants issued to employees and directors.

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

Non employment stock based compensation

The activity related to non-employment warrants during the six months ended June 30, 2005 is summarized as follows:


     Outstanding at December 31, 2004                                         988,338

     Number issued during the six months ended June,30, 2005                1,160,146

     Weighted average grant date fair value                                $     2.31

     Average exercise price                                                $     3.24

     Exercised during the period                                              453,700

     Exercisable at June 30, 2005                                           1,694,784

     Outstanding at June 30, 2005                                           1,694,784


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

During the quarter ended June 30, 2005, the company recorded a beneficial conversion feature related to its Series A Preferred Series A stock of $1,328,066. Therefore, Preferred Series A has been debited and additional paid in capital credited by $1,328,066.

Note 7. NOTE PAYABLE

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

Note 9. SERIES A CUMULATIVE REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK (Restated)

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

In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a Registration Rights Agreement granting the investors certain demand and piggyback registration rights of the common stock issued upon conversion of the Series A Preferred and exercise of the Warrants. Due to the registration rights the Company has shown the Series A Preferred and the Warrants as liabilities on the Company until such time as the Registration Rights have been met. Once the Registration Rights have been met, the Series A Preferred will be shown as mezzanine equity and the Warrants will be transferred to equity at its then fair value. The Company filed a registration statement with the SEC on August 4, 2005 to register the underlying common stock shares related to the conversion feature of the Series A Preferred and the related Warrants. As of August 14, 2005 the registration statement had not been declared effective by the SEC. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock," the fair value of the warrants at the date of issuance of $1,328,066 was adjusted to account for the change in fair value from the date of issuance to the balance sheet date of June 30, 2005. The change in fair value from the date of issuance to June 30, 2005 of $ 390,048 has been included in other income.

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

The accounting for the Series A Preferred is as follows:



Gross proceeds                                                      $10,189,000
Less beneficial conversion feature                                   (1,328,066)
Less offering costs                                                  (1,564,152)
Less warrant value                                                   (1,328,066)
                                                                     ----------

   Subtotal                                                           5,968,716
Amortization of beneficial conversion feature                            44,269
Amortization of offering costs                                           52,138
Amortization of warrant value                                            44,269
In kind dividend                                                        142,330
                                                                     ----------
    Balance at June 30, 2005                                         $6,291,722
                                                                     ==========

Note 10. COMMITMENTS AND CONTINGENCIES

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

The agreement called for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. John Pimentel, a member of our Board of Directors, is associated with CMCP. The April 2005 amendment also reduced the monthly advisory fees paid to CMCP to $5,000 and a separate agreement was signed with John Pimentel under which he is paid a monthly advisory fee of $15,000. The total professional fees paid to CMCP for the six months ended June 30, 2005 for advisory services was $90,000. During the six month period ended June 30, 2005, the Company paid John Pimentel, $30,000 for advisory services.

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

The value of the warrants, $861,852, was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 4 years.

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

Note 14. AMENDMENT AND RESTATEMENT OF FORM 10-KSB

On May 12, 2006, the Company determined that it would amend its Annual Report on Form 10-KSB and each of the 10-QSBs for the year ended December 31, 2005 to correct certain accounting errors in the financial statements included in such reports. The errors corrected in the quarter ended June 30, 2005 related to the fair value of options and warrants and the classification of Redeemable Preferred Stock.

The accounting errors reflected in the June 30, 2005 financial statements were as follows:

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


-----------------------------------------------------------------------------------------------------------------
                             Income Statement                                   Restated            Original
-----------------------------------------------------------------------------------------------------------------
General and Administrative Expense                                                   $910,168           $864,563
Other Income and Expense                                                              390,048            154,091
Net Loss                                                                             $751,714           $561,362
Preferred Stock Dividend and Amortization of beneficial Conversion
  Feature and Warrant Value                                                           359,917            236,933
Net Loss Attributable to Common Shareholders                                         $921,279           $988,647

                              Balance Sheet
-----------------------------------------------------------------------------------------------------------------
Patent License                                                                       $556,605           $450,625
Redeemable Preferred Stock                                                                 --         $8,487,859
Warrant Liability                                                                    $938,018           $376,654
  Total Long Term Liabilities                                                        $758,018         $8,684,513
Redeemable Preferred Stock                                                         $6,291,722                 --
Additional Paid in Capital                                                        $14,397,605        $12,683,918
Accumulated Deficit                                                               $(5,371,275)       $(5,398,341)

Item 2. -- Management's Discussion and Analysis of Financial Condition And
           Results of Operations

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB/A contains forward-looking statements, such as those pertaining to our capital resources, our ability to complete the research and development of our products, and our ability to obtain regulatory approval for our products. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

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

In March 2004, Old WWT entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into a wholly owned subsidiary of VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger of Old WWT with VPTI's wholly owned subsidiary was completed on August 24, 2004. Pursuant to the merger, Old WWT's shareholders become the holders of approximately 95% of the outstanding shares of VPTI. Upon completion of this merger, VPTI changed its name to World Waste Technologies, Inc. VPTI was incorporated on June 21, 1985 and provided voice recognition and voice activated products. We currently do not plan to conduct any business other than operations heretofore conducted or contemplated to be conducted by WWT. Because the shareholders of Old WWT became the controlling shareholders of VPTI after the merger, Old WWT was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Additionally, the prior operating results of VPTI are not indicative of our future operations, and none of the assets or liabilities on our balance sheet as of June 31, 2005 relate to VPTI prior to the merger.

Since the formation of WWA in 2002, our efforts have been principally devoted to research and development activities, construction of our initial facility, raising capital, and recruiting additional personnel and advisors. To date, we have not marketed or sold any product and have not generated any significant revenues. We do not anticipate generating any significant revenue until early 2007. Construction of our first facility was completed in the second quarter of 2006 and we currently anticipate ramp-up will occur in the second half of 2006.


Plan of Operations

Prior to March 31, 2006, we were primarily engaged in the construction of and purchase of certain assets and equipment needed for our first facility to process residual municipal solid waste ("RMSW") delivered to us after processing through a materials recovery facility (MRF). WWT has a license for a patented technology and other related intellectual property capable of separating MSW into cellulose biomass and other commodities. This process, known as "pressurized steam classification," uses a pressurized, rotating autoclave to treat MSW and convert it into separable streams of metals, plastics, and cellulose biomass. The process minimizes detrimental discharges to the air, water and soil. The main product of the process is a cellulose biomass material with significant papermaking fiber content which after thorough screening and cleaning is expected to be sold for the production of liner or corrugated medium or other industrial uses. In addition to recovering cellulose, the process creates a saleable stream of standard recycled materials of aluminum, tin, steel and plastics. Although the Company has not reached conclusion on the economic feasibility at a commercial stage on the following potential products, we may be able to produce additional products such as (a) higher value paper, (b) building products, (c) cellulose insulation, (d) renewable fuels, such as ethanol, and
(e) specialty chemicals. In December 2005, we began testing the "pressurized steam classification" process of this first facility. Through June 30, 2006, we had completed 30 trials on the front-end material handling equipment and steam classification vessels. We have processed over 500 tons of RMSW and produced over 250 tons of cellulose biomass material. In February 2006, the University of Washington Paper Science and Engineering Laboratory tested for us on samples of this cellulose biomass material and results indicated that the fiber produced was comparable to fiber produced during our prototype trials. We completed the primary construction of this facility at the end of March 2006. In April 2006, Taormina Industries, LLC accepted our completion and commencement notification in accordance with the lease agreement. In June 2006, we shipped several truck loads of trial product to our pulp customers.

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

We completed our first facility early in the second quarter of 2006 and are currently commissioning the plant and starting up operations. During this phase we are also evaluating which optimization modifications to the plant equipment and design we will need to make in order to achieve commercial production levels. To date, we have not marketed or sold any wetlap pulp. We have generated only minor revenue from tip fees and the sale of tin and aluminum. We have shipped approximately 20 tons of wetlap pulp produced at our first facility to each of three prospective customers free of charge for evaluation purposes. We do not anticipate generating significant revenue until sometime in 2007.

On May 1, 2006, pursuant to a Patent Assignment Agreement and a Patent Assignment, both dated as of May 1, 2006, (the "Patent Assignment Agreement and a Patent Assignment"), we completed the purchase of all right, title and interest in United States Patent No. 6,306,248 (the "Patent") and related intellectual property, subject to existing licenses, from the University of Alabama in Huntsville for $100,000 and 167,000 shares of our unregistered common stock. We continue to exploit the technology covered by the Patent through a sublicense from the original licensee, Bio-Products International, Inc. By virtue of our acquisition of the Patent, we now own all right, title and interest in the Patent, subject to Bio-Products International, Inc.'s existing license, which in turn continues to sublicense the technology to us.

Our current plan of operation for the remainder of the year ending December 31, 2006 and through the first half of 2007 primarily involves commissioning, ramping up and operating our first facility and making incremental improvements to the equipment and process. We currently do not expect to reach a full stage of operations until sometime in 2007, if ever. We currently anticipate hiring an additional 40 to 50 employees during the next 12 months, assuming we continue to ramp-up production. The amounts we expend on research and development and related activities during the remainder of 2006 may vary significantly depending on numerous factors, including pace and success of the ramp-up of processing of our first facility, and the possible acquisition of additional equipment. Based on our current estimates, we believe that our current cash will sustain operations until at least December 2008, based on our current expected burn rate, exclusive of significant capital expenditures that will be necessary in order to construct additional facilities. Upon the successful consistent production of wetlap at our first facility, we anticipate that we will begin the planning process of our second facility, including site location, permitting, design, engineering and the ordering of equipment. Our ability to commence construction of a second facility will be contingent upon our ability to raise additional capital.


Financing Transaction and Extinguishment of Senior Debt

We recently completed a $25 million private placement of equity securities. As part of this transaction approximately $3,485,000 principal amount of our Senior Debt was exchanged for our equity securities, with the balance of such debt, $2,780,000, being repaid with a portion of the offering proceeds. Additionally, as part of this transaction we are required to seek shareholder approval to modify certain terms of our Redeemable Convertible Preferred Stock. The foregoing will probably result in significant charges to our earnings.

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

You should read this discussion in conjunction with the form 10-KSBA filed July 7, 2006 and selected historical financial information and the financial statements and related notes included elsewhere in this report.

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

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation results are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2004 and 2005, included in the Company's Form 10-KSBA filed July 7, 2006.

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

Results of Operations

Comparison of Three and Six month periods ended June 30, 2005 (restated) and
2004

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

Expenses

General and administrative expenses increased by $768,041 to $1,569,290 during the six month period and $572,405 to $910,168 during the three month period ended June 30, 2005 compared to the respective periods ended June 30, 2004 due to an increase in staff and expenses related to the preparation of the Company to become operational, which is expected in the fourth quarter of 2005. Interest income of approximately $25,000 during the six and three month periods of 2005 resulted from the cash received from the sale of the Series A Preferred during the second quarter of 2005. Interest expense of approximately $50,000 and $25,000 for the six and three month periods ended June 30, 2004, respectively, related to the outstanding convertible notes, which converted to common stock during the third quarter of 2004. Other income of $390,048 for the six and three month periods ended June 30, 2005 relates to the adjustment of the Warrant liability to fair value at June 30, 2005.

Liquidity and Capital Resources (restated)

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

Amendment and Restatement

The accompanying consolidated financial statements are amended and restated from the Original 10-QSB filed August 15, 2005. (see note 14)

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

The market for services and products in the solid waste processing industry is highly competitive. Most of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have, and may be able to respond more quickly than we can to new or changing opportunities and customer requirements. Also, our competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share. These competitors are able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can, which could adversely affect our competitive position and business. Likewise, the selling cycle for developing, permitting, financing and constructing new plants is long and will consume considerable resources. We may be unable to develop additional projects in a timely manner which may adversely affect our business.

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

We previously restated our financial statements for the years ended December 31, 2005 and 2004 and the quarters ended March 31, 2005, June 30, 2005 (included in this report), and September 30, 2005, to correct certain accounting errors in the original financial statements related to the fair value of options and warrants, the relative value of senior secured debt and the related warrants and the classification of redeemable preferred stock. The restatement of these previously issued financial statements could expose us to legal and regulatory risk. The defense of any such actions could cause the diversion of management's attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatements and negative reactions from our stockholders or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

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

There was no change in the Company's internal control over financial reporting during the quarter that ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II-- OTHER INFORMATION


ITEM 6.  EXHIBITS

Exhibit Number              Description
--------------              -----------
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

                         WORLD WASTE TECHNOLOGIES, INC.
                                  (Registrant)





Date:   November 6, 2006                   By: /s/ David Rane
                                               -------------------------------
                                               David Rane
                                               Chief Financial Officer

                                INDEX TO EXHIBITS




ITEM 6.  EXHIBITS


Exhibit Number     Description

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
