Form 10QSB/A
period 2005-09-30
WORLD WASTE TECHNOLOGIES INC
filed 2006-11-07
CIK 890447

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

Transitional Small Business Format (Check One): Yes [ ] No: [ x ]

                                EXPLANATORY NOTE

World Waste Technologies, Inc., a California corporation (the "Company"), is filing this Amendment No. 1 on Form 10-QSB/A (this "Amendment") to amend its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, which was filed with the Securities and Exchange Commission (the "SEC") on November 15, 2005 (the "Original 10-QSB").

This Amendment is being filed to restate the Company's financial statements for the quarters ended September 30, 2004 and 2005, and to amend the related disclosures in the Original 10-QSB, to correct certain accounting errors in the original financial statements related to the fair value of options and warrants.
Note 14 to the restated financial statements that are included in this Amendment describes in more detail the nature and effects of the restatement. The Amendment also includes updated information regarding the Company's liquidity. In addition, on the cover page of this Amendment, the information with respect to the number of outstanding shares of the Company's common stock has been updated. The Company is also updating its list of exhibits in this Amendment to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 (the "Exchange Act") required to be filed with this Amendment.

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

                         WORLD WASTE TECHNOLOGIES, INC.
                         ------------------------------

                                  Form 10-QSB/A
                                  -------------

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION

 Item 1     Financial Statements (Restated):                                   4
               Consolidated Balance Sheets                                     4
               Consolidated Statements of Operations                         5-6
               Consolidated Statements of Stockholders'
                 Equity (Deficit)                                              7
               Consolidated Statements of Cash Flows                           8
               Notes to Financial Statements                                  10

 Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               21

PART II.    OTHER INFORMATION                                                 36

 Item 6     Exhibits                                                          36

SIGNATURES                                                                    37

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                                 (Unaudited)
                                                                                September 30,       December 31,
                                                                                     2005               2004
                                                                                   Restated           Restated
                                                                               ----------------------------------
 ASSETS:

 Current Assets:
       Cash                                                                    $     2,002,962    $     1,128,502
       Prepaid Expenses                                                                144,283             94,203
                                                                               ----------------------------------
 Total Current Assets                                                                2,147,245          1,222,705
                                                                               ----------------------------------

 Fixed Assets:
       Machinery and Equipment, net of accumulated depreciation
          of $27,502 and $16,508, respectively                                      10,295,193            539,401
       Deposits on Equipment                                                           549,169          3,417,959
       Construction in Progress                                                      3,893,098          1,041,509
                                                                               ----------------------------------
 Total Fixed Assets                                                                 14,737,460          4,998,869
 Other Assets:
       Deposit L/T                                                                     104,839            114,278
       Patent License                                                                  556,605            556,605
                                                                               ----------------------------------
       TOTAL ASSETS                                                            $    17,546,149    $     6,892,457
                                                                               ==================================
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

 LIABILITIES:

 Current Liabilities:
       Accounts Payable                                                        $     1,157,273    $     1,380,791
       Accrued Salaries Payable                                                         85,950            132,703
       Accrued Litigation Settlement Payable                                           100,000            122,500
       Other Liabilities                                                               767,649            114,242
       Current portion of Note Payable                                                      --              5,343
                                                                               ----------------------------------
 Total Current Liabilities                                                           2,110,872          1,755,579
                                                                               ----------------------------------
 Long Term Liabilities:
       Note Payable, less current portion                                                   --             17,025
       Warrants Liabilities                                                            513,083                 --
                                                                               ----------------------------------
 Total Long Term Liabilities                                                           513,083             17,025
                                                                               ----------------------------------
       TOTAL LIABILITIES                                                             2,623,955          1,772,604
                                                                               ----------------------------------
Redeemable Convertible Preferred Stock                                               6,673,144

STOCKHOLDERS' EQUITY (DEFICIT):

      Common Stock - $.001 par value: 100,000,000 shares
      authorized, 24,667,447 and 22,725,190 shares issued and outstanding at
      Sept.ember 30, 2005 and at December 31, 2004                                      24,667             22,725

      Additional Paid-in-Capital                                                    14,602,339          8,824,811
      Deficit Accumulated during development stage                                  (6,377,956)        (3,727,682)
                                                                               ----------------------------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           8,249,050          5,119,854
                                                                               ----------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    17,546,149    $     6,892,457
                                                                               ==================================

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Operations




                                                                                   For Three Months Ending

                                                                               September 30,
                                                                                   2005           September 30,
                                                                                (Restated)             2004
                                                                              ---------------    ---------------
GROSS REVENUE:                                                                $            --    $            --

EXPENSES:
                Research and Development                                              (60,000)           (61,607)
                General and Administrative:                                          (977,111)          (551,589)
                                                                              ---------------    ---------------

                Loss from Operations                                               (1,037,111)          (613,196)

                                                                              ---------------    ---------------
                Interest Income (Expense)                                              23,528            (14,576)
                Other Income                                                          424,936                 --
                                                                              ---------------    ---------------
                Net Loss before provision for Income Tax                             (588,647)          (627,772)
                                                                              ---------------    ---------------

                Income Taxes                                                               --                 --

                Net Loss                                                             (588,647)          (627,772)
                Preferred stock dividend and amortization of beneficial
                conversion feature                                                   (421,422)                --
                                                                              ---------------    ---------------
                Net loss attributable to common shareholders                  $    (1,010,069)   $      (627,772)
                                                                              ===============    ===============

                Basic and diluted net loss per share attributable to common
                shareholders                                                  $         (0.03)   $         (0.03)
                                                                              ===============    ===============

                Weighted average number of shares
                outstanding used in calculation (See Footnote 3)                   24,548,224         19,491,111
                                                                              ===============    ===============


See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Operations

                                                                   For Nine Months Ending

                                                                                            June 18, 2002
                                                                                           (Inception) to
                                                     September 30,       September 30,      September 30,
                                                           2005               2004               2005
                                                       (Restated)                            (Restated)
                                                     ---------------    ---------------    ---------------

GROSS REVENUE:                                       $            --    $            --    $            --

EXPENSES:
      Research and Development                              (189,660)          (215,232)          (706,986)
      General and Administrative:                         (2,546,401)        (1,352,838)        (5,547,939)
                                                     ---------------    ---------------    ---------------
      Loss from Operations                                (2,736,061)        (1,568,070)        (6,254,925)
                                                     ---------------    ---------------    ---------------

      Interest Income (Expense)                               48,747            (64,149)           (92,546)
      Other Income                                           814,984                               814,984
                                                     ---------------    ---------------    ---------------
      Net Loss before provision for Income Tax            (1,872,329)        (1,632,219)        (5,532,487)
                                                     ---------------    ---------------    ---------------

      Income Taxes                                                --                 --                 --

      Net Loss                                            (1,872,329)        (1,632,219)        (5,532,487)
      Preferred stock dividend and amortization of
      beneficial conversion feature                         (781,339)                --           (781,339)
                                                     ---------------    ---------------    ---------------
      Net loss attributable to common shareholders   $    (2,653,663)   $    (1,632,219)   $    (6,313,826)
                                                     ===============    ===============    ===============

      Basic and diluted Net Loss per share
      attributable to common shareholders            $         (0.11)   $         (0.11)   $         (0.41)
                                                     ===============    ===============    ===============

      Weighted average number of shares
      outstanding used in calculation (See
      Footnote 3)                                         24,142,918         15,415,638         15,034,383
                                                     ===============    ===============    ===============

See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                    Additional        Common
                                                                     Paid in           Stock       Accumulated
                                             Shares     Dollars      Capital       Subscription     Deficit *         Total
                                           ----------   --------   ------------    -------------   ------------    -----------
Preformation Expenses                                                                              $    (67,526)   $   (67,526)

Formation - June 18, 2002                   9,100,000   $    100   $     73,036                                         73,136
     Net Loss - 2002                                                                                   (359,363)      (359,363)
                                           ----------   --------   ------------    -------------   ------------    -----------
December 31, 2002                           9,100,000   $    100   $     73,036                    ($   426,889)   ($  353,753)
     Additional Paid in Capital
                                                                            100                                            100

     Common Stock Subscribed                                                             125,000                       125,000

     Net Loss - 2003                                                                                   (804,605)      (804,605)
                                           ----------   --------   ------------    -------------   ------------    -----------
December 31, 2003                           9,100,000   $    100   $     73,136    $     125,000   ($ 1,231,494)   ($1,033,258)
     Merger with Waste
     Solutions, Inc.                        7,100,000         63          2,137                                          2,200
     Common Stock
     Subscriptions                            125,000          1        124,999         (125,000)
     Common Stock and
     warrants net of offering cost
     prior to VPTI merger                   3,045,206         31      3,952,321                                      3,952,352

     Shares cancelled                        (500,000)        (5)             5

     Warrants Issued                                                    281,171                                        281,171

     Merger with VPTI                       1,200,817     21,062        (21,062)
     Conversion of Promissory
     Notes                                  1,193,500         12      1,193,488                                      1,193,500
     Accrued Interest on Notes
     Forgiven                                                           135,327                                        135,327
     Common Stock and warrants net of
     offering cost                          1,460,667      1,461      2,865,462                                      2,866,923
     Amortization of stock
     options and  warrants                                              217,827                                        217,827

     Net Loss - 2004                                                                                 (2,496,188)    (2,496,188)
                                           ----------   --------   ------------    -------------   ------------    -----------

December 31, 2004 (Restated)               22,725,190   $ 22,725   $  8,824,811    $          --   ($ 3,727,682)   $ 5,119,854
                                           ==========   ========   ============    =============   ============    ===========

     Common Stock and
     warrants net of offering cost          1,693,500      1,693      3,059,744                                      3,061,437
     Amortization of stock
     options and warrants                                                94,090                                         94,090

     Net Loss - March 2005                                                                             (722,320)      (722,320)
                                           ----------   --------   ------------    -------------   ------------    -----------

March 31, 2005 (Unaudited)
(Restated)                                 24,418,690   $ 24,418   $ 11,978,645    $          --   ($ 4,450,003)   $ 7,553,060
                                           ==========   ========   ============    =============   ============    ===========

     Common Stock issued or
     exercise of warrants                     115,000        115          9,715                                          9,830
     Amortization of stock
     options and warrants                                               142,417                                        142,417
     Dividend (Preferred Stock)
                                                                         76,911                        (219,241)      (142,330)
     Subscription Receivable                                                                (150)                         (150)

     Warrants Issued                                                    861,851                                        861,851
     Beneficial conversion
     feature on Redeemable
     Preferred Stock                                                  1,328,066                                      1,328,066
     Amortization of Beneficial
     conversion feature on
     Redeemable Preferred
     Stock                                                                                             (140,669)      (140,669)


     Net Loss - June 2005                                                                              (561,362)      (561,362)

                                           ----------   --------   ------------    -------------   ------------    -----------
June 30, 2005 (Unaudited)
(Restated)                                 24,533,690   $ 24,533   $ 14,397,605    ($        150)  ($ 5,371,275)   $ 9,050,713
                                           ==========   ========   ============    =============   ============    ===========
     Common Stock and
     warrants net of offering cost            133,757        134          2,596                                          2,730
     Amortization of stock
     options and warrants                                               205,527                                        205,527
     Dividend (Preferred Stock)
                                                                                                       (210,406)      (210,406)
     Subscription Receivable                                                                 150                           150
     Amortization of Beneficial
     conversion feature on
     Redeemable Preferred Stock                                                                        (211,016)      (211,016)

     Net Loss - Sept. 05                                                                               (588,647)      (588,647)

                                           ----------   --------   ------------    -------------   ------------    -----------

September 30, 2005
(Unaudited) (Restated)                     24,667,447   $ 24,667   $ 14,602,339    $          --   ($ 6,377,956)   $ 8,249,050
                                           ==========   ========   ============    =============   ============    ===========

  See accompanying notes to consolidated financial statements.

                 World Waste Technologies, Inc. and Subsidiaries



                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Cash Flow

                                                                                                      June 18, 2002
                                                        Nine Months Ending    Nine Months Ending      (Inception) to
                                                        September 30, 2005    September 30, 2004    September 30,2005
                                                        ------------------    ------------------    ------------------
Cash Flow from Operating Activities:                         Restated                                    Restated

      Net Loss                                          $       (1,872,329)   $       (1,632,219)   $       (5,532,487)
Adjustments to reconcile net loss to net cash used in
operating activities:

      Depreciation                                                  10,944                 6,537                27,502

      Interest Forgiveness                                                               135,327               135,327

      Warrants and Common Stock Issued for Services                 10,000                74,566                84,566

      Amortization of warrants & options                           442,041                                     659,869

      Fair Value adjustment of Common Stock warrant               (814,984)                                   (814,984)


Changes in operating assets and liabilities:

      Prepaid Expenses                                             (50,080)             (117,488)             (144,283)

      Accounts Payable                                            (573,305)              438,044              (458,575)

      Accrued Salaries Payable                                     (46,753)              (16,920)               85,950

      Accrued Advisory and Professional Fees                                              20,000

      Accrued Litigation Settlement Payable                        (22,500)              150,000               100,000

      Prepaid Subscription Liability                                                     432,000

      License Fee Payable                                                               (167,500)

      Accrued Other Liabilities                                                          (37,375)               47,020
                                                        ------------------    ------------------    ------------------

      Net Cash used in Operating Activities                     (2,916,916)             (715,028)           (5,810,095)
                                                        ------------------    ------------------    ------------------
Cash flows from investing activities:

      Construction in Progress                                  (3,087,684)             (513,927)           (3,720,752)

      Deposits on Equipment                                     (3,323,177)           (2,093,755)           (5,883,635)

      Purchase Machinery & Equipment                            (2,335,529)              (25,426)           (2,824,098)

      Purchase of Intangible                                                                                  (350,000)

      Deposit                                                        9,439                12,336              (104,839)
                                                        ------------------    ------------------    ------------------

                                                                (8,736,951)           (2,620,772)          (12,883,324)
                                                        ------------------    ------------------    ------------------
Cash flows from financing activities:

      Note Payable                                                 (22,368)               (3,670)

      Redeemable Preferred Stock                                 9,349,329                                   9,349,327
      Convertible Promissory notes
      Warrants, Common Stock and

       Additional Paid in Capital                                3,201,366             4,961,553            11,347,054
                                                        ------------------    ------------------    ------------------

                                                                12,528,327             4,957,883            20,696,381
                                                        ------------------    ------------------    ------------------
Net Increase in Cash
                                                                   874,460             1,622,083             2,002,962

Beginning Cash                                                   1,128,502               167,619                    --
                                                        ------------------    ------------------    ------------------
Ending Cash                                             $        2,002,962    $        1,789,702    $        2,002,962
                                                        ==================    ==================    ==================
Non-Cash Investing and Financing Activities:
      Interest (Paid) Received                          $           48,747    ($          64,149)   ($          92,846)
      Income Taxes Paid                                 $               --     $              --     $               --

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

* Accounts Payable of $1,266,060 and other liabilities of $114,242 at December 31, 2004 relate to asset acquisitions of construction inprogress of $408,441, deposits on equipment of $857,501 and machinery and equipment of $118. The impact has been adjusted in the nine months ending September 30, 2005 and June 18, 2002 (inception) to September 30, 2005 statements of cash flow.

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

                 World Waste Technologies, Inc. and Subsidiaries
                     (Formerly World Waste of America, Inc.)
                          (A Development Stage Company)

                               September 30, 2005

          UNAUDITEDCONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In March 2004, World Waste Technologies, Inc. entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into VPTI. VPTI was a publicly-traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger with VPTI was completed on August 24, 2004. As part of the merger agreement, World Waste Technologies, Inc. shareholders received 20,063,706 VPTI shares or approximately 95% of the outstanding shares of VPTI in exchange for 20,063,706 World Waste Technologies, Inc. shares, or a one-for-one exchange. Upon completion of the Merger, VPTI changed its name to World Waste Technologies, Inc. As the shareholders of World Waste Technologies, Inc. became the controlling shareholders of VPTI after the exchange, World Waste Technologies, Inc. is treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of World Waste Technologies, Inc..

Note 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the nine months ended September 30, 2005 of $1,872,329 compared to a net loss of $1,632,219 for the nine months ended September 30, 2004, and the Company had an accumulated net loss of $5,532,487 at September 30, 2005. The Company expects to incur substantial additional costs and capital expenditures to complete its initial facility and through the initial quarter of processing. The ability to complete and operate the facility is subject to the Company obtaining funding and/or obtaining equipment financing. If this funding is not obtained the Company may be unable to continue as a going concern for a reasonable period of time.

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

                    Redeemable Convertible Preferred Shares

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

The activity related to warrants and options to purchase common stock by directors, officers and employees during the nine months ended September 30, 2005 summarized as follows:

Outstanding at December 31, 2004                                407,000

Number issued during the nine months ended September 30, 2005   500,000

Weighted average grant date fair value                          $  2.48

Weighted average exercise price                                 $  4.50

Exercised during the period                                           0

Exercisable at September 30, 2005                               146,917

Outstanding at September 30, 2005                               907,000

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

Non employment stock based compensation

The activity related to non-employment warrants for the purchase of common stock during the nine months ended September 30, 2005 is summarized as follows:



Outstanding at December 31, 2004                                        988,338

Number issued during the nine month period ended September 30, 2005   1,160,146

Weighted average grant date fair value                                $    2.31

Weighted average exercise price                                       $    3.24

Exercised during the period                                             587,457

Exercisable at September 30, 2005                                     1,561,027

Outstanding at September 30, 2005                                     1,561,027



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

Due to the proprietary nature of the vessel design utilized in the process, the Company alsFo agreed that Bio-Products shall maintain the exclusive right of vessel manufacture, and the Company shall purchase all required process vessels exclusively from Bio-Products at a purchase price of cost plus 15%.

Note 5. SIGNIFICANT CONTRACT

In June 2003, the Company signed a 10-year contract, with options for three additional extensions of 5 years each, with Taormina Industries, LLC, a wholly-owned division of Republic Services, Inc., whereby TI has agreed to deliver residual waste to the Company for processing at its initial facility which will be located on the campus of TI in Anaheim, CA and is expected to be capable of processing 500 tons per day. The second phase of the contract calls for the Company to build up to a 2,000 ton per day plant in the Orange County area at a site mutually agreeable to both parties. It is estimated that the initial facility will cost the Company approximately $18 million and is projected to be completed in the first quarter of 2006, if the Company is successful in raising the funds necessary to complete construction in a timely manner. It is estimated that the second phase will cost the Company approximately $50 million, excluding land and building, and is projected to be completed in 2007, if the Company is successful in raising the necessary funds in a timely manner. The agreement also grants TI a right of first refusal for an additional 10 counties throughout California where TI has operations. Under the terms of this first contract, TI is obligated to pay a per ton tipping fee to the Company. The ultimate success of the Company is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance.

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

Subsequent to the merger with VPTI, during the third and fourth quarters of the year ended December 31, 2004, in connection with a private placement of securities, the Company sold 1,192,000 units; each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (298,000 shares) of common stock of the Company at an exercise price of $0.01 per share for 5 years. The fair value of the warrants was $742,222. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 1 to 4 years. The consideration paid for the units was $2.50 per unit, for aggregate net proceeds to the Company of $1,879,770. As of December 31, 2004, 152,000 of these warrants had been exercised for net proceeds to the Company of $1,520. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of the shares and shares underlying the warrants. The registration statement has not been declared effective by the SEC as of October 18, 2006.

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

During the quarter ended June 30, 2005, the Company recorded a beneficial conversion feature related to its Series A Preferred Convertible Stock of $1,328,066. Therefore, retained earnings have been debited and additional paid in capital credited by $1,328,066.

During the quarter ended September 30, 2005, the Company issued 133,757 shares of common stock upon the exercise of warrants. 110,757 of these shares were issued in exchange for the cancellation of 11,043 shares pursuant to a cashless exercise provision.

See note 3 for a summary of all warrants and options issued and outstanding.

Note 7. NOTE PAYABLE

Note payable is comprised as follows:


                                                    September 30,     December 31,
                                                         2005              2004
                                                   ---------------   ---------------

Note Payable, monthly installments of $575, with
interest at 7.8%, secured by a vehicle             $            --   $        22,368

Less: Current portion                                           --             5,343
                                                   ---------------   ---------------
                                                   $            --   $        17,025
                                                   ===============   ===============



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

In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a Registration Rights Agreement granting the investors certain demand and piggyback registration rights of the common stock issued upon conversion of the Series A Preferred and exercise of the Warrants. Due to the registration rights the Company has shown the Series A Preferred and the Warrants as liabilities on the Company until such time as the Registration Rights have been met. Once the Registration Rights have been met, the Series A Preferred will be shown as mezzanine equity and the Warrants will be transferred to equity at its then fair value. The Company filed a registration statement with the SEC to register the underlying common stock shares related to the conversion feature of the Series A Preferred and the related Warrants. As of October 18, 2006 the registration statement had not been declared effective by the SEC. Pursuant to EITF 00-19 , "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock, " the fair value of the warrants at the date of issuance of $1,328,066 was adjusted to account for the change in fair value from the date of issuance to the balance sheet date of September 30, 2005 the change in fair value from the date of issuance of September 30, 2005 of $814,984 has been included in other income.

The value of the warrants at date of issuance and at September 30, 2005 was estimated using the Black-Scholes option pricing model with the following assumption: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70% and a term of 4 years.

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

As the net conversion price of the Series A Preferred, after taking into affect the value of the warrants received, was less than the fair value of the common stock on the date of issuance, it was determined that the Series A Preferred included a Beneficial Conversion Feature valued at $1,328,066. The Beneficial Conversion Feature is being amortized over the life of the Series A Preferred of five years and is reflected on the Income Statement along with the Series A dividend below Net Loss to arrive at Net loss attributable to common shareholders and Basic and diluted net loss per share attributable to common shareholders.

The accounting for the Series A Preferred is as follows:


              Gross proceeds                                     $10,189,000
              Less: benefical conversion feature                  (1,328,066)
              Less: offering costs                                (1,564,152)
              Less: warrant value at issuance date                (1,328,066)
                                                                 -----------
                Subtotal                                           5,968,716
              Amortization of the benefical conversion feature       110,673
              Amortization of offering costs                         130,346
              Amortization of warrant value                          110,673
              In kind dividend                                       352,736
                                                                 -----------
                 Balance at September 30,2005                    $ 6,673,144
                                                                 ===========

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


The impact of these adjustments on the operating results of for the quarter ended September 30, 2005 was an increase in general and administrative expense of $98,000, increase in other income of $128,000 and an increase in amortization of the beneficial conversion feature and warrant value of $184,000.

                             Income Statement                          Restated        Original
------------------------------------------------------------------   ------------    ------------
General and Administrative Expense                                   $    977,111    $    878,936
Other Income and Expense                                                  424,936         296,459
Net Loss                                                             $    588,647    $    618,949
Preferred Stock Dividend and Amortization of beneficial Conversion
  Feature and Warrant Value                                               421,422         236,943
Net Loss Attributable to Common Shareholders                         $  1,010,069    $    855,892

                             Balance Sheet
------------------------------------------------------------------
Patent License                                                       $    556,605    $    450,625

Redeemable Preferred Stock                                                     --    $  8,684,802
Warrant Liability                                                    $    513,803    $     80,195
  Total Long Term Liabilities                                        $    513,083    $  8,764,997
Redeemable Preferred Stock                                           $  6,673,144              --

Additional Paid in Capital                                           $ 14,602,339    $ 12,793,866
Accumulated Deficit                                                  $ (6,377,956)   $ (6,254,233)

Item 2. -- Management's Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Amendment Number 1 to Form 10-QSB contains forward-looking statements, such as those pertaining to our capital resources, our ability to complete the research and development of our products, and our ability to obtain regulatory approval for our products. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

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

WDWT is a California corporation with its corporate headquarters in San Diego, California. Its telephone number is 858-391-3400. Our stock is quoted on the OTC Bulletin Board under the symbol of WDWT.

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

In March 2004, Old WWT entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into a wholly owned subsidiary of VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI. VPTI had no material assets, liabilities or operations. The merger of Old WWT with VPTI's wholly owned subsidiary was completed on August 24, 2004. Pursuant to the merger, Old WWT's shareholders become the holders of approximately 95% of the outstanding shares of VPTI. Upon completion of this merger, VPTI changed its name to World Waste Technologies, Inc. VPTI was incorporated on June 21, 1985 and provided voice recognition and voice activated products. We currently do not plan to conduct any business other than operations heretofore conducted or contemplated to be conducted by WWT. Because the shareholders of Old WWT became the controlling shareholders of VPTI after the merger, Old WWT was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Additionally, the prior operating results of VPTI are not indicative of our future operations, and none of the assets or liabilities on our balance sheet as of September 30, 2005 relate to VPTI prior to the merger.

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

We completed our first facility early in the second quarter of 2006 and are currently commissioning the plant and starting up operations. During this phase we are also evaluating which optimization modifications to the plant equipment and design we will need to make in order to achieve commercial production levels. To date, we have not marketed or sold any wetlap pulp. We have generated only minor revenue from tip fees and the sale of tin and aluminum. We have shipped approximately 20 tons of wetlap pulp produced at our first facility to each of three prospective customers free of charge for evaluation purposes. We do not anticipate generating significant revenue until early 2007.

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

You should read this discussion in conjunction with our form 10-KSBA filed July 7, 2006 and selected historical financial information and the financial statements and related notes included elsewhere in this report.

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

Results of Operations

Comparison of Three and nine month periods ended September 30, 2005 and 2004 (Restated)

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

Expenses

General and administrative expenses increased by $1,193,563 to $2,546,401 during the nine month period and $425,522 to $977,111 during the three month period ended September 30, 2005 compared to the respective periods ended September 30, 2004 due to an increase in staff and expenses related to the preparation of the Company to become operational. Interest income of approximately $48,747 and $23,528 during the nine and three month periods of 2005 resulted from the cash received from the sale of the Series A Preferred during the second quarter of 2005. Interest expense of approximately $64,149 and $14,576 for the nine and three month periods of 2004, respectively, related to the outstanding convertible notes, which converted to common stock during the third quarter of 2004. Other income of approximately $814,984 and $424,936 during the nine and three month periods ended September 30, 2005, respectively, relates to the fair value adjustment of the common stock warrants sold as part of the Series A Preferred stock offering sold during the second quarter of 2005.

Liquidity and Capital Resources (Restated)

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

Amendment and Restatement

The accompanying consolidated financial statements are amended and restated from the Original 10-QSB filed November 15, 2005. (See note 14)

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

RISK RELATED TO OUR BUSINESS

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

We previously restated our financial statements for the years ended December 31, 2005 and 2004 and the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005 (included in this report), to correct certain accounting errors in the original financial statements related to the fair value of options and warrants, the relative value of senior secured debt and the related warrants and the classification of redeemable preferred stock. The restatement of these previously issued financial statements could expose us to legal and regulatory risk. The defense of any such actions could cause the diversion of management's attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatements and negative reactions from our stockholders or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

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


                           PART II-- OTHER INFORMATION
                           ---------------------------



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


                                                WORLD WASTE TECHNOLOGIES, INC.
                                                (Registrant)


Date:    Novembr 6, 2006                   By:/s/ David Rane
                                              --------------
                                              David Rane
                                              Chief Financial Officer

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