Form 10-Q
period 2006-09-30
WORLD WASTE TECHNOLOGIES INC
filed 2006-11-14
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-11476

WORLD WASTE TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3977501 (I.R.S. Employer Identification No.)

13520 Evening Creek Drive, Suite 130,
San Diego, California	92128
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (858) 391-3400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒ NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐           Accelerated filer    ☐    Non-accelerated filer      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes    ☐  No      ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,217,071 shares issued and outstanding as of October 27, 2006.

WORLD WASTE TECHNOLOGIES, INC.

Form 10-Q

Part I - FINANCIAL INFORMATION

Item 1. - Financial Statements

World Waste Technologies, Inc. and Subsidiaries
(Formerly World Waste of America, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited) September 30, 2006	December 31, 2005

ASSETS:
Current Assets:
Cash and cash equivalents	$16,550,676	$2,864,377
Accounts Receivable	11,279
Prepaid Expenses	124,856	181,912
Debt Offering Cost		453,264
Total Current Assets	16,686,811	3,499,553

Fixed Assets:
Machinery and Equipment, net of accumulated depreciation of $1,257,906 at September 30, 2006 and $30,958 at December 31, 2005	19,338,037	12,926,284
Construction in Progress		4,094,263

Total Fixed Assets	19,338,037	17,020,547

Other Assets:
Deposit L/T	36,519	104,839
Patent License, net of accumulated Amortization of $59,841 at September 30, 2006 and $0 at December 31, 2005	1,294,597	556,605
TOTAL ASSETS	$37,355,964	$21,181,544

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$703,662	$1,292,810
Accrued Salaries Payable	103,640	217,684
Accrued Retention Payable		380,572
Deposit on Senior Secured Debt		250,000
Capital Lease, short term	54,309
Other Liabilities	92,189	188,039
Total Current Liabilities	953,800	2,329,105

Long Term Liabilities:
Capital Lease, long term	99,565
Senior Secured Debt (See Note 5)		3,191,811
Warrant Liabilities	1,178,640	618,654
Total Long Term Liabilities	1,278,205	3,810,465
TOTAL LIABILITIES	2,232,005	6,139,570

Redeemable Preferred Stock (See Note 6)	11,635,874	7,096,544

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY

Common Stock - $.001 par value:
100,000,000 shares authorized, 25,217,042 (unaudited) and 24,686,230 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	25,217	24,686

Additional Paid-in Capital	49,779,962	15,961,816
Deficit Accumulated during development stage	(26,317,094)	(8,041,072)
TOTAL STOCKHOLDERS’ EQUITY	23,488,085	7,945,431

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,355,964	$21,181,544

See accompanying notes to consolidated financial statements.

World Waste Technologies, Inc. and Subsidiaries
(Formerly World Waste of America, Inc.)

(A Development Stage Company)

Unaudited Consolidated Statements of Operations

	Three Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2005

GROSS REVENUE:	$44,288	$—

Operating expenses:
Disposal of Rejects	(31,292)
Plant Operating Expenses	(1,075,427)
Plant Depreciation	(620,881)

Gross Margin	(1,683,312)	—

Research and Development	(60,000)	(60,000)
General and Administrative	(944,584)	(977,111)
Loss from Operations	(2,687,896)	(1,037,111)

Other Income and (Expense):
Interest Income (Expense)	218,303	23,528
Change in fair value of warrant liability	831,297	424,936
Net Loss before Provision for Income Tax	(1,638,296)	(588,647)

Income Taxes	—	—
Net Loss	(1,638,296)	(588,647)

Preferred Stock Dividend, amortization of Discount and Beneficial Conversion Feature	(3,230,435)	(421,422)

Net Loss Attributable to Common Shareholders	$(4,868,731)	$(1,010,069)

Basic and diluted Net Loss per share available to common shareholders	$(0.19)	$(0.04)

Weighted average number of shares outstanding used in calculation (see Note 1)	25,283,040	24,548,224

See accompanying notes to consolidated financial statements.

World Waste Technologies, Inc. and Subsidiaries
(Formerly World Waste of America, Inc.)

(A Development Stage Company)

Unaudited Consolidated Statements of Operations

	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005	June 18, 2002 (Inception) to Sept. 30, 2006*

GROSS REVENUE:	$58,615	$—	$58,615

Operating expenses:
Disposal of rejects	(45,539)		(45,539)
Plant operating expenses	(1,740,237)		(1,740,237)
Plant Depreciation	(1,216,227)		(1,216,227)

Gross Margin	(2,943,388)		(2,943,388)

Research and Development	(180,000)	(189,660)	(947,386)
General and Administrative	(2,950,701)	(2,546,401)	(9,553,992)

Loss from Operations	(6,074,089)	(2,736,061)	(13,444,766)

Other Income and (Expense):
Interest Income (Expense)	(56,312)	48,747	(134,120)
Financing Expense (see Note 2)	(7,442,426)		(7,442,426)
Change in fair value of warrant liability	575,501	814,984	1,284,913

Net Loss before Provision for Income Tax	(12,997,326)	(1,872,330)	(19,736,399)

Income Taxes	—	—	—
Net Loss	$(12,997,326)	$(1,872,330)	$(19,736,399)

Preferred Stock Dividend, amortization of Discount and Beneficial Conversion Feature	(5,278,696)	(781,339)	(6,155,072)

Net Loss Attributable to Common Shareholders	$(18,276,022)	$(2,653,668)	$(25,891,471)

Basic and diluted Net Loss per share available to common shareholders	$(0.73)	$(0.11)	$(1.54)

Weighted average number of shares outstanding used in calculation (see Note 1)	24,946,629	24,142,918	16,859,201

* Approximately $67,526 in Consulting and Travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

See accompanying notes to consolidated financial statements.

World Waste Technologies, Inc. and Subsidiaries
(Formerly World Waste of America, Inc.)

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

	Shares	Dollars	Additional Paid-in Capital		Common Stock Subscription	Accumulated Deficit *		Total
			$	$		$	$	$

Preformation Expenses							(67,526)		(67,526)

Formation - June 18, 2002	9,100,000	100		73,036					73,136

Net Loss - 2002							(359,363)		(359,363)
December 31, 2002	9,100,000	$100		$73,036			$(426,889)		$(353,753)

Additional Paid-in Capital				100					100

Common Stock Subscribed					125,000				125,000

Net Loss - 2003							(804,605)		(804,605)
December 31, 2003	9,100,000	$100		$73,136	$125,000		$(1,231,494)		$(1,033,258)

Merger with Waste Solutions, Inc.	7,100,000	63		2,137					2,200

Common Stock Subscriptions	125,000	1		124,999	(125,000)

Common Stock and warrants net of offering cost prior to VPTI merger	3,045,206	31		3,952,321					3,952,352

Shares cancelled	(500,000)	(5)		5

Warrants Issued, Restated				281,171					281,171

Merger with VPTI	1,200,817	21,062		(21,062)

Conversion of Promissory Notes	1,193,500	12		1,193,488					1,193,500

Accrued Interest on Notes Forgiven				135,327					135,327

Common Stock and warrants net of offering cost	1,460,667	1,461		2,865,462					2,866,923

Amortization of stock options and warrants, Restated				217,827					217,827

Net Loss - 2004							(2,496,188)		(2,496,188)
December 31, 2004	22,725,190	$22,725		$8,824,811	$0		$(3,727,682)		$5,119,854

Common Stock and warrants net of offering cost	1,961,040	1,961		3,072,116					3,074,077

Amortization of stock options and warrants				654,220					654,220

Dividend Redeemable (Preferred Stock)				106,645			(671,768)		(565,123)

Warrants Issued to placement agents on preferred stock				861,853					861,853

Senior Secured Debt Warrants to debt holders and placement agent, (See Note 5)				1,114,105					1,114,105

Beneficial conversion feature on Redeemable Preferred Stock				1,328,066					1,328,066

Amortization of Beneficial conversion feature and discount on Redeemable Preferred Stock							(562,704)		(562,704)

Net Loss - 2005							(3,078,917)		(3,078,917)
December 31, 2005	24,686,230	$24,686		$15,961,816	$0		$(8,041,071)		$7,945,431

Common Stock and warrants net of offering cost	42,725	42		8,166					8,208

Amortization of employee and consultant stock options and warrants				289,164					289,164

Dividend Redeemable (Preferred Stock)				87,215			(329,479)		(242,264)

Warrants Issued as financing expense to Series A Preferred holders (See Note 6)				1,647,250					1,647,250

Senior Secured Debt Warrants (See Note 5)				787,500					787,500

Amortization of Beneficial conversion feature, warrants, and offering costs on Redeemable Preferred Stock							(211,007)		(211,007)

Net Loss - Three Months Ended March, 31 2006							(2,780,497)		(2,780,497)
March 31, 2006 (Unaudited)	24,728,955	$24,728		$18,781,111	$0		$(11,362,054)		$7,443,785

Common Stock and warrants net of offering cost	134,275	135		1,285					1,420

Amortization of employee and consultant stock options and warrants				231,703					231,703

Dividend Redeemable (Preferred Stock)				240,860			(690,616)		(449,756)

Beneficial Conversion Feature on Redeemable Preferred Stock				18,207,102					18,207,102

Warrants issued to placement agents and investors on preferred stock				7,922,663					7,922,663

Reset of series A preferred stock conversion feature				3,065,931					3,065,931

UAH Stock for Purchase of Patent	167,000	167		697,666					697,833

Amortization of Beneficial Conversion Feature, warrants, and offering costs on Redeemable Preferred Stock							(817,159)		(817,159)

Net Loss - Three Months Ended June 30, 2006							(8,578,534)		(8,578,534)
June 30, 2006 (Unaudited)	25,030,230	$25,030		$49,148,321	0		$(21,448,363)		$27,724,988

Warrant excercises	186,812	187		184					371

Amortization of employee and Consultant stock options and warrants				231,703					231,703
Dividend Redeemable (Preferred Stock)				58,879			(880,774)		(821,895)
Conversion of Series B Preferred Stock				352,403					352,403
Amortization of Beneficial conversion Feature, warrants, and offering costs On Redeemable Preferred Stock							(2,349,661)		(2,349,661)
Registration Statement filing fees				(11,529)					(11,529)
Net Loss - Three Months Ended September 30, 2006							(1,638,296)		(1,638,296)
September 30, 2006 (Unaudited)	25,217,042	$25,217		$49,779,962	0		$(26,317,094)		$23,488,085

See accompanying notes to consolidated financial statements.

World Waste Technologies, Inc. and Subsidiaries
(Formerly World Waste of America, Inc.)

(A Development Stage Company)

Unaudited Consolidated Statements of Cash Flow

	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005	June 18, 2002 (Inception) to Sept. 30, 2006

Cash Flow from Operating Activities:

Net Loss	$(12,997,326)	$(1,872,330)	$(19,736,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation (Plant and General and administrative)	1,276,068	10,945	1,317,747
Interest Forgiveness			135,327
Warrant and Common Stock Issued for consulting		10,000	84,566
Amortization of employee and consultant stock options and warrants	752,570	442,041	1,624,616
Change in Fair Value of warrant liabilities	(575,501)	(814,984)	(1,284,913)
Financing expense	7,485,547		7,485,547
Amortization of debt offering costs	252,277		252,277

Changes in operating assets and liabilities:
Accounts Receivable	(11,279)		(11,279)
Prepaid Expenses	57,056	(50,080)	(124,856)
Accounts Payable	261,944	(573,305)	441,435
Accrued Salaries payable	(114,044)	(46,753)	103,640
Accrued Other Liabilities	(83,950)	(22,500)	92,189
Net Cash used in Operating Activities	(3,696,638)	(2,916,916)	(9,620,103)

Cash flows from investing activities:
Purchase Machinery & Equipment	(4,516,937)	(8,746,390)	(19,914,380)
Purchase of patent license	(20,000)		(370,000)
Deposits	68,320	9,439	(36,519)
Net Cash used in Investing Activities	(4,468,617)	(8,736,951)	(20,320,899)

Cash flows from financing activities:
Note Payable		(22,368)
Capital Lease	153,874
Redeemable Preferred Stock	22,526,135	9,349,329	32,006,188
Senior Secured Debt	2,000,000		6,265,000
Repayment of senior secured debt	(2,785,000)		(2,785,000)
Senior Secured Debt Offering Cost	(122,424)		(420,523)
Warrants, Common Stock and Additional Paid-in Capital	78,969	3,201,366	11,426,013
Net Cash provided by Financing Activities	21,851,554	12,528,327	46,491,678

Net Increase in Cash and cash equivalents	13,686,299	874,460	16,550,676
Beginning Cash and cash equivalents	2,864,377	1,128,502	—
Ending Cash and cash equivalents	$16,550,676	$2,002,962	$16,550,676
Non-Cash Investing and Financing Activities:
Interest (Paid) Received	$169,034	$(48,747)	$226,9042
Income Taxes Paid	—	—	—

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

* Accounts Payable of $182,227 at September 30, 2006 related to fixed asset acquisitions. The impact has been adjusted in the six month period ended June 30, 2006 statement of cash flow.

* Accounts Payable of $1,266,060 and other liabilities of $ 114,242 at December 31, 2005 related to asset acquisitions. The impact has been adjusted in the nine month period ended September 30, 2006 statement of cash flow.

* During the quarter ended March 31, 2006, non-cash interest expense of $340,343 was capitalized in fixed assets.

* During the quarter ended June 30, 2006, $3,480,000 of Senior Secured Debt was exchanged for Series B Preferred Stock.

* During the quarter ended June 30, 2006, the Company issued 167,000 shares of common stock for the purchase of a patent from the University of Alabama in Huntsville at a fair value on the date of issuance of approximately $698,000.

See accompanying notes to consolidated financial statements.

World Waste Technologies, Inc. and Subsidiaries(Formerly World Waste of America, Inc.)

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived no substantial revenues from its activities to date.

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company’s amended and restated consolidated financial statements for the year ended December 31, 2005 included in Amendment Number 2 to the Company’s Annual Report on Form 10-KSB/A, filed July 7, 2006. See Note 12.

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

Revenue Recognition

Revenue for receiving Municipal Solid Waste (MSW) is recognized when the MSW is delivered. Revenue for products sold, such as unbleached fiber, metals and aluminum, are recognized when the product is delivered to the customer.

Fixed Assets

Machinery and Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in the Anaheim plant, over the remaining life of the lease, whichever is shorter. Due to the fact that at the time the assets were placed into service the lease had 8 years and two months remaining, all assets and leasehold improvements at the Anaheim facility are being depreciated over a maximum of 8 years and two months.

The Company completed the construction of its initial plant in Anaheim, California early in the second quarter of 2006. The Company capitalized all costs directly associated with developing the plant, including interest, in accordance with FAS34, and labor, throughout the construction period. The Company placed into service and began depreciating the assets related to this facility in the second quarter of 2006.

The Company is investigating the purchase or lease of water treatment equipment for the initial facility. If it is decided to purchase the equipment, it may require approximately $3 million to $6 million of additional capital.

Intangibles

Intangible assets are recorded at cost. On May 1, 2006, pursuant to a Patent Assignment Agreement and a Patent Assignment, both dated as of May 1, 2006 (the “Patent Assignment Agreement and a Patent Assignment”), the Company completed the purchase of all right, title and interest in United States Patent No. 6,306,248 (the “Patent”) and related intellectual property, subject to existing licenses, from the University of Alabama in Huntsville for $100,000 and 167,000 shares of the Company’s unregistered common stock valued at approximately $698,000, based on the market price of the stock on the date issued, May 1, 2006.

We continue to exploit the technology covered by the Patent through a sublicense from the original licensee, Bio-Products, International, Inc. (BPI). By virtue of our acquisition of the Patent, we now own all rights, title and interest in the Patent, subject to BPI’s existing license, which in turn continues to sublicense the technology to us.

Prior to the purchase of the Patent, the Company’s only intangible asset was the sub-license from BPI for the patented technology and other related intellectual property.

The Company began amortizing its intangible assets during the second quarter of 2006 upon completion of its first facility, on a straight-line basis over the remaining life of the intellectual property. The Patent expires in 2017 and the license expires in 2022.

The Company’s policy regarding intangible assets is to review such intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the review indicates that intangible assets are not recoverable (i.e. the carrying amounts are more than the future projected undiscounted cash flows), their carrying amounts would be reduced to fair value. The Company carried no goodwill on its books at either September 30, 2006 or December 31, 2005. Further, during the quarter and nine-month period ended September 30, 2006 and the year ended December 31, 2005, the Company had no material impairment to its intangible asset.

Redeemable Convertible Preferred Stock

Preferred Stock which may be redeemable for cash at the determination of the holder is classified as mezzanine equity, and is shown net of discounts for offering costs, warrant values and beneficial conversion features.

Research and Development

Research and development costs are charged to operations when incurred.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, the Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

Reclassification

Certain amounts for the year ended December 31, 2005 and for the three and nine month periods ended September 30, 2005 have been reclassified to conform with the presentation of the September 30, 2006 amounts. These reclassifications had no effect on reported net loss.

Stock-Based Compensation

During the fourth quarter of 2004, the Company adopted SFAS No. 123 entitled, “Accounting for Stock Based Compensation.” Accordingly, the Company has expensed the compensation cost for the options and warrants issued based on the fair value at the warrant grant dates. During the quarter ended March 31, 2006, the Company adopted SFAS No. 123R. Because the Company had already been accounting for it stock-based compensation on an estimated fair value basis, the adoption of SFAS No. 123R did not have a material impact on the financial statements of the Company.

As of September 30, 2006, the Company had one share-based compensation plan, which is described below. The compensation cost that has been charged against income for the plan was $231,703 and $148,112 for the three month periods end September 30, 2006 and 2005, respectively, and $695,110, $266,401 and $1,195,306 for the nine month periods ended September 30, 2006 and 2005 and from inception to September 30, 2006, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. As of September 30, 2006, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

The Company’s 2004 Incentive Stock Option Plan (the Plan), which is shareholder-approved, provides for the issuance by the Company of a total of up to 2.0 million shares of common stock and options to acquire common stock to the Company’s employees, directors and consultants. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 2 to 4 years of continuous service and have 10-year contractual terms. The Company has made no share awards as of September 30, 2006. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock from August 24, 2004 through September 30, 2006. Although the Company uses historical data to estimate option exercise and employee terminations within the valuation model, because of its limited history the Company has assumed that all options will be exercised and that there will be no employee resignations or terminations. As and when employee resignations or terminations occur, the Company stops amortizing the expense associated with the options. The expected term of options granted was estimated to be the vesting period of the respective options, which the Company believes provides a reasonable estimation of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the LIBOR rate at the time of grant. There were no grants made from the Plan during the three and nine month periods ended September 30, 2006.

	Year ended 2005	Year ended 2004

Expected volatility	70%	70%
Expected dividends	0%	0%
Expected term (in years)	2 to 4	4
Risk-free rate	3.7% - 4.82%	3.6%

A summary of option activity under the Plan as of September 30, 2006, and changes during the quarter then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,587,000	$2.42	9.4
Granted
Exercised
Forfeited or expired	50,000	$2.70	9.3
Outstanding at September 30,
2006	1,537,000	$2.41	8.7	$191,080
Exercisable at September 30,
2006	723,041	$2.39	9.0	$108,062

The weighted-average grant-date fair value of options granted during 2005 and 2004, was $1.20 and $1.55, respectively. There were no options granted in the nine months ended September 30, 2006. There have been no options exercised since inception. When options are exercised, the Company will issue new shares to the recipient.

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	1,338,333	$1.79
Granted
Vested	(474,374)	$1.63
Forfeited	(50,000)	$2.76

Nonvested at September 30,
2006	813,959	$1.69

As of September 30, 2006, there was $736,194 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the nine months ended September 30, 2006 and the year ended December 31, 2005 was $30,975 and $280,993, respectively. There were no shares vested during 2004.

Non employment stock warrants outstanding:

		Weighted Average	Weighted Average Grant
	Number	Exercise Price	Date Fair Value

Outstanding at December 31, 2005	2,212,362	$1.83	$1.84
Exercisable at December 31, 2005	2,212,362	$1.83	$1.84
Granted during the period	5,437,520	$2.39	$2.57
Vested during the period	5,437,520	$2.39	$2.57
Exercised during the period	243,175	$0.40	$2.07
Cancelled	407,560	$4.00	$3.26
Outstanding at September 30, 2006	6,999,147	$2.19	$2.32
Exercisable at September 30, 2006	6,999,147	$2.19	$2.32

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 25,509,554, consisting of employee options of 1,537,000, non employment warrants of 6,999,147, Preferred Series A of 5,410,908 and Preferred Series B of 11,562,498, were not included in the calculation of diluted earnings per share at September 30, 2006 and common stock equivalents of 6,673,677 were not included in the calculation of diluted earnings per share at September 30, 2005.

New Accounting Pronouncements

SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. The FASB has issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. Statement 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe that this statement will have a material effect on the financial statements.

FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 Summary - On July 13, 2006, FASB Interpretation (FIN) No. 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As the Company provides for a 100% reserve against its deferred tax asset, management does not believe that this statement will have a material effect on the financial statements.

SFAS No 157, Fair Value Measurements - In September 2006, the FASB issued SFAS No 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No 157 will be effective for the Company beginning January 1, 2008. Management is currently in the process of assessing the provisions of SFAS No 157 and determining how this framework for measuring fair value will affect the current accounting policies and procedures and our financial statements. Management has not determined whether the adoption of SFAS No 157 will have a material impact on the Company’s consolidated financial statements.

SFAS No 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - In September 2006, the FASB issued SFAS No 158 which requires companies to recognize the overfunded or underfunded status of their defined benefit postretirement plans as an asset or liability and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. Because the Company does not have any post retirement obligations, management does not expect the adoption of SFAS No 158 to have a material impact on the Company’s consolidated financial statements.

Note 2. FINANCING EXPENSE

Financing expenses for the nine months ended September 30, 2006 were comprised of the following (there were no financing expenses during the three month period ended September 30, 2006):

Nine months ended
September 30, 2006

Fair value of warrants issued for consent to issue
Senior Secured Debt on February 6, 2006 (see Note 5)	$1,647,250
Early extinguishment of Senior Secured Debt -
unamortized warrant value and offering costs
(see Note 5)	1,593,758
Change in fair value of Series A Preferred due to
modification of conversion ratio and warrants upon
issuance of Series B Preferred in accordance with
anti-dilution provisions (see Note 6)
4,201,418
Total	$7,442,426

Note 3. LICENSE AGREEMENT

On June 21, 2002, the Company entered into a U.S. technology sub-license agreement with Bio-Products International, Inc. (BPI), an Alabama corporation with respect to certain intellectual property and patented methods and processes. This agreement was amended on June 21, 2004 and again on August 19, 2005. The technology was designed to provide for the processing and separation of material contained in Municipal Solid Waste (MSW). This unique process treats MSW with a combination of time, temperature and steam pressure. Temperatures of several hundred degrees cook the material, and the pressure and agitation causes a pulping action. This combination is designed to result in a large volume reduction, yielding high-density, cellulose biomass product that is ready for processing and/or market. The most recent patent includes the capturing of all Volatile Organic Compounds and was granted by the United States Patent and Trademark Office in October 2001.

Through April 30, 2006, the University of Alabama in Huntsville (“UAH”) owned the patent for this technology. On May 1, 2006, the Company acquired the patent from UAH for $100,000 and 167,000 shares of the Company’s unregistered common stock valued at its fair value on the date of issuance of approximately $698,000. As of September 30, 2006, the Company owed $80,000 of the $100,000. The patent reverts to UAH in the event of bankruptcy of the Company. This patent is licensed to BPI. The license to the patent in the United States was assigned to the Company. BPI is required to continue to make certain payments to the Company, as the patent owner, to maintain exclusivity to the patent for the technology. The Company does not expect royalty income from BPI to be material for the foreseeable future.

The Company continues to exploit the technology covered by the Patent through the sublicense from the original licensee, BPI. By virtue of our acquisition of the Patent, we now own all rights, title and interest in the Patent, subject to BPI’s existing license, which in turn continues to sublicense the technology to us.

The sub-license extends for a period of 20 years from the effective date of the agreement. The agreement is subject to automatic extension until the expiration date of the last patent issued to BPI.

For the sub-license, the Company agreed to pay a one-time fee of $350,000, payable in several installments. The Company recorded an intangible asset of $350,000 at December 31, 2003 and recorded a payable for the outstanding balance of $167,500 at December 31, 2003. The final installment of $167,500 was paid in August 2004, two years after the signing of the agreement. The license is being amortized over the remaining life of the license beginning when the Company’s plant first became operational.

During June 2004, the Company issued warrants to purchase 250,000 shares of its common stock at $1.50 per share to the owners of BPI in consideration for their assistance in obtaining certain modifications and amendments to the license agreement. The fair value of the warrants of $206,605 was estimated at the date of grant using the option valuation model. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of 4 years. The Company recorded the fair value of the warrants as an increase to the capitalized license.

In addition, the Company is obligated to pay a royalty for every ton of waste processed using the licensed technology as follows:

Rate	Tons processed per day
$0.50	1 - 2,000
$1.00	2,001 - 10,000
$1.50	10,001 and up

The Company is also obligated to pay a bonus to BPI of two and one half percent (2.5%) of the gross sales price in excess of ten dollars ($10.00) per ton for the cellulose biomass product produced from MSW, utilizing the technology.

As additional consideration and for their experience and know-how regarding the technology, the Company agreed to pay BPI a monthly payment for technical services of $10,000 per month from January 2003 to April 2004 and $20,000 per month until the first plant processes or is able to process waste equal to or in excess of the facility’s design capacity, and then $15,000 per month for five years thereafter. All amounts due have been paid through September 30, 2006.

Due to the proprietary nature of the vessel design utilized in the process, the Company granted BPI the exclusive right of vessel manufacture, and agreed to purchase all required process vessels exclusively from Bio-Products at a fixed purchase price of the quoted cost plus 15%.

Note 4. SIGNIFICANT CONTRACT

In June 2003, the Company signed a 10-year contract with Taormina Industries, LLC (TI), a wholly owned division of Republic Services, Inc., whereby TI has agreed to deliver residual waste to the Company for processing at its initial facility which is located on the campus of TI in Anaheim, CA and it was designed to be capable of processing approximately 500 tons per day. The second phase of the contract calls for the Company to build up to a 2,000 ton per day plant in the Orange County, California-area at a site mutually agreeable to both parties.

It is estimated that the second phase will cost the Company approximately $60 million, excluding land and building, and is projected to be completed in 2007 or 2008, if the Company is successful in raising the necessary funds in a timely manner. The agreement also grants TI a right of first refusal for an additional 10 counties throughout California where TI has operations. Under the terms of this contract, TI is obligated to pay a per ton tipping fee to the Company. The initial tipping fee is $30 per ton (payable monthly) of “Net Processed Waste” (defined as the total RMSW delivered to us less the total residual/non-processed waste removed by Taormina for handling and disposal by Taormina). The tipping fee is subject to increase or decrease based upon changes in certain county landfill disposal fees Taormina is required to pay. The Company's process is also expected to mechanically sort and collect standard recyclable materials such as scrap steel, cans, and aluminum. Under the terms of this first contract it is anticipated that these materials will be collected and sold to Taormina for resale to commodities buyers. The ultimate success of the Company is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance.

Effective July 26, 2004, the Company entered into a ten-year operating lease agreement, with TI for the site of the Company’s initial processing facility. This lease agreement was amended on March 17, 2005 and July 27, 2005. The lease requires monthly rent of $15,900, subject to annual cost-of-living adjustments. The Company paid the lessor $95,400 upon execution of the lease representing prepaid rent of $63,600 and a $31,800 security deposit.

Note 5. SENIOR SECURED DEBT

On November 1, 2005, the Company sold to accredited investors $4,015,000 aggregate principal amount of Senior Secured Notes and Warrants to purchase up to a total of 529,980 shares of Common Stock. In February 2006, all of the notes were exchanged for a new series of Senior Secured Debt as described below. No material terms of the notes changed other than the maturity date. The Notes were due and payable in full on the earlier to occur of (i) the closing of one or more equity financings generating gross proceeds in an aggregate amount of at least $9.0 million, or (ii) May 1, 2007. The Notes bore interest at an annual rate of 10.00% payable quarterly in arrears, on December 31, March 31, June 30 and September 30 of each year, beginning on December 31, 2005. The Notes were secured by a first-priority lien on substantially all of the Company’s assets, and ranked pari passu in right of payment with all existing and future senior indebtedness of the Company, and senior in right of payment to any subordinated indebtedness. If an event of default on the Notes had occurred, the principal amount of the Notes, plus accrued and unpaid interest, if any, could have been declared immediately due and payable, subject to certain conditions set forth in the Notes. These amounts were to automatically become due and payable in the case of certain types of bankruptcy or insolvency events of default involving the Company.

As described below, in May 2006 all of these Notes were either repaid or were exchanged for shares of the Company’s Series B Preferred Stock.

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $0.01 per share. In connection with the sale and issuance of these securities, the Company and the investors entered into a Registration Rights Agreement, dated November 1, 2005, and subsequently amended on February 10, 2006, pursuant to which the Company agreed to use best efforts to include the shares of Common Stock issuable upon exercise of the Warrants on a registration statement filed by the Company with the Securities and Exchange Commission. The fair value of the Warrants was $1,187,422 on the issuance date. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of one and a half years. In accordance with APB Opinion 14, the fair value of the warrant issued to the investors of $1,187,422 is shown as a discount to the face value of the Senior Secured Notes on the balance sheet at the relative fair value of $923,450 and is also being amortized over 18 months, the term of the notes.

Chadbourn Securities, Inc. served as the Company’s placement agent in connection with the offering in certain states in which Chadbourn is registered with the NASD as a broker/dealer (the “Chadbourn States”), and, for serving as such, received a cash fee from the Company of $307,340, and was issued warrants to acquire up to 134,600 shares of Common Stock at an exercise price of $2.50 per share and otherwise on the same terms as the Warrants sold to the investors. The Company also agreed to reimburse Chadbourn for its reasonable expenses incurred in connection with the offering. Chadbourn in turn has re-allowed a portion of these fees ($267,550 in cash and warrants to acquire up to 79,300 shares of Common Stock) to Northeast Securities, Inc., an NASD registered broker/dealer (“NES”), in connection with NES acting as a selling agent for the offering.

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

The fair value of all of the 160,600 placement Warrants was $193,594. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of four years.

The debt offering cost of $514,934, consisting of cash of $321,340 and warrant value of $193,594 was shown as a current asset and was being amortized over 18 months. Upon repayment, all unamortized placement fees and warrant value was expensed as Financing Transaction Expense (see Note 2).

The Company’s chief executive officer, works with Cagan McAfee Capital Partners, LLC (“CMCP”); Laird Cagan, a Managing Director of CMCP, acted as a registered representative of Chadbourn in connection with this offering.

On February 10, 2006, the Company issued and sold $2,250,000 aggregate principal amount of its 10% Senior Secured Notes and Warrants to purchase up to an aggregate of 297,000 shares of the Company’s Common Stock, to three accredited investors.

The Warrants are exercisable for a period of five years commencing as of their issuance date and have an exercise price of $0.01 per share. The fair value of the Warrants was $1,200,085 on the issuance date. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of one and a half years. The Notes were due and payable in full on the earlier to occur of (i) the closing of one or more equity financings generating gross proceeds in an aggregate amount of at least $9.0 million, or (ii) August 10, 2007. The Notes bore interest at an annual rate of 10.00% payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Notes were secured by a first-priority lien on substantially all of the Company’s assets, and ranked pari passu in right of payment with all existing and future senior indebtedness of the Company, and senior in right of payment to any subordinated indebtedness.

As described below, in May 2006 all of these Notes were either repaid or were exchanged for shares of the Company’s Series B Preferred Stock.

In connection with the issuance of the Notes, the Company entered into a Registration Rights Agreement on February 10, 2006, pursuant to which the Company agreed to use best efforts to include the shares of Common Stock issuable upon exercise of the Warrants on a registration statement filed by the Company with the Securities and Exchange Commission.

Chadbourn Securities, Inc. served as the Company’s placement agent in connection with the offering, and, for serving as such, received a cash fee from the Company of $27,500. The Company also agreed to reimburse Chadbourn for its reasonable expenses incurred in connection with the offering.

In addition to the fees referred to above, the Company paid $5,000 in cash to third party finders.

The debt offering costs of $122,424, consisting of placement agent fees, finders fees, and legal and administrative fees was shown as a current asset and was being amortized over 18 months. In accordance with APB Opinion 14, the fair value of the warrants issued to the investors was shown as a discount to the face value of the Notes on the balance sheet at its relative fair value of $787,500 and was also being amortized over 18 months, the term of the notes. Upon repayment, all unamortized placement fees and warrant value was expensed as Financing Transaction Expense (see Note 2).

In connection with the February 6, 2006 transaction, the holders of the Company’s 10% Senior Secured Notes issued November 1, 2005 described above exchanged their notes for debentures on a dollar-for-dollar basis. Therefore, at the conclusion of the transaction the Company had a total of $6,265,000 of Senior Secured Debt outstanding.

During the quarter ended March 31, 2006, the interest expense of $131,625 and the amortization of the offering costs of $78,266 and amortization of the warrants issued to the investors of $241,408 were capitalized as construction cost on the Anaheim facility. As the facility was considered completed at the beginning of the second quarter of 2006, interest expense and the amortization of the offering costs were expensed beginning in the second quarter of 2006.

On May 30, 2006, the Company completed the placement of Series B Cumulative Redeemable Convertible Participating Preferred Stock (Series B). Consistent with their contractual rights of participation, certain holders of the Senior Secured Debt elected to exchange their debt and accrued interest, or a portion thereof, into shares of Series B. The principal and accrued interest of the Senior Debt exchanged was $3,480,000 and $8,800, respectively. As required by the terms of the Notes, the balance of the Senior Debt of $2,785,000 and accrued interest thereon of $8,454 was repaid in full on May 30, 2006 with a portion of the proceeds of the sale of the Series B. As a consequence, all unamortized debt discount and offering costs were expensed (see Note 2).

As of September 30, 2006, no Senior Debt remained outstanding.

Note 6. REDEEMABLE PREFERRED STOCK

Series A

On April 28, 2005, the Company issued and sold 4,000,000 shares of its newly created 8% Series A Cumulative Redeemable Convertible Participating Preferred Stock (the “Series A”) and warrants (the “Warrants,” and, together with the Series A Preferred, the “Securities”) to purchase up to 400,000 shares of common stock of the Company. On May 9, 2005, the Company entered into a Securities Purchase Agreement whereby the Company issued and sold an additional 75,600 shares of Series A Preferred and Warrants to purchase up to 7,560 shares of common stock of the Company. The gross aggregate proceeds to the Company from the sale of the Securities was $10,189,000.

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

The Company was required to apply the proceeds of the sale of the Securities primarily to the construction and operation of the Company’s initial plant in Anaheim, California. The holders of the Series A currently have the right to elect a majority of the members of the Company’s Board of Directors. This right will terminate, however, upon the first to occur of the Operational Date (generally defined as if and when the Company’s initial plant in Anaheim, California first generates total operating cash flow of at least $672,000 for any consecutive three month period) or the date on which less than 50% of the shares of Series A remain outstanding.

Holders of Series A are entitled to receive cumulative dividends, payable quarterly in additional shares of Series A, at the rate of 8% per annum. This dividend rate was increased to 9% as of January 28, 2006 pursuant to the terms of the Series A as a result of the Company’s failure to comply with certain registration rights provisions.

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

Because the Series A is redeemable at the end of five years, at the option of the holder, it has been classified as "mezzanine equity" on the balance sheet.

Each share of Series A will automatically convert into shares of Common Stock at the stated conversion rate (i) in the event the Company consummates an underwritten public offering of its securities at a price per share not less than $5.00 and for a total gross offering amount of at least $10 million, (ii) in the event of a sale of the Company resulting in proceeds to the holders of Series A of a per share amount of at least $5.00, (iii) in the event that the closing market price of the Common Stock averages at least $7.50 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 75,000 shares over such period, (iv) upon the approval of a majority of the then-outstanding shares of Series A, or (v) unless the Company is otherwise obligated to redeem the shares as described above, on April 28, 2010.

Each holder has the right to convert its shares of Series A into shares of Common Stock at the stated conversion rate at any time.

The Warrants are exercisable for a period of five years commencing as of their issuance date, initially at an exercise price of $4.00 per share (which exercise price was subsequently revised as described below). The fair value of the Warrants was $1,328,066 on the issuance date. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of 5 years. The value of the Warrants was deducted from the face amount of the Series A Preferred and is being amortized as dividends. In accordance with EITF 00-19, the value of the Warrants has been recorded as a liability until such time as the Company meets the registration obligation of the underlying shares. In accordance with SFAS 133, the warrant liability is adjusted at the end of each reporting period to its fair value, and the adjustment is classified as other income (expense). The Company recognized $831,297 and $575,501 of other income for the three and nine month periods end September 30, 2006.

In accordance with EITF 98-5 and 00-27 it was determined that the Series A’s effective conversion price was issued at a discount to fair value. The value of this discount, called a beneficial conversion feature, was determined to be $1,328,066. The beneficial conversion feature was deducted from the carrying value of the Series A and is amortized over five years. The amortization amount is treated consistent with the treatment of preferred stock dividends.

In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a registration rights agreement granting the holders certain demand and piggyback registration rights with respect of the common stock issuable upon conversion of the Series A and exercise of the Warrants. The Company filed a registration statement with the SEC on August 4, 2005 to register these shares for resale. This registration statement was withdrawn on December 19, 2005. A new registration statement covering the resale of these shares has been filed. As of November 14, 2006, this registration statement had not yet been declared effective by the SEC. If the registration statement is not declared effective by November 21, 20067, the Company must pay 1 percent per month for a maximum of 6 months or 6 percent maximum.

In connection with this transaction, certain of the Company’s officers and significant shareholders (the “Locked Up Holders”), beneficially owning approximately 13 million shares of Common Stock, agreed that, subject to certain exceptions, they would not offer, sell, contract to sell, lend, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock with respect to which the holder has beneficial ownership until the earlier of 90 days following the conversion into Common Stock of at least 50% of the shares of Series A, or 90 days following the closing of a Qualified Public Offering (as defined in the registration rights agreement).

Chadbourn Securities, Inc. served as the Company’s placement agent in connection with the offering, and for serving as such, received a cash fee from the Company of $375,000, and was issued warrants to acquire up to 244,536 shares of Common Stock at an exercise price of $2.50 per share and otherwise on the same terms as the Warrants sold to the investors. Laird Cagan, a Managing Director of CMCP, acted as a registered representative of Chadbourn in connection with this offering. Our chief executive officer also works for CMCP.

The fair value of the placement warrants was $861,852. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of four years. The value of the warrants was deducted along with the cash placement fees paid, $321,200, from the face value of the Series A.

The accounting for the Series A is as follows:

Gross proceeds	$10,189,000
Less: beneficial conversion feature	(1,328,066)
Less: offering costs	(1,564,152)
Less: warrant value at issuance date	(1,328,066)
Subtotal	5,968,716
Cumulative amortization of the beneficial conversion
feature	376,284
Cumulative amortization of offering costs	443,172
Cumulative amortization of warrant costs	376,284
Cumulative in kind dividend	1,309,180
Balance at September 30, 2006	$8,473,636

The consent of the holders of the Series A was required in order to consummate the issuance of the Senior Secured Debt discussed in Note 5 above. On February 6, 2006, the holders of the Series A gave such consent pursuant to a letter agreement with the Company (the “Series A Agreement”). Pursuant to the Series A Agreement, among other things, (i) the Company agreed to call a shareholders meeting to approve an amendment of certain provisions of the certificate of determination governing the terms of the Series A (including the change to the conversion rate described above), and (ii) the holders of Series A agreed to waive certain of their veto rights and contractual rights, in order to facilitate the Company’s next round of financing. In consideration of the foregoing, the Company agreed to deliver to the holders of Series A warrants, (“Additional Warrants”)to purchase up to a total of 407,560 shares of the Company’s Common Stock at an exercise price of $0.01 per share. The Additional Warrants are exercisable for a period of five years commencing as of their issuance date. The fair value of the warrants, $1,647,250, was expensed during the quarter ended March 31, 2006 as financing expense. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of five years.

On April 12, 2006, in connection with obtaining the consent of the holders of the Series A to the issuance of shares of the Company’s Series B Preferred Stock described below, the Company agreed to increase the number of shares issuable upon exercise of the original Warrants from 407,560 shares to 1,018,900 shares (“New Warrants”), and to decrease the exercise price from $4.00 per share to $2.75 per share. The change in the estimated value calculated using the Black-Scholes option pricing model between the original Warrants and the New Warrants of $1,135,487 was charged to other expense during the second quarter of 2006. The value of the warrants was calculated with the following assumptions: average risk-free interest of 5.42%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of 3 years.

In addition, the conversion price of the Series A was decreased. Following the guidance of FAS 123R, par. 35 for modification to equity instruments, the incremental value of the modification, computed as the difference between the fair value of the conversion feature at the new conversion price and conversion feature at the old conversion price on the modification date was deducted from earnings available to common stockholders as an effective dividend to preferred shareholders, following the presentation guidance in EITF Topic D-42. The change in the estimated value of the conversion feature using the Black-Scholes option pricing model between the original conversion price to the new conversion price was $3,065,931. The values of the conversion features were calculated with the following assumptions: average risk-free interest of 4.97%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70% and a term of 3 years.

Series B

On May 25 and May 30, 2006, the Company issued and sold a total of 284,888 shares of its newly created 8% Series B Cumulative Redeemable Convertible Participating Preferred Stock (the “Series B”) and common stock purchase warrants. A portion of these securities were sold for $25,000,000 in cash and a portion were issued in exchange for the cancellation of $3,488,800 aggregate principal amount of Senior Debt (including accrued interest). Each share of Series B converts into 40 shares of common stock (subject to anti-dilution adjustments). The shares of Series B are convertible into a total of 11,395,520 shares of Common Stock and the warrants provide the holders with the right to purchase up to a total of 2,848,880 additional shares of common stock of the Company.

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

Because the Series B is redeemable at the end of five years, at the option of the holder, it has been classified as "mezzanine equity" on the balance sheet.

Each share of Series B will automatically convert into shares of Common Stock at the stated conversion rate (i) in the event the Company consummates an underwritten public offering of its securities at a price per share not less than $5.00 and for a total gross offering amount of at least $20 million, (ii) in the event of a sale of the Company resulting in proceeds to the holders of Series B Preferred of a per share amount of at least $200.00, (iii) in the event that the closing market price of the Common Stock averages at least $7.50 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 75,000 shares over such period, (iv) upon the approval of a majority of the then-outstanding shares of Series B, or (v) unless the Company is otherwise obligated to redeem the shares as described above, on April 28, 2010.

Each holder has the right to convert its shares of Series B into shares of Common Stock at the stated conversion rate at any time (subject to certain restrictions in the event such conversion would result in the holder being the beneficial holder of more than 4.99% of the Company’s outstanding shares of common stock).

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $2.75 per share. The fair value of the warrants was $7,225,630. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.42%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of 3 years. In accordance with APB Opinion 14, the fair value of the warrants issued to the investors is shown as a discount to the face value of the Series B at its relative fair value of $5,697,760. The warrant value was deducted from the carrying value of the Series B and is being amortized over 47 months. The amortization amount is treated consistent with the treatment of preferred stock dividends.

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

In connection with the issuance of the Series B and related warrants, the Company entered into registration rights agreements granting the holders of the Series B certain demand and piggyback registration rights with respect to the common stock issuable upon conversion of the Series B and exercise of the warrants. The Company filed a registration statement with the SEC to register these shares for resale. As of November 14, 2006 this registration statement had not been declared effective by the SEC. If the registration statement is not declared effective by November 21, 2006, the Company must pay 1 percent per month for a maximum of 6 months or 6 percent maximum. Per paragraph 16 of EITF 00-19, this was determined to be an economic settlement alternative. Therefore, the warrants have been classified as equity.

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

Chadbourn Securities, Inc. served as one of three of the Company’s placement agents in connection with the offering , and for serving as such, received a cash fee from the Company of $446,050, and was issued warrants to acquire up to 210,980 shares of Common Stock at an exercise price of $2.75 per share and otherwise on the same terms as the Warrants sold to the investors. These placement fees are included in the Fees discussed in the paragraph above. Laird Cagan, a Managing Director of CMCP, acted as a registered representative of Chadbourn in connection with this offering. Our chief executive officer also works for CMCP.

The fair value of the placement warrants was $2,224,903. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.42%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of 4 years. The value of the warrants was deducted along with the cash placement fees paid and expenses, $2,359,035, from the face value of the Series B, and is being amortized over 47 months. The amortization amount is treated consistent with the treatment of preferred stock dividends.

The accounting for the Series B is as follows:

Gross proceeds	$28,488,800
Less: beneficial conversion feature	(18,207,102)
Less: offering costs	(4,583,938)
Less: warrant value at issuance date	(5,697,760)
Subtotal	—
Cumulative amortization of the beneficial conversion
feature	1,754,188
Cumulative amortization of offering costs	441,646
Cumulative amortization of warrant costs	548,958
Cumulative in kind dividend	769,858
Converted to common stock	(352,412)
Balance at September 30, 2006	$3,162,238

Note 7. SHAREHOLDERS’ EQUITY

Prior to the merger with Waste Solutions, Inc (WSI), WSI received $750,000 for the issuance of a promissory note and obtained a commitment for an additional $250,000 from an investor. The investor also received a warrant for the purchase of 133,333 shares of common stock for $0.01 per share in connection with these additional funds. These warrants were exercised in March of 2004. After the merger, the promissory note was exchanged for 500,000 shares of common stock in World Waste Technologies, Inc. In April 2004, the Company received the additional $250,000 for the purchase of an additional 166,667 shares of common stock. The relative fair value allocated to the warrant was $170,844 using the Black-Scholes calculation. The value of the warrant was estimated using the Black Scholes option pricing model with the following assumptions: average risk free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of 4 years.

Prior to the merger of the Company with Voice Powered Technologies, Inc (VPTI), 500,000 shares of common stock were contributed to the Company by the founder of VPTI in connection with an agreement in which the founder sold approximately 1,000,000 other shares of common stock to accredited investors in a private sale.

During the second and third quarters ended June 30, 2004 and September 30, 2004 respectively, the Company obtained through a private placement an additional $3,093,910 from the sale of 2,311,872 shares of common stock, net of fees paid of $273,890 (2,245,206 of these shares were issued prior to the merger with VPTI on August 24, 2004). Under a Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to prepare and file a registration statement to register the resale of such shares within ninety days of completion of the Merger, August 23, 2004, and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable. As of November 1, 2006, the registration statement had not been declared effective.

During July 2004, the Company issued a warrant to a consultant for the purchase of 50,000 shares of common stock at an exercise price of $0.01 per share in consideration for investment banking, financial structuring and advisory services provided. The fair value of the warrant was $74,567. The value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 26.4%; and a term of 4 years. The fair value of the warrant was expensed during the year ended December 31, 2004. The warrant was exercised in full in September 2004.

Effective August 24, 2004, World Waste Technologies, Inc. was merged into VPTI. Prior to the merger with VPTI, the holders of the convertible promissory notes converted these notes into 1,193,500 shares of common stock of World Waste Technologies, Inc.

Subsequent to the merger with VPTI, during the third and fourth quarters of the year ended December 31, 2004, in connection with a private placement of securities, the Company sold 1,192,000 units; each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (298,000 shares) of common stock of the Company at an exercise price of $0.01 per share for 5 years. The fair value of the warrants was $742,222. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of 1 to 4 years. The consideration paid for the units was $2.50 per unit, for aggregate net proceeds to the Company of $1,879,770. As of December 31, 2004, 152,000 of these warrants had been exercised for net proceeds to the Company of $1,520. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of the shares and shares underlying the warrants. As of November 1, 2006, the registration statement had not been declared effective.

During the quarter ended June 30, 2005, in connection with private placements of unregistered securities, the Company raised gross proceeds of $3,387,000 by issuing 1,354,800 units (each unit comprised of one (1) share of common stock in the Company (1,354,800 shares of common stock) and warrants exercisable for 0.25 shares (338,700 warrants)) at a purchase price of $2.50 per unit. The warrants expire five years after the date of the sale of the shares and are exercisable at $0.01 per share, subject to adjustment. All of the warrants were exercised during the quarter ended March 31, 2005. The fair value of the warrants was $843,487. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of one year. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of shares and the shares underlying the warrants. As of November 1, the registration statement had not been declared effective.

 Note 8. CAPITAL LEASE OBLIGATION

Capital Lease obligation is comprised as follows:

	September 30, 2006	December 31, 2005

Capital Lease for Front End Loader, 34 monthly installments of $4,526	$153,874	$—

Less: Current portion	54,309	—
	$99,565	$—

Note 9. COMMITMENT AND CONTINGENCIES

The Company is obligated to pay BPI for technical services $20,000 per month until the first plant processes or is able to process waste equal to or in excess of the facility’s design capacity and then $15,000 per month for five years. The Company has operating lease obligations for plant and office space of approximately:

Less than 1 year	$253,576
more than 1 less than 3	$454,417
more than 3 less than 5	$402,300
after 5 years	$586,688

Note 10. RELATED PARTY TRANSACTIONS

In December 2003, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC (“CMCP”). The agreement provides for CMCP to provide advisory and consulting services and for NASD broker dealer, Chadbourn Securities Inc. (“Chadbourn”), to provide investment banking services to the Company.

The agreement calls for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. The total professional fees paid to CMCP for the year ended December 31, 2004 for advisory services was $200,000. In May 2005, the agreement was amended to provide for the payment to CMCP of a monthly advisory fee of $5,000 and the Company entered into a separate agreement with John Pimentel to pay him a monthly advisory fee of $15,000. In September 2005, John Pimentel was hired to serve as the Company’s Chief Executive Officer, at which time his advisory agreement was terminated. CMCP’s total monthly advisory fees for the year ended December 31, 2005 was $120,000. Prior to May 2005, John Pimentel was paid by CMCP to provide services to the Company. Subsequent to May 2005 and prior to his hiring as CEO, Mr. Pimentel was paid $60,000 for consulting services by the Company.

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

The values of the warrants, $369,245,were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of 4 years.

During 2005, the Placement Agent acted as the placement agent for us in connection with the private placement of 1,354,800 shares of our common stock and warrants to purchase 338,700 shares of our common stock, the private placement of 4,075,600 shares of our Series A Preferred Stock and warrants to purchase 407,560 shares of our common stock, and $4,015,000 aggregate principal amount of our senior secured promissory notes and warrants to purchase up to a total of 529,980 shares of Common Stock. In connection with those private placements, we paid the Placement Agent a commission of approximately $961,550. In addition, we paid the Placement Agent a non-accountable expense allowance of $267,740 and issued the Placement Agent, or its affiliates, warrants to purchase 548,486 of our common shares, at exercise price of $2.50. The values of the warrants, $756,247, were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate 3.6% to 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of 4 years.

During the quarter ended March 31, 2006, the Placement Agent acted as the placement agent for the Company in connection with the private placement of the Company’s senior secured promissory notes and warrants to purchase up to a total of 297,000 shares of Common Stock. In connection with this private placement, the Company paid the Placement Agent a commission of $27,500.

Chadbourn served as one of three of the Company’s placement agents in connection with the offering of the Company’s Series B Preferred Stock, and for serving as such, received a cash fee from the Company of $446,050, and was issued warrants to acquire up to 210,980 shares of Common Stock at an exercise price of $2.75 per share and otherwise on the same terms as the Warrants sold to the investors.

Note 11. SUBSEQUENT EVENTS

Effective November 1, 2006, Dr. Jim Ferris, who is currently a Director of the Company, agreed to assume additional responsibilities and join the Company as President and Chief Operating Officer. In this role he will be responsible for overseeing the day-to-day operation of the Company, including the initial plant.

Item 2. — Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion, as well as information contained elsewhere in this report, contain "forward-looking statements." These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, and general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth under "Risk Factors" in our registration statement, as amended, as filed with the Securities and Exchange Commission.

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

In March 2004, Old WWT entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into a wholly owned subsidiary of VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger of Old WWT with VPTI's wholly owned subsidiary was completed on August 24, 2004. Pursuant to the merger, Old WWT's shareholders become the holders of approximately 95% of the outstanding shares of VPTI. Upon completion of this merger, VPTI changed its name to World Waste Technologies, Inc. VPTI was incorporated on June 21, 1985 and provided voice recognition and voice activated products. We currently do not plan to conduct any business other than operations heretofore conducted or contemplated to be conducted by WWT. Because the shareholders of Old WWT became the controlling shareholders of VPTI after the merger, Old WWT was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Additionally, the prior operating results of VPTI are not indicative of our future operations, and none of the assets or liabilities on our balance sheet as of December 31, 2005 relate to VPTI prior to the merger.

Since the formation of WWA in 2002, our efforts have been principally devoted to research and development activities, construction of our initial facility, raising capital, and recruiting additional personnel and advisors. To date, we have not marketed or sold any significant amount of product and have not generated any significant revenues.

Plan of Operations

We have constructed our first facility to process residual municipal solid waste ("RMSW") delivered to us after processing through a materials recovery facility (MRF). We have a sub-license for a patented technology capable of separating MSW into cellulose biomass and other commodities. This process, known as "pressurized steam classification," uses a pressurized, rotating autoclave to treat MSW and convert it into separable streams of metals, plastics, and cellulose biomass. The process is designed to minimize detrimental discharges to the air and water. The main product of this “front end” of our facility is a cellulose biomass material with significant cellulose fiber content. The “back end” of our facility processes the cellulose biomass which after thorough screening and cleaning may be sold as wetlap for the production of corrugated medium, linerboard and other packaging grade materials or other industrial uses. In addition to recovering cellulose, the front end of the process creates a saleable stream of standard recycled materials of aluminum, tin, steel and plastics. Although we have not reached a conclusion on the economic feasibility at a commercial stage, we may in the future be able to produce other paper products and additional products such as ethanol, refuse derived fuel, syngas, cellulose insulation and other energy products and we may be able to sell additional residual materials into other markets.

In December 2005, we began testing the "pressurized steam classification" process at our first facility. Through November 14, 2006, we had run the plant on a test basis and had shipped small quantities of wetlap to our prospective buyers for testing. Initial customer feedback indicates a desire to utilize our product in larger quantities. We are concurrently conducting a controlled startup, including a rigorous review of the equipment in our process, our design strategy for the plant, our incoming materials composition and other key operating factors which will be critical to determining the optimum level of operations at the Anaheim plant. We currently intend to run the plant while pursuing the following goals: (a) continue to demonstrate our proven ability to process RMSW into usable paper fiber and other recycled materials, (b) minimize costs and maximize profitability, (c) engage in research and development efforts regarding the conversion of cellulose biomass into products such as ethanol, refuse derived fuel, syngas, or other products, and (d) utilize the plant to provide insights for the improved operation and profitability of future plants. In this ramp-up and review process we may supplement, change or realign existing equipment, bring in outside advisors to assist in our planning, and we may work with our MSW supplier to change the composition, quantity and terms for delivery of our feedstock. In November, Dr. Jim Ferris, who is currently a Director of the Company, agreed to assume additional responsibilities and join the Company as President and Chief Operating Officer. In this role he will be responsible for overseeing the day-to-day operation of the Company, including the initial plant.

Laboratory testing has indicated that higher than anticipated levels of biological oxygen demand (BOD) will be present in our wastewater discharge from the back end. We believe technology to address and remove these BOD levels is available to us and that equipment incorporating such technology can be installed at this first facility. We are currently performing economic analysis, and depending on the level of operations and water discharge at the plant, we believe it may be economically advantageous to us to purchase and install this additional equipment which may increase our capital requirements.

Our current plan of operation for the remainder of the year ending December 31, 2006 and the first half of 2007 primarily involves commissioning, ramping up and operating our first facility and making improvements to the equipment and process. We currently do not expect to reach a full stage of operations until sometime in 2007, if ever. We currently anticipate hiring an additional 40 to 50 employees during the next twelve months, assuming we continue to ramp up production. The amounts we expend on research and development and related activities during the remainder of 2006 may vary significantly depending on numerous factors, including pace and success of the ramp up of processing of our first facility, the possible acquisition of additional equipment and our investigation into producing other products. Based on our current estimates, we believe that our current cash will sustain operations until at least December 2008, based on our current expected burn rate, exclusive of significant capital expenditures. Upon the successful consistent production of wetlap at our first facility, we anticipate that we will begin the planning process of our second facility, including site location, permitting, design, engineering and the ordering of equipment. Our ability to commence construction of a second facility will be contingent upon our ability to raise additional capital.

Also in the remainder of 2006 and into 2007 we plan to be in discussion with potential partners for the purpose of developing additional products and markets in our core business of extracting paper fiber and other recyclables from MSW. We also plan to continue pursuing various partnerships, joint ventures and acquisitions designed to enable our entry into new and potentially higher value products that are based on our ability to produce and refine cellulose biomass. We had and we continue to have such discussions with operating companies, exporters, technology providers, foreign companies and others who have operating businesses or some level of expertise in the following areas: converting cellulose biomass to ethanol, specialty chemicals and other energy sources; making building products and building product additives; recycling plastic and metal into reusable forms; utilizing our pulp residuals for composting materials and other beneficial uses. However, at this time we cannot assure you that any of these discussions will lead to formal business partnerships, acquisitions or new ventures.

You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this report.

Financial information for the year ended December 31, 2005 and for the periods ended September 30, 2005 and 2006 is the historical financial information of Old WWT and VPTI combined.

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

We expect that the resale price our products, including wetlap pulp, aluminum, steel, plastic, glass and tin will be tied to commodity markets. The resale and market demand for these materials can be volatile, which can significantly impact our results of operations. Due in part to increasing demands for packaging material from China and India, the demand is expected to increase in the future. High prices for hydrocarbon-based fuels have lead to increasing market interest in renewable fuel sources such as ethanol. Investment into corn-based ethanol production facilities is increasing in the U.S. Research and development investment spending is also increasing for technologies and processes which can convert cellulose biomass into ethanol and other fuels. We believe this may be a promising area for potential investment by our company.

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

Our significant accounting policies are summarized in Note 1 to our unaudited financial statements included in this report dated September 30, 2006. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's amended and restated consolidated financial statements for the year ended December 31, 2005 included in Amendment Number Two to the Company's Annual Report on Form 10-KSB filed with the SEC on July 7, 2006. See Note 12 to our unaudited financial statements included in this report.

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

The Company completed the construction of its initial plant in Anaheim, California early in the second quarter of 2006. The Company capitalized all costs directly associated with developing the plant, including interest and labor, throughout the construction period. The Company placed into service and began depreciating the assets related to this facility in the second quarter of 2006.

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

Results of Operations

Comparison of three and nine month periods ended September 30, 2006 and 2005

We completed construction of our first facility in the second quarter of 2006. During the second and third quarters of 2006 we have been commissioning the equipment and performing plant start-up procedures.

Revenues

Prior to the second quarter of 2006, we did not generate any revenue. During the three and nine months ended September 30, 2006 we recorded revenue of approximately $44,000 and $59,000, respectively, from the sale of unbleached fiber, metals and aluminum separated from the processed MSW during the start-up phase. We did not generate any operating revenues in the three and nine month periods ended September 30, 2005.

Expenses

Prior to the second quarter of 2006, we had no operations and consequently no cost of plant operating expense. Operating expense during the three and nine month periods ended September 30, 2006 consisted of disposal of rejects of $31,000 and $46,000, plant operating expenses of $1,075,000 and $1,740,000 and depreciation of $621,000 and $1,216,000, respectively, which were related to costs incurred during the start up phase of our first facility in Anaheim California and are not indicative of the plant operating expense that we expect to incur going forward.

General and administrative expenses of $945,000 for the three month period ended September 30, 2006 decreased by approximately $33,000 compared to the same three month period of 2005 due to the fact that certain costs, including certain personnel costs, become operating expenses after the start up of the plant. General and administrative expenses of $2,951,000 for the nine month period ended September 30, 2006 increased by approximately $404,000 compared to the same nine month period of 2005 primarily due to increases in employee option expense due to grants made to employees and directors in the fourth quarter of 2005 and legal and accounting fees related to additional SEC filings.

Interest income for the three month period ended September 30, 2006 of $218,000 was due to the cash from the issuance of the Series B Preferred Stock in May of 2006. Interest expense of $56,000 for the nine month period ended September 30, 2006 related to interest on the Senior Secured Debt, which was issued in November of 2005 and February of 2006 and extinguished in May 2006, partially offset by interest income of $218,000 from June through September 2006 from the cash from the issuance of the Series B Preferred Stock in May of 2006.

Financing expense for the nine month period ended September 30, 2006 was comprised of: a) $1,647,250 attributable to the value of warrants issued to the holders of the Series A Preferred Stock for their consent to issue additional Senior Secured Debt and agreement to waive certain of their veto rights and contractual rights to facilitate the Company's next round of financing which occurred in the first quarter of 2006; b)the unamortized warrant value and offering costs of $1,593,758 related to the Senior Secured Debt expensed upon the early extinguishment of the Debt which occurred in the second quarter of 2006; and c) the change in the fair value of $4,201,418 of the conversion feature of the Series A Preferred due to the modification of its conversion price as a result of the application of an anti-dilution adjustment and the change in fair value of the Series A Warrants which occurred in the second quarter of 2006. There was no financing expense in the three month period ended September 30, 2006.

Change in fair value of warrant liability of $831,297 and $576,000 for the three and nine month periods ended September 30, 2006, respectively, relates to the fair value of warrants to purchase common stock issued with registration rights as part of our Series A Preferred Stock offering in 2005. In accordance with SFAS 133 and EITF 00-19, the fair value of the warrants is required to be recorded as a liability until the Company satisfies specified registration requirements.

Liquidity and Capital Resources

At September 30, 2006, we had cash on hand of approximately $16.5 million, which is an increase from December 31, 2005 of $13.7 million. During the quarter ended June 30, 2006, we raised approximately $22.0 million from the issuance of Series B Preferred Stock, net of offering costs of approximately $1.3 million and the repayment of Senior Secure Debt of approximately $2.8 million. We used cash during the nine months ended September 30, 2006 primarily for start-up costs at the Anaheim facility of approximately $1.8 million and general operating expenses of approximately $2.0 million and for the purchase of fixed assets related to the completion of our first plant of approximately $4.5 million. We estimate that our cash will sustain operations through approximately December 2008, based on our current expected burn rate, exclusive of any significant costs to make substantial changes to our initial facility or construct additional facilities, if we choose to do so.

Contractual Commitments

As of September 30, 2006, the scheduled maturities of our long-term contractual obligations were as follows:

	Payments Due by Period
	Less than 1 year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases (for plant and office)	$253,267	$454,417	$402,300	$586,688	$1,696,672
Capital leases (plant equipment)	54,309	99,565			153,874
Other long-term liabilities reflected on the balance sheet (warrant liabilities)			1,178,640		1,178,640
Total	$307,576	$553,982	$1,580,940	$586,688	$3,029,186

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

New Accounting Pronouncements

SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 The FASB has issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe that this statement will have a material effect on the financial statements.

FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 Summary - On July 13, 2006, FASB Interpretation (FIN) No. 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As the Company provides for a 100% reserve against its deferred tax asset, we do not believe that this statement will have a material effect on the financial statements.

SFAS No 157, Fair Value Measurements - In September 2006, the FASB issued SFAS No 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No 157 will be effective for the Company beginning January 1, 2008. We are currently in the process of assessing the provisions of SFAS No 157 and determining how this framework for measuring fair value will affect our current accounting policies and procedures and our financial statements. We have not determined whether the adoption of SFAS No 157 will have a material impact on our consolidated financial statements.

SFAS No 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - In September 2006, the FASB issued SFAS No 158 which requires companies to recognize the overfunded or underfunded status of their defined benefit postretirement plans as an asset or liability and to recognized changes in the funded status in the year in which the changes occur through comprehensive income. Because the Company does not have any post retirement obligations, we do not expect the adoption of SFAS No 158 to have a material impact on our consolidated financial statements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2006, we had cash and cash equivalents and short term investments of $16.5 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of out portfolio. We actively monitor changes in interest rates.

We did not have any financial instruments sensitive to changes in interest rates at December 31, 2005 or at September 30, 2006. We currently do not conduct any business outside of the Unites Sates and therefore are not subject to risks from changes in foreign currency exchange rates.

If and when we begin to generate substantive revenues form our operations, we anticipate that we will be exposed to price changes in the commodity goods we sell in the ordinary course of our business, which changes could have a significant impact on our results of operations. We may in the future use financial instruments to manage our exposure to changes in commodity prices.

Item 4. — Controls and Procedures

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

There was no change in the Company's internal control over financial reporting during the quarter that ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II— OTHER INFORMATION

Item 6. — Exhibits

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

WORLD WASTE TECHNOLOGIES, INC. (Registrant)

Date: November 14, 2006	By:	/s/ David Rane
David Rane
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act