Form 10-K
period 2006-12-31
WORLD WASTE TECHNOLOGIES INC
filed 2007-04-02
CIK 890447

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM              TO
                                      -----------     -----------

                         Commission File Number 1-11476

                            -------------------------

                         WORLD WASTE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                95-3977501
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

13500 EVENING CREEK DRIVE, SAN DIEGO, CA                   92128
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (858) 391-3400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

                              --------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [ ]   Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2006) was approximately $61,905,312. As of March 27, 2007, there were 26,257,122 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

CAUTIONARY STATEMENT...........................................................1


GLOSSARY OF SELECTED TERMS.....................................................2


PART I 2

       ITEM 1.   BUSINESS......................................................3
       ITEM 1A.  RISK FACTORS.................................................11
       ITEM 1B.  UNRESOLVED STAFF COMMENTS....................................22
       ITEM 2.   PROPERTIES...................................................22
       ITEM 3.   LEGAL PROCEEDINGS............................................22
       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........22

PART II.......................................................................23

       ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                 STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                 SECURITIES...................................................23
       ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.........................24
       ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS................25
       ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...34
       ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....34
       ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..........................64
       ITEM 9A.  CONTROLS AND PROCEDURES......................................64
       ITEM 9B.  OTHER INFORMATION............................................65

PART III......................................................................66

       ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.......66
       ITEM 11.  EXECUTIVE COMPENSATION.......................................66
       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................66
       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                 DIRECTOR INDEPENDENCE........................................66
       ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................66

PART IV.......................................................................67

       ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...................67

SIGNATURES....................................................................72

                              CAUTIONARY STATEMENT

         This report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. Certain of the statements contained in all parts of this report including, but not limited to, those relating to our development plans, the effect of changes in strategy and business discipline, the need for a significant waste supply, fluctuations of the market prices of recyclable materials, environmental regulations and litigation, permitting and construction of our processing facilities, the high concentration of our potential sources of revenue, our ability to protect our intellectual property, the development and viability of our technology and recycling process and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking.

         These forward-looking statements reflect our current view of future events and financial performance. When used in this report, the words "budgeted," "anticipate," "estimate," "expect," "may," "project," "believe," "intend," "plan," "potential" and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, the numerous risks and substantial and uncertain costs associated with the need for a significant waste supply, fluctuations of the market prices of recyclable materials, environmental regulations and litigation, permitting, construction of our processing facilities, the high concentration of our sources of revenue, our ability to protect our intellectual property, the development and viability of our technology and recycling process, and other factors detailed in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

                           GLOSSARY OF SELECTED TERMS

The following abbreviations and definitions are terms commonly used in the waste industry and throughout this report:

BIOLOGICAL OXYGEN DEMAND (BOD) - A measure of how much oxygen would be depleted from a receiving water (e.g., a lake or stream) if a specific quantity of effluent was released into it. BOD is usually expressed as milligrams per liter.

CELLULOSE BIOMASS - Generally any plant material such as straws, grasses, reeds, and both deciduous and conifer wood species.

CORRUGATING MEDIUM - Unbleached cellulose formed into a sheet with particular properties allowing the sheet to be fluted for use as the inner ply of cardboard container stock.

MATERIAL RECOVERY FACILITY (MRF) - A FACILITY WHERE SOLID WASTES OR RECYCLABLE MATERIALS ARE SORTED OR SEPARATED FOR THE PURPOSES OF RECYCLING OR COMPOSTING.

PRESSURIZED STEAM CLASSIFICATION - A specific combination of temperature, steam, pressure and agitation applied for a specified time period.

RESIDUAL MUNICIPAL SOLID WASTE (RMSW OR RESIDUAL WASTE) - Material remaining in MSW after recovery of recyclable materials in an MRF.

TIPPING FEE - The amount charged by a facility, usually a landfill or an MRF receiving MSW. The fee is usually quoted on a per-ton basis or a per-yard basis.

UNBLEACHED FIBER - Cellulose fiber of wood origin that contains some coloration from residual lignin and hemi-cellulose that could be removed by bleaching the fiber.

VOLATILE ORGANIC COMPOUND - Generally, a low molecular weight organic liquid such as gasoline, kerosene, and various alcohols, etc., that vaporize at a relatively low temperature.

WETLAP PULP - Cellulose fiber of wood origin that is formed as a sheet with generally 50 +/- 5% solids.

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

We are a development stage company formed to develop technologies designed to profitably transform municipal solid waste (MSW) into usable commodities and products such as ethanol, electricity and paper pulp, and to design, build, own and operate facilities that utilize such technologies. We recently completed construction of our first facility in Anaheim, California, located on the campus of the regional transfer facility and Material Recovery Facility (MRF) of Taormina Industries, a wholly owned subsidiary of Republic Services, Inc.

Our Anaheim facility has been in a limited startup phase and has successfully transformed MSW to produce small test quantities of paper pulp, which we have sold to paper manufacturer. We are now utilizing the facility to continue improving our pulp technology and for research and development on additional technologies to create renewable energy products such as ethanol and electricity.

Although our Anaheim facility has successfully transformed MSW to produce paper pulp, we recently determined, based on a number of factors (including the prohibitive cost of making necessary capital improvements), that our initial facility could not under existing circumstances operate profitably on a commercial scale. Accordingly, we have reduced our work force and are running the plant on an intermittent basis so as to avoid the necessity of making certain capital expenditures. Our revised strategy is to utilize the facility solely to continue improving our pulp technology and to conduct research and development activities as we strive to develop additional technologies designed to transform MSW into renewable energy products such as ethanol and co-generated renewable electricity. Because these additional capital investments would be necessary in order to potentially recover the carrying amount of the plant assets through projected future cash flows from operations, we recorded a non-cash asset impairment charge of approximately $9.7 million at December 31, 2006, reflecting the carrying value of a portion of our plant assets. Please see note 3 to our consolidated financial statements for a more detailed description of this impairment charge.

We anticipate that our technologies generally will position us to generate three distinct revenue streams: (a) "tipping" fees charged to the entities that supply us with MSW, (b) recycling revenue from the sale of commodity recyclables (such as aluminum, tin, steel, and plastics) that our process recovers and which otherwise would be interned in landfills, and (c) revenue from the sale of our end product, anticipated to be either ethanol, electricity, or paper pulp, depending on which technology is employed, which in turn will depend upon a number of factors including local market demand. We believe that the fact that we are able to receive fees from the entities that provide us with "feedstock" (i.e. waste) is an important and beneficial characteristic of our process and our design, build, own and operate business model.

According to information currently posted on the National Solid Waste Management Association's website (the most recent publicly available information on this topic that we are aware of), the MSW industry in the United States, the primary market that we plan to serve, accounts for approximately $43 billion in spending. We believe that our existing and future technologies will potentially offer benefits to a number of different constituencies, including solid waste companies (by reducing transportation costs and increasing diversion of waste from landfills), communities and regulators (by increasing recycling rates, lengthening landfill life, gaining a renewable energy source, and reducing traffic), utilities and ethanol distributors (by increasing renewable content in energy production and diversifying ethanol supply away from corn-based production), and environmentally conscious consumers (by decreasing reliance on hydrocarbon-based power, reducing greenhouse gases from landfill methane and truck traffic, and creating ethanol from non-grain sources). We believe that our process will compliment the existing investment made by communities to create and expand curbside recycling programs by targeting the MSW that is still going to the landfill (the "residual MSW", or "RMSW"). RMSW may have already been processed by an MRF, and often contains material that has historically been the most difficult portion of MSW to recycle.

OUR ANAHEIM FACILITY

At our Anaheim facility, we use a rotating pressure vessel to combine steam, heat, pressure and agitation to change the waste's physical composition. The process converts paper, cardboard, and paper packaging found in RMSW into a cellulose biomass fiber-containing material. The cellulose biomass can be screened and cleaned using conventional and non-conventional pulp recycling equipment, and the resulting unbleached fiber, known as "wetlap" pulp, can be used as a raw material for making new lower grade paper stocks such as linerboard, corrugating medium, and packaging.

We have entered into a long-term contract with Taormina to supply us with RMSW. We began processing RMSW at our Anaheim facility on a limited start-up basis during the second quarter of 2006, and since then have processed over 2,500 tons of RMSW through the facility and the resulting cellulose biomass has been refined into over 400 tons of wetlap pulp. This wetlap product has been supplied to several cardboard and paper manufacturers with operations in Southern California. We have also sold a limited amount of the other inorganic, recyclable materials captured by our process including aluminum, steel, tin and plastics, into various commodity markets.

Although our customers have provided positive feedback on the pulp quality and specifications and have requested continued shipments, we recently became aware of several issues with our process, including its creation of an unexpectedly high level of biological oxygen demand (BOD) from organic wastes in the wastewater from the pulp screening and cleaning process, and design issues related to the steam classification vessels. These issues would require a significant level of reengineering and repairs to put us in a position to potentially conduct sustained and profitable operations on a commercial level at our current facility.

Due to, among other factors, the significant costs of additional capital improvements required at our Anaheim plant that would be necessary in order to address the BOD issue, we recently decided not to make these improvements for the pulp process or to actively pursue the creation or sale of wetlap pulp generated at this plant. Rather, we plan to expend our resources on analyzing the data gathered through the plant's limited operation and refining those lessons learned from the design, construction, commissioning and operation of the plant. We will focus our cash spending on the development of additional larger scale facilities and on the development of our renewable energy platform which we believe holds the potential for better returns than investing additional capital in a small scale facility. Accordingly, we recently reduced our workforce and began to run the plant on an intermittent basis for process improvement trials, technology demonstration, product development and other research and development initiatives, including as relates to the production of ethanol and electricity. We expect to continue to use the steam classification assets at the Anaheim facility in a research mode in an effort to develop ethanol, electricity and pulp opportunities until such time, if ever, as we can develop or acquire the technology to enable us to operate the plant profitably.

Based on our research and development, including our accumulated experience from operating the Anaheim plant, we believe the necessary characteristics for the successful development of additional wetlap-based MSW conversion facilities include: a relatively high volume of MSW, larger physical plant enabling a larger scale operation, a desire by the community to increase recycling rates to minimize the amount of this waste disposed of in landfills, feedstock composition which includes a higher amount of paper products, a fully scoped on-site water treatment facility, and higher landfill tipping fees than we currently receive in Anaheim, California. We plan to continue to conduct business development discussions with various paper and solid waste companies and government agencies to determine where the proper combination of operating characteristics can be achieved to pursue a larger scale wetlap production facility in future locations.

ETHANOL AND ELECTRICITY OPPORTUNITIES

We recently began pursuing the development of various energy products which can be produced from MSW. One process which we believe has potential for successful commercialization involves using gasification technologies to produce a synthetic gas (or "syngas") from wetlap or intermediate products in our process. This syngas can be used to produce energy to drive a turbine or passed through a catalyst environment to produce fuel grade alcohols, primarily ethanol. We believe this same basic process can also be used to produce hydrogen for industrial applications and fuel cells. In this area we recently filed a provisional patent covering a process and certain conditions, which we believe may maximize the yield of these alcohols. A by-product of the catalyst process is a residual producer gas that can be used for the beneficial co-generation of renewable electricity. The syngas can be used to fire either a boiler driving a steam turbine, or a gas-fired turbine, and thereby produce energy to reduce our utility costs.

Also in the ethanol area, in addition to the above process for producing fuel alcohols through gasification, we are investigating alternative pathways for transforming our cellulose biomass product into ethanol using various acid and enzymatic hydrolysis processes. We have produced small quantities of ethanol through an intermediate acid hydrolysis process in the early trials and are currently performing additional testing and engineering studies to determine the economic feasibility of a commercial size plant based on the insights from our research.

We recently established a Technical Advisory Board to assist us in advancing our business of creating usable commodity products from MSW, particularly as it pertains to developing our ethanol and electricity technologies.

STRATEGY

Our goal is to profitably transform residual MSW into usable commodity products, such as ethanol, electricity, and paper pulp and to build, own and operate facilities to accomplish this goal. Our strategies to achieve our goal include the following:

PRELIMINARY COMMERCIALIZATION AND FURTHER RESEARCH AND DEVELOPMENT. Technical feasibility and process characterization of our RMSW to pulp process has been achieved at our facility in Anaheim. We are now utilizing the facility to collect further detailed operating data in anticipation of developing a potential full-scale plant. We are also using the facility to perform research and development on alternative energy technologies for processing RMSW, such as gasification for the production of electricity and ethanol, and acid hydrolysis for the production of ethanol. We are investigating the installation of a small-scale gasification unit in Anaheim or elsewhere, with the intention of collecting detailed operating data on ethanol and electricity production. In addition we anticipate constructing a small-scale hydrolysis facility to generate ethanol from MSW. We anticipate that this phase of our strategy will continue through at least the remainder of 2007.

FULL SCALE FACILITY AND COMMERCIALIZATION. We are in the early stages of identifying potential sites for our next facility, which we anticipate will be a full-scale facility. We are identifying high priority sites and targeting locations with advantageous MSW tip fees and volume.

REPLICATION AND ROLLOUT. We anticipate that our technologies will be configured to meet the needs of the local market, and we will seek to develop additional facilities, implementing the most profitable end product platforms on a site by site basis. We will seek to develop facilities in the most favorable locations within the United States, and we anticipate exploring licensing opportunities to accelerate the rollout. We plan to leverage experienced engineering and construction partners for the most effective utilization of our resources.

In addition, as part of the implementation of our strategy, we may investigate potential acquisitions. In general, we may seek acquisition candidates with characteristics that included: (a) established and growing revenue, (b) positive cash flow, or (c) technology or strategy that complements our focus.

Our ability to implement our strategy will be dependent upon our ability to raise significant amounts of additional capital, of which there can be no assurance.

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

In March 2004, Old WWT entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into a wholly owned subsidiary of VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger of Old WWT with VPTI's wholly owned subsidiary was completed on August 24, 2004. Pursuant to the merger, Old WWT's shareholders became the holders of approximately 95% of the outstanding shares of VPTI. Upon completion of this merger, VPTI changed its name to World Waste Technologies, Inc. VPTI was incorporated on June 21, 1985 and provided voice recognition and voice activated products. We currently do not plan to conduct any business other than operations heretofore conducted or contemplated to be conducted by WWT. Because the shareholders of Old WWT became the controlling shareholders of VPTI after the merger, Old WWT was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Additionally, the prior operating results of VPTI are not indicative of our future operations, and none of the assets or liabilities on our balance sheet as of December 31, 2006 and 2005 relate to VPTI prior to the merger.

Since the formation of WWA in 2002, our efforts have been principally devoted to research and development activities, construction of our initial facility, raising capital, and recruiting additional personnel and advisors. To date, we have not generated any significant revenues. We do not anticipate generating significant revenue until sometime in 2007, if ever.

Our stock is quoted on the OTC Bulletin Board under the symbol WDWT.

OUR PLANNED REVENUE AND ANTICIPATED MARKETS

Pursuant to our current business model, we anticipate our product and services will result in three distinct revenue streams. First, we would receive a "tipping fee" for each ton of RMSW delivered to and processed by us. For example, under the terms of our agreement with Taormina, Taormina has agreed to pay us an initial tipping fee paid per ton (payable monthly) of "Net Processed Waste" (defined as the total RMSW delivered to us less the total residual/non-processable waste removed by WWT for handling and disposal by Taormina). This tipping fee is subject to increase or decrease based upon changes in certain county landfill disposal fees Taormina is required to pay. Second, our process is expected to mechanically sort and collect standard recyclable materials such as scrap steel, cans, and aluminum. We expect to collect and sell these materials to Taormina for resale to commodities buyers. Third, our process is expected to enable us to produce a commodity product such as ethanol, electricity or wetlap pulp that can be sold in commercial quantities. We plan to accomplish this by refining the cellulose biomass we produce into (a) unbleached fiber in the form of wet-lap pulp suitable for sale to paper and board manufacturing facilities for incorporation into their products, (b) electricity and potentially ethanol through gasification technology, or (c) ethanol through acid hydrolysis.

Our plan is to provide waste processing services to other companies and municipalities in the MSW industry throughout the United States. The MSW industry in the United States is dominated by large MSW processors such as Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc. Many other smaller regional companies and municipalities are also in the waste handling business. Many state governments in the United States mandate that certain percentages of all MSW be recycled. The State of California, where our headquarters and our Anaheim facility are located, currently mandates the highest standard in the United States by requiring that 50% of all incoming MSW be diverted from landfills. We believe that the trend in state law throughout the country is to migrate toward this California standard. Accordingly, we anticipate providing our processing services to MSW handlers looking for efficient ways to increase the percentage of their recycled MSW.

We plan to use the biomass fiber we produce to conduct research and development to determine its use in producing unbleached fiber or wetlap pulp for making new lower-grade paper stocks such as linerboard, corrugating medium, and packaging, and also to determine its use in producing ethanol, specialty chemicals, synthetic gas, and other energy products, building products and other industrial products.

Our process is expected to mechanically sort and collect other inorganic standard recyclable materials such as scrap steel, tin cans, and aluminum cans and scrap. These materials are expected to be collected and sold to Taormina.

SALES AND MARKETING

We currently plan to market our services to waste handlers, waste collectors and municipalities, focusing on higher recycling rates, with the goal of lowering use of the landfills and creating a cost savings for these customers. In addition, we plan to sell the other inorganic standard recyclable materials such as scrap steel, cans, and aluminum to Taormina for bailing and selling in the marketplace. We also plan to market our wetlap pulp to paperboard and packaging mills as a raw material for making new lower-grade paper stocks such as linerboard, corrugating medium, and packaging, among other things, and to sell ethanol and electricity products into their respective markets.

Other than the Taormina agreement which requires Taormina to provide us with up to 2,500 tons of waste per day, 500 tons for the initial facility and 2,000 tons for an anticipated second facility, and to pay us for every ton of RMSW that we process, as well as pay us 90% of the price Taormina receives for standard recyclable materials we collect in our process, we currently do not have any agreements in place to market any of our products or services. We currently plan to establish an in-house marketing and sales program to promote our services. Alternatively, we may enter into strategic alliances with larger companies. We currently expect that our services and products will be marketed in the U.S., although we may also pursue specified international opportunities.

THE TAORMINA AGREEMENT

In June 2003, we entered into a 10-year contract, with Taormina Industries, a wholly owned division of Republic Services, Inc. The Taormina Recycle Agreement requires Taormina to deliver up to 500 tons of RMSW per day to us for processing at our Anaheim facility on the campus of Taormina in Anaheim, CA. Under the terms of the Taormina agreement, Taormina is required to pay us a tipping fee per ton of RMSW delivered to us. The second phase of the Taormina agreement calls for us to build a 2,000-tons per day plant in the Orange County, California area. The Taormina agreement also grants Taormina a right of first refusal to participate in potential future projects in an additional 10 counties throughout California where Republic Services has operations. Our success is highly dependent upon the ability of both parties to the contract to fulfill their obligations, of which there is no assurance.

The Taormina agreement was amended twice to allow us additional time to complete all permitting, approvals and construction and to occupy the facility. We completed the primary construction of this facility early in the second quarter of 2006. In April 2006, Taormina accepted our completion and commencement notification in accordance with the lease agreement.

In the agreement, we represented to Taormina that the residual waste we deliver to them would not exceed 40%, by weight, of the associated RMSW delivered to us by Taormina. Currently, we are not in compliance with this representation because the waste that we are delivering to Taormina contains too high a quantity of residual streams of waste that Taormina must send to the landfill. Due to the start-up nature of our operations, we have not yet determined the most efficient method of resolving this issue. Potential solutions include identifying third party sources willing to accept these residual streams, and/or making changes to our process. Even if we are unable to resolve this problem we believe that the waste we deliver under the agreement will be acceptable to Taormina. However, until we are able to remedy this situation, Taormina could attempt to renegotiate or terminate the agreement or refuse to accept any waste from us.

The Taormina agreement also provides that Taormina's obligations are subject to our ability to maintain compliance with all necessary permits and that Taormina may suspend delivery of MSW to us at any time if it determines that our operations would threaten to place Taormina's operations in non-compliance with its own permits or other governmental approvals.

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

According to the July 17, 2006 issue of WASTE NEWS (the most recent publicly available information on this topic that we are aware of), three companies dominate the MSW industry in the United States: Waste Management, Inc. ($13.1 billion in revenues); Allied Waste Industries, Inc. ($5.73 billion in revenues); and Republic Services, Inc. ($2.86 billion in revenues). There are also many smaller regional companies and municipalities in the waste handling business. Although we do not view MSW haulers as competitors, but rather as consumers for the services we plan to provide, such haulers would be competitors to the extent they make capital investments in material recovery facilities, incineration, composting, or landfills rather than outsourcing through us. We believe that the primary competitive factors in our industry are price, reliability of service, and quality of recycling programs.

Corrugated packaging and mixed waste paper companies may also be a source of competition for us. Our process converts MSW into a sanitized cellulose fiber containing material, which once screened and cleaned using conventional paper recycling equipment, is known as "wetlap pulp." Wetlap pulp can be used by many paper mills in the manufacture of corrugating cardboard and associated packaging materials and other products. These paper mills also use other feedstocks such as used cardboard, mixed waste paper and virgin pulp in their mill processes. To the extent that companies which provide other feedstocks which may include MRFs, meet or exceed the demand of the mills for feedstock, they could have a negative impact on the demand for our wetlap.

Several companies have developed businesses burning MSW to generate energy. Others have focused on converting MSW to recyclables, ethanol or other beneficial uses. These companies may compete against us for MSW supply contracts.

Several companies are attempting to create ethanol from cellulosic sources such as corn. We believe that MSW is superior to corn as a feedstock for ethanol production for numerous reasons. For instance, (a) corn must be grown, harvested, and delivered, all of which add cost, (b) ethanol diverts corn from food use, which may raise the cost of other foods, (c) significant energy in the form of planting, harvesting, and transportation must be expended to grow corn, and (d) growing corn requires significant other resources, such as water, fertilizer, and gasoline. By contrast, we believe utilizing MSW to produce ethanol can be beneficial for numerous reasons including, (a) MSW is comparatively inexpensive because we would be paid a tip fee to accept it, (b) utilizing MSW achieves landfill diversion goals, (c) MSW is located in areas where ethanol is in demand, and (d) MSW has a strong positive energy balance. Nevertheless, there are numerous large and well capitalized companies in the corn to ethanol production industry which may compete with us for investor resources and in the sale of ethanol.

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

Because a major component of our business will be the processing of solid waste in an environmentally sound manner, a portion of our capital expenditures is related, either directly or indirectly, to environmental protection measures, including compliance with federal, state or local provisions that regulate the discharge of materials into the environment. Although we only incurred approximately $10,000 of expenses relating to our compliance with environmental laws in 2006, we anticipate that there will be significant costs if and when the plant is operational on a commercial-scale level and that there will be significant costs associated with sighting, design, operations, monitoring, site maintenance, corrective actions, and financial assurance of each facility that we plan to operate going forward. In connection with our development or expansion of a facility, we must often spend considerable time, effort and money to obtain or maintain necessary required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. Although we were able to obtain all of our environmental permits that were necessary in order for us to complete the construction of our initial facility in Anaheim, California, we cannot assure you that we will successfully retain these permits, or that we will obtain or retain the permits required to operate this or any additional facilities we may seek to construct.

The primary United States federal statutes affecting our business as currently conducted are summarized below:

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

The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. The Clean Air Act would likely apply to certain of our planned and potential operations, including gasification of MSW, solid waste landfills and waste collection vehicles.

The Occupational Safety and Health Act of 1970, as amended ("OSHA"), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various record keeping, disclosure and procedural requirements.

There are also various state and local regulations that affect our existing and potential future operations. Sometimes states' regulations are stricter than comparable federal laws and regulations.

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

RESEARCH AND DEVELOPMENT

During 2006, 2005 and 2004, we spent $273,894, $250,060 and $284,587, respectively, on research and development activities. During 2007, we have redirected our activities to focus on research and development activities primarily in alternative energy. Therefore, we expect research and development expense to increase significantly in 2007.

INTELLECTUAL PROPERTY

On June 21, 2002, we entered into a U.S. technology sub-license agreement with Bio-Products International, Inc., an Alabama corporation, with respect to several patent claims and other related intellectual property relating to the methods and processes developed by the University of Alabama in Huntsville ("UAH"). The technology was designed to provide for the processing and separation of material contained in MSW. Temperatures of several hundred degrees sterilize the material and the pressure and agitation cause a pulping action. A combination is designed to result in a large volume reduction, yielding a high-density cellulose biomass product. The significant portion of the material is a biomass cellulose with significant papermaking fiber content that may be sold to container board plants after a screening and cleaning process. The most recent patent includes the capturing of all Volatile Organic Compounds and was granted by the United States Patent and Trademark Office in October 2001. (See note 5 to the accompanying audited financial statements.)

On May 1, 2006, we purchased the patent for this technology, subject to existing licenses, from UAH, for a payment of $100,000 in cash and 167,000 shares of our common stock. The common stock was valued at $698,000, the fair value on May 1, 2006. We continue to exploit the technology covered by this patent through our sub-license from BPI. By virtue of our acquisition of the patent, we now own all right, title and interest in the patent, subject to BPI's existing license, which in turn continues to sublicense the technology to us.

Under the sub-license agreement, we paid an upfront sub-license fee of $350,000 and currently pay a monthly fee for technical services of $20,000. We are also required to pay a daily per-ton royalty based on the tons of waste processed utilizing the technology of $0.50 for the first 2,000 tons processed, $1.00 for the next 8,000 tons processed and $1.50 for any additional tons processed. We also pay royalties based on the sales price of fiber products recovered from the process of 2.5% of the gross sales price in excess of $10.00 per ton.

The sub-license agreement between us and BPI covers technology developed by BPI, its affiliates, and UAH, and generally covers technology relating to the volume reduction, separation, recovery, treatment, recycling and utilization of various components of waste materials. Other than as described below, we hold exclusive rights to this technology in all applications throughout the United States.

BPI retained the exclusive right to utilize this technology in Arkansas, and the non-exclusive right to utilize technology to construct up to four facilities in any of Alabama, Tennessee, Georgia and/or South Carolina. In addition, BPI retained the exclusive right to utilize the technology in the United States for applications in which the cellulosic by-product of the process utilizing the technology is either used directly as a fuel source or converted into an end product for energy production; however, BPI agreed to grant us a sub-license for such applications on a site-specific basis upon our request. Accordingly, BPI may grant third parties the right to use the technology for the production of marketable solid combustion fuel end products. We hold no rights under the technology outside of the U.S. By acquiring title to the patent from UAH, we effectively reduced the royalties payable by us to BPI by approximately 9%. In addition, by becoming the patent holder ourselves, we are no longer at risk of losing the right to practice the technology claimed in the patent in the event that BPI were to breach its agreement with the patent holder.

The license extends until the expiration date of the last patent issued to BPI covering the technology, which is expected to occur on October 23, 2021. In its license with us, BPI is required to continue to make certain payments to us to maintain exclusivity.

EMPLOYEES

As of February 28, 2007, we had 13 full-time employees. There are four members in our executive management team and 9 persons employed in operations and administration. We are not a party to any collective bargaining agreements. We have not experienced work stoppages and we believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR FUTURE GROWTH COULD SUFFER. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION IN THIS REPORT, INCLUDING OUR FINANCIAL STATEMENTS AND THE RELATED NOTES. FOR THE DEFINITION OF SOME OF THE TERMS USED IN THIS SECTION AND THROUGHOUT THIS REPORT, YOU SHOULD REFER TO THE "GLOSSARY OF SELECTED TERMS."

WE FACE DELAYS IN THE DEVELOPMENT OF OUR TECHNOLOGY, WE NEED TO DEVELOP AND/OR ACQUIRE NEW TECHNOLOGIES, AND ANY TECHNOLOGY WE USE MAY NOT WORK AS WELL AS EXPECTED, IF AT ALL, OR EVER BE ECONOMICALLY VIABLE.

The steam classification and processing technology that we intend to use has not yet been widely applied within the municipal solid waste industry and may not work as well as expected or be economically viable. The successful application of the technology at large scale and high volumes to create commercially usable cellulose fiber, electricity, ethanol or other products has yet to be proven. Any inability under our current plan to operate our Anaheim plant in a manner that will produce large volumes of commercially usable cellulose fiber may require additional investment in capital equipment and/or increased operating expenses beyond currently contemplated business and construction plans. Potential issues may include, but are not limited to, handling large quantities of textiles and other debris, unforeseen labor and energy costs, higher than expected contamination levels of the water discharge to the sewer, and capturing sufficient cellulose in the process. Unforeseen difficulties in the development or market acceptance of this cellulose fiber may lead to significant delays in production and the subsequent generation of revenue. For example, laboratory testing of the cellulose biomass created during trials since December 2005 indicated that higher than anticipated levels of BOD will result from our fiber cleaning and screening process. Although we believe technology to address and remove these BOD levels is readily available to us and that equipment incorporating such technology can be installed at this facility, we have determined, based on the size of our facility, the regulatory environment in which the facility is located, and the level of tipping fees we generate, not to expend any additional funds to address this BOD problem. We have instead redirected our focus to research and development activities during the remainder of 2007 and will continue to analyze changes to the Anaheim plant that could enable us to operate profitably at such facility. We also need to seek to develop or identify and acquire other technologies to enable us to continue to pursue our strategy. In any event we will need to raise additional financing which, if not available, could force us to curtail or cease operations altogether.

WE MAY BE UNABLE TO OBTAIN THE LARGE AMOUNT OF ADDITIONAL CAPITAL THAT WE NEED TO EXECUTE OUR BUSINESS PLAN.

Our business plan includes the construction and operation of additional plants and the development and/or acquisition of new technologies. Each plant is expected to cost between $50 million and $70 million. We anticipate that we will fund the construction and startup operation of these plants through the sale of securities or the issuance of debt. We may be unable to raise the additional funds necessary to build and operate these additional plants. You should not rely on the prospect of future financings in evaluating us. Any additional funding that we obtain may reduce the percentage ownership of the company held by our existing stockholders. The amount of this dilution may be substantially increased as the trading price of our common stock declines.

WE MAY BE UNABLE TO ACHIEVE COMMERCIAL PRODUCTION LEVELS AT OUR INITIAL FACILITY ON A TIMELY BASIS OR AT ALL.

We recently completed construction of our initial facility in Anaheim, California. Prior to completion, laboratory testing of the cellulose biomass created during certain trial runs of our process indicated that the level of biological oxygen demand ("BOD") that will result from our process would be higher than the levels previously anticipated. We believe that the sewer surcharges by the local sanitation district as a result of such discharges would negatively affect our profitability. We believe that the technology capable of significantly reducing these BOD discharges to acceptable levels is readily available to us and that equipment incorporating such technology is available for purchase and installation at our facility. However, we have determined that the costs to remedy the BOD problem is greater than we are willing to spend at this time on the Anaheim facility. We have taken an impairment charge for the "wetlap" processing equipment in 2006. We plan to spend the remainder of 2007 focusing on research and development. We plan to make appropriate changes to the "steam classification" equipment during 2008 depending on the results of the research and development.

WE ANTICIPATE THAT A SUBSTANTIAL PORTION OF OUR REVENUES WILL BE GENERATED FROM OUR AGREEMENT WITH TAORMINA INDUSTRIES; WE ARE NOT CURRENTLY IN COMPLIANCE WITH ALL OF OUR OBLIGATIONS UNDER THIS AGREEMENT.

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

The Taormina agreement, as amended, provides that Taormina's obligations are subject to our ability to maintain compliance with all necessary permits and that Taormina may suspend delivery of MSW to us at any time if it determines that our operations would threaten to place Taormina's operations in non-compliance with its own permits or other governmental approvals. In addition, in the agreement we represented to Taormina that the residual waste we deliver to them would not exceed 40%, by weight, of the associated MSW delivered to us by Taormina. Primarily because we are currently operating the plant solely in a research and development mode, we are not currently in compliance with this representation. Until we are able to remedy this situation, Taormina could attempt to re-negotiate or terminate the agreement or refuse to deliver any waste from us. If Taormina were to stop delivering MSW to us for any reason or if we are unable to extend this agreement on terms favorable to us or at all prior to its expiration, our business, financial condition and results of operations would be materially harmed.

IF WE FAIL TO IMPLEMENT NEW TECHNOLOGIES, WE WILL NOT BE ABLE TO KEEP UP WITH OUR INDUSTRY, WHICH COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS.

We expect to utilize patented and proprietary steam classification technology in our processing facilities and to adopt other technologies from time to time. Our ability to achieve profitability and future growth is dependant on our ability to improve our knowledge and implementation of waste processing and energy development technologies. Inability to successfully implement commercially viable waste processing technologies will have a material adverse effect on our business and results of operation.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT FUTURE RESULTS.

We are in the development stage and are subject to all the business risks associated with a new enterprise, including uncertainties regarding product development, constraints on our financial and personnel resources, and dependence on and need for third party relationships. For the period from June 18, 2002 (inception) to December 31, 2006, we incurred total net losses of approximately $32.0 million. To date, we have not generated substantial revenues and do not know when or whether we will be able to develop meaningful sources of revenue or whether our operations will become profitable, even if we are able to begin generating sufficient revenue. If we are unable to generate sufficient revenue, we would need to develop a new business plan or curtail or cease operations completely.

The auditors' report with respect to our financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 includes an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

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

WE MAY ENGAGE IN STRATEGIC TRANSACTIONS THAT MAY FAIL TO ENHANCE STOCKHOLDER VALUE.

We may investigate potential strategic transactions, including the acquisitions of products, technologies and companies, and other alternatives within and outside of our industry with the goal of maximizing stockholder value. We may never complete a strategic transaction(s) and in the event that we do complete a strategic transaction(s), it may not be consummated on terms favorable to us. Further, such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

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

THE LOSS OF KEY EXECUTIVES AND THE FAILURE TO ATTRACT QUALIFIED MANAGEMENT COULD LIMIT OUR GROWTH AND NEGATIVELY IMPACT OUR OPERATIONS.

We depend highly upon our senior management team. We will continue to depend on operations management personnel with waste handling experience. At this time, we do not know the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could have a material adverse effect on our operations and financial condition. We do not have an employment agreement with our CEO.

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

ENVIRONMENTAL REGULATIONS AND LITIGATION COULD SUBJECT US TO FINES, PENALTIES, JUDGMENTS AND LIMITATIONS ON OUR ABILITY TO EXPAND.

We are subject to potential liability and restrictions under environmental laws, including those relating to handling, recycling, treatment, storage of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. We will also be subject to liability under laws relating to the production of ethanol, electricity and other energy products that we may produce in the future. The waste management industry has been, and will continue to be, subject to significant regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. Our business is subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions and regulations. If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals, we could be subject to civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue operations, and/or take corrective actions. We may not have sufficient insurance coverage for our environmental liabilities. Those costs or actions could be significant to us and significantly impact our results of operations, as well as our available capital.

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

WE MAY NOT BE ABLE TO IMPLEMENT SECTION 404 OF THE SARBANES-OXLEY ACT ON A TIMELY BASIS.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent registered accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. The requirement to include such a report will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2008.

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

WE MAY BECOME SUBJECT TO LIABILITY AND INCUR INCREASED EXPENDITURES AS A RESULT OF THE RESTATEMENT OF OUR FINANCIAL STATEMENTS.

We previously restated our financial statements for the years ended December 31, 2005 and 2004 and the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, to correct certain accounting errors in the original financial statements related to the fair value of options and warrants, the relative value of senior secured debt and the related warrants and the classification of redeemable preferred stock.

The principal accounting errors reflected in such financial statements that led to the restatements were as follows:

         1. FAIR VALUE OF OPTIONS AND WARRANTS: In order to properly account for the expense associated with the issuance of options and warrants, we are required to determine the fair value of these securities. In determining this value we undertook a "Black Scholes" analysis, a method of valuation that takes into account the expected volatility of the stock underlying the convertible securities being valued. Because at the time of this valuation we had no stock trading history as a company with the operations of Old WWT (i.e. all of the trading had been as VPTI, a company with no operations), in determining expected volatility, we used the trading prices of a representative sample of companies within our industry as opposed to VPTI's trading history.

                  Based on our review of current practices in applying the applicable accounting guidelines and further review of the authoritative accounting literature for new public companies, we concluded that the use of a volatility factor more consistent with our stage of life cycle and financial leverage would be more appropriate than a volatility factor based on the trading of shares of companies within our industry. We also changed the price used in calculating the fair value of the warrants issued in connection with the private placement of our Series A Preferred Stock from the price such shares were actually sold at to the quoted market price of our common stock as of the closing of such issuance. These changes affected primarily the recorded value on our balance sheet of debt offering costs, patent and licenses, senior secured debt, redeemable preferred stock, warrant liability, additional paid in capital and deficit accumulated during the development stage.

                  For the year ended December 31, 2005, these changes resulted in a $250,507 increase in general and administrative expense and a $323,450 increase in fair value of warrant liabilities resulting in a $72,943 net decrease in our net loss for the year. In addition, the amortization of preferred stock warrants, offering costs and beneficial conversion feature classified similar to preferred stock dividends increased by $491,939.

         2. RELATIVE FAIR VALUE: In November 2005 we completed a private placement of senior debt securities with detachable warrants. In accounting for this transaction, we discounted the recorded value of the senior debt securities by an amount equal to the fair value of the warrants. Upon further review of the applicable accounting literature, we determined that we should have discounted the senior debt for the "relative fair value" of the warrants rather than the "fair value" of the warrants. Although this had the effect of overstating the discount on the senior debt at December 31, 2005 by approximately $235,000, the change had no impact on our statement of operations for 2005.

         3. PREFERRED STOCK: Our preferred stock had been classified as a liability because it is redeemable at the end of five years, at the option of the holders. Upon further review of authoritative literature, we determined that our preferred stock should have been classified as "mezzanine equity" rather than as a liability. This change had no impact on our statement of operations for 2005.

Based on our assessment of the foregoing, we concluded that the factors that resulted in the restatements were caused by a lack of consistent authoritative guidance and not a failure to detect and assess the issues and collect relevant data.

The restatement of these previously issued financial statements could expose us to legal and regulatory risk, such as securities class action or other lawsuits that may be brought against us or our officers and directors, or inquiries, proceedings or actions from United States federal or state regulatory agencies. The defense of any such actions could cause the diversion of management's attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatements and negative reactions from our stockholders or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO FALL.

As of March 27, 2007, we had outstanding 26,257,122 shares of common stock and approximately 17.0 million shares of common stock issuable upon conversion of our outstanding preferred stock, as well as options and warrants to acquire up to an additional approximately 7.0 million shares of common stock. A substantial portion of these shares are either freely tradable shares or eligible for public resale under Rule 144. In addition, we currently have an effective registration statement on file with the SEC which covers the resale of approximately 32 million shares of our common stock (which includes shares of common stock issuable upon conversion of our preferred stock). Sales of the shares subject to Rule 144 or the registration statement, or the possibility that substantial amounts of common stock may be sold in the public market under Rule 144 or the registration statement, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

SHAREHOLDERS MAY HAVE DIFFICULTY SELLING THEIR SHARES BECAUSE OUR SHARES ARE DEEMED "PENNY STOCKS."

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

We currently have two such series of preferred stock, designated as "8% Series A Cumulative Redeemable Convertible Participating Preferred Stock" and "8% Series B Cumulative Redeemable Convertible Participating Preferred Stock." The rights, preferences and privileges of our preferred stock are described under note 9 to our financial statements.

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

         o general economic, political and market conditions and other factors; and

         o the occurrence of any of the other risks described in this prospectus.


ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.  PROPERTIES

         Our principal executive offices are in San Diego, California, where we lease approximately 1,400 square feet under a lease scheduled to expire on September 30, 2008, with monthly rental payments of $4,343.

         We recently completed construction of a plant on leased real property in Anaheim, California, which covers an approximately 30,000 square foot building and expires in July 2014. Base rent under this lease is $15,900 per month, subject to annual cost-of-living adjustments.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders for a vote during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since August 24, 2004 under the symbol "WDWT." Prior to the merger in which World Waste Technologies, Inc. became our wholly owned subsidiary on August 24, 2004, our common stock was listed on the OTC Bulletin Board over-the-counter market under the symbol "VPTI."

There was little trading in our common stock prior to the merger on August 24, 2004 and there has only been limited trading since then. Prior to the merger, trading in our common stock was not necessarily based on our company's operations or prospects, and trading since the merger also may not be fully reflective of those factors. On March 25, 2004, the controlling stockholder of VPTI approved a one-for-60 reverse split of our common stock to be effectuated upon the closing of the merger between VPTI and Old WWT. The reverse stock split became effective at the close of business on August 24, 2004. The following table sets forth, for the periods indicated, the high and low closing bid prices for our Common Stock on the OTC Bulletin Board, for the quarters presented. The bid prices have been adjusted to reflect the reverse stock split. Bid prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions:

                 QUARTER ENDING                   HIGH           LOW
                 -------------------------     -----------   ----------

                 FISCAL 2004
                 March 31, 2004                   $9.00         $0.60
                 June 30, 2004                   $11.40         $4.20
                 September 30, 2004               $7.00         $2.50
                 December 31, 2004                $4.85         $3.20

                 FISCAL 2005
                 March 31, 2005                   $4.90         $2.80
                 June 30, 2005                    $5.50         $2.80
                 September 30, 2005               $4.55         $2.10
                 December 31, 2005                $3.50         $2.15

                 FISCAL 2006
                 March 31, 2006                   $4.07         $2.50
                 June 30, 2006                    $6.20         $2.90
                 September 30, 2006               $4.16         $2.18
                 December 31, 2006                $2.70         $1.41

HOLDERS

As of December 31, 2006 there were approximately 862 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that our Board of Directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future. Additionally, the terms of our preferred stock impose restrictions on our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data. You should read this information in conjunction with our financial statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The summary consolidated statement of operations data for each of the fiscal years ended December 31, 2006, December 31, 2005, and December 31, 2004 and the summary consolidated balance sheet dated as of December 31, 2006 have been derived from our audited consolidated financial statements included elsewhere in this report. The summary consolidated statement of operations data for the period from June 18, 2002 (inception) to December 31, 2002 and for the fiscal year ended December 31, 2003 have been derived from our audited consolidated financial statements not included in this report.

                                                                                                                    June 18,
                                                                                                                      2002
                                                                              For the Year Ending                (inception) to
                                                                                  December 31,                      December
                                                                  ---------------------------------------------        31,
Selected Statement of Operations Date:               2006              2005           2004            2003            2002*
                                                -------------     -------------   -------------   -------------   -------------
    Gross Revenue                               $     93,784      $         --    $         --    $         --    $         --

    Loss from Operations                         (18,701,625)**     (3,851,814)     (2,430,994)       (741,279)       (346,590)

    Interest Income (Expense)                        107,810            63,485         (65,194)        (63,326)        (12,773)
    Change in fair value of warrant
       liabilities                                 1,079,721           709,412              --              --              --
    Financing transaction (expense)               (7,442,426)               --              --              --              --

    Net Loss                                    $(24,956,520)     $ (3,078,917)   $ (2,496,188)   $   (804,605    $   (359,363)

    Preferred Stock Dividend and
       amortization of preferred stock
       warrants, offering costs and the
       beneficial conversion feature              (8,638,271)       (1,234,473)             --              --              --
    Net Loss available to common shareholders    (33,594,791)***    (4,313,390)     (2,496,188)             --              --

    Basic and diluted Net Loss available to
       common shareholders per share            $      (1.34)     $      (0.18)   $      (0.15)   $      (0.09)   $      (0.04)

* Approximately $67,526 in consulting and travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

**       Includes a $9,737,344 charge for impairment of assets.

*** Cash used in operating activities was approximately $5,441,000, see the Cash Flow Statement.

                                                          As of December 31,
                                                   2006     2005     2004      2003
                                                --------- -------- --------  --------

Consolidated Balance Sheet Data: (in thousands)
   Cash                                         $ 14,330  $2,864   $1,129       $167
   Working capital                                13,585   1,170      533     (1,390)
   Total fixed assets                              9,267  17,021    4,999         29
   Total assets                                   25,088  21,182    6,786        578
   Long-term liabilities                              80   3,810       17         22
   Redeemable preferred stock                     14,506   7,097
   Total stockholders' equity                      9,569   7,945    5,014     (1,231)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion, as well as information contained elsewhere in this report, contain "forward-looking statements." These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, and general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth in this report under "Risk Factors."

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

In March 2004, Old WWT entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into a wholly owned subsidiary of VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger of Old WWT with VPTI's wholly owned subsidiary was completed on August 24, 2004. Pursuant to the merger, Old WWT's shareholders became the holders of approximately 95% of the outstanding shares of VPTI. Upon completion of this merger, VPTI changed its name to World Waste Technologies, Inc. VPTI was incorporated on June 21, 1985 and provided voice recognition and voice activated products. We currently do not plan to conduct any business other than operations heretofore conducted or contemplated to be conducted by WWT. Because the shareholders of Old WWT became the controlling shareholders of VPTI after the merger, Old WWT was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Additionally, the prior operating results of VPTI are not indicative of our future operations, and none of the assets or liabilities on our balance sheet as of December 31, 2006 relate to VPTI prior to the merger.

Since the formation of WWA in 2002, our efforts have been principally devoted to research and development activities, construction of our initial facility, raising capital, and recruiting additional personnel and advisors. To date, we have marketed and sold only a limited amount of product and have not generated any significant revenues, therefore, the Company continues to report as a Development Stage Company.

                               PLAN OF OPERATIONS

COMPANY OVERVIEW

We are a development stage company formed to develop technologies designed to profitably transform municipal solid waste (MSW) into usable commodities and products such as ethanol, electricity and paper pulp, and to design, build, own and operate facilities that utilize such technologies. We recently completed construction of our first facility in Anaheim, California, located on the campus of the regional transfer facility and Material Recovery Facility (MRF) of Taormina Industries, a wholly owned subsidiary of Republic Services, Inc.

Our Anaheim facility has been in a limited startup phase and has successfully transformed MSW to produce small quantities of paper pulp, which we have sold to paper manufacturers. We are now utilizing the facility to continue improving our pulp technology and for research and development on additional technologies to create renewable energy products such as ethanol and electricity.

Although our Anaheim facility has successfully transformed MSW to produce paper pulp, we recently determined, based on a number of factors (including the prohibitive cost of making necessary capital improvements), that our initial facility could not under existing circumstances operate profitably on a commercial scale. Accordingly, we have reduced our work force and are running the plant on an intermittent basis so as to avoid the necessity of making certain capital expenditures. Our revised strategy is to utilize the facility solely to continue improving our pulp technology and to conduct research and development activities as we strive to develop additional technologies designed to transform MSW into renewable energy products such as ethanol and co-generated renewable electricity. Because these additional capital investments would be necessary in order to potentially recover the carrying amount of the plant assets through projected future cash flows from operations, we recorded a non-cash asset impairment charge of approximately $9.7 million at December 31, 2006, reflecting the carrying value of a portion of our plant assets. Please see note 3 to our consolidated financial statements for a more detailed description of this impairment charge.

We anticipate that our technologies generally will position us to generate three distinct revenue streams: (a) "tipping" fees charged to the entities that supply us with MSW, (b) recycling revenue from the sale of commodity recyclables (such as aluminum, tin, steel, and plastics) that our process recovers and which otherwise would be interned in landfills, and (c) revenue from the sale of our end product, anticipated to be either ethanol, electricity, or paper pulp, depending on which technology is employed, which in turn will depend upon a number of factors including local market demand. We believe that the fact that we are able to receive fees from the entities that provide us with "feedstock" (i.e. waste) is an important and beneficial characteristic of our process and our design, build, own and operate business model.

According to information currently posted on the National Solid Waste Management Association's website (the most recent publicly available information on this topic that we are aware of), the MSW industry in the United States, the primary market that we plan to serve, accounts for approximately $43 billion in spending. We believe that our existing and future technologies will potentially offer benefits to a number of different constituencies, including solid waste companies (by reducing transportation costs and increasing diversion of waste from landfills), communities and regulators (by increasing recycling rates, lengthening landfill life, gaining a renewable energy source, and reducing traffic), utilities and ethanol distributors (by increasing renewable content in energy production and diversifying ethanol supply away from corn-based production), and environmentally conscious consumers (by decreasing reliance on hydrocarbon-based power, reducing greenhouse gases from landfill methane and truck traffic, and creating ethanol from non-grain sources).

We believe that our process will compliment the existing investment made by communities to create and expand curbside recycling programs by targeting the MSW that is still going to the landfill (the "residual MSW", or "RMSW"). RMSW may have already been processed by an MRF, and often contains material that has historically been the most difficult portion of MSW to recycle.

OUR ANAHEIM FACILITY

At our Anaheim facility, we use a rotating pressure vessel to combine steam, heat, pressure and agitation to change the waste's physical composition. The process converts paper, cardboard, and paper packaging found in RMSW into a cellulose biomass fiber-containing material. The cellulose biomass can be screened and cleaned using conventional and non-conventional pulp recycling equipment, and the resulting unbleached fiber, known as "wetlap" pulp, can be used as a raw material for making new lower grade paper stocks such as linerboard, corrugating medium, and packaging.

We have entered into a long-term contract with Taormina to supply us with RMSW. We began processing RMSW at our Anaheim facility on a limited start-up basis during the second quarter of 2006, and since then have processed over 2,500 tons of RMSW through the facility and the resulting cellulose biomass has been refined into over 400 tons of wetlap pulp. This wetlap product has been supplied to several cardboard and paper manufacturers with operations in Southern California. We have also sold a limited amount of the other inorganic, recyclable materials captured by our process including aluminum, steel, tin and plastics, into various commodity markets.

Although our customers have provided positive feedback on the pulp quality and specifications and have requested continued shipments, we recently became aware of several issues with our process, including its creation of an unexpectedly high level of biological oxygen demand (BOD) from organic wastes in the wastewater from the pulp screening and cleaning process, and design issues related to the steam classification vessels. These issues would require a significant level of reengineering and repairs to put us in a position to potentially conduct sustained and profitable operations on a commercial level at our current facility.

Due to, among other factors, the significant costs of additional capital improvements required at our Anaheim plant that would be necessary in order to address the BOD issue, we recently decided not to make these improvements for the pulp process or to actively pursue the creation or sale of wetlap pulp generated at this plant. Rather, we plan to expend our resources on analyzing the data gathered through the plant's limited operation and refining those lessons learned from the design, construction, commissioning and operation of the plant. We will focus our cash spending on the development of additional larger scale facilities and on the development of our renewable energy platform which we believe holds the potential for better returns than investing additional capital in a small scale facility. Accordingly, we recently reduced our workforce and began to run the plant on an intermittent basis for process improvement trials, technology demonstration, product development and other research and development initiatives, including as relates to the production of ethanol and electricity. We expect to continue to use the steam classification assets at the Anaheim facility in a research mode in an effort to develop ethanol, electricity and pulp opportunities until such time, if ever, as we can develop or acquire the technology to enable us to operate the plant profitably.

Based on our research and development, including our accumulated experience from operating the Anaheim plant, we believe the necessary characteristics for the successful development of additional wetlap-based MSW conversion facilities include: a relatively high volume of MSW, larger physical plant enabling a larger scale operation, a desire by the community to increase recycling rates to minimize the amount of this waste disposed of in landfills, feedstock composition which includes a higher amount of paper products, a fully scoped on-site water treatment facility, and higher landfill tipping fees than we currently receive in Anaheim, California. We plan to continue to conduct business development discussions with various paper and solid waste companies and government agencies to determine where the proper combination of operating characteristics can be achieved to pursue a larger scale wetlap production facility in future locations.

ETHANOL AND ELECTRICITY OPPORTUNITIES

We recently began pursuing the development of various energy products which can be produced from MSW. One process which we believe has potential for successful commercialization involves using gasification technologies to produce a synthetic gas (or "syngas") from wetlap or intermediate products in our process. This syngas can be used to produce energy to drive a turbine or passed through a catalyst environment to produce fuel grade alcohols, primarily ethanol. We believe this same basic process can also be used to produce hydrogen for industrial applications and fuel cells. In this area we recently filed a provisional patent covering a process and certain conditions, which we believe may maximize the yield of these alcohols. A by-product of catalyst process is a residual producer gas that can be used for the beneficial co-generation of renewable electricity. The syngas can be used to fire either a boiler driving a steam turbine, or a gas-fired turbine, and thereby produce energy to reduce our utility costs.

Also in the ethanol area, in addition to the above process for producing fuel alcohols through gasification, we are investigating alternative pathways for transforming our cellulose biomass product into ethanol using various acid and enzymatic hydrolysis processes. We have produced small quantities of ethanol through an intermediate acid hydrolysis process in the early trials and are currently performing additional testing and engineering studies to determine the economic feasibility of a commercial size plant based on the insights from our research.

We recently established a Technical Advisory Board to assist us in advancing our business of creating usable commodity products from MSW, particularly as it pertains to developing our ethanol and electricity technologies.

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

In addition, state and federal governments have continued to increase the pressure on the industry to improve their recycling percentages. California currently mandates one of the highest standards in the United States by requiring 50% of all incoming MSW to be diverted from landfills. We believe that the trend in state law throughout the U.S. is to migrate toward this California standard.

We expect that the resale price of our products, including wetlap pulp, aluminum, steel, plastic, glass and tin will be tied to commodity markets. The resale and market demand for these materials can be volatile, which can significantly impact our results of operations. Due in part to increasing demands for packaging material from China and India, the demand is expected to increase in the future.

High prices for hydrocarbon-based fuels have led to increasing market interest in renewable fuel sources such as ethanol. Investment into corn-based ethanol production facilities is increasing in the U.S. Research and development investment spending is also increasing for technologies and processes which can convert cellulose biomass into ethanol and other fuels.

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

Our significant accounting policies are summarized in note 3 to the accompanying audited financial statements included in this report. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company used estimates to perform the undiscounted cash flow projections used in the impairment analysis of the Anaheim plant assets, see Fixed Assets below. The estimates of future operating costs and future revenues and plant alternations were derived from operating results during the last nine months and results from research and development activities.

REVENUE RECOGNITION

Revenue for receiving Municipal Solid Waste (MSW) is recognized when the MSW is delivered. Revenue for products sold, such as unbleached fiber, metals and aluminum, are recognized when the product is delivered to the customer.

All shipping and handling costs are accounted for as cost of goods sold.

INTANGIBLES

Intangible assets are recorded at cost. On May 1, 2006, pursuant to a Patent Assignment Agreement and a Patent Assignment, both dated as of May 1, 2006, (the "Patent Assignment Agreement and a Patent Assignment"), we completed the purchase of all right, title and interest in United States Patent No. 6,306,248 (the "Patent") and related intellectual property, subject to existing licenses, from the University of Alabama in Huntsville for $100,000 and 167,000 shares of our unregistered common stock valued at approximately $698,000, based on the market price of the stock on the date issued, May 1, 2006.

FIXED ASSETS

Machinery and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in the Anaheim plant, over the remaining life of the lease, whichever is shorter.

We completed the construction of our initial plant in Anaheim, California early in the second quarter of 2006. We capitalized all costs directly associated with developing the plant, including interest and labor, throughout the construction period. We placed into service and began depreciating the assets related to this facility in the second quarter of 2006.

Our policy regarding fixed assets is to review such fixed assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the review indicates that intangible assets are not recoverable (i.e. the carrying amounts are more than the future projected undiscounted cash flows), their carrying amounts would be reduced to fair value.

The assets at the Anaheim plant are comprised of two basic technologies; the front half of the plant consists of assets related to our core patented technology related to "steam classification" and material separation and the back half of the plant consist of assets related to screening and cleaning of the cellulose biomass material to prepare it for sale to paper mills. During the plant start up phase, we became aware of several issues, including the creation of an unexpectedly high level of biological oxygen demand (BOD) from organic wastes in the wastewater from the pulp screening and cleaning process, and design issues related to the steam classification vessels. We recently decided not to make the capital improvements necessary to the Anaheim plant's wetlap process, or "back half," which we consider necessary in order to recover the carrying amount of the wetlap plant assets through projected future undiscounted cash flow from its operation. Consequently, we recorded a charge of $9,737,344 which represented the net carrying value of the wetlap process or back half equipment. The charge was equal to the carry cost of the assets of the wetlap process, net of accumulated depreciation. We did not record an impairment charge for the steam classification equipment or front half of the plant because we intend to use that equipment in research and development activities as part of our development of alternative back end processes such as, but not limited to, gasification and acid hydrolysis and because we also believe that by making certain improvements to the plant, such as adding equipment for energy co-generation, and changing the use of the cellulose biomass mass from the wetlap process to another application, such as its use as a form of fuel, the future undiscounted cash flow from its operations might cover the its capitalized cost.

During 2007, we plan to operate primarily in the research and development mode. Consequently, depreciation of the "steam classification" equipment may be charged to research and development.

We capitalize leases in accordance with FASB 13.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations when incurred.

STOCK-BASED COMPENSATION

During the fourth quarter of 2004, we adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation" retroactively to our inception. Accordingly, we have expensed the compensation cost for the options and warrants issued based on their fair value at their grant dates. During the quarter ended March 31, 2006, we adopted SFAS No. 123R, "Share Based Payments." The adoption had no material effect on our financial statements.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

Convertible preferred Stock which may be redeemable for cash at the determination of the holder is classified as mezzanine equity, in accordance with FAS 150, EITF Topic D 98 and ASR 268, and is shown net of discounts for offering costs, warrant values and beneficial conversion features.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2006 AND 2005

We completed construction of our first facility in the second quarter of 2006. During the second, third and fourth quarters of 2006, we have been commissioning the equipment and performing plant start-up procedures.

REVENUES

During the year ended December 31, 2006, we recorded revenue of approximately $94,000, from the sale of unbleached fiber, metals and aluminum separated from the processed MSW during the start-up phase of our first facility in Anaheim, California. Prior to the second quarter of 2006, we did not generate any revenue.

EXPENSES

Operating expense during the year ended December 31, 2006 consisted of disposal of rejects of $65,526, plant operating expenses of $2,720,922 and depreciation of $1,843,615, which were related to costs incurred during the start-up phase of our first facility in Anaheim, California and are not indicative of the plant operating expense that we expect to incur going forward. Prior to the second quarter of 2006, we had no operations and consequently no cost of plant operating expense.

General and administrative expenses of $4,154,108 for the year ended December 31, 2006 increased by approximately $550,000 compared to the year end December 31, 2005, primarily due to increases in employee option expense due to grants made to employees and directors in the fourth quarter of 2005 and legal and accounting fees related to additional SEC filings during 2005.

During the fourth quarter of 2006, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which we consider necessary in order to recover the carrying amount of the plant assets through projected future undiscounted cash flow for its operation. Consequently, we recorded a charge of $9,737,344 during 2006 for impairment of assets which represented the net carrying value of the wetlap process equipment.

Interest income for the year ended December 31, 2006 of $107,810 was comprised of interest income of approximately $482,000 due to the cash from the issuance of our Series B Preferred Stock in May of 2006, partially offset by interest expense $374,000 primarily from our senior debt that was issued in November 2005 and February 2006 and extinguished in May 2006.

Financing expense for the year ended December 31, 2006 was comprised of: a) $1,647,250 attributable to the value of warrants issued to the holders of our Series A Preferred Stock for their consent to issue additional senior secured debt and their agreement to waive certain of their veto rights and contractual rights to facilitate our next round of financing which occurred in the first quarter of 2006; b) the unamortized warrant value and offering costs of $1,593,758 related to our senior secured debt expensed upon the early extinguishment of such debt which occurred in the second quarter of 2006; and c) the change in the fair value of $4,201,418 of the conversion feature of our Series A Preferred Stock due to the modification of its conversion price as a result of the application of an anti-dilution adjustment and the change in fair value of the associated warrants which occurred in the second quarter of 2006.

Change in fair value of warrant liability of a benefit of $1,079,721 relates to the change in the fair value of warrants to purchase common stock issued with registration rights as part of our Series A Preferred Stock offering in 2005. The quarterly effect was as follows: first quarter charge of $120,154, second quarter charge of $135,642, third quarter benefit of $831,297 and fourth quarter benefit of $504,220. In accordance with SFAS 133 and EITF 00-19, the fair value of the warrants is required to be recorded as a liability until we satisfy specified registration requirements. The warrant liability was required to be marked to market at the end of each reporting period. The registration statement was declared effective on December 4, 2006, and therefore, after December 4, 2006 the warrants are no longer recorded as a liability.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2005 AND 2004

During 2005, we continued research on the licensed process and the intended use of the products from that process, development of our business plan, construction of our first facility in Anaheim, CA and capital raising activities.

REVENUES

We did not generate any operating revenues in fiscal 2005 or 2004.

EXPENSES

General and administrative expenses increased by approximately $1.4 million in 2005 primarily due to increases in employee-related expenses, rent and consulting fees. Employee-related expenses increased by approximately $1.0 million in 2005 due to salaries of approximately $650,000 related to the hiring of additional staff as we prepared for the opening of our first facility, amortization of employee stock option expense of approximately $350,000, travel due to increased business activities of $90,000 and relocation expense related to the hiring of additional staff of approximately $75,000. Rent increased by approximately $122,000 due to the payment of 12 months' rent in 2005 versus only four months' rent in 2004. Professional and consulting fees increased by approximately $100,000 in 2005 due primarily to the costs associated with complying with SEC reporting requirements as a result of becoming a reporting company in August 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had cash on hand of approximately $14.3 million, which is an increase of $11.5 million from December 31, 2005 of $2.8 million. During fiscal 2006, we raised approximately $22.0 million from the issuance of Series B Preferred Stock and Senior Secured Debt, net of offering costs of approximately $2.4 million and the repayment of senior secured debt of approximately $2.8 million. We used cash during the year ended December 31, 2006 primarily for start-up costs at our Anaheim facility of approximately $2.7 million and general operating expenses of approximately $2.9 million and for the purchase of fixed assets related to the completion of our first plant of approximately $4.9 million. We estimate that our cash will sustain operations through approximately December 2008, based on our current expected burn rate, exclusive of any significant costs to make substantial changes to our initial facility or construct additional facilities, if we choose to do so.

In May 2006 we raised $19.9 million in cash from the sale of Series B Redeemable Convertible Preferred Stock, net of offering costs of approximately $2.3 million and the repayment of Senior Secured Debt of approximately $2.8 million. These funds were used in part during 2006 approximately as follows: plant start-up and operating costs of $2.1 million, general administrative expenses of $1.5 million and equipment purchases of $2.1 million.

CONTRACTUAL COMMITMENTS

         As of December 31, 2006, the scheduled maturities of our long-term contractual obligations were as follows:

                                                                      Payments Due by Period
                                            ---------------------------------------------------------------------------
                                             Less than                                        After
                                              1 year         1-3 Years       4-5 Years        5 Years          Total
                                            -----------     -----------     -----------     -----------     -----------
Operating leases (for plant and office)     $   253,264     $   441,381     $   402,294     $   519,628     $ 1,616,567
Capital leases (plant equipment)                 45,615          80,351              --              --         125,966
Redeemable Convertible Preferred Stock               --              --      52,960,000              --      52,960,000
                                            -----------     -----------     -----------     -----------     -----------
Total                                       $   298,879     $   521,732     $53,362,294     $   519,628     $54,702,533
                                            ===========     ===========     ===========     ===========     ===========

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

RECENT ACCOUNTING PRONOUNCEMENTS

FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 Summary - On July 13, 2006, FASB Interpretation (FIN) No. 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As we provide for a 100% reserve against our deferred tax asset, management does not believe that this statement will have a material effect on the financial statements.

SFAS No 157, Fair Value Measurements - In September 2006, the FASB issued SFAS No 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No 157 will be effective for our company beginning January 1, 2008. Management is currently in the process of assessing the provisions of SFAS No 157 and determining how this framework for measuring fair value will affect the current accounting policies and procedures and our financial statements. Management has not determined whether the adoption of SFAS No 157 will have a material impact on our consolidated financial statements.

SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities - The FASB issued SFAS No 159 which permits an entity to chose to measure many financial instruments and certain other items at fair value. SFAS No 159 will be effective for our company beginning January 1, 2008. Management is currently in the process of assessing the provisions of SFAS No 159 and determining how it will affect the current accounting policies and procedures and our financial statements. Management has not determined whether the adoption of SFAS No 159 will have a material impact on our consolidated financial statements.

EITF Issue No. 06-8, Issuer's Accounting for a Previously Bifurcated Conversion Option in Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities. This issue is effective for previously bifurcated conversion options in convertible debt instruments that cease to meet the bifurcation criteria in Statement 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to November 29, 2006. We had not bifurcated conversion options as of March 28, 2007.

SAB 108, Interpretations in by the SEC staff regarding the process of quantifying financial statement misstatements. In this bulletin the SEC staff gives guidance on determining the material of misstatements in the financial statements of the issuer. Although we are not aware of any material misstatements in our financial statements, we may be required to restate its financial statements in the future do to the guidelines given in this bulletin.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2006, we had cash and cash equivalents and short-term investments of $14.3 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of out portfolio. We actively monitor changes in interest rates.

We did not have any financial instruments sensitive to changes in interest rates at December 31, 2006 or at December 31, 2005. We currently do not conduct any business outside of the United States and therefore are not subject to risks from changes in foreign currency exchange rates.

If and when we begin to generate substantive revenues from our operations, we anticipate that we will be exposed to price changes in the commodity goods we sell in the ordinary course of our business, which changes could have a significant impact on our results of operations. We may in the future use financial instruments to manage our exposure to changes in commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
Report of Independent Registered Public Accounting Firm                      35
Financial Statements:
     Consolidated Balance Sheets                                             36

     Consolidated Statements of Income (Loss)                                38

     Consolidated Statements of Stockholders' Equity (Deficit)               39

     Consolidated Statements of Cash Flows                                   40

Notes to Audited Consolidated Financial Statements                           42

Schedules have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

             Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Stockholders of World Waste Technologies, Inc. San Diego, California

We have audited the accompanying consolidated balance sheets of World Waste Technologies, Inc. and subsidiaries (a developmental stage enterprise) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Waste Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $41,635,863 and expects to incur substantial additional costs and capital expenditures. The
Company has not generated any significant revenues to date. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in
Note 2 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

March 30, 2007

                         WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                  (A DEVELOPMENT STAGE COMPANY)

                                   CONSOLIDATED BALANCE SHEETS

                                                                    December 31,    December 31,
                                                                        2006            2005
                                                                    ------------    ------------

ASSETS:
Current Assets:
   Cash and cash equivalents                                        $ 14,330,840    $  2,864,377
   Accounts Receivable                                                    12,517              --
   Prepaid Expenses                                                      174,589         181,912
   Debt Offering Cost                                                         --         453,264
                                                                    ------------    ------------
Total Current Assets                                                  14,517,946       3,499,553
                                                                    ------------    ------------

Fixed Assets:
   Machinery and Equipment, net of accumulated depreciation of
   $673,201 at December 31, 2006 and $30,958 at December 31, 2005      6,460,326      12,926,284
   Construction in Progress                                              114,238       4,094,263
   Leasehold improvements, net of accumulated depreciation
   of $271,164 at December 31, 2006                                    2,693,163              --
                                                                    ------------    ------------

   Total Fixed Assets                                                  9,267,727      17,020,547
                                                                    ------------    ------------

Other Assets:
   Deposits, long term                                                    36,519         104,839
   Patent License, net of accumulated Amortization of
   $88,591 at December 31, 2006 and $0 at December 31, 2005            1,266,014         556,605
                                                                    ------------    ------------
     TOTAL ASSETS                                                   $ 25,088,206    $ 21,181,544
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                 $    503,752    $  1,292,810
   Accrued Salaries Payable                                              136,635         217,684
   Accrued Retention Payable                                                  --         380,572
   Deposit on Senior Secured Debt                                             --         250,000
   Capital Lease, short term                                              45,615              --
   Other Liabilities                                                     245,986         188,039
                                                                    ------------    ------------
Total Current Liabilities                                                931,988       2,329,105
                                                                    ------------    ------------



   Capital Lease, long term                                               80,351              --
   Senior Secured Debt (See Note 8)                                           --       3,191,811
   Warrant Liabilities                                                        --         618,654
                                                                    ------------    ------------
Total Long Term Liabilities                                               80,351       3,810,465
     TOTAL LIABILITIES                                                 1,012,339       6,139,570
                                                                    ------------    ------------

Redeemable Convertible Preferred Stock (See Note 9)                   14,506,849       7,096,544

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY

   Common Stock - $.001 par value:
      100,000,000 shares authorized, 25,412,662  and
      24,686,230 shares issued and outstanding at
      December 31, 2006 and December 31, 2005, respectively               25,412          24,686

   Additional Paid-in Capital                                         51,179,469      15,961,816
   Deficit Accumulated during development stage                      (41,635,863)     (8,041,072)
                                                                    ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY                                          9,569,018       7,945,430
                                                                    ------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 25,088,206    $ 21,181,544
                                                                    ============    ============

The accompanying notes form an integral part of these consolidated financial statements.




                                 WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                          (A DEVELOPMENT STAGE COMPANY)

                                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                     Year             Year            Year        June 18, 2002
                                                     Ended            Ended           Ended       Inception to
                                                   12/31/2006      12/31/2005      12/31/2004      12/31/2006
                                                  ------------    ------------    ------------    ------------
GROSS REVENUE:                                    $     93,784    $         --    $         --    $     93,784

      Disposal of Rejects                              (65,526)             --              --         (65,526)
      Plant Operation Cost                          (2,720,922)             --              --      (2,720,922)
      Depreciation                                  (1,843,615)             --              --      (1,843,615)
                                                  ------------    ------------    ------------    ------------
Total Cost of Goods Sold                            (4,630,063)             --              --      (4,630,063)
                                                  ------------    ------------    ------------    ------------
Gross Margin                                        (4,536,279)             --              --      (4,536,279)
                                                  ------------    ------------    ------------    ------------
General and Administrative Expense
      Research and Development                        (273,894)       (250,060)       (284,587)     (1,041,280)
      General and Administrative                    (4,154,108)     (3,601,754)     (2,146,407)    (10,757,399)
      Impairment of  Assets                         (9,737,344)     (9,737,344)
                                                  ------------    ------------    ------------    ------------
      Loss from Operations                         (18,701,625)     (3,851,814)     (2,430,994)    (26,072,302)
                                                  ------------    ------------    ------------    ------------
      Interest Income (Expense)                        107,810          63,485         (65,194)         30,002
      Financing Transaction Expense                 (7,442,426)     (7,442,426)
      Change in Warrant Liability                    1,079,721         709,412              --       1,789,133
                                                  ------------    ------------    ------------    ------------
      Net Loss before Provision for Income Tax     (24,956,520)     (3,078,917)     (2,496,188)    (31,695,593)
                                                  ------------    ------------    ------------    ------------
      Income Taxes                                          --              --              --              --
                                                  ------------    ------------    ------------    ------------
      Net Loss                                    $(24,956,520)   $ (3,078,917)   $ (2,496,188)   $(31,695,593)
                                                  ------------    ------------    ------------    ------------
      Preferred Stock Dividend and Amortization
      Of Beneficial Conversion Feature, Warrants
      And Offering Costs (Note 10)                  (8,638,271)     (1,234,473)             --      (9,872,744)
                                                  ------------    ------------    ------------    ------------
      Net Loss attributable to Common
      Shareholders                                $(33,594,791)   $ (4,313,390)   $ (2,496,188)   $(41,568,337)
                                                  ============    ============    ============    ============
      BASIC AND DILUTED NET LOSS PER SHARE
      ATTRIBUTABLE TO COMMON SHAREHOLDERS         $      (1.34)   $      (0.18)   $      (0.15)   $      (2.34)
                                                  ============    ============    ============    ============
      WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING USED IN CALCULATION               25,021,530      24,277,661      17,104,555      17,789,721
                                                  ============    ============    ============    ============

   *  APPROXIMATELY $67,526 IN CONSULTING AND TRAVEL EXPENSES INCURRED PRIOR TO
      INCEPTION OF THE BUSINESS ON JUNE 18, 2002 ARE NOT INCLUDED.

The accompanying notes form an integral part of these consolidated financial statements.



                                         WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                             (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        Additional      Common
                                                                         Paid in         Stock         Accumulated
                                            Shares        Dollars        Capital      Subscription       Deficit *        Total
                                         ------------   ------------   ------------    ------------    ------------    ------------
Preformation Expenses                              --   $         --   $         --    $         --    $    (67,526)   $    (67,526)
Formation - June 18, 2002                   9,100,000            100         73,036              --              --          73,136
Net Loss - 2002                                    --             --             --              --        (359,363)       (359,363)
                                         ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2002                           9,100,000   $        100   $     73,036              --    ($   426,889)   ($   353,753)
                                         ============   ============   ============    ============    ============    ============
Additional Paid in Capital                         --             --            100              --              --             100
Common Stock Subscribed                            --             --             --         125,000              --         125,000
Net Loss - 2003                                    --             --             --              --        (804,605)       (804,605)
                                         ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2003                           9,100,000   $        100   $     73,136    $    125,000    ($ 1,231,494)   ($ 1,033,258)
                                         ============   ============   ============    ============    ============    ============
Merger with Waste Solutions, Inc.           7,100,000             63          2,137              --              --           2,200
Common Stock Subscriptions                    125,000              1        124,999        (125,000)             --              --
Common Stock and warrants net of
  offering cost prior to VPTI merger        3,045,206             31      3,952,321              --              --       3,952,352
Shares cancelled                             (500,000)            (5)             5              --              --              --
Warrants Issued                                    --             --        281,171              --              --         281,171
Merger with VPTI                            1,200,817         21,062        (21,062)             --              --              --
Conversion of Promissory Notes              1,193,500             12      1,193,488              --              --       1,193,500
Accrued Interest on Notes Forgiven                 --             --        135,327              --              --         135,327
Common Stock and warrants net of
  offering cost                             1,460,667          1,461      2,865,462              --              --       2,866,923
Amortization of stock options and
  warrants to employees and consultants            --             --        217,827              --              --         217,827
Net Loss - 2004                                    --             --             --              --      (2,496,188)     (2,496,188)
                                         ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2004                          22,725,190   $     22,725      8,824,811    $          0    ($ 3,727,682)   $  5,119,854
                                         ============   ============   ============    ============    ============    ============
Common Stock and warrants net of
  offering cost                             1,961,040          1,961      3,072,116              --              --       3,074,077
Amortization of stock options and
  warrants to employees and consultants            --             --        654,220              --              --         654,220
Dividend Redeemable (Preferred Stock)              --             --        106,645              --        (671,769)       (565,124)
Warrants Issued                                    --             --        861,853              --              --         861,853
Bridge Financing Warrants                          --             --      1,114,105              --              --       1,114,105
Beneficial Conversion Feature on
  Redeemable Preferred Stock                       --             --      1,328,066              --              --       1,328,066
Amortization of Beneficial Conversion
Feature, Warrants, and Offering Costs
  on Redeemable Preferred Stock                    --             --             --              --        (562,704)       (562,704)
Net Loss - December 2005                           --             --             --              --      (3,078,917)     (3,078,917)
                                         ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2005                          24,686,230   $     24,686     15,961,816    $          0    ($ 8,041,072)   $  7,945,430
                                         ============   ============   ============    ============    ============    ============
Common Stock and warrants net of
  offering cost                               262,851            263          9,561              --              --           9,824
Amortization of stock options and
  warrants to employees and consultants            --             --        989,252              --              --         989,252
Dividend (Preferred Stock)                         --             --        386,954              --      (2,920,893)     (2,533,939)
Warrants Issued Preferred Stock (See
  Note 9)                                          --             --      1,647,250              --              --       1,647,250
Senior Secured Debt Warrants (See Note 8)          --             --        787,500              --              --         787,500
 Beneficial conversion feature - Series B          --             --     18,207,102              --              --      18,207,102
Conversion of Series B Preferred Stock        296,581            296        840,716              --              --         841,012
Series B Investor & Placement warrants             --             --      7,922,663              --              --       7,922,663
Series A Investor warrants                         --             --      3,065,931              --              --       3,065,931
Elimination of Warrant Liabilities                 --             --        674,420              --              --         674,420
UAH Stock for Purchase of Patent              167,000            167        697,833              --              --         698,000
Registration Filing Fees                           --             --        (11,529)             --              --         (11,529)
Amortization of Beneficial Conversion
  Feature, Warrants, and Offering Costs
  on Redeemable Preferred Stock                    --             --             --              --      (5,717,378)     (5,717,378)
Net Loss - 2006                                    --             --             --              --     (24,956,520)    (24,956,520)
                                         ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2006                          25,412,662   $     25,412     51,179,469    $          0    ($41,635,863)   $  9,569,018
                                         ============   ============   ============    ============    ============    ============




                                         WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                             (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)

                                              CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                 June 18, 2002
                                                   Year End       Year End        Year End       (Inception) to
                                                Dec. 31, 2006    Dec 31. 2005    Dec 31. 2004    Dec. 31, 2006
                                                 ------------    ------------    ------------    ------------
Cash Flow from Operating Activities:
     Net Loss                                    $(24,956,520)   $ (3,078,917)   $ (2,496,188)   $(31,695,593)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Impairment of Assets                           9,737,344              --              --       9,737,344
     Depreciation and amortization                  1,937,242          14,450           8,315       1,968,200
     Interest Forgiveness                                  --              --         135,327         135,327
     Warrant and Common Stock Issued for
     Consulting                                            --          10,000          74,566          84,566
     Amortization of warrants & Options to
     Employees                                        989,252         654,220         217,827       1,861,298
     Fair Value adjustment warrant liability       (1,079,722)       (709,412)             --      (1,789,134)
     Financial transaction Expense                  7,442,426              --              --       7,442,426
     Amortization of offering cost                    252,277              --              --         252,277
Changes in operating assets and liabilities:
     Accounts Receivable                              (12,517)             --              --         (12,517)
     Prepaid Expenses                                   7,323         (87,709)             --        (174,589)
     Accounts Payable                                 324,261          64,761         102,230         503,752
     Accrued Salaries                                 (81,049)         84,981           9,873         136,635
     Accrued Litigation Settlement                   (122,500)        122,500
     Accrued Other Liabilities                         69,847          61,898         (64,307)        245,986
                                                 ------------    ------------    ------------    ------------
     Net Cash used in Operating Activities         (5,369,836)     (3,108,228)     (1,889,857)    (11,304,022)
                                                 ------------    ------------    ------------    ------------
Cash flows from investing activities:
     Construction in Progress                        (114,238)     (3,387,621)       (633,068)     (4,157,443)
     Deposits on Equipment                                --       (3,688,179)     (2,560,458)     (5,231,636)
     Purchase Machinery & Equipment                (4,767,696)     (4,561,605)       (518,924)    (10,879,576)
     Patient License                                  (90,890)             --        (167,500)       (440,890)
     Deposits                                          68,320           9,439        (114,278)        (36,519)
                                                 ------------    ------------    ------------    ------------
     Net cash used in investing activities         (4,904,503)    (11,627,966)     (3,994,228)    (20,746,064)
                                                 ------------    ------------    ------------    ------------
Cash flows from financing activities:
     Notes Receivable                                      --              --          12,336              --
     Note Payable                                          --         (22,368)         (5,342)             --
     Deposit on Senior Secured Debt                        --         250,000              --              --
     Redeemable Convertible Preferred Stock        22,585,015       9,486,703              --      32,071,718
     Senior Secured Debt                            2,000,000       4,008,353              --       6,265,000
     Senior Secured Debt Offering Cost               (122,424)       (298,098)             --        (420,523)
     Payment of Senior Secured Debt                (2,785,000)             --              --      (2,785,000)
     Warrants, Common Stock and
       Additional Paid in Capital                      63,211       3,047,479       6,837,975      11,249,731
                                                 ------------    ------------    ------------    ------------
     Net cash provided by financing activities     21,740,802      16,472,069       6,844,969      46,380,926
                                                 ------------    ------------    ------------    ------------
Net Increase in Cash                               11,466,463       1,735,875         960,883      14,330,840
Cash and Cash Equivalents at beginning of year      2,864,377       1,128,502         167,619              --
                                                 ------------    ------------    ------------    ------------
Cash and Cash Equivalents at end of year           14,330,840       2,864,377       1,128,502      14,330,840
                                                 ============    ============    ============    ============
     Interest (Paid) Received                    $    107,810    $     63,485    $    (65,194)   $     30,002
     Income Taxes Paid



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

* Accounts Payable of $1,266,060 and other liabilities of $ 114,242 at December
31, 2005 related to asset acquisitions. The impact has been adjusted in the year ended December 31, 2006 statement of cash flow.

* During the year ended December 31, 2006, non-cash interest expense of $340,343 was capitalized in fixed assets.

* During the year ended December 31, 2006, $3,488,000 of Senior Secured Debt was exchanged for Series B Preferred Stock.

* During the year ended December 31, 2006, the Company issued 167,000 shares of common stock for the purchase of a patent from the University of Alabama in Huntsville at a fair value on the date of issuance of approximately $698,000.

*During the year ended December 31, 2006, the Company transferred all of its construction in progress to Leasehold Improvements and Machinery and Equipment.

The accompanying notes form an integral part of these consolidated financial statements.


                                       41

                 WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (FORMERLY WORLD WASTE OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006


NOTE 1.     DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the accounts of World Waste Technologies, Inc. (Formerly World Waste of America, Inc.) and its wholly owned subsidiaries World Waste of Anaheim, Inc., and World Waste of California, Inc. (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated upon consolidation. World Waste Technologies, Inc. (WWTI), a California corporation, was formed on June 18, 2002 as World Waste of America, Inc. WWTI holds the United States license from Bio-Products International, Inc. with respect to patented technology developed at the University of Alabama in Huntsville, and other related intellectual property, which technology was designed to convert a significant percent of municipal solid waste into a cellulose biomass containing material. It is anticipated that additional value will be realized through the capture of inorganic, recyclable materials such as aluminum, steel, tin, and other products. The Company intends to generate revenue from receiving the waste (tipping fees) and from selling products produced from the cellulose biomass, recyclable materials and other products.

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

NOTE 2.     GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the year ended December 31, 2006 of $24,956,520 compared to net losses of $3,078,917 and $2,496,188 for the years ended December 31, 2005 and 2004,respectively, and the Company had an accumulated deficit attributable to common shareholders of $41,635,863 at December 31, 2006. The Company expects to incur substantial additional losses and costs and capital expenditures before it can operate profitably. These issues raise substantial doubt about the Company's ability to continue as a going concern. The ability to operate profitably is subject to resolving significant operating issues or developing other products. The Company's ability to accomplish this is dependent on successful research and development, engineering and the obtaining additional funding. If the Company is unsuccessful, it may be unable to continue as a going concern for a reasonable period of time.

There can be no assurance that the Company's research and development and engineering activities or any future efforts to raise additional debt and/or equity financing will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations.

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

The Company used estimates to perform the undiscounted cash flow projections used in the impairment analysis of the Anaheim plant assets, see Fixed Assets below. The estimates of future operating costs and future revenues and plant alterations were derived from operating results during the last nine months and results from research and development activities.

REVENUE RECOGNITION

Revenue for receiving Municipal Solid Waste (MSW) is recognized when the MSW is delivered. Revenue for products sold, such as unbleached fiber, metals and aluminum, are recognized when the product is delivered to the customer.

All shipping and handling costs are accounted for as cost of goods sold.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased, which are not securing any corporate obligations, to be cash equivalents. The Company has no cash equivalents at December 31, 2006.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in a financial institution. Cash balances at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in connection with such accounts.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded gross. All trade accounts receivable are reviewed monthly on an account-by-account basis for collectability and appropriate reserves are made when collectability is unlikely. There have been no reserves recorded or write offs made from inception to date.

FIXED ASSETS

Machinery and Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in the Anaheim plant, over the remaining life of the lease, whichever is shorter. Due to the fact that at the time the assets were placed into service the lease had 8 years and two months remaining, all assets and leasehold improvements at the Anaheim facility are being depreciated over a maximum of 8 years and two months on a straight line basis. Maintenance and repairs are expensed as incurred.

The Company completed the construction of its initial plant in Anaheim, California early in the second quarter of 2006. The Company capitalized all costs directly associated with developing the plant, including interest, in accordance with FAS34, and labor, throughout the construction period. Total capital interest and labor during the construction period was $765,560 and $410,895, respectively. The Company placed into service and began depreciating the assets related to this facility in the second quarter of 2006.

The assets at the Anaheim plant are comprised of two basic technologies, the front half of the plant consists of assets related to the Company's core patented technology related to "steam classification" and material separation and the back half of the plant consist of assets related to screening and cleaning of the cellulose biomass material to prepare it for sale to paper mills. During the plant start up phase, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. The Company decided not to make the capital improvements necessary to the Anaheim plant's wetlap process or back half which the Company considers necessary in order to recover the carrying amount of the wetlap plant assets through projected future undiscounted cash flow from its operation. Consequently, the Company recorded a charge of $9,737,344 which represented the net carrying value of the wetlap process (or "back half") equipment. The charge was equal to the carry cost of the assets of the wetlap process, net of accumulated depreciation. The Company did not record an impairment charge for the steam classification equipment (or "front half") of the plant because the Company intends to use that equipment in research and development activities as part of its development of alternative back end processes such as, but not limited to, gasification and acid hydrolysis and it also believes that by making certain improvements to the plant, such as adding equipment for energy co-generation, and changing the use of the cellulose biomass mass from the wetlap process to another application, such as its use as a form of fuel, the future undiscounted cash flow from its operations imght cover the capitalized cost.

During 2007, the Company plans to operate primarily in the research and development mode. Consequently, depreciation of the "steam classification" equipment may be charged to research and development under FASB 2, "Accounting for Research and Development Costs."

The Company capitalizes leases in accordance with FASB 13, "Accounting for Leases."

INTANGIBLES

Intangible assets are recorded at cost. On May 1, 2006, pursuant to a Patent Assignment Agreement and a Patent Assignment, both dated as of May 1, 2006 (the "Patent Assignment Agreement and a Patent Assignment"), the Company completed the purchase of all right, title and interest in United States Patent No. 6,306,248 (the "Patent") and related intellectual property, subject to existing licenses, from the University of Alabama in Huntsville for $100,000 and 167,000 shares of the Company's unregistered common stock valued at approximately $698,000, based on the market price of the stock on the date issued, May 1, 2006.

We continue to exploit the technology covered by the Patent through a sublicense from the original licensee, Bio-Products, International, Inc. (BPI). By virtue of our acquisition of the Patent, we now own all rights, title and interest in the Patent, subject to BPI's existing license, which in turn continues to sublicense the technology to us.

Prior to the purchase of the Patent, the Company's only intangible asset was the sub-license from BPI for the patented technology and other related intellectual property.

The Company began amortizing its intangible assets during the second quarter of 2006 upon completion of its first facility, on a straight-line basis over the remaining life of the intellectual property. The Patent expires in 2017 and the license expires in 2022.

The Company's policy regarding intangible assets is to review such intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the review indicates that intangible assets are not recoverable (i.e. the carrying amounts are more than the future projected undiscounted cash flows), their carrying amounts would be reduced to fair value. The Company carried no goodwill on its books at either December 31, 2006 or December 31, 2005. Further, during the years ended December 31, 2006 and December 31, 2005, the Company had no material impairment to its intangible asset.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

Convertible preferred Stock which may be redeemable for cash at the determination of the holder is classified as mezzanine equity, in accordance with FAS 150, EITF Topic D 98 and ASR 268, and is shown net of discounts for offering costs, warrant values and beneficial conversion features.

SEGMENT REPORTING

The Company currently operates in a single segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis when appropriate to do so.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2006, December 31, 2005 and December 31, 2004, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash, note receivable, note payable, accounts payable and other accrued liabilities approximate fair value due to either their short-term nature or interest rates which approximate market rates.

RECLASSIFICATION

Certain amounts for the year ended December 31, 2005 have been reclassified to conform with the presentation of the December 31, 2006 amounts. These reclassifications had no effect on reported net loss.

STOCK-BASED COMPENSATION

During the fourth quarter of 2004, the Company adopted SFAS No. 123 entitled, "Accounting for Stock Based Compensation." Accordingly, the Company has expensed the compensation cost for the options and warrants issued based on the fair value at the warrant grant dates. During the quarter ended March 31, 2006, the Company adopted SFAS No. 123R "Share Based Payments". Because the Company had already been accounting for it stock-based compensation on an estimated fair value basis, the adoption of SFAS No. 123R did not have a material impact on the financial statements of the Company.

As of December 31, 2006, the Company had one share-based compensation plan, which is described below. The compensation cost that has been charged against income for the plan was $931,792, $422,708, $45,577 and $1,431,988 for the years ended December 31, 2006, 2005 and 2004 and from inception to December 31, 2006, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. As of December 31, 2006, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

The Company's 2004 Incentive Stock Option Plan (the Plan), which is shareholder-approved, provides for the issuance by the Company of a total of up to 2.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on 2 to 4 years of continuous service and have 10-year contractual terms. The Company granted 100,000 during 2006. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The Company plans to adopt a new incentive stock plan in 2007.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company's common stock from August 24, 2004 through November 30, 2006. Although the Company uses historical data to estimate option exercise and employee terminations within the valuation model, because of its limited history the Company has assumed that all options will be exercised and that there will be no employee resignations or terminations. As and when employee resignations or terminations occur, the Company stops amortizing the expense associated with the options. The expected term of options granted was estimated to be the vesting period of the respective options, which the Company believes provides a reasonable estimation of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the LIBOR rate at the time of grant.

                            YEAR ENDED 2006   YEAR ENDED 2005   YEAR ENDED 2004
                            ---------------   ---------------   ---------------

Expected volatility               70 %                  70 %         70 %
Expected dividends                 0 %                   0 %          0 %
Expected term (in years)           4                2 to 4            4
Risk-free rate                  4.64 %         3.7% - 4.82 %       3.60 %

A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below:

                                                                       Weighted-
                                               Weighted-    Average    Aggregate
                                               Average     Remaining   Intrinsic
                                               Exercise   Contractual    Value
Options                              Shares      Price        Term       ($000)
--------------------------------  -----------  ---------  -----------  ---------
Outstanding at January 1, 2006     1,587,000   $   2.42       9.4            --
Granted                              100,000       2.05      10              --
Exercised
Forfeited or expired                 100,000   $   2.70       9.3            --
Outstanding at December 31, 2006   1,587,000   $   2.36       8.1      $ (1,089)
Exercisable at December 31, 2006     896,270   $   2.30       7.9      $   (584)

The weighted-average grant-date fair value of options granted during 2006, 2005 and 2004, was $1.50, $1.20 and $1.55, respectively. There have been no options exercised since inception. When options are exercised, the Company will issue new shares to the recipient.

As of December 31, 2006, there was $1,359,732 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Non employment stock warrants outstanding:

                                                   Weighted         Weighted
                                                    Average       Average Grant
                                       Number    Exercise Price  Date Fair Value
-----------------------------------------------  --------------  ---------------

Outstanding at December 31, 2005      2,212,362  $         1.83  $         1.84
Exercisable at December 31, 2005      2,212,362  $         1.83  $         1.84
Granted during the period             5,441,520  $         2.40  $         2.56
Vested during the period              5,441,520  $         2.40  $         2.56
Exercised during the period             243,175  $         0.40  $         2.07
Cancelled                               407,560  $         4.00  $         3.26
Outstanding at December 31, 2006      7,003,147  $         2.19  $         2.31
Exercisable at December 31, 2006      7,003,147  $         2.19  $         2.31

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 25,793,629, consisting of employee options of 1,587,000, non employment warrants of 6,999,147, Preferred Series A of 5,554,278 and Preferred Series B of 11,653,204, were not included in the calculation of diluted earnings per share at December 31, 2006 and common stock equivalents of 8,101,011 were not included in the calculation of diluted earnings per share at December 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS No 157, Fair Value Measurements - In September 2006, the FASB issued SFAS No 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No 157 will be effective for the Company beginning January 1, 2008. Management is currently in the process of assessing the provisions of SFAS No 157 and determining how this framework for measuring fair value will affect the current accounting policies and procedures and our financial statements. Management has not determined whether the adoption of SFAS No 157 will have a material impact on the Company's consolidated financial statements.

SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities - The FASB issued SFAS No 159 which permits an entity to chose to measure many financial instruments and certain other items at fair value. SFAS No 159 will be effective for the Company beginning January 1, 2008. Management is currently in the process of assessing the provisions of SFAS No 159 and determining how it will affect the current accounting policies and procedures and our financial statements. Management has not determined whether the adoption of SFAS No 159 will have a material impact on the Company's consolidated financial statements.

EITF Issue No. 06-8, Issuer's Accounting for a Previously Bifurcated Conversion Option in Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities. This issue is effective for previously bifurcated conversion options in convertible debt instruments that cease to meet the bifurcation criteria in Statement 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to November 29, 2006. The Company has not bifurcated conversion options as of March 15, 2007.

SAB 108, Interpretations in by the SEC staff regarding the process of quantifying financial statement misstatements. In this bulletin the SEC staff gives guidance on determining the material of misstatements in the financial statements of the issuer. Although the Company is not aware of any material misstatements in its financial statements, it may be required to restate its financial statements in the future do to the guidelines given in this bulletin.

NOTE 4.     FINANCING EXPENSE

Financing expenses for the year ended December 31, 2006 were comprised of the following(there was no financing expense in 2005):

                                                                     Year Ended
                                                                    December 31,
                                                                        2006
                                                                    ------------

Fair value of warrants issued for consent to issue
   Senior Secured Debt on February 6, 2006 (see Note 8)             $  1,647,250
Early extinguishment of Senior Secured Debt -
   unamortized warrant value and offering costs
   (see Note 8)                                                        1,593,758
Change in fair value of Series A Preferred due to
   modification of conversion ratio and warrants upon
   issuance of Series B Preferred in accordance with
   anti-dilution provisions (see Note 9)
                                                                       4,201,418
                                                                    ------------
Total                                                               $  7,442,426
                                                                    ============

NOTE 5.     LICENSE AGREEMENT

On June 21, 2002, the Company entered into a U.S. technology sub-license agreement with Bio-Products International, Inc. (BPI), an Alabama corporation with respect to certain intellectual property and patented methods and processes. This agreement was amended on June 21, 2004 and again on August 19, 2005. The technology was designed to provide for the processing and separation of material contained in Municipal Solid Waste (MSW). This unique process treats MSW with a combination of time, temperature and steam pressure. Temperatures of several hundred degrees cook the material, and the pressure and agitation causes a pulping action. This combination is designed to result in a significant volume reduction, yielding high-density, cellulose biomass product that is ready for processing and/or market. The most recent patent includes the capturing of all Volatile Organic Compounds and was granted by the United States Patent and Trademark Office in October 2001.

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

The Company continues to exploit the technology covered by the Patent through the sublicense from the original licensee, BPI. By virtue of our acquisition of the Patent, we now own all rights, title and interest in the Patent, subject to BPI's existing license, which in turn continues to sublicense the technology to us.

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

In addition, the Company is obligated to pay a royalty for every ton of waste processed using the licensed technology as follows:

                                                 Tons processed
                                                 --------------
                 Rate                               per day
                 ----                               -------
                $0.50                                 1 - 2,000
                $1.00                            2,001 - 10,000
                $1.50                             10,001 and up

The Company is also obligated to pay a bonus to BPI of two and one half percent (2.5%) of the gross sales price in excess of ten dollars ($10.00) per ton for the cellulose biomass product produced from MSW, utilizing the technology.

As additional consideration and for their experience and know-how regarding the technology, the Company agreed to pay BPI a monthly payment for technical services of $10,000 per month from January 2003 to April 2004 and $20,000 per month until the first plant processes or is able to process waste equal to or in excess of the facility's design capacity, and then $15,000 per month for five years thereafter. All amounts due were paid through January 31, 2007.

Due to the proprietary nature of the vessel design utilized in the process, the Company granted BPI the exclusive right of vessel manufacture, and agreed to purchase all required process vessels exclusively from Bio-Products at a fixed purchase price of the quoted cost plus 15%.

NOTE 6.     SIGNIFICANT CONTRACT

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

There is currently no estimate as to what the second phase will cost or if or when it might be commenced. The agreement also grants TI a right of first refusal for an additional 10 counties throughout California where TI has operations. Under the terms of this contract, TI is obligated to pay a per ton tipping fee to the Company. The initial tipping fee is $30 per ton (payable monthly) of "Net Processed Waste" (defined as the total residual municipal solid waste (RMSW) delivered to us less the total residual waste removed by Taormina for handling and disposal by Taormina). The tipping fee is subject to increase or decrease based upon changes in certain county landfill disposal fees Taormina is required to pay. The Company's process is also expected to mechanically sort and collect standard recyclable materials such as scrap steel, cans, and aluminum. Under the terms of this first contract it is anticipated that these materials will be collected and sold to Taormina for resale to commodities buyers. The ultimate success of the Company is highly dependent on the ability of both parties to the contract to fulfill their obligations, of which there can be no assurance.

In the agreement, we represented to Taormina that the residual waste we deliver to them would not exceed 40%, by weight, of the associated RMSW delivered to us by Taormina. Currently, we are not in compliance with this representation because the waste that we are delivering to Taormina contains too high a quantity of residual streams of waste that Taormina must send to landfill. Due to the start-up nature of our operations, we have not yet determined the most efficient method of resolving this issue or any such method is economically feasable. Potential solutions include identifying third party sources willing to accept these residual streams, and/or making changes to our process. Until we are able to remedy this situation, Taormina could attempt to renegotiate or terminate the agreement or refuse to accept any waste from us.

Effective July 26, 2004, the Company entered into a ten-year operating lease agreement, with TI for the site of the Company's initial processing facility. This lease agreement was amended on March 17, 2005 and July 27, 2005. The lease requires monthly rent of $15,900, subject to annual cost-of-living adjustments. The Company paid a security deposit of $31,800.

NOTE 7.     INCOME TAXES

INCOME TAXES

         The components of the income tax (expense) benefit for the fiscal years ended December 31, 2006, 2005 and 2004, and for the period from June 18, 2002 (inception) to December 31, 2006, are as follows:

                                                                   JUNE 18, 2002
                                                                         TO
                           DECEMBER 31, DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                              2006          2005          2004          2006
                           ----------    ----------    ----------    ----------
Federal (expense) benefit:
Current                             0             0             0             0
Deferred                    6,368,019     1,025,022       745,151     8,520,702
Valuation allowance        (6,368,019)   (1,025,022)     (745,151)   (8,520,702)
State (expense) benefit:
Current                             0             0             0             0
Deferred                    1,817,123       279,770       212,294     2,418,051
Valuation allowance        (1,817,123)     (279,770)     (212,294)   (2,418,051)
                           ----------    ----------    ----------    ----------
Total income tax (expense)
benefit                             0             0             0             0
                           ==========    ==========    ==========    ==========

         The income tax (expense) benefit differs from the federal statutory rate because of the effects of the following items for the fiscal years ended December 31, 2006, 2005, and 2004, and for the period from June 18, 2002 (inception) to December 31, 2006:

                                                                 JUNE 18, 2002
                                                                      TO
                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                           2006          2005          2004          2006
                        ------------  ------------  ------------  --------------
Statutory rate             34.0%         34.0%         34.0%         34.0%
State income taxes,
net of federal benefit      4.8%          5.7%          5.6%          5.1%
Start-up costs              0.0%          0.0%          0.0%          0.1%
Non-deductible items        0.5%          1.6%         -0.9%          0.6%
Warrant liability
adjustments                 1.5%          0.0%          0.0%          1.0%
Financing transaction
costs                      -8.0%          0.0%          0.0%         -6.3%
Change in valuation
allowance                 -32.8%        -41.3%        -38.7%        -34.5%
                        ------------  ------------  ------------  --------------
Effective tax
(expense) benefit rate      0.0%          0.0%          0.0%          0.0%
                        ============  ============  ============  ==============

         Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credits.

         The tax effected temporary differences and credit carryforwards comprising the Company's deferred income taxes as of December 31, 2006 and 2005 are as follows:

                                                  DECEMBER 31,      DECEMBER 31,
                                                      2006              2005
                                                  -----------       -----------
State taxes                                          (822,137)         (204,316)
Difference in basis of property                     3,671,118           (85,530)
Mark-to-Market Adjustment                                   0          (165,346)
Capitalized Start-up costs                            374,787           524,702
Reserves not currently deductible                      78,886            50,709
Deferred compensation                                 894,558           252,727
Net operating losses                                6,741,541         2,380,665
Valuation Allowance                               (10,938,753)       (2,753,611)
                                                  -----------       -----------
Net deferred income tax asset                               0                 0
                                                  ===========       ===========

         The Company has recorded a valuation allowance set forth above for certain deferred tax assets where it is more likely than not the Company will not realize future tax benefits related to these items. The net changes in the valuation allowance for the fiscal years ended December 31, 2006, 2005, and 2004, and for the period from June 18, 2002 (inception) through December 31, 2006 were $8,185,142, $1,304,792, $957,445 and $10,938,753, respectively.

         As of December 31, 2006, the Company has federal and state net operating loss carryforwards available to offset future taxable income of approximately $15,762,436 and $15,637,027, respectively. These federal and state net operating loss carryforwards expire through 2026 and 2016, respectively.

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

As described below (see Note 9), in May 2006 all of these Notes were either repaid or were exchanged for shares of the Company's Series B Preferred Stock.

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $0.01 per share. In connection with the sale and issuance of these securities, the Company and the investors entered into a Registration Rights Agreement, dated November 1, 2005, and subsequently amended on February 10, 2006, pursuant to which the Company agreed to use best efforts to include the shares of Common Stock issuable upon exercise of the Warrants on a registration statement filed by the Company with the Securities and Exchange Commission. The fair value of the Warrants was $1,187,422 on the issuance date. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of one and a half years. In accordance with APB Opinion 14, the fair value of the warrant issued to the investors of $1,187,422 was shown as a discount to the face value of the Senior Secured Notes on the balance sheet at the relative fair value of $923,450 and was also being amortized over 18 months, the term of the notes.

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

The Company's chief executive officer, worked with Cagan McAfee Capital Partners, LLC ("CMCP"); Laird Cagan, a Managing Director of CMCP, acted as a registered representative of Chadbourn in connection with this offering.

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

As described below (see Note 9), in May 2006 all of these Notes were either repaid or were exchanged for shares of the Company's Series B Preferred Stock.

In connection with the issuance of the Notes, the Company entered into a Registration Rights Agreement on February 10, 2006, pursuant to which the Company agreed to use best efforts to include the shares of Common Stock issuable upon exercise of the Warrants on a registration statement filed by the Company with the Securities and Exchange Commission. The registration statement was declared effective December 4, 2006.

Chadbourn Securities, Inc. served as the Company's placement agent in connection with the offering, and, for serving as such, received a cash fee from the Company of $27,500. The Company also agreed to reimburse Chadbourn for its reasonable expenses incurred in connection with the offering.

In addition to the fees referred to above, the Company paid $5,000 in cash to third party finders.

The debt offering costs of $122,424, consisting of placement agent fees, finders fees, and legal and administrative fees was shown as a current asset and was being amortized over 18 months. In accordance with APB Opinion 14, the fair value of the warrants issued to the investors was shown as a discount to the face value of the Notes on the balance sheet at its relative fair value of $787,500 and was also being amortized over 18 months, the term of the notes. Upon repayment, all unamortized placement fees and warrant value was expensed as Financing Transaction Expense (see Note 4).

In connection with the February 6, 2006 transaction, the holders of the Company's 10% Senior Secured Notes issued November 1, 2005 described above exchanged their notes for debentures on a dollar-for-dollar basis. Therefore, at the conclusion of the transaction the Company had a total of $6,265,000 of Senior Secured Debt outstanding.

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

On May 30, 2006, the Company completed the placement of Series B Cumulative Redeemable Convertible Participating Preferred Stock (Series B). Consistent with their contractual rights of participation, certain holders of the Senior Secured Debt elected to exchange their debt and accrued interest, or a portion thereof, into shares of Series B. The principal and accrued interest of the Senior Debt exchanged was $3,480,000 and $8,800, respectively. As required by the terms of the Notes, the balance of the Senior Debt of $2,785,000 and accrued interest thereon of $8,454 was repaid in full on May 30, 2006 with a portion of the proceeds of the sale of the Series B. As a consequence, all unamortized debt discount and offering costs were expensed (see Note 4).

As of December 31, 2006, no Senior Debt remained outstanding.

NOTE 9.     REDEEMABLE CONVERTIBLE PREFERRED STOCK

8% SERIES A CUMULATIVE REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK

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

The Company was required to apply the proceeds of the sale of the Securities primarily to the construction and operation of the Company's initial plant in Anaheim, California. The holders of the Series A currently have the right to elect a majority of the members of the Company's Board of Directors. This right will terminate, however, upon the first to occur of the Operational Date (generally defined as if and when the Company's initial plant in Anaheim, California first generates total operating cash flow of at least $672,000 for any consecutive three month period) or the date on which less than 50% of the shares of Series A remain outstanding.

Holders of Series A are entitled to receive cumulative dividends, payable quarterly in additional shares of Series A, at the rate of 8% per annum. This dividend rate was increased to 9% as of January 28, 2006 pursuant to the terms of the Series A as a result of the Company's failure to comply with certain registration rights provisions. As of December 5, 2006, the registration statement was declared effective and the dividend rate revered to 8%.

Each share of Series A is entitled to that number of votes equal to the number of whole shares of Common Stock into which it is convertible. In addition, so long as at least 50% of the shares of Series A remain outstanding, the Company is prohibited from taking certain actions without the approval of the holders of a majority of the outstanding shares of Series A.

The holders of a majority of the shares of Series A have the option to require the Company to redeem all outstanding shares of Series A on April 28, 2010 at a redemption price equal to $2.50 per share, plus accrued and unpaid dividends to that date. This amount will be equal to approximately $15 million. In the event the holders do not exercise this redemption right, all shares of Series A will automatically convert into shares of Common Stock on such date, as described below.

Because the Series A is redeemable at the end of five years, at the option of the holder, it has been classified as "mezzanine equity" on the balance sheet, in accordance with FAS 150, EITF Topic D 98 and ASR 268.

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

The Warrants are exercisable for a period of five years commencing as of their issuance date, initially at an exercise price of $4.00 per share (which exercise price was subsequently revised as described below). The fair value of the Warrants was $1,328,066 on the issuance date. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 5 years. The value of the Warrants was deducted from the face amount of the Series A Preferred and is being amortized as dividends. In accordance with EITF 00-19, the value of the Warrants has been recorded as a liability until such time as the Company meets the registration obligation of the underlying shares. In accordance with SFAS 133, the warrant liability is adjusted at the end of each reporting period to its fair value, and the adjustment is classified as other income (expense). The Company recognized $1,079,721 and $709,412 of other income for the years ended December 31, 2006 and 2005, respectively. The Company met the registration obligation on December 4, 2006 and the warrant liability was eliminated through additional paid in capital. We are required to maintain effectiveness of the registration statement, and therefore, will analyze the need to recognize the liability in accordance with EITF 00-19-2, "Accounting for Registration Payment Agreements."

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

In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a registration rights agreement granting the holders certain demand and piggyback registration rights with respect of the common stock issuable upon conversion of the Series A and exercise of the Warrants. The Company filed a registration statement with the SEC on August 4, 2005 to register these shares for resale. This registration statement was withdrawn on December 19, 2005. In May of 2006, the Company entered into an amended and restated registrations right agreement granting the Series A holders all the same rights received by the Series B holders. A new registration statement covering the resale of these shares has been filed. The registration statement was declared effective December 5, 2006. The registration rights agreement stipulated that if the registration statement was not declared effective by November 21, 2006, the Company had to pay 1 percent per month for a maximum of 6 months or 6 percent maximum. Between November 21, 2006 and December 5, 2006, the Company became obligated to pay the Series A Preferred Shareholders $50,000 in liquidated damages in the form of additional shares of Series A Preferred Stock. In connection with this transaction, certain of the Company's officers and significant shareholders (the "Locked Up Holders"), beneficially owning approximately 13 million shares of Common Stock, agreed that, subject to certain exceptions, they would not offer, sell, contract to sell, lend, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock with respect to which the holder has beneficial ownership until the earlier of 90 days following the conversion into Common Stock of at least 50% of the shares of Series A, or 90 days following the closing of a Qualified Public Offering (as defined in the registration rights agreement).

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

The accounting for the Series A is as follows:

Gross proceeds                                                     $ 10,189,000
Less: beneficial conversion feature                                  (1,328,066)
Less: offering costs                                                 (1,564,152)
Less: warrant value at issuance date                                 (1,328,066)
                                                                   ------------
Subtotal                                                              5,968,716
Cumulative amortization of the beneficial conversion
Feature                                                                 442,687
Cumulative amortization of offering costs                               521,380
Cumulative amortization of warrant costs                                442,687
Cumulative in kind dividend                                           1,613,841
                                                                   ------------
Balance at December 31, 2006                                       $  8,989,311
                                                                   ============

The consent of the holders of the Series A was required in order to consummate the issuance of the Senior Secured Debt discussed in Note 6 above. On February 6, 2006, the holders of the Series A gave such consent pursuant to a letter agreement with the Company (the "Series A Agreement"). Pursuant to the Series A Agreement, among other things, (i) the Company agreed to call a shareholders meeting to approve an amendment of certain provisions of the certificate of determination governing the terms of the Series A (including the change to the conversion rate described above), and (ii) the holders of Series A agreed to waive certain of their veto rights and contractual rights, in order to facilitate the Company's next round of financing. In consideration of the foregoing, the Company agreed to deliver to the holders of Series A warrants, ("Additional Warrants")to purchase up to a total of 407,560 shares of the Company's Common Stock at an exercise price of $0.01 per share. The Additional Warrants are exercisable for a period of five years commencing as of their issuance date. The fair value of the warrants, $1,647,250, was expensed during the quarter ended March 31, 2006 as financing expense (see Note 2). The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of five years.

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

In addition, the conversion price of the Series A was decreased. Following the guidance of FAS 123R, paragraph 35 for modification to equity instruments, the incremental value of the modification, computed as the difference between the fair value of the conversion feature at the new conversion price and conversion feature at the old conversion price on the modification date was deducted from earnings available to common stockholders as an effective dividend to preferred shareholders, following the presentation guidance in EITF Topic D-42. The change in the estimated value of the conversion feature using the Black-Scholes option pricing model between the original conversion price to the new conversion price was $3,065,931. The values of the conversion features were calculated with the following assumptions: average risk-free interest of 4.97%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70% and a term of 3 years.

8% SERIES B CUMULATIVE REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK

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

Holders of Series B are entitled to receive cumulative dividends, payable quarterly in additional shares of Series B, at the rate of 8% per annum. If the Company does not comply with certain registration rights provisions, the Company is subject to liquidated damages of 1% of the total purchase price for each month that the Company fails to so comply, for a maximum of 6%.

Each share of Series B is entitled to that number of votes equal to the number of whole shares of the Common Stock into which it is convertible. In addition, so long as at least 50% of the shares of Series B remain outstanding, the Company is prohibited from taking certain actions without the approval of the holders of a majority of the outstanding shares of Series B.

The holders of a majority of the shares of Series B have the option to require the Company to redeem all outstanding shares of Series B on April 28, 2010 at a redemption price equal to $100 per share, plus accrued and unpaid dividends to that date. This amount will be approximately $53 million. In the event the holders do not exercise this redemption right, all shares of Series B Preferred will automatically convert into shares of Common Stock on such date, as described below.

Because the Series B is redeemable at the end of four years, at the option of the holder, it has been classified as "mezzanine equity" on the balance sheet, in accordance with FAS 150, EITF Topic D 98 and ASR 268.

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

In connection with the issuance of the Series B and related warrants, the Company entered into registration rights agreements granting the holders of the Series B certain demand and piggyback registration rights with respect to the common stock issuable upon conversion of the Series B and exercise of the warrants. The Company filed a registration statement with the SEC to register these shares for resale. The registration statement was declared effective December 5, 2006. The registration rights agreement stipulated that if the registration statement was not declared effective by November 21, 2006, the Company had to pay 1 percent per month for a maximum of 6 months or 6 percent maximum. Per paragraph 16 of EITF 00-19, this was determined to be an economic settlement alternative. Therefore, the warrants have been classified as equity. Between November 21, 2006 and December 4, 2006, the Company became obligated to pay the Series B Preferred Shareholders approximately $134,000 in liquidated damages paid in The form of additional shares of Series B Preferred Stock.

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

The accounting for the Series B is as follows:

Gross proceeds                                                     $ 28,488,800
Less: beneficial conversion feature                                 (18,207,102)
Less: offering costs                                                 (4,583,938)
Less: warrant value at issuance date                                 (5,697,760)
                                                                   ------------
   Subtotal                                                                  --
Cumulative amortization of the beneficial conversion
   feature                                                            3,126,303
Cumulative amortization of offering costs                               787,098
Cumulative amortization of warrant costs                                959,927
Cumulative in kind dividend                                           1,485,222
Converted to common stock                                              (841,012)
                                                                   ------------
Balance at December 31, 2006                                       $  5,517,538
                                                                   ============

NOTE 10.    SHAREHOLDERS' EQUITY

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

During the second and third quarters ended June 30, 2004 and September 30, 2004 respectively, the Company obtained through a private placement an additional $3,093,910 from the sale of 2,311,872 shares of common stock, net of fees paid of $273,890 (2,245,206 of these shares were issued prior to the merger with VPTI on August 24, 2004). Under a Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to prepare and file a registration statement to register the resale of such shares within ninety days of completion of the Merger, August 23, 2004, and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable. The registration statement was declared effective December 5, 2006.

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

Subsequent to the merger with VPTI, during the third and fourth quarters of the year ended December 31, 2004, in connection with a private placement of securities, the Company sold 1,192,000 units; each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (298,000 shares) of common stock of the Company at an exercise price of $0.01 per share for 5 years. The fair value of the warrants was $742,222. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 1 to 4 years. The consideration paid for the units was $2.50 per unit, for aggregate net proceeds to the Company of $1,879,770. As of December 31, 2004, 152,000 of these warrants had been exercised for net proceeds to the Company of $1,520. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of the shares and shares underlying the warrants. The registration statement was declared effective December 5, 2006.

During the quarter ended June 30, 2005, in connection with private placements of unregistered securities, the Company raised gross proceeds of $3,387,000 by issuing 1,354,800 units (each unit comprised of one (1) share of common stock in the Company (1,354,800 shares of common stock) and warrants exercisable for 0.25 shares (338,700 warrants)) at a purchase price of $2.50 per unit. The warrants expire five years after the date of the sale of the shares and are exercisable at $0.01 per share, subject to adjustment. All of the warrants were exercised during the quarter ended March 31, 2005. The fair value of the warrants was $843,487. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of one year. Under the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of shares and the shares underlying the warrants. The registration statement was declared effective December 5, 2006.

NOTE 11.    CAPITAL LEASE OBLIGATION

Capital Lease obligation is comprised as follows:

                                                     December 31,   December 31,
                                                         2006           2005
                                                     -----------    -----------

Capital Lease for Front End Loader, 34 monthly
installments of $4,526, 31 payments were remaining
at December 31, 2006, interest was imputed at 8.25%  $   125,966    $        --

Less: Current portion                                     45,615             --
                                                     -----------    -----------

                                                     $    80,351    $        --
                                                     ===========    ===========

NOTE 12.    COMMITMENT AND CONTINGENCIES

The Company is obligated to pay BPI for technical services $20,000 per month until the first plant processes or is able to process waste equal to or in excess of the facility's design capacity and then $15,000 per month for five years. The Company has operating lease obligations for plant and office space of approximately:

                Less than 1 year                                  $    253,000
                more than 1 less than 3                           $    441,000
                more than 3 less than 5                           $    402,000
                after 5 years                                     $    519,000


As of December 31, 2006, the Company had in place two employment agreements, pursuant to which, the total annual salaries of the two contracts was $430,000. Each officer is entitled to receive 12 months salary and continuation of benefits in the event the Company terminates his agreement for other than "good cause" or the officer resigns from the Company for "good reason" (as such terms are defined in the agreements). In addition, each officer is entitled to 12 months salary and continuation of benefits in the event of disability or death during the term of his agreement. In February 2007, the contract with one of the officers was terminated but he continues to serve the Company in a consulting capacity. The Company's CEO is not under an employment contract.

NOTE 13.    RELATED PARTY TRANSACTIONS

In December 2003, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provides for CMCP to provide advisory and consulting services and for NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to the Company.

The agreement calls for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. The total professional fees paid to CMCP for the year ended December 31, 2004 for advisory services was $200,000. In May 2005, the agreement was amended to provide for the payment to CMCP of a monthly advisory fee of $5,000 and the Company entered into a separate agreement with John Pimentel to pay him a monthly advisory fee of $15,000. In September 2005, John Pimentel was hired to serve as the Company's Chief Executive Officer, at which time his advisory agreement was terminated. We are no longer paying CMCP an advisory fee. CMCP's total monthly advisory fees for the year ended December 31, 2005 was $120,000. Prior to May 2005, John Pimentel was paid by CMCP to provide services to the Company. Subsequent to May 2005 and prior to his hiring as CEO, Mr. Pimentel was paid $60,000 for consulting services by the Company.

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

During 2005, the Placement Agent acted as the placement agent for us in connection with the private placement of 1,354,800 shares of our common stock and warrants to purchase 338,700 shares of our common stock, the private placement of 4,075,600 shares of our Series A Preferred Stock and warrants to purchase 407,560 shares of our common stock, and $4,015,000 aggregate principal amount of our senior secured promissory notes and warrants to purchase up to a total of 529,980 shares of Common Stock. In connection with those private placements, we paid the Placement Agent a commission of approximately $961,550. In addition, we paid the Placement Agent a non-accountable expense allowance of $267,740 and issued the Placement Agent, or its affiliates, warrants to purchase 548,486 of our common shares, at exercise price of $2.50. The values of the warrants, $756,247, were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate 3.6% to 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 4 years (see Note 9).

During the quarter ended March 31, 2006, the Placement Agent acted as the placement agent for the Company in connection with the private placement of the Company's senior secured promissory notes and warrants to purchase up to a total of 297,000 shares of Common Stock. In connection with this private placement, the Company paid the Placement Agent a commission of $27,500 (see Note 8).

Chadbourn served as one of three of the Company's placement agents in connection with the offering of the Company's Series B Preferred Stock, and for serving as such, received a cash fee from the Company of $446,050, and was issued warrants to acquire up to 210,980 shares of Common Stock at an exercise price of $2.75 per share and otherwise on the same terms as the Warrants sold to the investors (see Note 9).

NOTE 14.    UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                    QUARTER ENDED                           TOTAL
                           -----------------------------------------------------------    ---------
                              MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                2006          2006           2006             2006
                             ----------    ----------    ------------    -------------
                                                   (in thousand of dollars)
Revenue                              --    $       14    $         44    $          36    $      94
Gross Margin                         --    $   (1,260)   $     (1,683)   $      (1,593)   $  (4,536)
Loss from operations         $   (1,028)   $   (2,358)   $     (2,688)   $     (12,628)   $ (18,702)
Net loss                     $   (2,780)   $   (8,579)   $     (1,638)   $     (11,960)   $ (24,957)
Net loss attributable to
  common shareholders        $   (3,321)   $  (10,086)   $     (4,869)   $     (15,319)   $ (33,595)
Basic and diluted net loss
  per share attributable
  to common shareholders     $    (0.14)   $    (0.41)   $      (0.19)   $       (0.60)   $   (1.34)


                                                    QUARTER ENDED                           TOTAL
                           -----------------------------------------------------------    ---------
                              MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                2005          2005           2005            2005
                             ----------    ----------    ------------    -------------
Revenue                              --            --              --               --            0
Gross Margin                         --            --              --               --            0
Loss from operations         $     (721)   $     (978)   $     (1,037)   $      (1,116)   $  (3,852)
Net loss                     $     (722)   $     (561)   $       (589)   $      (1,207)   $  (3,079)
Net loss attributable to
  common shareholders        $     (722)   $     (921)   $     (1,010)   $      (1,660)   $  (4,313)
Basic and diluted net loss
  per share attributable
  to common shareholders     $    (0.04)   $    (0.04)   $      (0.04)   $       (0.06)   $   (0.18)

See management discussion and analysis for explanations of signification quarterly items effecting the quarterly fluctuations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

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

         (b) Changes in Internal Controls

There was no change in the Company's internal control over financial reporting during the quarter that ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by Item 10 of Form 10-K will be set forth in the Company's Proxy Statement for its annual meeting of shareholders (the "Proxy Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

              (1) Financial Statements:

                  Report of Independent Registrant Public Accounting Firm

                  Consolidated Balance Sheets

                  Consolidated Statements of Income (Loss)

                  Consolidated Statements of Stockholders' Equity (Deficit)

                  Consolidated Statements of Cash Flows

                  Notes to Audited Consolidated Financial Statements

              (2) Financial Statement Schedules: Schedules have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

              (3) Exhibits:

                  The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

         (b) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT
-------
NUMBER   DESCRIPTION
------   -----------

2.1 Agreement and Plan of Reorganization between Voice Powered Technology International, Inc., V-Co Acquisition, Inc. and World Waste Technologies, Inc., dated as of March 25, 2004. (1)
2.2 Amendment No. 1 dated August 24, 2004 to Agreement and Plan of Reorganization dated as of March 25, 2004 among Voice Powered Technology International, Inc., V-CO Acquisition, Inc. and World Waste Technologies, Inc. (2)
3.1      Amended and Restated Articles of Incorporation of the Registrant. (3)
3.2      Bylaws of the Registrant, as amended. (4)
3.3 Certificate of Determination of Rights, Preferences and Privileges of the Registrant's 8% Series A Cumulative Redeemable Convertible Participating Preferred Stock. (5)
3.4 Certificate of Determination of Rights, Preferences and Privileges of the Registrant's 8% Series B Cumulative Redeemable Convertible Participating Preferred Stock. (6)
4.1      Specimen Stock Certificate. (3)

EXHIBIT
-------
NUMBER   DESCRIPTION
------   -----------

4.2      Form of the Registrant's Warrant Agreement. (7)
10.1 Form of Indemnity Agreement entered into among the Registrant and its directors and officers. (8)
10.2     Form of Registration Rights Agreement. (2)
10.3     2004 Stock Option Plan. (3)
10.4     Form of Stock Option Agreement. (3)
10.5 Lease between World Waste of Anaheim, Inc., a wholly owned subsidiary of the Registrant, and Legacy Sabre Springs, LLC, dated as of March 10, 2004. (3)
10.6 Lease Agreement between World Waste of Anaheim, Inc. and Taormina Industries, LLC, dated as of July 14, 2004. (2)
10.7 Amendment No. 1 to Lease Agreement between World Waste of Anaheim, Inc. and Taormina Industries, LLC, dated as of March 17, 2005. (3)
10.8 Amendment No. 2 to Lease Agreement between World Waste of Anaheim, Inc. and Taormina Industries, LLC, dated as of July 27, 2005. (9)
10.9 Waste Recycle Agreement dated as of June 27, 2003 between World Waste of Anaheim, Inc. and Taormina Industries, LLC. (2)
10.10 Stock Purchase Warrant issued on May 10, 2004 by the Registrant to Thomas L. Collins. (2)
10.11 Stock Purchase Warrant issued on May 10, 2004 by the Registrant to Steve Racoosin. (2)
10.12 Stock Purchase Warrant issued on May 10, 2004 by the Registrant to Fred Lundberg. (2)
10.13 Stock Purchase Warrant issued on June 21, 2004 by the Registrant to Dr. Michael Eley. (2)
10.14 Stock Purchase Warrant issued on June 21, 2004 by the Registrant to Don Malley. (2)
10.15 Senior Promissory Note in favor of Trellus Management, LLC, dated April 11, 2005. (10)
10.16 Securities Purchase Agreement dated as of April 28, 2005 among the Registrant, Trellus Offshore Fund Limited, and Trellus Partners, LP, Trellus Partners II, LP. (5)
10.17 Form of Stock Purchase Warrant issued by the Registrant on April 28, 2005. (5)
10.18 Registration Rights Agreement dated as of April 28, 2005 among the Registrant, Trellus Offshore Fund Limited, Trellus Partners, LP, and Trellus Partners II, LP, a Delaware limited partnership and the individuals and entities set forth on the signature pages thereto. (5)
10.19 Employment Agreement dated as of April 28, 2005 between the Registrant and Thomas L. Collins. (5)

EXHIBIT
-------
NUMBER   DESCRIPTION
------   -----------

10.20 Employment Agreement dated as of April 28, 2005 between the Registrant and Fred Lundberg. (5)
10.21 Employment Agreement dated as of April 28, 2005 between the Registrant and Steve Racoosin. (5)
10.22 Employment Agreement dated as of April 28, 2005 between the Registrant and David Rane. (5)
10.23 Engagement Agreement dated as of April 28, 2005 between the Registrant and John Pimentel. (5)
10.24 Engagement Agreement dated as of April 28, 2005 between the Registrant and Cagan McAfee Capital Partners, LLC. (5)
10.25 Engagement Agreement dated as of April 28, 2005 between the Registrant and Chadbourn Securities, Inc. and Addendum dated April 29, 2005. (5)
10.26 Letter, dated as of May 26, 2005, from Trellus Offshore Fund Limited, Trellus Partners, LP, and Trellus Partners II, LP (the "Investors") to the Registrant, amending the terms of that certain Securities Purchase Agreement dated as of April 28, 2005 by and among the Investors and the Registrant. (11)
10.27 Patent Assignment Agreement dated as of May 1, 2006 between the Registrant and the University of Alabama in Huntsville. (12)
10.28 Assignment of Patent dated as of May 1, 2006 between the Registrant and the University of Alabama in Huntsville. (12)
10.29 Revised Amended and Restated Technology License Agreement dated August 19, 2005 between Bio-Products International, Inc. and the Registrant.
         (13)
10.30    Subscription Package dated October 7, 2005. (14)
10.31 Stock Purchase Warrant issued on November 1, 2005 by the Registrant to various investors. (14)
10.32    Form of Non-Qualified Stock Option Agreement. (14)
10.33    Form of Incentive Stock Option Agreement. (14)
10.34 Letter Agreement dated December 2, 2005 between the Registrant and Steve Racoosin. (15)
10.35 Amended and Restated Securities Purchase Agreement dated as of January 23, 2006 among the Registrant and the investors identified therein.
         (16)
10.36 Form of Common Stock Purchase Warrant dated February 10, 2006 issued by the Registrant. (16)
10.37 Form of 10% Senior Secured Debenture dated February 10, 2006 issued by the Registrant. (16)
10.38 Registration Rights Agreement dated as of February 10, 2006 among the Registrant and the investors identified therein. (16)

EXHIBIT
-------
NUMBER   DESCRIPTION
------   -----------

10.39 Security Agreement dated as of February 10, 2006 entered into among the Registrant and the investors identified therein. (16)
10.40 Form of Subsidiary Guarantee dated as of February 10, 2006 given by subsidiaries of the Registrant. (16)
10.41 Letter agreement dated February 6, 2006 among the Registrant and the investors identified therein. (16)
10.42 Securities Purchase Agreement dated as of May 25, 2006 between the Registrant and the purchasers named therein. (Series B - first offering) (20)
10.43 Securities Purchase Agreement dated as of May 25, 2006 between the Registrant and the purchasers named therein. (Series B - second offering) (20)
10.44 Form of Warrant issued to Placement Agents as partial compensation for acting as placement agent for the Registrant's April and May 2005 offerings of Series B Preferred Stock. (20)
10.45 Form of Warrant issued to Purchasers in Series B Preferred Stock offering. (20)
10.46 Amended and Restated Registration Rights Agreement dated as of May 25, 2006. (20)
10.47 Consulting Project Agreement dated as of October 1, 2006 between the Registrant and James Ferris. (18)
10.48 Employment Agreement dated as of November 4, 2006 between the Registrant and James Ferris. (19)
21.1     Subsidiaries of the Registrant. (17)
31.1 Certification of Chief Executive Officer Pursuant to 15 U.S.C. ss. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer Pursuant to 15 U.S.C. ss. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 29, 2004.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 30, 2004.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.
(4) Incorporated by reference to Company's Registration Statement on Form SB-2, File No. 33-50506, effective October 20, 1993.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 4, 2005.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 2, 2006.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2004.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 5, 2004.
(9) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 2, 2005.
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 15, 2005.
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2005.
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2006.
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 23, 2005.
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2005.
(15) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 9, 2005.
(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 16, 2006.
(17) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 30, 2006.
(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 12, 2006.
(19) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2006.
(20) Incorporated by reference to Amendment No. 2 to Form SB-2 to the Company's Registration Statement on Form S-1 filed on October 13, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2007                           World Waste Technologies, Inc.

                                                 By:  /s/ John Pimentel
                                                      --------------------------
                                                 John Pimentel
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John Pimentel        President and Chief Executive Officer    March 30, 2007
-----------------------
John Pimentel

/s/ David Rane           Chief Financial Officer                  March 30, 2007
-----------------------  (Principal Accounting and Financial
David Rane               Officer)


/s/ James L. Ferris      President, Chief Operating Officer and   March 30, 2007
-----------------------  Director
James L. Ferris

/s/ Sam Pina Cortez      Director                                 March 30, 2007
-----------------------
Sam Pina Cortez

/s/ Ross M. Patten       Director                                 March 30, 2007
-----------------------
Ross M. Patten

/s/ David Gutacker       Director                                 March 30, 2007
-----------------------
David Gutacker