Form 10-K/A
period 2006-12-31
WORLD WASTE TECHNOLOGIES INC
filed 2007-05-03
CIK 890447

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ___________


                                   FORM 10-K/A


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         Commission File Number 1-11476
                            _________________________

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                   ___________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2006) was approximately $61,905,312. As of March 30, 2007, there were 26,257,122 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

EXPLANATORY NOTE...............................................................1

CAUTIONARY STATEMENT...........................................................1

GLOSSARY OF SELECTED TERMS.....................................................4

PART I.........................................................................4

       ITEM 1.   BUSINESS......................................................4
       ITEM 1A.  RISK FACTORS...............................................12
       ITEM 1B.  UNRESOLVED STAFF COMMENTS....................................23
       ITEM 2.   PROPERTIES...................................................23
       ITEM 3.   LEGAL PROCEEDINGS............................................23
       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........23

PART II.......................................................................24

       ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                 STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                 SECURITIES...................................................24
       ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.........................25
       ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS................26
       ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...35
       ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....35
       ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..........................66
       ITEM 9A.  CONTROLS AND PROCEDURES......................................66
       ITEM 9B.  OTHER INFORMATION............................................66

PART III.....................................................................67

       ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.......67
       ITEM 11.  EXECUTIVE COMPENSATION.......................................69
       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................77
       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                 DIRECTOR INDEPENDENCE........................................79
       ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................80

PART IV.......................................................................81

       ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...................81

SIGNATURES....................................................................86

                                EXPLANATORY NOTE

         World Waste Technologies, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company's fiscal year ended December 31, 2006 to file the information required to be disclosed pursuant to
Part III of Form 10-K and to correct certain typographical and other technical errors contained in its Annual Report on Form 10-K as described below.

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The disclosure of the number of holders of record of our common stock has been updated.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The line-item in the Selected Statement of Operations Data entitled "Change in fair value of warrant liabilities" has been corrected to read "Change in warrant liability." Cash used in operating activities disclosed in footnote*** to such statement has been changed from $5,441,000 to $5,370,000. Certain corrections have also been made to the Consolidated Balance Sheet.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Registered Public Accounting Firm has been corrected to include the word "losses" after the word "costs" in the second sentence of the last paragraph of the report.

         The Consolidated Statements of Income (Loss) have been corrected to move the number under the line-item entitled "Impairment of Assets" from the year ended December 31, 2005 column to the June 18, 2002 (inception) to December 31, 2006 column, and to correct certain other typographical errors.

         In note 9 to our consolidated financial statements under the caption "8% Series B Cumulative Redeemable Convertible Participating Preferred Stock," the redemption price in the third paragraph has been changed from $53 million to $38 million.

         As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the prior filing, and the Company has not updated the disclosures contained herein to reflect any events that may have occurred at a later date. Exhibits previously filed with the Form 10-K are not filed herewith, but are incorporated herein by reference.

         Solely for the convenience of the reader, this Form 10-K/A includes, in their entirety, those items in the original filing that are not being amended and restated. This Form 10-K/A does not otherwise modify or update the disclosures in, or exhibits to, the Form 10-K.

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

HOLDERS

As of March 27, 2007 there were approximately 785 holders of record of our common stock, not including holders who hold their shares in street name.

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


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data. You should read this information in conjunction with our financial statements, including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The selected statement of operations data for each of the fiscal years ended December 31, 2006, December 31, 2005, and December 31, 2004 and the summary consolidated balance sheet dated as of December 31, 2006 and December 31, 2005 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected statement of operations data for the period from June 18, 2002 (inception) to December 31, 2002 and for the fiscal year ended December 31, 2003 and the summary consolidated balance sheet data as of December 31, 2003 and December 31, 2004 have been derived from our audited consolidated financial statements not included in this report.

                                                                               For the Year Ending                 June 18, 2002
                                                                                   December 31,                    inception) to
                                                                 ----------------------------------------------     December 31,
Selected Statement of Operations Data:            2006              2005              2004             2003             2002*
                                              ------------       ------------     ------------     ------------     ------------

   Gross Revenue                              $     93,784       $         --     $         --     $         --     $         --

   Loss from Operations                        (18,701,625)**      (3,851,814)      (2,430,994)        (741,279)        (346,590)
   Interest Income (Expense)                       107,810             63,485          (65,194)         (63,326)         (12,773)
   Change in warrant liability                   1,079,721            709,412               --               --               --
   Financing transaction (expense)              (7,442,426)                --               --               --               --

   Net Loss                                   $(24,956,520)      $ (3,078,917)    $ (2,496,188)    $   (804,605)    $   (359,363)

   Preferred Stock Dividend and
      amortization of preferred stock
      warrants, offering costs and the
      beneficial conversion feature             (8,638,271)        (1,234,473)              --               --               --
   Net Loss available to common
      shareholders                             (33,594,791)***     (4,313,390)      (2,496,188)              --               --

   Basic and diluted Net Loss available to
      common shareholders per share           $      (1.34)      $      (0.18)    $      (0.15)    $      (0.09)     $     (0.04)


*    Approximately $67,526 in consulting and travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

**   Includes a $9,737,344 charge for impairment of assets.

***  Cash used in operating activities was $5,370,000; see the Cash Flow Statement.




                                                                As of December 31,
                                                    ----------------------------------------
                                                      2006      2005       2004        2003
                                                    -------    -------    -------    -------
Consolidated Balance Sheet Data:  (in thousands)

   Cash                                             $14,331    $ 2,864    $ 1,129    $   167
   Working capital                                   13,586      1,170       (533)    (1,390)
   Total fixed assets                                 9,268     17,021      4,999         29
   Total assets                                      25,088     21,182      6,892        578
   Long-term liabilities                                 80      3,810         17         22
   Redeemable preferred stock                        14,507      7,097
   Total stockholders' equity                         9,569      7,945      5,120     (1,033)


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

Series B Redeemable Convertible Preferred Stock - In May 2006 we raised $19.9 million in cash from the sale of Series B Redeemable Convertible Preferred Stock, net of offering costs of approximately $2.3 million and the repayment of Senior Secured Debt of approximately $2.8 million. These funds were used in part during 2006 approximately as follows: plant start-up and operating costs of $2.1 million, general administrative expenses of $1.5 million and equipment purchases of $2.1 million.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
Report of Independent Registered Public Accounting Firm                      36
Financial Statements:
     Consolidated Balance Sheets                                             37

     Consolidated Statements of Income (Loss)                                39

     Consolidated Statements of Stockholders' Equity (Deficit)               40

     Consolidated Statements of Cash Flows                                   41

Notes to Audited Consolidated Financial Statements                           43

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $41,635,863 and expects to incur substantial additional costs, losses and capital expenditures. The Company has not generated any significant revenues to date. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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




                                         WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                             (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)

                                              CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                 June 18, 2002
                                                   Year End       Year End        Year End       (Inception) to
                                                Dec. 31, 2006    Dec 31. 2005    Dec 31. 2004    Dec. 31, 2006
                                                 ------------    ------------    ------------    ------------
Cash Flow from Operating Activities:
     Net Loss                                    $(24,956,520)   $ (3,078,917)   $ (2,496,188)   $(31,695,593)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Impairment of Assets                           9,737,344              --              --       9,737,344
     Depreciation and amortization                  1,937,242          14,450           8,315       1,968,200
     Interest Forgiveness                                  --              --         135,327         135,327
     Warrant and Common Stock Issued for
     Consulting                                            --          10,000          74,566          84,566
     Amortization of warrants & Options to
     Employees                                        989,252         654,220         217,827       1,861,298
     Fair Value adjustment warrant liability       (1,079,722)       (709,412)             --      (1,789,134)
     Financial transaction Expense                  7,442,426              --              --       7,442,426
     Amortization of offering cost                    252,277              --              --         252,277
Changes in operating assets and liabilities:
     Accounts Receivable                              (12,517)             --              --         (12,517)
     Prepaid Expenses                                   7,323         (87,709)             --        (174,589)
     Accounts Payable                                 324,261          64,761         102,230         503,752
     Accrued Salaries                                 (81,049)         84,981           9,873         136,635
     Accrued Litigation Settlement                   (122,500)        122,500
     Accrued Other Liabilities                         69,847          61,898         (64,307)        245,986
                                                 ------------    ------------    ------------    ------------
     Net Cash used in Operating Activities         (5,369,836)     (3,108,228)     (1,889,857)    (11,304,022)
                                                 ------------    ------------    ------------    ------------
Cash flows from investing activities:
     Construction in Progress                        (114,238)     (3,387,621)       (633,068)     (4,157,443)
     Deposits on Equipment                                --       (3,688,179)     (2,560,458)     (5,231,636)
     Purchase Machinery & Equipment                (4,767,696)     (4,561,605)       (518,924)    (10,879,576)

     Patent License                                   (90,890)             --        (167,500)       (440,890)

     Deposits                                          68,320           9,439        (114,278)        (36,519)
                                                 ------------    ------------    ------------    ------------
     Net cash used in investing activities         (4,904,503)    (11,627,966)     (3,994,228)    (20,746,064)
                                                 ------------    ------------    ------------    ------------
Cash flows from financing activities:
     Notes Receivable                                      --              --          12,336              --
     Note Payable                                          --         (22,368)         (5,342)             --
     Deposit on Senior Secured Debt                        --         250,000              --              --
     Redeemable Convertible Preferred Stock        22,585,015       9,486,703              --      32,071,718
     Senior Secured Debt                            2,000,000       4,008,353              --       6,265,000
     Senior Secured Debt Offering Cost               (122,424)       (298,098)             --        (420,523)
     Payment of Senior Secured Debt                (2,785,000)             --              --      (2,785,000)
     Warrants, Common Stock and
       Additional Paid in Capital                      63,211       3,047,479       6,837,975      11,249,731
                                                 ------------    ------------    ------------    ------------
     Net cash provided by financing activities     21,740,802      16,472,069       6,844,969      46,380,926
                                                 ------------    ------------    ------------    ------------
Net Increase in Cash                               11,466,463       1,735,875         960,883      14,330,840
Cash and Cash Equivalents at beginning of year      2,864,377       1,128,502         167,619              --
                                                 ------------    ------------    ------------    ------------
Cash and Cash Equivalents at end of year           14,330,840       2,864,377       1,128,502      14,330,840
                                                 ============    ============    ============    ============
     Interest (Paid) Received                    $    107,810    $     63,485    $    (65,194)   $     30,002
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


                                       42

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

The assets at the Anaheim plant are comprised of two basic technologies, the front half of the plant consists of assets related to the Company's core patented technology related to "steam classification" and material separation and the back half of the plant consist of assets related to screening and cleaning of the cellulose biomass material to prepare it for sale to paper mills. During the plant start up phase, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. The Company decided not to make the capital improvements necessary to the Anaheim plant's wetlap process or back half which the Company considers necessary in order to recover the carrying amount of the wetlap plant assets through projected future undiscounted cash flow from its operation. Consequently, the Company recorded a charge of $9,737,344 which represented the net carrying value of the wetlap process (or "back half") equipment. The charge was equal to the carry cost of the assets of the wetlap process, net of accumulated depreciation. The Company did not record an impairment charge for the steam classification equipment (or "front half") of the plant because the Company intends to use that equipment in research and development activities as part of its development of alternative back end processes such as, but not limited to, gasification and acid hydrolysis and it also believes that by making certain improvements to the plant, such as adding equipment for energy co-generation, and changing the use of the cellulose biomass mass from the wetlap process to another application, such as its use as a form of fuel, the future undiscounted cash flow from its operations might cover the capitalized cost.

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

REDEEMABLE CONVERTIBLE PREFERRED STOCK

Convertible preferred Stock which may be redeemable for cash at the determination of the holder is classified as mezzanine equity, in accordance with FAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Debt and Equity, EITF Topic D 98 and ASR 268, and is shown net of discounts for offering costs, warrant values and beneficial conversion features.

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

In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a registration rights agreement granting the holders certain demand and piggyback registration rights with respect of the common stock issuable upon conversion of the Series A and exercise of the Warrants. The Company filed a registration statement with the SEC on August 4, 2005 to register these shares for resale. This registration statement was withdrawn on December 19, 2005. In May of 2006, the Company entered into an amended and restated registrations right agreement granting the Series A holders all the same rights received by the Series B holders. A new registration statement covering the resale of these shares has been filed. The registration statement was declared effective December 4, 2006. The registration rights agreement stipulated that if the registration statement was not declared effective by November 21, 2006, the Company had to pay 1 percent per month for a maximum of 6 months or 6 percent maximum. Between November 21, 2006 and December 4, 2006, the Company became obligated to pay the Series A Preferred Shareholders $50,000 in liquidated damages in the form of additional shares of Series A Preferred Stock. In connection with this transaction, certain of the Company's officers and significant shareholders (the "Locked Up Holders"), beneficially owning approximately 13 million shares of Common Stock, agreed that, subject to certain exceptions, they would not offer, sell, contract to sell, lend, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock with respect to which the holder has beneficial ownership until the earlier of 90 days following the conversion into Common Stock of at least 50% of the shares of Series A, or 90 days following the closing of a Qualified Public Offering (as defined in the registration rights agreement).


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
                                                                   ============

The consent of the holders of the Series A was required in order to consummate the issuance of the Senior Secured Debt discussed in Note 6 above. On February 6, 2006, the holders of the Series A gave such consent pursuant to a letter agreement with the Company (the "Series A Agreement"). Pursuant to the Series A Agreement, among other things, (i) the Company agreed to call a shareholders meeting to approve an amendment of certain provisions of the certificate of determination governing the terms of the Series A (including the change to the conversion rate described above), and (ii) the holders of Series A agreed to waive certain of their veto rights and contractual rights, in order to facilitate the Company's next round of financing. In consideration of the foregoing, the Company agreed to deliver to the holders of Series A warrants, ("Additional Warrants")to purchase up to a total of 407,560 shares of the Company's Common Stock at an exercise price of $0.01 per share. The Additional Warrants are exercisable for a period of five years commencing as of their issuance date. The fair value of the warrants, $1,647,250, was expensed during the quarter ended March 31, 2006 as financing expense (see Note 4). The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of five years.


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


The holders of a majority of the shares of Series B have the option to require the Company to redeem all outstanding shares of Series B on April 28, 2010 at a redemption price equal to $100 per share, plus accrued and unpaid dividends to that date. This amount will be approximately $38 million. In the event the holders do not exercise this redemption right, all shares of Series B Preferred will automatically convert into shares of Common Stock on such date, as described below.


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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Our board of directors currently consists of five members. Each of our directors is elected annually by our stockholders to serve until the next annual meeting or until his or her successor is duly elected and qualified. Our executive officers all serve at the pleasure of our board.

DIRECTORS

         The following table sets forth certain information concerning our current directors.

       NAME                 AGE                   POSITION
-----------------------   -------     ----------------------------------------

John Pimentel                41       Chairman of the Board and Chief Executive
                                        Officer

James L. Ferris, Ph.D.       63       Director, President and Chief Operating
                                        Officer

Ross M. Patten               62       Director

Sam Pina Cortez              43       Director

David Gutacker               53       Director

         JOHN PIMENTEL has been the chief executive officer of our company since September 1, 2005, and he has served as a director of our company since February 2004. From 1993-1996, Mr. Pimentel served as Deputy Secretary for Transportation for the State of California where he oversaw a $4.5 billion budget and 28,000 employees including the Department of Transportation, the California Highway Patrol, and parts of the Department of Motor Vehicles. From 1998 to 2002, he worked with Bain & Company in the firm's Private Equity Group and the general consulting practice. Since 2003, Mr. Pimentel has worked with Cagan McAfee Capital Partners, LLC where he is responsible for business development, investment structuring and portfolio company management. Mr. Pimentel has an M.B.A. from Harvard Business School and a B.A. from University of California at Berkeley. From 2004 to 2005, Mr. Pimentel also served as a member of the board of directors of Pacific Ethanol, Inc. (PEIX), a company he co-founded.

         JAMES L. FERRIS, PH.D. joined our board of directors in 2004. On November 4, 2006, Dr. Ferris was appointed to serve as our chief operating officer and president. In 2006, and prior to his appointment as an officer, Dr. Ferris provided us with consulting services. Dr. Ferris served as a member of the board of directors of Albany International from 2000 - 2004. Dr. Ferris has been a trustee of the Institute of Paper Chemistry Foundation since 2003 and prior to that he was the president and chief executive officer of the Institute of Paper Science and Technology from 1996 to 2003. Prior to that, he was vice president of research for the Pulp, Paper, and Packaging Sector of Weyerhaeuser Corporation, where he was employed for 30 years in various business, manufacturing and research positions. Dr. Ferris completed the Advanced Management Program at Harvard Business School in 1992, received his Ph.D. (1972) and M.S. (1969) from the Institute of Paper Chemistry at Lawrence University, and obtained his B.S. in Chemical Engineering from the University of Washington in 1966.

         ROSS M. PATTEN joined our board of directors in 2005. Mr. Patten is Chairman of the Board and a Vice President of Synagro Technologies, Inc., a residuals management company. Mr. Patten served as the Chief Executive Officer of Synagro Technologies, Inc. from February 1998 until September 2003. Prior to joining Synagro Technologies, Inc., Mr. Patten served at Browning-Ferris Industries for 17 years, where he last served as Divisional Vice President-Corporate Development. He also served as Executive Vice President for Development of Wheelabrator Technologies, a Waste Management, Inc. subsidiary, and director and Vice President-Business Development at Resource NE, Inc. prior to its acquisition by Waste Management, Inc. Mr. Patten was a founder, principal and Managing Director of Bedford Capital, an investment firm specializing in environmental companies, and of Bedford Management, which provides consulting services to publicly held waste management and environment-related companies in the areas of growth and acquisition strategy, formation and implementation. Pursuant to a contractual right granted to the holders of our Series A preferred stock, Mr. Patten was initially designated by the holders of our Series A preferred stock to fill a board vacancy.

         SAM PINA CORTEZ joined our board of directors in 2005. Mr. Cortez has been a principal at KCL Development, LLC since 2003, where he provides business consulting and financial advisory services, primarily to growth companies and new business ventures. Prior to KCL Development, Mr. Cortez spent over 12 years in investment banking, focused primarily in the environmental industry. From 2000 to 2003, Mr. Cortez was a Senior Vice President of Investment Banking at Lehman Brothers, and prior to that he worked as an investment banker at Donaldson, Lufkin & Jenrette, Alex. Brown & Sons Incorporated and Morgan Stanley International. Mr. Cortez received an M.B.A. from the Harvard Graduate School of Business Administration and a B.S. in Chemical Engineering from the University of California, Berkeley. Pursuant to a contractual right granted to the holders of our Series A preferred stock, Mr. Cortez was initially designated by the holders of our Series A preferred stock to fill a board vacancy.

         MR. GUTACKER joined our board of directors in December 2006. Mr. Gutacker provided consulting services to our company in 2006, prior to his appointment as a director. Mr. Gutacker has served as the chief executive officer of the Gutacker Group, a consulting firm specializing in evaluating and improving energy, waste-to-energy and other industrial projects, since 2004. >From 2005 to 2006 he served as president and chief executive officer of Agrifos Fertilizer, a phosphate fertilizer company, and from 1987 to 2001 worked for American Re-fuel, a waste-to-energy company, his most recent position being president and chief operating officer. Mr. Gutacker obtained his B.S. in Industrial Technology from the University of New York at Buffalo and his MBA from Canisius College.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning our current executive officers.

         NAME                      AGE    POSITION
         -----------------------  ------  ------------------------------------

         John Pimentel              41    Chairman of the Board and Chief
                                            Executive Officer
         James L. Ferris, Ph.D.     63    Chief Operating Officer and President
         Thomas L. Collins          66    Executive Vice President
         David A. Rane              53    Senior Vice President and Chief
                                            Financial Officer

         Information for Mr. Pimentel and Dr. Ferris is set forth above under "Directors."

         THOMAS L. COLLINS has been an executive vice president of our company since September 1, 2005. Prior to serving in that capacity, Mr. Collins was our chief executive officer since February 2004. Mr. Collins served as a director of our company from February 2004 to December 2006. He worked with Waste Management, Inc. from 1972 to 1995, including serving as the Vice President and Controller for the Western Region. After retiring from Waste Management in 1995, Mr. Collins was an independent consultant for the waste industry until joining our predecessor company in January 2003 as Executive Vice President. Mr. Collins has a B.A. in Business Administration and Accounting from Quincy University and is a certified public accountant. Mr. Collins has informed us that he intends to retire from our company in May 2007.

         DAVID A. RANE joined our company in November 2004 as a senior vice president and chief financial officer. Mr. Rane provided consulting services to our company from April 2004 to November 2004. Mr. Rane served as Executive Vice President and Chief Financial Officer for Callaway Golf Company from 1994 to 2000. Prior to that, Mr. Rane worked at PricewaterhouseCoopers for 14 years in their San Diego, Brussels and National Offices. Since leaving Callaway Golf, Mr. Rane has served as Executive Vice President of two development stage companies, StoreRunner Network Inc. (from 2000 to 2001) and SureBeam Corporation (from 2001 to 2004), and most recently served as Vice Chancellor for Financial Management for The National University System (from May 2004 to November 2004). SureBeam Corporation filed for protection under Chapter 7 of the United States Bankruptcy Code in January 2004. Mr. Rane is a certified public accountant and has a B.A. in Accounting from Brigham Young University.

AUDIT COMMITTEE

         In August 2004, our board of directors established an audit committee. Our board of directors has instructed the audit committee to meet periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select the independent accountants to be retained, and receive and consider the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The audit committee is also authorized to review related party transactions for potential conflicts of interest. Messrs. Patten and Cortez (chairman) served as members of the audit committee in 2006 (with Mr. Gutacker replacing Dr. Ferris as a member in December 2006).

         While our board of directors believes that our audit committee members are financially literate and have a level of financial sophistication necessary to serve on the audit committee, it has determined that we do not have an "audit committee financial expert," as defined under Item 401(h)(2) of Regulation S-K of the Securities Act of 1933, serving on the audit committee. Given the limited scope of our operations to date, our board of directors believes that we do not currently need to have an audit committee financial expert serving on the audit committee.

CODE OF ETHICS

         We have adopted a "Code of Ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules that applies to our officers, directors and employees. Our board of directors will not permit any waiver of any ethics policy for any director or executive officer. A copy of the Code of Ethics will be made available to our shareholders without charge upon request by contacting us at (858) 391-3400.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of the outstanding shares of our common stock to file reports of common stock ownership and changes in ownership with the SEC. Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms received or written representations from the reporting persons, we believe that, with respect to the fiscal year ended December 31, 2006, all of the reporting persons complied with all applicable Section 16 filing requirements on a timely basis, except that reports were not filed by Trellus Partners, LP.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

         COMPENSATION PHILOSOPHY AND OBJECTIVES

         Our compensation committee is committed to an executive compensation philosophy that attracts and retains executive officers, motivates executive officers to achieve our company's business objectives, and aligns the interests of key leadership with the long-term interests of our company's shareholders. The current objectives of our compensation program are to pay cash compensation at approximately market levels typical for an early stage company, and to supplement cash compensation with stock options. Stock options are granted with a strike price equal to the closing market price of our common stock on the date of grant. Stock options vest over time and are linked to the goals of our company and the performance of our executive officers.

         SETTING EXECUTIVE COMPENSATION

         Executive compensation is intended to support our company's performance goals. Accordingly, the committee believes that a high percentage of compensation should be equity linked and therefore tied to the performance of our company and the individual's contribution to our company's performance.

         The committee generally commences its review of our executive officer compensation for each year during the fourth quarter of the preceding year with the final determination of base salary and equity incentives made in April of such year following completion of the audit of our financial statements for the prior fiscal year. Changes in annual base compensation, if any, may be implemented retroactive to the beginning of the fiscal year.

         COMPENSATION POLICIES

         EMPLOYMENT AGREEMENTS: We do not have an employment agreement with our chief executive officer. We have entered into an employment agreement with our chief financial officer and our executive vice president. These agreements are summarized elsewhere in this report. We are not parties to employment agreements with any other employees.

         CHANGE-IN-CONTROL AGREEMENTS: Some of the awards issued under our 2004 Stock Option Plan provide that such awards will fully vest in the event of a change in control, as defined in such plan. We do not maintain any other change-in-control policies or plans.

         SEVERANCE POLICY: The above-referenced employment agreement contain provisions related to severance payments upon termination of employment. We do not maintain any other severance policies or plans.

         RECOUPMENT POLICY RELATING TO UNEARNED INCENTIVE COMPENSATION: It is the committee's policy to seek to make retroactive adjustments to any cash or equity based incentive compensation paid to executive officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, our company may seek to recover any amount determined to have been inappropriately received by the individual executive.

         IMPACT OF TAX AND ACCOUNTING TREATMENT ON COMPENSATION DECISIONS: The committee makes reasonable efforts to ensure that compensation paid to our executive officers is deductible, provided it determines that application of applicable limits are consistent with our needs and executive compensation philosophy. Our income tax deduction for executive compensation is limited by
Section 162(m) of the Internal Revenue Code to $1 million per executive per year, unless compensation above that amount is "performance-based." This limit applies to our chief executive officer and our other named executive officers. We have not had any deductions limited by Section 162(m) of the Internal Revenue Code to date.

         COMPONENTS OF EXECUTIVE OFFICER COMPENSATION

         BASE SALARY: Executive officers receive a base salary in cash to compensate them for services rendered throughout the year. Base salary is intended to recognize each officer's responsibilities, role in the organization, experience level, and contributions to the success of our company. The committee sets base salaries for the executive officers based on negotiations with the executive officer and our experience with similarly situated early stage companies.

         STOCK OPTION AWARDS: The committee grants stock options to provide additional incentives to maximize our company's share value, and to make equity ownership an important component of executive compensation. Stock option award levels are determined based on market data, and vary based on an individual's position within our company, time at our company, and contributions to our company's performance. Stock options are granted with a strike price equal to the closing market price of our common stock on the date of grant. Stock options vest over time and are linked to the goals of our company and the performance of the executive officers. Although we did not make any stock option grants to our executive officers in 2006, we plan to make grants in 2007 and in future periods.

         EXECUTIVE PERQUISITES AND GENERALLY AVAILABLE BENEFIT PROGRAMS: Our executive officers are eligible to receive medical, dental and vision insurance that is generally available to our other employees. Although we do not currently offer any perquisites to any of our executive officers, we may do so in the future based upon the growth and success of our company.

         COMPENSATION COMMITTEE REPORT

         THE INFORMATION CONTAINED IN THIS REPORT SHALL NOT BE DEEMED TO BE "SOLICITING MATERIAL" OR "FILED" WITH THE SEC OR SUBJECT TO THE LIABILITIES OF
SECTION 18 OF THE EXCHANGE ACT, EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO A DOCUMENT FILED UNDER THE SECURITIES ACT OR THE EXCHANGE ACT.

         The Compensation Committee of the Board of Directors has reviewed and discussed the above Compensation Discussion and Analysis with management and, based upon such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report.

              THE COMPENSATION COMMITTEE:

              Ross Patten, Chairman     Sam Pina Cortez     David Gutacker

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation of our chief executive officer, chief financial officer and the next most highly compensated executive officers whose total compensation in 2006 was in excess of $100,000. There were no bonuses, restricted stock awards, stock options, stock appreciation rights or any other compensation paid any of the named executive officers in 2006.

                                                   SALARY            TOTAL
 NAME AND PRINCIPAL POSITION        YEAR            ($)               ($)
-------------------------------  ----------  ------------------ --------------

John Pimentel                       2006         176,539(1)         176,539
   Chief Executive Officer
David Rane                          2006         224,000(2)         224,000
   Senior Vice President and
   Chief Financial Officer
Thomas L. Collins                   2006         221,846(3)         221,846
   Executive Vice President
Fred Lundberg                       2006         200,057(4)         200,057
   Senior Vice President

(1) Does not include $30,115 paid in 2006 representing salary earned and deferred in 2005.
(2) Does not include $6,461 paid in 2006 representing salary earned and deferred in 2005.
(3) Does not include $15,077 paid in 2006 representing salary earned and deferred in 2005.
(4) Does not include $13,596 paid in 2006 representing salary earned and deferred in 2005. Mr. Lundberg resigned as an executive officer effective as of February 23, 2007, but continues to be available to serve our company in a consulting capacity.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

         The following table provides information on the current holdings of stock option awards by our named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer. There were no equity or non-equity awards granted to any of our named executive officers in 2006, nor did any named executive officer exercise any awards in 2006.

                                                                  OPTION AWARDS
                           ---------------------------------------------------------------------------------------------
                           NUMBER OF SECURITIES      NUMBER OF SECURITIES
                                UNDERLYING                UNDERLYING              OPTION
                            UNEXERCISED OPTIONS       UNEXERCISED OPTIONS        EXERCISE
                                    (#)                       (#)                 PRICE
NAME                            EXERCISABLE              UNEXERCISABLE             ($)          OPTION EXPIRATION DATE
-----------------------    ----------------------    ----------------------    -------------    ------------------------
David Rane                        112,500                    37,500                 2.70        December 23, 2015
David Rane (1)                    145,833                   204,167                 2.70        December 23, 2015
Tom Collins (2)                    75,000                    25,000                 1.50        May 1, 2014
Fred Lundberg (3)                  54,608                    20,392                 1.50        May 1, 2014

(1) On April 18, 2005, Mr. Rane was granted an option to purchase up to 350,000 shares of our common stock that would have become exercisable as to 12/48ths on April 18, 2006 and 1/48th per month thereafter. This option was cancelled on December 23, 2005 in conjunction with the issuance of another option resulting in what was effectively a repricing. Our compensation committee determined to grant Mr. Rane a stock option with an exercise price of $2.70 per share in substitution for his previously granted stock option with an exercise price of $4.45 per share based upon its determination that the exercise price of $4.45 per share was substantially in excess of the fair market value of our common stock on the grant date, after taking into account the limited trading market for our common stock. Our compensation committee determined that an option with an exercise price of $2.70 per share bore a closer relationship to the fair market value of our common stock and would provide a more realistic incentive to Mr. Rane to maximize shareholder value.

(2) Represents a warrant to purchase up to 100,000 shares of our common stock granted on May 1, 2004 that became exercisable as to 12/48ths on January 10, 2005 and vests 1/48th per month thereafter.

(3) Represents a warrant to purchase up to 75,000 shares of our common stock granted on May 1, 2004 that became exercisable as to 12/48ths on January 10, 2005 and vests 1/48th per month thereafter. So long as Mr. Lundberg continues to be available to provide us with consulting services, this warrant will continue to vest.


COMPENSATION OF DIRECTORS

         The following table summarizes the compensation that we paid to our non-employee directors (as well as to our president and chief operating officer, who was a non-employee director for a portion of 2006) for the year ended December 31, 2006:

                                 FEES EARNED OR             ALL OTHER              TOTAL
NAME                            PAID IN CASH ($)         COMPENSATION ($)           ($)
---------------------------    --------------------    ---------------------    -------------
Dr. James L. Ferris                  16,781                  33,956(1)              50,757
Sam Pina Cortez                      15,500                       -                 15,500
Ross M. Patten                       19,000                       -                 19,000
David Gutacker                        2,000                  30,050(2)              32,050

(1) Includes $12,633 paid to Dr. Ferris for consulting fees and $21,323 paid as compensation for services as our president and chief operating officer.
(2) Represents consulting fees paid to the Gutacker Group Inc., a firm owned by Mr. Gutacker, prior to his appointment to our board of directors.

         Our non-employee directors (as well as Dr. Ferris) held the following options as of December 31, 2006:

                                                                  OPTION AWARDS
                           ---------------------------------------------------------------------------------------------
                           NUMBER OF SECURITIES      NUMBER OF SECURITIES
                                UNDERLYING                UNDERLYING              OPTION
                            UNEXERCISED OPTIONS       UNEXERCISED OPTIONS        EXERCISE
                                    (#)                       (#)                 PRICE
NAME                            EXERCISABLE              UNEXERCISABLE             ($)          OPTION EXPIRATION DATE
-----------------------    ----------------------    ----------------------    -------------    ------------------------
Dr. James L. Ferris                 7,000                        --                 3.70        December 23, 2014
Dr. James L. Ferris                60,000                    30,000                 2.25        November 1, 2015
Dr. James L. Ferris                40,000                    50,000                 2.70        December 23, 2015
Sam Pina Cortez                    90,000                    20,000                 2.25        November 1, 2015
Sam Pina Cortez                    60,000                    50,000                 2.70        December 23, 2015
Ross M. Patten                     75,000                    25,000                 2.25        November 1, 2015
Ross M. Patten                     15,000                     5,000                 2.70        December 23, 2015
Ross M. Patten                     60,000                    60,000                 2.70        December 23, 2015
David Gutacker                      -0-                     200,000                 1.55        January 17, 2017

         In 2006, each non-employee member of our board of directors (as well as Dr. Ferris) was compensated at the rate of $500 per day for attending board or committee meetings or otherwise working on company business. Non-employee directors were also eligible to receive grants of options in the discretion of the compensation committee. Except with respect to Dr. Ferris, directors who are also our employees receive no additional compensation for serving on our board. In 2007, based upon the recommendation of our compensation committee, our board of directors adopted a new compensation plan for our non-employee directors pursuant to which such directors will receive an annual retainer of $24,000 per year, $1,000 per meeting for attending board meetings ($500 for attending telephonically), $2,000 per year for each committee on which the director serves ($4,000 for service on the audit committee), an additional $2,000 per year for serving as the chairman of a committee and $1,000 per day for attending other meetings at the request of the chairman of our board. Directors are also entitled to reimbursement for reasonable expenses incurred on behalf of our company. The compensation committee is presently evaluating alternative means of continuing to provide equity awards to non-employee directors.

EMPLOYMENT AND CONSULTING AGREEMENTS

         John Pimentel is employed as our chief executive officer on an at-will employment basis. He currently receives a monthly salary of $15,000.

         Thomas L. Collins is employed by us under an employment agreement that provides a base annual salary of $224,000. Mr. Collins' employment is at-will. This agreement was entered into with Mr. Collins on April 28, 2005 and superseded Mr. Collins' prior agreement with us. Mr. Collins was originally hired to act as an executive vice president and, in February 2004, our board of directors elected Mr. Collins to serve as our chief executive officer. Mr. Collins resigned as chief executive officer in September 2005. The agreement provides discretion for our board of directors to increase the annual salary based upon Mr. Collins' performance and to provide bonuses as it deems appropriate. The agreement also provides for salary and benefit continuance for one year after death or permanent disability and severance equal to one year of salary ($224,000 as of December 31, 2006), plus a continuation of benefits in the event that Mr. Collins is terminated without cause or resigns for good reason (as such terms are defined in the agreement) (in each case, with payments being made over a one-year period). As consideration for receiving the foregoing payments, Mr. Collins would need to be available to provide us with consulting services on projects identified by our board, and enter into a severance agreement and general release with our company. While any such payments are being made Mr. Collins would be prohibited from engaging in any activities that would compete with our business or from interfering or disrupting any of our business relationships with any of our customers or suppliers or soliciting any of our employees to leave employment with our company. Any of these requirements may be waived by our company. The agreement also amended the terms of Mr. Collins' previously issued warrant to acquire up to 100,000 shares of our common stock to provide for acceleration upon a change-in-control (as defined in our 2004 Stock Option Plan). The agreement provides for indemnification of Mr. Collins for decisions made in good faith while performing services for us. Mr. Collins also entered into our standard indemnification agreement for officers of our company, which provides, among other things, that we will indemnify Mr. Collins, under the circumstances set forth therein, for defense expenses, damages, judgments, fines and settlements incurred by him in connection with actions or proceedings to which he may be a party as a result of his position as an officer, employee, agent or fiduciary of our company, and otherwise to the full extent permitted under our bylaws and California law. Mr. Collins has informed us that he intends to retire from our company in May 2007.

         On October 1, 2006, we entered into a three-month consulting agreement with Dr. James L. Ferris, a member of our board of directors. The agreement required Dr. Ferris to provide us with management consulting services and to assist with certain management initiatives designed to achieve full operation of our plant in Anaheim, California. The agreement provided for the payment to Dr. Ferris of a monthly fee of $12,633, plus an expense reimbursement of $150 per day. On November 4, 2006, Dr. Ferris terminated his consulting agreement with us and entered into an at-will employment agreement with us, effective as of November 1, 2006, pursuant to which he was appointed to serve as our chief operating officer and president for a salary of $14,000 per month plus paid vacation, health benefits and other employee benefits in accordance with our employee practices (which currently include dental and vision insurance). This agreement can be terminated by either party at any time without notice. Mr. Ferris will continue to be compensated for serving as a member of our board of directors as if he were a non-employee director.

         Fred Lundberg was employed by us under an employment agreement that provided a base annual salary of $202,000 plus benefits (which at December 31, 2006 included dental and vision insurance). Mr. Lundberg's employment was at-will. This agreement was entered into with Mr. Lundberg on April 28, 2005 and superseded Mr. Lundberg's prior agreement with our company. The agreement provided discretion for our board of directors to increase the annual salary based upon Mr. Lundberg's performance and to provide bonuses as it deemed appropriate. The agreement also provided for salary and benefit continuance for one year after death or permanent disability and severance equal to one year of salary ($202,000 as of December 31, 2006), plus a continuation of benefits in the event that Mr. Lundberg were terminated without cause or resigned for good reason (as such terms were defined in the agreement) (in each case, with payments being made over a one-year period). As consideration for receiving the foregoing payments, Mr. Lundberg would have needed to be available to provide us with consulting services on projects identified by our board, and to have entered into a severance agreement and general release with our company. While any such payments are being made Mr. Lundberg would be prohibited from engaging in any activities that would compete with our business or from interfering or disrupting any of our business relationships with any of our customers or suppliers or soliciting any of our employees to leave employment with our company. Any of these requirements may be waived by our company. The agreement provided for indemnification of Mr. Lundberg for decisions made in good faith while performing services for us. Mr. Lundberg also entered into our standard indemnification agreement for officers of our company, which provided, among other things, that we would indemnify Mr. Lundberg, under the circumstances set forth therein, for defense expenses, damages, judgments, fines and settlements incurred by him in connection with actions or proceedings to which he may be a party as a result of his position as an officer, employee, agent or fiduciary of our company, and otherwise to the full extent permitted under our bylaws and California law.

         Effective February 23, 2007, Mr. Lundberg ceased to be employed by us and began to provide us services on a consulting basis pursuant to a separation agreement and release. Pursuant to this agreement, we agreed to pay Mr. Lundberg severance pay equal to one year's base salary ($202,000) payable in 12 equal monthly installments, and benefit continuation (dental and vision insurance) for the one-year period commencing as of February 23, 2007. In consideration for receipt of the severance amount, Mr. Lundberg confirmed that so long as he was being provided with severance payments, he would be bound by the consulting, non-competition and non-solicitation provisions of his employment agreement (the "Employee Obligations"), as well as the confidentiality provisions of a confidentiality agreement previously entered into with us. Our company and Mr. Lundberg also agreed not to make any disparaging comments about each other. Mr. Lundberg may voluntarily terminate his right to receive severance payments at any time, in which case the Employee Obligations will cease.

         David A. Rane is employed by us under an employment agreement that provides a base annual salary of $224,000 plus benefits (which at December 31, 2006 included health, dental and vision insurance). Mr. Rane's employment is at-will. This agreement was entered into with Mr. Rane on April 28, 2005 and superseded Mr. Rane's prior agreement with us. The agreement provides discretion for our board of directors to increase the annual salary based upon Mr. Rane's performance and to provide bonuses as it deems appropriate. The agreement also provides for salary and a continuance of benefits for one year after death or permanent disability and severance equal to one year of salary ($224,000 as of December 31, 2006), plus a continuation of benefits in the event that Mr. Rane is terminated without cause or resigns for good reason (as such terms are defined in the agreement) (in each case, with payments being made over a one-year period). As consideration for receiving the foregoing payments, Mr. Rane would need to be available to provide us with consulting services on projects identified by our board, and enter into a severance agreement and general release with our company. While any such payments are being made Mr. Rane would be prohibited from engaging in any activities that would compete with our business or from interfering or disrupting any of our business relationships with any of our customers or suppliers or soliciting any of our employees to leave employment with our company. Any of these requirements may be waived by our company. The agreement provides for indemnification of Mr. Rane for decisions made in good faith while performing services for us. Mr. Rane also entered into our standard indemnification agreement for officers of our company, which provides, among other things, that we will indemnify Mr. Rane, under the circumstances set forth therein, for defense expenses, damages, judgments, fines and settlements incurred by him in connection with actions or proceedings to which he may be a party as a result of his position as an officer, employee, agent or fiduciary of our company, and otherwise to the full extent permitted under our bylaws and California law.

         In October 2006, we entered into a consulting agreement with the Gutacker Group Inc., a consulting firm owned by David Gutacker. Pursuant to the agreement, we agreed to pay the Gutacker Group a fixed daily rate (ranging from $800 to $1,800/day) for making its personnel (including Mr. Gutacker) available to us to assist us in executing our business plan and defining our business model. We also agreed to reimburse the Gutacker Group for air travel and other expenses it incurs in providing us services. We paid the Gutacker Group total consulting fees of $30,500 in 2006. This agreement was terminated when Mr. Gutacker joined our board of directors in December 2006.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under our equity compensation plans, which include individual compensation arrangements.


                                                                                           NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE
                                                                                            FOR FUTURE ISSUANCE
                                            NUMBER OF SECURITIES                                UNDER EQUITY
                                             T0 BE OSSIED UPON     WEIGHTED-AVERAGE        COMPENSATION PLANS
                                                EXERCISE OF        EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                            OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,      REFLECTED IN COLUMN
              PLAN CATEGORY                 WARRANTS AND RIGHTS   WARRANTS AND RIGHTS               (a))
------------------------------------------ ---------------------------------------------- ------------------------
                                                    (a)                     (b)                     (c)

 Equity compensation plans approved by            1,337,000               $ 2.52                   663,000
     security holders
 Equity compensation plans not approved             250,000               $ 1.50                         0
     by security holders
 Total                                            1,587,000               $ 2.36                   663,000

         The only equity compensation plan approved by our shareholders is our 2004 Stock Option Plan. Except as described below with respect to the issuance of certain warrants, we have not adopted without the approval of our shareholders any equity compensation plans under which our securities are authorized for issuance.

         On May 10, 2004, our board of directors granted warrants to each of Thomas L. Collins, our then-chief executive officer and Fred Lundberg, our then-senior vice president, to acquire up to 100,000 and 75,000 shares, respectively, of our common stock. The warrants, which were all issued in connection with services rendered to our company and vest through January 2008, each have a strike price of $1.50 per share (the fair market value of our common stock at the time of grant), a term of seven years and a cashless exercise provision.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Cortez and Patten and Dr. Ferris served as members of our compensation committee during 2006 (until Mr. Gutacker replaced Dr. Ferris as a member in December 2006). On October 1, 2006, Dr. Ferris entered into a consulting agreement with us. On November 4, 2006, this agreement was terminated and Dr. Ferris was appointed to serve as our chief operating officer and president. We entered into a consulting agreement with a company owned by Mr. Gutacker in October 2006, which agreement was terminated when Mr. Gutacker joined our board in December 2006. None of the other members of our compensation committee at any time has been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

INDEMNIFICATION

         Our articles of incorporation provide that no officer or director shall be personally liable to our corporation or our stockholders for monetary damages except as provided pursuant to California law. Our bylaws and articles of incorporation also provide that we shall indemnify and hold harmless each person who serves at any time as a director, officer, employee or agent of our company from and against any and all claims, judgments and liabilities to which such person shall become subject by reason of the fact that he is or was a director, officer, employee or agent of our company, and shall reimburse such person for all legal and other expenses reasonably incurred by him or her in connection with any such claim or liability. We also have the power to defend such person from all suits or claims in accord with California law. The rights accruing to any person under our bylaws and articles of incorporation do not exclude any other right to which any such person may lawfully be entitled, and we may indemnify or reimburse such person in any proper case, even though not specifically provided for by our bylaws or articles of incorporation.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our company pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2007 by (i) each person who is known by us to own beneficially more than five percent of our outstanding common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all current executive officers and directors as a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group has the right to acquire on or within 60 days after March 30, 2007 pursuant to the exercise of options or warrants. As of March 30, 2007, 26,257,122 shares of our common stock were issued and outstanding.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person.

                                                                        Number of Shares          Percent of
Name and Address of Beneficial Owner (1)                              Beneficially Owed (1)       Class (1)
------------------------------------------------------------------- ---------------------------------------------
John Pimentel(2)                                                              1,362,500               5.19%
Thomas L. Collins(3)                                                          1,150,000               4.36%
David A. Rane (4)                                                               650,000               2.43%
Fred Lundberg(5)                                                                735,000               2.79%
James L. Ferris (6)                                                             197,800               *
Ross M. Patten (7)                                                              240,000               *
Sam Pina Cortez (8)                                                             232,500               *
David Gutacker (9)                                                              200,000               *
Steven Racoosin (10)                                                          2,361,910               8.98%
One World Zero Waste, LLC (10)                                                2,361,910               8.98%
Laird Q. Cagan (11)                                                           2,446,275               9.09%
Trellus Partners, LP (12)                                                     6,726,200              20.87%
All directors and executive officers as a group (8 persons)                   4,767,800              17.11%
_________________

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1) Shares of common stock subject to options, warrants or other convertible securities (including approximately 17 million shares of common stock issuable upon conversion of our preferred stock) that are currently exercisable or convertible or exercisable or convertible within 60 days of March 30, 2007 are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of World Waste Technologies, Inc., 13500 Evening Creek Drive, Suite 440, San Diego, California, 92128.

(2) Includes 350,000 shares owned by Mr. Pimentel's spouse. Includes 12,500 shares issuable upon conversion of preferred stock and upon exercise of warrants.

(3) Includes 1,050,000 shares beneficially owned by a family trust and over which Mr. Collins has voting and dispositive power and 100,000 shares issuable upon exercise of a warrant.

(4)  Includes 500,000 shares issuable upon exercise of stock options.

(5)  Includes 75,000 shares issuable upon exercise of a warrant.

(6) Includes 187,000 shares issuable upon exercise of a stock option which is immediately exercisable but subject to repurchase by us in the event that optionee's service to our company terminates. Our repurchase right lapses as follows: with respect to the option to purchase (i) 7,000 shares granted on December 21, 2004, our repurchase right has fully lapsed; (ii) 90,000 shares granted on November 1, 2005, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after July 1, 2005; and (iii) 90,000 shares granted on December 23, 2005, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after January 1, 2006. Our repurchase right also fully lapses in the event that we are subject to a change in control. Also includes 10,800 shares of common stock issuable upon the conversion of preferred stock and the exercise of warrants.

(7) Represents 240,000 shares issuable upon exercise of a stock option which is immediately exercisable but subject to repurchase by us in the event that optionee's service to our company terminates. Our repurchase right lapses as follows: with respect to the option to purchase (i) 100,000 shares granted on November 1, 2005, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after July 1, 2005; (ii) 120,000 shares granted on December 23, 2005, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after January 1, 2006; and (ii) 20,000 shares granted on December 23, 2005, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after July 1, 2005. Our repurchase right also fully lapses in the event that we are subject to a change in control.

(8) Includes 220,000 shares issuable upon exercise of stock options which are immediately exercisable but subject to repurchase by us in the event that optionee's service to our company terminates. Our repurchase right lapses as follows: with respect to the option to purchase (i) 110,000 shares granted on November 1, 2005, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after July 1, 2005; and (ii) 110,000 shares granted on December 23, 2005, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after January 1, 2006. Our repurchase right also fully lapses in the event that we are subject to a change in control. Also includes 12,500 shares of common stock issuable upon conversion of preferred stock and exercise of warrants.

(9) Represents 200,000 shares issuable upon exercise of a stock option which is immediately exercisable but subject to repurchase by us in the event that optionee's service to our company terminate. Our repurchase right lapses with respect to 1/24th of the shares upon the passing of each month of continuing service to us after December 31, 2006. Our repurchase right also fully lapses in the event that we are subject to a change in control.

(10) Address: 3849 Pala Mesa Drive, Fallbrook, CA 92028. Mr. Racoosin has voting and dispositive power over the shares that are owned of record by One World Zero Waste, LLC, and such shares are also included in the table opposite Mr. Racoosin's name. Includes 51,563 shares issuable upon exercise of a warrant. Does not include 23,437 shares issuable upon exercise of a warrant that are not currently exercisable or exercisable within 60 days of March 30, 2007.

(11) Includes (i) 1,585,000 shares owned of record by Laird Q. Cagan, (ii) 200,000 shares owned of record by the KQC Trust, of which Mr. Cagan is the sole trustee, (iii) 426,122 shares that Mr. Cagan currently has the right to acquire pursuant to warrants, (iv) 95,000 shares out of a total of 190,000 shares that Cagan McAfee Capital Partners, LLC, an entity in which Mr. Cagan holds a 50% interest and shares voting and dispositive power, currently has the right to acquire pursuant to warrants, and (v) 126,400 shares of common stock issuable upon the conversion of preferred stock and the exercise of warrants held by Cagan Capital Private Equity Fund II, LLC, an entity that Mr. Cagan controls. Excludes the remaining 95,000 shares that Cagan McAfee Capital Partners, LLC has the right to acquire pursuant to warrants and as to which Mr. Cagan disclaims beneficial ownership. Mr. Cagan also disclaims beneficial ownership over the shares held by Cagan Capital Private Equity Fund. Address is c/o Cagan McAfee Capital Partners, LLC, 10600 N. De Anza Blvd., Suite 250, Cupertino, CA 95014.

(12) Includes 4,573,200 shares of common stock issuable upon conversion of shares of our Series A preferred stock and 1,400,000 shares of our common stock issuable upon exercise of warrants held by Trellus Offshore Fund Ltd., Trellus Partners II and Trellus Partners, L.P. Address: 350 Madison Ave, New York, NY 10017. Trellus Partners has designated Sam Pina Cortez and Ross M. Patten to serve as members of our board of directors.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         Our full board of directors is responsible for reviewing and approving or ratifying all related party transactions. Although there is no written policy in this regard, it is the practice of our board to review all material facts of interested transactions and take into account, among other factors it determines appropriate, whether the interested transaction is on terms no less favorable than terms generally available to any similarly situated, unrelated third parties under the same or similar circumstances and the extent of the person's interest in the transaction. Additionally, board approval of any interested party transaction must include the affirmative vote of at least a majority of our non-employee directors. The following related party transactions were reviewed and approved by our full board of directors in accordance with the foregoing policy.

         In December 2003, we entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provided for CMCP to provide us with advisory and consulting services and for an NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to us. We paid CMCP fees totally $60,000 in 2006. John Pimentel, our chief executive officer and chairman of our board of directors, is employed by CMCP. The agreement with CMCP was terminated effective December 31, 2006.

         In 2006, Chadbourn and Laird Q. Cagan (a significant shareholder of our company and a director of CMCP), a registered representative of Chadbourn, acted as the placement agents for us in connection with the private placement of our senior secured promissory notes and warrants to purchase up to a total of 297,000 shares of our common stock and one of three placement agents for a private placement of 250,000 shares of our Series B preferred stock and warrants to purchase up to 2,500,000 shares of our common stock. In connection with these private placements, we paid Chadbourn's total cash fees of $73,550 and we issued them warrants to acquire up to a total of 210,980 shares of our common stock at an exercise price of $2.75 per share and otherwise on the same terms as the warrants sold to the investors in the offering.

DIRECTOR INDEPENDENCE

         Our board is comprised of a majority of "independent" directors as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. Our independent directors are Sam Pina Cortez, David Gutacker and Ross M. Patten. Our board determined that the consulting fee we paid to Mr. Gutacker during 2006 did not prevent it from reaching a determination that Mr. Gutacker is independent. John Pimentel, our chief executive officer, and Dr. James Ferris, our president and chief operating officer, are not independent directors. Thomas L. Collins, who served as one of our directors through December 2006, was not an independent director.

         Our board of directors has an audit committee, compensation committee and finance committee. The audit and compensation committees consist solely of members who are independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit and compensation committees (other than Mr. Gutacker) is independent as defined in Exchange Act Rule 10a-3.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Aggregate fees billed to us by Stonefield Josephson, Inc. and Levitz, Zacks & Ciceric, our principal accountants, for professional services rendered with respect to our 2005 and 2006 fiscal years were as follows:


                                                   2006          2005
                                               ------------  ------------
Audit Fees                                       $222,911      $ 16,964
Audit-Related Fees                                     --        39,146
Tax Fees                                               --            --
All Other Fees                                         --            --
Total                                            $222,911      $ 56,110

(a) Audit Fees -- Consist of professional services rendered in connection with the annual audit of our consolidated financial statements on Form 10-K, quarterly reviews of our interim financial statements on Form 10-Q and services performed in connection with our compliance with the Sarbanes-Oxley Act. Audit fees also include fees for services performed by our accountants that are closely related to the audit and in many cases could only be provided by our independent accountants. Such services include the issuance of consents related to our registration statement and assistance with and review of other documents filed by us with the SEC.

(b) Audit Related Fees -- Consist of services related to due diligence services and accounting consultations.

(c) Tax Fees -- There were no tax compliance services rendered by our independent accounting firms during the years ended December 31, 2006 or December 31, 2005.

(d) All Other Fees -- There were no other professional services rendered by our independent accounting firms during the years ended December 31, 2006 or December 31, 2005.

PRE-APPROVAL POLICIES AND PROCEDURES

         All services provided by our independent registered public accounting firm, Stonefield Josephson, Inc., are subject to pre-approval by our audit committee. Before granting any approval, the audit committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm. The audit committee pre-approved all services provided by Stonefield Josephson, Inc. during the fiscal year ended December 31, 2006.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this Amendment No. 1 to our Annual Report on Form 10-K:

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

          (3)  Exhibits:

          The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Amendment No. 1 to our Annual Report on Form 10-K.

     (b) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

2.1 Agreement and Plan of Reorganization between Voice Powered Technology International, Inc., V-Co Acquisition, Inc. and World Waste Technologies, Inc., dated as of March 25, 2004. (1)
2.2 Amendment No. 1 dated August 24, 2004 to Agreement and Plan of Reorganization dated as of March 25, 2004 among Voice Powered Technology International, Inc., V-CO Acquisition, Inc. and World Waste Technologies, Inc. (2)
3.1      Amended and Restated Articles of Incorporation of the Registrant. (3)
3.2      Bylaws of the Registrant, as amended. (4)
3.3 Certificate of Determination of Rights, Preferences and Privileges of the Registrant's 8% Series A Cumulative Redeemable Convertible Participating Preferred Stock. (5)
3.4 Certificate of Determination of Rights, Preferences and Privileges of the Registrant's 8% Series B Cumulative Redeemable Convertible Participating Preferred Stock. (6)
4.1      Specimen Stock Certificate. (3)
4.2      Form of the Registrant's Warrant Agreement. (7)
10.1 Form of Indemnity Agreement entered into among the Registrant and its directors and officers. (8)
10.2     Form of Registration Rights Agreement. (2)
10.3     2004 Stock Option Plan. (3)
10.4     Form of Stock Option Agreement. (3)
10.5 Lease between World Waste of Anaheim, Inc., a wholly owned subsidiary of the Registrant, and Legacy Sabre Springs, LLC, dated as of March 10, 2004. (3)
10.6 Lease Agreement between World Waste of Anaheim, Inc. and Taormina Industries, LLC, dated as of July 14, 2004. (2)
10.7 Amendment No. 1 to Lease Agreement between World Waste of Anaheim, Inc. and Taormina Industries, LLC, dated as of March 17, 2005. (3)
10.8 Amendment No. 2 to Lease Agreement between World Waste of Anaheim, Inc. and Taormina Industries, LLC, dated as of July 27, 2005. (9)
10.9 Waste Recycle Agreement dated as of June 27, 2003 between World Waste of Anaheim, Inc. and Taormina Industries, LLC. (2)
10.10 Stock Purchase Warrant issued on May 10, 2004 by the Registrant to Thomas L. Collins. (2)
10.11 Stock Purchase Warrant issued on May 10, 2004 by the Registrant to Steve Racoosin. (2)
10.12 Stock Purchase Warrant issued on May 10, 2004 by the Registrant to Fred Lundberg. (2)
10.13 Stock Purchase Warrant issued on June 21, 2004 by the Registrant to Dr. Michael Eley. (2)
10.14 Stock Purchase Warrant issued on June 21, 2004 by the Registrant to Don Malley. (2)
10.15 Senior Promissory Note in favor of Trellus Management, LLC, dated April 11, 2005. (10)
10.16 Securities Purchase Agreement dated as of April 28, 2005 among the Registrant, Trellus Offshore Fund Limited, and Trellus Partners, LP, Trellus Partners II, LP. (5)
10.17 Form of Stock Purchase Warrant issued by the Registrant on April 28, 2005. (5)
10.18 Registration Rights Agreement dated as of April 28, 2005 among the Registrant, Trellus Offshore Fund Limited, Trellus Partners, LP, and Trellus Partners II, LP, a Delaware limited partnership and the individuals and entities set forth on the signature pages thereto. (5)
10.19 Employment Agreement dated as of April 28, 2005 between the Registrant and Thomas L. Collins. (5)

EXHIBIT
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

EXHIBIT
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


Dated: May 3, 2007                            World Waste Technologies, Inc.

                                              By: /s/ John Pimentel
                                                  ------------------------------
                                                  John Pimentel
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John Pimentel               Chief Executive Officer                           May 3, 2007
-------------------------
John Pimentel


/s/ David Rane                  Chief Financial Officer                           May 3, 2007
-------------------------       (Principal Accounting and Financial Officer)
David Rane


/s/ James L. Ferris             President, Chief Operating Officer and Director   May 3, 2007
-------------------------
James L. Ferris


/s/ Sam Pina Cortez             Director                                          May 3, 2007
-------------------------
Sam Pina Cortez


/s/ Ross M. Patten              Director                                          May 3, 2007
-------------------------
Ross M. Patten


/s/ David Gutacker              Director                                          May 3, 2007
-------------------------
David Gutacker
