Form 10-Q
period 2007-03-31
WORLD WASTE TECHNOLOGIES INC
filed 2007-05-15
CIK 890447

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ____________ to ____________.

                         Commission file number 1-11476

                          WORLD WASTE TECHOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

              CALIFORNIA                                   95-3977501
    (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

                      13500 EVENING CREEK DRIVE, SUITE 440,
                           SAN DIEGO, CALIFORNIA 92128
                    (Address of Principal Executive Offices)

                                 (858) 391-3400
              (Registrant's Telephone Number, Including Area Code)

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

                                 Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,255,662 shares issued and outstanding as of March 31, 2007.

================================================================================

                                 WORLD WASTE TECHNOLOGIES, INC.

                                            FORM 10-Q

                                        TABLE OF CONTENTS

                                                                                           PAGE
PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements:

            Consolidated Balance Sheets                                                    F-1

            Consolidated Statements of Operations                                          F-2

            Consolidated Statements of Stockholders' Equity (Deficit)                      F-3

            Consolidated Statements of Cash Flow                                           F-5

            Notes to Consolidated Financial Statements                                     F-6

PART II     OTHER INFORMATION

Item 1A     Risk Factors                                                                     1

Item 2      Management's Discussion and Analysis of Financial Condition and Results of       1
            Operations

Item 3      Quantitative and Qualitative Disclosures About Market Risks                      9

Item 4      Controls and Procedures                                                          9

Item 6      Exhibits                                                                        10

SIGNATURES                                                                                  11




                                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                            (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,       December 31,
                                                                                        2007              2006
                                                                                  ----------------------------------
ASSETS:                                                                              (UNAUDITED)
Current Assets:
             Cash                                                                  $   13,033,032    $   14,330,840
             Accounts receivable                                                                -            12,517
             Prepaid expenses                                                             144,044           174,589
                                                                                  ----------------------------------
Total Current Assets                                                                   13,177,076        14,517,946
                                                                                  ----------------------------------
Fixed Assets:
             Machinery, equipment net of accumulated depreciation of $894,643 on
             3/31/07 and $673,201on 12/31/06.                                           6,107,193         6,187,065

             Construction in Progress                                                           -           114,238
             Leasehold Improvements net of accumulated depreciation of $361,718
             on 3/31/07 and $271,164 on 12/31/06.                                       2,970,549         2,966,424
                                                                                  ----------------------------------
Total Fixed Assets                                                                      9,077,742         9,267,727
Other Assets:
             Deposit L/T                                                                   36,518            36,519
             Patent license, net of accumulated amortization of $107,896 on
             3/31/07                                                                    1,237,432         1,266,014
             And $88,591 on 12/31/06
                                                                                  ----------------------------------
             TOTAL ASSETS                                                          $   23,528,768    $   25,088,206
                                                                                  ==================================

LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT):
LIABILITIES:
Current Liabilities:
             Accounts payable                                                      $      405,288    $      503,752
             Accrued salaries payable                                                      85,197           136,635
             Capital lease S/T                                                             46,563            45,615
             Accrued liabilities                                                          192,106           222,803
             Other liabilities                                                             10,000            23,183
                                                                                  ----------------------------------
Total Current Liabilities                                                                 739,154           931,988
                                                                                  ----------------------------------
Long Term Liabilities:
             Capital lease L/T                                                             68,349            80,351
                                                                                  ----------------------------------
Total Long Term Liabilities                                                                68,349            80,351
                                                                                  ----------------------------------
             TOTAL LIABILITIES                                                            807,503         1,012,339
                                                                                  ----------------------------------

             Redeemable preferred stock (See Note 5)                                   16,347,912        14,506,849
                                                                                  ----------------------------------
             Commitments and Contingencies (See Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
             Common Stock - $.001 par value: 100,000,000 shares
               authorized, 26,257,122 and 25,412,662 shares
               issued and outstanding at March 31, 2007 and December  31, 2006,
               respectively.                                                               26,256            25,412

             Additional paid-in-capital                                                53,485,811        51,179,469
             Deficit Accumulated during development stage                             (47,138,714)      (41,635,863)

                                                                                  ----------------------------------
             TOTAL STOCKHOLDERS' EQUITY                                                 6,373,353         9,569,018
                                                                                  ----------------------------------

             TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
             AND STOCKHOLDERS' EQUITY                                              $   23,528,768    $   25,088,206
                                                                                  ==================================

                        SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





                                       WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                                (A DEVELOPMENT STAGE COMPANY)
                                       UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        For the Quarter   For the Quarter    June 18, 2002
                                                                            Ending            Ending         Inception to
                                                                        March 31, 2007    March 31, 2006    March 31, 2007*
                                                                       -----------------------------------------------------
GROSS REVENUE:                                                                                              $      93,784

       Disposal of rejects                                                                                        (65,526)
       Plant operation cost                                                                                    (2,720,922)
       Depreciation                                                                                            (1,843,615)
                                                                       -----------------------------------------------------
Total cost of goods sold                                                                                       (4,630,063)

                                                                       -----------------------------------------------------
Gross Margin                                                                                                   (4,536,279)

G&A Expense
   Research and development                                             $    (918,934)    $     (60,000)       (1,960,214)
   General and administrative                                                (983,491)         (968,668)      (11,740,890)

                                                                       -----------------------------------------------------
   Loss from operations                                                    (1,902,425)       (1,028,668)      (18,237,383)
                                                                       -----------------------------------------------------

   Interest income                                                            130,490            15,575           160,492
   Financing transaction expense                                                    -        (1,647,250)       (7,442,426)
   Asset impairment                                                                                            (9,764,267)

   Other income (expense)                                                     (27,276)         (120,154)        1,788,780
                                                                       -----------------------------------------------------
   Net loss before provision for income tax                                (1,799,211)       (2,780,497)      (33,494,804)
                                                                       -----------------------------------------------------
   Income taxes                                                                     -                 -                 -
                                                                       -----------------------------------------------------
   Net loss                                                             $  (1,799,211)    $  (2,780,497)    $ (33,494,804)
                                                                       -----------------------------------------------------
   Preferred stock dividend and amortization
   of beneficial conversion feature, warrant discount
   and offering costs                                                      (3,703,640)         (540,486)      (13,576,484)

                                                                       -----------------------------------------------------
   Net loss attributable to common shareholders                         $  (5,502,851)    $  (3,320,983)    $ (47,071,288)
                                                                       =====================================================

   BASIC AND DILUTED NET LOSS PER SHARE                                 $       (0.21)    $       (0.13)    $       (2.58)
                                                                       =====================================================
   WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING USED IN CALCULATION                                         25,830,809        24,724,833        18,212,936
                                                                       =====================================================


  *APPROXIMATELY $67,526 IN CONSULTING AND TRAVEL EXPENSES INCURRED PRIOR TO INCEPTION OF THE BUSINESS
   ON JUNE 18, 2002 ARE NOT INCLUDED.

                            SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.





                                           WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                           Additional     Common Stock    Accumulated
                                                  Shares      Dollars   Paid in Capital   Subscription      Deficit *     Total
                                               -------------------------------------------------------------------------------------
                                                             $          $                 $               $             $
Preformation expenses                                                                                         (67,526)     (67,526)
Formation - June 18, 2002                        9,100,000        100           73,036                                      73,136
Net Loss - 2002                                                                                              (359,363)    (359,363)
                                               -------------------------------------------------------------------------------------
December 31, 2002                                9,100,000        100           73,036                       (426,889)    (353,753)
                                               =====================================================================================

Additional paid in capital                                                         100                                         100
Common stock subscribed                                                                       125,000                      125,000
Net Loss - 2003                                                                                              (804,605)    (804,605)
                                               -------------------------------------------------------------------------------------
December 31, 2003                                9,100,000        100           73,136        125,000      (1,231,494)  (1,033,258)
                                               =====================================================================================

Merger with Waste Solutions, Inc.                7,100,000         63            2,137                                       2,200
Common stock subscriptions                         125,000          1          124,999       (125,000)                           -
Common stock and warrants net of offering
cost prior to VPTI merger                        3,045,206         31        3,952,321                                   3,952,352
Shares cancelled                                 (500,000)         (5)               5                                           -
Warrants issued                                                                281,171                                     281,171
Merger with VPTI                                 1,200,817     21,062          (21,062)                                          -
Conversion of promissory notes                   1,193,500         12        1,193,488                                   1,193,500
Accrued Interest on notes forgiven                                             135,327                                     135,327
Common stock and warrants net of offering cost   1,460,667      1,461        2,865,462                                   2,866,923
Amortization of stock options and warrants to
employees and consultants                                                      217,827                                     217,827
Net loss - 2004                                                                                            (2,496,188)  (2,496,188)
                                               -------------------------------------------------------------------------------------
December 31, 2004                               22,725,190     22,725        8,824,811              0      (3,727,682)   5,119,854
                                               =====================================================================================

Common stock and warrants net of offering cost   1,961,040      1,961        3,072,116                                   3,074,077
Amortization of stock options and warrants to
employees and consultants                                                      654,220                                     654,220
Dividend redeemable (Preferred Stock)                                          106,645                       (671,769)    (565,124)
Warrants issued                                                                861,853                                     861,853
Bridge financing warrants                                                    1,114,105                                   1,114,105
Beneficial conversion feature on redeemable
preferred stock                                                              1,328,066                                   1,328,066
Amortization of beneficial conversion
feature, warrant discount and offering costs
on redeemable preferred stock                                                                                (562,704)    (562,704)
Net loss - December 2005                                                                                   (3,078,917)  (3,078,917)
                                               -------------------------------------------------------------------------------------
December 31, 2005                               24,686,230     24,686       15,961,816              0      (8,041,072)   7,945,430
                                               =====================================================================================





                                                                           Additional     Common Stock    Accumulated
                                                  Shares      Dollars   Paid in Capital   Subscription      Deficit *     Total
                                               -------------------------------------------------------------------------------------
Common stock and warrants net of offering
cost                                               262,851        263            9,561                                       9,824
Amortization of stock options and warrants to
employees and consultants                                                      989,252                                     989,252
Dividend (Preferred Stock)                                                     386,954                     (2,920,893)  (2,533,939)
Warrants issued preferred stock                                              1,647,250                                   1,647,250
Bridge financing warrants                                                      787,500                                     787,500
Beneficial conversion feature - Series B                                    18,207,102                                  18,207,102
Conversion of Series B preferred stock             296,581        296          840,716                                     841,012
Series B Investor & placement warrants                                       7,922,663                                   7,922,663
Series A Investor warrants                                                   3,065,931                                   3,065,931
Elimination of warrant liabilities                                             674,420                                     674,420
UAH stock for purchase of patent                   167,000        167          697,833                                     698,000
Registration filing fees                                                       (11,529)                                    (11,529)
Amortization of beneficial conversion
feature, warrant discount and offering costs
on redeemable preferred stock                                                                              (5,717,378)  (5,717,378)
Net loss -  2006                                                                                          (24,956,520) (24,956,520)
                                               -------------------------------------------------------------------------------------
December 31, 2006                               25,412,662     25,412       51,179,469              0     (41,635,863)   9,569,018
                                               =====================================================================================

Common stock for services                          103,340        103          259,397                                     259,500
Amortization of stock options and warrants to
employees and consultants                                                      185,108                                     185,108
Dividend (Preferred Stock)                                                                                   (810,842)    (810,842)
Conversion of Series B preferred stock             741,120        741        1,861,837                                   1,862,578
Amortization of beneficial conversion
feature, warrant discount and offering costs
on redeemable preferred stock                                                                              (2,892,798)  (2,892,798)
Net loss - March 2007 (Unaudited)                                                                          (1,799,211)  (1,799,211)
                                               -------------------------------------------------------------------------------------
March 31, 2007 (Unaudited)                      26,257,122   $ 26,256   $   53,485,811    $         0    ($47,138,714)  $6,373,353
                                               =====================================================================================

* During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.

                               SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.





                                        WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                                              June 18, 2002
                                                                      Quarter ended       Quarter ended       (Inception) to
                                                                      March 31,2007       March 31, 2006      March 31, 2007
                                                                   -----------------------------------------------------------
Cash Flow from operating activities:                                $                   $                     $

    Net loss                                                              (1,799,211)         (2,780,497)         (33,494,804)
Adjustments to reconcile net loss to net cash used in operating activities:
    Impairment of assets                                                                                            9,737,344
    Depreciation and amortization                                            340,579               3,455            2,308,779
    Interest forgiveness                                                                                              135,327
    Warrant and common stock Issued for consulting                                                                     84,566
    Amortization of warrants & options to employees                          185,108             289,164            2,046,406
    Fair value adjustment warrant liability                                                      120,154           (1,789,134)
    Financial transaction expense                                                              1,647,250            7,442,426
    Amortization of offering cost                                                                                     252,277

Changes in operating assets and liabilities:
    Accounts receivable                                                       12,517                                        -
    Prepaid expenses/Emp. receivable                                          30,545              72,713             (144,044)
    Accounts payable                                                         (98,463)             (1,861)             405,288
    Accrued salaries                                                         (51,438)             15,554               85,197
    Accrued other liabilities                                                215,620             (40,479)             461,606
                                                                   -----------------------------------------------------------
    Net Cash used in operating activities                                 (1,164,743)           (674,547)         (12,468,766)
                                                                   -----------------------------------------------------------
Cash flows from investing activities:
    Construction in progress                                                                                       (4,043,205)
    Leasehold improvements                                                   (94,679)                              (3,332,267)
    Deposits on equipment                                                                                          (5,231,636)
    Purchase machinery & equipment                                           (38,386)         (2,301,511)          (7,794,612)
    Patient license                                                                                                  (440,890)
    Deposits                                                                                       4,719              (36,519)
                                                                   -----------------------------------------------------------
                                                                            (133,065)         (2,296,792)         (20,879,129)
                                                                   -----------------------------------------------------------
Cash flows from financing activities:

    Redeemable preferred stock                                                                                     32,071,719
    Senior secured debt                                                                        2,000,000            6,265,000
    Senior secured debt offering cost                                                           (122,425)            (420,523)
    Payment of senior secured debt                                                                                 (2,785,000)
    Warrants, common stock and
    Additional paid in capital                                                                     8,208           11,249,731
                                                                   -----------------------------------------------------------
                                                                                   0           1,885,783           46,380,927
                                                                   -----------------------------------------------------------

Net increase in cash                                                      (1,297,808)         (1,085,556)          13,033,032
Beginning cash                                                            14,330,840           2,864,377
                                                                   -----------------------------------------------------------
Ending cash                                                               13,033,032           1,778,821           13,033,032
                                                                   ===========================================================
Non-cash investing and financing activities:
    Interest (Paid) Received                                        $        130,490    $         15,575      $       160,492
    Income Taxes Paid                                                             --                  --                   --

   *During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.
   *The company issued warrants to purchase 315,354 shares of common stock to the placement agent for services rendered in connection with the fund raising effort.
   *The Company issued warrants to purchase  50,000 shares of common stock for consulting services in 2004 and 100,000 shares of common stock upon the exercise of a warrant in exchange for services rendered.
   *The Company issued 1,193,500 shares of common stock upon conversion of the Convertible Promissory notes payable and accrued interest of $135,327.
   *The Company issued warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement.
   *During the quarter ended March 31, 2006, upon completion of the plant in Anaheim, CA. all construction in progress was transferred to leasehold improvements and all deposits on equipment was transferred to machinery and equipment.
   *During the quarter ended March 31, 2007, the Company issued 103,340 shares in exchange for services rendered in 2006.


                             SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                              F-5

                 WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (FORMERLY WORLD WASTE OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2007 AND 2006

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has not derived substantial revenues from its activities to date.

INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's amended consolidated financial statements for the year ended December 31, 2006.

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

RECLASSIFICATION

      Certain amounts for the year ended December 31, 2006 have been reclassified to conform with the presentation of the March 31, 2007 amounts. These reclassifications had no effect on reported net loss.


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

      The Company adopted FIN 48 on January 1, 2007. There was no material impact on the Company's financial statements as a result of the adoption.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less when purchased, which are not securing any corporate obligations, to be cash equivalents. The Company had no cash equivalents at March 31, 2007.

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

      The assets at the Anaheim plant are comprised of two basic technologies; the front half of the plant consists of assets related to the Company's core patented technology related to "steam classification" and material separation and the back half of the plant consist of assets related to screening and cleaning of the cellulose biomass material to prepare it for sale to paper mills. During the plant start up phase, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. The Company decided not to make the capital improvements necessary to the Anaheim plant's wetlap process, or "back half" which the Company considers necessary in order to recover the carrying amount of the wetlap plant assets through projected future undiscounted cash flow from its operation. Consequently, the Company recorded a charge of $9,737,344 in 2006 which represented the net carrying value of the wetlap process (or "back half") equipment. The charge was equal to the carry cost of the assets of the wetlap process, net of accumulated depreciation. The Company did not record an impairment charge for the steam classification equipment (or "front half") of the plant because the Company intends to use that equipment in research and development activities as part of its development of alternative back end processes such as, but not limited to, gasification and acid hydrolysis and because it also believes that by making certain improvements to the plant, such as adding equipment for energy co-generation, and changing the use of the cellulose biomass mass from the wetlap process to another application, such as its use as a form of fuel, the future undiscounted cash flow from its operations might cover the capitalized cost.

      During 2007, the Company plans to continue to operate primarily in the research and development mode. Consequently, depreciation of the "steam classification" equipment may be charged to research and development under FASB 2, "Accounting for Research and Development Costs."

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

      The Company continues to exploit the technology covered by the Patent through a sublicense from the original licensee, Bio-Products, International, Inc. (BPI). By virtue of the acquisition of the Patent, the Company now owns all rights, title and interest in the Patent, subject to BPI's existing license, which in turn continues to sublicense the technology to the Company.

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

      In April 2007, the Company filed a lawsuit against BPI alleging, among other things, breach of contract and negligence with respect to the construction of the vessels. See Note 3 and 8. The Company does not believe that this lawsuit affects the carrying value of the patent or sub-license. Therefore, the Company had no material impairment to its intangible assets during the quarter ended March 31, 2007 and the year ended December 31, 2006.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

      Convertible Preferred Stock which may be redeemable for cash at the determination of the holder is classified as mezzanine equity, in accordance with FAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Debt and Equity," EITF Topic D 98 and ASR 268, and is shown net of discounts for offering costs, warrant values and beneficial conversion features.

STOCK-BASED COMPENSATION

      As of March 31, 2007, the Company had one share-based compensation plan, which is described below. The compensation cost that has been charged against income for the plan was $185,108, $463,406 and $1,617,096 for the quarters ended March 31, 2007 and 2006 and for the period from inception to March 31, 2007, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. As of March 31, 2007 and 2006, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

      The Company's 2004 Incentive Stock Option Plan (the Plan), which is shareholder-approved, provides for the issuance by the Company of a total of up to 2.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on 2 to 4 years of continuous service and have 10-year contractual terms. The Company granted 475,000 options during the quarter ended March 31, 2007 to employees, members of the board of directors and consultants. At March 31, 2007, there were 1,987,000 options outstanding under the Plan. There were no grants made during the quarter ended March 31, 2006. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The Company plans to adopt a new incentive stock plan in 2007.

      The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company's common stock from August 24, 2004 through the date of the respective grant. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected term of options granted was estimated using the simple method which the Company believes provides a reasonable estimation of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the LIBOR rate at the time of grant.

                                           QUARTER ENDED         YEAR ENDED
                                           MARCH 31, 2007     DECEMBER 31, 2006
                                        -------------------  -------------------

Expected volatility                              77 %                 70 %
Expected dividends                                0 %                  0 %
Expected term (in years)                      5.5 - 10.0               4
Risk-free rate                              4.64% - 5.07 %          4.64 %

      A summary of option activity under the Plan as of March 31, 2007, and changes during the quarter then ended is presented below:

                                                                          AVERAGE
                                                                         REMAINING    AGGREGATE
                                                     WEIGHTED-AVERAGE   CONTRACTUAL   INTRINSIC
OPTIONS                                   SHARES      EXERCISE PRICE       TERM         VALUE
-------------------------------------- ------------ ------------------ ------------- ------------
Outstanding at January 1, 2007           1,587,000    $       2.44                    $   26,250
Granted                                    475,000            1.29                            --
Exercised                                       --              --                            --
Forfeited or expired                        75,000    $       1.50                            --
Outstanding at March 31, 2007            1,987,000    $       2.16            8.65            --
Exercisable at March 31, 2007              824,500    $       1.76            8.64    $       --

      The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $1.11 as of March 31, 2007 which would have been received by the option holders had those option holders exercised their options as of that date. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $0.82. There were no options granted during the three months ended March 31, 2006. There have been no options exercised since inception. When options are exercised, the Company will issue new shares to the recipient.

                                                                     WEIGHTED-AVERAGE
NON-VESTED STOCK OPTIONS                        OPTIONS           GRANT DATE FAIR VALUE
                                        -----------------------  -----------------------
Non-vested at beginning of period               912,500                    1.56
Granted                                         475,000                    0.82
Vested                                          218,750                    0.83
Forfeited                                            --                      --
Non-vested at end of period                   1,168,750                    1.40

      As of March 31, 2007, there was approximately $1.31 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.87 years.

      Non employment stock warrants outstanding:

                                                                               WEIGHTED-
                                                         WEIGHTED AVERAGE    AVERAGE GRANT
                                             NUMBER       EXERCISE PRICE    DATE FAIR VALUE
----------------------------------------- ------------- ------------------ -----------------
Outstanding at December 31, 2006              7,003,147   $         2.19    $         2.31
Exercisable at December 31, 2006              7,003,147   $         2.19    $         2.31
Granted during the period                             0   $            -    $            -
Vested during the period                              0   $            -    $            -
Exercised during the period                           0   $            -    $            -
Cancelled                                             0   $            -    $            -
Outstanding at March 31, 2007                 7,003,147   $         2.19    $         2.31
Exercisable at March 31, 2007                 7,003,147   $         2.19    $         2.31

EARNINGS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 25,981,222, consisting of employee options of 1,987,000, investor warrants of 7,003,147, Preferred Series A of 5,663,842 and Preferred Series B of 11,327,234, were not included in the calculation of diluted earnings per share at March 31, 2007 and common stock equivalents of 8,809,752 were not included in the calculation of diluted earnings per share at March 31, 2006.

NOTE 2.   GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the quarter ended March 31, 2007 of $1,799,211 and an accumulated deficit of $47,138,714 at March 31, 2007.
The Company expects to incur substantial additional losses and costs and capital expenditures before it can operate profitably. The ability to operate profitably is subject to resolving significant operating issues or developing other products. The Company's ability to accomplish this is dependent on successful research and development, engineering and obtaining of additional funding. If the Company is unsuccessful, it may be unable to continue as a going concern for a reasonable period of time. These issues raise substantial doubt about the Company's ability to continue as a going concern.

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

      The Company continues to exploit the technology covered by the Patent through the sublicense from the original licensee, BPI. By virtue of the acquisition of the Patent, the Company now own all rights, title and interest in the Patent, subject to BPI's existing license, which in turn continues to sublicense the technology to the Company.

      The sub-license extends for a period of 20 years from the effective date of the agreement. The agreement is subject to automatic extension until the expiration date of the last patent issued to BPI.

      For the sub-license, the Company agreed to pay a one-time fee of $350,000. The license is being amortized over the remaining life of the license beginning when the Company's plant first became operational.

      In addition, the Company is obligated to pay a royalty for every ton of waste processed using the licensed technology as follows:

                      RATE           TONS PROCESSED PER DAY
                  -------------   -----------------------------
                      $0.50                 1 - 2,000
                      $1.00              2,001 - 10,000
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

      Due to the proprietary nature of the vessel design utilized in the process, the Company granted BPI the exclusive right of vessel manufacture, and agreed to purchase all required process vessels exclusively from BPI at a fixed purchase price of the quoted cost plus 15%.

      During the start-up phase of the initial plant in Anaheim, California, the Company became aware of design issues related to the steam classification vessels that the Company intends to use in its operations. The steam vessels were designed and fabricated on the Company's behalf by BPI pursuant to a contract entered into with BPI in July 2004 and the sub-license agreement discussed above. The agreement also provides the Company with the rights to certain technology used in its process. The Company has been dissatisfied with the remediation of these issues by BPI and has proceeded to resolve them itself. Consequently, in April, 2007, the Company filed a lawsuit against BPI in the Superior Court of the State of California alleging, among other things, breach of contract and negligence with respect to the construction of the vessels. The Company is seeking monetary damages, among other relief sought.

NOTE 4.   INCOME TAXES

      On July 13, 2006, FASB Interpretation (FIN) No. 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. (FAS) 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken "or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

      We adopted FIN 48 effective January 1, 2007. As defined by Fin 48, unrecognized tax benefits related to expenses that are recognized for determining income for financial statement purposes but have not been included as expenses in the Company's tax provision, as the Company believes these expenses will be disallowed for tax purposes. As of the date of adoption, the Company had a total amount of unrecognized tax benefits of $8,626,344. Virtually all of this balance related to Federal net operating losses the Company acquired in connection with its merger with Voice Powered Technology International, Inc. These losses are subject to significant limitations under Internal Revenue Code
Section 382 that will impact the Company's ability to utilize the net operating losses before they expire. As we provided for a 100% reserve against our deferred tax asset, the adoption of FIN 48 did not have a material effect on the financial statements. We have always excluded these net operating losses from the total available net operating losses we disclosed in our tax footnote.

As of January 1, 2007, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2,165. The recognition of this amount would be offset by a corresponding tax provision adjustment for an increase to the valuation allowance for deferred taxes related to net operating losses.

We have historically classified interest and penalties on income tax liabilities as additional income tax expense and will continue to do so after the adoption of FIN 48. As of January 1, 2007, our statement of financial position did not include any accrued interest or penalties.

As of January 1, 2007, it was reasonably possible that the total amount of our unrecognized tax benefits would decrease by approximately $500,000 to $600,000 within the following twelve months. This would result from the expiration of a Federal net operating loss carryforward from the 1994 tax year. This net operating loss carryforward is subject to the limitations mentioned above.

As of January 1, 2007, we were not under examination by any major tax jurisdiction.


NOTE 5.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

      The Company has outstanding two classes of Preferred Stock, Series A and Series B. Holders of both series of preferred stock are entitled to receive cumulative dividends, payable quarterly in additional shares of preferred stock, at the rate of 8% per annum. The holders of a majority of reach class of preferred shares have the option to require the Company to redeem all outstanding shares on April 28, 2010. In the event the holders do not exercise this redemption right, all shares of Series A will automatically convert into shares of Common Stock on such date.

      The warrant values, offering costs and beneficial conversion features of both classes of preferred stock have been treated as discounts to the carrying value of the preferred stock, and are being accreted through their redemption date under an acceptable method in accordance with EITF Topic D-98. For the Series B Preferred Stock the Company deemed the straight-line method was a preferable method, giving rise to a more appropriate distribution of the dividend recognition over the accretion period. The amortization costs are treated consistent with the treatment of preferred stock dividends.


   THE SUMMARY FOR THE SERIES A AND B IS AS FOLLOWS:

                                                                   SERIES A         SERIES B          TOTAL
                                                              ---------------  ---------------  ---------------
Gross proceeds                                                  $ 10,189,000     $  28,488,800   $  38,677,800
Cumulative in kind dividends                                       1,846,665         2,066,457       3,913,122
Converted to common stock                                                 --        (2,703,590)     (2,703,590)
                                                              ---------------  ---------------  ---------------
Total outstanding                                                 12,035,665       27,851,667       39,887,332

Unamortized beneficial conversion feature                           (898,585)     (13,191,041)     (14,089,626)
Unamortized offering costs                                        (1,058,326)      (3,321,062)      (4,379,388)
Unamortized warrant value                                           (898,585)      (4,171,821)      (5,070,406)
                                                              ---------------  ---------------  ---------------
Balance at March 31, 2007                                      $   9,180,169    $   7,167,743    $  16,347,912
                                                              ===============  ===============  ===============


NOTE 6.   CAPITAL LEASE OBLIGATION

      Capital Lease obligation is comprised as follows:

                                                                    MARCH 31, 2007      DECEMBER 31, 2006
                                                                --------------------  --------------------
Capital Lease for Front End Loader, 31 monthly                         $114,912             $125,966
     installments of $4,526, 31 payments were remaining at
     March 31, 2007, interest was imputed at 8.25%

Less: Current portion                                                    46,563               45,615
                                                                --------------------  --------------------
                                                                        $68,349              $80,351
                                                                ====================  ====================

NOTE 7.   COMMITMENT AND CONTINGENCIES

      The Company is obligated to pay BPI for technical services $20,000 per month until the first plant processes or is able to process waste equal to or in excess of the facility's design capacity and then $15,000 per month for five years. Due to contract disputes with BPI, the Company suspended payments in January 2007 to BPI until the disputes are resolved. The Company has operating lease obligations for plant and office space of approximately:

          Less than 1 year                       $253,000
          more than 1 less than 3                $441,000
          more than 3 less than 5                $402,000
          after 5 years                          $519,000

      As of March 31, 2007, the Company had in place one employment agreement, pursuant to which, the total annual salary was $224,000. The officer is entitled to receive 12 months salary and continuation of benefits in the event the Company terminates his agreement for other than "good cause" or the officer resigns from the Company for "good reason" (as such terms are defined in the agreements). In addition, the officer is entitled to 12 months salary and continuation of benefits in the event of disability or death during the term of his agreement. Also at March 31, 2007, the Company had in place one employment agreement in which the employee has announced his retirement effective May 2007 at which time the agreement will terminate with no additional obligations to the Company.

      The Company's CEO is not under an employment contract.

NOTE 8.   SUBSEQUENT EVENTS

      During the start-up phase of the initial plant in Anaheim, California, the Company became aware of design issues related to the steam classification vessels that the Company intends to use in its operations. The steam vessels were designed and fabricated on the Company's behalf by BPI pursuant to a contract entered into with BPI in July 2004 and the sub-license agreement discussed above. The agreement also provides the Company with the rights to certain technology used in its process. The Company has been dissatisfied with the remediation of these issues by BPI and has proceeded to resolve them itself. Consequently, in April, 2007, the Company filed a lawsuit against BPI in the Superior Court of the State of California alleging, among other things, breach of contract and negligence with respect to the construction of the vessels. The Company is seeking monetary damages, among other relief sought.

PART II

ITEM 1A.

THERE HAVE BEEN NO MATERIAL CHANGES TO THE RISK FACTORS FROM THOSE FILED IN THE COMPANY'S FORM 10-K/A FILED MAY 3, 2007.

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

      Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under "Item 1A - Risk Factors" in our annual report on Form 10-K/A for the year ended December 31, 2006.

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

MARKET OVERVIEW

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

      Several companies are producing ethanol from cellulosic sources such as corn. We believe that MSW is superior to corn as a feedstock for ethanol production for numerous reasons. For instance, (a) corn must be grown, harvested, and delivered, all of which add cost, (b) ethanol diverts corn from food use, which may raise the cost of other foods, (c) significant energy in the form of planting, harvesting, and transportation must be expended to grow corn, and (d) growing corn requires significant other resources, such as water, fertilizer and gasoline. By contrast, we believe utilizing MSW to produce ethanol can be beneficial for numerous reasons including (a) MSW is comparatively inexpensive because we would be paid a tip fee to accept it, (b) utilizing MSW achieves landfill diversion goals, (c) MSW is located in areas where ethanol is in demand, and (d) MSW has a strong positive energy balance.

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

      Due to, among other factors, the significant costs of additional capital improvements required at our Anaheim plant that would be necessary in order to address the BOD issue, we recently decided not to make these improvements for the pulp process or to actively pursue the creation or sale of wetlap pulp generated at this plant. Rather, we plan to run the plant on an intermittent basis for process improvement trials, technology demonstration, product development and other research and development initiatives, including as relates to the production of ethanol and electricity. We expect to continue to use the steam classification assets at the Anaheim facility in a research mode in an effort to develop ethanol, electricity and pulp opportunities until such time, if ever, as we can develop or acquire the technology to enable us to operate the plant profitably.

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

      In addition, we recently entered into a memorandum of understanding with Ensyn Corporation relating to a proposed technology development agreement under which the companies would collaborate to develop technologies for production of energy products and bio-fuels from MSW cellulose biomass.

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

PRELIMINARY COMMERCIALIZATION AND FURTHER RESEARCH AND DEVELOPMENT

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

FULL SCALE FACILITY AND COMMERCIALIZATION

      We are in the early stages of identifying potential sites for our next facility, which we anticipate will be a full-scale facility. We are identifying high priority sites and targeting locations with advantageous MSW tip fees and volume.

REPLICATION AND ROLLOUT

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

POTENTIAL ACQUISITIONS

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

      Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2006 and our unaudited financial statements dated March 31, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has not derived substantial revenues from its activities to date.

INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's amended consolidated financial statements for the year ended December 31, 2006.

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

      The assets at the Anaheim plant are comprised of two basic technologies, the front half of the plant consists of assets related to the Company's core patented technology related to "steam classification" and material separation and the back half of the plant consist of assets related to screening and cleaning of the cellulose biomass material to prepare it for sale to paper mills. During the plant start up phase, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. The Company decided not to make the capital improvements necessary to the Anaheim plant's wetlap process or back half which the Company considers necessary in order to recover the carrying amount of the wetlap plant assets through projected future undiscounted cash flow from its operation. Consequently, the Company recorded a charge of $9,737,344 which represented the net carrying value of the wetlap process (or "back half") equipment. The charge was equal to the carry cost of the assets of the wetlap process, net of accumulated depreciation. The Company did not record an impairment charge for the steam classification equipment (or "front half") of the plant because the Company intends to use that equipment in research and development activities as part of its development of alternative back end processes such as, but not limited to, gasification and acid hydrolysis and it also believes that by making certain improvements to the plant, such as adding equipment for energy co-generation, and changing the use of the cellulose biomass from the wetlap process to another application, such as its use as a form of fuel, the future undiscounted cash flow from its operations might cover the capitalized cost.

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

      In April 2007, the Company filed a lawsuit against BPI alleging, among other things, breach of contract and negligence with respect to the construction of the vessels. See Note 3 to the accompanying notes to consolidated financial statements. The Company does not believe that this lawsuit affects the carrying value of the patent or sub-license. Therefore, the Company had no material impairment to its intangible assets during the period ended March 31, 2007 and December 31, 2006.

REVENUE RECOGNITION

      Revenue for receiving Municipal Solid Waste (MSW) is recognized when the MSW is delivered. Revenue for products sold, such as unbleached fiber, metals and aluminum, are recognized when the product is delivered to the customer.

      All shipping and handling costs are accounted for as cost of goods sold.

      In January of 2007, the Company changed its plan of operation to focus entirely on research and development projects and consequently recognized no revenue during the first quarter of 2007. All cash received for tip fees and the sale of recyclables was netted against disposal costs.

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

      The Company adopted FIN 48 on January 1, 2007. There was no material impact on the Company's financial statements as a result of the adoption.

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

RECLASSIFICATION

      Certain amounts for the year ended December 31, 2006 have been reclassified to conform with the presentation of the March 31, 2007 amounts. These reclassifications had no effect on reported net loss.

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

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 2007 AND 2006

REVENUES AND COST OF GOODS SOLD

      During the plant start up phase of our Anaheim plant, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. In January 2007, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which the Company considers necessary to operate the plant with the expectation of being profitable. Therefore, beginning in January 2007, we began to operate the plant only as part of research and development projects including but not limited to the development of alternative back end processes such as gasification and acid hydrolysis for the production of ethanol. Consequently, we did not recognize any revenue during the first quarter of 2007. All cash received for tip fees and the sale of recyclables was netted against disposal costs. We also did not recognize any revenue during the first quarter of 2006 because the plant did not start operations until the second quarter of 2006.

EXPENSES

      Research and development expense increased from $60,000 during the quarter ended March 31, 2006 to $918,934 during the comparable quarter in 2007. This was primarily due to the cost of operating the Anaheim plant of $497,380 and plant depreciation of $309,948 in the 2007 period being classified as research and development expense due to the current nature and intent of the plant operations. As part of its shift from operations to research and development, the Company reduced expenditures at the plant by approximately $500,000 for the fourth quarter of 2006 to the first quarter of 2007. The plant was not operational during the comparable quarter in 2006.

      General and administrative expense increase from $968,668 during the quarter ended March 31, 2006 to $983,491. This $14,823 increase was primarily the result of an increase in professional and consulting fees of approximately $275,000 offset by the allocation of payroll costs to the plant upon completion of construction.

      Finance expense in 2006 represents the value of warrants issued to the holder of the Series A Preferred Stock for their consent to our issuance of additional senior secured debt and agreement to waive certain of their veto rights and contractual rights to facilitate the Company's next round of financing.

      Preferred stock dividend and amortization of beneficial conversion feature, warrant discount and offering costs increased to $3,953,403 in the quarter ended March 31, 2007 from $540,486 during the comparable period in 2006 due to the issuance of the Series B Preferred Stock in the second quarter of 2006. See Note 5 to the accompanying unaudited consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2007, we had cash on hand of approximately $13.0 million, a decrease of approximately $1.3 million from December 31, 2006. During the first quarter of 2007, we used cash primarily for research and development activities of approximately $600,000 net of non cash items primarily depreciation, general and administrative expenses of approximately $600,000 net of non cash items primarily the amortization of employee options and warrants and accrued expenses for consulting, and the purchase of equipment of approximately $100,000. We estimate that our cash will sustain operations through approximately December 2008, based on our current expected burn rate, exclusive of any significant costs to make substantial changes to our initial facility or construct additional facilities, if we choose to do so.

      As of March 31, 2007, the only long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other similar long-term liabilities, were the Taormina agreement described in "Business" above, the monthly payment due BPI as part of the license agreement, and the one capital lease described in Note 6 to the unaudited consolidated financial statements. Due to contract disputes, the Company suspended payments to BPI in January 2007. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. We do not believe that inflation has had a material impact on our business or operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2007, we had cash and short term investments of $13.0 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of out portfolio. We actively monitor changes in interest rates.

      We did not have any financial instruments sensitive to changes in interest rates at March 31, 2007 or December 31, 2006. We currently do not conduct any business outside of the United States and therefore are not subject to risks from changes in foreign currency exchange rates.

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

      There was no change in the Company's internal control over financial reporting during the quarter that ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II-- OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007                             WORLD WASTE TECHNOLOGIES, INC.
                                               (Registrant)


                                               By: /s/ David Rane
                                                  ------------------------------
                                                   David Rane
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number     Description
------     -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act