Form 10-Q
period 2007-06-30
WORLD WASTE TECHNOLOGIES INC
filed 2007-08-14
CIK 890447

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2007

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

                                 Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,924,968 shares issued and outstanding as of June 30, 2007.

================================================================================

                                 WORLD WASTE TECHNOLOGIES, INC.

                                            FORM 10-Q

                                        TABLE OF CONTENTS

                                                                                           PAGE
PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements:

            Consolidated Balance Sheets                                                    1

            Consolidated Statements of Operations                                          2

            Consolidated Statements of Stockholders' Equity (Deficit)                      4

            Consolidated Statements of Cash Flow                                           6

            Notes to Consolidated Financial Statements                                     7


Item 2      Management's Discussion and Analysis of Financial Condition and Results of     15
            Operations

Item 3      Quantitative and Qualitative Disclosures About Market Risks                    24

Item 4      Controls and Procedures                                                        24

PART II     OTHER INFORMATION                                                              25

Item 1A     Risk Factors                                                                   25

Item 6      Exhibits                                                                       26

SIGNATURES                                                                                 27



                                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,       December 31,
                                                                                        2007              2006
                                                                                  ----------------------------------
ASSETS:                                                                              (UNAUDITED)
Current Assets:
             Cash and cash equivalents                                              $   1,893,855    $   14,330,840
             Short-term investments                                                     9,811,183                 -
             Accounts receivable                                                                -            12,517
             Prepaid expenses                                                             183,364           174,589
                                                                                  ----------------------------------
Total Current Assets                                                                   11,888,402        14,517,946
                                                                                  ----------------------------------
Fixed Assets:
             Machinery, equipment net of accumulated depreciation of $1,089,507
             on 6/30/07 and $673,201 on 12/31/06.                                       6,282,624         6,460,326

             Construction in Progress                                                           -           114,238
             Leasehold Improvements net of accumulated depreciation of $483,686
             on 6/30/07 and $271,164 on 12/31/06.                                       2,486,863         2,693,163
                                                                                  ----------------------------------
Total Fixed Assets                                                                      8,769,487         9,267,727
Other Assets:
             Deposit L/T                                                                   36,519            36,519
             Patent license, net of accumulated amortization of $145,757 on
             6/30/07 and $88,591 on 12/31/06                                            1,208,848         1,266,014

                                                                                  ----------------------------------
             TOTAL ASSETS                                                          $   21,903,256    $   25,088,206
                                                                                  ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
LIABILITIES:
Current Liabilities:
             Accounts payable                                                      $      446,654    $      503,752
             Accrued salaries payable                                                     113,225           136,635
             Capital lease S/T                                                             47,530            45,615
             Accrued liabilities                                                          196,179           222,803
             Other liabilities                                                                  -            23,183
                                                                                  ----------------------------------
Total Current Liabilities                                                                 803,588           931,988
                                                                                  ----------------------------------
Long Term Liabilities:
             Capital lease L/T                                                             56,097            80,351
                                                                                  ----------------------------------
Total Long Term Liabilities                                                                56,097            80,351
                                                                                  ----------------------------------
             TOTAL LIABILITIES                                                            859,685         1,012,339
                                                                                  ----------------------------------

             Convertible Redeemable preferred stock (See Note 5)                       18,575,969        14,506,849
                                                                                  ----------------------------------
             Commitments and Contingencies (See Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
             Common Stock - $.001 par value: 100,000,000 shares
               authorized, 26,924,968 and 25,412,662 shares
               issued and outstanding at June 30, 2007 and December  31, 2006,
               respectively.                                                               26,924            25,412

             Additional paid-in-capital                                                55,052,560        51,179,469
             Deficit accumulated during development stage                             (52,609,579)      (41,635,863)
             Accumulated comprehensive income (loss)                                       (2,303)                -

                                                                                  ----------------------------------
             TOTAL STOCKHOLDERS' EQUITY                                                 2,467,602         9,569,018
                                                                                  ----------------------------------

             TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
             AND STOCKHOLDERS' EQUITY                                              $   21,903,256    $   25,088,206
                                                                                  ==================================

                        SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                                       WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                       UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months         Three Months
                                                               Ended                Ended
                                                            June 30, 2007       June 30, 2006
                                                         -------------------------------------
GROSS REVENUE:                                            $            -      $      14,327

       Disposal of rejects                                                          (14,247)
       Plant operation cost                                                        (664,809)
       Depreciation                                                                (595,346)
                                                         -------------------------------------
Total cost of goods sold                                               -         (1,274,402)

                                                         -------------------------------------
Gross Margin                                                           -         (1,260,075)

G&A Expense
   Research and development                                     (804,018)           (60,000)
   General and administrative                                 (1,425,176)        (1,037,451)

                                                         -------------------------------------
   Loss from operations                                       (2,229,194)        (2,357,526)
                                                         -------------------------------------

   Interest income (expense)                                     105,717           (290,190)
   Financing transaction expense                                       -         (5,795,176)
   Change in fair value of warrant liability                           -           (135,642)
                                                         -------------------------------------
   Net loss before provision for income tax                   (2,123,477)        (8,578,564)
                                                         -------------------------------------
   Income taxes                                                        -                  -
                                                         -------------------------------------
   Net loss                                                   (2,123,477)        (8,578,564)
                                                         -------------------------------------
   Preferred stock dividend and amortization
   of beneficial conversion feature, warrant discount
   and offering costs                                         (3,347,388)        (1,507,775)

                                                         -------------------------------------
   Net loss attributable to common shareholders           $   (5,470,865)     $ (10,086,339)
                                                         =====================================

   BASIC AND DILUTED NET LOSS PER SHARE
   ATTRIBUTABLE TO COMMON SHAREHOLDERS                    $        (0.20)     $       (0.41)
                                                         =====================================
   WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING USED IN CALCULATION                            26,723,264         24,893,023
                                                         =====================================



          SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.



                                       WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                       UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Six Months          Six Months        June 18, 2002
                                                               Ended               Ended            Inception to
                                                            June 30, 2007      June 30, 2006      June 30, 2007*
                                                         ----------------------------------------------------------
GROSS REVENUE:                                           $             -      $      14,327        $      93,784

       Disposal of rejects                                                          (14,247)             (65,526)
       Plant operation cost                                                        (664,809)          (2,720,922)
       Depreciation                                                                (595,346)          (1,843,615)
                                                         ---------------------------------------------------------
Total cost of goods sold                                               -         (1,274,402)          (4,630,063)

                                                         ---------------------------------------------------------
Gross Margin                                                           -         (1,260,075)          (4,536,279)

G&A Expense
   Research and development                                   (1,749,875)          (120,000)          (2,791,155)
   General and administrative                                 (2,408,667)        (2,006,117)         (13,166,066)
   Asset impairment                                                                                   (9,737,344)
                                                         ---------------------------------------------------------
   Loss from operations                                       (4,158,542)        (3,386,192)         (30,230,844)
                                                         ---------------------------------------------------------

   Interest income (expense)                                     235,854           (274,616)             265,856
   Financing transaction expense                                       -         (7,442,426)          (7,442,426)
   Change in fair value of warrant liability                           -           (255,796)                   -
   Other income (expense)                                              -                  -            1,789,133
                                                         ---------------------------------------------------------
   Net loss before provision for income tax                   (3,922,688)       (11,359,030)         (35,618,281)
                                                         ---------------------------------------------------------
   Income taxes                                                        -                   -                   -
                                                         ---------------------------------------------------------
   Net loss                                               $   (3,922,688)     $ (11,359,030)       $ (35,618,281)
                                                         ---------------------------------------------------------
   Preferred stock dividend and amortization
   of beneficial conversion feature, warrant discount
   and offering costs                                         (7,051,028)        (2,048,261)         (16,923,772)

                                                         ---------------------------------------------------------
   Net loss attributable to common shareholders           $  (10,973,716)     $ (13,407,291)       $ (52,542,053)
                                                         =========================================================

   BASIC AND DILUTED NET LOSS PER SHARE                   $        (0.42)     $       (0.54)       $       (2.82)
                                                         =========================================================
   WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING USED IN CALCULATION                            26,273,342         24,809,174           18,638,083
                                                         =========================================================


  *APPROXIMATELY $67,526 IN CONSULTING AND TRAVEL EXPENSES INCURRED PRIOR TO INCEPTION OF THE BUSINESS
   ON JUNE 18, 2002 ARE NOT INCLUDED.

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.



                                           WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      Additional                             Accumulated
                                                                      Paid in     Common Stock  Accumulated  Comprehensive
                                                  Shares    Dollars   Capital     Subscription   Deficit *   Income (Loss)     Total
                                               -------------------------------------------------------------------------------------
                                                           $          $           $             $             $            $
Preformation expenses                                                                               (67,526)                (67,526)
Formation - June 18, 2002                        9,100,000      100       73,036                                             73,136
Net Loss - 2002                                                                                    (359,363)               (359,363)
                                               ------------------------------------------------------------------------------------
December 31, 2002                                9,100,000      100       73,036                   (426,889)               (353,753)
                                               ====================================================================================

Additional paid in capital                                                   100                                                100
Common stock subscribed                                                                 125,000                             125,000
Net Loss - 2003                                                                                    (804,605)               (804,605)
                                               ------------------------------------------------------------------------------------
December 31, 2003                                9,100,000      100       73,136        125,000  (1,231,494)             (1,033,258)
                                               ====================================================================================

Merger with Waste Solutions, Inc.                7,100,000       63        2,137                                              2,200
Common stock subscriptions                         125,000        1      124,999       (125,000)                                  -
Common stock and warrants net of offering
cost prior to VPTI merger                        3,045,206       31    3,952,321                                          3,952,352
Shares cancelled                                 (500,000)       (5)           5                                                  -
Warrants issued                                                          281,171                                            281,171
Merger with VPTI                                 1,200,817   21,062      (21,062)                                                 -
Conversion of promissory notes                   1,193,500       12    1,193,488                                          1,193,500
Accrued Interest on notes forgiven                                       135,327                                            135,327
Common stock and warrants net of offering cost   1,460,667    1,461    2,865,462                                          2,866,923
Amortization of stock options and warrants to
employees and consultants                                                217,827                                            217,827
Net loss - 2004                                                                                  (2,496,188)             (2,496,188)
                                               ------------------------------------------------------------------------------------
December 31, 2004                               22,725,190   22,725    8,824,811                 (3,727,682)              5,119,854
                                               ====================================================================================

Common stock and warrants net of offering cost   1,961,040    1,961    3,072,116                                          3,074,077
Amortization of stock options and warrants to
employees and consultants                                                654,220                                            654,220
Dividend redeemable (Preferred Stock)                                    106,645                   (671,769)               (565,124)
Warrants issued                                                          861,853                                            861,853
Bridge financing warrants                                              1,114,105                                          1,114,105
Beneficial conversion feature on redeemable
preferred stock                                                        1,328,066                                          1,328,066
Amortization of beneficial conversion
feature, warrant discount and offering costs
on redeemable preferred stock                                                                      (562,704)               (562,704)
Net loss - December 2005                                                                         (3,078,917)             (3,078,917)
                                               ------------------------------------------------------------------------------------
December 31, 2005                               24,686,230   24,686   15,961,816                 (8,041,072)              7,945,430
                                               ====================================================================================



                                                                      Additional                             Accumulated
                                                                      Paid in     Common Stock  Accumulated  Comprehensive
                                                  Shares    Dollars   Capital     Subscription   Deficit *   Income (Loss)     Total
                                               ------------------------------------------------------------------------------------
Common stock and warrants net of offering
cost                                                262,85      263        9,561                                              9,824
Amortization of stock options and warrants to
employees and consultants                                                989,252                                            989,252
Dividend (Preferred Stock)                                               386,954                 (2,920,893)             (2,533,939)
Warrants issued preferred stock                                        1,647,250                                          1,647,250
Bridge financing warrants                                                787,500                                            787,500
Beneficial conversion feature - Series B                              18,207,102                                         18,207,102
Conversion of Series B preferred stock             296,581      296      840,716                                            841,012
Series B Investor & placement warrants                                 7,922,663                                          7,922,663
Series A Investor warrants                                             3,065,931                                          3,065,931
Elimination of warrant liabilities                                       674,420                                            674,420
UAH stock for purchase of patent                   167,000      167      697,833                                            698,000
Registration filing fees                                                 (11,529)                                           (11,529)
Amortization of beneficial conversion
feature, warrant discount and offering costs
on redeemable preferred stock                                                                    (5,717,378)             (5,717,378)
Net loss -  2006                                                                                (24,956,520)            (24,956,520)
                                               ------------------------------------------------------------------------------------
December 31, 2006                               25,412,662   25,412   51,179,469                (41,635,863)              9,569,018
                                               ====================================================================================

Common stock for services                          103,340      103      259,397                                            259,500
Warrant exercises                                  199,320      199        1,795                                              1,994
Amortization of stock options and warrants to
employees and consultants                                                631,198                                            631,198
Dividend (Preferred Stock)                                                                       (1,608,523)             (1,608,523)
Conversion of Series B preferred stock           1,209,646    1,210    2,980,701                                          2,981,911
Amortization of beneficial conversion
feature, warrant discount and offering costs
on redeemable preferred stock                                                                    (5,442,505)             (5,442,505)
Net loss - March 2007 (Unaudited)                                                                (3,922,688)             (3,922,688)
Unrealized gain (loss) on short term
Investments held for sale                                                                                        (2,303)     (2,303)
                                               ------------------------------------------------------------------------------------
June 30, 2007 (Unaudited)                       26,924,968  $26,924  $55,052,560     $       0 $(52,609,579)    $(2,303) $2,467,602
                                               ====================================================================================

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

                               SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.



                                        WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                        Six Months          Six Months          June 18, 2002
                                                                          Ended               Ended            (Inception) to
                                                                      June 30, 2007        June 30, 2006         June 30, 2007
                                                                   -----------------------------------------------------------
Cash Flow from operating activities:                                $                   $                     $

    Net loss                                                              (3,922,688)        (11,359,030)         (35,618,281)
Adjustments to reconcile net loss to net cash used in operating activities:
    Impairment of assets                                                                                            9,737,344
    Depreciation and amortization                                            686,314             633,871            2,654,514
    Interest forgiveness                                                                                              135,327
    Warrant and common stock Issued for consulting                                                                     84,566
    Amortization of warrants & options to employees                          631,198             520,867            2,492,496
    Fair value adjustment warrant liability                                                      255,796           (1,789,134)
    Financial transaction expense                                                              7,442,426            7,442,426
    Amortization of offering cost                                                                252,277              252,277

Changes in operating assets and liabilities:
    Accounts receivable                                                       12,517                                        -
    Prepaid expenses/Emp. receivable                                          (8,775)            (23,837)            (183,364)
    Accounts payable                                                         (57,098)            148,905              446,654
    Accrued salaries                                                         (23,410)            (12,302)             113,225
    Accrued other liabilities                                                209,694             (53,133)             455,679
                                                                   -----------------------------------------------------------
    Net Cash used in operating activities                                 (2,472,248)         (2,194,160)         (13,776,272)
                                                                   -----------------------------------------------------------
Cash flows from investing activities:
    Construction in progress                                                                                       (4,043,205)
    Leasehold improvements                                                    (6,222)                              (2,970,549)
    Deposits on equipment                                                                                          (5,231,636)
    Purchase machinery & equipment                                          (147,025)         (3,109,258)          (8,176,512)
    Patient license                                                                              (20,000)            (440,890)
    Deposits                                                                                      57,595              (36,519)
    Purchase of Short-term investments                                    (9,813,486)                              (9,813,486)
                                                                   -----------------------------------------------------------
    Net Cash used in investing activities                                 (9,966,733)         (3,071,663)         (30,712,797)
                                                                   -----------------------------------------------------------
Cash flows from financing activities:

    Redeemable preferred stock                                                                22,649,764           32,070,511
    Senior secured debt                                                                        2,000,000            6,265,000
    Repayment of senior secured debt                                                          (2,785,000)
    Senior secured debt offering cost                                                           (122,424)            (420,523)
    Payment of senior secured debt                                                                                 (2,785,000)
    Warrants, common stock and
    Additional paid in capital                                                 1,996               9,627           11,252,936
                                                                    -----------------------------------------------------------
    Net Cash provided by financing activities                                  1,996          21,751,967           46,382,924
                                                                   -----------------------------------------------------------

Net increase in cash and cash equivalents                                (12,436,985)         16,486,142            1,893,855
Beginning cash and cash equivalents                                       14,330,840           2,864,377
                                                                   -----------------------------------------------------------
Ending cash and cash equivalents                                           1,893,855          19,350,519            1,893,855
                                                                   ===========================================================
Non-cash investing and financing activities:
    Interest (Paid) Received                                        $        236,207    $       (153,964)     $       266,209
    Income Taxes Paid                                                             --                  --                   --

   *During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.
   *The company issued warrants to purchase 315,354 shares of common stock to the placement agent for services rendered in connection with the fund raising effort.
   *The Company issued warrants to purchase  50,000 shares of common stock for consulting services in 2004 and 100,000 shares of common stock upon the exercise of a warrant in exchange for services rendered.
   *The Company issued 1,193,500 shares of common stock upon conversion of the Convertible Promissory notes payable and accrued interest of $135,327.
   *The Company issued warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement.
   *During the six months ended June 30, 2006, upon completion of the plant in Anaheim, CA. all construction in progress was transferred to leasehold improvements and all deposits on equipment was transferred to machinery and equipment.
   *During the six months ended June 30, 2007, the Company issued 103,340 shares in exchange for services rendered in 2006.
   *During the six months ended June 30, 2007, the Company issued 1,209,646 shares of common stock in exchange for conversion of
    $1,609,731 of Preferred Series B stock.
   *Short-term investments have been adjusted for unrealized losses of $2,303.


                             SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                              6

                 WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2007 AND 2006

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

INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's amended consolidated financial statements for the year ended December 31, 2006.

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

RECLASSIFICATION

      Certain amounts for the year ended December 31, 2006 have been reclassified to conform with the presentation of the June 30, 2007 amounts. These reclassifications had no effect on reported net loss.


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

SHORT TERM INVESTMENTS

      The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. All investments held at June 30, 2007 are short-term available for sale securities. They are carried at quoted fair value, with unrealized gains and losses reported in shareholders' equity as a component of accumulated comprehensive income. The net unrealized loss of $2,303 recorded in shareholders' equity during the quarter ended June 30, 2007 was comprised of unrealized gains of $67 and unrealized losses of $2,370. Maturity dates of investments classified as available for sale securities range from February of 2008 to December of 2008.

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

      During the remainder of 2007, the Company plans to continue to operate primarily in the research and development mode. Consequently, depreciation of the "steam classification" equipment may be charged to research and development under FASB 2, "Accounting for Research and Development Costs."

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

      In April 2007, the Company filed a lawsuit against BPI alleging, among other things, breach of contract and negligence with respect to the construction of the vessels. The Company does not believe that this lawsuit affects the carrying value of the patent or sub-license. Therefore, the Company had no material impairment to its intangible assets during the six months ended June 30, 2007 or the year ended December 31, 2006.

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

STOCK-BASED COMPENSATION

      As of June 30, 2007, the Company had two share-based compensation plans, which are described below. The compensation cost that has been charged against income for the plans was $446,090 and $231,703 for the three months ended June 30, 2007 and 2006 , respectively, and $631,198, $463,406 and $2,063,186 for the six months ended June 30, 2007 and 2006 and for the period from inception to June 30, 2007, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. As of June 30, 2007 and 2006, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

      The Company's 2004 Incentive Stock Option Plan (the 2004 Plan), which is shareholder-approved, provides for the issuance by the Company of a total of up to 2.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company granted options to acquire 475,000 shares during the six months ended June 30, 2007 to employees, members of the board of directors and consultants. At June 30, 2007, there were 1,987,000 options outstanding under the Plan.

      In May of 2007 the board of directors approved the Company's 2007 Incentive Stock Plan (the 2007 Plan), which is not shareholder-approved. The 2007 plan provides for the issuance by the Company of a total of up to 6.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company granted options to acquire 2,856,000 shares during the quarter ended June 30, 2007 to employees, members of the board of directors and consultants. At June 30, 2007 they all were outstanding.

      The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on 2 to 4 years of continuous service and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in each Plan).

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

                                         SIX MONTHS ENDED       YEAR ENDED
                                           JUNE 30, 2007     DECEMBER 31, 2006
                                        -------------------  -------------------

Expected volatility                              75 %                 70 %
Expected dividends                                0 %                  0 %
Expected term (in years)                      5.5 - 9.9                4
Risk-free rate                              4.98% - 5.1%            4.64 %


EARNINGS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 28,526,234, consisting of employee options of 4,843,000, investor warrants of 6,803,827, Preferred Series A of 5,777,119 and Preferred Series B of 11,102,288, were not included in the calculation of diluted earnings per share at June 30, 2007 and common stock equivalents of 25,364.807 were not included in the calculation of diluted earnings per share at June 30, 2006.

RECENT ACCOUNTING PRONOUNEMENTS

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

      The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115(SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The accounting provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 159, the adoption is not expected to have a material impact on its consolidated financial statements.


NOTE 2.   GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the six months ended June 30, 2007 of $3,922,688 and an accumulated deficit of $52,609,579 at June 30, 2007. The Company expects to incur substantial additional losses and costs and capital expenditures before it can operate profitably. The ability to operate profitably is subject to resolving significant operating issues or developing other products. The Company's ability to accomplish this is dependent on successful research and development, engineering and obtaining of additional funding. If the Company is unsuccessful, it may be unable to continue as a going concern for a reasonable period of time. These issues raise substantial doubt about the Company's ability to continue as a going concern.

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

      We adopted FIN 48 effective January 1, 2007. As defined by Fin 48, unrecognized tax benefits related to expenses that are recognized for determining income for financial statement purposes but have not been included as expenses in the Company's tax provision, as the Company believes these expenses will be disallowed for tax purposes. As of the date of adoption, the Company had a total amount of unrecognized tax benefits of $8,626,344. Virtually all of this balance relates to Federal net operating losses the Company acquired in connection with its merger with Voice Powered Technology International, Inc. These losses are subject to significant limitations under Internal Revenue Code
Section 382 that will impact the Company's ability to utilize the net operating losses before they expire. As we provided for a 100% reserve against our deferred tax asset, the adoption of FIN 48 did not have a material effect on the financial statements. We have always excluded these net operating losses from the total available net operating losses we disclosed in our tax footnote.

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


NOTE 5.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

      The Company has outstanding two classes of Preferred Stock, Series A and Series B. Holders of both series of preferred stock are entitled to receive cumulative dividends, payable quarterly in additional shares of preferred stock, at the rate of 8% per annum as and if declared by the Board of Directors. The holders of a majority of each class of preferred shares have the option to require the Company to redeem all outstanding shares on April 28, 2010. In the event the holders do not exercise this redemption right, all shares of Series A and Series B will automatically convert into shares of Common Stock on such date.

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


   THE SUMMARY FOR THE SERIES A AND B IS AS FOLLOWS:

                                                                   SERIES A         SERIES B          TOTAL
                                                              ---------------  ---------------  ---------------
Gross proceeds                                                  $ 10,189,000    $  28,488,800    $  38,677,800
Cumulative in kind dividends                                       2,087,379        2,623,425        4,710,804
Converted to common stock                                                 --       (3,822,923)      (3,822,923)
                                                              ---------------  ---------------  ---------------
Total outstanding                                                 12,276,379       27,289,302       39,565,681

Unamortized beneficial conversion feature                           (838,412)     (11,686,928)     (12,525,340)
Unamortized offering costs                                          (987,455)      (3,696,128)      (4,683,583)
Unamortized warrant value                                           (838,412)      (2,942,377)      (3,780,789)
                                                              ---------------  ---------------  ---------------
Balance at June 30, 2007                                      $    9,612,100    $   8,963,869    $  18,575,969
                                                              ===============  ===============  ===============


NOTE 6.   CAPITAL LEASE OBLIGATION

      Capital Lease obligation is comprised as follows:

                                                                    JUNE 30, 2007      DECEMBER 31, 2006
                                                                --------------------  --------------------
Capital Lease for Front End Loader, 35 monthly                         $103,627             $125,966
     installments of $4,526, 24 payments were remaining at
     June 30, 2007, interest was imputed at 8.25%

Less: Current portion                                                    47,530               45,615
                                                                --------------------  --------------------
                                                                       $ 56,097             $ 80,351
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

          Less than 1 year                       $253,000
          more than 1 less than 3                $428,000
          more than 3 less than 5                $402,000
          after 5 years                          $469,000

      As of June 30, 2007, the Company had in place one employment agreement, pursuant to which the total annual salary was $224,000. The officer is entitled to receive 12 months salary and continuation of benefits in the event the Company terminates his agreement for other than "good cause" or the officer resigns from the Company for "good reason" (as such terms are defined in the agreements). In addition, the officer is entitled to 12 months salary and continuation of benefits in the event of disability or death during the term of his agreement.

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

COMPANY OVERVIEW

      We are a development stage company formed to design, build, own and operate facilities which employ systems and technologies designed to profitably convert municipal solid waste (MSW) and other waste streams, such as green waste, into usable commodities and products. These products are expected to include renewable energy, recyclable commodities, fuel alcohols, specialty chemicals and paper pulp. We plan to concentrate our efforts on producing renewable electricity from MSW through the use of gasification technology in order to meet the rapidly growing demand for renewable power. We believe that this increased demand is being driven, to a large extent, by the adoption of Renewable Portfolio Standards by a number of states, which require or encourage utilities to have a specific percentage of their electricity sales come from renewable sources.

      To accelerate implementation of our renewable energy platform, we plan to pursue the development of facilities in targeted markets where we believe we will be able to earn a "tipping" fee for accepting wastes and a premium for the sale of renewable energy products. In this regard, we were recently short-listed by a California utility on three projects totaling 60 megawatts. Also, we plan to work in parallel to install a small-scale gasifier in our Anaheim, California facility, and/or to acquire similar gasification demonstration facilities to gain operating experience with the unique aspects of gasifying biomass derived from municipal solid waste and other waste streams, to develop detailed design criteria for our larger scale systems, and to demonstrate our various gasification technologies and systems which we are developing, acquiring and licensing. In our Anaheim facility we are also evaluating the feasibility to design, build, own and operate additional systems and technologies related to the Company's provisional patent for the production of fuel alcohols, primarily ethanol, through the catalytic conversion of syngas.

      We anticipate that the development of projects using our systems and technologies will position us to generate three distinct revenue streams: (a) "tipping" fees charged to the entities that supply us with MSW, (b) recycling revenue from the sale of commodity recyclables (such as beverage containers, aluminum, steel, plastics, and glass) that our process recovers and which otherwise would be interred in landfills, and (c) revenue from the sale of our end products, anticipated to be primarily renewable electricity, ethanol and other fuel alcohols. We believe that the ability to receive fees from waste generators or handlers provides us with a low cost fuel source which we believe is an important and beneficial characteristic of our business model.

MARKET OVERVIEW

      We believe there is a large and growing market for the production and sale of renewable energy in the United States, driven by: (1) high costs of hydrocarbon based fuels ; (2) high political and economic costs to obtain energy from unstable foreign countries; (3) harder to reach (therefore more expensive) locations for exploration and development of new oil and gas reserves; (4) increasing competition from developing countries such as China and India for finite amounts of hydrocarbon based energy; and (5) a growing public awareness of the environmental damages brought on by increasing levels of greenhouse gasses in the atmosphere created by carbon-based energy fuels which may be contributing to global warming. These factors have led to state and federal legislation. For example, the California Renewable Portfolio Standard established in 2002 requires certain retail electricity sellers to have 20% of their retail sales come from renewable energy sources by the year 2010. Twenty-two other states have some form of Renewable Portfolio Standard and popular support for such requirements appears to be growing.

      We believe that our existing and future technologies will potentially create value for various constituencies, including solid waste companies (by reducing transportation costs and increasing diversion of waste from landfills), communities and regulators (by increasing recycling rates, gaining a renewable energy source, lengthening landfill life, and reducing traffic), utilities and ethanol distributors (by increasing renewable content in energy production and diversifying ethanol supply away from corn-based production), and environmentally conscious consumers (by decreasing reliance on hydrocarbon-based power, reducing greenhouse gases from landfill methane and truck traffic, and creating ethanol from non-grain sources).

      Furthermore, we plan to design our systems and processes to compliment the existing investment made by communities to create and expand curbside recycling programs by targeting the MSW that is still going to the landfill (the "residual MSW", or "RMSW"). RMSW may have already been processed by an MRF, and often contains material that has historically been the most difficult portion of MSW to recycle.


ELECTRICITY OPPORTUNITIES

      We plan to focus our efforts on the development of various renewable energy products which can be produced from MSW and other waste streams. The process which we believe has the most potential for successful commercialization involves using gasification technologies to produce a synthetic gas (or "syngas") from the cellulose biomass fraction of MSW derived from our materials' separation and classification process. Green waste, sewage sludge and other commercial waste streams are also potential feedstocks. The resulting syngas can be used to fire either a boiler driving a steam turbine, or, after a gas clean-up process we believe it may be possible to put the syngas directly into a gas-fired turbine. In either case, we believe the process has the potential to produce sufficient energy to satisfy all the energy needs of our own facilities and leave a significant amount of renewable electricity for sale to utilities.

      Consistent with this new direction, we recently were short-listed in the selection process to provide a total of 60 megawatts of renewable electric power to a major California utility. We made a good faith deposit to the utility of $60,000 for each of three sites in order to continue negotiations toward completing power purchase agreements (PPAs) with the utility. Each of the three projects is expected to process 1,000 tons per day of residual MSW destined for landfills resulting in the production of greater than 20 megawatts of electricity for sale to utilities. If selected for these projects, we would still need to raise significant additional financing and accomplish many other tasks, including: completion of contracts for the supply of municipal solid waste, establishment of site control, securing the necessary permits, and designing, financing and constructing the facilities.


Ethanol / Specialty Chemicals Research

      We are continuing research on production of ethanol and specialty chemicals using municipal solid waste and green waste as a feedstock. Research and development has been performed using gasification, enzymatic and acid hydrolysis processes to produce liquid fuels and small-scale production has been demonstrated by our R & D partner, Applied Power Concepts, Inc (APC). The economics of larger scale production for this process are being analyzed, and we are analyzing the feasibility of converting the Anaheim facility to a facility for the production of renewable energy, specialty chemicals and liquid fuels.

      We also have experimented with directing syngas through a catalyst environment to produce fuel grade alcohols, primarily ethanol and other specialty chemicals, and we believe this may become a commercially viable way to produce renewable transportation fuels and specialty chemicals. In this area we recently filed a provisional patent covering a process and certain operating conditions, which we believe may maximize the yield of such alcohols and chemicals. A by-product of the catalyst process is a residual producer gas that we believe has the potential to be used for the beneficial co-generation of renewable electricity. In the future, we believe this same basic process has the potential to be used to produce hydrogen for industrial applications and for fuel cells.

Pulp Production

      Our original facility in Anaheim has processed over 2,500 tons of MSW and has produced over 400 tons of wetlap pulp. Papermaking customers reported that our Quadra-C pulp met their specifications and we did successfully sell the product as a raw material for the manufacture of packaging grade paper. However, as previously disclosed, we concluded that the Anaheim facility was not viable for commercial scale pulp production due to several factors, including: the small scale of the physical plant, the need to install expensive wastewater treatment equipment on site, and mechanical issues related to equipment supplied by specific vendors which did not support sustained continuous operation of the facility. These factors resulted in higher operating costs and lower yields than initially expected. We wrote off the assets related to the paper making equipment at the end of 2006 and we began liquidating some of that equipment to clear floor space for the other projects and to generate additional working capital.


STRATEGY

      Our goal is to utilize a design, build, own and operate model to develop full-scale commercial facilities which profitably transform residual MSW, green waste and other waste streams into usable renewable energy including electricity and synthetic gas, transportation fuels such as ethanol, specialty chemicals and paper pulp.

      Pursuit of this strategy entails work in the following areas:

DEVELOP, TEST, AND PILOT CORE PROCESS TECHNOLOGIES AT OUR ANAHEIM FACILITY

      Technical feasibility and process characterization of our RMSW-to-pulp process has been achieved at our facility in Anaheim. To support the design of a new plant to produce renewable energy and specialty chemicals from RMSW and other waste streams, we are currently operating the facility in a research mode. We are also investigating the installation of a small-scale gasification unit in Anaheim, or elsewhere, to test and demonstrate our core process of MSW gasification.

      In conjunction with our research partner, Applied Power Concepts, we are also developing conversion technologies to transform post-recycled MSW into renewable electricity and fuel alcohols, through acid hydrolysis/fermentation as well as proprietary catalytic syngas conversion technologies for the production of ethanol. We anticipate that this phase of our strategy will continue through at least 2008.

SEEK AND SECURE COMPETITIVE SITES FOR NEW FACILITIES

      We are engaged in a process of identifying expansion sites at which, subject to our ability to raise sufficient financing, we intend to build full-scale commercial operations. We are in the process of identifying high priority sites and targeting locations with advantageous MSW tip fees and utilities offering power purchase agreements with premiums for renewable electricity. We have a strategic relationship with Republic Services, the third largest waste hauler in the U.S., with whom we intend to build additional facilities beyond our Anaheim plant. We also have relationships with many independent waste haulers who have a strong interest in finding conversion technologies which reduce their transportation and disposal costs and increase their rate of diversion from landfills.

      We recently were short-listed in the selection process to provide a total of 60 megawatts of renewable electric power to a major California utility. We have made a good faith deposit to the utility of $60,000 for each of three sites in order to continue negotiations toward completing power purchase agreements
(PPAs) with the utility. Even if selected for these projects, we would still need to raise significant additional financing and accomplish many other tasks, including: completion of contracts for the supply of municipal solid waste, establishment of site control, securing the necessary permits, and designing, financing and constructing the facilities. Each of the three projects is expected to produce in excess of 20 megawatts of electricity for sale to utilities.

REPLICATE AND ROLLOUT NEW FACILITIES WITH TECHNOLOGIES, PRODUCTS, AND FINANCING TAILORED TO THE LOCATION

      We anticipate using a suite of technologies, each of which will be specifically applied on a site by site basis to profitably meet the needs of a particular local market. We expect that these needs will change from market to market and will be influenced by many factors, including the materials composition of feedstock at that facility, local permitting and land use requirements, and local political considerations. We plan to seek to develop additional facilities, implementing the most profitable end product platforms on a site by site basis, and to develop facilities in the most favorable locations within the United States. We also anticipate exploring licensing opportunities to accelerate the rollout inside the U.S. and internationally. We plan to leverage experienced engineering and construction partners for the most effective utilization of our resources. Also, we expect each project to operate independently and to possibly have different financial partners and ownership structures.

SEEK OUT POTENTIAL ACQUISITIONS WHICH STRENGTHEN OUR EFFORTS AND ACCELERATE IMPLEMENTATION

      As part of the implementation of our strategy, we may pursue acquisitions. In general, we may seek acquisition candidates with characteristics that include: (a) technology, strategy, or people which complement our specific focus, (b) projects which can be accelerated through participation by us, or
(c) established and growing revenue and cash flow.

      Our ability to implement these strategies will be dependent upon our ability to raise significant additional capital. While the market demand for renewable energy is high, and many investors are seeking quality investments in this sector, there can be no assurance that we will be able to raise the financing necessary to execute this business plan.

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

      We expect that the resale price of our products, including renewable electricity, synthetic gas, aluminum, steel, plastic, pulp and glass will be tied to commodity markets. The market demand for these materials can be volatile, which can significantly impact our results of operations.


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

      Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2006 and our unaudited financial statements dated June 30, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has not derived substantial revenues from its activities to date.

INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's amended consolidated financial statements for the year ended December 31, 2006.

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


SHORT TERM INVESTMENTS

      The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. All investments held at June 30, 2007 are short-term available for sale securities. They are carried at quoted fair value, with unrealized gains and losses reported in shareholders' equity as a component of accumulated comprehensive income.


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

      During the remainder 2007, the Company plans to operate primarily in the research and development mode. Consequently, depreciation of the "steam classification" equipment may be charged to research and development under FASB 2, "Accounting for Research and Development Costs."

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

      In April 2007, the Company filed a lawsuit against BPI alleging, among other things, breach of contract and negligence with respect to the construction of the vessels. See Note 3 to the accompanying notes to consolidated financial statements. The Company does not believe that this lawsuit affects the carrying value of the patent or sub-license. Therefore, the Company had no material impairment to its intangible assets during the period ended June 30, 2007 or December 31, 2006.

REVENUE RECOGNITION

      Revenue for receiving Municipal Solid Waste (MSW) is recognized when the MSW is delivered. Revenue for products sold, such as unbleached fiber, metals and aluminum, are recognized when the product is delivered to the customer.

      All shipping and handling costs are accounted for as cost of goods sold.

      In January of 2007, the Company changed its plan of operation to focus entirely on research and development projects and consequently recognized no revenue during the first two quarters of 2007. All cash received for tip fees and the sale of recyclables was netted against disposal costs.

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

RECLASSIFICATION

      Certain amounts for the year ended December 31, 2006 have been reclassified to conform with the presentation of the June 30, 2007 amounts. These reclassifications had no effect on reported net loss.

STOCK-BASED COMPENSATION

      The Company accounts for stock based compensation in accordance with SFAS No 123R, "Share Based Payments."


RECENT ACCOUNTING PRONOUNEMENTS

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

      The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115(SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The accounting provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 159, the adoption is not expected to have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED JUNE 30, 2007 AND 2006

REVENUES AND COST OF GOODS SOLD

      During the plant start up phase of our Anaheim plant, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. In January 2007, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which the Company considers necessary to operate the plant with the expectation of being profitable. Therefore, beginning in January 2007, we began to operate the plant only as part of research and development projects including but not limited to the development of alternative back end processes such as gasification and acid hydrolysis for the production of ethanol. Consequently, we did not recognize any revenue during the second quarter of 2007. All cash received for tip fees and the sale of recyclables was netted against research and development costs. Revenue and cost of goods sold during the second quarter of 2006 represented revenues earned and the costs incurred during the start-up phase of the Anaheim plant.

EXPENSES

      Research and development expense increased from $60,000 during the quarter ended June 30, 2006 to approximately $800,000 during the comparable quarter in 2007. This was primarily due to the cost of research and development activities related to gasification of approximately $130,000,Anaheim plant costs of approximately $260,000, property tax of approximately $90,000 and plant depreciation of $320,000 in the 2007 period being classified as research and development expense due to the current nature and intent of the plant operations.

      General and administrative expense increase from $1,037,451 during the quarter ended June 30, 2006 to $1,425,176. This $387,725 increase was primarily the result of an increase in employee stock option expense of approximately $260,000, and professional and consulting fees of approximately $127,000 primarily related to consulting fees related to new technologies and new sites and to the costs of the annual shareholders meeting.

      The interest income of $105,717 for the second quarter of 2007 represents the interest earned on the cash received for the issuance of the Series B Preferred Stock in May of 2006. Interest expense of $290,190 for the three month period ended June 30, 2006 related to interest on the Senior Secured Debt which was issued in November of 2005 and February of 2006. All of the Senior Secured Debt was extinguished in May of 2006.

      Financing expense in the second quarter of 2006 was comprised of the unamortized warrant value and offering costs of $1,593,758 related to the Senior Secured Debt expensed upon the early extinguishment of the Debt which occurred in the second quarter of 2006 and the change in the fair value of $4,201,418 of the conversion feature of the Series A Preferred due to the modification of its conversion price as a result of the application of an anti-dilution adjustment and the change in fair value of the Series A Warrants which occurred in the second quarter of 2006.

      Change in fair value of warrant liability in the second quarter of 2006 of $135,642 relates to the fair value of warrants to purchase common stock issued with registration rights as part of our Series A Preferred Stock offering in 2005. In accordance with SFAS 133 and EITF 00-19, the fair value of the warrants was required to be recorded as a liability until the Company satisfies specified registration requirements. The registration rights requirements were met by the Company in December 2006; therefore, there is no warrant liability expense in 2007.

      Preferred stock dividend and amortization of beneficial conversion feature, warrant discount and offering costs increased to $3,347,388 in the quarter ended June 30, 2007 from $1,507,775 during the comparable period in 2006 due to the issuance of the Series B Preferred Stock at the end of May 2006.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 TO THE SIX MONTHS ENDED JUNE 30,
2006

REVENUES AND COST OF GOODS SOLD

      During the plant start up phase of our Anaheim plant, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. In January 2007, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which the Company considers necessary to operate the plant with the expectation of being profitable. Therefore, beginning in January 2007, we began to operate the plant only as part of research and development projects including but not limited to the development of alternative back end processes such as gasification and acid hydrolysis for the production of ethanol. Consequently, we did not recognize any revenue during the first six months of 2007. All cash received for tip fees and the sale of recyclables was netted against research and development costs. Revenue and cost of goods sold during the six months ended June 30, 2006 revenues earned and the costs incurred during the start-up phase of the Anaheim plant which began in April 2006.

EXPENSES

      Research and development expense increased from $120,000 for the six months ended June 30, 2006 to $1,722,952 for the six months ended June 30, 2007. This was primarily due to the cost of research and development activities related to gasification of approximately $150,000, Anaheim plant costs of approximately $750,000, and plant depreciation of $630,000 in the 2007 period being classified as research and development expense due to the current nature and intent of the plant operations.

      General and administrative expense increased from $2,006,117 for the six months ended June 30, 2006 to $2,408,667 for the comparable period in 2007. This $402,550 increase was primarily the result of an increase in employee stock option expense of $170,000 and consulting fees of approximately $220,000 primarily related to technologies and new sites and to the costs of the annual shareholders meeting.

      The interest income of approximately $235,000 for the six months ended June 30, 2007 represents the interest earned on the cash received for the issuance of the Series B Preferred Stock in May of 2006. Interest expense of approximately $275,000 for the six month period ended June 30, 2006 related to interest on the Senior Secured Debt which was issued in November of 2005 and February of 2006. All of the Senior Secured Debt was extinguished in May of 2006.

      Financing expense during the six month period ended June 30, 2006 was comprised of: a) $1,647,250 attributable to the value of warrants issued to the holders of the Series A Preferred Stock for their consent to issue additional Senior Secured Debt and agreement to waive certain of their veto rights and contractual rights to facilitate the Company's next round of financing which occurred in the first quarter of 2006; b)the unamortized warrant value and offering costs of $1,593,758 related to the Senior Secured Debt expensed upon the early extinguishment of the Debt which occurred in the second quarter of 2006; and c) the change in the fair value of $4,201,418 of the conversion feature of the Series A Preferred due to the modification of its conversion price as a result of the application of an anti-dilution adjustment and the change in fair value of the Series A Warrants which occurred in the second quarter of 2006. Change in fair value of warrant liability for the six month period ended June 30, 2006 of approximately $255,000 relates to the fair value of warrants to purchase common stock issued with registration rights as part of our Series A Preferred Stock offering in 2005. In accordance with SFAS 133 and EITF 00-19, the fair value of the warrants was required to be recorded as a liability until the Company satisfies specified registration requirements. The registration rights requirements were met by the Company in December 2006; therefore, there is no warrant liability expense in 2007.

      Preferred stock dividend and amortization of beneficial conversion feature, warrant discount and offering costs increased to $7,051,028 for the first six months ended June 30, 2007 from $2,048,261 from the comparable period in 2006 due to the issuance of the Series B Preferred Stock in May of 2006.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2007, we had cash and cash equivalents on hand of $1,893,855 and short term investments of approximately $9,811,183, a decrease of approximately $2.6 million from December 31, 2006.

      During the first six months of 2007, net cash used for operating activities was approximately $2,500,000. The use of cash was primarily for (i) research and development activities of approximately $900,000 net of non cash items primarily comprised of depreciation, and (ii)general and administrative expenses of approximately $1,600,000 net of non cash items primarily comprised of the amortization of employee options and warrants and accrued expenses for consulting.

      During the first six months of 2007, net cash used for investing activities was approximately $9,965,000. This was primarily due to $9,815,000 used to purchase short-term marketable securities and approximately $150,000 for the purchase of equipment.

      We estimate that our cash will sustain operations through approximately December 2008, based on our current expected burn rate, exclusive of any significant costs to install gasification equipment in our Anaheim facility for research and development purposes, if we choose to do so.

      As of June 30, 2007, the only long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other similar long-term liabilities, were our agreement with Taormina, the monthly payment due BPI as part of the license agreement, and the one capital lease described in
Note 6 to the unaudited consolidated financial statements. Due to contract disputes, the Company suspended payments to BPI in January 2007. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. We do not believe that inflation has had a material impact on our business or operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2007, we had cash and short term investments of $11.7 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of out portfolio. We actively monitor changes in interest rates.

      We did not have any financial instruments sensitive to changes in interest rates at June 30, 2007 or December 31, 2006. We currently do not conduct any business outside of the United States and therefore are not subject to risks from changes in foreign currency exchange rates.

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

      There was no change in the Company's internal control over financial reporting during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

The following risk factors, which were disclosed in Form 10-K/A for the year ended December 31, 2006 (the "2006 Form 10-K"), have been modified to provide additional disclosure related to changes since we filed the 2006 Form 10-K and the Form 10-Q for the quarter ended March 31, 2007. Please refer to the 2006 Form 10-K for a discussion of other risks facing our company.


WE FACE DELAYS IN THE DEVELOPMENT OF OUR TECHNOLOGY, WE NEED TO DEVELOP AND/OR ACQUIRE NEW TECHNOLOGIES, AND ANY TECHNOLOGY WE USE MAY NOT WORK AS WELL AS EXPECTED, IF AT ALL, OR EVER BE ECONOMICALLY VIABLE.

      The steam classification and processing technology that we may use has not yet been widely applied within the municipal solid waste industry and may not work as well as expected or be economically viable. We also need to develop or identify and acquire other technologies to enable us to continue to pursue our updated strategy. The successful application of technology at a large scale and high volumes to create commercially usable cellulose fiber, electricity, ethanol or other products has yet to be proven. In particular, most of the gasification technologies that we are aware of are in the very early stages of commercialization. Any inability to operate in a manner that will produce large volumes of commercially usable products would require additional investment in capital equipment and/or increased operating expenses beyond currently contemplated business and construction plans. Potential issues may include, but are not limited to, handling large quantities of textiles and other debris, unforeseen labor and energy costs, and higher than expected contamination levels of the water discharge to the sewer. Unforeseen difficulties in the development or market acceptance of any products we may produce may lead to significant delays in production and the subsequent generation of revenue. For example, laboratory testing of the cellulose biomass created during trials since December 2005 indicated that higher than anticipated levels of BOD will result from our fiber cleaning and screening process, leading to our determination not to expend any additional funds to address this problem and thus resulting in the refocusing of our efforts to research and development activities and acquisition of technologies to enable us to produce other products. In any event we will need to raise additional financing which, if not available, could force us to curtail or cease operations altogether.


IF WE FAIL TO IMPLEMENT NEW TECHNOLOGIES, WE WILL NOT BE ABLE TO KEEP UP WITH OUR INDUSTRY, WHICH COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS.

We plan to develop and acquire technologies designed to enable us to execute our updated business strategy. Our ability to achieve profitability and future growth is dependant on our ability to improve our knowledge and implementation of waste processing and energy development technologies. In this regard, for example, we hope to build a demonstration-scale gasifier at our existing facility. Inability to successfully implement commercially viable waste processing technologies, as a result of insufficient capital or otherwise, will have a material adverse effect on our business and results of operation.


THE DEMAND FOR OUR SERVICES MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL LAWS AND REGULATIONS.

To a certain extent, demand for our services is created by environmental laws and regulations, including (a) requirements to safely dispose of RMSW by various methods including in properly constructed and operated landfills, (b) requirements to attempt to recycle a certain proportion of RMSW, (c) requirements that businesses operating in the solid waste industry comply with applicable land, water and air emission regulations, and (d) regulations surrounding the production of renewable energy. The lack of environmental laws and regulations, or the loosening or non-enforcement of existing regulations, would decrease demand for our services and may have a material adverse affect on our business.

OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY CHANGING RESALE PRICES OR MARKET REQUIREMENTS FOR OUR PRODUCTS.

The resale price for our recycled products, including our unbleached fiber product, aluminum and steel, as well as for our renewable energy products, will be tied to commodity pricing. Our results of operations may be adversely affected by changing resale prices or market requirements for these products. The resale, and market demand for, these materials can be volatile due to numerous factors beyond our control, which may cause significant variability in our period-to-period results of operations.


THE HOLDERS OF OUR PREFERRED STOCK HAVE CERTAIN RIGHTS THAT COULD ADVERSELY AFFECT THE VALUE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

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

We currently have two such series of preferred stock, designated as "8% Series A Cumulative Redeemable Convertible Participating Preferred Stock" and "8% Series B Cumulative Redeemable Convertible Participating Preferred Stock." The holders of a majority of the shares of each such series of Preferred Stock have the option to require our company to redeem all outstanding shares of each such series on April 10, 2010, at a price equal to the original issuance price (with accrued but unpaid dividends being treated as outstanding for purposes of calculating the total redemption price). Based on the number of shares of Preferred Stock outstanding as of June 30, 2007, the total redemption payment obligation would equal approximately $50.0 million. In addition, certain issuances by our company of equity at below specified prices will trigger the "anti-dilution" provisions in the Preferred Stock that would result in adjustments in the conversion ratios. These adjustments could result in significant dilution to our common stockholders. The foregoing provisions of the Preferred Stock will likely have a material impact on our company's ability to raise additional capital. The rights, preferences and privileges of our preferred stock are described in more detail in note 9 to our 10-K/A.

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

Date: August 14, 2007                             WORLD WASTE TECHNOLOGIES, INC.
                                               (Registrant)


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