Form 10-Q
period 2007-09-30
WORLD WASTE TECHNOLOGIES INC
filed 2007-11-14
CIK 890447

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 2007

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

                                 Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,182,606 shares issued and outstanding as of September 30, 2007.

================================================================================

                                 WORLD WASTE TECHNOLOGIES, INC.

                                            FORM 10-Q

                                        TABLE OF CONTENTS

                                                                                           PAGE
PART I.     FINANCIAL INFORMATION

Item 1      Condensed Financial Statements:

            Condensed Consolidated Balance Sheets                                          1

            Condensed Consolidated Statements of Operations                                2

            Condensed Consolidated Statements of Stockholders' Equity (Deficit)            4

            Condensed Consolidated Statements of Cash Flow                                 6

            Condensed Notes to Consolidated Financial Statements                           7


Item 2      Management's Discussion and Analysis of Financial Condition and Results of     15
            Operations

Item 3      Quantitative and Qualitative Disclosures About Market Risks                    24

Item 4      Controls and Procedures                                                        24

PART II     OTHER INFORMATION                                                              25

Item 1A     Risk Factors                                                                   25

Item 5      Other information                                                              25

Item 6      Exhibits                                                                       27

SIGNATURES                                                                                 28






                                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,      December 31,
                                                                                        2007               2006
                                                                                  ----------------------------------
ASSETS:                                                                              (UNAUDITED)
Current Assets:
      Cash and cash equivalents                                                    $    1,574,760    $   14,330,840
      Short-term investments                                                            8,975,530                 -
      Accounts receivable                                                                       -            12,517
      Prepaid expenses                                                                    312,831           174,589
                                                                                  ----------------------------------
Total Current Assets                                                                   10,863,121        14,517,946
                                                                                  ----------------------------------
Fixed Assets:
      Machinery, equipment net of accumulated depreciation of $20,962
      on 9/30/07 and $673,201 on 12/31/06.                                                 22,057         6,460,326

      Construction in Progress                                                                  -           114,238
      Leasehold Improvements net of accumulated depreciation
      of $271,164 on 12/31/06.                                                                  -         2,693,163
                                                                                  ----------------------------------
Total Fixed Assets                                                                         22,057         9,267,727
Other Assets:
      Deposit L/T                                                                          36,519            36,519
      Patent license, net of accumulated amortization of $174,340 on
      9/30/07 and $88,591 on 12/31/06                                                   1,180,265         1,266,014

                                                                                  ----------------------------------
      TOTAL ASSETS                                                                 $   12,101,962    $   25,088,206
                                                                                  ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
LIABILITIES:
Current Liabilities:
      Accounts payable                                                             $      246,884    $      503,752
      Accrued salaries payable                                                             84,422           136,635
      Capital lease S/T                                                                    48,517            45,615
      Accrued liabilities                                                                 172,538           222,803
      Other liabilities                                                                         -            23,183
                                                                                  ----------------------------------
Total Current Liabilities                                                                 552,361           931,988
                                                                                  ----------------------------------
Long Term Liabilities:
      Capital lease L/T                                                                    43,592            80,351
                                                                                  ----------------------------------
Total Long Term Liabilities                                                                43,592           80,351
                                                                                  ----------------------------------
      TOTAL LIABILITIES                                                                   595,953         1,012,339
                                                                                  ----------------------------------

      Convertible Redeemable preferred stock (See Note 6)                              20,797,921        14,506,849
                                                                                  ----------------------------------
      Commitments and Contingencies (See Note 8)

STOCKHOLDERS' EQUITY (DEFICIT):
      Common Stock - $.001 par value: 100,000,000 shares
        authorized, 27,182,606 and 25,412,662 shares
        issued and outstanding at September 30, 2007 and December  31, 2006,
        respectively.                                                                      27,182            25,412

      Additional paid-in-capital                                                       56,277,840        51,179,469
      Deficit accumulated during development stage                                    (65,606,352)      (41,635,863)
      Accumulated comprehensive income (loss)                                               9,418                 -

                                                                                  ----------------------------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (9,291,912)        9,569,018
                                                                                  ----------------------------------

      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
      AND STOCKHOLDERS' EQUITY (DEFICIT)                                           $   12,101,962    $   25,088,206
                                                                                  ==================================


                        SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE COMPANY)
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months          Three Months
                                                              Ended                  Ended
                                                       September 30, 2007     September 30, 2006
                                                      -------------------------------------------
GROSS REVENUE:                                          $              -       $         44,288

       Disposal of rejects                                                              (31,292)
       Plant operation cost                                                          (1,075,427)
       Depreciation                                                                    (620,881)
                                                      -------------------------------------------
Total cost of goods sold                                               -             (1,727,600)

                                                      -------------------------------------------
Gross Margin                                                           -             (1,683,312)

G&A Expense
   Research and development                                     (418,707)               (60,000)
   General and administrative                                 (1,395,486)              (944,584)
   Impairment of assets (Note 1)                              (8,454,106)
                                                      -------------------------------------------
   Loss from operations                                      (10,268,299)            (2,687,896)
                                                      -------------------------------------------

   Interest income                                               188,726                218,303
   Change in fair value of warrant liability                           -                831,297
                                                      -------------------------------------------
   Net loss before provision for income tax                  (10,079,573)            (1,638,296)
                                                      -------------------------------------------
   Income taxes                                                        -                      -
                                                      -------------------------------------------
   Net loss                                                  (10,079,573)            (1,638,296)
                                                      -------------------------------------------
   Preferred stock dividend and amortization
   of beneficial conversion feature, warrant discount
   and offering costs                                         (2,917,201)            (3,230,435)

                                                      -------------------------------------------
   Net loss attributable to common shareholders         $    (12,996,774)      $     (4,868,731)
                                                      ============================================

   BASIC AND DILUTED NET LOSS PER SHARE
   ATTRIBUTABLE TO COMMON SHAREHOLDERS                  $          (0.48)      $          (0.19)
                                                      ============================================
   WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING USED IN CALCULATION                            27,115,117             25,283,040
                                                      ============================================


               SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Nine Months           Nine Months          June 18, 2002
                                                               Ended                 Ended              Inception to
                                                        September 30, 2007    September 30, 2006    September 30, 2007*
                                                       -----------------------------------------------------------------
GROSS REVENUE:                                           $             -       $         58,615      $         93,784

       Disposal of rejects                                                              (45,539)              (65,526)
       Plant operation cost                                                          (1,740,237)           (2,720,922)
       Depreciation                                                                  (1,216,227)           (1,843,615)
                                                       -----------------------------------------------------------------
Total cost of goods sold                                               -             (3,002,003)           (4,630,063)

                                                       -----------------------------------------------------------------
Gross Margin                                                           -             (2,943,388)           (4,536,279)

G&A Expense
   Research and development                                   (2,168,582)              (180,000)           (3,209,862)
   General and administrative                                 (3,804,153)            (2,950,701)          (14,561,552)
   Impairment of assets (Note 1)                              (8,454,106)                                 (18,191,450)
                                                       -----------------------------------------------------------------
   Loss from operations                                      (14,426,841)            (6,074,089)          (40,499,143)
                                                       -----------------------------------------------------------------

   Interest income (expense)                                     424,580                (56,312)              454,582
   Financing transaction expense                                       -             (7,442,426)           (7,442,426)
   Change in fair value of warrant liability                           -                575,501                     -
   Other income (expense)                                              -                      -             1,789,133
                                                       -----------------------------------------------------------------
   Net loss before provision for income tax                  (14,002,261)           (12,997,326)          (45,697,854)
                                                       -----------------------------------------------------------------
   Income taxes                                                        -                      -                     -
                                                       -----------------------------------------------------------------
   Net loss                                               $  (14,002,261)      $    (12,997,326)     $    (45,697,854)
                                                       -----------------------------------------------------------------
   Preferred stock dividend and amortization
   of beneficial conversion feature, warrant discount
   and offering costs                                         (9,968,229)            (5,278,696)          (19,840,973)

                                                       -----------------------------------------------------------------
   Net loss attributable to common shareholders           $  (23,970,490)      $    (18,276,022)     $    (65,538,827)
                                                       =================================================================

   BASIC AND DILUTED NET LOSS PER SHARE                   $        (0.90)      $          (0.73)     $          (3.44)
                                                       =================================================================
   WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING USED IN CALCULATION                            26,561,235             24,946,629            19,042,794
                                                       =================================================================


  *APPROXIMATELY $67,526 IN CONSULTING AND TRAVEL EXPENSES INCURRED PRIOR TO INCEPTION OF THE BUSINESS
   ON JUNE 18, 2002 ARE NOT INCLUDED.

                         SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                           WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

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
                                               ====================================================================================

                                                                      Additional                             Accumulated
                                                                      Paid in     Common Stock  Accumulated  Comprehensive
                                                  Shares    Dollars   Capital     Subscription   Deficit *   Income (Loss)   Total
                                               ------------------------------------------------------------------------------------
Common stock and warrants net of offering
cost                                               262,851      263        9,561                                              9,824
Amortization of stock options and warrants to
employees and consultants                                                989,252                                            989,252
Dividend (Preferred Stock)                                               386,954                 (2,920,893)             (2,533,939)
Warrants issued preferred stock                                        1,647,250                                          1,647,250
Bridge financing warrants                                                787,500                                            787,500
Beneficial conversion feature - Series B                              18,207,102                                         18,207,102
Conversion of Series B preferred stock             296,581      296      840,716                                            841,012
Series B Investor & placement warrants                                 7,922,663                                          7,922,663
Series A Investor warrants                                             3,065,931                                          3,065,931
Elimination of warrant liabilities                                       674,420                                            674,420
UAH stock for purchase of patent                   167,000      167      697,833                                            698,000
Registration filing fees                                                 (11,529)                                           (11,529)
Amortization of beneficial conversion
feature, warrant discount and offering costs
on redeemable preferred stock                                                                    (5,717,378)             (5,717,378)
Net loss -  2006                                                                                (24,956,520)            (24,956,520)
                                               ------------------------------------------------------------------------------------
December 31, 2006                               25,412,662   25,412   51,179,469                (41,635,863)              9,569,018
                                               ====================================================================================

Common stock for services                          103,340      103      259,397                                            259,500
Warrant exercises                                  199,320      199        1,795                                              1,994
Amortization of stock options and warrants to
employees and consultants                                              1,161,490                                          1,161,490
Dividend (Preferred Stock)                                                                       (2,391,885)             (2,391,885)
Conversion of Series B preferred stock           1,467,284    1,468    3,675,689                                          3,677,157
Amortization of beneficial conversion
feature, warrant discount and offering costs
on redeemable preferred stock                                                                    (7,576,344)             (7,576,344)
Net loss - September 2007 (Unaudited)                                                           (14,002,261)            (14,002,261)
Unrealized gain (loss) on short term
Investments held for sale                                                                                        9,418        9,418
                                               ------------------------------------------------------------------------------------
September 30, 2007 (Unaudited)                  27,182,606  $27,182  $56,277,840     $       0 $(65,606,353)    $9,418  $(9,291,912)
                                               ====================================================================================

* During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.

                               SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                        WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                       Nine Months         Nine Months         June 18, 2002
                                                                          Ended               Ended            (Inception) to
                                                                   September 30, 2007   September 30, 2006   September 30, 2007
                                                                  --------------------------------------------------------------
Cash Flow from operating activities:                                $                   $                     $

    Net loss                                                             (14,002,261)        (12,997,326)         (45,697,854)
Adjustments to reconcile net loss to net cash used in operating activities:
    Impairment of assets                                                   8,454,106                               18,191,450
    Depreciation and amortization                                          1,048,595           1,276,078            3,016,795
    Interest forgiveness                                                                                              135,327
    Warrant and common stock Issued for consulting                                                                     84,566
    Amortization of warrants & options to employees                        1,161,490             752,570            3,022,788
    Fair value adjustment warrant liability                                                     (575,501)          (1,789,134)
    Financial transaction expense                                                              7,485,547            7,442,426
    Amortization of offering cost                                                                252,277              252,277

Changes in operating assets and liabilities:
    Accounts receivable                                                       12,517             (11,279)                   -
    Prepaid expenses/Emp. receivable                                        (138,242)             57,056             (312,831)
    Accounts payable                                                        (256,868)            261,944              246,884
    Accrued salaries                                                         (52,213)           (114,044)              84,422
    Accrued other liabilities                                                186,053             (83,950)             432,038
                                                                  --------------------------------------------------------------
    Net Cash used in operating activities                                 (3,586,823)         (3,696,638)         (14,890,846)
                                                                  --------------------------------------------------------------
Cash flows from investing activities:
    Construction in progress                                                                                       (4,043,205)
    Leasehold improvements                                                    (6,221)                              (2,970,549)
    Deposits on equipment                                                                                          (5,231,636)
    Purchase machinery & equipment                                          (198,917)         (4,516,937)          (8,228,404)
    Patient license                                                                              (20,000)            (440,890)
    Deposits                                                                                      68,320              (36,519)
    Purchase of Short-term investments                                    (8,966,112)                              (8,966,111)
                                                                  --------------------------------------------------------------
    Net Cash used in investing activities                                 (9,171,250)         (4,468,617)         (29,917,314)
                                                                  --------------------------------------------------------------
Cash flows from financing activities:

    Capital Lease                                                                                153,874
    Redeemable preferred stock                                                                22,526,135           31,375,262
    Senior secured debt                                                                        2,000,000            6,265,000
    Repayment of senior secured debt                                                          (2,785,000)
    Senior secured debt offering cost                                                           (122,424)            (420,523)
    Payment of senior secured debt                                                                                 (2,785,000)
    Warrants, common stock and
    Additional paid in capital                                                 1,993              78,969           11,948,181
                                                                  --------------------------------------------------------------
    Net Cash provided by financing activities                                  1,993          21,851,554           46,382,920
                                                                  --------------------------------------------------------------

Net increase in cash and cash equivalents                                (12,756,080)         13,686,299            1,574,760
Beginning cash and cash equivalents                                       14,330,840           2,864,377
                                                                  --------------------------------------------------------------
Ending cash and cash equivalents                                           1,574,760          16,550,676            1,574,760
                                                                  ==============================================================
Non-cash investing and financing activities:
    Interest (Paid) Received                                        $        424,580   $         169,034    $         454,935
    Income Taxes Paid                                                             --                  --                   --

      *During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.
      *The Company issued warrants to purchase 315,354 shares of common stock to the placement agent for services rendered in connection with the fund raising effort.
      *The Company issued warrants to purchase 50,000 shares of common stock for consulting services in 2004 and 100,000 shares of common stock upon the exercise of a warrant in exchange for services rendered.
      *The Company issued 1,193,500 shares of common stock upon conversion of the Convertible Promissory notes payable and accrued interest of $135,327.
      *The Company issued warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement.
      *During the nine months ended September 30, 2006, upon completion of the plant in Anaheim, CA. all construction in progress was transferred to leasehold improvements and all deposits on equipment was transferred to machinery and equipment.
      *During the nine months ended September 30, 2007, the Company issued 103,340 shares in exchange for services rendered in 2006.
      *During the nine months ended September 30, 2007, the Company issued 1,467,284 shares of common stock in exchange for conversion of $3,675,689 of Preferred Series B stock.
      *Short-term investments have been adjusted for unrealized gains of $9,418.


                               SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2007 AND 2006

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

INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for a full year. December 31, 2006 balances were derived from audited financial statements. The consolidated financial statements should be read in conjunction with the Company's amended consolidated financial statements for the year ended December 31, 2006.

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

RECLASSIFICATION

      Certain amounts for the three and nine month periods ended September 30, 2006 and for the December 31, 2006 balance sheet have been reclassified to conform with the presentation of the September 30, 2007 amounts. These reclassifications had no effect on reported net loss.

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

      The Company adopted FIN 48 on January 1, 2007. There was no material impact on the Company's financial statements as a result of this adoption.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less when purchased, which are not securing any corporate obligations, to be cash equivalents.

SHORT TERM INVESTMENTS

      The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. All investments held at September 30, 2007 are short-term available for sale securities. They are carried at quoted fair value, with unrealized gains and losses reported in shareholders' equity as a component of accumulated comprehensive income. The net unrealized gain of $9,418 recorded in shareholders' equity during the quarter ended September 30, 2007 was comprised of unrealized gains of $11,037 and unrealized losses of $1,619. Maturity dates of investments classified as available for sale securities range from February of 2008 to December of 2008.

CONCENTRATION OF CREDIT RISK

      The Company maintains its cash balances in a financial institution. Cash balances at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in connection with such accounts.

FIXED ASSETS

      Machinery and Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in the Anaheim plant, over the remaining life of the lease, whichever is shorter. Due to the fact that at the time the assets were placed into service the lease had 8 years and two months remaining, all assets and leasehold improvements at the Anaheim facility were being depreciated over a maximum of 8 years and two months on a straight line basis. Maintenance and repairs are expensed as incurred.

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

      The Company did not record an impairment charge for the steam classification equipment (or "front half") of the plant at that time because the Company intended to use that equipment in research and development activities as part of its development of alternative back end processes such as, but not limited to, gasification and acid hydrolysis and because it also believed that by making certain improvements to the plant, such as adding equipment for energy co-generation, and changing the use of the cellulose biomass mass from the wetlap process to another application, such as its use as a form of fuel, the future undiscounted cash flow from its operations might cover the capitalized cost.

      During the third quarter of 2007, the Company determined that the ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, the Company's research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on the Company's renewable energy process, the Company initiated conversations with Taormina Industries, Inc., the lessor of the Company's Anaheim Facility regarding termination of such lease and the cancellation of the associated recycling agreement with Taormina. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. Consequently, the Company recorded a charge of $8,454,106 in the third quarter of 2007 which represented the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap. (See Note 4)

      The Company capitalizes leases in accordance with FASB 13, "Accounting for Leases."

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

      In April 2007, the Company filed a lawsuit against Bio-Products International, Inc., the entity from which we sub-license certain technology alleging, among other things, breach of contract and negligence with respect to the construction of the steam classification vessels that the Company had intended to use in its operations. The Company does not believe that this lawsuit affects the carrying value of the patent (which we currently own) or the sub-license. In October 2007, the Company received a termination notice of the lease of the Anaheim facility and is in the process of removing and selling its equipment from that location. At this time, the Company believes that the future cash flows from the patent license fees and sublicense agreement from future operations will exceed the carrying amount of the intangibles. Therefore, the Company had no material impairment to its intangible assets during the nine months ended September 30, 2007 or the year ended December 31, 2006.

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

STOCK-BASED COMPENSATION

      As of September 30, 2007, the Company had two share-based compensation plans, which are described below. The compensation cost that has been charged against income for the plans was $530,292 and $231,703 for the three months ended September 30, 2007 and 2006 , respectively, and $1,161,490, $695,110 and $2,594,088 for the nine months ended September 30, 2007 and 2006 and for the period from inception to September 30, 2007, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. As of September 30, 2007 and 2006, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

      The Company's 2004 Incentive Stock Option Plan (the 2004 Plan), which is shareholder-approved, provides for the issuance by the Company of a total of up to 2.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company granted options to acquire 475,000 shares during the nine months ended September 30, 2007 to employees, members of the board of directors and consultants. At September 30, 2007, there were 1,987,000 options outstanding under the 2004 Plan.

      In May of 2007 the board of directors approved the Company's 2007 Incentive Stock Plan (the 2007 Plan), which is not shareholder-approved. The 2007 plan provides for the issuance by the Company of a total of up to 6.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company granted options to acquire 2,856,000 shares during the nine months ended September 30, 2007 to employees, members of the board of directors and consultants. At September 30, 2007, there were 2,856,000 options outstanding under the 2007 plan.

      The Company believes that such awards better align the interests of its Employees, directors and consultants with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on 2 to 4 years of continuous service and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in each Plan).

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

                                        NINE MONTHS ENDED        YEAR ENDED
                                        SEPTEMBER 30, 2007    DECEMBER 31, 2006
                                       --------------------  -------------------

Expected volatility                            78.2 %                 70 %
Expected dividends                                0 %                  0 %
Expected term (in years)                      5.5 - 9.9                4
Risk-free rate                             3.30 - 4.58%             4.64 %


EARNINGS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 28,418,245, consisting of employee options of 4,843,000, investor warrants of 6,829,828, Preferred Series A of 5,892,662 and Preferred Series B of 10,852,755, were not included in the calculation of diluted earnings per share at September 30, 2007 and common stock equivalents of 25,509,554 were not included in the calculation of diluted earnings per share at September 30, 2006.

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

NOTE 2.   GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the nine months ended September 30, 2007 of $14,002,261 and an accumulated deficit of $65,606,353 at September 30, 2007. The Company expects to incur substantial additional losses and costs and capital expenditures before it can operate profitably. The ability to operate profitably is subject to developing and financing other products. The Company's ability to develop other projects is dependent on successful research and development, engineering, obtaining power purchase agreements, obtaining waste contracts and obtaining additional funding. The Company is currently working on these areas. If the Company is unsuccessful in any of these areas, it may be unable to continue as a going concern for a reasonable period of time. These issues raise substantial doubt about the Company's ability to continue as a going concern.

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

      During the start-up phase of the initial plant in Anaheim, California, the Company became aware of design issues related to the steam classification vessels that the Company had intended to use in its operations. The steam vessels were designed and fabricated on the Company's behalf by BPI pursuant to a contract entered into with BPI in July 2004 and the sub-license agreement discussed above. The agreement also provides the Company with the rights to certain technology used in its process. The Company has been dissatisfied with the remediation of these issues by BPI. Consequently, in April, 2007, the Company filed a lawsuit against BPI in the Superior Court of the State of California alleging, among other things, breach of contract and negligence with respect to the construction of the vessels. Subsequently, the court ordered that the matter be resolved by binding arbitration. The Company is seeking monetary damages, among other relief sought.

      At this time, the Company believes that the future cash flows from the patent license fees and sublicense agreement related to future operations will exceed the carrying amount of the intangibles. Therefore, the Company had no material impairment to its intangible assets during the nine months ended September 30, 2007 or the year ended December 31, 2006.

NOTE 4.   TERMINATION OF SIGNIFICANT CONTRACT

      In June 2003 the Company entered into a multi-year recycle agreement with Taormina Industries, Inc. pursuant to which, among other things, Taormina agreed to deliver residual municipal solid waste (MSW) to the Company for processing and the Company agreed to lease a building for the related recycling facility on Taormina's campus in Anaheim, California (the "Anaheim Facility"). The lease for the Anaheim Facility was entered into in July 2004. The recycling agreement, as amended, provided that the recycling agreement would terminate automatically upon termination of the lease.

      As previously disclosed, during early 2007 the Company began using the Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. Recently the Company determined that the ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, the Company's research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on the Company's renewable energy process, Company initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. The recycling agreement does not provide for penalties due to early termination. The Company plans to make an orderly exit from the facility over the next several months and is currently in discussion with Taormina regarding a temporary lease arrangement to facilitate the orderly removal and resale of various pieces of equipment at the site. Consequently, the Company recorded a charge of $8,454,106 in the third quarter of 2007 which represents the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap.

      The non-competition and right of first refusal provisions of the recycle agreement will survive termination of such agreement through July 25, 2014 (the date that the lease would have expired had it not been terminated). The Company anticipates it will continue to work with Republic in other locations as a potential provider of MSW to the Company based on the Company's plans to design, build, own and operate commercial facilities to transform residual mixed solid waste, green waste and other waste streams into renewable energy.

NOTE 5.   INCOME TAXES

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

      We adopted FIN 48 effective January 1, 2007. As defined by Fin 48, unrecognized tax benefits related to expenses that are recognized for determining income for financial statement purposes have not been included as expenses in the Company's tax provision, as the Company believes these expenses will be disallowed for tax purposes. As of the date of adoption, the Company had a total amount of unrecognized tax benefits of $8,626,344. Virtually all of this balance relates to Federal net operating losses the Company acquired in connection with its merger with Voice Powered Technology International, Inc. These losses are subject to significant limitations under Internal Revenue Code
Section 382 that will impact the Company's ability to utilize the net operating losses before they expire. As we provided for a 100% reserve against our deferred tax asset, the adoption of FIN 48 did not have a material effect on the financial statements. We have always excluded these net operating losses from the total available net operating losses we disclosed in our tax footnote.

      As of January 1, 2007, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2,165. The recognition of this amount would be offset by a corresponding tax provision adjustment for an increase to the valuation allowance for deferred taxes related to net operating losses.

      We have historically classified interest and penalties on income tax liabilities as additional income tax expense and expect to continue to do so after the adoption of FIN 48. As of January 1, 2007, our statement of financial position did not include any accrued interest or penalties.

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

NOTE 6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

      The Company has outstanding two classes of Preferred Stock, Series A and Series B. Holders of both series of preferred stock are entitled to receive cumulative dividends, payable quarterly in additional shares of preferred stock, at the rate of 8% per annum as and if declared by the Board of Directors. The holders of a majority of each class of preferred shares have the option to require the Company to redeem all outstanding shares on April 28, 2010. If all of the shares that are outstanding at September 30, 2007 were outstanding and redeemed at April 28, 2010, the liability would be approximately $50 million. In the event the holders do not exercise this redemption right, all shares of Series A and Series B will automatically convert into shares of Common Stock on such date.

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

      THE SUMMARY FOR THE SERIES A AND B IS AS FOLLOWS:

                                                                  SERIES A          SERIES B           TOTAL
                                                              ----------------  ----------------  ----------------
Gross proceeds                                                 $   10,189,000    $   28,488,800    $   38,677,800
Cumulative in kind dividends                                        2,332,907         3,161,260         5,494,167
Converted to common stock                                                  --        (4,518,170)       (4,518,170)
                                                              ----------------  ----------------  ----------------
Total outstanding                                                  12,521,907        27,131,890        39,653,797

Unamortized beneficial conversion feature                            (776,664)      (10,451,215)      (11,227,879)
Unamortized offering costs                                           (914,745)       (3,305,319)       (4,220,064)
Unamortized warrant value                                            (776,666)       (2,631,265)       (3,407,931)
                                                              ----------------  ----------------  ----------------
Balance at September 30, 2007                                  $   10,053,830    $   10,744,091    $   20,797,921
                                                              ================  ================  ================

NOTE 7.   CAPITAL LEASE OBLIGATION

      Capital Lease obligation is comprised as follows:

                                                                 SEPTEMBER 30, 2007    DECEMBER 31, 2006
                                                                --------------------  -------------------
Capital Lease for Front End Loader, 35 monthly                          $92,109             $125,966
     installments of $4,526, 24 payments were remaining at
     September 30, 2007, interest was imputed at 8.25%

Less: Current portion                                                    48,517               45,615
                                                                --------------------  -------------------
                                                                        $43,592             $ 80,351
                                                                ====================  ===================

NOTE 8.   COMMITMENT AND CONTINGENCIES

      The Company is obligated to pay BPI for technical services $20,000 per month until the first plant processes or is able to process waste equal to or in excess of the facility's design capacity and then $15,000 per month for five years. Due to contract disputes with BPI, the Company suspended payments in January 2007 to BPI until the disputes are resolved. On October 26, the lease for the Company's Anaheim plant was terminated (see Note 4). Consequently, the Company not included the future rent obligations from the schedule below. The Company is current determining its exit strategy. The Company has operating lease obligations for office space of approximately:

          Less than 1 year                       $52,000
          more than 1 less than 3                $     -
          more than 3 less than 5                $     -
          after 5 years                          $     -

      As of September 30, 2007, the Company had in place one employment agreement, pursuant to which the total annual salary was $224,000. The officer is entitled to receive 12 months salary and continuation of benefits in the event the Company terminates his agreement for other than "good cause" or the officer resigns from the Company for "good reason" (as such terms are defined in the agreements). In addition, the officer is entitled to 12 months salary and continuation of benefits in the event of disability or death during the term of his agreement.

      The Company's CEO is not under an employment contract.

NOTE 9.   SUBSEQUENT EVENTS

      In June 2003 the Company entered into a multi-year recycle agreement with Taormina Industries, Inc. pursuant to which, among other things, Taormina agreed to deliver residual municipal solid waste (MSW) to the Company for processing and the Company agreed to lease a building for the related recycling facility on Taormina's campus in Anaheim, California (the "Anaheim Facility"). The lease for the Anaheim Facility was entered into in July 2004. The recycling agreement, as amended, provided that the recycling agreement would terminate automatically upon termination of the lease.

      As previously disclosed, during early 2007 World Waste began using the Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. Recently World Waste determined that the ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, the Company's research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on the Company's renewable energy process, World Waste initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. The recycling agreement does not provide for penalties due to early termination. The Company plans to make an orderly exit from the facility over the next several months and is currently in discussion with Taormina regarding a temporary lease arrangement to facilitate the orderly removal and resale of various pieces of equipment at the site. Consequently, the Company recorded a charge of $8,454,106 in the third quarter of 2007 which represent the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap.

      The non-competition and right of first refusal provisions of the recycle agreement will survive termination of such agreement through July 25, 2014 (the date that the lease would have expired had it not been terminated). World Waste anticipates it will continue to work with Republic in other locations as a potential provider of MSW to World Waste based on World Waste's plans to design, build, own and operate commercial facilities to transform residual mixed solid waste, green waste and other waste streams into renewable energy.

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

      To accelerate implementation of our renewable energy platform, we plan to pursue the development of facilities in targeted markets where we believe we will be able to earn a "tipping" fee for accepting wastes and a premium for the sale of renewable energy products. In this regard, we were recently short-listed by two California utilities on total of four projects. Also, we plan to work in parallel to install a small-scale gasifier in Anaheim, California, at the facility of our R & D partner and/or to acquire similar gasification demonstration facilities to gain operating experience with the unique aspects of gasifying biomass derived from municipal solid waste and other waste streams, to develop detailed design criteria for our larger scale systems, and to demonstrate our various gasification technologies and systems which we are developing, acquiring and licensing.

      We anticipate that the development of projects using our systems and technologies will position us to generate three distinct revenue streams: (a) "tipping" fees charged to the entities that supply us with MSW, (b) recycling revenue from the sale of commodity recyclables (such as beverage containers, aluminum, steel, plastics, and glass) that our process recovers and which otherwise would be interred in landfills, and (c) revenue from the sale of our end products, anticipated to be primarily renewable electricity, ethanol and other fuel alcohols. We believe that the ability to receive fees from waste generators or handlers could provide us with a low cost fuel source which we believe is an important and beneficial characteristic of our business model.

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

ELECTRICITY OPPORTUNITIES

      We plan to focus our efforts on the development of various renewable energy products which can be produced from MSW and other waste streams. A process which we believe has significant potential for successful commercialization involves using gasification technologies to produce a synthetic gas (or "syngas") from the cellulose biomass fraction of MSW derived from our materials' separation and classification process. Green waste, sewage sludge and other commercial waste streams are also potential feedstocks. The resulting syngas can be used to fire either a boiler driving a steam turbine, or, after a gas clean-up process we believe it may be possible to put the syngas directly into a gas-fired turbine. In either case, we believe the process has the potential to produce sufficient energy to satisfy all the energy needs of our own facilities and leave a significant amount of renewable electricity for sale to utilities.

      Consistent with this new direction, we recently were short-listed in the selection process to provide renewable electric power to two major California utilities for a total of four projects. Each of the projects is expected to process 1,000 tons per day of residual MSW destined for landfills resulting in the production of 15 to 20 megawatts of electricity for sale to utilities. We continue to work through the process of negotiating power purchase agreements with respect to these projects (which are not expected to be awarded until the first half of 2008, at the earliest.) If selected for these projects, which we do not expect to know until during the first half of 2008, we would still need to raise significant additional financing and accomplish many other tasks, including: completion of contracts for the supply of municipal solid waste, establishment of site control, securing the necessary permits, and designing, financing and constructing the facilities.

Ethanol / Specialty Chemicals Research

      We are continuing research on production of ethanol and specialty chemicals using municipal solid waste and green waste as a feedstock. Research and development has been performed using gasification, enzymatic and acid hydrolysis processes to produce liquid fuels and small-scale production has been demonstrated by our R & D partner, Applied Power Concepts, Inc (APC). The economics of larger scale production for this process are being analyzed. During the third quarter, we determined that the ongoing research and development work being performed at our Anaheim facility would more efficiently be carried out at the location of APC. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement (see Note
4).

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

STRATEGY

      Our goal is to utilize a design, build, own and operate model to develop full-scale commercial facilities which profitably transform residual MSW, green waste and other waste streams into usable renewable energy or products, including electricity and synthetic gas, transportation fuels such as ethanol, specialty chemicals and paper pulp.

      Pursuit of this strategy entails work in the following areas:

DEVELOP, TEST, AND PILOT CORE PROCESS TECHNOLOGIES

      We are currently investigating the installation of a small-scale gasification unit in Anaheim, at our R & D partner's facility or elsewhere, to test and demonstrate our core process of MSW gasification.

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

SEEK OUT POTENTIAL ACQUISITIONS WHICH STRENGTHEN OUR EFFORTS AND ACCELERATE IMPLEMENTATION

      As part of the implementation of our strategy, we may pursue acquisitions. In general, we may seek acquisition candidates with characteristics that include: (a) technology, strategy, or people which complement our focus, (b) projects which can be accelerated through participation by us, or (c) established or growing revenue and cash flow.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

      Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2006 and our unaudited financial statements dated September 30, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has not derived substantial revenues from its activities to date.

INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's amended consolidated financial statements for the year ended December 31, 2006.

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

SHORT TERM INVESTMENTS

      The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. All investments held at September 30, 2007 are short-term available for sale securities. They are carried at quoted fair value, with unrealized gains and losses reported in shareholders' equity as a component of accumulated comprehensive income.

FIXED ASSETS

      Machinery and Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in the Anaheim plant, over the remaining life of the lease, whichever is shorter. Due to the fact that at the time the assets were placed into service the lease had 8 years and two months remaining, all assets and leasehold improvements at the Anaheim facility were being depreciated over a maximum of 8 years and two months on a straight line basis. Maintenance and repairs are expensed as incurred.

      We completed the construction of its initial plant in Anaheim, California early in the second quarter of 2006. We placed into service and began depreciating the assets related to this facility in the second quarter of 2006.

      The assets at the Anaheim plant are comprised of two basic technologies, the front half of the plant consists of assets related to our patented technology related to "steam classification" and material separation and the back half of the plant consist of assets related to screening and cleaning of the cellulose biomass material to prepare it for sale to paper mills. During the plant start up phase, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. We decided not to make the capital improvements necessary to the Anaheim plant's wetlap process or back half which we considers necessary in order to recover the carrying amount of the wetlap plant assets through projected future undiscounted cash flow from its operation. Consequently, we recorded a charge of $9,737,344 which represented the net carrying value of the wetlap process (or "back half") equipment. The charge was equal to the carry cost of the assets of the wetlap process, net of accumulated depreciation.

We did not record an impairment charge for the steam classification equipment (or "front half") of the plant at that time because we intended to use that equipment in research and development activities as part of our development of alternative back end processes such as, but not limited to, gasification and acid hydrolysis and because we also believed that by making certain improvements to the plant, such as adding equipment for energy co-generation, and changing the use of the cellulose biomass mass from the wetlap process to another application, such as its use as a form of fuel, the future undiscounted cash flow from its operations might cover the capitalized cost.

      During the third quarter of 2007, we determined that the ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, our research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina Industries, Inc., the lessor of the Company's Anaheim facility, regarding termination of such lease and the cancellation of the associated recycling agreement with Taormina. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. Consequently, we recorded a charge of $8,454,106 in the third quarter of 2007 which represented the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap.

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

      In April 2007, the Company filed a lawsuit against Bio-Products International, Inc., the entity from which we sub-license certain technology alleging, among other things, breach of contract and negligence with respect to the construction of the steam classification vessels that the Company had intended to use in its operations. See Note 3 to the accompanying notes to consolidated financial statements. The Company does not believe that this lawsuit affects the carrying value of the patent (which the Company owns) or sub-license from BPI. At this time, the Company believes that the future cash flows from the patent license fees and sublicense agreement from future operations will exceed the carrying amount of the intangibles. Therefore, the Company had no material impairment to its intangible assets during the nine months ended September 30, 2007 or the year ended December 31, 2006.

REVENUE RECOGNITION

      Revenue for receiving Municipal Solid Waste (MSW) is recognized when the MSW is delivered. Revenue for products sold, such as unbleached fiber, metals and aluminum, are recognized when the product is delivered to the customer.

      All shipping and handling costs are accounted for as cost of goods sold.

      In January of 2007, the Company changed its plan of operation to focus entirely on research and development projects and consequently recognized no revenue during the first three quarters of 2007. All cash received for tip fees and the sale of recyclables was netted against disposal costs.

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

      The Company adopted FIN 48 on January 1, 2007. There was no material impact on the Company's financial statements as a result of this adoption.

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

RECLASSIFICATION

      Certain amounts for the three and nine month periods ended September 30, 2006 and for the balance sheet for December 31, 2006 have been reclassified to conform with the presentation of the September 30, 2007 amounts. These reclassifications had no effect on reported net loss.

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

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006

REVENUES AND COST OF GOODS SOLD

      During the plant start up phase of our Anaheim plant, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. In January 2007, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which the Company considered necessary to operate the plant with the expectation of being profitable. Therefore, beginning in January 2007, we began to operate the plant only as part of research and development projects including but not limited to the development of alternative back end processes such as gasification and acid hydrolysis for the production of ethanol. Consequently, we did not recognize any revenue during the third quarter of 2007. All cash received for tip fees and the sale of recyclables was netted against research and development costs. Revenue and cost of goods sold during the third quarter of 2006 represented revenues earned and the costs incurred during the start-up phase of the Anaheim plant.

EXPENSES

      Research and development expense increased from $60,000 during the quarter ended September 30, 2006 to approximately $419,000 during the comparable quarter in 2007, an increase of $359,000. The increase was primarily due to costs at our Anaheim plant of approximately $369,000 which was used during the quarter for research and development activities and research and development activities related to gasification approximately $50,000.

      General and administrative expense increased from $945,000 during the quarter ended September 30, 2006 to $1,395,000 for the comparable period in 2007. This $450,000 increase was primarily the result of an increase in employee stock option expense of approximately $260,000, and professional and consulting fees of approximately $190,000 primarily related to consulting fees related to new technologies and new sites and to the costs of the annual shareholders meeting. General and administrative expense for the quarter ended September 30, 2007 was comprised primarily of employee option expense of approximately $530,000, compensation expense of approximately $225,000, business development expenses of approximately $285,000, professional fees of approximately $168,000, and other expenses of $187,000.

      During the third quarter of 2007, we determined that our ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, our research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. Consequently, we recorded a charge of $8,454,106 in the third quarter of 2007 which represents the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap.

      Interest income of $188,726 and $218,303 for the third quarters of 2007 and 2006, respectively, represents the interest earned on the cash received for the issuance of the Series B Preferred Stock in May of 2006.

      Change in fair value of warrant liability in the third quarter of 2006 of $831,297 relates to the fair value of warrants to purchase common stock issued with registration rights as part of our Series A Preferred Stock offering in 2005. In accordance with SFAS 133 and EITF 00-19, the fair value of the warrants was required to be recorded as a liability until the Company satisfied specified registration requirements. The registration rights requirements were met by the Company in December 2006; therefore, there was no warrant liability expense in the 2007 period.

      Preferred stock dividend and amortization of beneficial conversion feature, warrant discount and offering costs decreased to $2,917,201 in the quarter ended September 30, 2007 from $3,230,435 during the comparable period in 2006 due to the issuance of the Series B Preferred Stock at the end of May 2006 and amortization of beneficial conversion feature.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES AND COST OF GOODS SOLD

      During the plant start up phase of our Anaheim plant, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. In January 2007, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which the Company considered necessary to operate the plant with the expectation of being profitable. Therefore, beginning in January 2007, we began to operate the plant only as part of research and development projects including but not limited to the development of alternative back end processes such as gasification and acid hydrolysis for the production of ethanol. Consequently, we did not recognize any revenue during the first nine months of 2007. All cash received for tip fees and the sale of recyclables was netted against research and development costs. Revenue and cost of goods sold during the nine months ended September 30, 2006 Represented revenues earned and the costs incurred during the start-up phase of the Anaheim plant which began in April 2006 and ended in the first quarter of 2007.

EXPENSES

      Research and development expense increased from $180,000 for the nine months ended September 30, 2006 to $2,169,000 for the nine months ended September 30, 2007. This was primarily due to the cost associated with the Anaheim plant of approximately $1,026,000, and plant depreciation of $940,000 in the 2007 period being classified as research and development expense due to the nature and intent of the plant operations and research and development activities related to gasification of approximately $203,000.

      General and administrative expense increased from $2,951,000 for the nine months ended September 30, 2006 to $3,804,000 for the comparable period in 2007. This $853,000 increase was primarily the result of an increase in employee stock option expense of $470,000 and consulting fees of approximately $325,000 primarily related to technologies and new sites and to the costs of the annual shareholders meeting. General and administrative expense for the nine months ended September 30, 2007 was comprised primarily of employee stock option expense of approximately $1,200,000, compensation expense of approximately $775,000, professional fees of approximately $725,000, business development costs of approximately $275,000, and other expenses of $829,000.

During the third quarter of 2007, we determined that our ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, our research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. Consequently, we recorded a charge of $8,454,106 in the third quarter of 2007 which represented the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap.

      Interest income of approximately $424,580 for the nine months ended September 30, 2007 represents the interest earned on the cash received for the issuance of the Series B Preferred Stock in May of 2006. Interest expense of approximately $56,312 for the nine month period ended September 30, 2006 related to interest on the Senior Secured Debt which was issued in November of 2005 and February of 2006. All of the Senior Secured Debt was extinguished in May of 2006.

      Financing expense during the nine month period ended September 30, 2006 was comprised of: a) $1,647,250 attributable to the value of warrants issued to the holders of the Series A Preferred Stock for their consent to issue additional Senior Secured Debt and agreement to waive certain of their veto rights and contractual rights to facilitate the Company's next round of financing which occurred in the first quarter of 2006; b)the unamortized warrant value and offering costs of $1,593,758 related to the Senior Secured Debt expensed upon the early extinguishment of the Debt which occurred in the second quarter of 2006; and c) the change in the fair value of $4,201,418 of the conversion feature of the Series A Preferred due to the modification of its conversion price as a result of the application of an anti-dilution adjustment and the change in fair value of the Series A Warrants which occurred in the second quarter of 2006. Change in fair value of warrant liability for the nine month period ended September 30, 2006 of approximately $255,000 relates to the fair value of warrants to purchase common stock issued with registration rights as part of our Series A Preferred Stock offering in 2005. In accordance with SFAS 133 and EITF 00-19, the fair value of the warrants was required to be recorded as a liability until the Company satisfied specified registration requirements. The registration rights requirements were met by the Company in December 2006; therefore, there is no warrant liability expense in the 2007 period.

      Preferred stock dividend and amortization of beneficial conversion feature, warrant discount and offering costs increased to $9,968,229 for the nine months ended September 30, 2007 from $5,278,696 for the comparable period in 2006 due to the issuance of the Series B Preferred Stock in May of 2006.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2007, we had cash and cash equivalents on hand of $1,574,760 and short term investments of approximately $8,975,530, a decrease of approximately $3.8 million from December 31, 2006.

      During the first nine months of 2007, net cash used for operating activities was approximately $3,600,000. The use of cash was primarily for (i) research and development activities of approximately $1,100,000 net of non cash items primarily comprised of depreciation, and (ii)general and administrative expenses of approximately $2,500,000 net of non cash items primarily comprised of the amortization of employee options and warrants and accrued expenses for consulting.

      During the first nine months of 2007, net cash used for investing activities was approximately $9,200,000. This was primarily due to $8,966,112 used to purchase short-term marketable securities and approximately $206,000 for the purchase of equipment.

      We estimate that our existing balance of cash and short term securities will enable us to sustain operations through at least December 2008, based on our current expected burn rate.

      As of September 30, 2007, the only long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other similar long-term liabilities, were our agreement with Taormina, the monthly payment due BPI as part of the license agreement, and the one capital lease described in Note 7 to the unaudited consolidated financial statements. In October of 2007, Taormina terminated the lease and recycling agreement. Also, due to contract disputes, the Company suspended payments to BPI in January 2007. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. We do not believe that inflation has had a material impact on our business or operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2007, we had cash and short term investments of $10.6 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

      At September 30, 2007 we had short term investments of $8,975,530 sensitive to changes in interest rates. We did not have any long term financial instruments sensitive to changes in interest rates at September 30, 2007 or December 31, 2006. We currently do not conduct any business outside of the United States and therefore are not subject to risks from changes in foreign currency exchange rates.

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

      There was no change in the Company's internal control over financial reporting during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

      You should carefully consider the risks described under "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (the "2006 Form 10-K") and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "First Quarter 2007 10-Q"). These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of our company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under "Forward-Looking Statements" above and the risks of our business described in the 2006 Form 10-K, the First Quarter 2007 10-Q, in the immediately following paragraph, and elsewhere in this Quarterly Report on Form 10-Q.

      The termination of our agreements with Taormina could have an adverse effect on our ability to continue our research and development activities.

      During early 2007 we began using our Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. Recently we determined that this ongoing research and development work would more efficiently be carried out at another location. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. Although we are now conducting our research and development activities at the location of our research and development partner Applied Power Concepts,, theses facilities may not adequately address all of our needs or continue to be available to us. If we had to again relocate these facilities, we could suffer an unplanned slow down in our research and development activities which could delay execution of our business strategy and negatively affect our financial condition.

Item 5.  Other Information

      (a) On November 12, 2007, upon the recommendation of our Compensation Committee, our Board approved an amendment of the terms of the outstanding stock options previously issued under our 2004 Stock Option Plan (the "2004 Plan"), to provide each recipient with an extended period of time in which to exercise his or her stock options in the event of his or her involuntary termination from our company (as an employee, director or consultant) for any reason (other than for cause).

      Prior to such amendments, the foregoing stock options provided for a 30-day period (or, with respect to a recipient's death or disability, a 12-or 6-month period, respectively), in which to exercise upon termination for any reason. The stock options issued to such recipients under our 2007 Stock Option Plan, however, provide for a three-year period in which to exercise following each such recipient's involuntary termination from our company (as an employee, director or consultant) for any reason (other than for cause). Pursuant to the authority granted in the 2004 Plan and upon the recommendation of our Compensation Committee, our Board amended all of the outstanding options issued under the 2004 Plan to provide for a uniform period of time in which to exercise following involuntary termination from our company for any reason (other than for cause).

      The following sets forth the options issued under the 2004 Plan held by our executive officers and directors that were amended as described above:

                   Recipient                        Total Number of Options
      -----------------------------------         ----------------------------
      David Rane, Chief Financial Officer                   500,000

      James Ferris, Director                                187,000

      Sam P. Cortez, Director                               220,000

      Russ Patten, Director                                 240,000

      David Gutacker, Director                              200,000

      In all other respects, the terms of the foregoing options are unchanged. We do not believe we will incur any additional compensation expense in connection with the foregoing amendments.

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

Date: November 14, 2007                        WORLD WASTE TECHNOLOGIES, INC.
                                               (Registrant)


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