Form 10-K
period 2007-12-31
WORLD WASTE TECHNOLOGIES INC
filed 2008-03-31
CIK 890447

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         Commission File Number 1-11476
                            -------------------------

                         WORLD WASTE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                95-3977501
      -----------------------------          ----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

13500 EVENING CREEK DRIVE, SAN DIEGO, CA                  92128
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (858) 391-3400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                   -----------

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

  Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer | |
                         Smaller reporting company |X |

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2007) was approximately $22,886,222. As of March 19, 2008, there were 27,542,170 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

CAUTIONARY STATEMENT..........................................................ii

PART I.........................................................................1

       ITEM 1.   BUSINESS......................................................1
       ITEM 1A.  RISK FACTORS..................................................6
       ITEM 1B.  UNRESOLVED STAFF COMMENTS....................................12
       ITEM 2.   PROPERTIES...................................................12
       ITEM 3.   LEGAL PROCEEDINGS............................................12
       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........12

PART II.......................................................................13

       ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                 STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                 SECURITIES...................................................13
       ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.........................14
       ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS................15
       ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...22
       ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....23
       ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..........................48
       ITEM 9A.  CONTROLS AND PROCEDURES......................................48
       ITEM 9B.  OTHER INFORMATION............................................49

PART III......................................................................49

       ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.......49
       ITEM 11.  EXECUTIVE COMPENSATION.......................................51
       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................58
       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                 DIRECTOR INDEPENDENCE........................................62
       ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................60

PART IV.......................................................................61

       ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...................61

SIGNATURES....................................................................64

                              CAUTIONARY STATEMENT



         This report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. When used in this report, the words "budgeted," "anticipate," "estimate," "expect," "may," "project," "believe," "intend," "plan," "potential" and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, the numerous risks and substantial and uncertain costs associated with the need for a significant waste supply, our ability to develop or acquire technologies, our ability to raise capital, environmental regulations and litigation, permitting, construction of processing facilities, our ability to protect our intellectual property, the development and viability of our technology and recycling process, and other factors detailed in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW


We are a development stage company formed to develop, design, build, own and operate facilities which employ systems and technologies designed to profitably convert municipal solid waste (MSW) and other waste streams, such as wood waste, into usable commodities and products. These products are expected to include renewable energy, recyclable commodities, fuel alcohols, and bio-fuels. We plan to concentrate our efforts on producing renewable energy from waste materials through the use of gasification technologies in order to meet the rapidly growing demand for renewable power. We believe that this increased demand is being driven, to a large extent, by the adoption of Renewable Portfolio Standards in a number of states, which require or encourage utilities to have a specific percentage of their electricity sales come from renewable sources.

To accelerate implementation of our renewable energy platform, we plan to pursue the development of facilities in targeted markets where we believe we will be able to earn a "tipping" fee for accepting wastes and a premium for the sale of renewable energy products. In this regard, we were short-listed by two California utilities on a total of four projects. We also plan to develop or obtain the rights to use gasification technologies in demonstration application to gain operating experience with the unique aspects of gasifying biomass derived from municipal solid waste and other waste streams, and to develop detailed design criteria for larger-scale systems.

We anticipate that the development of projects using these technologies could position us to generate three distinct revenue streams: (a) "tipping" fees charged to the entities that supply us with MSW or other waste materials, (b) recycling revenue from the sale of commodity recyclables (such as beverage containers, aluminum, steel, plastics, and glass) that our process recovers and which otherwise would be interred in landfills, and (c) revenue from the sale of our end products, anticipated to be primarily renewable electricity, and bio-fuels. We believe that our receipt of fees from waste generators or handlers could provide us with a low cost fuel source which is an important and beneficial characteristic of our business model.

In June 2003, we entered into a multi-year recycle agreement with Taormina Industries, Inc., pursuant to which, among other things, Taormina agreed to deliver MSW to us for processing and we agreed to lease a building for the related recycling facility on Taormina's campus in Anaheim, California (the "Anaheim Facility"). The lease for the Anaheim Facility was entered into in July 2004. The recycling agreement, as amended, provided that the recycle agreement would terminate automatically upon termination of the lease.

As previously disclosed, during early 2007 we began using the Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. In the third quarter of 2007, we determined that the ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, our research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycle agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. On November 7, 2007, Taormina filed an unlawful detainer action against us, and in March 2008, we entered into a stipulation for entry of judgment in this action. The stipulation provided for: (a) the cancellation and forfeiture of the lease; (b) a payment by us to Taormina of $192,217.57; and (c) our right to remain in possession of the Anaheim Facility until June 30, 2008. We expect to vacate the Anaheim Facility by June 30, 2008.

In March 2008, we entered into an agreement with Clean Earth Solutions, Inc. ("CES"), pursuant to which we agreed (i) to sell to CES specified assets relating to the "front end" process of our Anaheim Facility for a cash payment to us of $500,000 (the "First Closing"), (ii) to settle a dispute arising from design issues related to the steam classification vessels that we had intended to use in our operations, in exchange for a payment to us of $640,000 (the "Second Closing") and (iii) to sell to CES all of our intellectual property rights in our pressurized steam classification process in exchange for a payment to us of $800,000 (of which $236,000 was previously paid by CES to us) (the "Third Closing"). On March 7, 2008, CES paid $500,000 to us, and the First Closing was consummated. Pursuant to this agreement, the Second and Third Closings are to occur on such dates as are determined by CES, provided that the Second Closing occurs by May 1, 2008 and the Third Closing occurs by June 15, 2008.

In addition to pursuing our current business strategy, we are also in the process of evaluating strategic alternatives that may include, but are not limited to, a sale or merger of our company (including with companies in unrelated businesses) and/or a restructuring. As of the date of this Report, we had not entered into any definitive agreements with respect to the foregoing, and we cannot assure you that any such alternatives, if undertaken, will be successfully consummated.

MARKET OVERVIEW

We believe there is a large and growing market for the production and sale of renewable energy in the United States, driven by: (1) high costs of hydrocarbon based fuels; (2) high political and economic costs to obtain fossil fuels from unstable foreign countries; (3) harder to reach (therefore more expensive) locations for exploration and development of new oil and gas reserves; (4) increasing competition from developing countries such as China and India for finite amounts of hydrocarbon based energy; and (5) a growing public awareness of the environmental damages brought on by increasing levels of greenhouse gasses in the atmosphere created by carbon-based energy fuels which may be contributing to global warming. These factors have led to state and federal legislation. For example, the California Renewable Portfolio Standard established in 2002 requires certain retail electricity sellers to have 20% of their retail sales come from renewable energy sources by the year 2010. Twenty-two other states have some form of Renewable Portfolio Standard and popular support for such requirements appears to be growing.

ELECTRICITY OPPORTUNITIES

We plan to focus our efforts on the utilization of one or more gasification technologies that will generate various renewable energy products from MSW and other waste streams. We plan to seek to enter into strategic relationships with companies that have developed gasification technologies, and to further investigate the commercialization of our own technology. A process which we believe has significant potential for successful commercialization involves using a gasification technology to produce a synthetic gas (or "syngas") from the cellulose biomass fraction of MSW derived from a materials' separation and classification process. Wood waste, sewage sludge and other commercial waste streams are also potential feedstocks. The resulting syngas would be used to fire a boiler driving a steam turbine. We also believe that after a gas clean-up process it may be possible to put the syngas directly into a gas-fired turbine. In either case, we believe the process has the potential to produce a significant amount of renewable electricity for sale to utilities.

We were short-listed in the selection process to provide renewable electric power to two major California utilities for a total of four projects. Each of the projects is expected to process residual MSW destined for landfills resulting in the production of greater than 20 megawatts of electricity for sale to utilities. We continue to work through the process of negotiating power purchase agreements with respect to these projects (which are not expected to be awarded until sometime in 2008, at the earliest.) If selected for these projects, we would still need to raise significant additional financing and accomplish many other tasks, including: completion of contracts for the supply of municipal solid waste, establishment of site control, securing the necessary permits, and designing, financing and constructing the facilities.

STRATEGY

Our goal is to develop and/or acquire full-scale commercial facilities which profitably transform residual MSW, wood waste and other waste streams into usable renewable energy or products, including electricity, synthetic gas and bio-fuels.

Pursuit of this strategy entails work in the following areas:

REPLICATE AND ROLLOUT NEW FACILITIES WITH TECHNOLOGIES, PRODUCTS, AND FINANCING TAILORED TO THE LOCATION

We anticipate using a suite of technologies, each of which would be specifically applied on a site by site basis to profitably meet the needs of a particular local market. We expect that these needs will change from market to market and will be influenced by many factors, including the materials composition of feedstock at that facility, local permitting and land use requirements, and local political considerations. We plan to seek to develop facilities, implementing the most profitable end product platforms on a site by site basis in the most favorable locations within the United States. We also anticipate exploring licensing opportunities to accelerate the rollout inside the U.S. We plan to leverage experienced engineering and construction partners for the most effective utilization of our resources. Also, we expect each project to operate independently and to possibly have different financial partners and ownership structures.

SEEK OUT POTENTIAL ACQUISITIONS WHICH STRENGTHEN OUR EFFORTS AND ACCELERATE IMPLEMENTATION

As part of the implementation of our strategy, we may pursue acquisitions. In general, we may seek acquisition candidates with characteristics that include:
(a) technology, strategy, or people which complement our focus, (b) projects which will allow us to manage and control the feedstock for our renewable energy generation facilities, (c) projects or companies which can be accelerated through participation by us, or (d) projects or companies with established or growing revenue and cash flow.

Our ability to implement these strategies will be dependent upon our ability to raise significant additional capital. While the market demand for renewable energy is high, there can be no assurance that we will be able to raise the financing necessary to execute this business plan.

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

We expect that the resale price of our products, including renewable electricity and bio-fuels will be tied to commodity markets. The market demand for these materials can be volatile, which could significantly impact our results of operations.

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

In March 2004, Old WWT entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into a wholly owned subsidiary of VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger of Old WWT with VPTI's wholly owned subsidiary was completed on August 24, 2004. Pursuant to the merger, Old WWT's shareholders became the holders of approximately 95% of the outstanding shares of VPTI. Upon completion of this merger, VPTI changed its name to World Waste Technologies, Inc. VPTI was incorporated on June 21, 1985 and provided voice recognition and voice activated products. Because the shareholders of Old WWT became the controlling shareholders of VPTI after the merger, Old WWT was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Additionally, the prior operating results of VPTI are not indicative of our future operations, and none of the assets or liabilities on our balance sheet as of December 31, 2007 and 2006 relate to VPTI prior to the merger.

Since the formation of WWA in 2002, our efforts have been principally devoted to research and development activities, construction of our initial facility (which facility is no longer a component of our business strategy), raising capital, and recruiting additional personnel and advisors. To date, we have not generated any significant revenues. We do not anticipate generating significant revenue until sometime in 2010, if ever.

Our stock is quoted on the OTC Bulletin Board under the symbol WDWT.

OUR PLANNED REVENUE AND ANTICIPATED MARKETS

Pursuant to our current business model, we anticipate our product and services could result in three distinct revenue streams. First, we would receive a "tipping fee" for each ton of MSW or other waste material delivered to and processed by us. Second, our process might be designed to mechanically sort and collect standard recyclable materials such as scrap steel, cans, and aluminum. Third, we would produce and sell commodity products such as electricity or bio-fuel. We plan to accomplish this through our development and/or acquisition of gasification technologies.

Our plan is to provide waste processing services to other companies and municipalities in the MSW industry throughout the United States. The MSW industry in the United States is dominated by large MSW processors such as Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc. Many other smaller regional companies and municipalities are also in the waste handling business. Many state governments in the United States mandate that certain percentages of all MSW be recycled. The State of California, where our headquarters are located, currently mandates the highest standard in the United States by requiring that 50% of all incoming MSW be diverted from landfills. We believe that the trend in state law throughout the country is to migrate toward this California standard. Accordingly, we anticipate providing our processing services to MSW handlers looking for efficient ways to increase the percentage of their recycled MSW.

SALES AND MARKETING

We currently plan to market our services to waste handlers, waste collectors and municipalities, focusing on higher recycling rates, with the goal of lowering use of the landfills and creating a cost savings for these customers. In addition, we plan to market and to sell bio-fuels and steam/electricity into their respective markets.

We currently plan to market and promote our services with a team of officers and outside consultants. Alternatively, we may enter into strategic alliances with larger companies. We currently expect that our services and products will be marketed in the U.S., although we may also pursue specified international opportunities.

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

According to the July 17, 2007 issue of WASTE NEWS (the most recent publicly available information on this topic that we are aware of), three companies dominate the MSW industry in the United States: Waste Management, Inc. ($13.1 billion in revenues); Allied Waste Industries, Inc. ($5.73 billion in revenues); and Republic Services, Inc. ($2.86 billion in revenues). There are also many smaller regional companies and municipalities in the waste handling business. Although we do not view MSW haulers as competitors, but rather as consumers for the services we plan to provide, such haulers would be competitors to the extent they make capital investments in material recovery facilities, incineration, composting, or landfills rather than outsourcing through us. We believe that the primary competitive factors in our industry are price, reliability of service, and quality of recycling programs.

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

Because a major component of our business is expected to be the processing of solid waste in an environmentally sound manner, a portion of our future capital expenditures will likely be related, either directly or indirectly, to environmental protection measures, including compliance with federal, state or local provisions that regulate the discharge of materials into the environment. We anticipate that there will be significant costs relating to our compliance with environmental laws if and when a plant is operational on a commercial-scale level and that there will be significant costs associated with sighting, design, operations, monitoring, site maintenance, corrective actions, and financial assurance of each facility that we might in the future operate. In connection with our development or expansion of a facility, we expect that we will need to spend considerable time, effort and money to obtain or maintain necessary required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures.

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

The Occupational Safety and Health Act of 1970, as amended ("OSHA"), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the OSHA, and various record keeping, disclosure and procedural requirements.

There are also various state and local regulations that are expected to affect our potential future operations, which are stricter than comparable federal laws and regulations.

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

RESEARCH AND DEVELOPMENT

During 2007, 2006 and 2005, we spent $2,380,944, $273,894, and $250,060, respectively, on research and development activities.

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

We have determined that we will not use the patented technology in our future facilities. In March 2008, we entered into an agreement to sell the patent and all of the rights associated with it, including the sublicense agreement, to CES.

EMPLOYEES

As of March 20, 2008, we had 5 full-time employees. There are two members in our executive management team and three persons employed in operations and administration. We are not a party to any collective bargaining agreements. We have not experienced work stoppages and we believe that our relationship with our employees is good.

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

We need to develop or identify and acquire technologies to enable us to continue to pursue our current business strategy. The successful application of technology to waste materials at a large scale and high volumes to create commercially usable renewable electricity, bio-fuels or other products has yet to be proven. In particular, most of the gasification technologies that we are aware of are in the very early stages of commercialization. Any inability to operate in a manner that will produce large volumes of commercially usable products would require additional investment in capital equipment and/or increased operating expenses beyond currently contemplated business and construction plans. Unforeseen difficulties in the development or market acceptance of any products we may produce may lead to significant delays in production and the subsequent generation of revenue. We will need to raise additional financing which, if not available, could force us to curtail or cease operations altogether.

IF WE FAIL TO IMPLEMENT NEW TECHNOLOGIES, WE WILL NOT BE ABLE TO KEEP UP WITH OUR INDUSTRY, WHICH COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS.

We plan to develop and acquire technologies designed to enable us to execute our current business strategy. Our ability to generate revenue, and achieve profitability and future growth is dependent on our ability to improve our knowledge and implementation of waste processing and energy development technologies. Inability to successfully implement commercially viable waste processing technologies, as a result of insufficient capital or otherwise, will have a material adverse effect on our business and results of operations.

Even if we are successful in developing or acquiring new technologies, there can be no assurance that such technologies will work as expected or be economically viable.

WE MAY BE UNABLE TO OBTAIN THE LARGE AMOUNT OF ADDITIONAL CAPITAL THAT WE NEED TO EXECUTE OUR BUSINESS PLAN.

Our business plan includes the construction and operation of large plants and the development and\or acquisition of new technologies. Each plant is expected to cost between $50 million and $70 million. We anticipate that we will fund the construction and startup operation of these plants through the sale of securities, the issuance of debt or entering into joint venture arrangements. We may be unable to raise the additional funds necessary or enter into joint ventures to build and operate these additional plants. You should not rely on the prospect of future financings or joint venture arrangements in evaluating us. Any additional funding or joint venture arrangements that we obtain will likely significantly reduce the percentage ownership of the company held by our existing stockholders. The amount of this dilution will likely be substantial as our trading price has declined significantly and may continue to decline.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT FUTURE RESULTS.

We are in the development stage and are subject to all the business risks associated with a new enterprise, including uncertainties regarding product development, constraints on our financial and personnel resources, and dependence on and need for third party relationships. For the period from June 18, 2002 (inception) to December 31, 2007, we incurred total net losses of approximately $70.0 million. To date, we have not generated substantial revenues and do not know when or whether we will be able to develop meaningful sources of revenue or whether our operations will become profitable, even if we are able to begin generating sufficient revenue. If we are unable to generate sufficient revenue, we would need to develop a new business plan or curtail or cease operations completely.

The auditors' report with respect to our financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 includes an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

THE MARKET FOR SERVICES AND PRODUCTS IN THE WASTE PROCESSING AND RENEWABLE ENERGY INDUSTRY IS COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

The market for services and products in the waste processing industry is highly competitive. Most of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have, and may be able to respond more quickly than we can to new or changing opportunities and customer requirements. Also, our competitors have greater name recognition and extensive customer bases that they can leverage to gain market share. These competitors are able to undertake promotional activities, adopt aggressive pricing policies and offer attractive terms to purchasers, which could adversely affect our competitive position and business.

WE ARE TO SEEK TO ENGAGE IN STRATEGIC TRANSACTIONS THAT MAY FAIL TO ENHANCE STOCKHOLDER VALUE.

We are in the process of evaluating strategic alternatives, including the acquisitions of products, technologies and companies, and other alternatives within and outside of our industry, with the goal of maximizing stockholder value. We may never complete a strategic transaction(s) and in the event that we do complete a strategic transaction(s), it may not be consummated on terms favorable to us. Further, such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

IF WE DO NOT OBTAIN A SIGNIFICANT SUPPLY OF WASTE MATERIAL AND TIMELY PAYMENT FOR THAT WASTE MATERIAL, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

If we do not obtain a supply of waste material at quantities and qualities that are sufficient to operate any facilities that we may in the future operate at the expected operating levels, or if third parties do not promptly pay for the waste material they deliver to us for processing, our financial condition and operating results could be adversely affected. One or more of the following factors could impact the price and supply of waste:

         o    defaults by waste suppliers under their contracts;

         o    changing composition of the material in the waste stream;

         o    composting or incineration of municipal solid waste;

         o legal prohibitions against processing of certain types of solid waste in our facilities; or

         o increased competition from landfills and increasingly automated recycling facilities.

WE MAY BE UNABLE TO OBTAIN OR RETAIN PERMITS THAT ARE REQUIRED TO OPERATE OUR BUSINESS.

Our failure to obtain or retain the permits required to operate any facilities we may seek to construct would have a material negative effect on our business operations. Permits to operate waste processing facilities have become increasingly difficult and expensive to obtain and retain as a result of many factors including numerous hearings and compliance with zoning, environmental and other regulatory measures. The granting of these permits is also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain or retain the required permits to operate any future facilities could have a material negative effect on our future results of operations.

THE DEMAND FOR OUR SERVICES MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL LAWS AND REGULATIONS.

To a certain extent, demand for our services is expected to be created by environmental laws and regulations, including (a) regulations surrounding the production of renewable energy, (b) requirements to safely dispose of waste materials by various methods including in properly constructed and operated landfills, (c) requirements to attempt to recycle a certain proportion of waste materials, and (d) requirements that businesses operating in the waste material industry comply with applicable land, water and air emission regulations. The lack of environmental laws and regulations, or the loosening or non-enforcement of existing regulations, would decrease demand for our services and may have a material adverse affect on our business.

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

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY.

Our success will depend, to a significant degree, upon the protection of our, and that of our potential licensors', proprietary technologies. Additionally, the need to pursue additional protections for our intellectual property is likely as new products and techniques are developed and as existing products are enhanced, and such protections may not be attained in a timely manner or at all.

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

If other persons independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how, the result could be significant increased competition for our services we may in the future provide. In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties. If we are unable to obtain such licenses on acceptable terms, we may encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

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

OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY CHANGING RESALE PRICES OR MARKET REQUIREMENTS FOR OUR FUTURE PRODUCTS.

The resale price for our renewable energy products will likely be tied to commodity pricing. Our results of operations may in the future be adversely affected by changing resale prices or market requirements for these products. The resale, and market demand for, these materials can be volatile due to numerous factors beyond our control, which may cause significant variability in our period-to-period results of operations.

ENVIRONMENTAL REGULATIONS AND LITIGATION COULD SUBJECT US TO FINES, PENALTIES, JUDGMENTS AND LIMITATIONS ON OUR ABILITY TO EXPAND.

We are subject to potential liability and restrictions under environmental laws, including those relating to handling, recycling, treatment, storage of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. We also expect to be subject to liability under laws relating to the production of electricity and bio-fuels that we may produce in the future. The waste management industry has been, and will continue to be, subject to significant regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. Our business is subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions and regulations. If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals, we would be subject to civil, and possibly criminal, fines and penalties, and we might be required to spend substantial capital to bring operations into compliance or to temporarily or permanently discontinue operations, and/or take corrective actions. We may not have sufficient insurance coverage for our environmental liabilities. Those costs or actions could be significant to us and significantly impact our results of operations, as well as our available capital.

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

FUTURE COSTS UNDER ENVIRONMENTAL, HEALTH AND SAFETY LAWS MAY ADVERSELY AFFECT OUR BUSINESS.

We could be liable if our future operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of drinking water sources or soil. Under current law, we could even be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.


WE MAY EXPERIENCE A SIGNIFICANT DECLINE IN THE REALIZABLE VALUE OF CERTAIN OF OUR INVESTMENTS.

Approximately $4.9 million of our securities are in the form of auction rate securities. As a result of general economic conditions, these type of securities have recently been the subject of significant uncertainty as to liquidity and underlying interest rates. If the value of these securities declines, our financial condition would be adversely affected.

WE MAY BE EXPOSED TO SUBSTANTIAL LIABILITY CLAIMS IN THE ORDINARY COURSE OF OUR BUSINESS.

Since our personnel will be expected to routinely handle waste materials, we may be subject to liability claims by employees, customers and third parties. We currently have liability insurance in place, but such insurance may not be adequate to cover claims asserted against us. Also, we may be unable to maintain or purchase such insurance in the future. Either of these events could have a material adverse affect on our financial condition or our ability to raise additional capital.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO FALL.

As of March 19, 2008, we had outstanding approximately 28 million shares of common stock and approximately 17 million shares of common stock issuable upon conversion of our outstanding preferred stock, as well as options and warrants to acquire up to an additional approximately 7 million shares of common stock. A substantial portion of these shares are either freely tradable shares or eligible for public resale under Rule 144. In addition, we currently have an effective registration statement on file with the SEC which covers the resale of approximately 32 million shares of our common stock (which includes shares of common stock issuable upon conversion of our preferred stock). Sales of the shares subject to Rule 144 or the registration statement, or the possibility that substantial amounts of common stock may be sold in the public market under Rule 144 or the registration statement, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

We currently have two such series of preferred stock, designated as "8% Series A Cumulative Redeemable Convertible Participating Preferred Stock" and "8% Series B Cumulative Redeemable Convertible Participating Preferred Stock." The holders of a majority of the shares of each such series of Preferred Stock have the option to require our company to redeem all outstanding shares of each such series on April 10, 2010, at a price equal to the original issuance price (with accrued but unpaid dividends being treated as outstanding for purposes of calculating the total redemption price). Based on the number of shares of Preferred Stock outstanding as of December 31, 2007, the total redemption payment obligation would equal approximately $47.3 million. In addition, certain issuances by our company of equity at below specified prices will trigger the "anti-dilution" provisions in the Preferred Stock that would result in significant dilution to our common stockholders. The foregoing provisions of the Preferred Stock will likely have a material impact on our company's ability to raise additional capital or enter into merger and acquisition transactions. The rights, preferences and privileges of our preferred stock are described in more detail in Note 7 of our financial statements.

OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATES HOLD A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND MAY BE ABLE TO PREVENT OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

Our directors and executive officers and their affiliates beneficially own a substantial amount of our outstanding common stock. These stockholders, if they were to act together, would likely be able to direct the outcome of matters requiring approval ( and subject to approval rights of the holders of our preferred stock) of the stockholders, including the election of our directors and other corporate actions such as:

         o    our merger with or into another company;

         o    a sale of substantially all of our assets; and

         o    amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

In addition, the holders of our Series A Preferred Stock currently have the right, upon 30 days' prior notice to us, to appoint a majority of the members of our Board of Directors. This right will remain in effect until less than 3.0 million shares of Series A Preferred Stock are outstanding. As of the date of this Report, such right has not been exercised.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.  PROPERTIES

         Our principal executive offices are in San Diego, California, where we lease approximately 1,400 square feet under a lease scheduled to expire on September 30, 2008, with monthly rental payments of $4,343. The Company plans to move its principal executive offices to the Cuppertino, California area before the San Diego lease terminates.

         The Company also leased real property in Anaheim, California, which covered approximately 30,000 square foot. In October 2007, the lease was terminated. The Company is currently moving its equipment from the facility. It anticipates that it will be finished with this process by June 30,2008.

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

                 QUARTER ENDING                   HIGH           LOW
                 -------------------------     -----------   ----------

                 FISCAL 2004
                 March 31, 2004                   $9.00         $0.60
                 June 30, 2004                   $11.40         $4.20
                 September 30, 2004               $7.00         $2.50
                 December 31, 2004                $4.85         $3.20

                 FISCAL 2005
                 March 31, 2005                   $4.90         $2.80
                 June 30, 2005                    $5.50         $2.80
                 September 30, 2005               $4.55         $2.10
                 December 31, 2005                $3.50         $2.15

                 FISCAL 2006
                 March 31, 2006                   $4.07         $2.50
                 June 30, 2006                    $6.20         $2.90
                 September 30, 2006               $4.16         $2.18
                 December 31, 2006                $2.70         $1.41

                 FISCAL 2007
                 March 31, 2007                   $1.90         $1.05
                 June 30, 2007                    $1.70         $0.80
                 September 30, 2007               $0.94         $0.25
                 December 31, 2007                $0.29         $0.10


HOLDERS

As of March 19, 2008 there were approximately 444 holders of record of our common stock, not including holders who hold their shares in street name.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data. You should read this information in conjunction with our financial statements, including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The selected statement of operations data for each of the fiscal years ended December 31, 2007, December 31, 2006, and December 31, 2005, and the summary consolidated balance sheet dated as of December 31, 2007 and December 31, 2006 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected statement of operations data for the fiscal years ended December 31, 2004 and December 31, 2003 and the summary consolidated balance sheet data as of December 31, 2004 and December 31, 2003 have been derived from our audited consolidated financial statements not included in this report.

                                                                            For the Year Ending
                                                                                December 31,
                                               -----------------------------------------------------------------------------
Selected Statement of Operations Data:               2007               2006              2005         2004          2003
                                               ------------        ------------       -----------  ------------  -----------

   Gross Revenue                                       --          $    93,784        $       --            --   $       --

   LOSS FROM OPERATIONS                         (16,086,937)**     (18,701,625)**     (3,851,814)   (2,430,994)    (741,279)
   INTEREST INCOME (EXPENSE)                        579,268            107,810            63,485       (65,194)     (63,326)
   CHANGE IN WARRANT LIABILITY                      155,000          1,079,721           709,412            --           --
   FINANCING TRANSACTION (EXPENSE)                      --          (7,442,426)               --            --           --

   NET LOSS                                     (15,352,669)      $(24,956,520)      $(3,078,917)  $(2,496,188)  $ (804,605)

   Preferred Stock Dividend and
      amortization of preferred stock
      warrants, offering costs and the
      beneficial conversion feature             (13,011,750)        (8,638,271)       (1,234,473)          --            --
   Net Loss available to common
      shareholders                              (28,364,419)***    (33,594,791)***    (4,313,390)   (2,496,188)          --

   Basic and diluted Net Loss available to
      common shareholders per share              $    (1.06)      $      (1.34)      $     (0.18)  $     (0.15)  $    (0.09)

* Approximately $67,526 in consulting and travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

** Includes charges for impairment of assets of $8,454,000 and $9,737,000 in 2007 and 2006 respectively.

*** Cash used in operating activities was $4,214,000 and $5,370,000 in 2007 and 2006, respectively; see the Cash Flow Statement.


                                                                      As of December 31,
                                                   ------------------------------------------------------
                                                     2007        2006       2005       2004        2003
                                                   --------    --------   --------   --------    --------
Consolidated Balance Sheet Data:  (in thousands)

   Cash                                            $  2,711    $ 14,331   $  2,864   $  1,129    $    167
   Short-term investments                             7,093
   Working capital                                   10,416      13,586      1,170       (533)     (1,390)
   Total fixed assets                                    35       9,268     17,021      4,999          29
   Total assets                                      11,296      25,088     21,182      6,892         578
   Long-term liabilities                                 31          80      3,810         17          22
   Redeemable preferred stock                        22,813      14,507      7,097
   Total stockholders' equity                       (12,356)      9,569      7,945      5,120      (1,033)

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

In March 2004, Old WWT entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into a wholly owned subsidiary of VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger of Old WWT with VPTI's wholly owned subsidiary was completed on August 24, 2004. Pursuant to the merger, Old WWT's shareholders became the holders of approximately 95% of the outstanding shares of VPTI. Upon completion of this merger, VPTI changed its name to World Waste Technologies, Inc. VPTI was incorporated on June 21, 1985 and provided voice recognition and voice activated products. Because the shareholders of Old WWT became the controlling shareholders of VPTI after the merger, Old WWT was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Additionally, the prior operating results of VPTI are not indicative of our future operations, and none of the assets or liabilities on our balance sheet as of December 31, 2007 relate to VPTI prior to the merger.

Since the formation of WWA in 2002, our efforts have been principally devoted to research and development activities, construction of a facility (which facility is no longer a component of our business strategy), raising capital, and recruiting additional personnel and advisors. To date, we have marketed and sold only a limited amount of product and have not generated any significant revenues, therefore, we continue to report as a Development Stage Company.

                               PLAN OF OPERATIONS

COMPANY OVERVIEW

We are a development stage company formed to develop, design, build, own and operate facilities which employ systems and technologies designed to profitably convert municipal solid waste (MSW) and other waste streams, such as wood waste, into usable commodities and products. These products are expected to include renewable energy, recyclable commodities, fuel alcohols, and bio-fuels. We plan to concentrate our efforts on producing renewable energy from waste materials through the use of gasification technologies in order to meet the rapidly growing demand for renewable power. We believe that this increased demand is being driven, to a large extent, by the adoption of Renewable Portfolio Standards in a number of states, which require or encourage utilities to have a specific percentage of their electricity sales come from renewable sources.

To accelerate implementation of our renewable energy platform, we plan to pursue the development of facilities in targeted markets where we believe we will be able to earn a "tipping" fee for accepting wastes and a premium for the sale of renewable energy products. In this regard, we were short-listed by two California utilities on a total of four projects. We also plan to develop or obtain the rights to use gasification technologies in a demonstration applications to gain operating experience with the unique aspects of gasifying biomass derived from municipal solid waste and other waste streams, to develop detailed design criteria for larger-scale systems.

We anticipate that the development of projects using these technologies could position us to generate three distinct revenue streams: (a) "tipping" fees charged to the entities that supply us with MSW or other waste materials, (b) recycling revenue from the sale of commodity recyclables (such as beverage containers, aluminum, steel, plastics, and glass) that our process recovers and which otherwise would be interred in landfills, and (c) revenue from the sale of our end products, anticipated to be primarily renewable electricity, and bio-fuels . We believe that our receipt of fees from waste generators or handlers could provide us with a low cost fuel source, which is an important and beneficial characteristic of our business model.

In June 2003, we entered into a multi-year recycle agreement with Taormina Industries, Inc., pursuant to which, among other things, Taormina agreed to deliver MSW to us for processing and we agreed to lease a building for the related recycling facility on Taormina's campus in Anaheim, California (the "Anaheim Facility"). The lease for the Anaheim Facility was entered into in July 2004. The recycling agreement, as amended, provided that the recycle agreement would terminate automatically upon termination of the lease.

As previously disclosed, during early 2007 we began using the Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. In the third quarter of 2007, we determined that the ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, our research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycle agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. On November 7, 2007, Taormina filed an unlawful detainer action against us, and in March 2007, we entered into a stipulation for entry of judgment in this action. The stipulation provided for: (a) the cancellation and forfeiture of the lease; (b) a payment by us to Taormina of $192,217.57; and (c) our right to remain in possession of the Anaheim Facility until June 30, 2008.

In March 2008, we entered into an agreement with Clean Earth Solutions, Inc. ("CES"), pursuant to which we agreed (i) to sell to CES specified assets relating to the "front end" process of our Anaheim Facility for a cash payment to us of $500,000 (the "First Closing"), (ii) to settle a dispute arising from design issues related to the steam classification vessels that we had intended to use in our operations, in exchange for a payment to us of $640,000 (the "Second Closing") and (iii) to sell to CES all of our intellectual property rights in our pressurized steam classification process in exchange for a payment to us of $800,000 (of which $236,000 was previously paid by CES to us) (the "Third Closing"). On March 7, 2008, CES paid $500,000 to us, and the First Closing was consummated. Pursuant to this agreement, the Second and Third Closings are to occur on such dates as are determined by CES, provided that the Second Closing occurs by May 1, 2008 and the Third Closing occurs by June 15, 2008. We expect to vacate the Anaheim Facility by June 30, 2008.

In addition to pursuing our current business strategy, we are also in the process of evaluating strategic alternatives that may include, but are not limited to, a sale or merger of our company (including with companies in unrelated businesses) and/or a restructuring. As of the date of this Report, we had not entered into any definitive agreements with respect to the foregoing, and we cannot assure you that any such alternatives, if undertaken, will be successfully consummated.

ELECTRICITY OPPORTUNITIES

We plan to focus our efforts on the utilization of one or more gasification technologies that will generate various renewable energy products from MSW and other waste streams. We plan to seek to enter into strategic relationships with companies that have developed gasification technologies, and to further investigate the commercialization of our own technology. A process which we believe has significant potential for successful commercialization involves using a gasification technology to produce a synthetic gas (or "syngas") from the cellulose biomass fraction of MSW derived from a materials' separation and classification process. Wood waste, sewage sludge and other commercial waste streams are also potential feedstocks. The resulting syngas would be used to fire a boiler driving a steam turbine. We also believe that, after a gas clean-up process, it may be possible to put the syngas directly into a gas-fired turbine. In either case, we believe the process has the potential to produce a significant amount of renewable electricity for sale to utilities.

We were short-listed in the selection process to provide renewable electric power to two major California utilities for a total of four projects. Each of the projects is expected to process residual MSW destined for landfills resulting in the production of greater than 20 megawatts of electricity for sale to utilities. We continue to work through the process of negotiating power purchase agreements with respect to these projects (which are not expected to be awarded until the first half of 2008, at the earliest.) If selected for these projects, we would still need to raise significant additional financing and accomplish many other tasks, including: completion of contracts for the supply of municipal solid waste, establishment of site control, securing the necessary permits, and designing, financing and constructing the facilities.

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

We expect that the resale price of our products, including renewable electricity and bio-fuels, will be tied to commodity markets. The market demand for these materials can be volatile, which could significantly impact our results of operations.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We used estimates to perform the undiscounted cash flow projections used in the impairment analysis of the Anaheim plant assets (see Fixed Assets below). We also used estimates in determine the employee stock based compensation expense.

REVENUE RECOGNITION

In 2006, revenue for receiving Municipal Solid Waste (MSW) was recognized when the MSW was delivered. Revenue for products sold, such as unbleached fiber, metals and aluminum, were recognized when the product was delivered to the customer. We recorded no revenue during 2007 or 2005.

All shipping and handling costs were included in gross sales and accounted for as cost of goods sold.

INTANGIBLES

Intangible assets are recorded at cost. On May 1, 2006, pursuant to a Patent Assignment Agreement and a Patent Assignment, both dated as of May 1, 2007, (the "Patent Assignment Agreement and a Patent Assignment"), we completed the purchase of all right, title and interest in United States Patent No. 6,306,248 (the "Patent") and related intellectual property, subject to existing licenses, from the University of Alabama in Huntsville for $100,000 and 167,000 shares of our unregistered common stock valued at approximately $698,000, based on the market price of the stock on the date issued, May 1, 2006.

During the fourth quarter of 2007, we determined that we would not use the patented technology in our future facilities and consequently ceased amortization of the patent and moved the unamortized intangible assets to assets held for sale and stated at its book value, which was lower of fair value less costs to sell in accordance with SFAS 144. In February of 2008, we entered into an agreement to sell the patent and all of its associated rights.

FIXED ASSETS

Machinery and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in our Anaheim plant(no longer being used), over the remaining life of the lease, whichever is shorter.

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

The assets at the Anaheim plant were comprised of two basic technologies; the front half of the plant consisted of assets related to our patented technology related to "steam classification" and material separation and the back half of the plant consisted of assets related to screening and cleaning of the cellulose biomass material to prepare it for sale to paper mills. During the plant start up phase, we became aware of several issues, including the creation of an unexpectedly high level of biological oxygen demand (BOD) from organic wastes in the wastewater from the pulp screening and cleaning process, and design issues related to the steam classification vessels. We decided not to make the capital improvements necessary to the Anaheim plant's wetlap process, or "back half," which we considered necessary in order to recover the carrying amount of the wetlap plant assets through projected future undiscounted cash flow from its operation. Consequently, in 2006, we recorded a charge of $9,737,344 which represented the net carrying value of the wetlap process or back half equipment. The charge was equal to the carry cost of the assets of the wetlap process, net of accumulated depreciation. We did not record an impairment charge for the steam classification equipment or front half of the plant at that time because we intended to use that equipment in research and development activities as part of our development of alternative back end processes such as, but not limited to, gasification and acid hydrolysis.

During the third quarter of 2007, we determined that our ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, our research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. Consequently, we recorded a charge of $8,454,106 in the third quarter of 2007 which represented the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap. The estimated carrying value was revalued and adjusted at December 31, 2007. In February 2008, we sold the assets related to the "front-end" process of the facility.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006

REVENUES

During the plant start up phase of our Anaheim plant, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. In January 2007, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which we considered necessary to operate the plant with the expectation of being profitable. Therefore, beginning in January 2007, we began to operate the plant only as part of research and development projects. Consequently, we did not recognize any revenue during 2007. All cash received for tip fees and the sale of recyclables was netted against research and development costs.

EXPENSES

Operating expense of $16.1 million during the year ended December 31, 2007 decreased approximately $2.6 million compared to the year ended December 31, 2006, primarily due to an increase of general and administrative expenses and research and development expenses, offset by a decrease in asset impairment expenses.

Research and development expenses of $2,380,944 for the year ended December 31, 2007 increased $2,107,050 compared to the year ended December 31, 2006. This was primarily due to the cost of research and development activities related to gasification of approximately $307,000, Anaheim plant costs of approximately $1,134,000, and plant depreciation of $940,000 in 2007 being classified as research and development expense due to the then nature and intent of the plant operations

General and administrative expenses of $5,251,888 for the year ended December 31, 2007 increased by approximately $1,097,780 compared to the year ended December 31, 2006. The increase was primarily the result of an increase in employee stock option expense of $649,000 and consulting fees of approximately $504,000 primarily related to technologies and new sites and the costs of the annual shareholders meeting. General and administrative expense for the year ended December 31, 2007 was comprised primarily of employee option expense of approximately $1.6 million, compensation expense of approximately $1.0 million, business development expenses of approximately $0.9 million, professional fees of approximately $0.9 million, and other expenses of approximately $0.8 million.

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

Interest income for the year ended December 31, 2007 of $579,268 increased $471,458, primarily due to the interest earned on the cash received for the issuance of the Series B Preferred Stock in May of 2006.

We did not have any financing expense in 2007 as compared to 2006.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2006 AND 2005

We completed construction of our first facility in the second quarter of 2006. During the second, third and fourth quarters of 2006, we commissioned the equipment and performed plant start-up procedures.

REVENUES

During the year ended December 31, 2006, we recorded revenue of approximately $94,000, from the sale of unbleached fiber, metals and aluminum separated from the processed MSW during the start-up phase of our first facility in Anaheim, California. Prior to the second quarter of 2006, we did not generate any revenue.

EXPENSES

Operating expense during the year ended December 31, 2006 consisted of disposal of rejects of $65,526, plant operating expenses of $2,720,922 and depreciation of $1,843,615, which were related to costs incurred during the start-up phase of our first facility in Anaheim, California. Prior to the second quarter of 2006, we had no operations and consequently no cost of plant operating expense.

General and administrative expenses of $4,154,108 for the year ended December 31, 2006 increased by approximately $550,000 compared to the year end December 31, 2005, primarily due to increases in employee option expense due to grants made to employees and directors in the fourth quarter of 2005 and legal and accounting fees related to additional SEC filings during 2005.

During the fourth quarter of 2006, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which we considered necessary in order to recover the carrying amount of the plant assets through projected future undiscounted cash flow for its operation. Consequently, we recorded a charge of $9,737,344 during 2006 for impairment of assets which represented the net carrying value of the wetlap process equipment.

Interest income for the year ended December 31, 2006 of $107,810 was comprised of interest income of approximately $482,000 due to the cash from the issuance of our Series B Preferred Stock in May of 2006, partially offset by interest expense of $374,000, primarily from our senior debt that was issued in November 2005 and February 2006 and extinguished in May 2006.

Financing expense for the year ended December 31, 2006 was comprised of: a) $1,647,250 attributable to the value of warrants issued to the holders of our Series A Preferred Stock for their consent to issue additional senior secured debt and their agreement to waive certain of their veto rights and contractual rights to facilitate our round of financing which occurred in the first quarter of 2006; b) the unamortized warrant value and offering costs of $1,593,758 related to our senior secured debt expensed upon the early extinguishment of such debt which occurred in the second quarter of 2006; and c) the change in the fair value of $4,201,418 of the conversion feature of our Series A Preferred Stock due to the modification of its conversion price as a result of the application of an anti-dilution adjustment and the change in fair value of the associated warrants which occurred in the second quarter of 2006.

Change in fair value of warrant liability of a benefit of $1,079,721 relates to the change in the fair value of warrants to purchase common stock issued with registration rights as part of our Series A Preferred Stock offering in 2005. The quarterly effect was as follows: first quarter charge of $120,154, second quarter charge of $135,642, third quarter benefit of $831,297 and fourth quarter benefit of $504,220. In accordance with SFAS 133 and EITF 00-19, the fair value of the warrants was required to be recorded as a liability until we satisfied specified registration requirements. The warrant liability was required to be marked to market at the end of each reporting period. The registration statement was declared effective on December 5, 2006, and therefore, after December 5, 2006 the warrants are no longer recorded as a liability.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had cash and cash equivalents on hand of approximately $2.7 million and short-term investments of $7.1 million, which is a decrease of $4.5 million from December 31, 2006 cash and cash equivalents and short-term investments of $14.3 million.

During the year ended December 31, 2007, net cash used for operating activities was approximately $4.2 million. The use of cash was primarily for (i) research and development activities of approximately $1.3 million net of non cash items primarily comprised of depreciation, and (ii)general and administrative expenses of approximately $2.9 million net of non cash items primarily comprised of the amortization of employee options and warrants and accrued expenses for consulting. In addition to the $4.2 million used in operating activities we used approximately $0.1 million for fixed asset purchases and the value of short term investments was reduced by approximately $0.2 million for a valuation reserve.

During the year ended, December 31, 2007, net cash used for investing activities was approximately $7,400,000. This was primarily due to $7,260,000 used to purchase short-term marketable securities and approximately $128,000 for the purchase of equipment.

In March 2008, we received a payment from CES of $500,000 upon the sale of assets relating to the front-end process of our facility. CES is obligated to make additional payments to us aggregating $1.2 million in 2008 upon the closing of our sale of certain intellectual property rights and the settlement of an ongoing action with BPI.

Approximately $4.9 million of our securities are in the form of auction rate securities, the value of which could decline significantly.

We estimate that our cash will sustain operations through at least March of 2009, based on our current burn rate. We may, however, plan to change our current burn rate if and when we are able to move forward on certain initiatives, primarily related to gasification.

As of December 31, 2007, the only long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other similar long-term liabilities, was the one capital lease described in Note 9 to the audited consolidated financial statements.

CONTRACTUAL COMMITMENTS

As of December 31, 2007, the scheduled maturities of our long-term contractual obligations were as follows:

                                                                      Payments Due by Period
                                            ---------------------------------------------------------------------------
                                             Less than                                        After
                                              1 year         1-3 Years       4-5 Years        5 Years          Total
                                            -----------     -----------     -----------     -----------     -----------
Operating leases (for San Diego office)     $    39,088     $        --     $        --     $        --     $    39,088
Capital leases (plant equipment, terminated
  in March 2008)                                 49,524          30,826              --              --          80,350
Redeemable Convertible Preferred Stock               --      47,189,502              --                      47,189,502
                                            -----------     -----------     -----------     -----------     -----------
Total                                       $    88,612     $47,220,328     $        --     $        --     $47,308,940
                                            ===========     ===========     ===========     ===========     ===========

Our Anaheim facility lease was terminated in October 2007. The Capital lease was terminated in March 2008. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

We do not believe that inflation has had a material impact on our business or operations.

RECENT ACCOUNTING PRONOUNCEMENTS

FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 Summary - On July 13, 2006, FASB Interpretation (FIN) No. 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted this pronouncement on January 1, 2007. As we provide for a 100% reserve against our deferred tax asset, it did not have a material effect on the financial statements.

SFAS No 157, Fair Value Measurements - In September 2006, the FASB issued SFAS No 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No 157 became effective for our company beginning January 1, 2008. Management is currently in the process of assessing the provisions of SFAS No 157 and determining how this framework for measuring fair value will affect the current accounting policies and procedures and our financial statements. Management has not determined whether the adoption of SFAS No 157 will have a material impact on our consolidated financial statements.

SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities - The FASB issued SFAS No 159 which permits an entity to chose to measure many financial instruments and certain other items at fair value. SFAS No 159 became effective for our company beginning January 1, 2008. Management is currently in the process of assessing the provisions of SFAS No 159 and determining how it will affect the current accounting policies and procedures and our financial statements. Management has not determined whether the adoption of SFAS No 159 will have a material impact on our consolidated financial statements.

SFAS No. 141 (Revised 2007), Business Combinations. On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007). Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; noncontrolling interests (formerly known as "minority interests" -- see Statement 160 discussion below) will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. While we have had no such business combinations in the past, as we pursue our gasification strategy, we may pursue business combinations which would be effected by SFAS No. 141.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. On December 4, 2007, the FASB issued FASB Statement No.
160. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Because we have no such arrangements currently, the adoption of this principle will not have a material impact on our financial statements. However, as we pursue our gasification strategy, it may have such arrangements in the future.

EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Issue No. 07-1 discusses how costs incurred and revenue generated on sales to third parties are reported in the income statements of the partners to a collaborative arrangement, how sharing payments made to, or received by, a partner in a collaborative arrangement are presented in the recipient's and payor's income statements, and what disclosures the partners to a collaborative arrangement should provide in the notes to their financial statements. While we currently have no such arrangements, as we pursue the development of our gasification strategy we may in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2007, we had cash and cash equivalents and short-term investments of $9.8 million. At December 31, 2007, we had $4.9 million invested in auction rate securities. Due to the uncertainties in the financial markets these securities have become subject to liquidity uncertainty and interest rate exposure and could fall in value if the market does not stabilize. They have been adjusted to their estimated fair value at December 31, 2007. Although we are actively working with our investment advisors and monitoring the market to minimize our exposure, we can not give any assurance as to the value of those securities.

We did not have any financial instruments sensitive to changes in interest rates at December 31, 2006. We currently do not conduct any business outside of the United States and therefore are not subject to risks from changes in foreign currency exchange rates.

If and when we begin to generate substantive revenues from our operations, we anticipate that we will be exposed to price changes in the commodity goods we sell in the ordinary course of our business, which changes could have a significant impact on our results of operations. We may in the future use financial instruments to manage our exposure to changes in commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

Report of Independent Registered Public Accounting Firm                      24
Financial Statements:
     Consolidated Balance Sheets                                             25

     Consolidated Statements of Income (Loss)                                26

     Consolidated Statements of Stockholders' Equity (Deficit)               27

     Consolidated Statements of Cash Flows                                   29

Notes to Audited Consolidated Financial Statements                           31

Schedules have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

             Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Stockholders of World Waste Technologies, Inc. San Diego, California

We have audited the accompanying consolidated balance sheets of World Waste Technologies, Inc. and subsidiaries (a developmental stage enterprise) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Waste Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $70,000,282 and expects to incur substantial additional losses and costs. The foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield Josephson, Inc.
Los Angeles, California
March 31, 2008


                         WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                  (A DEVELOPMENT STAGE COMPANY)

                                   CONSOLIDATED BALANCE SHEETS

                                                                    December 31,    December 31,
                                                                        2007            2006
                                                                    ------------    ------------

ASSETS:
Current Assets:
   Cash and cash equivalents                                        $  2,711,200    $ 14,330,840
   Short-term investments                                              7,093,418              --
   Accounts Receivable                                                        --          12,517
   Prepaid Expenses                                                      336,726         174,589
   Assets held for sale (See Notes 4 and 5)                            1,083,223              --
                                                                    ------------    ------------
Total Current Assets                                                  11,224,567      14,517,946
                                                                    ------------    ------------

Fixed Assets:
   Machinery and Equipment, net of accumulated depreciation of
   $23,358 at December 31, 2007 and $673,201 at December 31, 2006         35,302       6,460,326
   Construction in Progress                                                   --         114,238
   Leasehold improvements, net of accumulated depreciation
   of $271,164 at December 31, 2007                                           --       2,693,163
                                                                    ------------    ------------

   Total Fixed Assets (See Note 5)                                        35,302       9,267,727
                                                                    ------------    ------------

Other Assets:
   Deposits, long term                                                    36,519          36,519
   Patents and licenses, net of accumulated Amortization of
   $202,923 at December 31, 2006 (See Notes 4 and 5)
                                                                                       1,266,014
                                                                    ------------    ------------
     TOTAL ASSETS                                                   $ 11,296,388    $ 25,088,206
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                 $    359,988    $    503,752
   Accrued Salaries Payable                                              108,992         136,635
   Capital Lease, short term                                              49,524          45,615
   Other Liabilities                                                     290,181         245,986
                                                                    ------------    ------------
Total Current Liabilities                                                808,685         931,988
                                                                    ------------    ------------

   Capital Lease, long term                                               30,826          80,351
                                                                    ------------    ------------
Total Long Term Liabilities                                               30,826          80,351

     TOTAL LIABILITIES                                                   839,511       1,012,339
                                                                    ------------    ------------

Redeemable Convertible Preferred Stock (See Note 7)                   22,812,640      14,506,849

Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY

   Common Stock - $.001 par value:
      100,000,000 shares authorized, 27,576,046  and
      25,412,662 shares issued and outstanding at
      December 31, 2007 and December 31, 2006, respectively               27,575          25,412

   Additional paid-in Capital                                         57,782,888      51,179,469
   Deficit accumulated during development stage                      (70,000,282)    (41,635,863)
   Accumulated comprehensive income                                     (165,944)
                                                                    ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY                                        (12,355,763)      9,569,018
                                                                    ------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 11,296,388    $ 25,088,206
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





                                 WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                          (A DEVELOPMENT STAGE COMPANY)

                                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                     Year             Year            Year        June 18, 2002
                                                     Ended            Ended           Ended       Inception to
                                                   12/31/2007      12/31/2006      12/31/2005      12/31/2007
                                                  ------------    ------------    ------------    ------------
GROSS REVENUE:                                    $         --     $    93,784    $         --    $     93,784

      Disposal of Rejects                                   --         (65,526)             --         (65,526)
      Plant Operation Cost                                  --     ( 2,720,922)             --      (2,720,922)
      Depreciation                                          --      (1,843,615)             --      (1,843,615)
                                                  ------------    ------------    ------------    ------------
Total Cost of Goods Sold                                    --      (4,630,063)             --      (4,630,063)
                                                  ------------    ------------    ------------    ------------
Gross Margin                                                --      (4,536,279)             --      (4,536,279)
                                                  ------------    ------------    ------------    ------------
General and Administrative Expense
      Research and Development                      (2,380,943)       (273,894)       (250,060)     (3,422,223)
      General and Administrative                    (5,251,888)     (4,154,108)     (3,601,754)    (16,009,288)
      Impairment of  Assets                         (8,454,106)     (9,737,344)                    (18,191,450)
                                                  ------------    ------------    ------------    ------------
      Loss from Operations                         (16,086,937)    (18,701,625)     (3,851,814)    (42,159,240)
                                                  ------------    ------------    ------------    ------------
      Interest Income (Expense)                        579,268         107,810          63,485         609,270
      Financing Transaction Expense                                 (7,442,426)                     (7,442,426)
      Change in Warrant Liability                                    1,079,721         709,412       1,944,133
      Other Income                                     155,000
                                                  ------------    ------------    ------------    ------------
      Net Loss before Provision for Income Tax     (15,352,669)    (24,956,520)     (3,078,917)    (47,048,263)
                                                  ------------    ------------    ------------    ------------
      Income Taxes                                          --              --              --              --
                                                  ------------    ------------    ------------    ------------
      Net Loss                                    $(15,352,669)   $(24,956,520)   $ (3,078,917)   $(47,048,263)
                                                  ------------    ------------    ------------    ------------
      Preferred Stock Dividend and Amortization
      Of Beneficial Conversion Feature, Warrants
      And Offering Costs (Note 7)                  (13,011,750)     (8,638,271)     (1,234,473)    (22,884,494)
                                                  ------------    ------------    ------------    ------------
      Net Loss attributable to Common
      Shareholders                                $(28,364,419)   $(33,594,791)   $ (4,313,390)   $(69,932,757)
                                                  ============    ============    ============    ============
      BASIC AND DILUTED NET LOSS PER SHARE
      ATTRIBUTABLE TO COMMON SHAREHOLDERS         $      (1.06)   $      (1.34)   $      (0.18)   $      (3.60)
                                                  ============    ============    ============    ============
      WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING USED IN CALCULATION               26,783,456      25,021,530      24,277,661      19,424,946
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



                                           WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                                    (A DEVELOPMENT STAGE COMPANY)

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND OTHER
                                                         COMPREHENSIVE LOSS

                                                             Additional       Common                     Accumulated
                                                               Paid in        Stock       Accumulated   Comprehensive
                                    Shares       Dollars       Capital     Subscription     Deficit *    Income(Loss)      Total
                                 ------------  ------------  ------------  -------------  ------------   -----------   ------------
Preformation Expenses                      --  $         --  $         --  $          --  $    (67,526)  $        --   $    (67,526)
Formation - June 18, 2002           9,100,000           100        73,036             --            --            --         73,136
Net Loss - 2002                            --            --            --             --      (359,363)           --       (359,363)
                                 ------------  ------------  ------------  -------------  ------------   -----------   ------------
December 31, 2002                   9,100,000  $        100  $     73,036  $          --  $   (426,889)  $        --   $   (353,753)
                                 ============  ============  ============  =============  ============   ===========   ============
Additional Paid in Capital                 --            --           100             --            --            --            100
Common Stock Subscribed                    --            --            --        125,000            --            --        125,000
Net Loss - 2003                            --            --            --             --      (804,605)           --       (804,605)
                                 ------------  ------------  ------------  -------------  ------------   -----------   ------------
December 31, 2003                   9,100,000  $        100  $     73,136  $     125,000  $ (1,231,494)  $        --   $ (1,033,258)
                                 ============  ============  ============  =============  ============   ===========   ============
Merger with Waste
  Solutions, Inc.                   7,100,000            63         2,137             --            --            --          2,200
Common Stock Subscriptions            125,000             1       124,999       (125,000)           --            --             --
Common Stock and warrants net
  of offering cost prior to
  VPTI merger                       3,045,206            31     3,952,321             --            --            --      3,952,352
Shares cancelled                     (500,000)           (5)            5             --            --            --             --
Warrants Issued                            --            --       281,171             --            --            --        281,171
Merger with VPTI                    1,200,817        21,062       (21,062)            --            --            --             --
Conversion of Promissory Notes      1,193,500            12     1,193,488             --            --            --      1,193,500
Accrued Interest on Notes
  Forgiven                                 --            --       135,327             --            --            --        135,327
Common Stock and warrants
  net of offering cost              1,460,667         1,461     2,865,462             --            --            --      2,866,923
Amortization of stock options
  and warrants to employees
  and consultants                          --            --       217,827             --            --            --        217,827
Net Loss - 2004                            --            --            --             --    (2,496,188)           --     (2,496,188)
                                 ------------  ------------  ------------  -------------  ------------   -----------   ------------
December 31, 2004                  22,725,190  $     22,725  $  8,824,811  $          --  $ (3,727,682)  $        --   $  5,119,854
                                 ============  ============  ============  =============  ============   ===========   ============
Common Stock and warrants net
  of offering cost                  1,961,040         1,961     3,072,116             --            --            --      3,074,077
Amortization of stock options
  and warrants to employees
  and consultants                          --            --       654,220             --            --            --        654,220
Dividend Redeemable (Preferred
  Stock)                                   --            --       106,645             --      (671,769)           --       (565,124)
Warrants Issued                            --            --       861,853             --            --            --        861,853
Bridge Financing Warrants                  --            --     1,114,105             --            --            --      1,114,105
Beneficial Conversion Feature
  on Redeemable Preferred Stock            --            --     1,328,066             --            --            --      1,328,066
Amortization of Beneficial
  Conversion Feature, Warrants,
  and Offering Costs on
  Redeemable Preferred Stock               --            --            --             --      (562,704)           --       (562,704)
Net Loss - December 2005                   --            --            --             --    (3,078,917)           --     (3,078,917)
                                 ------------  ------------  ------------  -------------  ------------   -----------   ------------
December 31, 2005                  24,686,230  $     24,686  $ 15,961,816  $          --  $ (8,041,072)  $        --   $  7,945,430
                                 ============  ============  ============  =============  ============   ===========   ============






                                           WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                                    (A DEVELOPMENT STAGE COMPANY)

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND OTHER
                                                         COMPREHENSIVE LOSS
                                                             (continued)

                                                             Additional       Common                     Accumulated
                                                               Paid in        Stock       Accumulated   Comprehensive
                                    Shares       Dollars       Capital     Subscription     Deficit *    Income(Loss)      Total
                                 ------------  ------------  ------------  -------------  ------------   -----------   ------------
Common Stock and warrants net
  of offering cost                    262,851           263         9,561             --            --            --          9,824
Amortization of stock options
  and warrants to employees
  and consultants                          --            --       989,252             --            --            --        989,252
Dividend (Preferred Stock)                 --            --       386,954             --    (2,920,893)           --     (2,533,939)
Warrants Issued Preferred
  Stock (See Note 9)                       --            --     1,647,250             --            --            --      1,647,250
Senior Secured Debt Warrants
  (See Note 8)                             --            --       787,500             --            --            --        787,500
Beneficial conversion feature
  - Series B                               --            --    18,207,102             --            --            --     18,207,102
Conversion of Series B
  Preferred Stock                     296,581           296       840,716             --            --            --        841,012
Series B Investor & Placement
  warrants                                 --            --     7,922,663             --            --            --      7,922,663
Series A Investor warrants                 --            --     3,065,931             --            --            --      3,065,931
Elimination of Warrant
  Liabilities                              --            --       674,420             --            --            --        674,420
UAH Stock for Purchase of
  Patent                              167,000           167       697,833             --            --            --        698,000
Registration Filing Fees                   --            --       (11,529)            --            --            --        (11,529)
Amortization of Beneficial
  Conversion Feature, Warrants,
  and Offering Costs on
  Redeemable Preferred Stock               --            --            --             --    (5,717,378)           --     (5,717,378)
Net Loss - 2006                            --            --            --             --   (24,956,520)           --    (24,956,520)
                                 ------------  ------------  ------------  -------------  ------------   -----------   ------------
December 31, 2006                  25,412,662  $     25,412  $ 51,179,469  $          --  $(41,635,863)  $        --   $  9,569,018
                                 ============  ============  ============  =============  ============   ===========   ============
Common Stock and warrants net
  of offering cost                    302,660           302       261,192             --            --            --        261,494
Amortization of stock options
  and warrants to employees
  and consultants                          --            --     1,638,128             --            --            --      1,638,128
Dividend (Preferred Stock)                 --            --            --             --    (3,173,396)           --     (3,173,396)
Conversion of Series B
  Preferred Stock                   1,860,724         1,861     4,704,099             --            --            --      4,705,960
Amortization of Beneficial
  Conversion Feature, Warrants,
  and Offering Costs on
  Redeemable Preferred Stock               --            --            --             --    (9,838,354)           --     (9,838,354)
Accumulated other comprehensive
  income                                   --            --            --             --            --      (165,944)      (165,944)
Net Loss - 2007                            --            --            --             --   (15,352,669)           --    (15,352,669)
                                 ------------  ------------  ------------  -------------  ------------   -----------   ------------
December 31, 2007                  27,576,046  $     27,575    57,782,888  $          --  $(70,000,282)  $  (165,944)  $(12,355,763)
                                 ============  ============  ============  =============  ============   ===========   ============


                      The accompanying notes form an integral part of these consolidated financial statements.





                                         WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                             (FORMERLY WORLD WASTE OF AMERICA, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)

                                              CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                 June 18, 2002
                                                   Year End       Year End         Year End     (Inception) to
                                                Dec. 31, 2007    Dec 31. 2006    Dec 31. 2005    Dec. 31, 2007
                                                 ------------    ------------    ------------    ------------
Cash Flow from Operating Activities:
     Net Loss                                    $(15,352,669)   $(24,956,520)   $ (3,078,917)   $(47,048,263)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Impairment of Assets                           8,454,106       9,737,344              --      18,191,540
     Depreciation and amortization                  1,063,932       1,937,242          14,450       3,016,795
     Interest Forgiveness                                  --              --              --         135,327
     Warrant and Common Stock Issued for
     Consulting                                            --              --          10,000          84,566
     Amortization of warrants & Options to
     Employees                                      1,638,128         989,252         654,220       3,022,788
     Fair Value adjustment warrant liability               --      (1,079,722)       (709,412)     (1,789,134)
     Financial transaction Expense                         --       7,442,426              --       7,442,426
     Amortization of offering cost                         --         252,277              --         252,277
Changes in operating assets and liabilities:
     Accounts Receivable                               12,517         (12,517)             --              --
     Prepaid Expenses                                (162,137)          7,323         (87,709)       (336,726)
     Accounts Payable                                (143,764)        324,261          64,761         359,988
     Accrued Salaries                                 (27,643)        (81,049)         84,981         108,992
     Accrued Litigation Settlement                         --              --        (122,500)             --
     Accrued Other Liabilities                        303,696          69,847          61,898         549,681
                                                 ------------    ------------    ------------    ------------
     Net Cash used in Operating Activities         (4,213,835)     (5,369,836)     (3,108,228)    (16,009,833)
                                                 ------------    ------------    ------------    ------------
Cash Flows from Investing Activities:
     Construction in Progress                              --        (114,238)     (3,387,621)     (4,043,205)
     Leasehold Improvements                            (8,617)             --              --              --
     Deposits on Equipment                                 --              --      (3,688,179)     (5,231,636)
     Purchase Machinery & Equipment                  (128,062)     (4,767,696)     (4,561,605)    (11,155,498)
     Patent License                                      --           (90,890)            --         (412,307)
     Purchase of Short-term investments            (7,259,362)            --              --       (7,259,362)
     Deposits                                            --            68,320           9,439         (36,519)
                                                 ------------    ------------    ------------    ------------
     Net Cash used in Investing Activities         (7,396,041)     (4,904,503)    (11,627,966)    (28,138,527)
                                                 ------------    ------------    ------------    ------------
Cash Flows from Financing Activities:
     Notes Receivable                                      --              --              --              --
     Note Payable                                          --              --         (22,368)             --
     Deposit on Senior Secured Debt                        --              --         250,000              --
     Redeemable Convertible Preferred Stock                --      22,585,015       9,486,703      30,346,461
     Senior Secured Debt                                   --       2,000,000       4,008,353       6,265,000
     Senior Secured Debt Offering Cost                     --        (122,424)       (298,098)       (420,523)
     Payment of Senior Secured Debt                        --      (2,785,000)             --      (2,785,000)
     Warrants, Common Stock and
       Additional Paid in Capital                      (9,764)         63,211       3,047,479      13,463,622
                                                 ------------    ------------    ------------    ------------
     Net Cash provided by Financing Activities         (9,764)     21,740,802      16,472,069      46,859,560
                                                 ------------    ------------    ------------    ------------
Net Increase (Decrease) in Cash                   (11,619,640)     11,466,463       1,735,875       2,711,200
Cash and Cash Equivalents at beginning of year     14,330,840       2,864,377       1,128,502              --
                                                 ------------    ------------    ------------    ------------
Cash and Cash Equivalents at end of year            2,711,200      14,330,840       2,864,377       2,711,200
                                                 ============    ============    ============    ============
     Interest (Paid) Received                    $    579,268    $    107,810    $     63,485    $     30,002
     Income Taxes Paid                                     --              --              --              --





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

*During the year ended December 31, 2007, the Company issued 103,340 shares in exchange for services rendered in 2006.

*During the year ended December 31, 2007, the Company issued 1,860,724 shares of common stock in exchange for conversion of $4,705,960 of Preferred Series B stock.

*Short-term investments have been adjusted for unrealized losses of $165,944


The accompanying notes form an integral part of these consolidated financial statements.



                 WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (FORMERLY WORLD WASTE OF AMERICA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2007


NOTE 1.     DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the accounts of World Waste Technologies, Inc. (Formerly World Waste of America, Inc.) and its wholly owned subsidiaries World Waste of Anaheim, Inc., and World Waste of California, Inc. (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated upon consolidation. World Waste Technologies, Inc. (WWTI), a California corporation, was formed on June 18, 2002 as World Waste of America, Inc. WWTI held the United States license from Bio-Products International, Inc. with respect to patented technology developed at the University of Alabama in Huntsville, and other related intellectual property, which technology was designed to convert a significant percent of municipal solid waste into a cellulose biomass containing material. It is anticipated that additional value will be realized through the capture of inorganic, recyclable materials such as aluminum, steel, tin, and other products. The Company intends to generate revenue from receiving the waste (tipping fees) and from generating electricity.

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

NOTE 2.     GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the year ended December 31, 2007 of $15,352,669 compared to net losses of $24,956,520 and $3,078,917 for the years ended December 31, 2006 and 2005,respectively, and the Company had an accumulated deficit attributable to common shareholders of $70,000,282 at December 31, 2007. The Company expects to incur substantial additional losses and costs and capital expenditures before it can operate profitably. These issues raise substantial doubt about the Company's ability to continue as a going concern. The ability to operate profitably is subject to, among other things, developing products. The Company's ability to accomplish this is dependent on successful research and development, engineering and the obtaining additional funding. If the Company is unsuccessful, it may be unable to continue as a going concern for a reasonable period of time.

There can be no assurance that the Company's research and development and engineering activities or any future efforts to raise additional debt and/or equity financing will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition to looking for traditional capital, the Company is looking for a joint venture partner to assist in the development of its gasification strategy and is also evaluating strategic alternatives, such as a merger or acquisition to help generate additional financing. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations.

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

REVENUE RECOGNITION

During 2006, revenue for receiving Municipal Solid Waste (MSW) were recognized when the MSW was delivered. Revenue for products sold, such as unbleached fiber, metals and aluminum, are recognized when the product was delivered to the customer.

All shipping and handling costs were included in gross revenue and accounted for as cost of goods sold.

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

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, on January 1, 2007. There was no material impact on the Company's financial statements as a result of the adoption.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased, which are not securing any corporate obligations, to be cash equivalents.

SHORT TERM INVESTMENTS

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. All investments held at December 31, 2007 are short-term available for sale securities. They are carried at quoted fair value, with unrealized gains and losses reported in shareholders' equity as a component of accumulated comprehensive income. However, due to uncertainty in the financial markets, $4.9 million in auction rate securities have experienced uncertainty in liquidity and interest rates. The net unrealized loss of $165,944 recorded in shareholders' equity during the year ended December 31, 2007 was comprised of unrealized gains of $15,638 and unrealized losses of $181,582. Maturity dates of investments classified as available for sale securities range from January 2008 to August 2008. There were no short-term available for sales securities in 2006.

At December 31, 2007, the Company had $4.9 million invested in auction rate securities. Due to the uncertainty in the financial markets, auction rate securities have experienced liquidity and interest rate uncertainty. As of March 31, 2008, the Company had not been required to liquidate any of these investments. The Company is working with its investment advisor and closely monitoring the market in an effort to reduce its risk and minimize any losses.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances at financial institutions. Cash balances at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

FIXED ASSETS

Machinery and Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment that was installed in the Anaheim plant, over the remaining life of the lease, whichever is\was shorter. Due to the fact that at the time the assets were placed into service the lease had 8 years and two months remaining, all assets and leasehold improvements at the Anaheim facility were being depreciated over a maximum of 8 years and two months on a straight line basis. Maintenance and repairs are expensed as incurred.

The Company completed the construction of its initial plant in Anaheim, California early in the second quarter of 2006. The Company placed into service and began depreciating the assets related to this facility in the second quarter of 2006.

The assets at the Anaheim plant were comprised of two basic technologies; the front half of the plant consisted of assets related to the Company's patented technology related to "steam classification" and material separation and the back half of the plant consist of assets related to screening and cleaning of the cellulose biomass material to prepare it for sale to paper mills. During the plant start up phase, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. The Company decided not to make the capital improvements necessary to the Anaheim plant's wetlap process, or "back half" which the Company considered necessary in order to recover the carrying amount of the wetlap plant assets through projected future undiscounted cash flow from its operation. Consequently, the Company recorded a charge of $9,737,344 in 2006 which represented the net carrying value of the wetlap process (or "back half") equipment.

The Company did not record an impairment charge for the steam classification equipment (or "front half") of the plant at that time because the Company intended to use that equipment in research and development activities as part of its development of alternative back end processes such as, but not limited to, gasification and acid hydrolysis.

During the third quarter of 2007, the Company determined that the ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, the Company's research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on the Company's renewable energy process, the Company initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. Consequently, the Company recorded a charge of $8,454,106 in the third quarter of 2007 which represents the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap. The estimated net carrying value was reevaluated at December 31, 2007. As of March 31, 2008, the Company has sold the majority of the equipment and is removing and scraping the remainder of the equipment. It expects to be completed with the process by June 30, 2008.

The Company capitalizes leases in accordance with FASB 13, "Accounting for Leases."

INTANGIBLES

Intangible assets are recorded at cost.

The Company's policy regarding intangible assets is to review such intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the review indicates that intangible assets are not recoverable (i.e. the carrying amounts are more than the future projected undiscounted cash flows), their carrying amounts would be reduced to fair value. (see Note 4.)

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

STOCK-BASED COMPENSATION

As of December 31, 2007, the Company had two share-based compensation plans, which are described below. The compensation cost that has been charged against income for the plans was $1,638,128 and $931,792 for the years ended, December 31, 2007 and December 31, 2006, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. As of December 31, 2007 and 2006, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

The Company's 2004 Incentive Stock Option Plan (the 2004 Plan), which is shareholder-approved, provides for the issuance by the Company of a total of up to 2.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company granted options to acquire 475,000 shares under this Plan during the year ended December 31, 2007 to employees, members of the board of directors and consultants. At December 31, 2007, there were 1,812,000 options outstanding under the Plan.

In May of 2007 the board of directors approved the Company's 2007 Incentive Stock Plan (the 2007 Plan), which is not shareholder-approved. The 2007 plan provides for the issuance by the Company of a total of up to 6.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company granted options to acquire 2,856,000 shares during the year ended December 31, 2007 to employees, members of the board of directors and consultants. At December 31, 2007 all such options remained outstanding.

In November of 2007 the board of directors approved the extension of the period of time in which an optionee has to exercise vested options after termination of employment from three months to three years. The Company's calculation of the incremental expense resulting from this change in accordance with SFAS 123R paragraph 51 was approximately $70,000.

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

                                            YEAR ENDED           YEAR ENDED
                                        DECEMBER 31, 2007    DECEMBER 31, 2006
                                        -------------------  -------------------

Expected volatility                            81.2 %                 70 %
Expected dividends                                0 %                  0 %
Expected term (in years)                    5.52 - 9.38                4
Risk-free rate                              3.52 - 3.97%             4.64 %

A summary of option activity under the Plan as of December 31, 2007, and changes during the year then ended is presented below:

                                                                       Weighted-
                                               Weighted-    Average    Aggregate
                                               Average     Remaining   Intrinsic
                                               Exercise   Contractual    Value
Employee Options                     Shares      Price        Term       ($000)
--------------------------------  -----------  ---------  -----------  ---------
Outstanding at January 1, 2007     1,587,000   $   2.36       7.8       $(1,089)
Granted                            3,331,000       1.40       9.43           --
Exercised
Forfeited or expired                  75,000   $   1.50       7.3            --
Outstanding at December 31, 2007   4,843,000   $   1.73       8.78           --
Exercisable at December 31, 2007   2,203,000   $    .67       8.62           --

The weighted-average grant-date fair value of options granted during 2007, 2006 and 2004, was $.92, $2.38 and $2.57, respectively. There have been no options exercised since inception. When options are exercised, the Company will issue new shares to the recipient.

As of December 31, 2007, there was $2.39 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.09 years.

Non employee stock warrants outstanding:

                                                   Weighted         Weighted
                                                    Average       Average Grant
                                       Number    Exercise Price  Date Fair Value
-----------------------------------------------  --------------  ---------------

Outstanding at December 31, 2006      7,029,147  $         2.19  $         2.30
Exercisable at December 31, 2006      7,029,147  $         2.19  $         2.30
Granted during the period                    --  $           --  $           --
Vested during the period                     --  $           --  $           --
Exercised during the period             199,320  $         0.01  $         2.24
Cancelled                                    --  $           --  $           --
Outstanding at December 31, 2007      6,829,827  $         2.26  $         2.31
Exercisable at December 31, 2007      6,829,827  $         2.26  $         2.31

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 28,337,007, consisting of employee options of 4,843,000, non employment warrants of 6,829,827, Preferred Series A of 6,010,516 and Preferred Series B of 10,653,664, were not included in the calculation of diluted earnings per share at December 31, 2007. Common stock equivalents of 25,793,629, consisting of employee options of 1,587,000, non employment warrants of 6,999,147, Preferred Series A of 5,554,278 and Preferred Series B of 11,653,204, were not included in the calculation of diluted earnings per share at December 31, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 Summary - On July 13, 2006, FASB Interpretation (FIN) No. 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The company adopted this pronouncement on January 1, 2007. As the Company provides for a 100% reserve against its deferred tax asset, it did not have a material effect on the financial statements.

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

SFAS No. 141 (Revised 2007), Business Combinations. On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007). Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; noncontrolling interests (formerly known as "minority interests" -- see Statement 160 discussion below) will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. While the Company has had no such business combinations in the past, as the Company pursues its gasification strategy, it may pursue business combinations which would be effected by SFAS No. 141R.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. On December 4, 2007, the FASB issued FASB Statement No.
160. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Because the Company has no such arrangements currently, the adoption of this principle will not have a material impact on the Company's financial statements. However, as the Company pursues its gasification strategy, it may have such arrangements in the future.

EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Issue No. 07-1 discusses how costs incurred and revenue generated on sales to third parties are reported in the income statements of the partners to a collaborative arrangement, how sharing payments made to, or received by, a partner in a collaborative arrangement are presented in the recipient's and payor's income statements, and what disclosures the partners to a collaborative arrangement should provide in the notes to their financial statements. While the Company currently has no such arrangements, as it pursues the development of its gasification strategy it may in the future.

NOTE 4.     PATENT AND LICENSE AGREEMENT

On June 21, 2002, the Company entered into a U.S. technology sub-license agreement with Bio-Products International, Inc. (BPI), an Alabama corporation with respect to certain intellectual property and patented methods and processes. This agreement was amended on June 21, 2004 and again on August 19, 2006. The technology was designed to provide for the processing and separation of material contained in Municipal Solid Waste (MSW).Through April 30, 2006, the
 University of Alabama in Huntsville ("UAH") owned the patent for this technology. On May 1, 2006, the Company acquired the patent from UAH for $100,000 and 167,000 shares of the Company's unregistered common stock valued at its fair value on the date of issuance of approximately $698,000. The patent reverts to UAH in the event of bankruptcy of the Company. This patent is licensed to BPI. The license to the patent in the United States was assigned to the Company.

For the sub-license, the Company agreed to pay a one-time fee of $350,000, payable in several installments. The Company recorded an intangible asset of $350,000 at December 31, 2003 and recorded a payable for the outstanding balance of $167,500 at December 31, 2003. The final installment of $167,500 was paid in August 2004, two years after the signing of the agreement. The license was being amortized over the remaining life of the license beginning when the Company's plant first became operational.

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

During the fourth quarter of 2007, the Company determined it would not use the technologies related to the intangible assets in its future plants. Consequently, it reclassified the unamortized intangible assets to Assets Held for Sale and accounted for at the lower of fair value less cost to sell (net fair value) or carrying value. In March of 2008, the Company entered into a definitive agreement to sell the intangible Assets, settle the lawsuit with BPI and sell a significant amount of the assets which were used in the Anaheim plant to exploit the patent for a total of approximately $1.9 million. Because the carrying value is less than the net fair value no adjustment was recorded.

NOTE 5.     TERMINATION OF SIGNIFICANT CONTRACT

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

As previously disclosed, during early 2007 the Company began using the Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. Recently the Company determined that the ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, the Company's research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on the Company's renewable energy process, the Company initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. On November 7, 2007, Taormina filed an unlawful detainer action in the Superior Court of the State of California, County of Orange (the "Action") against the Company as to the Anaheim Facility. On March 5, 2008, Taormina and the Company entered into a stipulation for entry of judgment in the Action (the "Stipulation"). The Stipulation provides for: (a) the cancellation and forfeiture of the lease; (b) the Company to make a payment of $192,217.57 (the "Payment") to Taormina; and (c) the Company to remain in possession of the Anaheim Facility until June 30, 2008. The Company has made the Payment to Taormina and is planning an orderly exit from the facility, to be completed on or before June 30, 2008.

The non-competition and right of first refusal provisions of the recycle agreement will survive termination of such agreement through July 25, 2014 (the date that the lease would have expired had it not been terminated).

NOTE 6.     INCOME TAXES

INCOME TAXES

The components of the income tax (expense) benefit for the fiscal years ended December 31, 2007, 2006 and 2005, and for the period from June 18, 2002 (Inception) to December 31, 2007, are as follows:

                                                                                                            June 18, 2002
                                                         December 31,     December 31,     December 31,      to December
                                                             2007             2006             2005           31, 2007
                                                        ---------------- ---------------- ---------------- ----------------
Federal (expense) benefit:
Current                                                               0                0                0                0
Deferred                                                      4,801,702        6,368,019        1,025,022       13,322,404
Valuation allowance                                          (4,801,702)      (6,368,019)      (1,025,022)     (13,322,404)
State (expense) benefit:
Current                                                               0                0                0                0
Deferred                                                      1,370,838        1,817,123          279,770        3,788,889
Valuation allowance                                          (1,370,838)      (1,817,123)        (279,770)      (3,788,889)
                                                        ---------------- ---------------- ---------------- ----------------
Total income tax (expense) benefit                                    0                0                0                0
                                                        ================ ================ ================ ================

The income tax (expense) benefit differs from the federal statutory rate because of the effects of the following items for the fiscal years ended December 31, 2007, 2006, and 2005, and for the period from June 18, 2002 (Inception) to December 31, 2007:

                                                                                                            June 18, 2002
                                                         December 31,     December 31,     December 31,      to December
                                                             2007             2006             2005           31, 2007
                                                        ---------------- ---------------- ---------------- ----------------
Statutory rate                                                    34.0%            34.0%            34.0%            34.0%
State income taxes, net of federal benefit                         5.9%             4.8%             5.7%             5.4%
Start-up costs                                                     0.0%             0.0%             0.0%             0.0%
Non-deductible items                                               0.0%             0.5%             1.6%             0.4%
Warrant liability adjustments                                      0.3%             1.5%             0.0%             0.7%
Financing transaction costs                                        0.0%            -8.0%             0.0%            -4.2%
Change in valuation allowance                                    -40.2%           -32.8%           -41.3%           -36.4%
                                                        ---------------- ---------------- ---------------- ----------------
Effective tax (expense) benefit rate                               0.0%             0.0%             0.0%            -0.1%
                                                        ================ ================ ================ ================

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credits.

The tax effected temporary differences and credit carryforwards comprising the Company's deferred income taxes as of December 31, 2007 and 2006 are as follows:

                                  December 31,     December 31,
                                      2007             2006
                                 ---------------- ----------------
State taxes                          (1,288,222)      (822,137)
Difference in basis of property       4,660,607      3,671,118
Mark-to-Market Adjustment                     0              0
Capitalized Start-up costs              224,872        374,787
Reserves not currently deductible        15,265         78,886
Deferred compensation                 1,596,332        894,558
Net operating losses                 11,902,439      6,741,541
Valuation Allowance                 (17,111,293)   (10,938,753)
                                    -----------    -----------
Net deferred income tax asset                 0              0
                                    ===========    ===========

The Company has recorded a valuation allowance in the amount set forth above for certain deferred tax assets where it is more likely than not the Company will not realize future tax benefits related to these items. The net changes in the valuation allowance for the fiscal years ended December 31, 2007, 2006, and 2005, and for the period from June 18, 2002 (Inception) through December 31, 2007 were $6,172,540, $8,185,142, $1,304,792 and $17,111,293, respectively.

As of December 31, 2007, the Company has federal and state net operating loss carryforwards available to offset future taxable income of approximately $27,806,518 and $27,694,833, respectively. These federal and state net operating loss carryforwards expire through 2027 and 2017, respectively.

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

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that a Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that are more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.

The adoption of FIN 48 did not have a material effect on the financial statements and therefore no portion of the Company's net deferred tax asset (before being fully reserved) has been adjusted by the application of FIN 48. The Company has historically classified interest and penalties on income tax liabilities as additional income tax expense and expects to continue to do so after the adoption of FIN 48. As of January 1, 2007, the Company's statement of financial position did not include any accrued interest or penalties.

The Company and its subsidiaries file income tax returns in the U.S. and the state of California. As of December 31, 2007, the Company was not under examination by any major tax Jurisdiction. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal       2004 through the current period
California         2003 through the current period


NOTE 7.     REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The certificate of determination governing the terms of the Series A provides for the Series A to convert into shares of common stock at a conversion rate of one-for-one. In February 2006, however, the Company contractually agreed with the holders of the Series A to provide for an increase in this conversion rate upon subsequent issuances of shares of common stock (subject to specified exceptions) at a price less than 115% of the conversion rate in effect at the time of issuance. As a result of this agreement, on May 25, 2006 (the date the Company first issued shares of its Series B Preferred, as described below), the conversion rate was adjusted to approximately 1.18 shares of common stock for each one share of Series A.

The Company was required to apply the proceeds of the sale of the Securities primarily to the construction and operation of the Company's initial plant in Anaheim, California. The holders of the Series A currently have the right to elect a majority of the members of the Company's Board of Directors. This right will terminate, however, upon the first to occur of the Operational Date (generally defined as if and when the Company generates total operating cash flow of at least $672,000 for any consecutive three month period or the date on which less than 50% of the shares of Series A remain outstanding).

Holders of Series A are entitled to receive cumulative dividends, payable quarterly in additional shares of Series A, at the rate of 8% per annum. This dividend rate was increased to 9% as of January 28, 2006 pursuant to the terms of the Series A as a result of the Company's failure to comply with certain registration rights provisions. As of December 5, 2006, the registration statement was declared effective and the dividend rate reverted to 8%.

Each share of Series A is entitled to that number of votes equal to the number of whole shares of Common Stock into which it is convertible. In addition, so long as at least 50% of the shares of Series A remain outstanding, the Company is prohibited from taking certain actions without the approval of the holders of a majority of the outstanding shares of Series A.

The holders of a majority of the shares of Series A have the option to require the Company to redeem all outstanding shares of Series A on April 28, 2010 at a redemption price equal to $2.50 per share, plus accrued and unpaid dividends to that date. Assuming no conversion of shares of Series A, this amount will be equal to approximately $15 million. In the event the holders do not exercise this redemption right, all shares of Series A will automatically convert into shares of Common Stock on such date, as described below.

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

Each holder has the right to convert its shares of Series A into shares of Common Stock at the stated conversion rate at any time (subject to certain contractual restrictions in the event such conversion would result in the holder being the beneficial holder of more than 4.99% of the Company's outstanding shares of common stock).

The Warrants are exercisable for a period of five years commencing as of their issuance date, initially at an exercise price of $4.00 per share (which exercise price was subsequently revised as described in subheading SERIES A CONSENTS). The fair value of the Warrants was $1,328,066 on the issuance date. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 5 years. The value of the Warrants was deducted from the face amount of the Series A Preferred and is being amortized as dividends. In accordance with EITF 00-19, the value of the Warrants has been recorded as a liability until such time as the Company meets the registration obligation of the underlying shares. In accordance with SFAS 133, the warrant liability is adjusted at the end of each reporting period to its fair value, and the adjustment is classified as other income (expense). The Company recognized $1,079,721 and $709,412 of other income for the years ended December 31, 2006 and 2005, respectively. The Company met the registration obligation on December 4, 2006 and the warrant liability was eliminated through additional paid in capital. The Company has determined no liability is necessary to be recognized in accordance with SFAS 5.

In accordance with EITF 98-5 and 00-27 it was determined that the Series A's effective conversion price was issued at a discount to fair value. The value of this discount, called a beneficial conversion feature, was determined to be $1,328,066. The beneficial conversion feature was deducted from the carrying value of the Series A and is being amortized over five years. The amortization amount is treated consistent with the treatment of preferred stock dividends.

In connection with the issuance of the Securities, on April 28, 2005, the Company entered into a registration rights agreement granting the holders certain demand and piggyback registration rights with respect of the common stock issuable upon conversion of the Series A and exercise of the Warrants. The Company filed a registration statement with the SEC on August 4, 2005 to register these shares for resale. This registration statement was withdrawn on December 19, 2005. In May of 2006, the Company entered into an amended and restated registration rights agreement granting the Series A holders all the same rights received by the Series B holders. A new registration statement covering the resale of these shares has been filed. The registration statement was declared effective December 4, 2006. The registration rights agreement stipulated that if the registration statement was not declared effective by November 21, 2006, the Company had to pay 1 percent per month for a maximum of 6 months or 6 percent maximum. Between November 21, 2006 and December 4, 2006, the Company became obligated to pay the Series A Preferred Shareholders $50,000 in liquidated damages in the form of additional shares of Series A Preferred Stock. In connection with this transaction, certain of the Company's officers and significant shareholders (the "Locked Up Holders"), beneficially owning approximately 13 million shares of Common Stock, agreed that, subject to certain exceptions, they would not offer, sell, contract to sell, lend, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock with respect to which the holder has beneficial ownership until the earlier of 90 days following the conversion into Common Stock of at least 50% of the shares of Series A, or 90 days following the closing of a Qualified Public Offering (as defined in the registration rights agreement).

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

The accounting for the Series A is as follows:
                                                      2007             2006
                                                  ------------     ------------
Gross proceeds                                    $ 10,189,000     $ 10,189,000
Less: beneficial conversion feature                 (1,328,066)      (1,328,066)
Less: offering costs                                (1,564,152)      (1,564,152)
Less: warrant value at issuance date                (1,328,066)      (1,328,066)
                                                  ------------     ------------
Subtotal                                             5,968,716        5,968,716

Cumulative amortization of the
  beneficial conversion feature                        614,748          442,687
Cumulative amortization of offering costs              724,030          521,380
Cumulative amortization of warrant costs               614,748          442,687
Cumulative in kind dividend                          2,583,346        1,613,841
                                                  ------------     ------------
Balance at December 31, 2007                      $ 10,505,588     $  8,989,311
                                                  ============     ============

SERIES A CONSENTS

The consent of the holders of the Series A was required in order to consummate the issuance of the Senior Secured Debt. On February 6, 2006, the holders of the Series A gave such consent pursuant to a letter agreement with the Company (the "Series A Agreement"). Pursuant to the Series A Agreement, among other things,
(i) the Company agreed to call a shareholders meeting to approve an amendment of certain provisions of the certificate of determination governing the terms of the Series A (including the change to the conversion rate described above), and
(ii) the holders of Series A agreed to waive certain of their veto rights and contractual rights, in order to facilitate the Company's next round of financing. In consideration of the foregoing, the Company agreed to deliver to the holders of Series A additional warrants ("Additional Warrants")to purchase up to a total of 407,560 shares of the Company's Common Stock at an exercise price of $0.01 per share. The Additional Warrants are exercisable for a period of five years commencing as of their issuance date. The fair value of the warrants, $1,647,250, was expensed during the quarter ended March 31, 2006 as financing expense. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of five years.

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

The holders of a majority of the shares of Series B have the option to require the Company to redeem all outstanding shares of Series B on April 28, 2010 at a redemption price equal to $100 per share, plus accrued and unpaid dividends to that date. Assuming no further shares of Series B are converted, this amount will be approximately $32 million. In the event the holders do not exercise this redemption right, all shares of Series B will automatically convert into shares of Common Stock on such date, as described below.

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

In connection with the issuance of the Series B and related warrants, the Company entered into registration rights agreements granting the holders of the Series B certain demand and piggyback registration rights with respect to the common stock issuable upon conversion of the Series B and exercise of the warrants. The Company filed a registration statement with the SEC to register these shares for resale. The registration statement was declared effective December 5, 2006. The registration rights agreement stipulated that if the registration statement was not declared effective by November 21, 2006, the Company had to pay 1 percent per month for a maximum of 6 months or 6 percent maximum. Per paragraph 16 of EITF 00-19, this was determined to be an economic settlement alternative. Therefore, the warrants have been classified as equity. Between November 21, 2006 and December 4, 2006, the Company became obligated to pay the Series B Preferred Shareholders approximately $134,000 in liquidated damages paid in the form of additional shares of Series B Preferred.

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

The accounting for the Series B is as follows:
                                                      2007              2006
                                                  ------------     ------------
Gross proceeds                                    $ 28,488,800     $ 28,488,800
Less: beneficial conversion feature                (18,207,102)     (18,207,102)
Less: offering costs                                (4,583,938)      (4,583,938)
Less: warrant value at issuance date                (5,697,760)      (5,697,760)
                                                  ------------     ------------
   Subtotal
Cumulative amortization of the
   beneficial conversion feature                     8,368,616        3,126,303
Cumulative amortization of offering costs            2,683,183          787,098
Cumulative amortization of warrant costs             3,603,493          959,927
Cumulative in kind dividend                          3,692,331        1,485,222
Converted to common stock                           (6,040,571)        (841,012)
                                                  ------------     ------------
Balance at December 31, 2007                      $ 12,307,052     $  5,517,538
                                                  ============     ============

NOTE 8.    SHAREHOLDERS' EQUITY

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

During the second and third quarters ended June 30, 2004 and September 30, 2004 respectively, the Company obtained through a private placement an additional $3,093,910 from the sale of 2,311,872 shares of common stock, net of fees paid of $273,890 (2,245,206 of these shares were issued prior to the merger with VPTI on August 24, 2004). Under a Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to prepare and file a registration statement to register the resale of such shares within ninety days of completion of the Merger, August 23, 2004, and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable. The registration statement was declared effective December 5, 2007.

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

Subsequent to the merger with VPTI, during the third and fourth quarters of the year ended December 31, 2004, in connection with a private placement of securities, the Company sold 1,192,000 units; each unit comprised of one (1) share of common stock in the Company and warrants exercisable for 0.25 shares (298,000 shares) of common stock of the Company at an exercise price of $0.01 per share for 5 years. The fair value of the warrants was $742,222. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.6%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 1 to 4 years. The consideration paid for the units was $2.50 per unit, for aggregate net proceeds to the Company of $1,879,770. As of December 31, 2004, 152,000 of these warrants had been exercised for net proceeds to the Company of $1,520. Under the Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of the shares and shares underlying the warrants. The registration statement was declared effective December 5, 2007.

During the quarter ended June 30, 2006, in connection with private placements of unregistered securities, the Company raised gross proceeds of $3,387,000 by issuing 1,354,800 units (each unit comprised of one (1) share of common stock in the Company (1,354,800 shares of common stock) and warrants exercisable for 0.25 shares (338,700 warrants)) at a purchase price of $2.50 per unit. The warrants expire five years after the date of the sale of the shares and are exercisable at $0.01 per share, subject to adjustment. All of the warrants were exercised during the quarter ended March 31, 2006. The fair value of the warrants was $843,487. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of one year. Under the Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to prepare and file a registration statement within ninety days of completion of the private placement and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable registering the resale of shares and the shares underlying the warrants. The registration statement was declared effective December 5, 2007.

NOTE 9.    CAPITAL LEASE OBLIGATION

Capital Lease obligation is comprised as follows:

                                                     December 31,   December 31,
                                                         2007           2006
                                                     -----------    -----------

Capital Lease for Front End Loader, 34 monthly
installments of $4,526, 22 payments were remaining
at December 31, 2007, interest was imputed at 8.25%  $    80,350    $  125,966

Less: Current portion                                     49,524        45,615
                                                     -----------    -----------

                                                     $    30,826    $   80,351
                                                     ===========    ===========

The capital lease was terminated in March of 2008.

NOTE 10.    COMMITMENT AND CONTINGENCIES

On October 29, the lease for the Company's Anaheim plant was terminated (see
Note 5). Consequently, the Company has not included the future rent obligations in the schedule below. In February 2008 the Company agreed to pay $192,218 related to the Anaheim plant lease termination. The Company has an operating lease obligation for its San Diego office space through September 2008 of approximately $39,088:


          Less than 1 year                       $231,306
          more than 1 less than 3                $    --
          more than 3 less than 5                $    --
          after 5 years                          $231,306

As of December 31, 2007, the Company had in place one employment agreement, pursuant to which the total annual salary was $224,000. The officer is entitled to receive 12 months salary and continuation of benefits in the event the Company terminates his agreement for other than "good cause" or the officer resigns from the Company for "good reason" (as such terms are defined in the agreements). On February 1, 2008, the officer terminated his employment for "good reason." (See Note 13.)

The Company's CEO is not under an employment contract.


NOTE 11.    RELATED PARTY TRANSACTIONS

In December 2003, the Company entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provides for CMCP to provide advisory and consulting services and for NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to the Company.

The agreement calls for, among other things, the Company to pay to CMCP a monthly advisory fee of $15,000, increased to $20,000 beginning in September 2004. The total professional fees paid to CMCP for the year ended December 31, 2004 for advisory services was $200,000. In May 2006, the agreement was amended to provide for the payment to CMCP of a monthly advisory fee of $5,000 and the Company entered into a separate agreement with John Pimentel to pay him a monthly advisory fee of $15,000. In September 2006, John Pimentel was hired to serve as the Company's Chief Executive Officer, at which time his advisory agreement was terminated. We are no longer paying CMCP an advisory fee. CMCP's total monthly advisory fees for the year ended December 31, 2006 was $120,000. Prior to May 2006, John Pimentel was paid by CMCP to provide services to the Company. Subsequent to May 2006 and prior to his hiring as CEO, Mr. Pimentel was paid $60,000 for consulting services by the Company.

During 2006, the Placement Agent acted as the placement agent for the Company in connection with the private placement of 1,354,800 shares of the Company's common stock and warrants to purchase 338,700 shares of the Company's common stock, the private placement of 4,075,600 shares of the Company's Series A Preferred Stock and warrants to purchase 407,560 shares of the Company's common stock, and $4,015,000 aggregate principal amount of the Company's senior secured promissory notes and warrants to purchase up to a total of 529,980 shares of Common Stock. In connection with those private placements, the Company paid the Placement Agent a commission of approximately $961,550. In addition, the Company paid the Placement Agent a non-accountable expense allowance of $267,740 and issued the Placement Agent, or its affiliates, warrants to purchase 548,486 of the Company's common shares, at exercise price of $2.50. The values of the warrants, $756,247, were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate 3.6% to 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 70%; and a term of 4 years.

During the quarter ended March 31, 2007, the Placement Agent acted as the placement agent for the Company in connection with the private placement of the Company's senior secured promissory notes and warrants to purchase up to a total of 297,000 shares of Common Stock. In connection with this private placement, the Company paid the Placement Agent a commission of $27,500.

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


NOTE 12.    UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                    QUARTER ENDED                           TOTAL
                           -----------------------------------------------------------    ---------
                              MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                2007          2007           2007             2007
                             ----------    ----------    ------------    -------------
                              (unaudited) (unaudited)     (unaudited)      (unaudited)
                                           (in thousands of dollars)
Revenue                              --    $       --    $         --    $          --    $      --
Gross Margin                         --    $       --    $         --    $          --    $      --
Loss from operations         $   (1,930)   $   (2,229)   $    (10,268)   $      (1,660)   $ (16,087)
Net loss                     $   (1,799)   $   (2,123)   $    (10,080)   $      (1,351)   $ (15,353)
Net loss attributable to
  common shareholders        $   (5,503)   $   (5,471)   $    (12,997)   $      (4,393)   $ (28,364)
Basic and diluted net loss
  per share attributable
  to common shareholders     $    (0.21)   $    (0.20)   $      (0.48)   $       (0.16)   $   (1.06)


                                                    QUARTER ENDED                           TOTAL
                           -----------------------------------------------------------    ---------
                              MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                2006          2006           2006            2006
                             ----------    ----------    ------------    -------------
                             (unaudited)  (unaudited)    (unaudited)      (unaudited)
Revenue                              --    $       14    $         44    $          36    $      94
Gross Margin                         --    $   (1,260)   $     (1,683)   $      (1,593)   $  (4,536)
Loss from operations         $   (1,028)   $   (2,358)   $     (2,688)   $     (12,628)   $ (18,702)
Net loss                     $   (2,780)   $   (8,579)   $     (1,638)   $     (11,960)   $ (24,957)
Net loss attributable to
  common shareholders        $   (3,321)   $  (10,086)   $     (4,869)   $     (15,319)   $ (33,595)
Basic and diluted net loss
  per share attributable
  to common shareholders     $    (0.14)   $    (0.41)   $      (0.19)   $       (0.60)   $   (1.34)


See management's discussion and analysis for explanations of signification quarterly items effecting the quarterly fluctuations.

NOTE 13. SUBSEQUENT EVENTS

On February 1, 2008, David Rane, the then-Chief Financial Officer and Secretary the Company, resigned from all positions held by him with the Company, effective as of such date. The Company and Mr. Rane entered into a Separation Agreement and General Release (the "Separation Agreement") pursuant to which the Company and Mr. Rane agreed to release each other from any and all claims. Consistent with the terms of his employment agreement, Mr. Rane will continue to serve the company in a consulting capacity through February 1, 2009, and will be paid $18,666.66 per month during the period and will be reimbursed for the cost of his medical, dental and vision insurance premiums (approximately $2,000 per month). Mr. Rane will retain the options he holds to acquire up to 750,000 shares of WWT's common stock, which options will continue to vest throughout the consulting period and thereafter remain in effect in accordance with their terms.

As previously disclosed, in June 2003 the Company entered into a multi-year recycle agreement with Taormina Industries, Inc. pursuant to which, among other things, Taormina agreed to deliver MSW to the Company for processing and the Company agreed to lease a building for the related recycling facility on Taormina's campus in Anaheim, California (the "Anaheim Facility"). The lease for the Anaheim Facility was entered into in July 2004. The recycling agreement, as amended, provided for automatic termination upon termination of the lease. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. The recycling agreement does not provide for penalties due to early termination.

On November 7, 2007, Taormina filed an unlawful detainer action in the Superior Court of the State of California, County of Orange (the "Action") against the Company as to the Anaheim Facility. On March 5, 2008, Taormina and the Company entered into a stipulation for entry of judgment in the Action (the "Stipulation"). The Stipulation provides for: (a) the cancellation and forfeiture of the lease; (b) the Company to make a payment of $192,217.57 (the "Payment") to Taormina; and (c) the Company to remain in possession of the Anaheim Facility until June 30, 2008. WWT has made the Payment to Taormina and is planning an orderly exit from the facility, to be completed on or before June 30, 2008.

The non-competition and right of first refusal provisions of the recycle agreement survive termination of such agreement through July 25, 2014 (the date that the lease would have expired had it not been terminated).

In an effort to provide certain employees and consultants with an incentive to remain committed to the Company's business while it is evaluating its strategic alternatives, on February 27, 2008, the Company's Board of Directors granted an option to acquire up to 300,000 shares of its common stock to John Pimentel, the Company's Chief Executive Officer, and an option to acquire up to 75,000 shares of its common stock to David Rane, the Company's former Chief Financial Officer (currently serving in a consulting capacity), in each case pursuant to the Company's 2007 Stock Plan. Each option has an exercise price equal to $0.155 per share (the closing price of Company's common stock on the date of grant) and vests in 12 equal monthly installments commencing as of March 27, 2008.

On February 27, 2008, the Company also announced that it has formed a Special Committee of its Board of Directors to evaluate the Company's strategic alternatives, and that the Special Committee plans to retain a financial advisor to assist in this process. These alternatives may include, but are not limited to, a sale or merger of the Company and/or a restructuring.

As compensation for serving on the Special Committee, each of the members thereof was granted an option to acquire up to 300,000 shares of common stock pursuant to the Company's 2007 Stock Plan. Each option has an exercise price equal to $0.155 per share (the closing price of WWT's common stock on the date of grant) and vests in six equal monthly installments commencing as of March 27, 2008. As additional compensation for serving on the Committee, each member is entitled to a cash fee of $5,000 per month (for up to a maximum of six months).

On March 7, 2008, the Company entered into an Asset Purchase Agreement (the "Agreement"), with Clean Earth Solutions, Inc. ("CES"), pursuant to which CES agreed to acquire specified assets of the Company and the parties agreed to settle an arbitration proceeding.

Pursuant to the Agreement, (i) the Company agreed to sell to CES specified assets relating to the "front end" process of the Company's plant located in Anaheim, California for a cash payment to the Company of $500,000 (the "First Closing"), (ii) the Company and CES agreed to settle the BPI Matter as described below) in exchange for a payment (the "Settlement Payment") to the Company of $640,000 (the "Second Closing") and (iii) the Company agreed to sell to CES all of the Company's intellectual property rights in the pressurized steam classification process (the "PSC Process") (including all of the Company's rights in the Patent Assignment Agreement between the Company and the University of Alabama-Huntsville and in the underlying patent) in exchange for a payment to the Company of $800,000 (of which $236,000 was previously paid by CES to the Company) (the "Third Closing"). The Company also agreed to terminate all of its research and development on the PSC Process or any generally similar municipal solid waste autoclaving process. The Agreement does not prohibit the Company from licensing or otherwise acquiring other technology in the future which may be similar to the PSC Process, or from engaging in any other research and development activities.

On March 7, 2008, CES paid $500,000 to the Company and the First Closing was consummated. Pursuant to the Agreement, the Second and Third Closings are to occur on such dates as are determined by CES, provided that the Second Closing occurs by May 1, 2008 and the Third Closing occurs by June 15, 2008.

As previously disclosed by the Company, during the start-up phase of the Company's initial plant in Anaheim, California, it became aware of design issues related to the steam classification vessels that it had intended to use in its operations. The steam vessels were designed and fabricated on the Company's behalf by Bio-Products International, Inc. ("BPI") pursuant to the sub-license agreement entered into between the parties. In April, 2007, the Company filed a lawsuit against BPI in the Superior Court of the State of California alleging, among other things, breach of contract and negligence with respect to the construction of the vessels. Subsequently, the court ordered that the matter be resolved by binding arbitration (the "BPI Matter"). Pursuant to the Asset Purchase Agreement, at the Second Closing, the Company, CES and its affiliates, and BPI and its affiliates, entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement"), pursuant to which all claims amongst the parties relating to the BPI matter will be released, the agreements between the Company and BPI will be terminated, and CES will make the Settlement Payment to the Company.

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

         (b) Changes in Internal Controls

There was no change in the Company's internal control over financial reporting during the quarter that ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recoded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Based on our assessment and those criteria, our management believes that World Waste Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

DIRECTORS

         The following table sets forth certain information concerning our current directors.

       NAME                 AGE                   POSITION
-----------------------   -------     ----------------------------------------

John Pimentel                42       Chairman of the Board and Chief Executive
                                        Officer

James L. Ferris, Ph.D.       64       Director, former President and former
                                        Chief Operating Officer

Ross M. Patten               63       Director

Sam Pina Cortez              44       Director

David Gutacker               54       Director

JOHN PIMENTEL has been the chief executive officer of our company since September 1, 2006, and he has served as a director of our company since February 2004. From 1993-1996, Mr. Pimentel served as Deputy Secretary for Transportation for the State of California where he oversaw a $4.5 billion budget and 28,000 employees including the Department of Transportation, the California Highway Patrol, and parts of the Department of Motor Vehicles. From 1998 to 2002, he worked with Bain & Company in the firm's Private Equity Group and the general consulting practice. Since 2003, Mr. Pimentel has worked with Cagan McAfee Capital Partners, LLC where he is responsible for business development, investment structuring and portfolio company management. Mr. Pimentel has an M.B.A. from Harvard Business School and a B.A. from University of California at Berkeley. From 2004 to 2006, Mr. Pimentel also served as a member of the board of directors of Pacific Ethanol, Inc. (PEIX), a company he co-founded.

JAMES L. FERRIS, PH.D. joined our board of directors in 2004. On November 4, 2007, Dr. Ferris was appointed to serve as our chief operating officer and President, positions that he held through July 2007. In 2007, and prior to his appointment as an officer, Dr. Ferris provided us with consulting services. Dr. Ferris served as a member of the board of directors of Albany International from 2000 - 2004. Dr. Ferris has been a trustee of the Institute of Paper Chemistry Foundation since 2003 and prior to that he was the president and chief executive officer of the Institute of Paper Science and Technology from 1996 to 2003. Prior to that, he was vice president of research for the Pulp, Paper, and Packaging Sector of Weyerhaeuser Corporation, where he was employed for 30 years in various business, manufacturing and research positions. Dr. Ferris completed the Advanced Management Program at Harvard Business School in 1992, received his Ph.D. (1972) and M.S. (1969) from the Institute of Paper Chemistry at Lawrence University, and obtained his B.S. in Chemical Engineering from the University of Washington in 1966.

ROSS M. PATTEN joined our board of directors in 2006. Mr. Patten was Chairman of the Board and a Vice President of Synagro Technologies, Inc., a residuals management company. Mr. Patten served as the Chief Executive Officer of Synagro Technologies, Inc. from February 1998 until September 2003. Prior to joining Synagro Technologies, Inc., Mr. Patten served at Browning-Ferris Industries for 17 years, where he last served as Divisional Vice President-Corporate Development. He also served as Executive Vice President for Development of Wheelabrator Technologies, a Waste Management, Inc. subsidiary, and director and Vice President-Business Development at Resource NE, Inc. prior to its acquisition by Waste Management, Inc. Mr. Patten was a founder, principal and Managing Director of Bedford Capital, an investment firm specializing in environmental companies, and of Bedford Management, which provides consulting services to publicly held waste management and environment-related companies in the areas of growth and acquisition strategy, formation and implementation. Pursuant to a contractual right granted to the holders of our Series A preferred stock, Mr. Patten was initially designated by the holders of our Series A preferred stock to fill a board vacancy.

SAM PINA CORTEZ joined our board of directors in 2006. Mr. Cortez has been a principal at KCL Development, LLC since 2003, where he provides business consulting and financial advisory services, primarily to growth companies and new business ventures. Prior to KCL Development, Mr. Cortez spent over 12 years in investment banking, focused primarily in the environmental industry. From 2000 to 2003, Mr. Cortez was a Senior Vice President of Investment Banking at Lehman Brothers, and prior to that he worked as an investment banker at Donaldson, Lufkin & Jenrette, Alex. Brown & Sons Incorporated and Morgan Stanley International. Mr. Cortez received an M.B.A. from the Harvard Graduate School of Business Administration and a B.S. in Chemical Engineering from the University of California, Berkeley. Pursuant to a contractual right granted to the holders of our Series A preferred stock, Mr. Cortez was initially designated by the holders of our Series A preferred stock to fill a board vacancy.

MR. GUTACKER joined our board of directors in December 2007. Mr. Gutacker provided consulting services to our company in 2007, prior to his appointment as a director. Mr. Gutacker has served as the chief executive officer of the Gutacker Group, a consulting firm specializing in evaluating and improving energy, waste-to-energy and other industrial projects, since 2004. From 2006 to 2007 he served as president and chief executive officer of Agrifos Fertilizer, a phosphate fertilizer company, and from 1987 to 2001 worked for American Re-fuel, a waste-to-energy company, his most recent position being president and chief operating officer. Mr. Gutacker obtained his B.S. in Industrial Technology from the University of New York at Buffalo and his MBA from Canisius College.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our current executive officers.

         NAME                      AGE    POSITION
         -----------------------  ------  ------------------------------------

         John Pimentel              42    Chairman of the Board and Chief
                                            Executive Officer
         David Rane                 53    Former Chief Financial Officer

         Matthew Lieb               38    Chief Operating Officer


Information for Mr. Pimentel is set forth above under "Directors."

DAVID A. RANE joined our company in November 2004 as a senior vice president and chief financial officer. He resigned as an officer and employee effective February 1, 2008 but has agreed to continue to serve us in a consulting capacity through February 1, 2009. Mr. Rane provided consulting services to our company from April 2004 to November 2004. Mr. Rane served as Executive Vice President and Chief Financial Officer for Callaway Golf Company from 1994 to 2000. Prior to that, Mr. Rane worked at PricewaterhouseCoopers for 14 years in their San Diego, Brussels and National Offices. Since leaving Callaway Golf, Mr. Rane has served as Executive Vice President of two development stage companies, StoreRunner Network Inc. (from 2000 to 2001) and SureBeam Corporation (from 2001 to 2004), and most recently served as Vice Chancellor for Financial Management for The National University System (from May 2004 to November 2004). SureBeam Corporation filed for protection under Chapter 7 of the United States Bankruptcy Code in January 2004. Mr. Rane is a certified public accountant and has a B.A. in Accounting from Brigham Young University.

MATTHEW LIEB was appointed to serve as our Chief Operating Officer in May 2007. Since 1999, Mr. Lieb has served as Chairman of the Board and Chief Executive Officer of Kingsley Management LLC, a company he founded that acquires and operates car wash facilities. From January 2007 to May 15, 2007, Mr. Lieb provided us with consulting services at a fee of $3,500 per month plus an expense reimbursement. Mr. Lieb holds a BS in Finance from Georgetown University and an MBA from Harvard Business School.

AUDIT COMMITTEE

In August 2004, our board of directors established an audit committee. Our board of directors has instructed the audit committee to meet periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select the independent accountants to be retained, and receive and consider the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The audit committee is also authorized to review related party transactions for potential conflicts of interest. Messrs. Patten and Cortez (chairman) served as members of the audit committee in 2007 (with Mr. Gutacker replacing Dr. Ferris as a member in December 2007).

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of the outstanding shares of our common stock to file reports of common stock ownership and changes in ownership with the SEC. Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms received or written representations from the reporting persons, we believe that, with respect to the fiscal year ended December 31, 2007, all of the reporting persons complied with all applicable Section 16 filing requirements on a timely basis.

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

COMPENSATION POLICIES

EMPLOYMENT AGREEMENTS: We do not have an employment agreement with our chief executive officer. We entered into an employment agreement with our former chief financial officer and our former executive vice president. These agreements are summarized elsewhere in this report. We are not parties to employment agreements with any other employees.

CHANGE-IN-CONTROL AGREEMENTS: Some of the awards issued under our 2004 Stock Option Plan provide that such awards will fully vest in the event of a change in control, as defined in such plan. We do not maintain any other change-in-control policies or plans.

SEVERANCE POLICY: The above-referenced employment agreements contain provisions related to severance payments upon termination of employment. We do not maintain any other severance policies or plans.

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

STOCK OPTION AWARDS: The committee grants stock options to provide additional incentives to maximize our company's share value, and to make equity ownership an important component of executive compensation. Stock option award levels are determined based on market data, and vary based on an individual's position within our company, time at our company, and contributions to our company's performance. Stock options are granted with a strike price equal to the closing market price of our common stock on the date of grant. Stock options vest over time and are linked to the goals of our company and the performance of the executive officers. In 2007, we granted our executive officers and Board members options to acquire up to 2,700,000 shares of common stock.

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

THE COMPENSATION COMMITTEE:

              Ross Patten, Chairman     Sam Pina Cortez     David Gutacker

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of our chief executive officer, former chief financial officer and the next most highly compensated executive officers whose total compensation in 2007 was in excess of $100,000.

Name and Principal Position       Year      Salary ($)        Option Awards ($)      Total ($)
---------------------------       ----      ----------        -----------------      ---------

John Pimentel                     2007       180,000              936,430(1)        1,116,430
Chief Executive Officer                                            15,930(2)
                                  2006       176,539(3)                --             176,539

James Ferris                      2007       150,508(4)           239,500(1)          350,463
Former President and                                                7,330(2)
  Chief Operating Officer         2006        51,916(4)                --              51,916

David Rane                        2007       224,000              247,500(1)          484,080
Former Chief Financial                                                                 12,580(2)
  Officer (5)                     2006       224,000(6)                --             224,000

Matthew Lieb                      2007       124,941(7)           396,100(1)          527,591
Chief Operating Officer                                             6,700(2)
                                  2006            --                   --                  --

(1) Represents the total grant date fair value during 2007 for options granted in 2004, 2005, and/or 2007 under our stock option plans, in each case in accordance with SFAS No. 123R. The assumptions made in the valuation of the options are described in note 3 of the notes to our consolidated financial statements.

(2) Represents the incremental expense resulting from an extension of the period of time in which vested options may be exercised following termination of employment, from one to three years.

(3) Does not include $30,115 paid in 2006 representing salary earned and deferred in 2005.

(4) Represents $103,633 and $21,232 as compensation for services as our president and chief operating officer, $27,500 and $29,434 paid as consulting fees, and $19,375 and $1,250 for services rendered as a director, in 2007 and 2006, respectively. Mr. Ferris no longer serves as an officer of our company, but continues to serve as a member of our board of directors.

(5) Mr. Rane resigned as an officer and employee of our company effective February 1, 2008. He continues to serve us in a consulting capacity.

(6) Does not include $6,461 paid in 2006 representing salary earned and deferred in 2005.

(7)  Includes $23,833 paid to Mr. Lieb as consulting fees.

                          GRANTS OF PLAN-BASED AWARDS
                          ---------------------------

                                      All other Option Awards:      Exercise or Base
                                        Number of Securities        Price of Option
Name                Grant Date         Underlying Options (#)        Awards ($/Sh)
----                ----------         ----------------------        -------------

John Pimentel       May 21, 2007             450,000(1)                  $1.42
                    May 21, 2007             250,000(2)                  $1.42
                    May 21, 2002             250,000(3)                  $1.42

James Ferris        May 21, 2007              50,000(1)                  $1.42
                    May 21, 2007             200,000(2)                  $1.42

David Rane          May 21, 2007             250,000(1)                  $1.42

Matthew Lieb        May 21, 2007             400,000(4)                  $1.42
______________

(1) Options vest 25% on January 1, 2008 and the balance in 36 equal monthly installments on the first day of each month, commencing January 1, 2008.

(2) Options vest in 24 equal installments on the first day of each month, commencing as of January 1, 2007.

(3) 104,167 vested upon grant; balance vest in 28 equal monthly installments on the first day of each month commencing June 1, 2007.

(4) 40,000 vested on the date of grant; 90,000 vested on January 1, 2008; balance vest in 36 equal monthly installments on the first day of each month commencing January 1, 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

The following table provides information on the current holdings of stock option awards by our named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer. A portion of the options were granted in 2007 and are therefore also included in the Summary Compensation Table. No named executive officer exercised any awards in 2007.

                                                                  OPTION AWARDS
---------------------------------------------------------------------------------------------------------------------
                           NUMBER OF SECURITIES      NUMBER OF SECURITIES
                                UNDERLYING                UNDERLYING              OPTION
                            UNEXERCISED OPTIONS       UNEXERCISED OPTIONS        EXERCISE
                                    (#)                       (#)                 PRICE
NAME                            EXERCISABLE              UNEXERCISABLE             ($)          OPTION EXPIRATION DATE
-----------------------    ----------------------    ----------------------    ------------- ------------------------
John Pimentel                       362,500                  587,500               1.42           May 21, 2017
David Rane(1)                       112,500                   37,500               2.70           December 23, 2015
David Rane                                                   250,000               1.42           May 21, 2017
David Rane (1)                      175,000                  175,000               2.70           December 23, 2015
Matthew Lieb                         40,000                  360,000               1.42           May 21, 2017
Dr. James Ferris                      7,000                                        3.70           December 23, 2014
Dr. James Ferris                     90,000                                        2.25           November 1, 2015
Dr. James Ferris                     90,000                                        2.70           December 17, 2017
Dr. James Ferris                                              50,000               1.42           January 17, 2017
Dr. James Ferris                    100,000                  100,000               1.42           January 17, 2017

(1) On April 18, 2006, Mr. Rane was granted an option to purchase up to 350,000 shares of our common stock that would have become exercisable as to 12/48ths on April 18, 2007 and 1/48th per month thereafter. This option was cancelled on December 23, 2006 in conjunction with the issuance of another option resulting in what was effectively a repricing. Our compensation committee determined to grant Mr. Rane a stock option with an exercise price of $2.70 per share in substitution for his previously granted stock option with an exercise price of $4.45 per share based upon its determination that the exercise price of $4.45 per share was substantially in excess of the fair market value of our common stock on the grant date, after taking into account the limited trading market for our common stock. Our compensation committee determined that an option with an exercise price of $2.70 per share bore a closer relationship to the fair market value of our common stock and would provide a more realistic incentive to Mr. Rane to maximize shareholder value. All of the foregoing options were issued under our 2004 option plan.

COMPENSATION OF DIRECTORS

The following table summarizes the compensation that we paid to our non-employee directors for the year ended December 31, 2007. (The compensation for James Ferris is included in the Summary Compensation Table):

                                 FEES EARNED OR                TOTAL
NAME                            PAID IN CASH ($)                ($)
---------------------------    --------------------       -------------
Sam Pina Cortez                      38,500                    38,500
Ross M. Patten                       36,500                    36,000
David Gutacker                       57,500                    57,500

Our non-employee directors (other than Dr. Ferris) held the following options as of December 31, 2007:

                                                                  OPTION AWARDS
---------------------------------------------------------------------------------------------
                           NUMBER OF SECURITIES      NUMBER OF SECURITIES
                                UNDERLYING                UNDERLYING              OPTION
                            UNEXERCISED OPTIONS       UNEXERCISED OPTIONS        EXERCISE
                                    (#)                       (#)                 PRICE
NAME                            EXERCISABLE              UNEXERCISABLE             ($)          OPTION EXPIRATION DATE
-----------------------    ----------------------    ----------------------    ------------- ------------------------
Sam Pina Cortez                   110,000                                           2.25        November 1, 2015
Sam Pina Cortez                   110,000                                           2.70        December 23, 2015
Sam Pina Cortez                   100,000                   100,000                 1.42        May 21, 2017
Ross M. Patten                    100,000                                           2.25        November 1, 2015
Ross M. Patten                     20,000                                           2.70        December 23, 2015
Ross M. Patten                    120,000                                           2.70        December 23, 2015
Ross M. Patten                    125,000                   125,000                 1.42        May 21, 2017
Ross M. Patten                    100,000                   100,000                 1.42        May 21, 2017
David Gutacker                    100,000                   100,000                 1.55        January 17, 2017

In 2007, each non-employee member of our board of directors (as well as Dr. Ferris) was compensated at the rate of $500 per day for attending board or committee meetings or otherwise working on company business. Non-employee directors were also eligible to receive grants of options in the discretion of the compensation committee. Except with respect to Dr. Ferris, directors who are also our employees receive no additional compensation for serving on our board. In 2007, based upon the recommendation of our compensation committee, our board of directors adopted a new compensation plan for our non-employee directors pursuant to which such directors will receive an annual retainer of $24,000 per year, $1,000 per day for attending board meetings ($500 for attending telephonically), $2,000 per year for each committee on which the director serves ($4,000 for service on the audit committee), an additional $2,000 per year for serving as the chairman of a committee and $1,000 per day for attending other meetings at the request of the chairman of our board. Directors are also entitled to reimbursement for reasonable expenses incurred on behalf of our company.

2007 STOCK OPTION PLAN

On May 21, 2007, our Board of Directors adopted the 2007 Stock Plan (the "2007 Plan"), pursuant to which we are authorized to grant incentive awards for up to 6,000,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. Adoption of the 2007 Plan was not subject to shareholder approval. Our Board of Directors approved the 2007 Plan because it believes that additional shares of common stock must be made available to attract, retain and motivate key officers, employees and directors.

PURPOSE. The purpose of the 2007 Plan is to encourage selected employees, directors, consultants and advisors to accept and continue employment with our company and its affiliates and to increase their interest in our welfare with the ability to participate in the growth of the value of our common stock.

ADMINISTRATION. The 2007 Plan may be administered by either our Board of Directors or, at the discretion of the Board, a committee of the Board (the "Administrator"). The Administrator has broad discretion and authority in administering the 2007 Plan, including the right to reduce the exercise price of any option, or to accelerate vesting.

TYPES OF AWARDS. Because the 2007 Plan is not subject to shareholder approval, no options granted thereunder will be "incentive" stock options that satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Instead, all options issued thereunder will be non-qualified options.

ELIGIBLE PARTICIPANTS. All directors, employees, consultants and advisors are eligible to receive awards under the 2007 Plan.

SHARES SUBJECT TO THE PLAN. The Company may issue up to 6,000,000 shares of its common stock pursuant to the 2007 Plan. Any shares subject to an option that terminates or expires without being exercised become available for future awards under the 2007 Plan.

TERMS AND CONDITIONS OF OPTIONS. The exercise price of any option may not be less than the fair market value of our common stock on the date of grant. No option may be exercised more than 10 years after the date of grant. No option may be transferred or assigned without the consent of the Administrator except by will or the laws of descent and distribution. The exercise price of options may be paid in cash or, with the consent of the Administrator, by a full recourse promissory note, delivery of other shares of our common stock (including shares acquired upon exercise of the related options), or by cashless exercise, to the extent and subject to applicable regulations.

AMENDMENTS TO THE 2007 PLAN. Our Board may amend, alter, suspend or discontinue the 2007 Plan at any time. No amendment, alteration, suspension or discontinuance requires shareholder approval unless our Board concludes that shareholder approval is advisable or required by law.

TERMINATION OF THE 2007 PLAN. The 2007 Plan will terminate on May 21, 2017. The termination of the 2007 Plan will not affect any outstanding option.

GRANTS UNDER THE 2007 PLAN. On May 21, 2007, our Board granted options covering a total of 2,856,000 shares under the 2007 Plan. All of the options have a per share exercise price equal to the closing price of the Company's common stock on the date of grant ($1.42) and expire in ten years. The grants included the following awards made to our executive officers and directors:

On May 21, 2007, John Pimentel, our Chairman of the Board and Chief Executive Officer, was granted three separate option awards. The first award, for Mr. Pimentel's continuing service as Chief Executive Officer, was an option to acquire up to 450,000 shares of common stock vesting 25% on January 1, 2008 and the balance in 36 equal monthly installments on the first day of each month, commencing January 1, 2008. The second award, for Mr. Pimentel's service as Chairman of the Board was an option to acquire up to 250,000 shares of common stock vesting in 24 equal installments on the first day of each month, commencing as of January 1, 2007. The third award, in recognition of Mr. Pimentel's contribution as Chief Executive Officer, was an option to acquire up to 250,000 shares of common stock, with 104,167 shares vested upon grant and the balance vesting in 28 equal monthly installments on the first day of each month commencing June 1, 2007.

On May 21, 2007, each of our other directors, Ross Patten, Dr. James Ferris and Sam Cortez, was granted an option to acquire up to 200,000 shares of common stock vesting in 24 equal installments on the first day of each month, commencing as of January 1, 2007. Dr. Ferris, who also served as President at the time of grant, was also granted an option to acquire up to 50,000 shares of common stock vesting 25% on January 1, 2008 and the balance in 36 equal monthly installments on the first day of each month, commencing January 1, 2008. In consideration for his efforts in helping build our new management team, Mr. Patten was also issued an option to acquire up to an additional 250,000 shares of common stock, vesting in 24 equal installments on the first day of each month, commencing as of January 1, 2007.

David Rane, our than Chief Financial Officer, was awarded an option to acquire up to 250,000 shares of common stock vesting 25% on January 1, 2008 and the balance in 36 equal monthly installments on the first day of each month, commencing January 1, 2008.

Pursuant to his at-will employment agreement, Matthew Lieb, our Chief Operating Officer, was granted options to acquire up to 400,000 Shares of common stock vesting as follows: 40,000 on the date of grant, 90,000 on January 1, 2008 and the balance in 36 equal installments on the first day of each month commencing January 1,2008.

All of the foregoing option awards provide that if the recipient is terminated for any reason other than for cause, the succeeding 12 months of vesting automatically accelerate. The options also provide for full acceleration of vesting upon a change of control.

EMPLOYMENT AND CONSULTING AGREEMENTS

John Pimentel is employed as our chief executive officer on an at-will employment basis. He currently receives a monthly salary of $15,000.

On October 1, 2007, we entered into a three-month consulting agreement with Dr. James L. Ferris, a member of our board of directors. The agreement required Dr. Ferris to provide us with management consulting services and to assist with certain management initiatives designed to achieve full operation of our plant in Anaheim, California. The agreement provided for the payment to Dr. Ferris of a monthly fee of $12,633, plus an expense reimbursement of $150 per day. On November 4, 2007, Dr. Ferris terminated his consulting agreement with us and entered into an at-will employment agreement with us, effective as of November 1, 2007, pursuant to which he was appointed to serve as our chief operating officer and president for a salary of $14,000 per month plus paid vacation, health benefits and other employee benefits in accordance with our employee practices (which currently include dental and vision insurance). This agreement was terminated in 2007. Mr. Ferris continues to serve as a member of our board of directors.

David A. Rane was employed by us under an employment agreement that provided a base annual salary of $224,000 plus benefits (which at December 31, 2007 included health, dental and vision insurance). Mr. Rane's employment was at-will. This agreement was entered into with Mr. Rane on April 28, 2006 and superseded Mr. Rane's prior agreement with us. The agreement provided discretion for our board of directors to increase the annual salary based upon Mr. Rane's performance and to provide bonuses as it deemed appropriate. The agreement also provided for salary and a continuance of benefits for one year after death or permanent disability and severance equal to one year of salary ($224,000 as of December 31, 2007), plus a continuation of benefits in the event that Mr. Rane was terminated without cause or resigns for good reason (as such terms are defined in the agreement) (in each case, with payments being made over a one-year period). As consideration for receiving the foregoing payments, Mr. Rane would need to be available to provide us with consulting services on projects identified by our board, and enter into a severance agreement and general release with our company. While any such payments are being made Mr. Rane would be prohibited from engaging in any activities that would compete with our business or from interfering or disrupting any of our business relationships with any of our customers or suppliers or soliciting any of our employees to leave employment with our company. Any of these requirements were subject to waiver by our company. The agreement provided for indemnification of Mr. Rane for decisions made in good faith while performing services for us. Mr. Rane also entered into our standard indemnification agreement for officers of our company, which provides, among other things, that we will indemnify Mr. Rane, under the circumstances set forth therein, for defense expenses, damages, judgments, fines and settlements incurred by him in connection with actions or proceedings to which he may be a party as a result of his position as an officer, employee, agent or fiduciary of our company, and otherwise to the full extent permitted under our bylaws and California law.

On February 1, 2008, Mr. Rane resigned from all positions held by him with us, effective as of such date. Mr.Rane informed us that he was resigning as a result of the pending relocation of our San Diego, California offices to Cupertino, California, and not as a result of any disagreement with us. Accordingly, Mr. Rane's resignation was deemed to be for "good cause" under the terms of his exiting employment agreement. On the same date, we entered into a Separation Agreement and General Release with Mr. Rane (the "Separation Agreement") pursuant to which we released each other from any and all claims.

The Separation Agreement also provides that Mr. Rane will be retained as a consultant for the twelve-month period ending February 1, 2009. During this consultancy period, Mr. Rane will be responsible for (i) preparation and filing with the SEC, on our behalf of this Annual Report on Form 10-K ; and (ii) preparation and filing with the SEC of our Quarterly Reports on Form 10-Q for the three- and six- months ended March 31, 2008 and June 30, 2008, respectively (or, in the event that at any point during the preparation of either Report, his successor is in place, then to be actively available, in person and/or by telephone, to consult with his successor regarding the full preparation and filing of any such Report). Mr. Rane also agreed to be available to us on a periodic basis with respect to transition activities assigned to him by our Chief Executive Officer, including assisting Mr. Rane's successor with the full preparation and filing of Reports with the SEC. Although not required to account for his time during the consultancy period, Mr. Rane has agreed to be available on a timely basis to fulfill his enumerated duties.

Consistent with the terms of his employment agreement, Mr. Rane is being paid $18,666.66 per month during the consultancy period and is being reimbursed for the cost of his medical, dental and vision insurance premiums (approximately $2,000 per month). Mr. Rane will retain the options he holds to acquire up to 750,000 shares of our common stock, which options will continue to vest throughout the consulting period and thereafter remain in effect in accordance with their terms.

Effective May 15, 2007, our company and Matthew Lieb entered into an at-will employment agreement pursuant to which Mr. Lieb agreed to serve as our Chief Operating Officer for a salary of $13,500 per month. We agreed to grant Mr. Lieb options to acquire up to 400,000 shares of our common stock. The agreement can be terminated by either party at any time without notice.

In October 2007, we entered into a consulting agreement with the Gutacker Group Inc., a consulting firm owned by David Gutacker. Pursuant to the agreement, we agreed to pay the Gutacker Group a fixed daily rate (ranging from $800 to $1,800/day) for making its personnel (including Mr. Gutacker) available to us to assist us in executing our business plan and defining our business model. We also agreed to reimburse the Gutacker Group for air travel and other expenses it incurs in providing us services. We paid the Gutacker Group total consulting fees of $30,500 in 2007. This agreement was terminated when Mr. Gutacker joined our board of directors in December 2007.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under our equity compensation plans, which include individual compensation arrangements.

                                                                                           NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE
                                                                                            FOR FUTURE ISSUANCE
                                            NUMBER OF SECURITIES                                UNDER EQUITY
                                             TO BE ISSUED UPON     WEIGHTED-AVERAGE        COMPENSATION PLANS
                                                EXERCISE OF        EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                            OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,      REFLECTED IN COLUMN
              PLAN CATEGORY                 WARRANTS AND RIGHTS   WARRANTS AND RIGHTS               (a))
------------------------------------------ ---------------------------------------------- ------------------------
                                                    (a)                 (b)                         (c)

 Equity compensation plans approved by            1,812,000               $ 2.19                     188,000
     security holders
 Equity compensation plans not approved           3,031,000               $ 1.42                   3,144,000
     by security holders
 Total                                            4,843,000               $ 1.71                   3,332,000

The only equity compensation plan approved by our shareholders is our 2004 Stock Option Plan. Except for the 2007 Stock Plan and as described below with respect to the issuance of certain warrants, we have not adopted without the approval of our shareholders any equity compensation plans under which our securities are authorized for issuance.

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

INDEMNIFICATION

Our articles of incorporation provide that no officer or director shall be personally liable to our company or our stockholders for monetary damages except as provided pursuant to California law. Our bylaws and articles of incorporation also provide that we are required to indemnify and hold harmless each person who serves at any time as a director, officer, employee or agent of our company from and against any and all claims, judgments and liabilities to which such person shall become subject by reason of the fact that he is or was a director, officer, employee or agent of our company, and shall reimburse such person for all legal and other expenses reasonably incurred by him or her in connection with any such claim or liability. We also have the power to defend such person from all suits or claims in accord with California law. The rights accruing to any person under our bylaws and articles of incorporation do not exclude any other right to which any such person may lawfully be entitled, and we may indemnify or reimburse such person in any proper case, even though not specifically provided for by our bylaws or articles of incorporation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008 by (i) each person who is known by us to own beneficially more than five percent of our outstanding common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all current executive officers and directors as a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group has the right to acquire on or within 60 days after March 31, 2008 pursuant to the exercise of options or warrants. As of March 19, 2008, 27,542,170 shares of our common stock were issued and outstanding.

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

                                                                        Number of Shares          Percent of
Name and Address of Beneficial Owner (1)                              Beneficially Owed (1)       Class (1)
------------------------------------------------------------------- ---------------------------------------------
John Pimentel(2)                                                              1,915,610               6.85%
David A. Rane (3)                                                               751,042               2.14%
Matthew Lieb (4)                                                                167,500               *
James L. Ferris (5)                                                             457,667               1.63%
Ross M. Patten (6)                                                              558,744               1.99%
Sam Pina Cortez (7)                                                             474,161               1.69%
David Gutacker (8)                                                              300,000               1.08%
Steven Racoosin (9)                                                           2,361,910               8.58%
One World Zero Waste, LLC (9)                                                 2,361,910               8.58%
Laird Q. Cagan (10)                                                           2,446,275               8.88%
All directors and executive officers as a group (6 persons)                   3,873,682              12.76%
-----------------

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1) Shares of common stock subject to options, warrants or other convertible securities (including approximately 17 million shares of common stock issuable upon conversion of our preferred stock) that are currently exercisable or convertible or exercisable or convertible within 60 days of March 31, 2008 are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of World Waste Technologies, Inc., 13500 Evening Creek Drive, Suite 440, San Diego, California, 92128.

(2) Includes (i) 350,000 shares owned by Mr. Pimentel's spouse, (ii) 12,500 shares issuable upon conversion of preferred stock and upon exercise of warrants and (iii)503,110 shares issuable upon exercise of options currently exercisable or exercisable by May 1, 2008. Does not include options to acquire 696,870 shares of common stock not exercisable by May 1, 2008.

(3) Includes 588,542 shares issuable upon exercise of stock options currently exercisable or exercisable by May 1, 2008. Does not include options to acquire 223,958 common stock not exercisable by May 1, 2008.

(4) Represents shares of common stock issuable upon exercise of options currently exercisable or exercisable by May 1, 2008. Does not include options to acquire 232,500 shares of common stock not exercisable by May 1, 2008.

(5) Includes 187,000 shares issuable upon exercise of a stock option which is immediately exercisable but subject to repurchase by us in the event that optionee's service to our company terminates. Our repurchase right lapses as follows: with respect to the option to purchase (i) 7,000 shares granted on December 21, 2004, our repurchase right has fully lapsed; (ii) 90,000 shares granted on November 1, 2006, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after July 1, 2006; and (iii) 90,000 shares granted on December 23, 2006, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after January 1, 2007. Our repurchase right also fully lapses in the event that we are subject to a change in control. Also includes (i) 10,800 shares of common stock issuable upon the conversion of preferred stock and the exercise of warrants and (ii) 159,369 shares of issuable upon exercise of options currently exercisable or exercisable by May 1, 2008. Does not include options to acquire 290,631 shares of common stock not exercisable by May 1, 2008.

(6) Includes 240,000 shares issuable upon exercise of a stock option which is immediately exercisable but subject to repurchase by us in the event that optionee's service to our company terminates. Our repurchase right lapses as follows: with respect to the option to purchase (i) 100,000 shares granted on November 1, 2006, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after July 1, 2006; (ii) 120,000 shares granted on December 23, 2006, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after January 1, 2007; and (ii) 20,000 shares granted on December 23, 2006, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after July 1, 2006. Our repurchase right also fully lapses in the event that we are subject to a change in control. Includes 318,744 shares issuable upon exercise of options currently exercisable or exercisable by May 1, 2008. Does not include options to acquire 231,256 shares of common stock not exercisable by May 1, 2008.

(7) Includes 220,000 shares issuable upon exercise of stock options which are immediately exercisable but subject to repurchase by us in the event that optionee's service to our company terminates. Our repurchase right lapses as follows: with respect to the option to purchase (i) 110,000 shares granted on November 1, 2006, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after July 1, 2006; and (ii) 110,000 shares granted on December 23, 2006, our repurchase right lapses with respect to 1/24ths of the shares upon the passing of each month of continuance service to us after January 1, 2007. Our repurchase right also fully lapses in the event that we are subject to a change in control. Also includes (i) 12,500 shares of common stock issuable upon conversion of preferred stock and exercise of warrants and (ii) 141,661 shares issuable upon exercise of options currently exercisable or exercisable by May 1, 2008. Does not include options to acquire 258,339 shares of common stock not exercisable by May 1, 2008.

(8) Includes 200,000 shares issuable upon exercise of a stock option which is immediately exercisable but subject to repurchase by us in the event that optionee's service to our company terminate. Our repurchase right lapses with respect to 1/24th of the shares upon the passing of each month of continuing service to us after December 31, 2007. Our repurchase right also fully lapses in the event that we are subject to a change in control. Does not include options to acquire 200,000 shares of common stock not exercisable by May 1, 2008.

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

(10) Includes (i) 1,585,000 shares owned of record by Laird Q. Cagan, (ii) 200,000 shares owned of record by the KQC Trust, of which Mr. Cagan is the sole trustee, (iii) 426,122 shares that Mr. Cagan currently has the right to acquire pursuant to warrants, (iv) 95,000 shares out of a total of 190,000 shares that Cagan McAfee Capital Partners, LLC, an entity in which Mr. Cagan holds a 50% interest and shares voting and dispositive power, currently has the right to acquire pursuant to warrants, and (v) 126,400 shares of common stock issuable upon the conversion of preferred stock and the exercise of warrants held by Cagan Capital Private Equity Fund II, LLC, an entity that Mr. Cagan controls. Excludes the remaining 95,000 shares that Cagan McAfee Capital Partners, LLC has the right to acquire pursuant to warrants and as to which Mr. Cagan disclaims beneficial ownership. Mr. Cagan also disclaims beneficial ownership over the shares held by Cagan Capital Private Equity Fund. Address is c/o Cagan McAfee Capital Partners, LLC, 10600 N. De Anza Blvd., Suite 250, Cupertino, CA 95014.

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

In December 2003, we entered into an agreement, amended in March 2004, with Cagan McAfee Capital Partners, LLC ("CMCP"). The agreement provided for CMCP to provide us with advisory and consulting services and for an NASD broker dealer, Chadbourn Securities Inc. ("Chadbourn"), to provide investment banking services to us. We paid CMCP fees totally $60,000 in 2007. John Pimentel, our chief executive officer and chairman of our board of directors, is employed by CMCP. The agreement with CMCP was terminated effective December 31, 2007.

In 2007, Chadbourn and Laird Q. Cagan (a significant shareholder of our company and a director of CMCP), a registered representative of Chadbourn, acted as the placement agents for us in connection with the private placement of our senior secured promissory notes and warrants to purchase up to a total of 297,000 shares of our common stock and one of three placement agents for a private placement of 250,000 shares of our Series B preferred stock and warrants to purchase up to 2,500,000 shares of our common stock. In connection with these private placements, we paid Chadbourn's total cash fees of $73,550 and we issued them warrants to acquire up to a total of 210,980 shares of our common stock at an exercise price of $2.75 per share and otherwise on the same terms as the warrants sold to the investors in the offering.

DIRECTOR INDEPENDENCE

Our board is comprised of a majority of "independent" directors as defined in Rule 4200(a)(15) of the Market place Rules of the NASDAQ Stock Market. Our independent directors are Sam Pina Cortez, David Gutacker and Ross M. Patten. Our board determined that the consulting fee we paid to Mr. Gutacker during 2007 did not prevent it from reaching a determination that Mr. Gutacker is independent. John Pimentel, our chief executive officer, and Dr. James Ferris, our former president and chief operating officer, are not independent directors.

Our board of directors has an audit committee, compensation committee and finance committee. The audit and compensation committees consist solely of members who are independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit and compensation committees is independent as defined in Exchange Act Rule 10a-3.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us by Stonefield Josephson, Inc. and Levitz, Zacks & Ciceric, our principal accountants, for professional services rendered with respect to our 2006 and 2007 fiscal years were as follows:

                                                   2007          2006
                                               ------------  ------------
Audit Fees                                       $200,709      $ 222,911
Audit-Related Fees                                     --             --
Tax Fees                                               --             --
All Other Fees                                         --             --
Total                                            $200,709      $ 222,911

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

(c) Tax Fees -- There were no tax compliance services rendered by our independent accounting firms during the years ended December 31, 2007 or December 31, 2006.

(d) All Other Fees -- There were no other professional services rendered by our independent accounting firms during the years ended December 31, 2007 or December 31, 2006.

PRE-APPROVAL POLICIES AND PROCEDURES

All services provided by our independent registered public accounting firm, Stonefield Josephson, Inc., are subject to pre-approval by our audit committee. Before granting any approval, the audit committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm. The audit committee pre-approved all services provided by Stonefield Josephson, Inc. during the fiscal year ended December 31, 2007.


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

     (b) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

2.1 Agreement and Plan of Reorganization between Voice Powered Technology International, Inc., V-Co Acquisition, Inc. and World Waste Technologies, Inc., dated as of March 25, 2004. (1)
2.2 Amendment No. 1 dated August 24, 2004 to Agreement and Plan of Reorganization dated as of March 25, 2004 among Voice Powered Technology International, Inc., V-CO Acquisition, Inc. and World Waste Technologies, Inc. (2)
3.1      Amended and Restated Articles of Incorporation of the Registrant. (3)
3.2      Bylaws of the Registrant, as amended. (4)
3.3 Certificate of Determination of Rights, Preferences and Privileges of the Registrant's 8% Series A Cumulative Redeemable Convertible Participating Preferred Stock. (5)
3.4 Certificate of Determination of Rights, Preferences and Privileges of the Registrant's 8% Series B Cumulative Redeemable Convertible Participating Preferred Stock. (6)
4.1      Specimen Stock Certificate. (3)
4.2      Form of the Registrant's Warrant Agreement. (7)
10.1 Form of Indemnity Agreement entered into among the Registrant and its directors and officers. (8)
10.2     Form of Registration Rights Agreement. (2)
10.3     2004 Stock Option Plan. (3)
10.4     Form of Stock Option Agreement. (3)
10.5 Lease between World Waste of Anaheim, Inc., a wholly owned subsidiary of the Registrant, and Legacy Sabre Springs, LLC, dated as of March 10, 2004. (3)
10.6 Securities Purchase Agreement dated as of April 28, 2006 among the Registrant, Trellus Offshore Fund Limited, and Trellus Partners, LP, Trellus Partners II, LP. (5)
10.7 Form of Stock Purchase Warrant issued by the Registrant on April 28, 2006. (5)
10.8 Registration Rights Agreement dated as of April 28, 2006 among the Registrant, Trellus Offshore Fund Limited, Trellus Partners, LP, and Trellus Partners II, LP, a Delaware limited partnership and the individuals and entities set forth on the signature pages thereto. (5)
10.9 Engagement Agreement dated as of April 28, 2006 between the Registrant and John Pimentel. (5)

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

10.10 Engagement Agreement dated as of April 28, 2006 between the Registrant and Cagan McAfee Capital Partners, LLC. (5)
10.11 Engagement Agreement dated as of April 28, 2006 between the Registrant and Chadbourn Securities, Inc. and Addendum dated April 29, 2006. (5)
10.12 Letter, dated as of May 26, 2006, from Trellus Offshore Fund Limited, Trellus Partners, LP, and Trellus Partners II, LP (the "Investors") to the Registrant, amending the terms of that certain Securities Purchase Agreement dated as of April 28, 2006 by and among the Investors and the Registrant. (9)
10.13    Subscription Package dated October 7, 2006. (10)
10.14 Stock Purchase Warrant issued on November 1, 2006 by the Registrant to various investors. (10)
10.15    Form of Non-Qualified Stock Option Agreement. (10)
10.16    Form of Incentive Stock Option Agreement. (10)
10.17 Amended and Restated Securities Purchase Agreement dated as of January 23, 2007 among the Registrant and the investors identified therein.
         (11)
10.18 Form of Common Stock Purchase Warrant dated February 10, 2007 issued by the Registrant. (11)
10.19 Form of 10% Senior Secured Debenture dated February 10, 2007 issued by the Registrant. (11)
10.20 Registration Rights Agreement dated as of February 10, 2007 among the Registrant and the investors identified therein. (11)
10.21 Letter agreement dated February 6, 2007 among the Registrant and the investors identified therein. (11)
10.22 Securities Purchase Agreement dated as of May 25, 2007 between the Registrant and the purchasers named therein. (Series B - first offering) (12)
10.23 Securities Purchase Agreement dated as of May 25, 2007 between the Registrant and the purchasers named therein. (Series B - second offering) (12)
10.24 Form of Warrant issued to Placement Agents as partial compensation for acting as placement agent for the Registrant's April and May 2006 offerings of Series B Preferred Stock. (12)
10.25 Form of Warrant issued to Purchasers in Series B Preferred Stock offering. (12)
10.26 Amended and Restated Registration Rights Agreement dated as of May 25, 2007. (12)
10.27 Consulting Project Agreement dated as of October 1, 2007 between the Registrant and James Ferris. (13)
10.28 At-Will Employment Agreement dated as of May 15, 2007, between World Waste Technologies, Inc. and Matthew Lieb. (15)
10.29    2007 Stock Plan. (15)
10.30    Form of Option Grant. (15)
10.31 Separation Agreement and General Release, dated as of February 1, 2008, between World Waste Technologies, Inc. and David Rane. (16)
10.32 Consulting Agreement, dated as of February 4, 2008, between World Waste Technologies, Inc. and Adam Shore. (16)
10.33 Asset Purchase Agreement, dated as of March 7, 2008, between the Company and Clean Earth Solutions, Inc. (17)
10.48 Employment Agreement dated as of November 4, 2007 between the Registrant and James Ferris. (14)
21.1     Subsidiaries of the Registrant. (18)
31.1 Certification of Chief Executive Officer Pursuant to 15 U.S.C. ss. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer Pursuant to 15 U.S.C. ss. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 29, 2004.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 30, 2004.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 31, 2006.
(4) Incorporated by reference to Company's Registration Statement on Form SB-2, File No. 33-50506, effective October 20, 1993.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 4, 2006.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 2, 2007.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2004.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 5, 2004.
(9) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2006.
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 16, 2007.
(12) Incorporated by reference to Amendment No. 2 to Form SB-2 to the Company's Registration Statement on Form S-1 filed on October 13, 2007.
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 12, 2007.
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2007.
(15) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 21, 2007.
(16) Incorporated by reference to the Company's Current Report on Form 8-K, filed on February 6, 2008.
(17) Incorporated by reference to the Company's Current Report on Form 8-K, filed on March 13, 2008.
(18) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 30, 2007.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 31, 2008                         World Waste Technologies, Inc.

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


/s/ John Pimentel               Chief Executive Officer                           March 31, 2008
-------------------------
John Pimentel


/s/ David Rane                  Acting Chief Financial Officer                    March 31, 2008
-------------------------       (Principal Accounting and Financial Officer)
David Rane


/s/ James L. Ferris             Director                                          March 31, 2008
-------------------------
James L. Ferris


/s/ Sam Pina Cortez             Director                                          March 31, 2008
-------------------------
Sam Pina Cortez


/s/ Ross M. Patten              Director                                          March 31, 2008
-------------------------
Ross M. Patten


/s/ David Gutacker              Director                                          March 31, 2008
-------------------------
David Gutacker
