Form 10-Q
period 2008-03-31
WORLD WASTE TECHNOLOGIES INC
filed 2008-05-20
CIK 890447

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2008

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

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-accelerated Filer |_|
                          Smaller Reporting Company |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,596,491 shares issued and outstanding as of May 1, 2008.

================================================================================

                                 WORLD WASTE TECHNOLOGIES, INC.

                                            FORM 10-Q

                                        TABLE OF CONTENTS

                                                                                           PAGE
PART I.     FINANCIAL INFORMATION

Item 1      Condensed Financial Statements:

            Condensed Consolidated Balance Sheets                                          1

            Condensed Consolidated Statements of Operations                                2

            Condensed Consolidated Statements of Stockholders' Equity (Deficit)            3

            Condensed Consolidated Statements of Cash Flow                                 5

            Condensed Notes to Consolidated Financial Statements                           6

Item 2      Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                          15

Item 4      Controls and Procedures                                                        23

PART II     OTHER INFORMATION                                                              24

Item 1      Litigation                                                                     24

Item 1A     Risk Factors                                                                   24

Item 6      Exhibits                                                                       24

SIGNATURES                                                                                 25




                                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,        December 31,
                                                                                        2008               2007
                                                                                  ----------------------------------
ASSETS:                                                                              (UNAUDITED)
Current Assets:
      Cash and cash equivalents                                                    $    4,390,335    $    2,711,200
      Short-term investments                                                            4,575,638         7,093,418

      Prepaid expenses                                                                    351,567           336,726
      Assets held for sale, less equipment sold to date                                   455,355         1,083,223
                                                                                  ----------------------------------
Total Current Assets                                                                    9,772,895        11,224,567
                                                                                  ----------------------------------
Fixed Assets:
      Machinery, equipment net of accumulated depreciation of $23,607
      on 3/31/08 and $23,358 on 12/31/07.                                                  32,918            35,302
                                                                                  ----------------------------------
Total Fixed Assets                                                                         32,918            35,302
Other Assets:
      Deposit L/T                                                                          36,519            36,519
                                                                                  ----------------------------------
      TOTAL ASSETS                                                                 $    9,842,332    $   11,296,388
                                                                                  ==================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT):
LIABILITIES:
Current Liabilities:
      Accounts payable                                                             $      474,418    $      359,988
      Accrued salaries payable                                                            241,452           108,992
      Capital lease S/T                                                                        -             49,524
      Accrued liabilities                                                                 257,557                -
      Other liabilities                                                                    39,994           290,181
                                                                                  ----------------------------------
Total Current Liabilities                                                               1,013,421           808,685
                                                                                  ----------------------------------
Long Term Liabilities:
      Capital lease L/T                                                                         -            30,826
                                                                                  ----------------------------------
Total Long Term Liabilities                                                                     -            30,826
                                                                                  ----------------------------------
      TOTAL LIABILITIES                                                                  1,013,421          839,511
                                                                                  ----------------------------------

      Convertible Redeemable preferred stock (See Note 5)                               25,319,233       22,812,640
                                                                                  ----------------------------------
      Commitments and Contingencies (See Note 7)

STOCKHOLDERS' (DEFICIT):
      Common Stock - $.001 par value: 100,000,000 shares
        authorized, 27,596,491 and 27,576,046 shares
        issued and outstanding at March 31, 2008 and December  31, 2007,
        respectively.                                                                      27,595            27,575

      Additional paid-in-capital                                                       58,250,503        57,782,888
      Deficit accumulated during development stage                                    (74,223,123)      (70,000,282)
      Accumulated comprehensive income (loss)                                            (545,297)         (165,944)

                                                                                  ----------------------------------
      TOTAL STOCKHOLDERS' (DEFICIT)                                                   (16,490,322)      (12,355,763)
                                                                                  ----------------------------------

      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
       AND STOCKHOLDERS' (DEFICIT)                                                 $    9,842,332     $  11,296,388
                                                                                  ==================================


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                     WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the                 For the             June 18, 2002
                                                          Quarter Ended           Quarter Ended          Inception to
                                                          March 31, 2008          March 31, 2007        March 31, 2008*
                                                       -----------------------------------------------------------------
GROSS REVENUE:                                           $             -       $               -     $         93,784

       Disposal of rejects                                                                                    (65,526)
       Plant operation cost                                                                                (2,720,922)
       Depreciation                                                                                        (1,843,615)
                                                       -----------------------------------------------------------------
Total cost of goods sold                                               -                       -           (4,630,063)

                                                       -----------------------------------------------------------------
Gross Margin                                                           -                       -           (4,536,279)

G&A Expense
   Research and development                                      (16,359)              (918,934)           (3,438,582)
   General and administrative                                 (1,776,931)              (983,491)          (17,786,219)
   Impairment of assets (Note 1)                                                                          (18,191,450)
                                                       -----------------------------------------------------------------
   Loss from operations                                       (1,793,290)            (1,902,425)          (43,952,530)
                                                       -----------------------------------------------------------------

   Interest income                                                69,737                130,490               679,007
   Financing transaction expense                                      -                      -             (7,442,426)
   Other income (expense)                                         24,940                (27,276)            1,969,073
                                                       -----------------------------------------------------------------
   Net loss before provision for income tax                   (1,698,613)            (1,799,211)          (48,746,876)
                                                       -----------------------------------------------------------------
   Income taxes                                                        -                      -                     -
                                                       -----------------------------------------------------------------
   Net loss                                               $   (1,698,613)      $     (1,799,211)     $    (48,746,876)
                                                       -----------------------------------------------------------------
   Preferred stock dividend and amortization
   of beneficial conversion feature, warrant discount
   and offering costs                                         (2,524,227)            (3,703,640)          (25,408,721)
                                                       -----------------------------------------------------------------
   Net loss attributable to common shareholders           $   (4,222,840)      $     (5,502,851)     $    (74,155,597)
                                                       =================================================================

   BASIC AND DILUTED NET LOSS PER SHARE                   $        (0.15)      $          (0.21)     $          (3.72)
                                                       =================================================================
   WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING USED IN CALCULATION                            27,587,529             25,830,809            19,919,679
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
                                               ====================================================================================






                                                                      Additional                             Accumulated
                                                                      Paid in     Common Stock  Accumulated  Comprehensive
                                                  Shares    Dollars   Capital     Subscription   Deficit *   Income (Loss)   Total
                                               ------------------------------------------------------------------------------------
Common stock and warrants net of offering
 cost                                              262,851      263        9,561                                              9,824
Amortization of stock options and warrants to
 employees and consultants                                               989,252                                            989,252
Dividend (Preferred Stock)                                               386,954                 (2,920,893)             (2,533,939)
Warrants issued preferred stock                                        1,647,250                                          1,647,250
Bridge financing warrants                                                787,500                                            787,500
Beneficial conversion feature - Series B                              18,207,102                                         18,207,102
Conversion of Series B preferred stock             296,581      296      840,716                                            841,012
Series B Investor & placement warrants                                 7,922,663                                          7,922,663
Series A Investor warrants                                             3,065,931                                          3,065,931
Elimination of warrant liabilities                                       674,420                                            674,420
UAH stock for purchase of patent                   167,000      167      697,833                                            698,000
Registration filing fees                                                 (11,529)                                           (11,529)
Amortization of beneficial conversion
 feature, warrant discount and offering costs
 on redeemable preferred stock                                                                   (5,717,378)             (5,717,378)
Net loss -  2006                                                                                (24,956,520)            (24,956,520)
                                               ------------------------------------------------------------------------------------
December 31, 2006                               25,412,662   25,412   51,179,469                (41,635,863)              9,569,018
                                               ====================================================================================

Common stock for services                          302,660      302      261,192                                            261,494
Warrant exercises
Amortization of stock options and warrants to
 employees and consultants                                             1,638,128                                          1,638,128
Dividend (Preferred Stock)                                                                       (3,173,396)             (3,173,396)
Conversion of Series B preferred stock           1,860,724    1,861    4,704,099                                          4,705,960
Amortization of beneficial conversion
 feature, warrant discount and offering costs
 on redeemable preferred stock                                                                   (9,838,354)             (9,838,354)
Net loss - 2007                                                                                 (15,352,669)            (15,352,669)
Unrealized gain (loss) on short term
 investments held for sale                                                                                    (165,944)    (165,944)
                                               ------------------------------------------------------------------------------------
December 31, 2007                               27,576,046    27,575  57,782,888     $       0  (70,000,282)  (165,944) (12,355,763)
                                               ====================================================================================

Amortization of stock options and warrants to
 employees and consultants                                              450,001                                             450,001
Dividend (Preferred Stock)                                                                        (789,854)                (789,854)
Conversion of Series B preferred stock             20,445       20       17,614                                              17,634
Amortization of beneficial conversion
 feature, warrant discount and offering costs
 on redeemable preferred stock                                                                  (1,734,374)              (1,734,374)
Net loss - March 2008 (Unaudited)                                                               (1,698,613)              (1,698,613)
Unrealized gain (loss) on short term
 investments held for sale                                                                                   (379,353)     (379,353)
                                               ------------------------------------------------------------------------------------
March 31, 2008 (Unaudited)                     27,596,491   $27,595  $58,250,503    $       0 $(74,223,123) $(545,297) $(16,490,322)
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

                          SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                         WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                                                 June 18, 2002
                                                                      Quarter ended       Quarter ended         (Inception) to
                                                                      March 31, 2008      March 31, 2007        March 31, 2008
                                                                  --------------------------------------------------------------
Cash Flow from operating activities:                                $                   $                     $

    Net loss                                                              (1,698,613)         (1,799,211)         (48,746,876)
Adjustments to reconcile net loss to net cash used in operating activities:
    Impairment of assets                                                                                           18,191,450
    Depreciation and amortization                                              2,384             340,579            3,019,179
    Interest forgiveness                                                                                              135,327
    Warrant and common stock Issued for consulting                                                                     84,566
    Amortization of warrants & options to employees                          450,001             185,108            3,472,789
    Fair value adjustment warrant liability                                                                        (1,789,134)
    Financial transaction expense                                                                                   7,442,426
    Amortization of offering cost                                                                                     252,277

Changes in operating assets and liabilities:
    Accounts receivable                                                                           12,517                    -
    Prepaid expenses/Emp. receivable                                         (14,841)             30,545             (351,567)
    Asset held for sale                                                      627,868                   -              284,020
    Accounts payable                                                         114,429             (98,463)             474,417
    Accrued salaries                                                         132,460             (51,438)             241,452
    Accrued other liabilities                                                  7,370             215,620              557,051
                                                                  --------------------------------------------------------------
    Net Cash used in operating activities                                   (378,942)         (1,164,743)         (16,732,623)
                                                                  --------------------------------------------------------------
Cash flows from investing activities:
    Construction in progress                                                                                       (4,043,205)
    Leasehold improvements                                                                       (94,679)          (2,970,549)
    Deposits on equipment                                                                                          (5,231,636)
    Purchase machinery & equipment                                          (80,350)             (38,386)          (8,333,759)
    Patient license
    Deposits                                                                                                          (36,519)
    (Purchase)sale of short-term investments                               2,138,427                               (5,120,934)
                                                                  --------------------------------------------------------------
    Net Cash provided by(used in)investing activities                      2,058,077            (133,065)         (25,736,602)
                                                                  --------------------------------------------------------------
Cash flows from financing activities:

    Capital Lease
    Redeemable preferred stock                                                                                     30,346,461
    Senior secured debt                                                                                             6,265,000
    Repayment of senior secured debt
    Senior secured debt offering cost                                                                                (420,523)
    Payment of senior secured debt                                                                                 (2,785,000)
    Warrants, common stock and
    Additional paid in capital                                                                                     13,453,622
                                                                  --------------------------------------------------------------
    Net Cash provided by financing activities                                      0                   0           46,859,560
                                                                  --------------------------------------------------------------

Net increase in cash and cash equivalents                                  1,679,135          (1,297,808)           4,390,335
Beginning cash and cash equivalents                                        2,711,200          14,330,840
                                                                  --------------------------------------------------------------
Ending cash and cash equivalents                                           4,390,335          13,033,032            4,390,335
                                                                  ==============================================================
Non-cash investing and financing activities:
    Interest (Paid) Received                                        $        69,737   $         130,490      $        709,009
    Income Taxes Paid                                                            --                  --                    --

      *During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.
      *The Company issued warrants to purchase 315,354 shares of common stock to the placement agent for services rendered in connection with the fund raising effort.
      *The Company issued warrants to purchase 50,000 shares of common stock for consulting services in 2004 and 100,000 shares of common stock upon the exercise of a warrant in exchange for services rendered.
      *The Company issued 1,193,500 shares of common stock upon conversion of the Convertible Promissory notes payable and accrued interest of $135,327.
      *The Company issued warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement.
      *During the quarter ended March 31, 2007, the Company issued 103,340 shares in exchange for services rendered in 2007.
      *Short-term investments have been adjusted for unrealized losses of $545,297.


                               SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  5

                 WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007

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

INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for a full year. December 31, 2007 balances were derived from audited financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2007.

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

SHORT TERM INVESTMENTS

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. All investments held at March 31, 2008 are short-term available for sale securities. They are carried at quoted fair value, with unrealized gains and losses reported in shareholders' equity as a component of accumulated comprehensive income. At March 31, 2008, the Company had $5.1 million invested at face value in auction rate securities. Due to the uncertainty in the financial markets, auction rate securities have experienced liquidity uncertainty. During the quarter ended March 31, 2008, the Company had all of these securities for sale. However, the auctions failed and as of May 15, 2008 none of the securities had sold. The Company had not been required to liquidate any of these investments for operating purposes and the failure to sell the securities has not affected the Company's operations. The Company is working with its investment advisor and closely monitoring the market in an effort to reduce its risk and minimize any losses. The Company has evaluated the solvency of the issuers of these securities as of May 15, 2008 and, as of this date, did not believe that a further write-down or recognition of any losses other than temporary was necessary in accordance with FSP 115-1 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The net unrealized loss of $545,297 recorded in shareholders' equity as of March 31, 2008 was comprised entirely of unrealized losses. Maturity dates of investments, primarily auction rate securities, classified as available for sale securities extend to 2050. There were no short-term securities on March 31, 2007.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances at financial institutions. Cash balances at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

FIXED ASSETS

Machinery and Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment that was installed in the Anaheim plant, over the remaining life of the lease, whichever is\was shorter. Due to the fact that at the time the assets were placed into service the lease had 8 years and two months remaining, all assets and leasehold improvements at the Anaheim facility were being depreciated over a maximum of 8 years and two months on a straight line basis. Maintenance and repairs were expensed as incurred. In accordance with SFAS 144, the Company does not depreciate assets held for sale.

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

The Company did not record an impairment charge for the steam classification equipment (or "front half") of the plant at that time because the Company intended to use that equipment in research and development activities as part of its development of alternative back-end processes such as, but not limited to, gasification and acid hydrolysis.

During the third quarter of 2007, the Company determined that any ongoing research and development work, if necessary would more efficiently be carried out at the location of Applied Power Concepts, the Company's research and development partner, or at some other outsourced research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on the Company's renewable energy process, the Company initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. Consequently, the Company recorded a charge of $8,454,106 in the third quarter of 2007 which represented the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap. The estimated net carrying value was reevaluated at March 31, 2008 and no adjustment was considered necessary. As of May 15, 2008, all of the Anaheim assets had been sold or scrapped. The proceeds from the sale of the equipment from the facility has been credited against the Assets Held For Sale account.

The Company capitalizes leases in accordance with FASB 13, "Accounting for Leases."

INTANGIBLES

Intangible assets are recorded at cost. On May 1, 2006, pursuant to a Patent Assignment Agreement and a Patent Assignment, both dated as of May 1, 2007 (the "Patent Assignment Agreement and a Patent Assignment"), we completed the purchase of all right, title and interest in United States Patent No. 6,306,248 (the "Patent") and related intellectual property, subject to existing licenses, from the University of Alabama in Huntsville for $100,000 and 167,000 shares of our unregistered common stock valued at approximately $698,000, based on the market price of the stock on the date issued, May 1, 2006.

During the fourth quarter of 2007, we determined that we would not use the patented technology in our future facilities and consequently ceased amortization of the patent and moved the unamortized intangible assets to assets held for sale and stated at its book value, which was lower of fair value less costs to sell or carrying value, in accordance with SFAS 144. In February of 2008, we entered into an agreement to, among other things, sell the patent and all of its associated rights. As of May 15, 2008, the sale of the patent pursuant to the agreement had not been consummated. The Company still believes a sale will be completed within one year, as prescribed by the requirements in SFAS 144, and therefore the Company has concluded that the "held for sale" classification is appropriate.

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

STOCK-BASED COMPENSATION

As of March 31, 2008, the Company had two share-based compensation plans, which are described below. The compensation cost that has been charged against income for the plans was $450,001 and $185,108 for the quarters ended March 31, 2008 and March 31, 2007, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. As of March 31, 2008 and 2007, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

The Company's 2004 Incentive Stock Option Plan (the 2004 Plan), which is shareholder-approved, provides for the issuance by the Company of a total of up to 2.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company granted options to acquire 475,000 shares under this Plan during the year ended December 31, 2007 to employees, members of the board of directors and consultants. At March 31, 2008, there were 1,812,000 options outstanding under the 2004 Plan.

In May of 2007 the board of directors approved the Company's 2007 Incentive Stock Plan (the 2007 Plan), which is not shareholder-approved. The 2007 plan provides for the issuance by the Company of a total of up to 6.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company granted options to acquire 2,856,000 shares during the year ended December 31, 2007 to employees, members of the board of directors and consultants. During the quarter ended March 31, 2008 the Company granted options to acquire 1,575,000 shares to employees and members of the board of directors. At March 31, 2008 all such options remained outstanding.

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

                                          QUARTER ENDED           YEAR ENDED
                                          MARCH 31, 2008       DECEMBER 31, 2007
                                        -------------------   ------------------

Expected volatility                           91.19 %                 81.2 %
Expected dividends                                0 %                    0 %
Expected term (in years)                    5.15 - 9.14            5.52 - 9.38
Risk-free rate                              2.49 - 3.29%           3.52 - 3.97%

In an effort to provide certain employees and consultants with an incentive to remain committed to the Company's business while it is evaluating its strategic alternatives (as described below), on February 27, 2008, the Company's Board of Directors granted an option to acquire up to 300,000 shares of its common stock to John Pimentel, the Company's Chief Executive Officer, and an option to acquire up to 75,000 shares of its common stock to David Rane, the Company's former Chief Financial Officer (currently serving in a consulting capacity), in each case pursuant to the Company's 2007 Plan. Each option has an exercise price equal to $0.155 per share (the closing price of the Company's common stock on the date of grant) and vests in 12 equal monthly installments commencing as of March 27, 2008.

On February 27, 2008, the Company also announced that it has formed a Special Committee of its Board of Directors to evaluate the Company's strategic alternatives, and that the Special Committee plans to retain a financial advisor to assist in this process. These alternatives may include, but are not limited to, a sale or merger of the Company and/or a restructuring.

As compensation for serving on the Special Committee, each of the members thereof is entitled to receive $5,000 per month for up to 6 months and was granted an option to acquire up to 300,000, or a total of 1,200,000, shares of common stock pursuant to the Company's 2007 Plan. Each option has an exercise price equal to $0.155 per share (the closing price of WWT's common stock on the date of grant) and vests in six equal monthly installments commencing as of March 27, 2008.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 30,238,926, consisting of employee options of 6,418,000, non employment warrants of 6,829,827, Preferred Series A of 6,130,726 and Preferred Series B of 10,860,373, were not included in the calculation of diluted earnings per share at March 31, 2008. Common stock equivalents of 25,981,223, consisting of employee options of 1,987,000, non employment warrants of 7,003,147, Preferred Series A of 5,663,842 and Preferred Series B of 11,327,234, were not included in the calculation of diluted earnings per share at March 31, 2007.

NOTE 2.     GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the quarter ended March 31, 2008 of $4,222,840 and an accumulated deficit attributable to common shareholders of $74,223,123 at March 31, 2008. The Company expects to incur substantial additional losses and costs and capital expenditures before it can operate profitably. These issues raise substantial doubt about the Company's ability to continue as a going concern. The ability to operate profitably is subject to, among other things, developing products. The Company's ability to accomplish this is dependent on successful research and development, engineering and the obtaining additional funding. If the Company is unsuccessful, it may be unable to continue as a going concern for a reasonable period of time.

There can be no assurance that the Company's research and development and engineering activities or any future efforts to raise additional debt and/or equity financing will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition to looking for traditional capital, the Company is looking for a joint venture partner to assist in the development of its gasification strategy and is also evaluating strategic alternatives, such as a merger or acquisition, to help generate additional financing. In this regard, on May 19, 2008, the Company entered into a definitive agreement to merge with Vertex Energy, Inc. There can be no assurance that the transaction will be completed, and the Company's continuation as a going concern remains dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations.


NOTE 3.   LICENSE AGREEMENT

On June 21, 2002, the Company entered into a U.S. technology sub-license agreement with Bio-Products International, Inc. (BPI), an Alabama corporation, with respect to certain intellectual property and patented methods and processes. This agreement was amended on June 21, 2004 and again on August 19, 2006. The technology was designed to provide for the processing and separation of material contained in Municipal Solid Waste (MSW).Through April 30, 2006, the University of Alabama in Huntsville ("UAH") owned the patent for this technology. On May 1, 2006, the Company acquired the patent from UAH for $100,000 and 167,000 shares of the Company's unregistered common stock valued at its fair value on the date of issuance of approximately $698,000. The patent reverts to UAH in the event of bankruptcy of the Company. This patent is licensed to BPI. The license to the patent in the United States was assigned to the Company.

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

During the fourth quarter of 2007, the Company determined it would not use the technologies related to the intangible assets in its future plants. Consequently, it reclassified the unamortized intangible assets to Assets Held for Sale and accounted for at the lower of fair value less cost to sell (net fair value) or carrying value. In March of 2008, the Company entered into a definitive agreement to sell the intangible Assets, settle the lawsuit with BPI and sell a significant amount of the assets which were used in the Anaheim plant to exploit the patent, for a total of approximately $1.9 million. Because the carrying value is less than the net fair value no adjustment was recorded. As of May 15, 2008, completion of a portion of this transaction is still pending.

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

As previously disclosed, during early 2007 the Company began using the Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. Recently the Company determined that the ongoing research and development work, if necessary, would more efficiently be carried out at the location of Applied Power Concepts, the Company's research and development partner, or at some other outsourced research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on the Company's renewable energy process, the Company initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. On November 7, 2007, Taormina filed an unlawful detainer action in the Superior Court of the State of California, County of Orange (the "Action") against the Company as to the Anaheim Facility. On March 5, 2008, Taormina and the Company entered into a stipulation for entry of judgment in the Action (the "Stipulation"). The Stipulation provides for: (a) the cancellation and forfeiture of the lease; (b) the Company to make a payment of $192,217.57 (the "Payment") to Taormina; and (c) the Company to remain in possession of the Anaheim Facility until June 30, 2008. The Company has made the Payment to Taormina and, on May 8, 2008, vacated the premises.

The non-competition and right of first refusal provisions of the recycle agreement will survive termination of such agreement through July 25, 2014 (the date that the lease would have expired had it not been terminated).


NOTE 5.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has outstanding two classes of Preferred Stock, Series A and Series
B. Holders of both series of preferred stock are entitled to receive cumulative dividends, payable quarterly in additional shares of preferred stock, at the rate of 8% per annum as and if declared by the Board of Directors. The holders of a majority of each class of preferred shares have the option to require the Company to redeem all outstanding shares on April 28, 2010. If all of the shares that are outstanding at March 31, 2008 were outstanding and redeemed at April 28, 2010, the liability would be approximately $47 million. In the event the holders do not exercise this redemption right, all shares of Series A and Series B will automatically convert into shares of Common Stock on such date.

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

      THE SUMMARY FOR THE SERIES A AND B IS AS FOLLOWS:

                                                                  SERIES A          SERIES B           TOTAL
                                                              ----------------  ----------------  ----------------
Gross proceeds                                                 $   10,189,000    $   28,488,800    $   38,677,800
Cumulative in kind dividends                                        2,838,794         4,226,737         7,065,531
Converted to common stock                                                  --        (5,564,608)       (5,564,608)
                                                              ----------------  ----------------  ----------------
Total outstanding                                                  13,027,794        27,150,929        40,178,723

Unamortized beneficial conversion feature                            (648,309)       (8,162,673)       (8,810,982)
Unamortized offering costs                                           (763,570)       (2,055,087)       (2,818,657)
Unamortized warrant value                                            (648,310)       (2,581,541)       (3,229,851)
                                                              ----------------  ----------------  ----------------
Balance at March 31, 2008                                      $   10,967,605    $   14,351,628    $   25,319,233
                                                              ================  ================  ================


NOTE 6.   CAPITAL LEASE OBLIGATION

      Capital Lease obligation is comprised as follows:

                                                                   MARCH 31, 2008       MARCH 31, 2007
                                                                --------------------  -------------------
Capital Lease for Front End Loader, 0 monthly                                               $ 80,350
     installments were remaining at March 31, 2008,
     interest was imputed at 8.25%

Less: Current portion                                                                         49,524
                                                                --------------------  -------------------
                                                                        $0                  $ 30,826
                                                                ====================  ===================

The capital lease was terminated in March of 2008.


NOTE 7.   COMMITMENT AND CONTINGENCIES

On October 29, 2007 the lease for the Company's Anaheim plant was terminated (see Note 4). Consequently, the Company has not included the future rent obligations in the schedule below. The Company has an operating lease obligation for its San Diego office space through September 2008 of approximately $26,059:

          Less than 1 year                       $26,059
          more than 1 less than 3                $    --
          more than 3 less than 5                $    --
          after 5 years                          $    --

NOTE 8.   SUBSEQUENT EVENTS

On April 14, 2008, the Company entered into a Management Services Agreement with ReEnergy Advisory Group LLC, ("ReEnergy"), a New York-based consulting firm founded in late 2007 to provide expertise to parties with an interest in the renewable energy, solid waste and waste-to-energy sectors. Pursuant to this agreement, ReEnergy agreed to be responsible for implementing all activities relating to the Company's biomass renewable energy business. The agreement obligates the Company to pay ReEnergy a monthly retainer of $35,000 to be applied against fees charged by ReEnergy's principals during each month (subject to a total monthly fee cap of $60,000). The agreement, which can be terminated by either party on 10 days' written notice to the other party, will expire on May 31, 2008, unless the parties mutually agree to extend the term. The Company has informed ReEnergy that it does not plan to seek an extension of the term and that ReEnergy should cease its work under the agreement.

As previously disclosed, in March 2008, the Company entered into an agreement with Clean Earth Solutions, Inc. ("CES"), pursuant to which the Company agreed
(i) to sell to CES specified assets relating to the "front end" process of the Company's Anaheim Facility for a cash payment to us of $500,000 (the "First Closing"), (ii) to settle a dispute arising from design issues related to the steam classification vessels that the Company had intended to use in its operations, in exchange for a payment to the Company of $640,000 (the "Second Closing") and (iii) to sell to CES all of the Company's intellectual property rights in the Company's pressurized steam classification process in exchange for a payment to the Company of $800,000 (of which $236,000 was previously paid by CES to the Company) (the "Third Closing"). On March 7, 2008, CES paid the Company $500,000 and the First Closing was consummated. Pursuant to this agreement, the Second and Third Closings are to occur on such dates as are determined by CES, provided that the Second Closing must occur no later than May 1, 2008 and the Third Closing must occur no later than June 15, 2008. In late April 2008, CES informed the Company that it would not be able to complete the Second Closing within the required time frame and requested an extension of the deadline. The Company and CES are currently in discussions regarding the terms of any such extension and, as of the date of this Report, the Second Closing had not occurred.

On May 15, 2008, the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vertex Energy, LP, a Texas limited partnership ("Vertex LP"), Vertex Energy, Inc., a Nevada corporation ("Vertex Nevada"), Vertex Merger Sub, Inc., a California corporation and wholly owned subsidiary of Vertex Nevada, and Ben Cowart, as agent for the shareholders of Vertex Nevada (the "Agent"). On May 19, 2008, the Company, Vertex LP, Vertex Nevada and Vertex Merger Sub, LLC., a California limited liability company and wholly owned subsidiary of Vertex Nevada ("Merger Sub"), entered into an Amended and Restated Merger Agreement (as so amended and restated, the "Merger Agreement").

Vertex LP is a Texas-based privately held limited partnership controlled by the Agent. Vertex Nevada will acquire the Company following the transfer (the "Transfer") to Vertex Nevada of certain of the assets of Vertex LP related to the divisions of Vertex LP engaged in the following businesses: (i) aggregating waste oil from third-party collectors and managing the transportation logistics of delivering the waste oil to a refining facility; (ii) aggregating petroleum waste streams from third-party collectors and managing the transportation logistics of delivering the waste petroleum products; and (iii) implementing certain proprietary re-refining technology being designed to convert aggregated waste oil to higher value products, such as marine diesel oil and vacuum-gas oil.

Immediately following the Merger and assuming no appraisal rights are exercised, the existing partners of Vertex LP will hold approximately 45% of the outstanding shares of Vertex Nevada (including 5% to be held by advisors and consultants to Vertex LP, including Cagan McAfee Capital Partners, a firm at which John Pimentel, the Company's chief executive officer, is associated), the existing holders of the Company's common stock will hold approximately 20% of the outstanding shares of Vertex Nevada, the existing holders of the Company's Series A Preferred Stock will hold approximately 14% of the outstanding shares of Vertex Nevada, and the existing holders of the Company's Series B Preferred Stock will hold approximately 21% of the outstanding shares of Vertex Nevada (in each case, treating as outstanding, shares issuable upon the exercise of warrants to acquire shares of common stock at a nominal exercise price).

Immediately prior to the Merger, the Company will be required to make a cash payment to the existing Vertex shareholders of $4.4 million.

The Merger Agreement contains customary and mutual representations, warranties, covenants and indemnification provisions. Either party will have the right to terminate the Merger Agreement if the Merger has not closed by December 31, 2008.

The obligation of each party to consummate the Merger is subject to the approval of the Merger by the shareholders of the Company in accordance with California law and the Company's charter documents, the exemption of the issuance of the shares of Vertex Nevada to the Company's shareholders from the registration requirements of the Securities Act of 1933, as amended (or the inclusion of such shares on a registration statement declared effective by the SEC), and the satisfaction or waiver (where permissible) of other customary closing conditions set forth in the Merger Agreement.

The obligation of the Company to consummate the Merger is subject to the satisfaction or waiver (where permissible) of the following additional closing conditions:

         o the Company shall have received a third-party opinion passing on the fairness of the Merger to the Company and to each class of the Company's shareholders;

         o receipt by the Company of audited financial statements of Vertex Nevada (which include the historical financial results of the Vertex LP businesses being transferred to Vertex Nevada) in form and substance satisfactory to the Company; and

         o satisfactory completion by the Company of its due diligence investigation of Vertex LP.

The obligation of Vertex to consummate the Merger is subject to the satisfaction or waiver (where permissible) of the following additional closing conditions:

         o the Company has no liabilities (except for up to $2.4 million of permitted indebtedness);

         o after taking into account the $4.4 million payment by the Company to the Vertex shareholders, the Company has at least $5.0 million of cash on hand (inclusive of the proceeds of the up to $2.4 million of permitted indebtedness); and

         o the Agent and certain members of his immediate family have been removed as personal guarantors on certain indebtedness of Vertex LP to be assumed by Vertex Nevada.

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

      Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under "Item 1A - Risk Factors" in our annual report on Form 10K for the year ended December 31, 2007.

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

To accelerate implementation of our renewable energy platform, we plan to pursue the development of facilities in targeted markets where we believe we will be able to earn a "tipping" fee for accepting wastes and a premium for the sale of renewable energy products. In this regard, we were short-listed by two California utilities on a total of four projects. We also plan to develop or obtain the rights to use gasification technologies in demonstration applications to gain operating experience with the unique aspects of gasifying biomass derived from municipal solid waste and other waste streams, and to develop detailed design criteria for larger-scale systems.

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

As previously disclosed, during early 2007 we began using the Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. In the third quarter of 2007, we determined that the ongoing research and development work, if necessary, would more efficiently be carried out at the location of Applied Power Concepts, our research and development partner, or at some other outsourced research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycle agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. On November 7, 2007, Taormina filed an unlawful detainer action against us, and in March 2008, we entered into a stipulation for entry of judgment in this action. The stipulation provided for: (a) the cancellation and forfeiture of the lease; (b) a payment by us to Taormina of $192,217.57(which payment was subsequently made by us); and (c) our right to remain in possession of the Anaheim Facility until June 30, 2008. On May 8, 2008, we turned over physical possession of the facility to Taormina and, on May 12, 2008 advised Taormina that we had vacated and requested that Taormina dismiss the unlawful detainer action.

In March 2008, we entered into an agreement with Clean Earth Solutions, Inc. ("CES"), pursuant to which we agreed (i) to sell to CES specified assets relating to the "front end" process of our Anaheim Facility for a cash payment to us of $500,000 (the "First Closing"), (ii) to settle a dispute arising from design issues related to the steam classification vessels that we had intended to use in our operations, in exchange for a payment to us of $640,000 (the "Second Closing") and (iii) to sell to CES all of our intellectual property rights in our pressurized steam classification process in exchange for a payment to us of $800,000 (of which $236,000 was previously paid by CES to us) (the "Third Closing"). On March 7, 2008, CES paid $500,000 to us, and the First Closing was consummated. Pursuant to this agreement, the Second and Third Closings are to occur on such dates as are determined by CES, provided that the Second Closing must occur no later than May 1, 2008 and the Third Closing must occur no later than June 15, 2008. In late April 2008, CES informed us that it would not be able to complete the Second Closing within the required time frame and requested an extension of the deadline. We are currently in discussions with CES regarding the terms of any such extension and, as of the date of this Report, the Second Closing had not occurred. In the event that CES is unable to comply with its commitments as set forth in this Agreement, taking into account any agreed-upon extensions, we would continue to pursue our rights with respect to the dispute (unless it is otherwise resolved) and we would seek an alternative buyer or licensee for our intellectual property rights, in addition to any pursuing any other remedies we might be entitled to from CES.

In addition to pursuing our current business strategy, we have also been in the process of evaluating strategic alternatives that may include, but are not limited to, a sale or merger of our company (including with companies in unrelated businesses) and/or a restructuring. In this regard, in February 2008 the Company formed a special committee of the Board. On May 19, 2008, the Company entered into a definitive agreement to merge with Vertex Energy, Inc., a Texas- based privately held company (the "Proposed Merger"). See note 8 to the Company's unaudited consolidated financial statements.

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

SEEK OUT POTENTIAL ACQUISITIONS WHICH STRENGTHEN OUR EFFORTS AND ACCELERATE IMPLEMENTATION

As part of the implementation of our strategy, we may pursue acquisitions. In general, we may seek acquisition candidates with characteristics that include:
(a) technology, strategy, or people which complement our focus, (b) projects which will allow us to manage and control the feedstock for our renewable energy generation facilities, (c) projects or companies which can be accelerated through participation by us, or (d) projects or companies with established or growing revenue and cash flow. In this regard, on May 19, 2008, we entered into a definitive agreement to merge with Vertex LP. The consummation of this transaction is subject to a number of closing conditions, certain of which are outside of our control.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

      Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2007 and our unaudited financial statements dated March 31, 2008. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has not derived substantial revenues from its activities to date.

INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's amended consolidated financial statements for the year ended December 31, 2007.

USE OF ESTIMATES

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We used estimates to perform the undiscounted cash flow projections used in the impairment analysis of the Anaheim plant assets (see Fixed Assets below). We also used estimates to determine the employee stock-based compensation expense.

SHORT TERM INVESTMENTS

      The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. All investments held at March 31, 2008 are short-term available for sale securities. They are carried at quoted fair value, with unrealized gains and losses reported in shareholders' equity as a component of accumulated comprehensive income.

FIXED ASSETS

      Machinery and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in our Anaheim plant (no longer being used), over the remaining life of the lease, whichever is shorter.

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

      The assets at the Anaheim plant were comprised of two basic technologies; the "front-half" of the plant consisted of assets related to our patented technology related to "steam classification" and material separation and the "back-half" of the plant consisted of assets related to screening and cleaning of the cellulose biomass material to prepare it for sale to paper mills. During the plant start up phase, we became aware of several issues, including the creation of an unexpectedly high level of biological oxygen demand (BOD) from organic wastes in the wastewater from the pulp screening and cleaning process, and design issues related to the steam classification vessels. We decided not to make the capital improvements necessary to the Anaheim plant's wetlap process, or "back half," which we considered necessary in order to recover the carrying amount of the wetlap plant assets through projected future undiscounted cash flow from its operation. Consequently, in 2006, we recorded a charge of $9,737,344 which represented the net carrying value of the wetlap process or back half equipment. The charge was equal to the carry cost of the assets of the wetlap process, net of accumulated depreciation. We did not record an impairment charge for the steam classification equipment, or "front-half" of the plant, at that time because we intended to use that equipment in research and development activities as part of our development of alternative back end processes such as, but not limited to, gasification and acid hydrolysis.

      During the third quarter of 2007, we determined that our ongoing research and development work, if necessary, would more efficiently be carried out at the location of Applied Power Concepts, our research and development partner, or at some other outsourced research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. Consequently, we recorded a charge of $8,454,106 in the third quarter of 2007 which represented the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap. The estimated carrying value was evaluated and it was determined no adjustment was required at March 31, 2007. In February 2008, we sold the assets related to the "front-end" process of the facility. The proceeds from the sale of equipment from the facility have been credit against the Assets Held For Sale account. As of May 15, 2008, all assets related to the Anaheim facility other than intellectual property rights had been sold or scrapped.

      We capitalize leases in accordance with FASB 13.

INTANGIBLES

      Intangible assets are recorded at cost. On May 1, 2006, pursuant to a Patent Assignment Agreement and a Patent Assignment, both dated as of May 1, 2007 (the "Patent Assignment Agreement and a Patent Assignment"), we completed the purchase of all right, title and interest in United States Patent No. 6,306,248 (the "Patent") and related intellectual property, subject to existing licenses, from the University of Alabama in Huntsville for $100,000 and 167,000 shares of our unregistered common stock valued at approximately $698,000, based on the market price of the stock on the date issued, May 1, 2006.

      During the fourth quarter of 2007, we determined that we would not use the patented technology in our future facilities and consequently ceased amortization of the patent and moved the unamortized intangible assets to assets held for sale and stated at its book value, which was lower of fair value less costs to sell in accordance with SFAS 144. In February of 2008, we entered into an agreement to, among other things, sell the patent and all of its associated rights. Upon completion of the sale, the Company is expected to record a gain. As of May 15, 2008, this sale had not been completed.

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

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 2008 AND 2007

REVENUES AND COST OF GOODS SOLD

      During the plant start-up phase of our Anaheim plant, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. In January 2007, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which the Company considered necessary to operate the plant with the expectation of being profitable. Therefore, beginning in January 2007, we began to operate the plant only as part of research and development projects including but not limited to the development of alternative back-end processes such as gasification and acid hydrolysis for the production of ethanol. Consequently, we have not recognized any revenue since. We essentially ceased utilizing the plant for any purpose in the third quarter of 2007 and vacated the plant completely in May 2008.

EXPENSES

      Research and development expense decreased to $16,000 during the quarter ended March 31, 2008 from approximately $919,000 during the comparable quarter in 2007, a decrease of $903,000. The decrease was primarily due to the closure of the Anaheim plant. The research and development expense of $16,000 was for research and development activities related to the pursuit of our gasification strategy.

      General and administrative expense increased to $1,777,000 during the quarter ended, March 31, 2008 from $983,000 for the comparable period in 2007. This $793,000 increase was primarily the result of an increase in employee stock option expense of approximately $265,000, payroll expenses of $76,000 related to severance incurred partially offset by a decrease in payroll expenses due to a decrease in headcount, and professional and consulting fees of approximately $435,000 primarily related to reviewing strategic alternatives and pursuing new business opportunities. General and administrative expense for the quarter ended March 31,2008 was comprised primarily of employee option expense of approximately $450,000, compensation expense of approximately $495,000, including severance of $238,538, business development expenses of approximately $400,000, professional fees of approximately $289,000, and other expenses of $143,000.

      The Company's "cash burn" rate (net loss before depreciation, stock compensation and accrued severance expense) decreased during the quarter ended March 31, 2008 to approximately $1,057,000 from approximately $1,274,000 for the quarter ended March 31, 2007.

      Interest income of $69,737 and $130,490 for the first quarters of 2008 and 2007, respectively, represents the interest earned on the cash received for the issuance of the Series B Preferred Stock in May of 2006.

      Preferred stock dividend and amortization of beneficial conversion feature, warrant discount and offering costs decreased to $2,524,227 in the quarter ended March 31, 2008 from $3,703,640 during the comparable period in 2007 due to the amortization of beneficial conversion feature.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2008, we had cash and cash equivalents on hand of approximately $4.4 million and short-term investments of approximately $4.6 million, representing a decrease of $839,000 from our December 31, 2007 cash and cash equivalents and short-term investments of totaling approximately $9.8 million.

      During the quarter ended March 31, 2008, net cash used for operating activities was approximately $379,000. The use of cash was primarily for general and administrative expenses. During the quarter, approximately $80,000 was used for the buyout of the Company's capital lease.

      Cash and cash equivalents and short-term investments were also negatively impacted during the quarter end March 31, 2008 due to the write-down of the Company's auction rate securities (short-term investments) by $379,353, as described below.

      In March 2008, we received a payment from CES of $676,000 upon the sale of assets relating to the front-end process of our facility. This payment was accounted for as a reduction of the Company's assets held for sale. CES is obligated to make additional payments to us aggregating $1.2 million in 2008 pursuant to our sale of certain intellectual property rights and the settlement of an on going action with BPI. As described above, CES has requested additional time in which to make the required additional payments, and we are in discussions with CES regarding a possible extension. The failure of CES to make the required payments would have a material adverse affect on our liquidity.

      Approximately $4.6 million of our securities are in the form of auction rate securities. These securities are stated at the lower of cost or market. The face value of these securities is approximately $5.1 million. The securities have been for sale during the quarter ended March 31, 2008. However, due to the failure of the auctions, no securities have sold. The failure of the auctions has not affected the Company's ability to meet its obligations in the normal course of business. Management has evaluated the solvency of the issuers of these securities and does not believe an additional reserve is necessary.

      In order to close the Proposed Merger, the Company will need to have a minimum of $9.4 million on hand, after satisfying all of its liabilities (other than up to $2.4 million of permitted indebtedness). Assuming the Company is able to secure the permitted indebtedness, and based on the Company's current "burn rate" and estimate of transaction costs to close the Proposed Merger, the Company believes it will have sufficient funds on hand. However, if the transaction takes longer than anticipated to close, if the Company is unable to liquidate its auction rate securities at or near their face amount, if the Company is unable to secure the necessary borrowing, or if the transaction costs exceed the Company's estimates, the Company might not have sufficient cash on hand to satisfy this condition to the closing of the Proposed Merger, in which case, absent a waiver of this closing condition by the other party to the transaction, the Proposed Merger would not be consummated.

      As of March 31, 2008, the Company had no long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other similar long-term liabilities. The capital lease outstanding at December 31, 2007 was paid off in March 2008.

      The holders of our preferred stock have the right to require our company to redeem their shares on April 10, 2010, at a price equal to the original issuance price (with accrued but unpaid dividends being treated as outstanding for purposes of calculating the total redemption price), or a total of approximately $47.3 million (assuming none of such shares of preferred stock are converted to common stock prior to any such redemption). In the event that the Proposed Merger with Vertex does not close, we will need to raise significant additional capital or restructure the terms of our preferred stock in order to meet this redemption obligation if and when it become due.

ITEM 4.   CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report.

      Based on the foregoing, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There was no change in the Company's internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LITIGATION

      As previously disclosed, during early 2007 we began using our Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. In the third quarter of 2007, we determined that the ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, our research and development partner, or at some other outsourced research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycle agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. On November 7, 2007, Taormina filed an unlawful detainer action against us, and in March 2008, we entered into a stipulation for entry of judgment in this action. The stipulation provided for: (a) the cancellation and forfeiture of the lease; (b) a payment by us to Taormina of $192,217.57 (which payment was subsequently made by us); and (c) our right to remain in possession of the Anaheim Facility until June 30, 2008..

      Pursuant to the Stipulation, we gave notice to Taormina of our intention to vacate the premises on May 15, 2008. We engaged in discussions with Taormina concerning the alterations and utility installations to be removed from the premises prior to the return of the premises to Taormina. In connection with those discussions, we entered into a letter agreement with Taormina concerning the South Yard of the property, which letter agreement provided that we would have no further obligation with respect to the turnover condition of the South Yard, in exchange for our payment to Taormina of $29,096.09 and the release of our rights to a refund of $30,903.91 of pre-paid rent. We made the $29,096.09 payment, and, on May 8, 2008,we turned over physical possession of the property to Taormina. On May 12, 2008, we advised Taorimina that we had vacated the property, and requested that Taormina dismiss the unlawful detainer action. The matter is set for an order to show cause regarding dismissal in August 2008.


ITEM 1A - RISK FACTORS

      There have not been any changes in the risk factors previously disclosed in Form 10K for the year ended December 31, 2007.


ITEM 6.   EXHIBITS

Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

10.1 Asset Purchase Agreement dated as of March 7, 2008 by and between Clear Earth Solutions, Inc. and World Waste Technologies, Inc. (filed as
         Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 13, 2008.

10.2 Separation Agreement and General Release dated as of February 1, 2008, between World Waste Technologies, Inc. and David Rane (filed as Exhibit
         10.1 to the Company's Current Report on Form 8-K dated February 6,
         2008.

10.3 Consulting Agreement dated as of February 4, 2008, between World Waste Technologies, Inc. and Adam Shore (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 6, 2008.

10.4 Amended and Restated Agreement and Plan of Merger, dated as of May 19, 2008, by and among World Waste Technologies, Inc., Vertex Energy, LP, Vertex Energy, Inc., Vertex Merger Sub, LLC and Ben Cowart.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2008                         WORLD WASTE TECHNOLOGIES, INC.
                                              (Registrant)


                                              By: /s/ David Rane
                                                  ------------------------------
                                                  David Rane
                                                  Acting Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number   Description
------   -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

10.1 Asset Purchase Agreement dated as of March 7, 2008 by and between Clear Earth Solutions, Inc. and World Waste Technologies, Inc. (filed as
         Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 13, 2008.)

10.2 Separation Agreement and General Release dated as of February 1, 2008, between World Waste Technologies, Inc. and David Rane (filed as Exhibit
         10.1 to the Company's Current Report on Form 8-K dated February 6,
         2008.)

10.3 Consulting Agreement dated as of February 4, 2008, between World Waste Technologies, Inc. and Adam Shore (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 6, 2008.)

10.4 Amended and Restated Agreement and Plan of Merger, dated as of May 19, 2008, by and among World Waste Technologies, Inc., Vertex Energy, LP, Vertex Energy, Inc., Vertex Merger Sub, LLC and Ben Cowart.