Form 10-Q
period 2008-06-30
WORLD WASTE TECHNOLOGIES INC
filed 2008-08-15
CIK 890447

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2008

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

                                 Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,596,491 shares issued and outstanding as of August 1, 2008.

================================================================================

                                 WORLD WASTE TECHNOLOGIES, INC.

                                            FORM 10-Q

                                        TABLE OF CONTENTS

                                                                                           PAGE
PART I.     FINANCIAL INFORMATION

Item 1      Condensed Financial Statements:

            Condensed Consolidated Balance Sheets                                          1

            Condensed Consolidated Statements of Operations                                2

            Condensed Consolidated Statements of Stockholders' Equity (Deficit)            4

            Condensed Consolidated Statements of Cash Flow                                 6

            Condensed Notes to Consolidated Financial Statements                           7

Item 2      Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                          16

Item 4      Controls and Procedures                                                        26

PART II     OTHER INFORMATION                                                              27

Item 1      Litigation                                                                     27

Item 1A     Risk Factors                                                                   27

Item 6      Exhibits                                                                       27

SIGNATURES                                                                                 28









                                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,         December 31,
                                                                                        2008               2007
                                                                                  ----------------------------------
ASSETS:                                                                              (UNAUDITED)
Current Assets:
      Cash and cash equivalents                                                    $    3,856,488    $    2,711,200
      Short-term investments                                                            4,542,966         7,093,418

      Prepaid expenses                                                                    310,549           336,726
      Assets held for sale, less equipment sold to date                                    88,977         1,083,223
                                                                                  ----------------------------------
Total Current Assets                                                                    8,798,980        11,224,567
                                                                                  ----------------------------------
Fixed Assets:
      Machinery, equipment net of accumulated depreciation of $25,991
      on 6/30/08 and $23,358 on 12/31/07.                                                  30,535            35,302
                                                                                  ----------------------------------
Total Fixed Assets                                                                         30,535            35,302
Other Assets:
      Deposit L/T                                                                           4,719            36,519
                                                                                  ----------------------------------
      TOTAL ASSETS                                                                 $    8,834,234    $   11,296,388
                                                                                  ==================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT):
LIABILITIES:
Current Liabilities:
      Accounts payable                                                             $      394,493    $      359,988
      Accrued salaries payable                                                            194,117           108,992
      Capital lease S/T                                                                        -             49,524
      Accrued liabilities                                                                 292,755                -
      Other liabilities                                                                    39,994           290,181
                                                                                  ----------------------------------
Total Current Liabilities                                                                 921,359           808,685
                                                                                  ----------------------------------
Long Term Liabilities:
      Capital lease L/T                                                                         -            30,826
                                                                                  ----------------------------------
Total Long Term Liabilities                                                                     -            30,826
                                                                                  ----------------------------------
      TOTAL LIABILITIES                                                                   921,359           839,511
                                                                                  ----------------------------------

      Convertible Redeemable preferred stock (See Note 5)                              27,885,429        22,812,640
                                                                                  ----------------------------------
      Commitments and Contingencies (See Note 7)

STOCKHOLDERS' (DEFICIT):
      Common Stock - $.001 par value: 100,000,000 shares authorized, 27,596,491 and 27,576,046 shares issued and outstanding at June 30, 2008 and
        December 31, 2007,
        respectively.                                                                      27,595            27,575

      Additional paid-in-capital                                                       58,701,540        57,782,888
      Deficit accumulated during development stage                                    (78,112,999)      (70,000,282)
      Accumulated comprehensive income (loss)                                            (588,690)         (165,944)

                                                                                  ----------------------------------
      TOTAL STOCKHOLDERS' (DEFICIT)                                                   (19,972,554)      (12,355,763)
                                                                                  ----------------------------------

      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
       AND STOCKHOLDERS' (DEFICIT)                                                 $    8,834,234     $  11,296,388
                                                                                  ==================================


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months           Three Months            June 18, 2002
                                                              Ended                  Ended                Inception to
                                                          June 30, 2008           June 30, 2007           June 30, 2008 *
                                                       -----------------------------------------------------------------
GROSS REVENUE:                                           $             -       $               -     $         93,784

       Disposal of rejects                                                                                    (65,526)
       Plant operation cost                                                                                (2,720,922)
       Depreciation                                                                                        (1,843,615)
                                                       -----------------------------------------------------------------
Total cost of goods sold                                               -                       -           (4,630,063)

                                                       -----------------------------------------------------------------
Gross Margin                                                           -                       -           (4,536,279)

G&A Expense
   Research and development                                            -               (804,018)           (3,438,582)
   General and administrative                                 (1,401,814)            (1,425,176)          (19,188,033)
   Impairment of assets                                                                                   (18,191,450)
                                                       -----------------------------------------------------------------
   Loss from operations                                       (1,401,814)            (2,229,194)          (45,354,344)
                                                       -----------------------------------------------------------------

   Interest income                                                78,134                105,717               757,141
   Financing transaction expense                                      -                      -             (7,442,426)
   Other income                                                       -                      -              1,969,073
                                                       -----------------------------------------------------------------
   Net loss before provision for income tax                   (1,323,680)            (2,123,477)          (50,070,556)
                                                       -----------------------------------------------------------------
   Income taxes                                                        -                      -                     -
                                                       -----------------------------------------------------------------
   Net loss                                               $   (1,323,680)      $     (2,123,477)     $    (50,070,556)
                                                       -----------------------------------------------------------------
   Preferred stock dividend and amortization
   of beneficial conversion feature, warrant discount
   and offering costs                                         (2,566,197)            (3,347,388)          (27,974,918)
                                                       -----------------------------------------------------------------
   Net loss attributable to common shareholders           $   (3,889,877)      $     (5,470,865)     $    (78,045,474)
                                                       =================================================================

   BASIC AND DILUTED NET LOSS PER SHARE                   $        (0.14)      $          (0.20)     $          (3.86)
                                                       =================================================================
   WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING USED IN CALCULATION                            27,596,491             26,723,264            20,240,293
                                                       =================================================================


  *APPROXIMATELY $67,526 IN CONSULTING AND TRAVEL EXPENSES INCURRED PRIOR TO
   INCEPTION OF THE BUSINESS ON JUNE 18, 2002 ARE NOT INCLUDED.

                    SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Six Months             Six Months              June 18, 2002
                                                              Ended                  Ended                Inception to
                                                          June 30, 2008           June 30, 2007           June 30, 2008 *
                                                       -----------------------------------------------------------------
GROSS REVENUE:                                           $             -       $               -     $         93,784

       Disposal of rejects                                                                                    (65,526)
       Plant operation cost                                                                                (2,720,922)
       Depreciation                                                                                        (1,843,615)
                                                       -----------------------------------------------------------------
Total cost of goods sold                                               -                       -           (4,630,063)

                                                       -----------------------------------------------------------------
Gross Margin                                                           -                       -           (4,536,279)

G&A Expense
   Research and development                                      (16,359)            (1,749,875)           (3,438,582)
   General and administrative                                 (3,178,745)            (2,408,667)          (19,188,033)
   Impairment of assets                                                -                      -           (18,191,450)
                                                       -----------------------------------------------------------------
   Loss from operations                                       (3,195,104)            (4,158,542)          (45,354,344)
                                                       -----------------------------------------------------------------

   Interest income                                               147,871               235,854                757,141
   Financing transaction expense                                      -                      -             (7,442,426)
   Other income                                                   24,940                     -              1,969,073
                                                       -----------------------------------------------------------------
   Net loss before provision for income tax                   (3,022,293)            (3,922,688)          (50,070,556)
                                                       -----------------------------------------------------------------
   Income taxes                                                        -                      -                     -
                                                       -----------------------------------------------------------------
   Net loss                                               $   (3,022,293)      $     (3,922,688)     $    (50,070,556)
                                                       -----------------------------------------------------------------
   Preferred stock dividend and amortization
   of beneficial conversion feature, warrant discount
   and offering costs                                         (5,090,424)            (7,051,028)          (27,974,918)
                                                       -----------------------------------------------------------------
   Net loss attributable to common shareholders           $   (8,112,717)      $    (10,973,716)     $    (78,045,474)
                                                       =================================================================

   BASIC AND DILUTED NET LOSS PER SHARE                   $        (0.29)      $          (0.42)     $          (3.86)
                                                       =================================================================
   WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING USED IN CALCULATION                            27,592,010             26,273,342            20,240,293
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
                                               ====================================================================================


                                                                      Additional                             Accumulated
                                                                      Paid in     Common Stock  Accumulated  Comprehensive
                                                  Shares    Dollars   Capital     Subscription   Deficit *   Income (Loss)   Total
                                               ------------------------------------------------------------------------------------
Common stock and warrants net of offering
 cost                                              262,851      263        9,561                                              9,824
Amortization of stock options and warrants to
 employees and consultants                                               989,252                                            989,252
Dividend (Preferred Stock)                                               386,954                 (2,920,893)             (2,533,939)
Warrants issued preferred stock                                        1,647,250                                          1,647,250
Bridge financing warrants                                                787,500                                            787,500
Beneficial conversion feature - Series B                              18,207,102                                         18,207,102
Conversion of Series B preferred stock             296,581      296      840,716                                            841,012
Series B Investor & placement warrants                                 7,922,663                                          7,922,663
Series A Investor warrants                                             3,065,931                                          3,065,931
Elimination of warrant liabilities                                       674,420                                            674,420
UAH stock for purchase of patent                   167,000      167      697,833                                            698,000
Registration filing fees                                                 (11,529)                                           (11,529)
Amortization of beneficial conversion
 feature, warrant discount and offering costs
 on redeemable preferred stock                                                                   (5,717,378)             (5,717,378)
Net loss -  2006                                                                                (24,956,520)            (24,956,520)
                                               ------------------------------------------------------------------------------------
December 31, 2006                               25,412,662   25,412   51,179,469                (41,635,863)              9,569,018
                                               ====================================================================================

Common stock for services                          302,660      302      261,192                                            261,494
Warrant exercises
Amortization of stock options and warrants to
 employees and consultants                                             1,638,128                                          1,638,128
Dividend (Preferred Stock)                                                                       (3,173,396)             (3,173,396)
Conversion of Series B preferred stock           1,860,724    1,861    4,704,099                                          4,705,960
Amortization of beneficial conversion
 feature, warrant discount and offering costs
 on redeemable preferred stock                                                                   (9,838,354)             (9,838,354)
Net loss - 2007                                                                                 (15,352,669)            (15,352,669)
Unrealized gain (loss) on short term
 investments held for sale                                                                                    (165,944)    (165,944)
                                               ------------------------------------------------------------------------------------
December 31, 2007                               27,576,046    27,575  57,782,888     $       0  (70,000,282)  (165,944) (12,355,763)
                                               ====================================================================================

Amortization of stock options and warrants to
 employees and consultants                                              901,037                                             901,037
Dividend (Preferred Stock)                                                                      (1,595,434)              (1,595,434)
Conversion of Series B preferred stock             20,445       20       17,615                                              17,635
Amortization of beneficial conversion
 feature, warrant discount and offering costs
 on redeemable preferred stock                                                                  (3,494,990)              (3,494,990)
Net loss - June 30, 2008 (Unaudited)                                                            (3,022,293)              (3,022,293)
Unrealized gain (loss) on short term
 investments held for sale                                                                                    (422,746)    (422,746)
                                               ------------------------------------------------------------------------------------
June 30, 2008  (Unaudited)                     27,596,491   $27,595  $58,701,540    $       0 $(78,112,999)  $(588,690)$(19,972,554)
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

                          SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                         WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                       Six Months           Six Months          June 18, 2002
                                                                         Ended                Ended            (Inception) to
                                                                      June 30, 2008        June 30, 2007        June 30, 2008
                                                                  --------------------------------------------------------------
Cash Flow from operating activities:                                $                   $                     $

    Net loss                                                              (3,022,293)         (3,922,688)         (50,070,556)
Adjustments to reconcile net loss to net cash used in operating activities:
    Impairment of assets                                                                                           18,191,450
    Depreciation and amortization                                              4,767             686,314            3,021,562
    Interest forgiveness                                                                                              135,327
    Warrant and common stock Issued for consulting                                                                     84,566
    Amortization of warrants & options to employees                          901,037             631,198            3,923,825
    Fair value adjustment warrant liability                                                                        (1,789,134)
    Financial transaction expense                                                                                   7,442,426
    Amortization of offering cost                                                                                     252,277

Changes in operating assets and liabilities:
    Accounts receivable                                                                           12,517                    -
    Prepaid expenses/Emp. receivable                                          26,177              (8,775)            (310,549)
    Asset held for sale                                                      994,246                                  650,398
    Accounts payable                                                          34,505             (57,098)             394,493
    Accrued salaries                                                          85,125             (23,410)             194,117
    Accrued other liabilities                                                 42,568             209,694              592,249
                                                                  --------------------------------------------------------------
    Net Cash used in operating activities                                   (933,868)         (2,472,248)         (17,287,549)
                                                                  --------------------------------------------------------------
Cash flows from investing activities:
    Construction in progress                                                                                       (4,043,205)
    Leasehold improvements                                                                        (6,222)          (2,970,548)
    Deposits on equipment                                                                                          (5,231,636)
    Purchase machinery & equipment                                           (80,350)           (147,025)          (8,333,759)
    Patient license
    Deposits                                                                  31,800                                   (4,719)
   (Purchase)sale of short-term investments                                2,127,706          (9,813,486)          (5,131,656)
                                                                  --------------------------------------------------------------
    Net Cash provided by(used in)investing activities                      2,079,156          (9,966,733)         (25,715,523)
                                                                  --------------------------------------------------------------
Cash flows from financing activities:

    Capital Lease
    Redeemable preferred stock                                                                                     30,346,461
    Senior secured debt                                                                                             6,265,000
    Repayment of senior secured debt
    Senior secured debt offering cost                                                                                (420,523)
    Payment of senior secured debt                                                                                 (2,785,000)
    Warrants, common stock and
    Additional paid in capital                                                                    1,996            13,453,622
                                                                  --------------------------------------------------------------
    Net Cash provided by financing activities                                      0              1,996            46,859,560
                                                                  --------------------------------------------------------------

Net increase (decrease)in cash and cash equivalents                        1,145,288         (12,436,985)           3,856,488
Beginning cash and cash equivalents                                        2,711,200          14,330,840
                                                                  --------------------------------------------------------------
Ending cash and cash equivalents                                           3,856,488           1,893,855            3,856,488
                                                                  ==============================================================
Non-cash investing and financing activities:
    Interest (Paid) Received                                        $        105,717  $          236,207     $        787,143
    Income Taxes Paid                                                            --                  --                    --

*During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.
      *The Company issued warrants to purchase 315,354 shares of common stock to the placement agent for services rendered in connection with the fund raising effort.
      *The Company issued warrants to purchase 50,000 shares of common stock for consulting services in 2004 and 100,000 shares of common stock upon the exercise of a warrant in exchange for services rendered.
*The Company issued 1,193,500 shares of common stock upon conversion of the Convertible
      Promissory notes payable and accrued interest of $135,327.
      *The Company issued warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement.
*During the six months ended June 30, 2007, the Company issued 103,340 shares in exchange for services rendered in 2006.
      *During the six month periods ended June 30, 2007 and 2008, the Company issued 1,209,646 shares and 20,445, respectively, of common stock in exchange for conversion of Preferred Series B stock.
*Short-term investments have been adjusted for unrealized losses of $588,690.


                               SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007

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

INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for a full year. December 31, 2007 balances were derived from audited financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2007.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations when incurred.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, the Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible and may be limited due to future changes in control. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

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

SHORT TERM INVESTMENTS

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. All investments held at June 30, 2008 are short-term available for sale securities. At June 30, 2008, their face value was $5.1 million. They are carried at quoted fair market value of $4.5, with unrealized gains and losses reported in shareholders' equity as a component of accumulated comprehensive income. Due to the uncertainty in the financial markets, auction rate securities have experienced liquidity uncertainty. In August 2008, the Company sold securities with a face value of $3.6 million for $3.3 million, which was equal to their fair market value at June 30, 2008. The Company has not been able to liquidate the remaining $1.5 million securities as of August 14, 2008. The Company has not been required to liquidate any of these investments for operating purposes and the failure to sell the securities has not affected the Company's operations. The Company is working with its investment advisor and closely monitoring the market in an effort to reduce its risk and minimize any losses. The Company has evaluated the solvency of the issuers of these securities as of August 14, 2008 and, as of this date, did not believe that a further write-down or recognition of any losses other than temporary was necessary in accordance with FSP 115-1 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The net unrealized loss of $588,690 recorded in shareholders' equity as of June 30, 2008 was comprised entirely of unrealized losses. Maturity dates of investments, primarily auction rate securities, classified as available for sale securities extend to 2050.


CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances at financial institutions. Cash balances at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

FIXED ASSETS

Machinery and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in our Anaheim plant (no longer leased or otherwise being used by us),over the remaining life of the lease, whichever is shorter.

Our policy regarding fixed assets is to review such fixed assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the review indicates that fixed assets are not recoverable (i.e. the carrying amounts are more than the future projected undiscounted cash flows), their carrying amounts would be reduced to fair value.

During the third quarter of 2007, we determined that our ongoing research and development work, if necessary, would more efficiently be carried out at a facility other than our Anaheim Facility. As of June 30, 2008, the Anaheim Facility lease had been terminated and all assets had been sold or scrapped.

We capitalize leases in accordance with FASB 13.

INTANGIBLES

Intangible assets are recorded at cost and are classified as held for sale at June 30, 2008. At June 30, 2008, the remaining intangible asset value is associated with the patent purchased from the University of Alabama in Huntsville on May 1, 2006. In February of 2008, we entered into an agreement to, among other things, sell the patent and all of its associated rights. The sale was scheduled to be completed by July 31, 2008. As of August 14, 2008, the sale had not been completed. The Company is still in discussions with CES for the purchase of the patent. The Company believes a sale will be completed within one year, as prescribed by the requirements in SFAS 144, and therefore the Company has concluded that the "held for sale" classification is appropriate.

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

STOCK-BASED COMPENSATION

As of June 30, 2008, the Company had two share-based compensation plans, which are described below. The compensation cost that has been charged against income for the plans was $451,036 and $446,090 for the three months ended June 30, 2008 and 2007, respectively, and $901,037, $631,198 and $3,923,825 for the six months ended June 30, 2008 and 2007 and for the period from inception to June 30, 2008, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. As of June 30, 2008 and 2007, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

The Company's 2004 Incentive Stock Option Plan (the "2004 Plan"), which is shareholder-approved, provides for the issuance by the Company of a total of up to 2.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. At December 31,2007, there were 1,812,000 options outstanding under the 2004 Plan.

In May of 2007, the board of directors approved the Company's 2007 Incentive Stock Plan (the "2007 Plan"), which is not shareholder-approved. The 2007 plan provides for the issuance by the Company of a total of up to 6.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company granted options to acquire 2,856,000 shares during the year ended December 31, 2007 to employees, members of the board of directors and consultants. During the quarter ended June 30, 2008, the Company granted options to acquire 1,575,000 shares to employees and members of the board of directors.

In November of 2007, the board of directors approved the extension of the period of time in which an optionee has to exercise vested options after termination of employment from three months to three years. The Company's calculation of the incremental expense resulting from this change in accordance with SFAS 123R paragraph 51 was approximately $70,000.

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

                                         SIX MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30, 2008          JUNE 30, 2007
                                        -------------------   ------------------

Expected volatility                       81.20 - 94.46 %             75%
Expected dividends                              0 %                    0 %
Expected term (in years)                   5.15 - 9.45            5.5 - 9.9
Risk-free rate                             1.55 - 4.19%          4.98 - 5.1%

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

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 30,579,551, consisting of employee options of 6,418,000, non-employment warrants of 6,829,827, Preferred Series A of 6,253,341 and Preferred Series B of 11,078,382, were not included in the calculation of diluted earnings per share at June 30, 2008 . Due to their anti-dilutive effect, common stock equivalents of 28,526,234, consisting of employee options of 4,843,000, investor warrants of 6,803,827, Preferred Series A of 5,777,119 and Preferred Series B of 11,102,288, were not included in the calculation of diluted earnings per share at June 30, 2007.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS NO. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not believe the adoption of SFAS No. 162 will have a material impact on the Company's financial statements.

ISSUE NO. 08-4, "TRANSITION GUIDANCE FOR CONFORMING CHANGES TO ISSUE NO. 98-5"
-------------------------------------------------------------------------------
At the November 2007 EITF meeting, the FASB staff and EITF discussed a document highlighting revisions that should be made to Issue 98-5 as a result of the guidance in: (a) EITF Issue No. 00-27, "Application of EITF Issue No. 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments," and (b) FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. At the FASB meeting of June 12, 2008, the FASB ratified the final consensus reached in this issue. Management does not believe the adoption of Issue No. 08-4 will have a material impact on the Company's financial statements.

ISSUE NO. 08-3, "ACCOUNTING BY LESSEES FOR MAINTENANCE DEPOSITS UNDER LEASE AGREEMENTS"
--------------------------------------------------------------------------------
Equipment lease agreements often call for the lessee to repair and maintain a leased asset over the term of the lease. In some cases, the lease agreement requires the lessee to pay a maintenance deposit to the lessor. The purpose of this deposit is to protect the lessor in the event the lessee does not fulfill its repair and maintenance responsibilities related to the leased asset. Requiring such a deposit from the lessee does not excuse the lessee from its obligation to repair and maintain the leased asset. In addition, the lessor's acceptance of such a deposit does not transfer the responsibility for repairing and maintaining the leased asset to the lessor, nor does it transfer to the lessor the cost or quality risk associated with the repair and maintenance activities. As the lessee incurs costs to repair and maintain the leased asset, the lessor may be required to reimburse the lessee for these costs using the maintenance deposit, to the extent the maintenance deposit includes sufficient funds. If there are funds left in the maintenance deposit at the end of the lease term, the lease agreement may call for either: (a) the lessor making a payment to the lessee for that remaining amount or (b) the lessor retaining that remaining amount. The former is often referred to as a refundable maintenance deposit. The latter is often referred to as a nonrefundable maintenance deposit. At the FASB meeting of June 12, 2008, the FASB ratified the final consensus reached in this issue. Management does not believe the adoption of Issue No. 08-4 will have a material impact on the Company's financial statements.

FASB STAFF POSITION NO. EITF 03-6-1 DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES
-------------------------------------------------------------------------------
This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. Management does not believe the adoption of this staff position will have a material impact on the Company's financial statements.

FASB STAFF POSITION NO. APB 14-1 ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)
-------------------------------------------------------------------------------
This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Management does not believe that the adoption of this staff position will have a material impact on the Company's financial statements.

FASB STAFF POSITION NO. FAS 142-3 DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS
--------------------------------------------------------------------------------
This FASB Staff Position (FSP) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). Management does not believe that the adoption of the staff position will have a material impact on the Company's financial statements.

NOTE 2.     GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the six months ended June 30, 2008 of $8,112,717 and an accumulated deficit attributable to common shareholders of $78,112,999 for the six months ended June 30, 2008. The Company expects to incur substantial additional losses and costs and capital expenditures before it can operate profitably. These issues raise substantial doubt about the Company's ability to continue as a going concern. The ability to operate profitably is subject to, among other things, developing products. The Company's ability to accomplish this is dependent on successful research and development, engineering and obtaining additional funding. If the Company is unsuccessful, it may be unable to continue as a going concern for a reasonable period of time.

There can be no assurance that the Company's research and development and engineering activities or any future efforts to raise additional debt and/or equity financing will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition to looking for traditional capital, the Company is looking for a joint venture partner to assist in the development of its gasification strategy and is also evaluating strategic alternatives, such as a merger or acquisition, to help generate additional financing. In this regard, on May 15, 2008, the Company entered into a definitive agreement to merge with Vertex Energy, Inc., which agreement was amended and restated on May 19, 2008. There can be no assurance that the transaction will be completed, and the Company's continuation as a going concern remains dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations.


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

During the fourth quarter of 2007, the Company determined it would not use the technologies related to the intangible assets in its future plants. Consequently, it reclassified the unamortized intangible assets to Assets Held for Sale and accounted for at the lower of fair value less cost to sell (net fair value) or carrying value. In March of 2008, the Company entered into a definitive agreement to sell the intangible assets, settle the lawsuit with BPI and sell a significant amount of the assets which were used in the Anaheim plant to exploit the patent, for a total of approximately $1.9 million. As of August 14, 2008, the Company had not received the entire payment for the purchase of the patent. Because the carrying value of $89,000 is less than the net fair value no adjustment was recorded.

NOTE 4.   TERMINATION OF SIGNIFICANT CONTRACT

In June 2003, the Company entered into a multi-year recycle agreement with Taormina Industries, Inc. pursuant to which, among other things, Taormina agreed to deliver residual municipal solid waste (MSW) to the Company for processing and the Company agreed to lease a building for the related recycling facility on Taormina's campus in Anaheim, California (the "Anaheim Facility"). The lease for the Anaheim Facility was entered into in July 2004. The recycling agreement, as amended, provided that the recycling agreement would terminate automatically upon termination of the lease.

As previously disclosed, during early 2007 the Company began using the Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. The Company subsequently determined that the ongoing research and development work, if necessary, would more efficiently be carried out at another location. Consequently, in order to reduce costs and focus management attention and cash resources on the Company's renewable energy process, the Company initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. On November 7, 2007, Taormina filed an unlawful detainer action in the Superior Court of the State of California, County of Orange (the "Action") against the Company as to the Anaheim Facility. On March 5, 2008, Taormina and the Company entered into a stipulation for entry of judgment in the Action (the "Stipulation"). The Stipulation provides for: (a) the cancellation and forfeiture of the lease; (b) the Company to make a payment of $192,217.57 (the "Payment") to Taormina; and (c) the Company to remain in possession of the Anaheim Facility until June 30, 2008. The Company has made the Payment to Taormina and, on May 8, 2008, vacated the premises.

The non-competition and right of first refusal provisions of the recycle agreement will survive termination of such agreement through July 25, 2014 (the date that the lease would have expired had it not been terminated).


NOTE 5.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has outstanding two classes of Preferred Stock, Series A and Series
B. Holders of both series of preferred stock are entitled to receive cumulative dividends, payable quarterly in additional shares of preferred stock, at the rate of 8% per annum as and if declared by the Board of Directors. The holders of a majority of each class of preferred shares have the option to require the Company to redeem all outstanding shares on April 28, 2010. If all of the shares that are outstanding at June 30, 2008 were outstanding and redeemed at April 28, 2010, the liability would be approximately $46 million. In the event the holders do not exercise this redemption right, all shares of Series A and Series B will automatically convert into shares of common stock on such date.

The warrant values, offering costs and beneficial conversion features of both classes of preferred stock have been treated as discounts to the carrying value of the preferred stock, and are being accreted through their redemption date under an acceptable method in accordance with EITF Topic D-98. For the Series B Preferred Stock the Company deemed the straight-line method to be a preferable method, giving rise to a more appropriate distribution of the dividend recognition over the accretion period. The amortization costs are treated consistent with the treatment of preferred stock dividends.

      THE SUMMARY FOR THE SERIES A AND B IS AS FOLLOWS:

                                                                  SERIES A          SERIES B           TOTAL
                                                              ----------------  ----------------  ----------------
Gross proceeds                                                 $   10,189,000    $   28,488,800    $   38,677,800
Cumulative in kind dividends                                        3,099,351         4,771,762         7,871,113
Converted to common stock                                                  --        (5,564,608)       (5,564,608)
                                                              ----------------  ----------------  ----------------
Total outstanding                                                  13,288,351        27,695,954        40,984,305

Unamortized beneficial conversion feature                            (581,610)       (7,175,024)       (7,756,634)
Unamortized offering costs                                           (685,014)       (1,806,431)       (2,491,445)
Unamortized warrant value                                            (581,611)       (2,269,186)       (2,850,797)
                                                              ----------------  ----------------  ----------------
Balance at June 30, 2008                                       $   11,440,116    $   16,445,313    $   27,885,429
                                                              ================  ================  ================


NOTE 6.   CAPITAL LEASE OBLIGATION

      Capital Lease obligation is comprised as follows:

                                                                   JUNE 30, 2008       DECEMBER 31, 2007
                                                                --------------------  -------------------
Capital Lease for Front End Loader, 0 monthly                                               $ 80,350
     installments were remaining at June 30, 2008 ,
     interest was imputed at 8.25%

Less: Current portion                                                                         49,524
                                                                --------------------  -------------------
                                                                        $0                  $ 30,826
                                                                ====================  ===================

The capital lease was terminated in March of 2008.


NOTE 7.   COMMITMENT AND CONTINGENCIES

On October 29, 2007 the lease for the Company's Anaheim plant was terminated (see Note 4). Consequently, the Company has not included the future rent obligations in the schedule below. The Company has an operating lease obligation for its San Diego office space through September 2008 of approximately $13,029:

          Less than 1 year                       $13,029
          more than 1 less than 3                $    --
          more than 3 less than 5                $    --
          after 5 years                          $    --

NOTE 8.   SUBSEQUENT EVENTS

As previously disclosed, in March 2008, the Company entered into an agreement with Clean Earth Solutions, Inc. ("CES"), pursuant to which the Company agreed
(i) to sell to CES specified assets relating to the "front end" process of the Company's Anaheim Facility for a cash payment to us of $500,000 (the "First Closing"), (ii) to settle a dispute arising from design issues related to the steam classification vessels that the Company had intended to use in its operations, in exchange for a payment to the Company of $640,000 (the "Second Closing") and (iii) to sell to CES all of the Company's intellectual property rights in the Company's pressurized steam classification process in exchange for a payment to the Company of $800,000 (of which $236,000 was previously paid by CES to the Company) (the "Third Closing"). On March 7, 2008, CES paid the Company $500,000 and the First Closing was consummated. In June 2008, CES paid the Company $640,000 for the Second Closing. Pursuant to this agreement, the Third Closing is to occur on such a date as determined by CES, provided that the Third Closing must occur no later than July 31, 2008. As of August 14, the Third Closing had not occurred.

At June 30, 2008, approximately $4.5 million of our securities were in the form of auction rate securities. These securities are stated at the lower of cost or market. The face value of these securities was approximately $5.1 million. The securities had been offered for sale during the quarter ended June 30, 2008. However, due to the failure of the auctions, no securities were sold. The failure of the auctions did not affect the Company's ability to meet its obligations in the normal course of business. Management has evaluated the solvency of the issuers of these securities and does not believe an additional reserve is necessary. In August of 2008, the Company sold some of its auction rate securities with a face value of $3.6 million for $3.3 million, which was the stated fair market value at June 30, 2008. As of August 14, 2008, the Company continues to hold auction rate securities with a face value of $1.5 million. The market value of these securities at June 30, 2008, as reflected in the financial statements, was estimated to be approximately $1.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      The following discussion, as well as information contained elsewhere in this report, contains "forward-looking statements." These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, and general competitive and economic conditions.

      Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under "Item 1A - Risk Factors" in our annual report on Form 10K for the year ended December 31, 2007.

PROPOSED MERGER

On May 15, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vertex Energy, LP, a Texas limited partnership ("Vertex LP"), Vertex Energy, Inc., a Nevada corporation ("Vertex Nevada"), Vertex Merger Sub, Inc., a California corporation and wholly owned subsidiary of Vertex Nevada, and Benjamin P. Cowart, as agent for the shareholders of Vertex Nevada (the "Agent"). On May 19, 2008, the Company, Vertex LP, Vertex Nevada and Vertex Merger Sub, LLC., a California limited liability company and wholly owned subsidiary of Vertex Nevada ("Merger Sub"), entered into an Amended and Restated Merger Agreement (as so amended and restated, the "Merger Agreement").

Vertex LP is a Texas-based privately held limited partnership controlled by the Agent. Among other businesses, Vertex LP engages in the recycling of used motor oil and other hydrocarbons. This is accomplished (1) through Vertex LP's Black Oil division, which aggregates used motor oil from third-party collectors and manages the delivery of its feedstock primarily to a third-party re-refining facility, and (2) through Vertex LP's Refining and Marketing division, which aggregates hydrocarbon streams from collectors and generators and manages the delivery of the hydrocarbon waste products to a third-party facility for further processing, and then manages the sale of the end products. In addition, Vertex LP proposes to implement proprietary re-refining technology that will process used motor oil and convert it to higher value products such as marine diesel oil and vacuum-gas oil. Vertex Nevada generated revenues of approximately $36.5 million and approximately $42 million in 2006 and 2007, respectively. Pursuant to the merger, Vertex LP will transfer the assets relating to the foregoing businesses to Vertex Nevada.

Immediately following the merger and assuming no appraisal rights are exercised, the existing partners of Vertex LP will hold approximately 45% of the outstanding shares of Vertex Nevada (including shares to be held by advisors and consultants to Vertex LP), the existing holders of the Company's common stock will hold approximately 20% of the outstanding shares of Vertex Nevada, the existing holders of the Company's Series A Preferred Stock will hold approximately 14% of the outstanding shares of Vertex Nevada, and the existing holders of the Company's Series B Preferred Stock will hold approximately 21% of the outstanding shares of Vertex Nevada (in each case, treating as outstanding, shares issuable upon the exercise of warrants to acquire shares of common stock at a nominal exercise price).

Immediately prior to the Merger, the Company will be required to make a cash payment to the existing Vertex shareholders of $4.4 million. As a result of these transactions, immediately following the merger the existing shareholders of World Waste will own approximately 55% of the capital stock of Vertex Nevada, in exchange for which World Waste will have made net payments of $7.0 million (comprised of (1) the $4.4 million just described, plus (2) $5.0 million that World Waste is required to transfer to Vertex Nevada, less (3) $2.4 million of World Waste indebtedness being assumed by Vertex Nevada).

The Merger Agreement contains customary and mutual representations, warranties, covenants and indemnification provisions. Either party has the right to terminate the Merger Agreement if the merger has not closed by December 31, 2008.

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

The obligation of Vertex to consummate the Merger is subject to the satisfaction or waiver (where permissible) of additional closing conditions including the following:

         o the Company has no liabilities (except for up to $2.4 million of permitted indebtedness);

         o after taking into account the $4.4 million payment by the Company to the Vertex LP partners, the Company has at least $5.0 million of cash on hand (inclusive of the proceeds of up to $2.4 million of permitted indebtedness). In order to satisfy these cash requirements, the Company will need to liquidate its short term investments in auction rate securities ("ARS's"). Due to the illiquidity of the ARS market, the Company may not be able liquidate these securities at their face amount. Accordingly, the Company may not be able to meet this cash on hand requirement; and

         o the Agent and certain members of his immediate family have been removed as personal guarantors on certain indebtedness of Vertex LP to be assumed by Vertex Nevada.


COMPANY OVERVIEW

         World Waste management is currently focused on completing the merger with Vertex Nevada while maintaining the viability of its renewable energy business plan. Following the merger, it is anticipated that the renewable energy business plan may continue to be pursued by Vertex Nevada through a subsidiary. Expenditures related to the renewable energy business are being minimized as World Waste seeks to maintain relationships, contract negotiations and other relevant activities related to the potential development of renewable energy projects without encumbering its ability to meet the closing conditions of a merger in a timely manner. However, the primary focus of the combined company post merger will be Vertex's hydrocarbon recycling business and the pursuit of growth opportunities related to this business segment. The following is an overview of World Waste and its business operations prior to consummation of the merger and other transactions contemplated by the merger agreement.

         World Waste is a development stage company formed to develop, design, build, own and operate facilities which employ systems and technologies designed to profitably convert municipal solid waste (MSW) and other waste streams, such as wood waste and construction and demolition debris, into usable commodities and products. These products are expected to include renewable energy, recyclable commodities, and potentially bio-fuels. World Waste plans to continue to concentrate its efforts on producing renewable energy from waste materials through the use of gasification and pyrolysis technologies in order to meet the rapidly growing demand for renewable power. World Waste believes that this increased demand is being driven, to a large extent, by the adoption of Renewable Portfolio Standards in a number of states, which require or encourage utilities to have a specific percentage of their electricity sales come from renewable sources.

         To implement its renewable energy platform, World Waste may plan to pursue the development of facilities in targeted markets where it believes World Waste will be able to earn a "tipping" fee for accepting wastes and a premium for the sale of renewable energy products or receive a very low cost biomass feedstock. World Waste also may plan to develop or obtain the rights to use gasification technologies in demonstration application to gain operating experience with the unique aspects of gasifying biomass derived from municipal solid waste and other waste streams such as construction and demolition debris, and to develop detailed design criteria for larger-scale systems.

         World Waste anticipates that the development of projects using these technologies could position it to generate three distinct revenue streams: (a) "tipping" fees charged to the entities that supply it with MSW or other waste materials, (b) recycling revenue from the sale of commodity recyclables (such as beverage containers, aluminum, steel, plastics, and glass) that its process recovers and which otherwise would be interred in landfills, and (c) revenue from the sale of its end products, anticipated to be primarily renewable electricity, and potentially bio-fuels. World Waste believes that its receipt of fees from waste generators or handlers could provide it with a low cost fuel source, which is an important and beneficial characteristic of its business model.

RENEWABLE ELECTRICITY OPPORTUNITIES

         World Waste may plan to continue to focus its efforts on the utilization of one or more gasification and/or pyrolysis technologies that may be used to generate various renewable energy products from MSW and other waste streams. It may plan to seek to continue to enter into strategic relationships with companies that have developed gasification technologies, and to further investigate the commercialization of its own technology. A process, which it believes has significant potential for successful commercialization, involves using a gasification technology to produce a synthetic gas (or "syngas") from the cellulose biomass fraction of MSW and construction and demolition debris derived from a materials' separation and classification process. Wood waste, sewage sludge and other commercial waste streams are also potential feedstocks. The resulting syngas or bio-oil would be used to fire a boiler driving a steam turbine. World Waste also believes that after a gas clean-up process, it may be possible to put the syngas directly into a gas-fired turbine. In either case, World Waste believes the process has the potential to produce a significant amount of renewable electricity for sale to utilities.

STRATEGY

         World Waste's goal is to develop and/or acquire full-scale commercial facilities which profitably transform residual MSW, wood waste and other waste streams into usable renewable energy or products, including electricity, synthetic gas and bio-oil and/or bio-fuels.

AGREEMENT WITH CES

         In March 2008, we entered into an agreement with Clean Earth Solutions, Inc. ("CES"), pursuant to which we agreed (i) to sell to CES specified assets relating to the "front end" process of our Anaheim Facility for a cash payment to us of $500,000 (the "First Closing"), (ii) to settle a dispute arising from design issues related to the steam classification vessels that we had intended to use in our operations, in exchange for a payment to us of $640,000 (the "Second Closing") and (iii) to sell to CES all of our intellectual property rights in our pressurized steam classification process in exchange for a payment to us of $800,000 (of which $236,000 was previously paid by CES to us) (the "Third Closing"). On March 7, 2008, CES paid $500,000 to us, and the First Closing was consummated. In June 2008, CES paid The Company $640,000 for the Second Closing. Pursuant to this agreement, the Third Closing is to occur on such a date as determined by CES, provided that the Third Closing must occur no later than July 31, 2008. As of August 14, 2008, the Third Closing had not occurred. In the event that CES is unable to comply with its commitments as set forth in this agreement, taking into account any agreed-upon extensions, we would continue to pursue our rights with respect to the dispute (unless it is otherwise resolved) and we would seek an alternative buyer or licensee for our intellectual property rights, in addition to any pursuing any other remedies we might be entitled to from CES.

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

      Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2007 and our unaudited financial statements dated June 30, 2008. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has not derived substantial revenues from its activities to date.

INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2007.

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

SHORT TERM INVESTMENTS

      The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. All investments held at June 30, 2008 are short-term available for sale securities. They are carried at quoted fair value, with unrealized gains and losses reported in shareholders' equity as a component of accumulated comprehensive income.

FIXED ASSETS

      Machinery and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in our Anaheim plant (no longer being used), over the remaining life of the lease, whichever is shorter.

      Our policy regarding fixed assets is to review such fixed assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the review indicates that fixed assets are not recoverable (i.e. the carrying amounts are more than the future projected undiscounted cash flows), their carrying amounts would be reduced to fair value.

      During the third quarter of 2007, we determined that our ongoing research and development work, if necessary, would more efficiently be carried out at a facility other than our Anaheim Facility. As of June 30, 2008, the Anaheim Facility lease had been terminated and all assets had been sold or scrapped.

      We capitalize leases in accordance with FASB 13.

INTANGIBLES

      Intangible assets are recorded at cost and are classified as held for sale at June 30, 2008. At June 30, 2008, the remaining intangible asset value is associated with the patent purchased from the University of Alabama in Huntsville on May 1, 2006.In February of 2008, we entered into an agreement to, among other things, sell the patent and all of its associated rights. The sale was scheduled to be completed by July 31, 2008. As of August 14, 2008, the sale had not been completed. The Company is still in discussions with CES for the purchase of the patent. The Company believes a sale will be completed within one year, as prescribed by the requirements in SFAS 144, and therefore the Company has concluded that the "held for sale" classification is appropriate.


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

NEW ACCOUNTING PRONOUNCEMENTS

SFAS NO. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
-----------------------------------------------------------------------
The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not believe the adoption of SFAS No. 162 will have a material impact on the Company's financial statements.

ISSUE NO. 08-4, "TRANSITION GUIDANCE FOR CONFORMING CHANGES TO ISSUE NO. 98-5"
-------------------------------------------------------------------------------
At the November 2007 EITF meeting, the FASB staff and EITF discussed a document highlighting revisions that should be made to Issue 98-5 as a result of the guidance in: (a) EITF Issue No. 00-27, "Application of EITF Issue No. 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments ," and (b) FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. At the FASB meeting of June 12, 2008, the FASB ratified the final consensus reached in this issue. Management does not believe the adoption of Issue No. 08-4 will have a material impact on the Company's financial statements.

ISSUE NO. 08-3, "ACCOUNTING BY LESSEES FOR MAINTENANCE DEPOSITS UNDER LEASE AGREEMENTS"
-------------------------------------------------------------------------------

Equipment lease agreements often call for the lessee to repair and maintain a leased asset over the term of the lease. In some cases, the lease agreement requires the lessee to pay a maintenance deposit to the lessor. The purpose of this deposit is to protect the lessor in the event the lessee does not fulfill its repair and maintenance responsibilities related to the leased asset. Requiring such a deposit from the lessee does not excuse the lessee from its obligation to repair and maintain the leased asset. In addition, the lessor's acceptance of such a deposit does not transfer the responsibility for repairing and maintaining the leased asset to the lessor, nor does it transfer to the lessor the cost or quality risk associated with the repair and maintenance activities. As the lessee incurs costs to repair and maintain the leased asset, the lessor may be required to reimburse the lessee for these costs using the maintenance deposit, to the extent the maintenance deposit includes sufficient funds. If there are funds left in the maintenance deposit at the end of the lease term, the lease agreement may call for either: (a) the lessor making a payment to the lessee for that remaining amount or (b) the lessor retaining that remaining amount. The former is often referred to as a refundable maintenance deposit. The latter is often referred to as a nonrefundable maintenance deposit. At the FASB meeting of June 12, 2008, the FASB ratified the final consensus reached in this issue. Management does not believe the adoption of Issue No. 08-4 will have a material impact on the Company's financial statements.


FASB STAFF POSITION NO. EITF 03-6-1 DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES
--------------------------------------------------------------------------------

This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. Management does not believe the adoption of this staff position will have a material impact on the Company's financial statements.

FASB STAFF POSITION NO. APB 14-1 ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)
-------------------------------------------------------------------------------

This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Management does not believe that the adoption of this staff position will have a material impact on the Company's financial statements.

FASB STAFF POSITION NO. FAS 142-3 DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS
--------------------------------------------------------------------------------

This FASB Staff Position (FSP) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). Management does not believe that the adoption of the staff position will have a material impact on the Company's financial statements.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED JUNE 30, 2008 AND 2007

REVENUES AND COST OF GOODS SOLD

      During the plant start-up phase of our Anaheim plant, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. In January 2007, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which the Company considered necessary to operate the plant with the expectation of being profitable. Therefore, beginning in January 2007, we began to operate the plant only as part of research and development projects including but not limited to the development of alternative back-end processes such as gasification and acid hydrolysis for the production of ethanol. Consequently, we have not recognized any revenue since. We essentially ceased utilizing the plant for any purpose in the third quarter of 2007 and vacated the plant completely in May 2008. World Waste management is currently focused on completing the merger with Vertex Nevada while attempting to maintain the viability of its renewable energy business plan.

EXPENSES

      There was no research and development expense during the quarter ended June 30, 2008, a decrease from approximately $800,000 during the comparable quarter in 2007. The decrease was primarily due to the closure of the Anaheim plant and our focus on completing the transaction with Vertex Nevada as described above.

      General and administrative expense decreased to $1,401,814 during the quarter ended June 30, 2008 from $1,425,176 for the comparable period in 2007. This $23,362 decrease was primarily the result of a decrease in payroll expenses due to a decrease in headcount, offset by an increase in employee stock option expense of approximately $270,000. General and administrative expense for the quarter ended June 30,2008 was comprised primarily of employee option expense of approximately $451,000, compensation expense, including Board of Director's fees, of approximately $296,000, including severance of $50,000, business development expenses of approximately $200,000, professional fees of approximately $267,000, property taxes of $107,000 and other expenses of $83,000.

      The Company's "cash burn" rate (net loss before depreciation, stock compensation and accrued severance expense) decreased during the quarter ended June 30, 2008 to approximately $820,000 from approximately $1,360,000 for the quarter ended June 30, 2007. This is a result of our focus on completing the transaction with Vertex Nevada as described above.

      Interest income of $78,134 and $105,717 for the second quarter of 2008 and 2007, respectively, represents the interest earned on the cash received for the issuance of the Series B Preferred Stock in May of 2006.

      Preferred stock dividend and amortization of beneficial conversion feature, warrant discount and offering costs decreased to $2,556,197 in the quarter ended June 30, 2008 from $3,347,388 during the comparable period in 2007 due to the amortization of beneficial conversion feature.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 TO THE SIX MONTHS ENDED JUNE 30,
2007

REVENUES AND COST OF GOODS SOLD

      During the plant start up phase of our Anaheim plant, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. In January 2007, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which the Company considers necessary to operate the plant with the expectation of being profitable. Therefore, beginning in January 2007, we began to operate the plant only as part of research and development projects including but not limited to the development of alternative back end processes such as gasification and acid hydrolysis for the production of ethanol. Consequently, we did not recognize any revenue since. We essentially ceased utilizing the plant for any purpose in the third quarter of 2007 and vacated the plant completely in May 2008. World Waste management is currently focused on completing the merger with Vertex Nevada while maintaining the viability of its renewable energy business plan.


EXPENSES

      Research and development expense decreased from $1,749,875 for the six months ended June 30, 2007 to $16,359 for the six months ended June 30, 2008. The decrease was primarily due to the closure of the Anaheim plant in 2008 and our focus on the transaction with Vertex Nevada compared to the cost of research and development activities related to gasification of approximately $150,000, Anaheim plant costs of approximately $750,000, and plant depreciation of $630,000 in the 2007 period being classified as research and development expense due to the then-current nature and intent of the plant operations.

      General and administrative expense increased from $2,408,667 for the six months ended June 30, 2007 to $3,178,745 for the comparable period in 2008. This $770,078 increase was primarily the result of an increase in employee stock option expense of $270,000, consulting fees of approximately $262,000 primarily related to technologies and new sites, and legal fees due to agreements with CES, Taormina and the Vertex Nevada merger. General and administrative expense for the six months ended June 30,2008 was comprised primarily of employee option expense of approximately $901,000, compensation expense, including Board of Director's fees, of approximately $864,000, including severance of $288,000, business development expenses of approximately $600,000, professional fees of approximately $556,000, property tax of approximately $93,000,and other expenses of $165,000.

      The Company's "cash burn" rate (net loss before depreciation and stock compensation) decreased during the six months ended June 30, 2008 to approximately $2 million from approximately $2.7 million for the six months ended June 30, 2007

      The interest income of approximately $147,000 for the six months ended June 30, 2008 represents the interest earned on the cash received for the issuance of the Series B Preferred Stock in May of 2006. Interest expense of approximately $235,000 for the six month period ended June 30, 2007 related to interest on the Senior Secured Debt which was issued in November of 2005 and February of 2006. All of the Senior Secured Debt was extinguished in May of 2006.

      Preferred stock dividend and amortization of beneficial conversion feature, warrant discount and offering costs decreased to $5,090,424 for the first six months ended June 30, 2008 from $7,051,028 from the comparable period in 2007 due to the conversion of some of the preferred stock to common.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2008, we had cash and cash equivalents on hand of approximately $3.9 million and short-term investments of approximately $4.5 million (a total of approximately $8.4 million) representing a decrease of $1.4 million from our December 31, 2007 cash, cash equivalents and short-term investments totaling approximately $9.8 million.

      During the first six months of 2008, net cash used for operating activities was approximately $934,000, net of cash received from assets held for sale of $994,000. The use of cash was primarily for general and administrative expenses. During the six months ended June 30, 2008, approximately $80,000 was used for the buyout of the Company's capital lease.

      Cash and cash equivalents and short-term investments were also negatively impacted during the six months ended June 30, 2008 due to the temporary write-down of the Company's auction rate securities (short-term investments) by $422,746, as described below.

      In March 2008 and June 2008, we received payments from CES of $676,000 and $640,000,respectively, upon the sale of assets relating to the front-end process of our facility. These payments were accounted for as a reduction of the Company's assets held for sale. CES is obligated to make additional payments to us aggregating $564,000 in 2008 pursuant to our sale of certain intellectual property rights. As of August 14, 2008, CES has not made the final payment. We cannot assure you that the Company will receive the final payment.

      At June 30, 2008, approximately $4.5 million of our securities were in the form of auction rate securities. These securities are stated at the lower of cost or market. As of June 30, 2008, the face value of these securities was approximately $5.1 million. The securities had been offered for sale during the quarter ended June 30, 2008. However, due to the failure of the auctions, no such securities were sold. The failure of the auctions did not affect the Company's ability to meet its obligations in the normal course of business. Management has evaluated the solvency of the issuers of these securities and does not believe an additional reserve is necessary. In August of 2008, the Company sold auction rate securities with a face value of $3.6 million for $3.3 million which was the stated fair market value at June 30, 2008. As of August 14, 2008, the Company continues to hold auction rate securities with a face value of $1.5 million. The market value of these securities at June 30, 2008, as reflected in the financial statements, was estimated to be approximately $1.2 million.

      In order to close the proposed merger with Vertex Nevada, the Company will need to have a minimum of $9.4 million on hand, after satisfying all of its liabilities (other than up to $2.4 million of permitted indebtedness). Due to a number of factors, including (1) that the transaction has taken longer than originally anticipated to close, (2) the possibility that the Company will be unable to liquidate its remaining auction rate securities at or near their face amount, (3) the possibility that the Company will be unable to secure the necessary borrowing, and (4) the possibility that the transaction costs exceed the Company's estimates, the Company might not have sufficient cash on hand to satisfy this condition to the closing of the Proposed Merger. In this case, absent a waiver of this closing condition by the other party to the transaction, the proposed merger could not be consummated.

      As of June 30, 2008, the Company had no long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other similar long-term liabilities. The capital lease outstanding at December 31, 2007 was paid off in March 2008.

      The holders of our preferred stock have the right to require our company to redeem their shares on April 10, 2010, at a price equal to the original issuance price (with accrued but unpaid dividends being treated as outstanding for purposes of calculating the total redemption price), for a total of approximately $46 million (assuming none of such shares of preferred stock are converted to common stock prior to any such redemption). In the event that the proposed merger with Vertex Nevada does not close, we will need to raise significant additional capital or restructure the terms of our preferred stock in order to meet this redemption obligation if and when it become due. If we are unable to do so, and if the holders of World Waste's preferred stock exercise their redemption right, World Waste would likely be rendered insolvent. In addition, if the merger does not close, the holders of World Waste's Series A Preferred Stock could exercise their right to elect a majority of World Waste's Board of Directors, which would give such holders effective control over World Waste.

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

      There was no change in the Company's internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LITIGATION

      As previously disclosed, during early 2007 we began using our Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. In the third quarter of 2007, we determined that the ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, our research and development partner, or at some other outsourced research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycle agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. On November 7, 2007, Taormina filed an unlawful detainer action against us, and in March 2008, we entered into a stipulation for entry of judgment in this action. The stipulation provided for: (a) the cancellation and forfeiture of the lease; (b) a payment by us to Taormina of $192,218 (which payment was subsequently made by us); and (c) our right to remain in possession of the Anaheim Facility until June 30, 2008.

      Pursuant to the Stipulation, we gave notice to Taormina of our intention to vacate the premises on May 15, 2008. We engaged in discussions with Taormina concerning the alterations and utility installations to be removed from the premises prior to the return of the premises to Taormina. In connection with those discussions, we entered into a letter agreement with Taormina concerning the South Yard of the property, which letter agreement provided that we would have no further obligation with respect to the turnover condition of the South Yard, in exchange for our payment to Taormina of $29,096 and the release of our rights to a refund of $30,904 of pre-paid rent. We made the $29,096 payment, and, on May 8, 2008, we turned over physical possession of the property to Taormina. On May 12, 2008, we advised Taormina that we had vacated the property, and requested that Taormina dismiss the unlawful detainer action. On June 11, 2008, Taormina requested dismissal of the Action with prejudice, and the dismissal was entered.


ITEM 1A - RISK FACTORS

      There have not been any changes in the risk factors previously disclosed in Form 10K for the year ended December 31, 2007.


ITEM 6.   EXHIBITS

Exhibits

2.1 Amended and Restated Agreement and Plan of Merger, dated May 19, 2008, by and among the Company, Vertex Energy, LP, Vertex Energy, LLC., Vertex Merger Sub, Inc., and Benjamin P. Cowart, as agent for the shareholders of Vertex Energy, Inc.

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

Date: August 14, 2008                     WORLD WASTE TECHNOLOGIES, INC.
                                          (Registrant)


                                          By: /s/ David Rane
                                              ------------------------------
                                              David Rane
                                              Acting Chief Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number   Description
------   -----------

2.1 Amended and Restated Agreement and Plan of Merger, dated May 19, 2008, by and among the Company, Vertex Energy, LP, Vertex Energy, Inc., Vertex Merger Sub, LLC., and Benjamin P. Cowart, as agent for the shareholders of Vertex Energy, Inc.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Acting Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Acting Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act