Form 10-K/A
period 2007-12-31
WORLD WASTE TECHNOLOGIES INC
filed 2008-11-07
CIK 890447

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                                (Amendment No. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         Commission File Number 1-11476

                            -------------------------

                         WORLD WASTE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                95-3977501
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

20400 Stevens Creek Road, 7th Floor, Cupertino, CA        95014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                EXPLANATORY NOTES

World Waste Technologies, Inc. ("we," "our," "us" and the "Company") is amending our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which we sometimes refer to in this amendment as our "original Form 10-K," for the sole purpose of correcting the forms of the certifications made by our Chief Executive Officer and Acting Principal Accounting Officer in Exhibits 31.1 and 31.2.

Except for the foregoing Exhibits, this amendment does not modify any disclosures contained in our original Form 10-K. Additionally, the text of this amendment, except for the information in the foregoing Exhibits, speaks as of the filing date of the original Form 10-K and does not attempt to update the disclosures in our original Form 10-K or to discuss any developments subsequent to the date of the original filing. In accordance with the rules and regulations of the Securities and Exchange Commission, the information contained in the original Form 10-K and this amendment is subject to updated or supplemental information contained in reports filed by us with the Securities and Exchange Commission subsequent to the filing dates of the original Form 10-K and this amendment.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEE THE LIST OF EXHIBITS IN THE ACCOMPANYING INDEX TO EXHIBITS, WHICH INFORMATION IS INCORPORATED HEREIN BY REFERENCE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WORLD WASTE TECHNOLOGIES, INC.
                                              (Registrant)

Date: November 6, 2008                        By: /s/ JOHN PIMENTEL
                                                  -----------------
                                                  John Pimentel
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Pimentel               Chief Executive Officer         November 6, 2008
----------------------------
John Pimentel

/s/ David Rane                  Acting Principal Accounting     November 6, 2008
----------------------------    and Financial Officer
David Rane

/s/ James L. Ferris             Director                        November 6, 2008
----------------------------
James L. Ferris

/s/ Sam Pina Cortez             Director                        November 6, 2008
----------------------------
Sam Pina Cortez

/s/ Ross M. Patten              Director                        November 6, 2008
----------------------------
Ross M. Patten

/s/ David Gutacker              Director                        November 6, 2008
----------------------------
David Gutacker

INDEX TO EXHIBITS
EXHIBIT

NUMBER            Description

--------------    --------------------------------------------------------------
31.1              Certification of Chief Executive Officer Pursuant to 15 U.S.C.
                  Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Acting Principal Accounting Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002