Form 10-Q
period 2008-09-30
WORLD WASTE TECHNOLOGIES INC
filed 2008-11-14
CIK 890447

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 2008

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

                      20400 STEVENS CREEK ROAD, 7TH FLOOR,
                           CUPERTINO, CALIFORNIA 95014
                    (Address of Principal Executive Offices)

                                 (408) 517-3306
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-accelerated Filer |_|
                          Smaller Reporting Company |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,596,491 shares issued and outstanding as of November 12, 2008.

================================================================================

                                 WORLD WASTE TECHNOLOGIES, INC.

                                            FORM 10-Q

                                        TABLE OF CONTENTS

                                                                                  PAGE
PART I.     FINANCIAL INFORMATION

Item 1      Condensed Financial Statements:

            Condensed Consolidated Balance Sheets                                  1

            Condensed Consolidated Statements of Operations                        2

            Condensed Consolidated Statements of Stockholders' Equity (Deficit)    4

            Condensed Consolidated Statements of Cash Flow                         6

            Condensed Notes to Consolidated Financial Statements                   7

Item 2      Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                  15

Item 4      Controls and Procedures                                                22

PART II     OTHER INFORMATION                                                      23

Item 1A     Risk Factors                                                           23

Item 6      Exhibits                                                               23

SIGNATURES                                                                         24




                                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,      December 31,
                                                                                        2008               2007
                                                                                  ----------------------------------
ASSETS:                                                                              (UNAUDITED)
Current Assets:
      Cash and cash equivalents                                                    $    7,753,969    $    2,711,200
      Short-term investments                                                                    -         7,093,418
      Prepaid expenses                                                                    236,035           336,726
      Assets held for sale, less equipment sold to date                                    89,476         1,083,223
                                                                                  ----------------------------------
Total Current Assets                                                                    8,079,480        11,224,567
                                                                                  ----------------------------------
Fixed Assets:
      Machinery, equipment net of accumulated depreciation of $25,991
      As of 9/30/08 and $23,358 as of 12/31/07.                                                 -            35,302
                                                                                  ----------------------------------
Total Fixed Assets                                                                              -            35,302
Other Assets:
      Deposit L/T                                                                           4,720            36,519
                                                                                  ----------------------------------
      TOTAL ASSETS                                                                 $    8,084,200    $   11,296,388
                                                                                  ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT):
LIABILITIES:
Current Liabilities:
      Accounts payable                                                             $      115,384    $      359,988
      Accrued salaries payable                                                            120,526           108,992
      Capital lease S/T                                                                        -             49,524
      Accrued liabilities                                                                 214,030                -
      Other liabilities                                                                       120           290,181
                                                                                  ----------------------------------
Total Current Liabilities                                                                 450,061           808,685
                                                                                  ----------------------------------
Long Term Liabilities:
      Capital lease L/T                                                                         -            30,826
                                                                                  ----------------------------------
Total Long Term Liabilities                                                                     -            30,826
                                                                                  ----------------------------------
      TOTAL LIABILITIES                                                                   450,061           839,511
                                                                                  ----------------------------------

      Convertible Redeemable Preferred Stock (See Note 5)                              30,458,780        22,812,640
                                                                                  ----------------------------------
      Commitments and Contingencies (See Note 7)

STOCKHOLDERS' EQUITY(DEFICIT):
      Common Stock - $.001 par value: 100,000,000 shares authorized, 27,596,491 and 27,576,046 shares issued and outstanding at September 30, 2008 and
        December 31, 2007,
        respectively.                                                                      27,595            27,575

      Additional paid-in-capital                                                       59,097,312        57,782,888
      Deficit accumulated during development stage                                    (81,949,547)      (70,000,282)
      Accumulated comprehensive income (loss)                                                   -          (165,944)

                                                                                  ----------------------------------
      TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                                             (22,824,640)      (12,355,763)
                                                                                  ----------------------------------

      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
       AND STOCKHOLDERS' EQUITY(DEFICIT)                                           $    8,084,200     $  11,296,388
                                                                                  ==================================


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                AND COMPREHENSIVE INCOME


                                                           Three Months           Three Months
                                                              Ended                  Ended
                                                        September 30, 2008      September 30, 2007
                                                       ---------------------------------------------
GROSS REVENUE:                                           $             -       $              -

       Disposal of rejects
       Plant operation cost
       Depreciation
                                                       ----------------------------------------------
Total cost of goods sold                                               -                      -

                                                       ---------------------------------------------
-
Gross Margin                                                           -                      -

G&A Expense
   Research and development                                            -               (418,707)
   General and administrative                                   (917,133)            (1,395,486)
   Impairment of assets                                                              (8,454,106)
                                                       ----------------------------------------------
   Loss from operations                                         (917,133)           (10,268,299)
                                                       ----------------------------------------------

   Interest income                                                43,075                188,726

   Other (expense)                                              (389,139)                     -
                                                       ----------------------------------------------
   Net loss before provision for income tax                   (1,263,197)           (10,079,573)
                                                       ----------------------------------------------
   Income taxes                                                        -                      -
                                                       ----------------------------------------------
   Net loss                                               $   (1,263,197)      $    (10,079,573)
                                                       ----------------------------------------------
   Preferred stock dividend and amortization
   of beneficial conversion feature, warrant discount
   and offering costs                                         (2,573,350)            (2,917,201)
                                                       ----------------------------------------------
   Net loss attributable to common shareholders           $   (3,836,547)      $    (12,996,774)
                                                       ==============================================

   BASIC AND DILUTED NET LOSS PER SHARE                   $        (0.14)      $          (0.48)
                                                       ==============================================
   WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING USED IN CALCULATION                            27,596,491             27,115,117
                                                       ==============================================
COMPREHENSIVE INCOME

   Net loss                                               $   (1,263,197)       $    (10,079,873)
   Unrealized gain (loss) on short term
     Investments held for sale                                   588,690                  11,721
                                                       ----------------------------------------------
   Total comprehensive income                             $     (674,507)       $    (10,068,152)
                                                       ==============================================



                    SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 AND COMPREHENSIVE INCOME


                                                           Nine Months            Nine Months            June 18, 2002
                                                              Ended                  Ended                Inception to
                                                       September 30, 2008       September 30, 2007     September 30, 2008 *
                                                       -----------------------------------------------------------------
GROSS REVENUE:                                           $             -       $              -      $         93,784

       Disposal of rejects                                                                                    (65,526)
       Plant operation cost                                                                                (2,720,922)
       Depreciation                                                                                        (1,843,615)
                                                       -----------------------------------------------------------------
Total cost of goods sold                                               -                      -            (4,630,063)

                                                       -----------------------------------------------------------------
Gross Margin                                                           -                      -            (4,536,279)

G&A Expense
   Research and development                                      (16,359)            (2,168,582)           (3,438,582)
   General and administrative                                 (4,066,782)            (3,804,153)          (20,105,166)
   Impairment of assets                                                -             (8,454,106)          (18,191,450)
                                                       -----------------------------------------------------------------
   Loss from operations                                       (4,083,141)           (14,426,841)          (46,271,477)
                                                       -----------------------------------------------------------------

   Interest income                                               190,946                424,580               800,216
   Financing transaction expense                                      -                      -             (7,442,426)

   Other income (expense)                                       (393,295)                    -              1,579,934
                                                       -----------------------------------------------------------------
   Net loss before provision for income tax                   (4,285,490)           (14,002,261)          (51,333,753)
                                                       -----------------------------------------------------------------
   Income taxes                                                        -                      -                     -
                                                       -----------------------------------------------------------------
   Net loss                                               $   (4,285,490)      $    (14,002,261)     $    (51,333,753)
                                                       -----------------------------------------------------------------
   Preferred stock dividend and amortization
   of beneficial conversion feature, warrant discount
   and offering costs                                         (7,663,775)            (9,968,229)          (30,548,268)
                                                       -----------------------------------------------------------------
   Net loss attributable to common shareholders           $  (11,949,265)      $    (23,970,490)     $    (81,882,021)
                                                       =================================================================

   BASIC AND DILUTED NET LOSS PER SHARE                   $        (0.43)      $          (0.90)     $          (4.01)
                                                       =================================================================
   WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING USED IN CALCULATION                            27,593,514             26,561,235            20,405,174
                                                       =================================================================

   COMPREHENSIVE INCOME

   Net loss                                               $   (4,285,490)       $    (14,002,261)     $   (51,333,753)
   Unrealized gain (loss) on short term
     Investments held for sale                                   165,944                   9,418                    -
                                                       ----------------------------------------------------------------
   Total comprehensive income                             $   (4,119,546)       $    (13,992,843)     $   (51,333,753)
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
                                               ====================================================================================


                                                                      Additional                             Accumulated
                                                                      Paid in     Common Stock  Accumulated  Comprehensive
                                                  Shares    Dollars   Capital     Subscription   Deficit *   Income (Loss)   Total
                                               ------------------------------------------------------------------------------------
Common stock and warrants net of offering
 cost                                              262,851      263        9,561                                              9,824
Amortization of stock options and warrants to
 employees and consultants                                               989,252                                            989,252
Dividend (Preferred Stock)                                               386,954                 (2,920,893)             (2,533,939)
Warrants issued preferred stock                                        1,647,250                                          1,647,250
Bridge financing warrants                                                787,500                                            787,500
Beneficial conversion feature - Series B                              18,207,102                                         18,207,102
Conversion of Series B preferred stock             296,581      296      840,716                                            841,012
Series B Investor & placement warrants                                 7,922,663                                          7,922,663
Series A Investor warrants                                             3,065,931                                          3,065,931
Elimination of warrant liabilities                                       674,420                                            674,420
UAH stock for purchase of patent                   167,000      167      697,833                                            698,000
Registration filing fees                                                 (11,529)                                           (11,529)
Amortization of beneficial conversion
 feature, warrant discount and offering costs
 on redeemable preferred stock                                                                   (5,717,378)             (5,717,378)
Net loss -  2006                                                                                (24,956,520)            (24,956,520)
                                               ------------------------------------------------------------------------------------
December 31, 2006                               25,412,662   25,412   51,179,469                (41,635,863)              9,569,018
                                               ====================================================================================

Common stock for services                          302,660      302      261,192                                            261,494
Warrant exercises
Amortization of stock options and warrants to
 employees and consultants                                             1,638,128                                          1,638,128
Dividend (Preferred Stock)                                                                       (3,173,396)             (3,173,396)
Conversion of Series B preferred stock           1,860,724    1,861    4,704,099                                          4,705,960
Amortization of beneficial conversion
 feature, warrant discount and offering costs
 on redeemable preferred stock                                                                   (9,838,354)             (9,838,354)
Net loss - 2007                                                                                 (15,352,669)            (15,352,669)
Unrealized gain (loss) on short term
 investments held for sale                                                                                    (165,944)    (165,944)
                                               ------------------------------------------------------------------------------------
December 31, 2007                               27,576,046   27,575   57,782,888    $       0   (70,000,282)  (165,944) (12,355,763)
                                               ====================================================================================

Amortization of stock options and warrants to
 employees and consultants                                             1,296,809                                          1,296,809
Dividend (Preferred Stock)                                                                       (2,417,127)             (2,417,127)
Conversion of Series B preferred stock              20,445       20      17,615                                              17,635
Amortization of beneficial conversion
 feature, warrant discount and offering costs
 on redeemable preferred stock                                                                   (5,246,648)             (5,246,648)
Net loss - September 30, 2008 (Unaudited)                                                        (4,285,490)             (4,285,490)
Unrealized gain (loss) on short term
  Investment held for sale                                                                                     165,944      165,944
                                               ------------------------------------------------------------------------------------
September 30, 2008  (Unaudited)                 27,596,491  $27,595  $59,097,312    $       0  $(81,949,547) $       0 $(22,824,640)
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

                          SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                         WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                       Nine Months           Nine Months        June 18, 2002
                                                                         Ended                 Ended            (Inception) to
                                                                   September 30, 2008    September 30, 2007   September 30, 2008
                                                                  --------------------------------------------------------------
Cash Flow from operating activities:                                $                   $                     $

    Net loss                                                              (4,285,490)        (14,002,261)         (51,333,753)
Adjustments to reconcile net loss to net cash used in operating activities:
    Impairment of assets                                                                       8,454,106           17,899,006
    Depreciation and amortization                                              6,356           1,048,595            3,023,151
    Interest forgiveness                                                                                              135,327
    Warrant and common stock issued for consulting                                                                     84,566
    Amortization of warrants & options to employees                        1,296,809           1,161,490            4,319,597
    Fair value adjustment warrant liability                                                                        (1,789,134)
    Financial transaction expense                                                                                   7,442,426
    Amortization of offering cost                                                                                     252,277

Changes in operating assets and liabilities:
    Accounts receivable                                                                           12,517
    Prepaid expenses/emp. receivable                                         100,691            (138,242)            (236,035)
    Accounts payable                                                        (244,604)           (256,868)             115,384
    Accrued salaries                                                          11,535             (52,213)             120,527
    Accrued other liabilities                                                (76,033)            186,053              473,648
                                                                  --------------------------------------------------------------
    Net Cash used in operating activities                                 (3,190,736)         (3,586,823)         (19,493,013)
                                                                  --------------------------------------------------------------
Cash flows from investing activities:
    Construction of plant                                                                                          (4,043,205)
    Leasehold improvements                                                                        (6,211)          (2,970,548)
    Deposits on equipment                                                                                          (5,231,636)
    Purchase machinery & equipment                                                              (198,917)          (8,304,813)
    Sale of machinery & equipment                                            942,343                                  942,343
    Deposits                                                                  31,800                                   (4,719)
   (Purchase) sale of short-term investments                               7,259,362          (8,966,122)
                                                                  --------------------------------------------------------------
    Net Cash provided by(used in)investing activities                      8,233,505          (9,171,250)         (19,612,578)
                                                                  --------------------------------------------------------------
Cash flows from financing activities:

    Redeemable preferred stock                                                                                     30,346,460
    Senior secured debt                                                                                             6,265,000
    Senior secured debt offering cost                                                                                (420,523)
    Payment of senior secured debt                                                                                 (2,785,000)
    Warrants, common stock and
      Additional paid in capital                                                                   1,993           13,453,623
                                                                  --------------------------------------------------------------
    Net Cash provided by financing activities                                      -               1,993           46,859,560
                                                                  --------------------------------------------------------------

Net increase (decrease)in cash and cash equivalents                        5,042,769         (12,756,080)           7,753,969
Beginning cash and cash equivalents                                        2,711,200          14,330,840
                                                                  --------------------------------------------------------------
Ending cash and cash equivalents                                    $      7,753,969  $        1,574,760     $      7,753,969
                                                                  ==============================================================
Non-cash investing and financing activities:
    Interest (Paid) Received                                        $        200,346  $          424,580     $        881,772
    Income Taxes Paid                                                             --                  --                   --

*During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to Inception.
*The Company issued warrants to purchase 315,354 shares of common stock to the placement agent for services rendered in connection with the fund raising effort.
*The Company issued warrants to purchase 50,000 shares of common stock for consulting services in 2004 and 100,000 shares of common stock upon the exercise of a warrant in exchange for services rendered.
*The Company issued 1,193,500 shares of common stock upon conversion of the
      Convertible Promissory notes payable and accrued interest of $135,327.
*The Company issued warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement.
*During the 2007, the Company issued 103,340 shares in
      exchange for services rendered in 2006.
*During the nine month periods ended June 30, 2007 and 2008, the Company issued 1,209,646 shares and 20,445, respectively, of common stock in exchange for conversion of Preferred Series B stock.


                        SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2008 AND 2007

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

INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for a full year. December 31, 2007 balances were derived from audited financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2007.

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

SHORT TERM INVESTMENTS

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. During the quarter ended September 30, 2008, all short term investments held for sale, which included auction rate securities, at June 30, 2008 were sold and the proceeds are included in cash and cash equivalents. The Company recognized a loss of $389,000 during the quarter, recorded in Other Income and (Expense), upon the sale.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances at financial institutions. Cash balances at the institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. All cash equivalents are invested in government securities.

FIXED ASSETS

During the quarter ended September 30, 2008, all remaining fixed assets were liquidated. Machinery and equipment was stated at cost. Depreciation was computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in our Anaheim plant (no longer leased or otherwise being used by us), over the remaining life of the lease, whichever was shorter.

Our policy regarding fixed assets is to review such fixed assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the review indicates that fixed assets are not recoverable (i.e. the carrying amounts are more than the future projected undiscounted cash flows), their carrying amounts would be reduced to fair value.

We capitalize leases in accordance with FASB 13.

ASSETS HELD FOR SALE

Intangible assets are recorded at cost and are classified as held for sale at September 30, 2008. At September 30, 2008, the remaining intangible asset value was associated with the patent purchased from the University of Alabama in Huntsville on May 1, 2006.

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

STOCK-BASED COMPENSATION

As of September 30, 2008, the Company had two share-based compensation plans, which are described below. The compensation cost that has been charged against income for the plans was $395,772 and $530,292 for the three months ended September 30, 2008 and 2007, respectively, and $1,296,809, $1,161,490 and
$4,319,597 for the nine months ended September 30, 2008 and 2007 and for the period from inception to September 30, 2008, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. As of September 30, 2008 and 2007, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

The Company's 2004 Incentive Stock Option Plan (the "2004 Plan"), which is shareholder-approved, provides for the issuance by the Company of a total of up to 2.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. At December 31, 2007, there were 1,812,000 options to acquire up to 1,812,000 shares of common stock outstanding under the 2004 Plan.

In May of 2007, the board of directors approved the Company's 2007 Incentive Stock Plan (the "2007 Plan"), which is not shareholder-approved. The 2007 plan provides for the issuance by the Company of a total of up to 6.0 million shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. The Company granted options to acquire up to 2,856,000 shares during the year ended December 31, 2007 to employees, members of the board of directors and consultants. During the nine months ended September 30, 2008, the Company granted options to acquire up to 1,575,000 shares to employees and members of the board of directors.

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

                                         NINE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30, 2008   SEPTEMBER 30, 2007
                                        -------------------   ------------------

Expected volatility                       81.20 - 94.46 %             78.2%
Expected dividends                              0 %                    0 %
Expected term (in years)                   5.15 - 9.45              5.5 - 9.9
Risk-free rate                             1.55 - 4.19%            3.30 - 4.58%

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

On February 27, 2008, the Company also announced that it has formed a Special Committee of its Board of Directors, comprised of four directors, to evaluate the Company's strategic alternatives, and that the Special Committee would retain a financial advisor to assist in this process. These alternatives may include, but are not limited to, a sale or merger of the Company and/or a restructuring.

As compensation for serving on the Special Committee, each of the members thereof is entitled to receive a monthly payment of $5,000 for the period the Special Committee continues to function, and was granted an option to acquire up to 300,000, or a total of 1,200,000, shares of common stock pursuant to the Company's 2007 Plan. Each option has an exercise price equal to $0.155 per share (the closing price of the Company's common stock on the date of grant) and vested in six equal monthly installments commencing as of March 27, 2008. The Board recently agreed to continue the monthly payments of $5,000 until the transaction with Vertex Energy, Inc. (as described above) closes or is terminated.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 30,672,273, consisting of employee options of 6,163,286, non-employment warrants of 6,829,827, Preferred Series A of 6,378,409 and Preferred Series B of 11,300,751, were not included in the calculation of diluted earnings per share at September 30, 2008. Due to their anti-dilutive effect, common stock equivalents of 28,526,234, consisting of employee options of 4,843,000, investor warrants of 6,803,827, Preferred Series A of 5,777,119 and Preferred Series B of 11,102,288, were not included in the calculation of diluted earnings per share at September 30, 2007.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new pronouncements issued during the quarter ended September 30, 2008 that would impact the Company.

NOTE 2.     GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the nine months ended September 30, 2008 of $11,949,265 and an accumulated deficit attributable to common shareholders at September 30, 2008 of $81,949,547. The Company expects it will incur substantial additional losses, costs and capital expenditures before it can operate profitably. These issues raise substantial doubt about the Company's ability to continue as a going concern. The Company is party to a merger agreement with Vertex Energy, Inc. If this transaction fails to close as contemplated, the Company may be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. On May 15, 2008, the Company entered into a definitive agreement to merge with Vertex Energy, Inc., which agreement was amended and restated on May 19, 2008. (See Management's Discussion and Analysis for a detailed description of the Merger Agreement.) There can be no assurance that the transaction will be completed. If not closed as contemplated, the Company's continuation as a going concern remains dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations.


NOTE 3.   LICENSE AGREEMENT

On June 21, 2002, the Company entered into a U.S. technology sub-license agreement with Bio-Products International, Inc. (BPI), an Alabama corporation, with respect to certain intellectual property and patented methods and processes. This agreement was amended on June 21, 2004 and again on August 19, 2006. The technology was designed to provide for the processing and separation of material contained in Municipal Solid Waste (MSW). Through April 30, 2006, the University of Alabama in Huntsville ("UAH") owned the patent for this technology. On May 1, 2006, the Company acquired the patent from UAH for $100,000 and 167,000 shares of the Company's restricted common stock valued at its fair value on the date of issuance of approximately $698,000. The patent was to revert to UAH in the event of bankruptcy of the Company. This patent had been licensed to BPI. The license to the patent in the United States was assigned by BPI to the Company.

In April 2007, the Company filed a lawsuit against BPI alleging, among other things, breach of contract and negligence with respect to the construction of the vessels.

During the fourth quarter of 2007, the Company determined it would not use the technologies related to the intangible assets in its future plants. Consequently, it reclassified the unamortized intangible assets to Assets Held for Sale and accounted for these assets at the lower of fair value less cost to sell (net fair value) or carrying value.

In March 2008, the Company entered into an agreement with Clean Earth Solutions, Inc. ("CES"), pursuant to which it agreed (i) to sell to CES specified assets relating to the "front end" process of World Waste's Anaheim Facility for a cash payment to the Company of $500,000 (the "First Closing"), (ii) to settle a dispute arising from design issues related to the steam classification vessels that the Company had intended to use in its operations, in exchange for a payment to us of $640,000 (the "Second Closing") and (iii) to sell to CES all of the Company's intellectual property rights in its pressurized steam classification process in exchange for a payment of $800,000 (of which $236,000 was previously paid by CES) (the "Third Closing"). On March 7, 2008, CES paid $500,000, and the First Closing was consummated. In June 2008, CES paid the Company $640,000 for the Second Closing. Pursuant to this agreement, the Third Closing was to occur on such a date as determined by CES, provided that the Third Closing could not occur later than July 31, 2008.

As a result of the default by CES, the Third Closing never occurred. On October 22, 2008, the Company sold the patent and related intellectual property rights in its pressurized steam classification process to CleanTech Biofuels, Inc. ("CTB") in exchange for $150,000 in cash, a $450,000 secured promissory note and warrants to purchase up to 900,000 shares of CTB's common stock. The promissory note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by the patent. The warrants are exercisable at any time for five years from the date of issuance at a price of $0.45 per share. In addition, CTB issued the Company a contingent warrant to purchase up to an additional 900,000 shares of its common stock on the same terms, except that this warrant is exercisable only if CTB defaults on its obligations under the note.

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

As previously disclosed, during early 2007 the Company began using the Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. The Company subsequently determined that the ongoing research and development work, if necessary, would more efficiently be carried out at another location. Consequently, in order to reduce costs and focus management attention and cash resources on the Company's renewable energy process, the Company initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. On November 7, 2007, Taormina filed an unlawful detainer action in the Superior Court of the State of California, County of Orange (the "Action") against the Company as to the Anaheim Facility. On March 5, 2008, Taormina and the Company entered into a stipulation for entry of judgment in the Action (the "Stipulation"). The Stipulation provided for: (a) the cancellation and forfeiture of the lease; (b) the Company to make a payment of $192,218 (the "Payment") to Taormina; and (c) the Company to remain in possession of the Anaheim Facility until June 30, 2008. The Company made the Payment to
Taormina and, on May 8, 2008, vacated the premises.

The non-competition and right of first refusal provisions of the recycle agreement survive termination of such agreement through July 25, 2014 (the date that the lease would have expired had it not been terminated).

NOTE 5.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has outstanding two classes of Preferred Stock, Series A and Series
B. Holders of both series of preferred stock are entitled to receive cumulative dividends, payable quarterly in additional shares of preferred stock, at the rate of 8% per annum as and if declared by the Board of Directors. The holders of a majority of each class of preferred shares have the option to require the Company to redeem all outstanding shares on April 28, 2010. If all of the shares that were outstanding at September 30, 2008 remain outstanding and the holders of such shares seek their redemption on April 28, 2010, the Company would be required to make payments to these holders totaling approximately $46 million. In the event the holders do not exercise this redemption right, all shares of Series A and Series B will automatically convert into shares of common stock on such date.

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

      THE SUMMARY FOR THE SERIES A AND B IS AS FOLLOWS:

                                                                  SERIES A          SERIES B           TOTAL
                                                              ----------------  ----------------  ----------------
Gross proceeds                                                 $   10,189,000    $   28,488,800    $   38,677,800
Cumulative in kind dividends                                        3,365,119         5,327,686         8,692,805
Converted to common stock                                                  --        (5,564,608)       (5,564,608)
                                                              ----------------  ----------------  ----------------
Total outstanding                                                  13,554,119        28,251,878        41,805,997

Unamortized beneficial conversion feature                            (513,172)       (6,196,611)       (6,709,783)
Unamortized offering costs                                           (604,410)       (1,560,100)       (2,164,510)
Unamortized warrant value                                            (513,173)       (1,959,751)       (2,472,924)
                                                              ----------------  ----------------  ----------------
Balance at September 30, 2008                                  $   11,923,364    $   18,535,416    $   30,458,780
                                                              ================  ================  ================


NOTE 6.   CAPITAL LEASE OBLIGATION

      Capital Lease obligation is comprised as follows:

                                                                 SEPTEMBER 30, 2008     DECEMBER 31, 2007
                                                                --------------------  -------------------
Capital Lease for Front End Loader, 0 monthly                                               $ 80,350
     installments were remaining at September 30, 2008
     interest was imputed at 8.25%

Less: Current portion                                                                         49,524
                                                                --------------------  -------------------
                                                                        $0                  $ 30,826
                                                                ====================  ===================

The capital lease was terminated in March 2008.


NOTE 7.   COMMITMENTS AND CONTINGENCIES

As of September 30, 2008, the Company had no lease obligations.

NOTE 8.   SUBSEQUENT EVENTS

In March 2008, the Company entered into an agreement with Clean Earth Solutions, Inc. ("CES"), pursuant to which it agreed (i) to sell to CES specified assets relating to the "front end" process of World Waste's Anaheim Facility for a cash payment to the Company of $500,000 (the "First Closing"), (ii) to settle a dispute arising from design issues related to the steam classification vessels that the Company had intended to use in its operations, in exchange for a payment to us of $640,000 (the "Second Closing") and (iii) to sell to CES all of the Company's intellectual property rights in its pressurized steam classification process in exchange for a payment of $800,000 (of which $236,000 was previously paid by CES) (the "Third Closing"). On March 7, 2008, CES paid $500,000, and the First Closing was consummated. In June 2008, CES paid the Company $640,000 for the Second Closing. Pursuant to this agreement, the Third Closing was to occur on such a date as determined by CES, provided that the Third Closing could not occur later than July 31, 2008.

As a result of the default by CES, the Third Closing never occurred. On October 22, 2008, the Company sold the patent and related intellectual property rights in its pressurized steam classification process to CleanTech Biofuels, Inc. ("CTB") in exchange for $150,000 in cash, a $450,000 secured promissory note and warrants to purchase up to 900,000 shares of CTB's common stock. The promissory note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by the patent. The warrants are exercisable at any time for five years from the date of issuance at a price of $0.45 per share. In addition, CTB issued the Company a contingent warrant to purchase up to an additional 900,000 shares of its common stock on the same terms, except that this warrant is exercisable only if CTB defaults on its obligations under the note.

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

PROPOSED MERGER

On May 15, 2008, World Waste Technologies, Inc. (the "Company" or "World Waste") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vertex Energy, LP, a Texas limited partnership ("Vertex LP"), Vertex Energy, Inc., a Nevada corporation ("Vertex Nevada"), Vertex Merger Sub, Inc., a California corporation and wholly owned subsidiary of Vertex Nevada, and Benjamin P. Cowart, as agent for the shareholders of Vertex Nevada (the "Agent"). On May 19, 2008, the Company, Vertex LP, Vertex Nevada and Vertex Merger Sub, LLC., a California limited liability company and wholly owned subsidiary of Vertex Nevada ("Merger Sub"), entered into an Amended and Restated Merger Agreement (as so amended and restated, the "Merger Agreement").

Vertex LP is a Texas-based privately held limited partnership controlled by the Agent. Among other businesses, Vertex LP engages in the business of recycling of used motor oil and other hydrocarbons. This is accomplished through (1) Vertex LP's Black Oil division, which aggregates used motor oil from third-party collectors and manages the delivery of its feedstock primarily to a third-party re-refining facility, and (2) Vertex LP's Refining and Marketing division, which aggregates hydrocarbon streams from collectors and generators and manages the delivery of the hydrocarbon waste products to a third-party facility for further processing, and then manages the sale of the end products. In addition, Vertex LP proposes to implement proprietary thermal chemical upgrading technology that will process used motor oil and convert it to higher value products such as marine diesel oil and vacuum-gas oil. Pursuant to the merger, Vertex LP will transfer the operations of the foregoing businesses to Vertex Nevada. These businesses generated revenues of approximately $36.5 million, approximately $42 million, and approximately $32 million in 2006,2007 and for the six months ended June 30, 2008, respectively.

Immediately following the merger and assuming no appraisal rights are exercised, the existing partners of Vertex LP will hold approximately 44% of the outstanding shares of Vertex Nevada (including shares to be held by advisors and consultants to Vertex LP), the existing holders of the Company's common stock will hold approximately 20.5% of the outstanding shares of Vertex Nevada, the existing holders of the Company's Series A Preferred Stock will hold approximately 14% of the outstanding shares of Vertex Nevada, and the existing holders of the Company's Series B Preferred Stock will hold approximately 21.5% of the outstanding shares of Vertex Nevada (in each case, treating as outstanding, shares issuable upon the exercise of warrants to acquire shares of common stock at a nominal exercise price).

Immediately prior to the merger, the Company will be required to make a cash payment to some of the existing Vertex partners of $4.4 million. As a result of these transactions, immediately following the merger the existing shareholders of the Company will own approximately 56% of the capital stock of Vertex Nevada, in exchange for which the Company will have made net payments of $7.0 million (comprised of (1) the $4.4 million just described, plus (2) $5.0 million that the Company is required to transfer to Vertex Nevada, less (3) $2.4 million of the Company indebtedness that the Company is permitted to incur and that will be assumed by Vertex Nevada).

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

         o after taking into account the $4.4 million payment by the Company to the Vertex LP partners, the Company has at least $5.0 million of cash on hand (inclusive of the proceeds of up to $2.4 million of permitted indebtedness); and

         o the Agent and certain members of his immediate family have been removed as personal guarantors on certain indebtedness of Vertex LP to be assumed by Vertex Nevada.

At the end of November 2008, the Company expects to solicit proxies from its shareholders for a special meeting being called to approve the merger, and to close the merger by the end of December 2008.

Any party to the Merger Agreement has the right to terminate the Merger Agreement if the merger does not close by December 31, 2008. If the transaction does not close for this or any other reason, the Company may seek to enter into a transaction with a different company. In addition, the holders of the Company's Series A Preferred Stock could exercise their right to elect a majority of Company's Board of Directors, which would give such holders effective control over the Company.


COMPANY OVERVIEW

         World Waste management is currently focused on completing the merger with Vertex Nevada while attempting to maintain the viability of its renewable energy business plan. Following the merger, it is anticipated that the renewable energy business plan may continue to be pursued by Vertex Nevada through a subsidiary. Expenditures related to the renewable energy business has been minimized as World Waste seeks to maintain relationships, and other relevant activities related to the potential development of renewable energy projects without encumbering its ability to meet the closing conditions of a merger in a timely manner. However, the primary focus of the combined company post merger will be Vertex's hydrocarbon recycling business and the pursuit of growth opportunities related to this business segment. The following is an overview of World Waste and its business operations prior to consummation of the merger and the other transactions contemplated by the Merger Agreement.

         World Waste is a development stage company formed to develop, design, build, own and operate facilities which employ systems and technologies designed to profitably convert municipal solid waste (MSW) and other waste streams, such as wood waste and construction and demolition debris, into usable commodities and products. These products may include paper pulp, renewable energy, recyclable commodities, and potentially bio-fuels. Subject to focusing its efforts on closing the merger, the Company plans to continue its efforts on producing renewable energy from waste materials through the use of conversion technologies in order to meet the rapidly growing demand for renewable power. As previously stated this initiative is secondary to completing the Vertex merger.

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

         Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2007 and our unaudited financial statements dated September 30, 2008. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

BASIS OF PRESENTATION

         The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since to date it has not derived substantial revenues from its activities.

INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2007.

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

SHORT TERM INVESTMENTS

         The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. During the quarter ended September 30, 2008, all short term investments held for sale, which included auction rate securities, at June 30, 2008 were sold and the proceeds are included in cash and cash equivalents. The Company recognized a loss of $389,000 during the quarter, recorded in Other Income and (Expense), upon the sale.

ASSETS HELD FOR SALE

         Intangible assets are recorded at cost and are classified as held for sale at September 30, 2008. At September 30, 2008, the remaining intangible asset value was associated with the patent purchased from the University of Alabama in Huntsville on May 1, 2006.

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


REDEEMABLE CONVERTIBLE PREFERRED STOCK

         Convertible preferred stock which may be redeemable for cash at the determination of the holder is classified as mezzanine equity, in accordance with SFAS 150, EITF Topic D 98 and ASR 268, and is shown net of discounts for offering costs, warrant values and beneficial conversion features.

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

NEW ACCOUNTING PRONOUNCEMENTS

         There were no new pronouncements issued during the quarter ended September 30, 2008 that would impact the Company.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 2008 AND 2007

REVENUES AND COST OF GOODS SOLD

         During the plant start-up phase of our Anaheim plant, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. In January 2007, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which the Company considered necessary to operate the plant with the expectation of being profitable. Therefore, beginning in January 2007, we began to operate the plant only as part of research and development projects including but not limited to the development of alternative back-end processes such as gasification and acid hydrolysis for the production of ethanol. Consequently, we have not recognized any revenue since this decision was made. We essentially ceased utilizing the plant in the third quarter of 2007 and vacated the plant completely in May 2008. World Waste management is currently focused on completing the merger with Vertex Nevada while attempting to maintain the viability of its renewable energy business plan.

EXPENSES

         During the third quarter of 2007, we determined that our ongoing research and development work would more efficiently be carried out at an outside, third party-owned research location. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. Consequently, we recorded a charge of $8,454,106 in the third quarter of 2007 which represented the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap.

         There was no research and development expense during the quarter ended September 30, 2008. We are currently focusing on completing the transaction with Vertex Nevada as described above.

         General and administrative expense decreased to approximately $917,000 during the quarter ended September 30, 2008 from $1,395,000 for the comparable period in 2007. This $478,000 decrease was primarily the result of a decrease in payroll expenses of $190,000 due to a reduction in headcount, a decrease of option expense of $135,000, a decrease of consulting expense of $120,000 and a decrease of other expenses due to the reduction in activity while we focus on completing the Vertex merger. General and administrative expense for the quarter ended September 30, 2008 of $917,000 was comprised primarily of employee option expense of approximately $395,000, compensation expense, including Board of Director's fees, of approximately $198,000, consulting fees of approximately $100,000, legal and professional fees of approximately $121,000, and other expenses of $103,000.

         Interest income during the third quarter of 2008 of approximately $43,000 was a decreased of $145,000 from $189,000 for the comparable period is due to a decrease in cash and short-term investments as well as a decrease in yields as the Company liquidated its short term investments and invested its cash in government securities. Other expense of approximately $389,000 represents the loss realized upon the sale of the Company's short term investments, auction rate securities, during the third quarter.

         Preferred stock dividend and amortization of beneficial conversion feature, warrant discount and offering costs decreased to approximately $2,573,000 during the quarter ended September 30, 2008 from $2,917,000 during the comparable period in 2007 due to the conversion of some preferred shares to common shares.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES AND COST OF GOODS SOLD

         During the plant start up phase of our Anaheim plant, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. In January 2007, we decided not to make the capital improvements necessary to the Anaheim plant's wetlap process which the Company considers necessary to operate the plant with the expectation of being profitable. Therefore, beginning in January 2007, we began to operate the plant only as part of research and development projects including but not limited to the development of alternative back end processes such as gasification and acid hydrolysis for the production of ethanol. Consequently, we did not recognize any revenue since. We essentially ceased utilizing the plant in the third quarter of 2007 and vacated the plant completely in May 2008. World Waste management is currently focused on completing the merger with Vertex Nevada while maintaining the viability of its renewable energy business plan.

EXPENSES

         Research and development expense decreased from approximately $2,169,000 for the nine months ended September 30, 2007 to approximately $16,000 for the nine months ended September 30, 2008. The decrease was primarily due to the closure of the Anaheim plant in 2008 and our focus on the transaction with Vertex Nevada.

         General and administrative expense increased from approximately $3,804,000 for the nine months ended September 30, 2007 to approximately $4,067,000 for the comparable period in 2008. This $263,000 increase was primarily the result of an increase in employee stock option expense of $135,000 and an increase in consulting and legal fees of $342,000 primarily due to the Vertex Nevada merger, offset partially by a reduction in investor relations expense of $197,000. General and administrative expense for the nine months ended September 30, 2008 of $4,067,000 was comprised primarily of stock option amortization of $1,297,000, compensation expense, including Board compensation, of $1,049,000, consulting fees of $554,000, accounting fees of $195,000, legal fees of $485,000 and other expenses of $487,000.

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

         Interest income decreased from approximately $425,000 for the nine months ended September 30, 2007 to approximately $191,000 for the nine months ended September 30, 2008 due primarily to the decrease in cash and short term investments in the 2008 period. Other expense of $389,000 represents the loss realized upon the sale of the Company's short term investments, auction rate securities, during the third quarter of 2008.

         Preferred stock dividend and amortization of beneficial conversion feature, warrant discount and offering costs decreased to approximately $7,664,000 for the nine months ended September 30, 2008 from $9,968,000 for the comparable period in 2007 due to the conversion of some of the preferred stock to common.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2008, we had cash and cash equivalents on hand of approximately $7.75 million representing a decrease of $2.05 million from our December 31, 2007 cash, cash equivalents and short-term investments totaling approximately $9.8 million.

         During the first nine months of 2008, net cash used for operating activities was approximately $3.2 million, offset by cash received from assets held for sale of $1.1 million. The use of cash was primarily for general and administrative expenses.

         In order to close the proposed merger with Vertex Nevada, the Company will need to have a minimum of $9.4 million on hand, after satisfying all of its liabilities (other than up to $2.4 million of permitted indebtedness). Due to a number of factors, including (1) that the transaction has taken longer than originally anticipated to close, (2) the possibility that the Company will be unable to secure the necessary borrowing, and (3) the possibility that the transaction costs exceed the Company's estimates, the Company might not have sufficient cash on hand to satisfy this condition to the closing of the merger. In this case, absent a waiver of this closing condition by the other parties to the transaction, the merger could not be consummated.

         As of September 30, 2008, the Company had no long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other similar long-term liabilities. The capital lease outstanding at December 31, 2007 was paid off in March 2008.

         The holders of our preferred stock have the right to require the Company to redeem their shares on April 10, 2010, at a price equal to the original issuance price (with accrued but unpaid dividends being treated as outstanding for purposes of calculating the total redemption price), for a total of approximately $46 million (assuming none of such shares of preferred stock are converted to common stock prior to any such redemption). In the event that the proposed merger with Vertex Nevada does not close, we will need to raise significant additional capital or restructure the terms of our preferred stock in order to meet this redemption obligation if and when it become due. If we are unable to do so, and if the holders of World Waste's preferred stock exercise their redemption right, World Waste would likely be rendered insolvent. In addition, if the merger does not close, the holders of World Waste's Series A Preferred Stock could exercise their right to elect a majority of World Waste's Board of Directors, which would give such holders effective control over World Waste.

ITEM 4.   CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Acting Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Based on the foregoing, the Company's Chief Executive Officer and Acting Principal Accounting Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Acting Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Because of reductions in our staff, in particular of several employees who were involved in controls related to cash disbursements, we evaluated and revised the roles and functions of our personnel overseeing the cash disbursement process. The Company's Chief Executive Officer and Acting Principal Accounting Officer believe that, despite this change in our internal controls over financial reporting, such controls remain adequate. There were no other changes in the Company's internal control over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Acting Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Acting Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

10.1 Patent Purchase Agreement dated October 22, 2008 by and between the Company and CleanTech Biofuels, Inc.

10.2     Note issued to the Company by CleanTech Biofuels, Inc.

10.3 Security Agreement between CleanTech Biofuels, Inc. and the Company dated October 27, 2008.

10.4     Warrant to acquire shares of CleanTech Biofuels, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008                  WORLD WASTE TECHNOLOGIES, INC.
                                         (Registrant)


                                         By: /s/ David Rane
                                             ------------------------------
                                             David Rane
                                             Acting Principal Accounting Officer

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Acting Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Acting Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

10.1 Patent Purchase Agreement dated October 22, 2008 by and between the Company and CleanTech Biofuels, Inc.

10.2     Note issued to the Company by CleanTech Biofuels, Inc.

10.3 Security Agreement between CleanTech Biofuels, Inc. and the Company dated October 27, 2008.

10.4     Warrant to acquire shares of CleanTech Biofuels, Inc.