Form 10-K
period 2008-12-31
WORLD WASTE TECHNOLOGIES INC
filed 2009-03-31
CIK 890447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 1-11476

———————

WORLD WASTE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

———————

CALIFORNIA	95-3977501
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

20400 STEVENS CREEK BLVD, SUITE 700, CUPERTINO, CA	95014
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (408) 517-3308

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, according to disclosure in Item 10  a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer”, “ accelerated filer, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2008) was approximately $5,519,298. As of March 19, 2009, there were 27,596,491 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

TABLE OF CONTENTS

Page

Cautionary Statement

ii

PART I

Item 1.     Business

3

Item 1A.  Risk Factors

8

Item 1B.  Unresolved Staff Comments

8

Item 2.     Properties

8

Item 3.     Legal Proceedings

8

Item 4.     Submission Of Matters To A Vote Of Security Holders

8

PART II

Item 5.     Market For The Company’s Common Equity, Related Stockholder Matters And
Issuer Purchases Of Equity Securities

9

Item 6.     Selected Consolidated Financial Data

9

Item 7.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

9

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

16

Item 8.     Consolidated Financial Statements And Supplementary Data

16

Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

43

Item 9A.  Controls And Procedures

43

Item 9B.  Other Information

44

PART III

Item 10.   Directors, Executive Officers And Corporate Governance

45

Item 11.   Executive Compensation

47

Item 12.   Security Ownership Of Certain Beneficial Owners And Management And
Related Stockholder Matters

53

Item 13.   Certain Relationships And Related Transactions, And Director Independence

54

Item 14.   Principal Accountant Fees And Services

55

PART IV

Item 15.   Exhibits And Financial Statement Schedules

56

Signatures

59

i

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

ii

PART I

ITEM 1.

BUSINESS

COMPANY OVERVIEW

On May 15, 2008, World Waste Technologies, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vertex Energy, LP, a Texas limited partnership (“Vertex LP”), Vertex Energy, Inc., a Nevada corporation (“Vertex Nevada”), Vertex Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Vertex Nevada, and Benjamin P. Cowart, as agent for the shareholders of Vertex Nevada (the “Agent”). On May 19, 2008, we, Vertex LP, Vertex Nevada, and Vertex Merger Sub, LLC, a California Limited Liability Company and wholly-owned subsidiary of Vertex Nevada (“Merger Sub”), entered into an Amended and Restated Merger Agreement (as so amended and restated, the “Merger Agreement”).  Vertex LP is a Texas-based privately held limited partnership controlled by the Agent.  Among other businesses, Vertex LP engages in the business of recycling of used motor oil and other hydrocarbons.

At a special meeting of our shareholders held on March 6, 2009, the holders of a majority of the outstanding shares of each of our common stock, Series A preferred stock and Series B preferred stock, adopted the Merger Agreement.  Upon consummation of the merger, the Company will become a wholly-owned subsidiary of Vertex Nevada, and Vertex Nevada will succeed to our company’s reporting obligations under the Securities Exchange Act of 1934. The parties anticipate that the merger will be consummated on April 1, 2009.

Our management team is currently focused on completing our pending merger with the wholly-owned subsidiary of Vertex Nevada, while maintaining the viability of our renewable energy business plan. Upon the closing of the merger, it is anticipated that the renewable energy business plan will continue to be pursued by Vertex Nevada through a subsidiary. Expenditures related to the renewable energy business are being minimized as we manage relationships, contract negotiations and other relevant activities related to the potential development of renewable energy projects without encumbering our ability to meet the closing conditions of the merger in a timely manner. While the renewable energy project development effort remains viable, the primary focus of the combined company post merger will become Vertex Nevada’s hydrocarbon recycling business and the pursuit of growth opportunities related to this business segment. The following is an overview of World Waste and its business operations prior to consummation of the pending merger and other transactions contemplated by the associated merger agreement.

We are a development stage company formed to develop, design, build, own and operate facilities which employ systems and technologies designed to profitably convert municipal solid waste (“MSW”) and other waste streams, such as wood waste and construction and demolition debris, into usable commodities and products. These products are expected to include renewable energy and recyclable commodities. We may continue our efforts on producing renewable energy from waste materials through the use of gasification and pyrolysis technologies in order to meet the rapidly growing demand for renewable power. We believe that this increased demand is being driven, to a large extent, by the adoption of Renewable Portfolio Standards in a number of states, which require or encourage utilities to have a specific percentage of their electricity sales come from renewable sources.

To implement our renewable energy platform, we may pursue the development of facilities in targeted markets where we believe we will be able to earn a “tipping” fee for accepting wastes and a premium for the sale of renewable energy products or receive a very low cost biomass feedstock. We also may plan to develop or obtain the rights to use gasification technologies in demonstration application to gain operating experience with the unique aspects of gasifying biomass derived from municipal solid waste and other waste streams such as construction and demolition debris, and to develop detailed design criteria for larger-scale systems.

We anticipate that the development of projects using these technologies could position us to generate three distinct revenue streams: (a) “tipping” fees charged to the entities that supply us with MSW or other waste materials, (b) recycling revenue from the sale of commodity recyclables (such as beverage containers, aluminum, steel, plastics, and glass) that our process recovers and which otherwise would be interred in landfills, and (c) revenue from the sale of our end products, anticipated to be primarily renewable electricity, and potentially bio-fuels. We believe that our receipt of fees from waste generators or handlers could provide us with a low cost fuel source, which is an important and beneficial characteristic of our business model.

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

STRATEGY

Our goal is to develop and/or acquire full-scale commercial facilities which profitably transform residual MSW, wood waste and other waste streams into usable renewable energy or products, including electricity, synthetic gas, bio-oil and/or bio-fuels.

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

TRENDS IN OUR BUSINESS

The Resource Conservation and Recovery Act of 1991 requires landfills to install expensive liners and other equipment to control leaching toxins. Due to the increased costs and expertise required to run landfills under this Act, many small, local landfills closed during the 1990's. Larger regional landfills were built requiring increased logistics costs for the waste haulers.

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

CORPORATE HISTORY OF REVERSE MERGER

We were formed as a result of two mergers that occurred in 2004. First, in March 2004, World Waste of America, Inc. ("WWA") merged with and into a wholly-owned subsidiary of Waste Solutions, Inc. ("WSI"), a California corporation. Cagan McAfee Capital Partners and its affiliates were the controlling shareholders of WSI. As a result of this merger, WSI continued as the surviving corporation, assumed the operations and business plan of WWA, the shareholders of WWA became shareholders of WSI, and WSI changed its name to World Waste Technologies, Inc. ("Old WWT").

Second, in March 2004, Old WWT entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into a wholly-owned subsidiary of VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger of Old WWT with VPTI's wholly-owned subsidiary was completed on August 24, 2004. Pursuant to the merger, Old WWT's shareholders became the holders of approximately 95% of the outstanding shares of VPTI. Upon completion of this merger, VPTI changed its name to World Waste Technologies, Inc. VPTI was incorporated on June 21, 1985 and provided voice recognition and voice activated products. Because the shareholders of Old WWT became the controlling shareholders of VPTI after the merger, Old WWT was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Additionally, the prior operating results of VPTI are not indicative of our future operations, and none of the assets or liabilities on our balance sheet as of December 31, 2008 and 2007 relate to VPTI prior to the merger.

Since the formation of WWA in 2002, our efforts have been principally devoted to research and development activities, construction of our initial facility (which facility is no longer a component of our business strategy), raising capital, and recruiting additional personnel and advisors. To date, we have not generated any significant revenues. Before the effect of our pending merger with Vertex Nevada, we do not anticipate generating significant revenue until sometime in 2011, if ever.

Our stock is quoted on the OTC Bulletin Board under the symbol WDWT.OB

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

Our plan is to provide waste processing services to other companies and municipalities in the MSW industry throughout the United States. The MSW industry in the United States is dominated by large MSW processors such as Waste Management, Inc. and Republic Services, Inc. Many other smaller regional companies and municipalities are also in the waste handling business. Many state governments in the United States mandate that certain percentages of all MSW be recycled. The State of California, where our headquarters are located, currently mandates the highest standard in the United States by requiring that 50% of all incoming MSW be diverted from landfills. We believe that the trend in state law throughout the country is to migrate toward this California standard. Accordingly, we anticipate providing our processing services to MSW handlers looking for efficient ways to increase the percentage of their recycled MSW.

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

COMPETITION

We expect to compete with numerous other products, technologies and services that are in use currently or may subsequently be developed by companies, academic institutions and research institutions. These competitors consist of both large established companies as well as small, single product or service development stage companies. Two companies dominate the MSW industry in the United States: Waste Management, Inc. ($13.4 billion in revenues); and Republic Services, Inc. who recently acquired Allied Waste Industries ($9.4 billion in combined revenues). There are also many smaller regional companies and municipalities in the waste handling business. We expect competition from these companies as they develop different and/or novel approaches to the processing of MSW. Some of these approaches may directly compete with the products or services that we are currently developing.

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

RESEARCH AND DEVELOPMENT

During 2008, 2007, and 2006, we spent $16,359, $2,380,943, and $273,894, respectively, on research and development activities.

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

We have determined that we will not use the patented technology in our future facilities. In March 2008, we entered into an agreement to sell the patent and all of the rights associated with it, including the sublicense agreement, to Clean Earth Solutions, Inc. (“CES”). After receiving the first two payments, CES failed to make the third payment, thereby placing it in default under the agreements governing the sale of the patent.  In October 2008, we sold the patent and related intellectual property rights in our pressurized steam classification process to CleanTech Biofuels, Inc. (“CTB”) for consideration composed of cash, debt and warrants.

EMPLOYEES

As of March 20, 2009, we had 2 full-time employees, both members of our executive management team. We are not a party to any collective bargaining agreements. We also had 3 part-time employees. We have not experienced work stoppages and we believe that our relationship with our employees is good.

ITEM 1A.

NOT APPLICABLE.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our principal executive offices are in Cupertino, California. We utilize the office space of Cagan McAfee Capital Partners, for which we do not pay rent.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's shareholders for a vote during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.

MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since August 24, 2004 under the symbol "WDWT.OB" Prior to the merger in which World Waste Technologies, Inc. became our wholly-owned subsidiary on August 24, 2004, our common stock was listed on the OTC Bulletin Board over-the-counter market under the symbol "VPTI.OB"

The following table sets forth, for the periods indicated, the high and low closing bid prices for our Common Stock on the OTC Bulletin Board, for the quarters presented. Bid prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions:

QUARTER ENDING	HIGH	LOW
FISCAL 2007
March 31, 2007	$1.90	$1.05
June 30, 2007	$1.70	$0.80
September 30, 2007	$0.94	$0.25
December 31, 2007	$0.29	$0.10
FISCAL 2008
March 31, 2008	$0.34	$0.14
June 30, 2008	$0.30	$0.14
September 30, 2008	$0.24	$0.10
December 31, 2008	$0.11	$0.02

HOLDERS

As of March 19, 2009 there were approximately 442 holders of record of our common stock, not including holders who hold their shares in street name.

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

NOT APPLICABLE.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion, as well as information contained elsewhere in this report, contain "forward-looking statements." These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, and general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

OVERVIEW

We were formed as a result of two mergers that occurred in 2004. First, in March 2004, World Waste of America, Inc. ("WWA") merged with and into a wholly-owned subsidiary of Waste Solutions, Inc. ("WSI"), a California corporation. Cagan McAfee Capital Partners and its affiliates were the controlling shareholders of WSI. As a result of this merger, WSI continued as the surviving corporation, assumed the operations and business plan of WWA, the stockholders of WWA became stockholders of WSI, and WSI changed its name to World Waste Technologies, Inc. ("Old WWT").

In March 2004, Old WWT entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation ("VPTI"), to merge with and into a wholly-owned subsidiary of VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger of Old WWT with VPTI's wholly-owned subsidiary was completed on August 24, 2004. Pursuant to the merger, Old WWT's stockholders became the holders of approximately 95% of the outstanding shares of VPTI. Upon completion of this merger, VPTI changed its name to World Waste Technologies, Inc. VPTI was incorporated on June 21, 1985 and provided voice recognition and voice activated products. Because the stockholders of Old WWT became the controlling stockholders of VPTI after the merger, Old WWT was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWT. Additionally, the prior operating results of VPTI are not indicative of our future operations, and none of the assets or liabilities on our balance sheet as of December 31, 2008 relate to VPTI prior to the merger.

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

PLAN OF OPERATIONS

COMPANY OVERVIEW

On May 15, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vertex Energy, LP, a Texas limited partnership (“Vertex LP”), Vertex Energy, Inc., a Nevada corporation (“Vertex Nevada”), Vertex Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Vertex Nevada, and Benjamin P. Cowart, as agent for the shareholders of Vertex Nevada (the “Agent”). On May 19, 2008, we, Vertex LP, Vertex Nevada, and Vertex Merger Sub, LLC, a California Limited Liability Company and wholly-owned subsidiary of Vertex Nevada (“Merger Sub”), entered into an Amended and Restated Merger Agreement (as so amended and restated, the “Merger Agreement”).  Vertex LP is a Texas-based privately held limited partnership controlled by the Agent.  Among other businesses, Vertex LP engages in the business of recycling of used motor oil and other hydrocarbons.

At a special meeting of our shareholders held on March 6, 2009, the holders of a majority of the outstanding shares of each of our common stock, Series A preferred stock and Series B preferred stock, adopted the Merger Agreement.  Upon consummation of the merger, the Company will become a wholly-owned subsidiary of Vertex Nevada, and Vertex Nevada will succeed to our company’s reporting obligations under the Securities Exchange Act of 1934. The parties anticipate that the merger will be consummated on April 1, 2009.

Our management team is currently focused on completing the above-described merger, while maintaining the viability of our renewable energy business plan. Upon the closing of the merger, it is anticipated that the renewable energy business plan will continue to be pursued by Vertex Nevada through a subsidiary. Expenditures related to the renewable energy business are being managed as we seek to maintain relationships, contract negotiations and other relevant activities related to the potential development of renewable energy projects without encumbering our ability to meet the closing conditions of the merger in a timely manner. While the renewable energy project development effort remains viable, the primary focus of the combined company post merger will become Vertex Nevada’s hydrocarbon recycling business and the pursuit of growth opportunities related to this business segment. The following is an overview of World Waste and its business operations prior to consummation of the pending merger and other transactions contemplated by the associated merger agreement.

We are a development stage company formed to develop, design, build, own and operate facilities which employ systems and technologies designed to profitably convert municipal solid waste (“MSW”) and other waste streams, such as wood waste and construction and demolition debris, into usable commodities and products. These products are expected to include renewable energy and recyclable commodities. We will continue our efforts on producing renewable energy from waste materials through the use of gasification and pyrolysis technologies in order to meet the rapidly growing demand for renewable power. We believe that this increased demand is being driven, to a large extent, by the adoption of Renewable Portfolio Standards in a number of states, which require or encourage utilities to have a specific percentage of their electricity sales come from renewable sources.

To implement our renewable energy platform, we may pursue the development of facilities in targeted markets where we believe we will be able to earn a “tipping” fee for accepting wastes and a premium for the sale of renewable energy products or receive a very low cost biomass feedstock. We also may plan to develop or obtain the rights to use gasification technologies in demonstration application to gain operating experience with the unique aspects of gasifying biomass derived from municipal solid waste and other waste streams such as construction and demolition debris, and to develop detailed design criteria for larger-scale systems.

We anticipate that the development of projects using these technologies could position us to generate three distinct revenue streams: (a) “tipping” fees charged to the entities that supply us with MSW or other waste materials, (b) recycling revenue from the sale of commodity recyclables (such as beverage containers, aluminum, steel, plastics, and glass) that our process recovers and which otherwise would be interred in landfills, and (c) revenue from the sale of our end products, anticipated to be primarily renewable electricity, and potentially bio-fuels. We believe that our receipt of fees from waste generators or handlers could provide us with a low cost fuel source, which is an important and beneficial characteristic of our business model.

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

TRENDS IN OUR BUSINESS

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

Our significant accounting policies are summarized in note 3 to the accompanying audited financial statements included in this report. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Furthermore, there is a high likelihood that materially different amounts would be reported under different conditions or using different assumptions.

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

REVENUE RECOGNITION

In 2006, revenue for receiving Municipal Solid Waste (MSW) was recognized when the MSW was delivered. Revenue for products sold, such as unbleached fiber, metals and aluminum, were recognized when the product was delivered to the customer. We recorded no revenue during 2008 or 2007.

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

During the fourth quarter of 2007, we determined that we would not use the patented technology in our future facilities and consequently ceased amortization of the patent and moved the unamortized intangible assets to assets held for sale and stated at its book value, which was lower of fair value less costs to sell in accordance with SFAS 144. In February 2008, and again in October 2008, we entered into agreements to sell the patent and all of its associated rights.

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

During the third quarter of 2007, we determined that our ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, our research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on our renewable energy process, we initiated conversations with Taormina Industries, Inc. (“Taormina”) regarding termination of the lease of the Anaheim facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. Consequently, we recorded a charge of $8,454,106 in the third quarter of 2007 which represented the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap. The estimated carrying value was revalued and adjusted at December 31, 2007. In February 2008, we sold the assets related to the "front-end" process of the facility, and as of December 31, 2008, we had no fixed assets.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007

EXPENSES

Operating expense of $4.8 million during the year ended December 31, 2008 decreased approximately $11.2 million compared to the year ended December 31, 2007.  The main driver of the variance was approximately $8.5 million of impairment charges recorded in 2007 relating to disposal of our Anaheim facility. Other significant decreases occurred in expenditures relating to research and development and general and administrative expenses.

Research and development expenses of $16,359 for the year ended December 31, 2008 decreased $2,364,584 compared to the year ended December 31, 2007. This was primarily due to $2,074,000 of expense incurred in connection with activities and deprecation at our Anaheim facility, which was sold in 2007.  Expenditures incurred in connection with gasification also decreased in 2008, as we began to focus more on negotiating and closing our pending merger transaction.

General and administrative expenses of $4,832,861 for the year ended December 31, 2008 decreased by approximately $419,027 compared to the year ended December 31, 2007. The decrease was primarily due to lower payroll and related costs as a result of our smaller organization in 2008.  This decrease was partially offset by an increase in legal and board of director fees incurred in connection with activities required for our pending merger.

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

Interest income for the year ended December 31, 2008 of $235,641 decreased $343,627, due to lower cash and investment balances in 2008 as compared to 2007, and due to the lack of interest income earned during the collapse of the auction rate securities market. We were able to liquidate our portfolio of auction rate securities by the end of the third quarter 2008, and we recorded a $389,289 loss in connection with the conversion of such securities into US government treasury bills.

Other income is comprised primarily of a $60,524 gain that we recorded in connection with the sale of our patent to CTB.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had cash and cash equivalents on hand of approximately $7.6 million.

During the year ended December 31, 2008, net cash used for operating activities was approximately $3.1 million. The use of cash was primarily for general and administrative expenses and significant expenses associated with our pending merger. In addition to the $3.1 million used in operating activities we received approximately $8.0 million in proceeds from asset sales and from the sales of short term investments.

As part of the merger, World Waste will deliver to certain of Vertex Nevada’s existing shareholders a total of $4.4 million in cash, World Waste will transfer at least $2.4 million of cash to Vertex Nevada and Vertex Nevada will assume up to $1.6 million of Vertex LP’s indebtedness as well as other specified liabilities of Vertex LP comprised primarily of trade accounts payable (in each case, unless and to the extent that such condition to closing is waived or modified).

World Waste recently loaned Vertex Nevada $1.0 million for general working capital. Unless repaid prior to the closing of the merger, proceeds of such loan will reduce the amount of cash required to be transferred by World Waste to the Vertex LP partners at the closing. We currently anticipate the merger will close on April 1, 2009.

The holders of our preferred stock have the right to require us to redeem their shares on April 10, 2010, at a price equal to the original issuance price (with accrued but unpaid dividends being treated as outstanding for purposes of calculating the total redemption price), for a total of approximately $47.3 million (assuming none of such shares of preferred stock are converted to common stock prior to any such redemption). In the event that the proposed merger with Vertex Nevada does not close, we will need to raise significant additional capital or restructure the terms of our preferred stock in order to meet this redemption obligation if and when it becomes due. If we are unable to do so, and if the holders of our preferred stock exercise their redemption right, World Waste would likely be rendered insolvent. In addition, if the merger does not close, the holders of World Waste's Series A Preferred Stock could exercise their right to elect a majority of our Board of Directors, which would give such holders effective control over World Waste.

As a result of the default by CES relating to the sale of our patent, on October 22, 2008, we sold the patent and related intellectual property rights in our pressurized steam classification process to CleanTech Biofuels, Inc. (“CTB”) in exchange for $150,000 in cash, a $450,000 secured promissory note and warrants to purchase up to 900,000 shares of CTB’s common stock. The promissory note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by the patent. The warrants are exercisable at any time for five years from the date of issuance at a price of $0.45 per share. In addition, CTB issued us a contingent warrant to purchase up to an additional 900,000 shares of its common stock on the same terms, except that this warrant is exercisable only if CTB defaults on its obligations under the note.   Due to realizability concerns, we have fully reserved the note and have assigned no value to the warrants in our financial statements.  Similarly, our assessment of the warrants in accordance with SFAS No. 157 “Fair Value Measurements” resulted in an immaterial value, so are therefore not reflected in our consolidated financial statements.

In the event the proposed merger with Vertex is not consummated, we estimate that our cash will sustain operations through at least March of 2010, based on our current level of expenditures. We may, however, plan to change our current cash use levels if and when we are able to move forward on certain initiatives, primarily related to gasification.

As of December 31, 2008, we had no long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other similar long-term liabilities.  We terminated  a capital lease in 2008.

CONTRACTUAL COMMITMENTS

As of December 31, 2008, we had no long-term contractual obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157, Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 became effective for our company beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - The FASB issued SFAS No. 159 which permits an entity to chose to measure many financial instruments and certain other items at fair value. SFAS No. 159 became effective for our company beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

SFAS No. 141 (Revised 2007), Business Combinations. On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007). Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; noncontrolling interests (formerly known as "minority interests" -- see Statement 160 discussion below) will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect Statement 141R to have a material impact on our financial statements.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. On December 4, 2007, the FASB issued FASB Statement No. 160. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Because we have no such arrangements currently, the adoption of this principle will not have a material impact on our financial statements. However, as we pursue our gasification strategy, we may have such arrangements in the future.

ITEM 7A.

NOT APPLICABLE.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of World Waste Technologies, Inc.

Cupertino, California

We have audited the accompanying consolidated balance sheets of World Waste Technologies, Inc. and subsidiaries (a developmental stage enterprise) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Waste Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $85,205,864 and expects to incur substantial additional losses and costs. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

March 30, 2009

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS:
Current Assets:
Cash and cash equivalents	$7,577,949	$2,711,200
Short-term investments	––	7,093,418
Prepaid Expenses	56,350	336,726
Assets held for sale (See Notes 4 and 5)	––	1,083,223
Total Current Assets	7,634,299	11,224,567

Fixed Assets:
Machinery and Equipment, net of accumulated depreciation of $0 at December 31, 2008 and $23,358 at December 31, 2007	––	35,302
Other Assets:
Deposits, long term	4,719	36,519
TOTAL ASSETS	$7,639,018	$11,296,388

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$229,734	$359,988
Accrued Salaries Payable	59,508	108,992
Capital Lease, short term	––	49,524
Other Liabilities	34,988	290,181
Total Current Liabilities	324,230	808,685
Capital Lease, long term	––	30,826
Total Long Term Liabilities	––	30,826
TOTAL LIABILITIES	324,230	839,511
Redeemable Convertible Preferred Stock (See Note 7)	33,054,235	22,812,640
Commitments and Contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Common Stock - $.001 par value:
100,000,000 shares authorized, 27,596,491 and 27,576,046 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	27,595	27,575
Additional paid-in Capital	59,438,822	57,782,888
Deficit accumulated during development stage	(85,205,864)	(70,000,282)
Accumulated comprehensive income	––	(165,944)
TOTAL STOCKHOLDERS’ EQUITY	(25,739,447)	(12,355,763)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,639,018	$11,296,388

The accompanying notes form an integral part of these consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

			June 18, 2002 Inception to
	Year Ended December 31,		December 31,
	2008	2007	2008
GROSS REVENUE:	$––	$––	$93,784
Disposal of Rejects	––	––	(65,526)
Plant Operation Cost	––	––	(2,720,922)
Depreciation	––	––	(1,843,615)
Total Cost of Goods Sold	––	––	(4,630,063)
Gross Margin	––	––	(4,536,279)
General and Administrative Expense
Research and Development	(16,359)	(2,380,943)	(3,438,582)
General and Administrative	(4,832,861)	(5,251,888)	(20,842,149)
Impairment of Assets	––	(8,454,106)	(18,191,450)
Loss from Operations	(4,849,220)	(16,086,937)	(47,008,460)
Interest Income (Expense)	235,641	579,268	844,911
Financing Transaction Expense	––	––	(7,442,426)
Change in Warrant Liability	––	––	1,789,133
Loss on sales of available-for-sale securities	(389,289)	––	(389,289)
Other Income	56,518	155,000	211,518
Net Loss before Provision for Income Tax	(4,946,350)	(15,352,669)	(51,994,613)
Income Taxes	––	––	––
Net Loss	$(4,946,350)	$(15,352,669)	$(51,994,613)

Preferred Stock Dividend and Amortization Of Beneficial Conversion Feature, Warrants And Offering Costs (Note 7)
	(10,259,231)	(13,011,750)	(33,143,725)
Net Loss attributable to Common Shareholders
	$(15,205,581)	$(28,364,419)	$(85,138,338)
BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
	$(0.55)	$(1.06)	$(3.91)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN CALCULATION
	27,594,313	26,783,456	21,794,357

COMPREHENSIVE INCOME
Net loss	$(4,946,350)	$(15,352,669)	$(51,994,613)
Unrealized gain (loss) on short term investments held for sale	––	(165,944)	––
Total comprehensive income (loss)	$(4,946,350)	$(15,518,613)	$(51,994,613)

———————

*

approximately $67,526 in consulting and travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

The accompanying notes form an integral part of these consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER

COMPREHENSIVE LOSS

	Shares	Dollars	Additional Paid in Capital	Common Stock Subscription	Accumulated Deficit *	Accumulated Comprehen-sive Income (Loss)	Total
Preformation expenses	––	$––	$––	$––	$(67,526)	$––	$(67,526)
Formation - June 18, 2002	9,100,000	100	73,036	––	––	––	73,136
Net loss – 2002	––	––	––	––	(359,363)	––	(359,363)
December 31, 2002	9,100,000	$100	$73,036	$––	$(426,889)	$––	$(353,753)
Additional paid in capital			100				100
Common stock subscribed	––	––	––	125,000	––	––	125,000
Net loss - 2003	––	––	––	––	(804,605)	––	(804,605)
December 31, 2003	9,100,000	$100	$73,136	$125,000	$(1,231,494)	$––	$(1,033,258)
Merger with Waste Solutions, Inc.	7,100,000	63	2,137	––	––	––	2,200
Common stock subscriptions	125,000	1	124,999	(125,000)	––	––	––
Common stock and warrants net of offering cost prior to VPTI merger	3,045,206	31	3,952,321	––	––	––	3,952,352
Shares cancelled	(500,000)	(5)	5	––	––	––
Warrants issued	––	––	281,171	––	––	––	281,171
Merger with VPTI	1,200,817	21,062	(21,062)	––	––	––	––
Conversion of promissory notes	1,193,500	12	1,193,488	––	––	––	1,193,500
Accrued interest on notes
forgiven	––	––	135,327	––	––	––	135,327
Common stock and warrants net of offering cost	1,460,667	1,461	2,865,462	––	––	––	2,866,923
Amortization of stock options and warrants to employees and consultants	––	––	217,827	––	––	––	217,827
Net loss - 2004	––	––	––	––	(2,496,188)	––	(2,496,188)
December 31, 2004	22,725,190	$22,725	$8,824,811	$––	$(3,727,682)	$––	$5,119,854
Common stock and warrants net of offering cost	1,961,040	1,961	3,072,116	––	––	––	3,074,077
Amortization of stock options and warrants to employees and consultants	––	––	654,220	––	––	––	654,220
Dividend redeemable (preferred stock)	––	––	106,645	––	(671,769)	––	(565,124)
Warrants issued	––	––	861,853	––	––	––	861,853
Bridge financing warrants	––	––	1,114,105	––	––	––	1,114,105
Beneficial conversion feature on redeemable preferred stock	––	––	1,328,066	––	––	––	1,328,066
Amortization of beneficial conversion feature, warrants, and offering costs on redeemable preferred stock	––	––	––	––	(562,704)	––	(562,704)
Net loss - December 2005	––	––	––	––	(3,078,917)	––	(3,078,917)
December 31, 2005	24,686,230	$24,686	$15,961,816	$––	$(8,041,072)	$––	$7,945,430

The accompanying notes form an integral part of these consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER

COMPREHENSIVE LOSS

(Continued)

	Shares	Dollars	Additional Paid in Capital	Common Stock Subscription	Accumulated Deficit *	Accumulated Comprehen- sive Income (Loss)	Total
Common stock and warrants net of offering cost	262,851	263	9,561	––	––	––	9,824
Amortization of stock options and warrants to employees and consultants	––	––	989,252	––	––	––	989,252
Dividend (preferred stock)	––	––	386,954	––	(2,920,893)	––	(2,533,939)
Warrants issued preferred stock (see note 9)	––	––	1,647,250	––	––	––	1,647,250
Senior secured debt warrants (see note 8)	––	––	787,500	––	––	––	787,500
Beneficial conversion feature - Series B	––	––	18,207,102	––	––	––	18,207,102
Conversion of Series B preferred stock	296,581	296	840,716	––	––	––	841,012
Series B investor & placement warrants	––	––	7,922,663	––	––	––	7,922,663
Series A investor warrants	––	––	3,065,931	––	––	––	3,065,931
Elimination of warrant liabilities	––	––	674,420	––	––	––	674,420
UAH stock for purchase of patent	167,000	167	697,833	––	––	––	698,000
Registration filing fees	––	––	(11,529)	––	––	––	(11,529)
Amortization of beneficial conversion feature, warrants, and offering costs on redeemable preferred stock	––	––	––	––	(5,717,378)	––	(5,717,378)
Net loss - 2006	––	––	––	––	(24,956,520)	––	(24,956,520)
December 31, 2006	25,412,662	$25,412	$51,179,469	$––	$(41,635,863)	$––	$9,569,018
Common stock and warrants net of offering cost	302,660	302	261,192	––	––	––	261,494
Amortization of stock options and warrants to employees and consultants	––	––	1,638,128	––	––	––	1,638,128
Dividend (preferred stock)	––	––	––	––	(3,173,396)	––	(3,173,396)
Conversion of series b preferred stock	1,860,724	1,861	4,704,099	––	––	––	4,705,960
Amortization of beneficial conversion feature, warrants, and offering costs on redeemable preferred stock	––	––	––	––	(9,838,354)	––	(9,838,354)
Unrealized loss on short term investments available for sale	––	––	––	––	––	(165,944)	(165,944)
Net loss – 2007	––	––	––	––	(15,352,669)	––	(15,352,669)
December 31, 2007	27,576,046	$27,575	$57,782,888	$––	$(70,000,282)	$(165,944)	$(12,355,763)
Amortization of stock options and warrants to employees and consultants	––	––	1,638,319	––	––	––	1,638,319
Dividend (preferred stock)	––	––	––	––	(3,255,255)	––	(3,255,255)
Conversion of Series B preferred stock	20,445	20	17,615	––	––	––	17,635
Amortization of beneficial conversion feature, warrant discount and offering costs on redeemable preferred stock	––	––	––	––	(7,003,977)	––	(7,003,977)
Net loss – 2008	––	––	––	––	(4,946,350)	––	(4,946,350)
Unrealized gain (loss) on short term Investment available for sale	––	––	––	––	––	165,944	165,944
December 31, 2008	27,596,491	$27,595	$59,438,822	$––	$(85,205,864)	$––	$(25,739,447)

The accompanying notes form an integral part of these consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		June 18, 2002 Inception to December 31
	2008	2007	2008
Cash Flow from Operating Activities:
Net Loss	$(4,946,350)	$(15,352,669)	$(51,994,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	––	8,454,106	18,191,540
Gain on sale of assets	(60,524)	––	(60,524)
Loss on sale of short-term investments	389,289	––	389,289
Depreciation and amortization	6,354	1,063,932	3,023,149
Interest Forgiveness	––	––	135,327
Warrant and Common Stock Issued for
Consulting	––	––	84,566
Amortization of warrants & Options to
Employees	1,638,319	1,638,128	4,661,107
Fair Value adjustment warrant liability	––	––	(1,789,134)
Financial transaction Expense	––	––	7,442,426
Amortization of offering cost	––	––	252,277
Changes in operating assets and liabilities:
Accounts Receivable	––	12,517	––
Prepaid Expenses	280,376	(162,137)	(56,350)
Accounts Payable	(130,254)	(143,764)	229,734
Accrued Salaries	(49,484)	(27,643)	59,508
Accrued Other Liabilities	(255,193)	303,695	294,488
Net Cash used in Operating Activities	(3,127,467)	(4,213,835)	(19,137,210)
Cash Flows from Investing Activities:
Construction in Progress	––	––	(4,043,205)
Leasehold Improvements	––	(8,617)	––
Deposits on Equipment	––	––	(5,231,636)
Purchase (Sale) of Machinery & Equipment	1,092,343	(128,062)	(10,073,245)
Patent License	––	––	(412,307)
Purchase (Sale) of Short-term investments	6,870,073	(7,259,362)	(389,289)
Deposits	31,800	––	(4,719)
Net Cash used in Investing Activities	7,994,216	(7,396,041)	(20,154,401)
Cash Flows from Financing Activities:
Redeemable Convertible Preferred Stock	––	––	30,346,461
Senior Secured Debt	––	––	6,265,000
Senior Secured Debt Offering Cost	––	––	(420,523)
Payment of Senior Secured Debt	––	––	(2,785,000)
Warrants, Common Stock and
Additional Paid in Capital	––	(9,764)	13,463,622
Net Cash provided by Financing Activities	––	(9,764)	46,869,560
Net Increase (Decrease) in Cash	4,866,749	(11,619,640)	7,577,949
Cash and Cash Equivalents at beginning of year	2,711,200	14,330,840	––
Cash and Cash Equivalents at end of year	7,577,949	2,711,200	7,577,949
Interest (Paid) Received	$––	$579,268	30,002
Income Taxes Paid	––	––	––

The accompanying notes form an integral part of these consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

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

*

During the year ended December 31, 2006, the Company transferred all of its construction in progress to Leasehold Improvements and Machinery and Equipment.

*

During the year ended December 31, 2007, the Company issued 103,340 shares in exchange for services rendered in 2006.

*

During the years ended December 31, 2008 and  2007, the Company issued 20,445 and 1,860,724 shares of common stock in exchange for conversion of $17,635 and $4,705,960 of Preferred Series B stock, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the accounts of World Waste Technologies, Inc. (Formerly World Waste of America, Inc.) and its wholly owned subsidiaries World Waste of Anaheim, Inc., and World Waste of California, Inc. (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated upon consolidation. World Waste Technologies, Inc. (WWTI), a California corporation, was formed on June 18, 2002 as World Waste of America, Inc. WWTI held the United States license from Bio-Products International, Inc. with respect to patented technology developed at the University of Alabama in Huntsville, and other related intellectual property, which technology was designed to convert a significant percent of municipal solid waste into a cellulose biomass containing material.

On March 6, 2009, a majority of the Company’s shareholders voted to merge with a wholly-owned subsidiary of Vertex Energy, Inc. (“Vertex Nevada”).  Vertex Nevada, a Nevada corporation based in Houston, Texas, is engaged in the business of recycling used motor oil and other hydrocarbons. Vertex Nevada operates through its Black Oil division, which aggregates used motor oil from third-party collectors and manages the delivery of this feedstock primarily to a third-party re-refining facility, and (2) through its Refining and Marketing division, which aggregates hydrocarbon streams from collectors and generators and manages the delivery of the hydrocarbon waste products to a third-party facility for further processing, and then manages the sale of the end products. In addition, Vertex Nevada proposes to implement proprietary thermo-chemical upgrading technology that will process used motor oil and convert it to higher value products such as marine diesel oil and vacuum-gas oil. The accompanying financial statements and footnote disclosures do not reflect the financial impact of the merger, which is expected to close on April 1, 2009.  See Note 13.

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

In March 2004, Old WWTI entered into an Agreement and Plan of Reorganization with Voice Powered Technologies International, Inc., a California corporation (“VPTI”), to merge with and into VPTI. VPTI was a publicly traded company trading under the stock symbol VPTI.OB. VPTI had no material assets, liabilities or operations. The merger with VPTI was completed on August 24, 2004. Pursuant to the merger, Old WWTI shareholders received 20,063,706 VPTI shares or approximately 95% of the outstanding shares of VPTI in exchange for 20,063,706 Old WWTI shares, or a one for one exchange. Upon completion of the merger, VPTI changed its name to World Waste Technologies, Inc. Because the shareholders of Old WWTI became the controlling shareholders of VPTI after the exchange, Old WWTI was treated as the acquirer for accounting purposes, and therefore the transaction was accounted for as a reverse merger. Accordingly, for accounting purposes, the historical financial statements presented are those of Old WWTI.

NOTE 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss for the year ended December 31, 2008 of $15,205,581 and an accumulated deficit attributable to common shareholders at December 31, 2008 of $85,205,864. The Company expects it will incur substantial additional losses, costs and capital expenditures before it can operate profitably. These issues raise substantial doubt about the Company’s ability to continue as a going concern. The Company is party to a merger agreement with Vertex Energy, Inc. If this transaction fails to close as contemplated, the Company may be unable to continue as a going concern for a reasonable period of time.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.

GOING CONCERN (CONTINUED)

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. On May 15, 2008, the Company entered into a definitive agreement to merge with Vertex Energy, Inc. The agreement was amended and restated on May 19, 2008. There can be no assurance that the transaction will be completed. If not closed as contemplated, the Company’s continuation as a going concern remains dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations.

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

Revenue Recognition

During 2006, revenue for receiving Municipal Solid Waste (MSW) was recognized when the MSW was delivered. Revenue for products sold, such as unbleached fiber, metals and aluminum, are recognized when the product was delivered to the customer.

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

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, on January 1, 2007. There was no material impact on the Company’s financial statements as a result of the adoption.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased, which are not securing any corporate obligations, to be cash equivalents.

Short Term Investments

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. During the the third quarter 2008, all short term investments held for sale, which included auction rate securities, were sold and the proceeds are included in cash and cash equivalents. The Company recognized a loss of approximately $389,000, recorded in Other Income and (Expense), upon the sale.  All investments held at December 31, 2007 were short-term available for sale securities, and were carried at quoted fair value, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated comprehensive income.

Concentration of Credit Risk

The Company maintains its cash balances at financial institutions. Cash balances at the institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. All cash equivalents are invested in government securities.

Fixed Assets

The Company reviews fixed assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the review indicates that fixed assets are not recoverable (i.e. the carrying amounts are more than the future projected undiscounted cash flows), their carrying amounts would be reduced to fair value.

During 2008, all remaining fixed assets were liquidated. Machinery and equipment was stated at cost. Prior to the fixed assets being recorded as held for sale, depreciation was computed on the straight-line method over the estimated useful asset lives or for leasehold improvements or equipment installed in our Anaheim plant (no longer leased or otherwise being used by us), over the remaining life of the lease, whichever was shorter. Due to the fact that at the time the assets were placed into service the lease had 8 years and two months remaining, all assets and leasehold improvements at the Anaheim facility were being depreciated over a maximum of 8 years and two months on a straight line basis. Maintenance and repairs are expensed as incurred.

The Company completed the construction of its initial plant in Anaheim, California early in the second quarter of 2006. The Company placed into service and began depreciating the assets related to this facility in the second quarter of 2006.

The assets at the Anaheim plant were comprised of two basic technologies; the front half of the plant consisted of assets related to the Company’s patented technology related to “steam classification” and material separation and the back half of the plant consist of assets related to screening and cleaning of the cellulose biomass material to prepare it for sale to paper mills. During the plant start up phase, we confronted several issues, including an unexpected high level of biological oxygen demand from organic waste in the wastewater from the pulp screening and cleaning process. The Company decided not to make the capital improvements necessary to the Anaheim plant’s wetlap process, or “back half” which the Company considered necessary in order to recover the carrying amount of the wetlap plant assets through projected future undiscounted cash flow from its operation. Consequently, the Company recorded a charge of $9,737,344 in 2006 which represented the net carrying value of the wetlap process (or “back half”) equipment.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets (Continued)

The Company did not record an impairment charge for the steam classification equipment (or “front half”) of the plant at that time because the Company intended to use that equipment in research and development activities as part of its development of alternative back end processes such as, but not limited to, gasification and acid hydrolysis.

During the third quarter of 2007, the Company determined that the ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, the Company’s research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on the Company’s renewable energy process, the Company initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007. Consequently, the Company recorded a charge of $8,454,106 in the third quarter of 2007 which represents the net carrying value of the assets at the Anaheim plant, net of estimated fair value of the equipment and estimated costs of the equipment removal and scrap. The estimated net carrying value was reevaluated at December 31, 2007. As of December 31, 2008, the Company had sold or disposed of all the equipment.

The Company capitalizes leases in accordance with FASB 13, “Accounting for Leases.”

Intangibles

Intangible assets are recorded at cost.

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

Redeemable Convertible Preferred Stock

Convertible Preferred Stock which may be redeemable for cash at the determination of the holder is classified as mezzanine equity, in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Debt and Equity,” EITF Topic D 98 and ASR 268, and is shown net of discounts for offering costs, warrant values and beneficial conversion features.

Stock-Based Compensation

As of December 31, 2008, the Company had two share-based compensation plans, which are described below. The compensation cost that has been charged against income for the plans was $1,638,319 and $1,638,128 for the years ended, December 31, 2008 and December 31, 2007, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. As of December 31, 2008, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

The Company’s 2004 Incentive Stock Option Plan (the 2004 Plan), which is shareholder-approved, provides for the issuance by the Company of a total of up to 2.0 million shares of common stock and options to acquire common stock to the Company’s employees, directors and consultants. The Company granted options to acquire no shares under this Plan during the year ended December 31, 2008 to employees, members of the board of directors and consultants. At December 31, 2008, there were 1,696,167 options outstanding under the Plan.

In May of 2007 the board of directors approved the Company’s 2007 Incentive Stock Plan (the 2007 Plan), which is not shareholder-approved. The 2007 Plan provides for the issuance by the Company of a total of up to 6.0 million shares of common stock and options to acquire common stock to the Company’s employees, directors and consultants in 2008. The Company formed a Special Committee of its Board of Directors, comprised of four

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

directors, to evaluate the Company’s strategic alternatives, and the Special Committee retained a financial advisor to assist in this process. These alternatives included, but were not limited to, a sale or merger of the Company and/or a restructuring.  As compensation for serving on the Special Committee, each of the members thereof is entitled to receive a monthly payment of $5,000 for the period the Special Committee continues to function, and was granted an option to acquire up to 300,000, or a total of 1,200,000, shares of common stock pursuant to the Company’s 2007 Plan. Each option has an exercise price equal to $0.155 per share (the closing price of the Company’s common stock on the date of grant) and vested in six equal monthly installments commencing as of March 27, 2008.

The Company granted options to acquire a total of 1,575,000 shares during the year ended December 31, 2008 to employees, members of the board of directors and consultants. At December 31, 2008, there were 4,292,120 options outstanding under the Plan.

The Company believes that option awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 2 to 4 years of continuous service and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in each Plan).

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s common stock from August 24, 2004 through the date of the respective grant. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected term of options granted was estimated using the simple method which the Company believes provides a reasonable estimation of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the LIBOR rate at the time of grant.

	Year Ended December 31, 2008	Year Ended December 31, 2007

Expected volatility	91.19%	81.2%
Expected dividends	0%	0%
Expected term (in years)	5.18	5.52% - 9.38%
Risk-free rate	2.50%	3.52% - 3.97%

A summary of option activity under the Plan as of December 31, 2008, and changes during the year then ended is presented below:

Employee Options	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Weighted- Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	4,843,000	$1.73		––
Granted	1,575,000	$0.16		––
Exercised	––	––		––
Forfeited or expired	430,000	$1.81		––
Outstanding at December 31, 2008	5,988,000	$1.31	8.13	––
Exercisable at December 31, 2008	2,203,000	$ 0.67	8.09	––

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The weighted-average grant-date fair value of options granted during 2008, 2007 and 2006, was $0.16,  $0.92 and $2.38, respectively. There have been no options exercised since inception. When options are exercised, the Company will issue new shares to the recipient.

As of December 31, 2008, there was $716,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of  approximately one year.

Non employee stock warrants outstanding:

	Number	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2007	6,829,827	$2.26	$2.31
Exercisable at December 31, 2007	6,829,827	$2.26	$2.31
Granted during the period	––	––	––
Vested during the period	––	––	––
Exercised during the period	––	––	––
Cancelled	––	––	––
Outstanding at December 31, 2008	6,829,827	$2.26	$2.31
Exercisable at December 31, 2008	6,829,827	$2.26	$2.31

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 30,851,374, consisting of employee options of 5,988,000, non employment warrants of 6,829,828, Preferred Series A of 6,505,978 and Preferred Series B of 11,527,568, were not included in the calculation of diluted earnings per share at December 31, 2008. Common stock equivalents of 28,337,007, consisting of employee options of 4,843,000, non employment warrants of 6,829,827, Preferred Series A of 6,010,516 and Preferred Series B of 10,653,664, were not included in the calculation of diluted earnings per share at December 31, 2007.

New Accounting Pronouncements

FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)

The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115(SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The accounting provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007). Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; noncontrolling interests (formerly known as “minority interests” -- see Statement 160 discussion below) will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption No. 141R to have a material impact on its consolidated financial statements.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. On December 4, 2007, the FASB issued FASB Statement No. 160. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Because the Company has no such arrangements currently, the adoption of this principle will not have a material impact on the Company’s financial statements. However, as the Company pursues its gasification strategy, it may have such arrangements in the future.

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

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.

PATENT AND LICENSE AGREEMENT (CONTINUED)

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

In March 2008, the Company entered into an agreement with Clean Earth Solutions, Inc. (“CES”), pursuant to which it agreed (i) to sell to CES specified assets relating to the “front end” process of World Waste’s Anaheim Facility for a cash payment to the Company of $500,000 (the “First Closing”), (ii) to settle a dispute arising from design issues related to the steam classification vessels that the Company had intended to use in its operations, in exchange for a payment to us of $640,000 (the “Second Closing”) and (iii) to sell to CES all of the Company’s intellectual property rights in its pressurized steam classification process in exchange for a payment of $800,000 (of which $236,000 was previously paid by CES) (the “Third Closing”). On March 7, 2008, CES paid $500,000, and the First Closing was consummated. In June 2008, CES paid the Company $640,000 for the Second Closing. Pursuant to this agreement, the Third Closing was to occur on such a date as determined by CES, provided that the Third Closing could not occur later than July 31, 2008.

As a result of the default by CES, the Third Closing never occurred. On October 22, 2008, the Company sold the patent and related intellectual property rights in its pressurized steam classification process to CleanTech Biofuels, Inc. (“CTB”) in exchange for $150,000 in cash, a $450,000 secured promissory note and warrants to purchase up to 900,000 shares of CTB’s common stock. The promissory note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by the patent. The warrants are exercisable at any time for five years from the date of issuance at a price of $0.45 per share. In addition, CTB issued the Company a contingent warrant to purchase up to an additional 900,000 shares of its common stock on the same terms, except that this warrant is exercisable only if CTB defaults on its obligations under the note.  Due to the uncertainty of the collectability of the note, the Company had fully reserved the balance of $450,000 as of December 31, 2008, and is therefore not included in the Company’s consolidated financial statements.  The warrants were valued in accordance with SFAS No. 157, utilizing the Black Scholes model.  Using the five year treasury bill risk free interest rate of 2.56%, historical volatility of 203%, the contractual exercise price of $0.45 per warrant, and a fair value per warrant of $0.03, the total value of the warrant grnat was immaterial to the Company’s financial statements. The contingent warrant was not valued or reflected in the Company’s financial statements as their issuance is contingent on an event (default of the note) that has not occurred.

NOTE 5.

TERMINATION OF SIGNIFICANT CONTRACT

In June 2003 the Company entered into a multi-year recycle agreement with Taormina Industries, Inc. pursuant to which, among other things, Taormina agreed to deliver residual municipal solid waste (MSW) to the Company for processing and the Company agreed to lease a building for the related recycling facility on Taormina’s campus in Anaheim, California (the “Anaheim Facility”). The lease for the Anaheim Facility was entered into in July 2004. The recycling agreement, as amended, provided that the recycling agreement would terminate automatically upon termination of the lease.

As previously disclosed, during early 2007 the Company began using the Anaheim Facility to conduct research and development activities related to the production of renewable energy from MSW. Recently the Company determined that the ongoing research and development work would more efficiently be carried out at the location of Applied Power Concepts, the Company’s research and development partner. Consequently, in order to reduce costs and focus management attention and cash resources on the Company’s renewable energy process, the Company initiated conversations with Taormina regarding termination of the lease of the Anaheim Facility and the cancellation of the associated recycling agreement. On October 29, 2007, Taormina terminated the lease and the recycling agreement, effective as of October 31, 2007.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.

TERMINATION OF SIGNIFICANT CONTRACT (CONTINUED)

On November 7, 2007, Taormina filed an unlawful detainer action in the Superior Court of the State of California, County of Orange (the “Action”) against the Company as to the Anaheim Facility. On March 5, 2008, Taormina and the Company entered into a stipulation for entry of judgment in the Action (the “Stipulation”). The Stipulation provides for: (a) the cancellation and forfeiture of the lease; (b) the Company to make a payment of $192,218 (the “Payment”) to Taormina; and (c) the Company to remain in possession of the Anaheim Facility until June 30, 2008. As of December 31, 2008, the Company had  made the Payment to Taormina and had completed its orderly exit from the facility.

The non-competition and right of first refusal provisions of the recycle agreement will survive termination of such agreement through July 25, 2014 (the date that the lease would have expired had it not been terminated).

NOTE 6.

INCOME TAXES

Income Taxes

The components of the income tax (expense) benefit for the fiscal years ended December 31, 2008 and 2007, and for the period from June 18, 2002 (Inception) to December 31, 2008, are as follows:

	December 31, 2008	December 31, 2007	June 18, 2002 to December 31, 2008
Federal (expense) benefit:
Current	0	0	0
Deferred	1,120,768	4,801,702	14,443,172
Valuation allowance	(1,120,768)	(4,801,702)	(14,443,172)
State (expense) benefit:
Current	0	0	0
Deferred	320,601	1,370,838	4,109,490
Valuation allowance	(320,601)	(1,370,838)	(4,109,490)
Total income tax (expense) benefit	0	0	0

The income tax (expense) benefit differs from the federal statutory rate because of the effects of the following items for the fiscal years ended December 31, 2008 and 2007, and for the period from June 18, 2002 (Inception) to December 31, 2008:

	December 31, 2008	December 31, 2007	June 18, 2002 to December 31, 2008
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.1%	5.9%	5.2%
Non-deductible items	-7.1%	0.0%	-0.3%
Warrant liability adjustments	0.0%	0.3%	0.8%
Financing transaction costs	0.0%	0.0%	-3.8%
Stock Option Compensation	-2.6%	0.0%	-.3%
Change in valuation allowance	-28.4%	-40.2%	-35.6%
Effective tax (expense) benefit rate	0.0%	0.0%	-0.0%

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available tax credits.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.

INCOME TAXES (CONTINEUD)

Income Taxes (Continued)

The tax effected temporary differences and credit carryforwards comprising the Company’s deferred income taxes as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
State taxes	(1,397,227)	(1,288,222)
Difference in basis of property	0	4,660,607
Mark-to-Market Adjustment	0	0
Capitalized Start-up costs	74,957	224,872
Reserves not currently deductible	77,196	15,265
Deferred compensation	2,128,812	1,596,332
Net operating losses	17,501,810	11,902,439
Other	167,114	0
Valuation Allowance	(18,552,662)	(17,111,293)
Net deferred income tax asset	0	0

The Company has recorded a valuation allowance in the amount set forth above for certain deferred tax assets where it is more likely than not the Company will not realize future tax benefits related to these items. The net changes in the valuation allowance for the fiscal years ended December 31, 2008 and 2007, and for the period from June 18, 2002 (Inception) through December 31, 2008 were $1,441,369, $6,172,540, and $118,552,662, respectively.

As of December 31, 2008, the Company has federal and state net operating loss carryforwards available to offset future taxable income of approximately $43,304,661 and $41,191,113, respectively. These federal and state net operating loss carryforwards expire through 2027 and 2017, respectively.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an “ownership change” (as defined in the Internal Revenue Code) of a corporation. The NOLs attributable to Voice Powered Technology International before its merger with World Waste of America, Inc. are almost completely limited according to these provisions. As such, the Company has excluded a significant portion of them in this analysis.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that a Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefits that are more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.

The adoption of FIN 48 did not have a material effect on the financial statements and therefore no portion of the Company's net deferred tax asset (before being fully reserved) has been adjusted by the application of FIN 48.

We have historically classified interest and penalties on income tax liabilities as additional income tax expense and expect to continue to do so after the adoption of FIN 48. As of December 31, 2008, our statement of financial position included no accrued interest or penalties.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.

INCOME TAXES (CONTINUED)

Income Taxes (Continued)

The Company and its subsidiaries file income tax returns in the U.S. and various state and local jurisdictions. As of December 31, 2008, the Company was not under examination by any major tax Jurisdiction. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal: 2005 through the current period.

California: 2004 through the current period.

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

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.

REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

Because the Series A is redeemable at the end of five years, at the option of the holder, it has been classified as “mezzanine equity” on the balance sheet, in accordance with FAS 150, EITF Topic D 98 and ASR 268.

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

The Warrants are exercisable for a period of five years commencing as of their issuance date, initially at an exercise price of $4.00 per share (which exercise price was subsequently revised as described in subheading SERIES A CONSENTS). The fair value of the Warrants was $1,328,066 on the issuance date. The value of the Warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of 5 years. The value of the Warrants was deducted from the face amount of the Series A Preferred and is being amortized as dividends. In accordance with EITF 00-19, the value of the Warrants has been recorded as a liability until such time as the Company meets the registration obligation of the underlying shares. In accordance with SFAS 133, the warrant liability is adjusted at the end of each reporting period to its fair value, and the adjustment is classified as other income (expense). The Company recognized $1,079,721 and $709,412 of other income for the years ended December 31, 2006 and 2005, respectively. The Company met the registration obligation on December 5, 2006 and the warrant liability was eliminated through additional paid in capital. The Company has determined no liability is necessary to be recognized in accordance with SFAS 5.

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

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.

REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

The accounting for the Series A is as follows:

	2008	2007
Gross proceeds	$10,189,000	$10,189,000
Less: beneficial conversion feature	(1,328,066)	(1,328,066)
Less: offering costs	(1,564,152)	(1,564,152)
Less: warrant value at issuance date	(1,328,066)	(1,328,066)
Subtotal	5,968,716	5,968,716
Cumulative amortization of the beneficial conversion feature	885,111	614,748
Cumulative amortization of offering costs	1,042,457	724,030
Cumulative amortization of warrant costs	885,111	614,748
Cumulative in kind dividend	3,636,203	2,583,346
Balance at December 31	$12,417,598	$10,505,588

Series A Consents

The consent of the holders of the Series A was required in order to consummate the issuance of the Senior Secured Debt. On February 6, 2006, the holders of the Series A gave such consent pursuant to a letter agreement with the Company (the “Series A Agreement”). Pursuant to the Series A Agreement, among other things, (i) the Company agreed to call a shareholders meeting to approve an amendment of certain provisions of the certificate of determination governing the terms of the Series A (including the change to the conversion rate described above), and (ii) the holders of Series A agreed to waive certain of their veto rights and contractual rights, in order to facilitate the Company’s next round of financing. In consideration of the foregoing, the Company agreed to deliver to the holders of Series A additional warrants (“Additional Warrants”)to purchase up to a total of 407,560 shares of the Company’s Common Stock at an exercise price of $0.01 per share. The Additional Warrants are exercisable for a period of five years commencing as of their issuance date. The fair value of the warrants, $1,647,250, was expensed during the quarter ended March 31, 2006 as financing expense. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 4.82%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of five years.

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

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.

REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

Because the Series B is redeemable at the end of four years, at the option of the holder, it has been classified as “mezzanine equity” on the balance sheet, in accordance with FAS 150, EITF Topic D 98 and ASR 268.

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

The Warrants are exercisable for a period of five years commencing as of their issuance date, at an exercise price of $2.75 per share. The fair value of the warrants was $7,225,630. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.42%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of 3 years. In accordance with APB Opinion 14, the fair value of the warrants issued to the

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.

REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

8% Series B Cumulative Redeemable Convertible Participating Preferred Stock (Continued)

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

Chadbourn Securities, Inc. served as one of three of the Company’s placement agents in connection with the offering, and for serving as such, received a cash fee from the Company of $446,050, and was issued warrants to acquire up to 210,980 shares of Common Stock at an exercise price of $2.75 per share and otherwise on the same terms as the warrants sold to the investors. These placement fees are included in the fees discussed in the paragraph above. Laird Cagan, a Managing Director of CMCP, acted as a registered representative of Chadbourn in connection with this offering. Our chief executive officer also works with CMCP.

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

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.

REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

8% Series B Cumulative Redeemable Convertible Participating Preferred Stock (Continued)

The accounting for the Series B is as follows:

	2008	2007
Gross proceeds	$28,488,800	$28,488,800
Less: beneficial conversion feature	(18,207,102)	(18,207,102)
Less: offering costs	(4,583,938)	(4,583,938)
Less: warrant value at issuance date	(5,697,760)	(5,697,760)
Subtotal	––	––
Cumulative amortization of the
beneficial conversion feature	12,282,266	8,368,616
Cumulative amortization of offering costs	3,668,507	2,683,183
Cumulative amortization of warrant costs	4,849,345	3,603,493
Cumulative in kind dividend	5,894,726	3,692,331
Converted to common stock	(6,058,206)	(6,040,571)
Balance at December 31	$20,636,638	$12,307,052

NOTE 8.

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

•

average risk free interest of 3.6%; dividend yield of 0%;

•

average volatility factor of the expected market price of the Company’s common stock of 70%; and

•

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

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.

SHAREHOLDERS’ EQUITY (CONTINUED)

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

NOTE 9.

CAPITAL LEASE OBLIGATION

Capital Lease obligation is comprised as follows:

	December 31,
	2008	2007
Capital Lease for Front End Loader, 34 monthly installments of $4,526, 22
payments were remaining at December 31, 2007, interest was imputed at 8.25%	$––	$80,350
Less: Current portion	––	49,524
	$––	$30,826

The capital lease was terminated in March of 2008.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY WORLD WASTE OF AMERICA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.

COMMITMENT AND CONTINGENCIES

As of December 31, 2008, the Company had in place one employment agreement, pursuant to which the total annual salary was $224,000. The officer is entitled to receive 12 months salary and continuation of benefits in the event the Company terminates his agreement for other than “good cause” or the officer resigns from the Company for “good reason” (as such terms are defined in the agreements). On February 1, 2008, the officer terminated his employment for “good reason.” As of December 31, 2008, approximately $20,930 was to be paid in January 2009 in connection with this agreement.

NOTE 11.

RELATED PARTY TRANSACTIONS

During 2006, Chadbourn Securities Inc. (“Chadbourn”)  acted as the placement agent for the Company in connection with the private placement of 1,354,800 shares of the Company’s common stock and warrants to purchase 338,700 shares of the Company’s common stock, the private placement of 4,075,600 shares of the Company’s Series A Preferred Stock and warrants to purchase 407,560 shares of the Company’s common stock, and $4,015,000 aggregate principal amount of the Company’s senior secured promissory notes and warrants to purchase up to a total of 529,980 shares of Common Stock. In connection with those private placements, the Company paid the Placement Agent a commission of approximately $961,550. In addition, the Company paid the Placement Agent a non-accountable expense allowance of $267,740 and issued the Placement Agent, or its affiliates, warrants to purchase 548,486 of the Company’s common shares, at exercise price of $2.50. The values of the warrants, $756,247, were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate 3.6% to 6.75%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 70%; and a term of 4 years.

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

NOTE 12.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands of dollars)
Revenue	$––	$––	$––	$––	$––
Gross Margin	––	––	––	––	––
Loss from operations	(1,793)	(1,402)	(917)	(737)	(4,849)
Net loss	$(1,699)	$(1,324)	$(1,263)	$(660)	$(4,946)
Net loss attributable to common shareholders
	$(4,223)	$(3,890)	$(3,837)	$(3,256)	$(15,206)
Basic and diluted net loss per share attributable to common shareholders

	$(0.15)	$(0.14)	$(0.14)	$(0.12)	$(0.55)

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands of dollars)
Revenue	$––	$––	$––	$––	$––
Gross Margin	––	––	––	––	––
Loss from operations	(1,930)	(2,229)	(10,268)	(1,660)	(16,087)
Net loss	$(1,799)	$(2,123)	$(10,080)	$(1,351)	$(15,353)
Net loss attributable to common shareholders
	$(5,503)	$(5,471)	$(12,997)	$(4,393)	$(28,364)
Basic and diluted net loss per share attributable to common shareholders

	$(0.21)	$(0.20)	$(0.48)	$(0.16)	$(1.06)

See management’s discussion and analysis for explanations of signification quarterly items effecting the quarterly fluctuations.

NOTE 13.

SUBSEQUENT EVENTS

On February 2, 2009, the Company loaned Vertex Energy, LP $1.0 million.  The note accrues interest at 12% per annum and is due at the earliest of: the consummation of the close of the merger with the Company, April 30, 2009, or 60 days following the termination of the merger.  Upon an event of default, interest accrues at 15%.  The proceeds were used by Vertex Energy, LP for working capital purposes.  The note is secured by the assets of Vertex Energy, LP and is junior to existing bank debt.

At a special meeting of its shareholders held on March 6, 2009, the holders of a majority of the outstanding shares of each of World Waste’s common stock, Series A preferred stock and Series B preferred stock, adopted the merger agreement among the Company, Vertex Energy, LP, a Texas limited partnership, Vertex Nevada, Vertex Merger Sub, LLC, a California limited liability company and wholly owned subsidiary of Vertex Nevada, and Benjamin P. Cowart, as agent for the shareholders of Vertex Nevada.  Upon consummation of the merger, the Company will become a wholly owned subsidiary of Vertex Nevada, and Vertex Nevada will succeed to the  Company’s reporting obligations under the Securities Exchange Act of 1934.  Although the parties believe that all of the conditions to the closing of the merger have been met, the parties anticipate that the merger will not be consummated until the close of business on April 1, 2009.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Based on our assessment and those criteria, our management believes that World Waste Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(b) Changes in Internal Controls

There was no change in the Company's internal control over financial reporting during the quarter that ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

At a special meeting of our shareholders held on March 6, 2009, the holders of a majority of the outstanding shares of each of our common stock, Series A preferred stock and Series B preferred stock, adopted the Merger Agreement.  Upon consummation of the merger, the Company will become a wholly-owned subsidiary of Vertex Nevada, and Vertex Nevada will succeed to the Company’s reporting obligations under the Securities Exchange Act of 1934. The parties anticipate that the merger will be consummated on April 1, 2009.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors currently consists of five members. Each of our directors is elected annually by our stockholders to serve until the next annual meeting or until his or her successor is duly elected and qualified. Our executive officers all serve at the pleasure of our board.

DIRECTORS

The following table sets forth certain information concerning our current directors.

NAME	AGE	POSITION
John Pimentel	43	Chairman of the Board and Chief Executive Officer
James L. Ferris, Ph.D.	65	Director, former President and former Chief Operating Officer
Ross M. Patten	64	Director
Sam Cortez	45	Director
David Gutacker	55	Director

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

SAM CORTEZ joined our board of directors in 2006. Mr. Cortez has been a principal at KCL Development, LLC since 2003, where he provides business consulting and financial advisory services, primarily to growth companies and new business ventures. Prior to KCL Development, Mr. Cortez spent over 12 years in investment banking, focused primarily in the environmental industry. From 2000 to 2003, Mr. Cortez was a Senior Vice President of Investment Banking at Lehman Brothers, and prior to that he worked as an investment banker at

Donaldson, Lufkin & Jenrette, Alex. Brown & Sons Incorporated and Morgan Stanley International. Mr. Cortez received an M.B.A. from the Harvard Graduate School of Business Administration and a B.S. in Chemical Engineering from the University of California, Berkeley. Pursuant to a contractual right granted to the holders of our Series A Preferred Stock, Mr. Cortez was initially designated by the holders of our Series A Preferred Stock to fill a board vacancy.

DAVID GUTACKER joined our board of directors in December 2007. Mr. Gutacker provided consulting services to our company in 2007, prior to his appointment as a director. Mr. Gutacker has served as the chief executive officer of the Gutacker Group, a consulting firm specializing in evaluating and improving energy, waste-to-energy and other industrial projects, since 2004. From 2006 to 2007 he served as president and chief executive officer of Agrifos Fertilizer, a phosphate fertilizer company, and from 1987 to 2001 worked for American Re-fuel, a waste-to-energy company, his most recent position being president and chief operating officer. Mr. Gutacker obtained his B.S. in Industrial Technology from the University of New York at Buffalo and his MBA from Canisius College.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our current executive officers.

NAME	AGE	POSITION
John Pimentel	43	Chairman of the Board and Chief
Executive Officer
Adam Shore	37	Interim Chief Financial Officer
Matthew Lieb	39	Chief Operating Officer

Information for Mr. Pimentel is set forth above under "Directors."

ADAM SHORE has served as a consultant to us since February 2008. From 1999 to June 2007, Mr. Shore, age 36, was employed by Calpine Corporation, a public company engaged in the generation and sale of electricity and electricity-related products, where he served in a number of capacities including Vice President-SEC & Financial Reporting and, most recently, Vice President-Financial Planning and Analysis. Mr. Shore holds a BA degree from Tufts University and an MBA, with an accompanying MS in Accounting, from Northeastern University.

MATTHEW LIEB was appointed to serve as our Chief Operating Officer in May 2007. Since 1999, Mr. Lieb has served as Chairman of the Board and Chief Executive Officer of Kingsley Management LLC, a company he founded that acquires and operates car wash facilities. Mr. Lieb holds a BS in Finance from Georgetown University and an MBA from Harvard Business School.

AUDIT COMMITTEE

In August 2004, our board of directors established an audit committee. Our board of directors has instructed the audit committee to meet periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select the independent accountants to be retained, and receive and consider the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The audit committee is also authorized to review related party transactions for potential conflicts of interest. Messrs. Patten, Gutacker, and Cortez (chairman) served as members of the audit committee in 2008.

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

CODE OF ETHICS

We have adopted a "Code of Ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules that applies to our officers, directors and employees. Our board of directors will not permit any waiver of any ethics policy for any director or executive officer. A copy of the Code of Ethics will be made available to our shareholders without charge upon request by contacting us at (408) 517-3308.

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

ITEM 11.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR ENDED DECEMBER 31, 2008

The following table sets forth information concerning the compensation of our chief executive officer, former chief financial officer and the next most highly compensated executive officers whose total compensation in 2008 was in excess of $100,000.  Further information regarding compensation of our names executives officers is provided under our descriptions of our “2007 Stock Option Plan” and “Employment and Consulting Agreements”.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All other compensation ($)	Total ($)
John Pimentel	2008	180,000	32,987(1)		212,987
Chief Executive Officer	2007	180,000	936,430(1)		1,116,430
				15,930(2)
Adam Shore	2008	80,000	––		80,000
Interim Chief Financial Officer	2007	––	––		––
David Rane	2008	18,667(3)	7,497(1)	227,812(3)	253,976
Former Chief Financial Officer (3)	2007	224,000	247,500		484,080
				12,580(2)
Matthew Lieb	2008	162,000	––		162,000
Chief Operating Officer	2007	124,941(4)	396,100(1)		527,591
				6,700(2)

———————

(1)

Represents the total grant date fair value during 2008 for options granted under our stock option plans, in each case in accordance with SFAS No. 123R. The assumptions made in the valuation of the options are described in note 3 of the notes to our consolidated financial statements.

(2)

Represents the incremental expense resulting from an extension of the period of time in which vested options may be exercised following termination of employment, from one to three years.

(3)

Mr. Rane resigned as an officer and employee of our company effective February 1, 2008. Compensation in 2008 includes salary for one month, severance, and an options award.  He continues to serve us in a consulting capacity.

(4)

Includes $23,833 paid to Mr. Lieb as consulting fees.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

The following table provides information on the current holdings of stock option awards by our named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer. A portion of the options were granted in 2008 and are therefore also included in the Summary Compensation Table. No named executive officer exercised any awards in 2008.

	OPTION AWARDS
	NUMBER OF SECURITIES	NUMBER OF SECURITIES
	UNDERLYING	UNDERLYING	OPTION
	UNEXERCISED OPTIONS	UNEXERCISED OPTIONS	EXERCISE
	(#)	(#)	PRICE	OPTION
NAME	EXERCISABLE	UNEXERCISABLE	($)	EXPIRATION DATE
John Pimentel	650,942	298,958(3)	1.42	May 21, 2017
John Pimentel	250,000	50,000(2)	0.16	February 27, 2018
David Rane (1)	150,000		2.70	December 23, 2015
David Rane	119,792	130,208(3)	1.42	May 21, 2017
David Rane (1)	175,000	175,000(4)	2.70	December 23, 2015
David Rane	62,500	12,500(2)	0.16	February 27, 2018
Matthew Lieb	191,667	208,333(3)	1.42	May 21, 2017

———————

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

(2)

Options vest in equal monthly installments through February 2009.

(3)

Options vest in equal installments through May 2011.

(4)

Options vest in equal installments through May 2009, as long as Mr. Rane remains a consultant to the Company.

COMPENSATION OF DIRECTORS

The following table summarizes the compensation that we paid to our non-employee directors for the year ended December 31, 2008:

	FEES EARNED OR	FAIR VALUE OF	TOTAL
NAME	PAID IN CASH ($)	OPTION AWARDS ($)	($)
Sam Cortez	93,000	33,000	126,000
Ross M. Patten	88,000	33,000	121,000
David Gutacker	94,000	33,000	127,000
James Ferris	111,125	33,000	144,125

Our non-employee directors held the following options as of December 31, 2008:

	OPTION AWARDS
	NUMBER OF SECURITIES	NUMBER OF SECURITIES
	UNDERLYING	UNDERLYING	OPTION
	UNEXERCISED OPTIONS	UNEXERCISED OPTIONS	EXERCISE
	(#)	(#)	PRICE	OPTION
NAME	EXERCISABLE	UNEXERCISABLE	($)	EXPIRATION DATE
Sam Cortez	110,000		2.25	November 1, 2015
Sam Cortez	110,000		2.70	December 23, 2015
Sam Cortez	190,000	10,000	1.42	May 21, 2017
Sam Cortez	300,000		0.16	February 27, 2018

Ross M. Patten	100,000		2.25	November 1, 2015
Ross M. Patten	20,000		2.70	December 23, 2015
Ross M. Patten	120,000		2.70	December 23, 2015
Ross M. Patten	226,191	23,809	1.42	May 21, 2017
Ross M. Patten	190,000	10,000	1.42	May 21, 2017
Ross M. Patten	300,000		0.16	February 27, 2018

David Gutacker	200,000		1.55	January 17, 2017
David Gutacker	300,000		0.16	February 27, 2018

James Ferris	7,000		3.70	December 23, 2014
James Ferris	90,000		2.25	November 1, 2015
James Ferris	90,000		2.70	December 23, 2015
James Ferris	190,000	10,000	1.42	May 21, 2017
James Ferris	300,000		0.16	February 27, 2018

In 2008, each non-employee member of our board of directors was compensated at the rate of $1,000 per day for attending board or committee meetings or otherwise working on company business. Non-employee directors were also eligible to receive grants of options in the discretion of the compensation committee. Directors who are also our employees receive no additional compensation for serving on our board. In 2007, based upon the recommendation of our compensation committee, our board of directors adopted a new compensation plan for our non-employee directors pursuant to which such directors will receive an annual retainer of $24,000 per year, $1,000 per day for attending board meetings ($500 for attending telephonically), $2,000 per year for each committee on which the director serves ($4,000 for service on the audit committee), an additional $2,000 per year for serving as the chairman of a committee and $1,000 per day for attending other meetings at the request of the chairman of our board. Directors are also entitled to reimbursement for reasonable expenses incurred on behalf of our company.

On March 10, 2008, we formed a Special Committee of our Board of Directors to evaluate our strategic alternatives. As compensation for serving on the Special Committee, each of the members thereof (Sam Cortez, James Ferris, David Gutacker and Ross Patten) was granted an option to acquire up to 300,000 shares of common stock pursuant to our 2007 Stock Plan. Each option has an exercise price equal to $0.16 per share ( the closing price of our common stock on the date of grant) and vested in six equal monthly installments commencing as of March 27, 2008. As additional compensation for serving on the Committee, each member was entitled to a cash fee of $5,000 per month.

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

TERMINATION OF THE 2007 PLAN. The 2007 Plan will terminate on May 21, 2017. The termination of the 2007 Plan will not affect any outstanding option.

GRANTS UNDER THE 2007 PLAN. On May 21, 2007 and February 27, 2008, our Board granted options covering a total of 2,856,000 and 1,575,000 shares, respectively, under the 2007 Plan. All of the options have a per share exercise price equal to the closing price of the Company's common stock on the date of grant ($1.42 for the 2007 grants and $0.16 for the 2008 grants) and expire ten years from the date of grant. The grants included the following awards made to our executive officers and directors:

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

David Rane, our then Chief Financial Officer, was awarded an option to acquire up to 250,000 shares of common stock vesting 25% on January 1, 2008 and the balance in 36 equal monthly installments on the first day of each month, commencing January 1, 2008.

Pursuant to his at-will employment agreement, Matthew Lieb, our Chief Operating Officer, was granted options to acquire up to 400,000 Shares of common stock vesting as follows: 40,000 on the date of grant, 90,000 on January 1, 2008 and the balance in 36 equal installments on the first day of each month commencing January 1,2008.

On March 10, 2008, as described above in “Compensation of Directors”, each of our directors, was granted an option to acquire up to 300,000 shares of common stock vesting in 6 equal installments on the first day of each month, commencing from the date of grant. All of the foregoing option awards provide that if the recipient is terminated for any reason other than for cause, the succeeding months of vesting automatically accelerate. The options also provide for full acceleration of vesting upon a change of control. On the same date, David Rane, was granted an option to acquire 75,000 shares of common stock, vesting ratably over twelve months, in consideration for the continued consulting service that he was providing us.

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

The Separation Agreement also provides that Mr. Rane will be retained as a consultant for the twelve-month period ending February 1, 2009. During this consultancy period, Mr. Rane will be responsible for (i) preparation and filing with the SEC, on our behalf of the 2007 Annual Report on Form 10-K ; and (ii) preparation and filing with the SEC of our Quarterly Reports on Form 10-Q for the three- and six- months ended March 31, 2008 and June 30, 2008, respectively (or, in the event that at any point during the preparation of either Report, his successor is in place, then to be actively available, in person and/or by telephone, to consult with his successor regarding the full preparation and filing of any such Report). Mr. Rane also agreed to be available to us on a periodic basis with respect to transition activities assigned to him by our Chief Executive Officer, including assisting Mr. Rane's successor with the full preparation and filing of Reports with the SEC. Although not required to account for his time during the consultancy period, Mr. Rane has agreed to be available on a timely basis to fulfill his enumerated duties.

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

Effective February 6, 2008, our company and Adam Shore entered into an at-will consulting agreement pursuant to which Mr. Shore agreed to serve as our Interim Chief Financial Officer for a salary of $8,000 per month. The agreement can be terminated by either party at any time without notice.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our equity compensation plans, which include individual compensation arrangements.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY WEIGHTED -AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a))	(b)	(c)
Equity compensation plans approved by	1,812,000	$2.19	188,000
security holders
Equity compensation plans not approved	4,606,000	$0.99	1,569,000
by security holders
Total	6,418,000	$1.33	1,757,000

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”),  may be permitted to directors, officers and controlling persons of our company pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2008 by (i) each person who is known by us to own beneficially more than five percent of our outstanding common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our current executive officers and directors as a group. As of December 31, 2008, 27,596,491 shares of World Waste’s common stock were issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. World Waste believes that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	Percent of Class (1)
John Pimentel (2)	2,312,500	8.11%
Matthew Lieb (3)	235,000	*
James L. Ferris (4)	724,883	2.56%
Ross M. Patten (5)	990,000	3.47%
Sam Cortez (6)	732,500	2.59%
David Gutacker (7)	500,000	1.78%
Steven Racoosin (8)	2,361,910	8.58%
One World Zero Waste, LLC (8)	2,361,910	8.58%
Laird Q. Cagan (9)	2,446,275	8.88%
All directors and executive officers as a group (6 persons)	5,494883	17.34%

———————

*

Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)

Shares of common stock subject to options, warrants or other convertible securities (including approximately 17 million shares of common stock issuable upon conversion of our preferred stock) that are currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2008, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of World Waste Technologies, Inc., 20400 Stevens Creek Road, 7th Floor, Cupertino, California 95014.

(2)

Includes (i) 350,000 shares formerly owned by Mr. Pimentel’s spouse, (ii) 12,500 shares issuable upon conversion of preferred stock and upon exercise of warrants and (iii) 950,000 shares issuable upon exercise of options currently exercisable or exercisable within 60 days of December 31, 2008. Does not include options to acquire 300,000 shares of common stock not exercisable within 60 days of December 31, 2008.

(3)

Represents shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days of December 31, 2008. Does not include options to acquire 165,000 shares of common stock not exercisable within 60 days of December 31, 2008.

(4)

Includes (i) 10,800 shares of common stock issuable upon the conversion of preferred stock and the exercise of warrants and (ii) 714,083 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days of December 31, 2008. Does not include options to acquire 22,917 shares of common stock not exercisable within 60 days of December 31, 2008.

(5)

Represents 990,000 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days of December 31, 2008.

(6)

Includes (i) 12,500 shares of common stock issuable upon conversion of preferred stock and exercise of warrants and (ii) 720,000 shares issuable upon exercise of options currently exercisable or exercisable within 60 days of December 31, 2008.

(7)

Represents 500,000 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days of December 31, 2008.

(8)

Address: 3849 Pala Mesa Drive, Fallbrook, CA 92028. Mr. Racoosin has voting and dispositive power over the shares that are owned of record by One World Zero Waste, LLC, and such shares are also included in the table opposite Mr. Racoosin’s name. Includes 51,563 shares issuable upon exercise of a warrant. Does not include 23,437 shares issuable upon exercise of a warrant that are not currently exercisable or exercisable within 60 days of  December 31, 2008.

(9)

Includes (i) 1,585,000 shares formerly owned of record by Laird Q. Cagan, (ii) 200,000 shares owned of record by the KQC Trust, of which Mr. Cagan is the sole trustee, (iii) 426,122 shares that Mr. Cagan currently has the right to acquire pursuant to warrants, (iv) 95,000 shares out of a total of 190,000 shares that Cagan McAfee Capital Partners, LLC, an entity in which Mr. Cagan holds a 50% interest and shares voting and dispositive power, currently has the right to acquire pursuant to warrants, and (v) 126,400 shares of common stock issuable upon the conversion of preferred stock and the exercise of warrants held by Cagan Capital Private Equity Fund II, LLC, an entity that Mr. Cagan controls. Excludes the remaining 95,000 shares that Cagan McAfee Capital Partners, LLC has the right to acquire pursuant to warrants and as to which Mr. Cagan disclaims beneficial ownership. Mr. Cagan also disclaims beneficial ownership over the shares held by Cagan Capital Private Equity Fund. Address is c/o Cagan McAfee Capital Partners, LLC, 20400 Stevens Creek Rd, 7th Floor, Cupertino, California 95014.

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

DIRECTOR INDEPENDENCE

Our board is comprised of a majority of "independent" directors as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. Our independent directors are Sam Cortez, David Gutacker and Ross M. Patten. Our board determined that the consulting fees we paid to board members during 2008 did not impair its independence. John Pimentel, our chief executive officer, and Dr. James Ferris, our former president and chief operating officer, are not independent directors.

Our board of directors has an audit committee, compensation committee and finance committee. The audit and compensation committees consist solely of members who are independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit and compensation committees is independent as defined in Exchange Act Rule 10a-3.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us by Stonefield Josephson, Inc. and Levitz, Zacks & Ciceric, our principal accountants, for professional services rendered with respect to our 2008 and 2007 fiscal years were as follows:

	2008	2007
Audit Fees	$170,714	$200,709
Audit-Related Fees	––	––
Tax Fees	31,344	––
All Other Fees	––	––
Total	$202,058	$200,709

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

(b) Audit Related Fees -- Consist of services related to due diligence services and accounting consultations. There were no assurance or related services rendered by our independent accounting firms during the years ended December 31, 2008 or December 31, 2007 reasonably related to the performance of the audit or review of our financial statements.

(c) Tax Fees -- There were no tax compliance services rendered by our independent accounting firms during the year ended December 31, 2007.

(d) All Other Fees -- There were no other professional services rendered by our independent accounting firms during the years ended December 31, 2008 or December 31, 2007.

PRE-APPROVAL POLICIES AND PROCEDURES

All services provided by our independent registered public accounting firm, Stonefield Josephson, Inc., are subject to pre-approval by our audit committee. Before granting any approval, the audit committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm. The audit committee pre-approved all services provided by Stonefield Josephson, Inc. during the fiscal year ended December 31, 2008.

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

(3) Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Reorganization between Voice Powered Technology
International, Inc., V-Co Acquisition, Inc. and World Waste
Technologies, Inc., dated as of March 25, 2004. (1)
2.2	First Amendment dated August 24, 2004 to Agreement and Plan of
Reorganization dated as of March 25, 2004 among Voice Powered
Technology International, Inc., V-CO Acquisition, Inc. and World Waste
Technologies, Inc. (2)
2.3

Amended and Restated Agreement and Plan of Merger, dated as May 19, 2008, by and between World Waste Technologies, Inc., on the one hand, and Vertex Energy, LP, Vertex Energy, Inc., Vertex Merger Sub, LLC, and Ben Cowart as agent for all shareholders of Vertex Energy, Inc., on the other hand. (20)

3.1	Amended and Restated Articles of Incorporation of the Registrant. (3)
3.2	Bylaws of the Registrant, as amended. (4)
3.3	Certificate of Determination of Rights, Preferences and Privileges of
the Registrant's 8% Series A Cumulative Redeemable Convertible
Participating Preferred Stock. (5)
3.4	Certificate of Determination of Rights, Preferences and Privileges of
the Registrant's 8% Series B Cumulative Redeemable Convertible
Participating Preferred Stock. (6)
4.1	Specimen Stock Certificate. (3)
4.2	Form of the Registrant's Warrant Agreement. (7)
10.1	Form of Indemnity Agreement entered into among the Registrant and its directors and officers. (8)
10.2	Form of Registration Rights Agreement. (2)
10.3	2004 Stock Option Plan. (3)
10.4	Form of Stock Option Agreement, pursuant to 2004 Stock Option Plan. (3)
10.5	Lease between World Waste of America, Inc., a wholly-owned subsidiary of the Registrant, and Legacy Sabre Springs, LLC, dated as of March 10,

2004. (3)
10.6	Securities Purchase Agreement dated as of April 28, 2005 among the
Registrant, Trellus Offshore Fund Limited, Trellus Partners, LP, and
Trellus Partners II, LP. (5)
10.7	Form of Common Stock Purchase Warrant issued by the Registrant on April 28,
2005. (5)
10.8	Registration Rights Agreement dated as of April 28, 2005 among the
Registrant, Trellus Offshore Fund Limited, Trellus Partners, LP, and
Trellus Partners II, LP, a Delaware limited partnership and the individuals and entities set forth on Exhibit A and Exhibit B thereto. (5)
10.9	Engagement Agreement dated as of April 28, 2005 between the Registrant and John Pimentel. (5)
10.10	Engagement Agreement dated as of April 28, 2005 between the Registrant and Cagan McAfee Capital Partners, LLC. (5)
10.11	Engagement Agreement dated as of April 28, 2005 between the Registrant and Chadbourn Securities, Inc. and Addendum dated April 29, 2005. (5)
10.12	Letter, dated as of May 26, 2005, from Trellus Offshore Fund Limited,
Trellus Partners, LP, and Trellus Partners II, LP (the "Investors") to
the Registrant, amending the terms of that certain Securities Purchase
Agreement dated as of April 28, 2005 by and among the Investors and the
Registrant. (9)
10.13	Subscription Package dated October 7, 2005. (10)
10.14	Common Stock Purchase Warrant issued on November 1, 2005 by the Registrant to various investors. (10)
10.15	Form of Non-Qualified Stock Option Agreement pursuant to 2004 Stock Option Plan. (10)
10.16	Form of Incentive Stock Option Agreement pursuant to 2004 Stock Option Plan. (10)
10.17	Amended and Restated Securities Purchase Agreement dated as of January 23, 2006 among the Registrant and the investors identified therein. (11)
10.18	Form of Common Stock Purchase Warrant dated February 10, 2006 issued by the Registrant. (11)
10.19	Form of 10% Senior Secured Debenture dated February 10, 2006 issued by the Registrant. (11)
10.20	Registration Rights Agreement dated as of February 10, 2006 among the Registrant and the investors identified therein. (11)
10.21	Letter agreement dated February 6, 2007 among the Registrant and the investors identified therein. (11)
10.22	Securities Purchase Agreement dated as of May 25, 2006 between the
Registrant and the purchasers named therein. (Series B - first offering) (12)
10.23	Securities Purchase Agreement dated as of May 25, 2006 between the Registrant and the purchasers named therein. (Series B – second offering) (12)
10.24

Form of Common Stock Purchase Warrant issued to Placement Agents as partial compensation for acting as placement agent for the Registrant's April and May 2006 offerings of Series B Preferred Stock. (12)

10.25	Form of Common Stock Purchase Warrant issued to Purchasers in Series B Preferred Stock offering. (12)
10.26	Amended and Restated Registration Rights Agreement dated as of May 25, 2006. (12)
10.27	Consulting Project Agreement dated as of October 1, 2006 between the Registrant and James Ferris. (13)
10.28	At-Will Employment Agreement dated as of April 30, 2007, between World Waste Technologies, Inc. and Matthew Lieb. (15)
10.29	2007 Stock Plan. (15)
10.30	Form of Stock Option Agreement. (15)
10.31	Separation Agreement and General Release, dated as of February 1, 2008, between World Waste Technologies, Inc. and David Rane. (16)
10.32	Consulting Agreement, dated as of February 4, 2008, between World Waste Technologies, Inc. and Adam Shore. (16)
10.33	Asset Purchase Agreement, dated as of March 7, 2008, between the Company and Clean Earth Solutions, Inc. (17)
10.34	Employment Agreement dated as of November 4, 2006 between the Registrant and James Ferris. (14)

10.35	Management Services Agreement, dated as of April 14, 2008, between World Waste Technologies, Inc. and ReEnergy Advisory Group LLC. (19)
10.36	Patent Purchase Agreement dated as of October 22, 2008 between CleanTech Biofuels, Inc., and World Waste Technologies, Inc. (21)
10.37	Promissory Note dated as of October 22, 2008 between CleanTech Biofuels, Inc., and World Waste Technologies, Inc. (21)
10.38	Security Agreement dated as of October 22, 2008 between CleanTech Biofuels, Inc., and World Waste Technologies, Inc. (21)
10.39	Common Stock Purchase Warrant dated as of October 22, 2008 between CleanTech Biofuels, Inc., and World Waste Technologies, Inc. (21)
21.1	Subsidiaries of the Registrant. (18)
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. ss. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. ss. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 29, 2004.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 30, 2004.
(3)	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.
(4)	Incorporated by reference to Company's Registration Statement on Form SB-2, File No. 33-50506, effective October 20, 1993.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 4, 2005.
(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 2, 2006.
(7)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2004.
(8)	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 5, 2004.
(9)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2005.
(10)	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2005.
(11)	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 16, 2006.
(12)	Incorporated by reference to Amendment No. 2 to Form SB-2 to the
Company's Registration Statement on Form S-1 filed on October 13, 2006.
(13)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 12, 2006.
(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2006.
(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 21, 2007.
(16)	Incorporated by reference to the Company's Current Report on Form 8-K, filed on February 6, 2008.
(17)	Incorporated by reference to the Company's Current Report on Form 8-K, filed on March 13, 2008.
(18)	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 30, 2006.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 2008.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2008.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2009	World Waste Technologies, Inc.

	By:	/s/ JOHN PIMENTEL
John Pimentel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN PIMENTEL	Chief Executive Officer	March 30, 2009
John Pimentel

/s/ ADAM SHORE	Interim Financial Officer	March 30, 2009
Adam Shore	(Principal Accounting and Financial Officer)

/s/ JAMES L. FERRIS	Director	March 30, 2009
James L. Ferris

/s/ SAM CORTEZ	Director	March 30, 2009
Sam Cortez

/s/ ROSS M. PATTEN	Director	March 30, 2009
Ross M. Patten

/s/ DAVID GUTACKER	Director	March 30, 2009
David Gutacker