Form 10-Q
period 2009-03-31
Vertex Energy Inc.
filed 2009-05-15
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, according to disclosure in Item 10  a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer”, “ accelerated filer, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,596,491 shares issued and outstanding as of May 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

As discussed below, World Waste Technologies, Inc., a California corporation (“WWT”) merged with and into a subsidiary of Vertex Energy, Inc. a Nevada corporation (“Vertex Nevada”), effective April 16, 2009 (the “Merger”).  As a result of the Merger, Vertex Nevada succeeded to WWT’s filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 12g-3 of the Exchange Act.  However, as the effective date of the Merger, April 16, 2009, is subsequent to the date of this Report, March 31, 2009, this report is being filed by WWT to reflect its results of operations for the three months ended March 31, 2009, and includes unaudited financial statements and results of operations for WWT and not Vertex Nevada.  Following the filing of this Report, Vertex Nevada plans to file an Amendment to its Form 8-K 12g-3, which it filed on April 8, 2009, to include audited financial statements of Vertex Nevada for the year ended December 31, 2008, and other expanded disclosures regarding Vertex Nevada’s operations, material agreements and financial condition.  Investors are encouraged to review that report for information regarding the operations of Vertex Nevada, which is effectively the successor entity in the Merger.  As WWT no longer exists as a result of the Merger, this Form 10-Q is signed by the acting Principal Executive Officer and Principal Accounting Officer of Vertex Energy, Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY WORLD WASTE OF AMERICA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS:	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$5,848,182	$7,577,949
Short-term investments	––	––
Prepaid expenses	145,733	56,350
Note receivable	1,000,000	––
Total Current Assets	6,993,915	7,634,299

Other Assets:
Deposits, long term	––	4,719
TOTAL ASSETS	$6,993,915	$7,639,018

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$127,599	$229,734
Accrued salaries payable	84,657	59,508
Other liabilities	116,193	34,988
Total Current Liabilities	328,449	324,230
TOTAL LIABILITIES	328,449	324,230
Redeemable convertible preferred stock (See Note 5)	35,672,272	33,054,235
Commitments and contingencies	––	––
STOCKHOLDERS’ EQUITY
Common Stock - $.001 par value:
100,000,000 shares authorized, 27,596,491 shares issued and outstanding at March 31, 2009 and December 31, 2008	27,595	27,595
Additional paid-in capital	59,605,371	59,438,822
Deficit accumulated during the development stage	(88,639,772)	(85,205,864)
Accumulated comprehensive income (loss)	––	––
TOTAL STOCKHOLDERS’ DEFICIT	(29,006,806)	(25,739,447)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,993,915	$7,639,018

The accompanying notes form an integral part of these condensed consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY WORLD WASTE OF AMERICA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
			June 18, 2002 Inception to
	Three Months Ended March 31,		March 31,
	2009	2008	2009
GROSS REVENUE:	$––	$––	$93,784
Disposal of rejects	––	––	(65,526)
Plant operation cost	––	––	(2,720,922)
Depreciation	––	––	(1,843,615)
Total Cost of Goods Sold	––	––	(4,630,063)
Gross margin	––	––	(4,536,279)
General and Administrative Expense:
Research and development	––	(16,359)	(3,438,582)
General and administrative	(834,340)	(1,776,931)	(21,676,489)
Impairment of assets	––	––	(18,191,450)
Loss from operations	(834,340)	(1,793,290)	(47,842,800)
Interest income	18,468	69,737	863,378
Financing transaction expense	––	––	(7,442,426)
Change in warrant liability	––	––	1,789,133
Loss on sales of available-for-sale securities	––	––	(389,289)
Other income	––	24,940	211,518
Net loss before provision for income taxes	(815,872)	(1,698,613)	(52,810,486)
Provision for income taxes	––	––	––
Net loss	$(815,872)	$(1,698,613)	$(52,810,486)

Preferred stock dividend and amortization of beneficial conversion feature, warrants and offering costs
	(2,618,037)	(2,524,227)	(35,761,761)
Net loss attributable to common stockholders
	$(3,433,909)	$(4,222,840)	$(88,572,247)
BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
	$(0.12)	$(0.15)	$(4.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN CALCULATION
	27,596,491	27,587,529	22,009,251

COMPREHENSIVE LOSS:
Net loss attributable to common stockholders	$(3,433,909)	$(4,222,840)	$(88,572,247)
Unrealized loss on short term investments held for sale	––	(545,297)	––
Total comprehensive loss	$(3,433,909)	$(4,768,137)	$(88,572,247)

———————

*	approximately $67,526 in consulting and travel expenses incurred prior to inception of the business on June 18, 2002 are not included.

The accompanying notes form an integral part of these condensed consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY WORLD WASTE OF AMERICA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
 (UNAUDITED)
	Shares	Dollars	Additional Paid in Capital	Common Stock Subscription	Accumulated Deficit	Accumulated Comprehen-sive Income (Loss)	Total
Preformation expenses	––	$––	$––	$––	$(67,526)	$––	$(67,526)
Formation - June 18, 2002	9,100,000	100	73,036	––	––	––	73,136
Net loss – 2002	––	––	––	––	(359,363)	––	(359,363)
December 31, 2002	9,100,000	$100	$73,036	$––	$(426,889)	$––	$(353,753)

Additional paid in capital			100				100
Common stock subscribed	––	––	––	125,000	––	––	125,000
Net loss - 2003	––	––	––	––	(804,605)	––	(804,605)
December 31, 2003	9,100,000	$100	$73,136	$125,000	$(1,231,494)	$––	$(1,033,258)

Merger with Waste Solutions, Inc.	7,100,000	63	2,137	––	––	––	2,200
Common stock subscriptions	125,000	1	124,999	(125,000)	––	––	––
Common stock and warrants net of offering cost prior to VPTI merger	3,045,206	31	3,952,321	––	––	––	3,952,352
Shares cancelled	(500,000)	(5)	5	––	––	––
Warrants issued	––	––	281,171	––	––	––	281,171
Merger with VPTI	1,200,817	21,062	(21,062)	––	––	––	––
Conversion of promissory notes	1,193,500	12	1,193,488	––	––	––	1,193,500
Accrued interest on notes
forgiven	––	––	135,327	––	––	––	135,327
Common stock and warrants net of offering cost	1,460,667	1,461	2,865,462	––	––	––	2,866,923
Amortization of stock options and warrants to employees and consultants	––	––	217,827	––	––	––	217,827
Net loss - 2004	––	––	––	––	(2,496,188)	––	(2,496,188)
December 31, 2004	22,725,190	$22,725	$8,824,811	$––	$(3,727,682)	$––	$5,119,854

Common stock and warrants net of offering cost	1,961,040	1,961	3,072,116	––	––	––	3,074,077
Amortization of stock options and warrants to employees and consultants	––	––	654,220	––	––	––	654,220
Dividend redeemable (preferred stock)	––	––	106,645	––	(671,769)	––	(565,124)
Warrants issued	––	––	861,853	––	––	––	861,853
Bridge financing warrants	––	––	1,114,105	––	––	––	1,114,105
Beneficial conversion feature on redeemable preferred stock	––	––	1,328,066	––	––	––	1,328,066
Amortization of beneficial conversion feature, warrants, and offering costs on redeemable preferred stock	––	––	––	––	(562,704)	––	(562,704)
Net loss - December 2005	––	––	––	––	(3,078,917)	––	(3,078,917)
December 31, 2005	24,686,230	$24,686	$15,961,816	$––	$(8,041,072)	$––	$7,945,430

The accompanying notes form an integral part of these condensed consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY WORLD WASTE OF AMERICA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(Continued)
	Shares	Dollars	Additional Paid in Capital	Common Stock Subscription	Accumulated Deficit	Accumulated Comprehen- sive Income (Loss)	Total
Common stock and warrants net of offering cost	262,851	263	9,561	––	––	––	9,824
Amortization of stock options and warrants to employees and consultants	––	––	989,252	––	––	––	989,252
Dividend (preferred stock)	––	––	386,954	––	(2,920,893)	––	(2,533,939)
Warrants issued preferred stock (see note 9)	––	––	1,647,250	––	––	––	1,647,250
Senior secured debt warrants (see note 8)	––	––	787,500	––	––	––	787,500
Beneficial conversion feature - Series B	––	––	18,207,102	––	––	––	18,207,102
Conversion of Series B preferred stock	296,581	296	840,716	––	––	––	841,012
Series B investor & placement warrants	––	––	7,922,663	––	––	––	7,922,663
Series A investor warrants	––	––	3,065,931	––	––	––	3,065,931
Elimination of warrant liabilities	––	––	674,420	––	––	––	674,420
UAH stock for purchase of patent	167,000	167	697,833	––	––	––	698,000
Registration filing fees	––	––	(11,529)	––	––	––	(11,529)
Amortization of beneficial conversion feature, warrants, and offering costs on redeemable preferred stock	––	––	––	––	(5,717,378)	––	(5,717,378)
Net loss - 2006	––	––	––	––	(24,956,520)	––	(24,956,520)
December 31, 2006	25,412,662	$25,412	$51,179,469	$––	$(41,635,863)	$––	$9,569,018
Common stock and warrants net of offering cost	302,660	302	261,192	––	––	––	261,494
Amortization of stock options and warrants to employees and consultants	––	––	1,638,128	––	––	––	1,638,128
Dividend (preferred stock)	––	––	––	––	(3,173,396)	––	(3,173,396)
Conversion of series b preferred stock	1,860,724	1,861	4,704,099	––	––	––	4,705,960
Amortization of beneficial conversion feature, warrants, and offering costs on redeemable preferred stock	––	––	––	––	(9,838,354)	––	(9,838,354)
Unrealized loss on short term investments available for sale	––	––	––	––	––	(165,944)	(165,944)
Net loss – 2007	––	––	––	––	(15,352,669)	––	(15,352,669)
December 31, 2007	27,576,046	$27,575	$57,782,888	$––	$(70,000,282)	$(165,944)	$(12,355,763)
Amortization of stock options and warrants to employees and consultants	––	––	1,638,319	––	––	––	1,638,319
Dividend (preferred stock)	––	––	––	––	(3,255,255)	––	(3,255,255)
Conversion of Series B preferred stock	20,445	20	17,615	––	––	––	17,635
Amortization of beneficial conversion feature, warrant discount and offering costs on redeemable preferred stock	––	––	––	––	(7,003,977)	––	(7,003,977)
Net loss – 2008	––	––	––	––	(4,946,350)	––	(4,946,350)
Unrealized gain (loss) on short term Investment available for sale	––	––	––	––	––	165,944	165,944
December 31, 2008	27,596,491	$27,595	$59,438,822	$––	$(85,205,864)	$––	$(25,739,447)

The accompanying notes form an integral part of these condensed consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY WORLD WASTE OF AMERICA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(Continued)

Amortization of stock options and warrants to employees and consultants	––	––	166,549	––	––	––	166,549
Dividend (preferred stock)	––	––	––	––	(854,889)	––	(854,889)
Amortization of beneficial conversion feature, warrant discount and offering costs on redeemable preferred stock	––	––	––	––	(1,763,147)	––	(1,763,147)
Net loss	––	––	––	––	(815,872)	––	(815,872)
March 31, 2009 - unaudited	27,596,491	$27,595	$59,605,371	$––	$(88,639,772)	$––	$(29,006,806)

The accompanying notes form an integral part of these condensed consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY WORLD WASTE OF AMERICA, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,		June 18, 2002 Inception to March 31
	2009	2008	2009
Cash Flow from Operating Activities:
Net Loss	$(815,872)	$(1,698,613)	$(52,810,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	––	2,384	18,191,540
Gain on sale of assets	––	––	(60,524)
Loss on sale of short-term investments	––	––	389,289
Depreciation and amortization	––	––	3,023,149
Interest forgiveness	––	––	135,327
Warrant and common stock issued for
consulting	––	––	84,566
Amortization of warrants & options to
employees	166,550	450,001	4,827,657
Fair value adjustment warrant liability	––	––	(1,789,134)
Financial transaction expense	––	––	7,442,426
Amortization of offering cost	––	––	252,277
Changes in operating assets and liabilities:
Accounts receivable	––	––	––
Prepaid expenses	(89,383)	(14,841)	(145,733)
Accounts payable	(102,135)	114,429	127,599
Accrued salaries	25,149	132,460	84,657
Accrued other liabilities	81,205	7,370	375,693
Net Cash (used in) Operating Activities	(734,486)	(1,006,810)	(19,871,696)
Cash Flows from Investing Activities:
Construction in progress	––	––	(4,043,205)
Deposits on equipment	––	––	(5,231,636)
(Purchase) sale of machinery & equipment	––	547,518	(10,073,245)
Note receivable	(1,000,000)	––	(1,000,000)
Patent license	––	––	(412,307)
(Purchase) sale of short-term investments	––	2,138,427	(389,289)
Deposits	4,719	––	––
Net Cash (used in) Provided by Investing Activities	(995,281)	2,685,945	(21,149,682)
Cash Flows from Financing Activities:
Redeemable convertible preferred stock	––	––	30,346,461
Senior secured debt	––	––	6,265,000
Senior secured debt offering cost	––	––	(420,523)
Payment of senior secured debt	––	––	(2,785,000)
Warrants, common stock and
additional paid in capital	––	––	13,463,622
Net Cash Provided by Financing Activities	––	––	46,869,560
Net Increase (Decrease) in Cash and cash equivalents	(1,729,767)	1,679,135	5,848,182
Cash and Cash Equivalents at beginning of period	7,577,949	2,711,200	––
Cash and Cash Equivalents at end of period	5,848,182	4,390,335	5,848,182
Income taxes paid	––	––	––

The accompanying notes form an integral part of these condensed consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY WORLD WASTE OF AMERICA, INC.)
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Non-Cash Investing and Financing Activities:

*	During 2002, the Company issued $67,526 of Convertible Promissory Notes payable for preformation funds received and expended prior to inception.
*	The Company granted warrants to purchase 315,354 shares of common stock to the placement agent for services rendered in connection with the fund raising effort during 2004 and 2005.
*
The Company granted warrants to purchase 50,000 shares of common stock for consulting services in 2004 and 100,000 shares of common stock upon the exercise of a warrant in exchange for services rendered in 2005.

*	The Company issued 1,193,500 shares of common stock upon conversion of the Convertible Promissory notes payable and accrued interest of $135,327 during 2004.
*	The Company granted warrants to purchase 250,000 shares of its common stock for a modification to the technology license agreement during 2004.
*	During the year ended December 31, 2006, non-cash interest expense of $340,343 was capitalized in fixed assets.
*	During the year ended December 31, 2006, $3,488,000 of Senior Secured Debt was exchanged for Series B Preferred Stock.
*
During the year ended December 31, 2006, the Company issued 167,000 shares of common stock for the purchase of a patent from the University of Alabama in Huntsville at a fair value on the date of issuance of approximately $698,000.

*	During the year ended December 31, 2007, the Company issued 103,340 shares in exchange for services rendered in 2006.
*
During the years ended December 31, 2008 and 2007, the Company issued 20,445 and 1,860,724 shares of common stock in exchange for conversion of $17,635 and $4,705,960 of Series B preferred stock, respectively.

The accompanying notes form an integral part of these condensed consolidated financial statements.

WORLD WASTE TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY WORLD WASTE OF AMERICA, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements include the accounts of World Waste Technologies, Inc. (Formerly World Waste of America, Inc.) and its wholly owned subsidiaries World Waste of Anaheim, Inc., and World Waste of California, Inc. (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated upon consolidation. World Waste Technologies, Inc. (“WWTI”), a California corporation, was formed on June 18, 2002 as World Waste of America, Inc. WWTI held the United States license from Bio-Products International, Inc. with respect to patented technology developed at the University of Alabama in Huntsville, and other related intellectual property, which technology was designed to convert a significant percent of municipal solid waste into a cellulose biomass containing material.

On March 6, 2009, a majority of the Company’s stockholders voted to merge with a wholly-owned subsidiary of Vertex Energy, Inc. (“Vertex Nevada”).  Vertex Nevada, a Nevada corporation based in Houston, Texas, is engaged in the business of recycling used motor oil and other hydrocarbons. Vertex Nevada operates through its Black Oil division, which aggregates used motor oil from third-party collectors and manages the delivery of this feedstock primarily to a third-party re-refining facility, and (2) through its Refining and Marketing division, which aggregates hydrocarbon streams from collectors and generators and manages the delivery of the hydrocarbon waste products to a third-party facility for further processing, and then manages the sale of the end products. In addition, Vertex Nevada proposes to implement proprietary thermo-chemical upgrading technology that will process used motor oil and convert it to higher value products such as marine diesel oil and vacuum-gas oil. The accompanying  unaudited condensed consolidated financial statements and footnote disclosures do not reflect the financial impact of the merger, which closed on April 16, 2009.  See Note 6.

In March 2004, World Waste of America, Inc. (“WWA”), merged with a wholly owned subsidiary of Waste Solutions, Inc. (WSI), a California corporation, and changed its name to World Waste Technologies, Inc. (“Old WWTI”). Cagan McAfee Capital Partners and its affiliates were the controlling shareholders of WSI. Prior to the merger WSI had 7,100,000 shares of common stock outstanding and WWA had 9,100,000 shares of common stock outstanding. The merger was transacted by WSI issuing one of its shares for each share of WWA. After the merger there were 16,200,000 shares outstanding. The transaction was accounted for as a reverse merger of WWA, similar to a recapitalization, because the shareholders of WWA became the controlling shareholders of the entity after the exchange. Accordingly, for accounting purposes, the historical financial statements presented are those of WWA.

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

NOTE 2.  GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss attributable to common stockholders for the three months ended March 31, 2009, of $3,433,909 and an accumulated deficit attributable to common stockholders of $88,639,772 as of March 31, 2009. The Company’s lack of operations  as of March 31, 2009 raises substantial doubt about the Company's ability to continue as a going concern.

As discussed in Note 1, the Company completed a business combination on April 16, 2009. There can be no assurance that the successor entity will be successful in its continuation as a going concern, which remains dependent upon many factors, including but not limited to its ability to generate sufficient cash flow to meet its obligations on a timely basis and its ability to obtain financing.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Interim Financial Statements and Use of Estimates

The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has not derived substantial revenues from its activities to date. The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with accounting principles generally accepted in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material. This quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for all of 2009.

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

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, on January 1, 2007. There was no material impact on the Company’s consolidated financial statements as a result of the adoption.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased, which are not securing any corporate obligations, to be cash equivalents.

Concentration of Credit Risk

The Company maintains its cash balances at financial institutions. Cash balances at the institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2009, all cash equivalents were invested in government securities.

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

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Due to their anti-dilutive effect, common stock equivalents of 31,212,869, consisting of employee options of 5,988,000, non employment warrants of 6,829,828, Preferred Series A of 6,636,118 and Preferred Series B of 11,758,922, were not included in the calculation of diluted earnings per share at March 31, 2009. Due to their anti-dilutive effect, common stock equivalents of 30,238,926, consisting of employee options of 6,418,000, non employment warrants of 6,829,827, Preferred Series A of 6,130,726 and Preferred Series B of 10,860,373, were not included in the calculation of diluted earnings per share at March 31, 2008.

New Accounting Pronouncements

SFAS No. 141R, Business Combinations.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007, referred to as SFAS No. 141R), “Business Combinations”. This standard requires fair value measurements for all future acquisitions, including contingent purchase price and certain contingent assets or liabilities of the entity to be acquired; requires acquisition related and restructuring costs to be charged to expense as incurred and requires changes in tax items after the acquisition date to be reported in income tax expense. Statement 141R also includes a substantial number of new disclosure requirements. There were no effects to the Company’s condensed consolidated financial statements at adoption.

FSP No. FAS 107-1 and APB 28-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements”

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which requires that disclosures concerning the fair value of financial instruments be presented in interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is prospectively effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 may require additional disclosures regarding financial instruments; however, it will not impact the Company’s consolidated financial position or results of operations.

NOTE 4.  NOTE RECEIVABLE

On February 2, 2009, the Company loaned Vertex Energy, LP, a Texas limited partnership (“Vertex LP”) $1.0 million.  See Note 6 for further discussion of the related merger transaction and parties involved.  The note is due at the earliest of: the consummation of the close of the merger with the Company, April 30, 2009, or 60 days following the termination of the merger.  The proceeds were used by Vertex LP for working capital purposes.  Interest was imputed at the rate of 12% per annum.  The note is secured by the assets of Vertex LP and is junior to existing bank debt.  The note was extinguished in connection with the closing of the merger transaction and was used to offset consideration paid to partners of Vertex LP at closing.  At closing, $3.4 million was paid to the partners of Vertex LP at closing, after deducting the aforementioned $1.0 million note.  See Note 6.

NOTE 5.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

On April 28, 2005, and in a subsequent issuance, the Company issued and sold shares of its newly created 8% Series A Cumulative Redeemable Convertible Participating Preferred Stock (the “Series A”).  The conversion rate for Series A is approximately 1.18 shares of common stock for each one share of Series A.  On May 25 and May 30, 2006, the Company issued and sold shares of its newly created 8% Series B Cumulative Redeemable Convertible Participating Preferred Stock (the “Series B”) and common stock purchase warrants. Each share of Series B converts into 40 shares of common stock (subject to anti-dilution adjustments).

These two classes of Preferred Stock, Series A and Series B, collectively the Company’s “Redeemable Convertible Preferred Stock”, entitle holders to receive cumulative dividends, payable quarterly in additional shares of preferred stock, at the rate of 8% per annum as and if declared by the Board of Directors. The holders of a majority of each class of preferred shares have the option to require the Company to redeem all outstanding shares on April 28, 2010. If all of the shares that were outstanding at March 31, 2009 remain outstanding and the holders of such shares seek their redemption on April 28, 2010, the Company would be required to make payments to these holders totaling approximately $46 million. In the event the holders do not exercise this redemption right, all shares of Series A and Series B will automatically convert into shares of common stock on such date.

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

The summary for the Series A and B is as follows:

	Series A	Series B	Total
Gross proceeds	$10,189,000	$28,488,800	$38,677,800
Cumulative in kind dividends	3,912,751	6,473,115	10,385,866
Converted to common stock	––	(5,564,608)	(5,564,608)
Total outstanding	14,101,751	29,397,307	43,499,058

Unamortized beneficial conversion feature	(370,897)	(4,239,788)	(4,610,685)
Unamortized offering costs	(436,886)	(1,067,432)	(1,504,318)
Unamortized warrant value	(370,897)	(1,340,886)	(1,711,783)
Balance at March 31, 2009	$12,923,071	$22,749,201	$35,672,272

NOTE 6.  SUBSEQUENT EVENTS

At a special meeting of the Company’s stockholders held on March 6, 2009, the holders of a majority of the outstanding shares of each of World Waste’s common stock, Series A preferred stock and Series B preferred stock, adopted the Merger Agreement among the Company, Vertex LP, Vertex Nevada, Vertex Merger Sub, LLC, a California limited liability company and wholly owned subsidiary of Vertex Nevada, and Benjamin P. Cowart, as agent for the stockholders of Vertex Nevada.

The merger closed on April 16, 2009.  Upon consummation of the merger, the Company merged into Vertex Merger Sub, LLC, a wholly owned subsidiary of Vertex Nevada, and Vertex Nevada succeeded to the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended.

As a result of the merger, each outstanding share of the Company’s common stock is to be exchanged for 0.10 share of common stock, par value $0.001 per share, of Vertex Nevada,  each share of the Company’s Series A preferred stock outstanding is to be exchanged for 0.4062 shares of Vertex Nevada Series A preferred stock, par value $0.001 per share, and each outstanding share of the Company’s Series B preferred stock is to be exchanged for 11.651 shares of Vertex Nevada's Series A preferred stock.  Each option and warrant to acquire a share of the Company’s common stock is to be exchanged for options and warrants to acquire common stock of Vertex Nevada at the same conversion rate as the common stock.   As a result of the foregoing, the total number of shares of Vertex Nevada common stock outstanding immediately following the Merger, once issued, will be 8,261,659 shares.

As a result of the Merger, the counterparties to the Merger transaction became the holders of approximately 36% of Vertex Nevada’s outstanding voting securities. Due to the closing of the transaction subsequent to March 31, 2009, the financial results of Vertex Nevada are not reflected in the accompanying financial statements.

It is anticipated that the Merger will be accounted for as a business acquisition of the Company pursuant to which Vertex Nevada is considered to be the acquiring entity. In the merger, the shareholders of the Company will exchange 100% of their shares for approximately 56% of the total capital stock of Vertex Nevada. Vertex Nevada will be the continuing entity for financial reporting purposes. After the closing of the merger and as a result of the share exchange, Vertex Nevada will account for the merger as an acquisition of World Waste under the purchase method of accounting.

On a pro forma basis, the results of operations of the Company and Vertex Nevada for the three months ended March 31, 2009 and for the corresponding period in 2008 as though the business combination had been completed as of the beginning of the periods are as follows (unaudited):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Revenue	$7,862,508	$14,663,574
Loss before extraordinary items	$(1,466,802)	$(1,094,464)
Net loss	$(1,466,802)	$(1,094,464)
Earnings (loss) per share	$(0.18)	$(0.13)

The foregoing assumes that the combined entity provided a valuation allowance equal to 100% of the combined tax benefit.

Our stock was quoted on the OTC Bulletin Board under the symbol “WDWT.OB”, until May 4, 2009, when Vertex Nevada’s common stock symbol became listed under “VTRN.OB”.

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described in our annual report on Form 10K for the year ended December 31, 2008.

COMPANY OVERVIEW

On May 15, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vertex Holdings, LP, a Texas limited partnership (formerly Vertex Energy, LP, “Vertex LP”), Vertex Energy, Inc., a Nevada corporation (“Vertex Nevada”), Vertex Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Vertex Nevada, and Benjamin P. Cowart, as agent for the shareholders of Vertex Nevada (the “Agent”). On May 19, 2008, we, Vertex LP, Vertex Nevada, and Vertex Merger Sub, LLC, a California Limited Liability Company and wholly-owned subsidiary of Vertex Nevada (“Merger Sub”), entered into an Amended and Restated Merger Agreement (as amended and restated from time to time, the “Merger Agreement”).  Vertex LP is a Texas-based privately held limited partnership controlled by the Agent.  Among other businesses, Vertex LP engages in the business of recycling of used motor oil and other hydrocarbons.

At a special meeting of our stockholders held on March 6, 2009, the holders of a majority of the outstanding shares of each of our common stock, Series A preferred stock and Series B preferred stock, adopted the Merger Agreement.  Upon consummation of the merger, which closed on April 16, 2009, the Company merged into Vertex Merger Sub, LLC, a wholly-owned subsidiary of Vertex Nevada, and Vertex Nevada succeeded to our reporting obligations under the Securities Exchange Act of 1934, as amended.

We are currently focused on managing and growing the operational and developing businesses of Vertex Nevada, which include recycle/reuse options for petroleum products, crudes, used lubricants and distillate petroleum products. This focus includes the aggregation, processing and refining of these used petroleum materials into viable commodity products. While prioritizing the historical Vertex Nevada business, we anticipate that we will continue to develop our renewable energy platform.

Vertex Nevada’s two principal divisions are comprised of Black Oil and Refining and Marketing.

Black Oil

Through its Black Oil division, which has been operational since 2001, Vertex Nevada recycles used motor oil by purchasing it from a network of local and regional collectors with which Vertex Nevada has existing relationships, consolidating it for efficient delivery, and selling it to third-party re-refiners.  Historically, substantially all of the feedstock that is gathered from these collectors has been transported by truck, rail, or barge to a third-party re-refinery in Marrero, Louisiana.  This re-refinery purchases Vertex Nevada’s feedstock pursuant to a contract, which is currently under renegotiation.  The re-refinery then upgrades and sells the product for its own account.

Refining and Marketing

Through its Refining and Marketing division, which has been operational since 2004, Vertex Nevada recycles hydrocarbon streams by (1) purchasing and aggregating these streams from collectors and generators, (2) managing the delivery of these streams to a third-party facility for processing into end-products and (3) managing the sale of the end-products.  Vertex Nevada gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, processed on Vertex Nevada’s behalf by a third-party facility, and then resold by Vertex Nevada.  The end products are typically three distillate petroleum streams (gasoline blendstock, fuel oil cutterstock and marine diesel oil), which are sold to major oil companies or to large petroleum trading and blending companies.

Benjamin P. Cowart, Vertex Nevada’s Chief Executive Officer and Chairman of the Board, also serves as the General Partner of, and controls several other entities through , VTX, Inc. (collectively, the “Vertex Entities”).  The Vertex Entities have entered into transactions with, supplied feedstock for, and performed various business services for, the Vertex Nevada Business.  Vertex Nevada did not acquire any long-term assets as a result of the merger.  However, Vertex Nevada entered into a service agreement with the Vertex Entities in order to facilitate Vertex Nevada’s ability to conduct its operations.

There are no assets being transferred to Vertex Nevada because the Vertex Nevada Business currently contracts on a fee-paid basis for the use of all assets it deems to be necessary to conduct its operations, from either independent third-parties or related parties.  These assets are made available at market rates, and it is expected that these contracted assets will remain available to Vertex Nevada under the same, or substantially similar, terms going forward.  Management of the Vertex Nevada Business has chosen to contract for the use of assets rather than purchase or build and own them in order to provide flexibility in its capital equipment requirements in the event there is a need for more or less capacity due to rapid growth or contraction in the future. Vertex Nevada expects that it will continue to rely on contracts for access to assets going forward, to avoid the initial capital expenditures that would be required to build its own facilities.

Renewable Energy Development

It is anticipated that our historical renewable energy business development  plan will continue to be pursued by Vertex Nevada through a subsidiary. Expenditures related to the renewable energy business are being managed as we seek to maintain relationships, contract negotiations and other relevant activities related to the potential development of renewable energy projects without encumbering our ability to actively manage and grow our operating businesses.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management's discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 3 to the audited financial statements included in our Form 10-K for the year ended December 31, 2008. We believe that such critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. Furthermore, there is a high likelihood that materially different amounts would be reported under different conditions or using different assumptions.

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

STOCK-BASED COMPENSATION

During the fourth quarter of 2004, we adopted SFAS No. 123 entitled, "Accounting for Stock-Based Compensation" retroactively to our inception. Accordingly, we have charged to expense the compensation cost for the options and warrants issued based on their fair value at their grant dates. During the quarter ended March 31, 2006, we adopted SFAS No. 123R, "Share Based Payments." The adoption had no material effect on our condensed consolidated financial statements.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

Convertible preferred stock which may be redeemable for cash at the determination of the holder is classified as mezzanine equity, in accordance with FAS 150, EITF Topic D 98 and ASR 268, and is shown net of discounts for offering costs, warrant values and beneficial conversion features.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

EXPENSES

Net loss of approximately $816,000 during the three months ended March 31, 2009 decreased approximately $883,000 compared to the comparable period in 2008.  The main driver of the variance was a significant decrease in expenditures relating to research and development and general and administrative expenses.

Research and development expenses of $16,359 for the three months ended March 31, 2008 were incurred in connection with activities to develop renewable energy facilities. Expenditures incurred in connection with gasification decreased after the first quarter of 2008, as we began to focus more on negotiating and closing our merger transaction.  We incurred no research and development expenses in 2009.

General and administrative expenses of $835,000 for the three months ended March 31, 2009 decreased by approximately $943,000 from the comparable period in 2008. The decrease was primarily due to lower payroll, stock compensation expense, and related costs as a result of the decreased size of our organization in the current period.

Interest income for the three months ended March 31, 2009 of $18,468 decreased $51,269 from the comparable period last year, due to lower cash and investment balances in 2009 as compared to 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had cash and cash equivalents on hand of approximately $5.8 million.

During the three months ended March 31, 2009, net cash used for operating activities was approximately $734,000. The use of cash was primarily for general and administrative expenses and for expenses associated with our pending merger. In addition to the cash used in operating activities we loaned the partners of Vertex LP $1 million for working capital of the Vertex Nevada businesses.  This loan was repaid at the close of the merger transaction.

As of March 31, 2009, we had no long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other similar long-term liabilities.

In connection with the close of the merger in April 2009, we delivered to certain of Vertex Nevada’s existing stockholders a total of $3.4 million in cash, which in addition to the $1 million loan made in February 2009, totaled $4.4 million in consideration. World Waste also transferred approximately $2.2 million of cash to Vertex Nevada and Vertex Nevada will assume up to $1.6 million of Vertex LP’s indebtedness as well as other specified ongoing business obligations.  Therefore, as a result of the merger, the combined entity had cash on hand of approximately $2 million.  Vertex Nevada is currently negotiating a term debt and working capital line facility with a commercial bank, although there can be no assurance that such debt facility will be obtained at reasonable terms, if at all. Securing such a credit facility is critical to Vertex Nevada’s working capital and anticipated development capital expenditure requirements. Management of Vertex Nevada believes that once obtained, and in addition to projected earnings, it will have sufficient liquidity to fund the combined company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

Also, Vertex Nevada had been in the process of negotiating a new agreement in connection with its recovered oil supply agreement with Omega Refining, LLC (“Omega”), while still operating under the terms of its prior contract, which expired on September 30, 2008.  Vertex Nevada has been working with Omega to establish a supply relationship based on “spot market” pricing and volumes.  To date, the parties have not been able to agree to an arrangement that is mutually acceptable, and on or about May 4, 2009 Vertex Nevada concluded that Omega had no intention to continue operations pursuant to the terms of the previously expired agreement.  The possible “spot market” relationship with Omega may encompass the supply of recovered oil during May or June 2009, and then may provide monthly “spot contracts” for the purchase of recovered oil on a moving forward basis.  This proposed agreement would be a change from the prior relationship which held Vertex Nevada to a “performance margin”, to a relationship in which Vertex Nevada is able to participate in the market spreads that can be gained based on how Omega buys and sells our products.   However, instead of maintaining consistent revenues from its relationship with Omega, as under the terms of the prior agreement, any revenues generated from a new “spot market” relationship will be subject to Omega’s actual monthly need for recovered oil and the market rates and spreads associated with such recovered oil.

Vertex Nevada has not entered into any definitive agreement with Omega to date, and there can be no assurance that such an agreement will be reached with Omega.  Prior to the termination by Omega of Vertex Nevada’s original working relationship, described above, substantially all of Vertex Nevada’s Black Oil revenues were generated through its relationship with Omega.  As a result, Vertex Nevada’s revenues, results of operations, and cash flows could be adversely affected as a result of the termination of the previous working arrangement with Omega, even in the event it does enter into a “spot market” relationship with Omega following the date of this report.  Vertex Nevada is also actively working to establish arrangements with other potential customers of its products such as blenders and burners of Black Oil.

On October 22, 2008, we sold the patent and related intellectual property rights in our pressurized steam classification process to CleanTech Biofuels, Inc. (“CTB”) in exchange for $150,000 in cash, a $450,000 secured promissory note and warrants to purchase up to 900,000 shares of CTB’s common stock. The promissory note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by the patent. The warrants are exercisable at any time for five years from the date of issuance at a price of $0.45 per share. In addition, CTB issued us a contingent warrant to purchase up to an additional 900,000 shares of its common stock on the same terms, except that this warrant is exercisable only if CTB defaults on its obligations under the note.   Due to realizability concerns, we have fully reserved the note and have assigned no value to the warrants in our condensed consolidated financial statements.  Similarly, our assessment of the warrants in accordance with SFAS No. 157 “Fair Value Measurements” resulted in an immaterial value, so are therefore not reflected in our unaudited condensed consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141R, Business Combinations.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007, referred to as SFAS No. 141R), “Business Combinations”. This standard requires fair value measurements for all future acquisitions, including contingent purchase price and certain contingent assets or liabilities of the entity to be acquired; requires acquisition related and restructuring costs to be charged to expense as incurred and requires changes in tax items after the acquisition date to be reported in income tax expense. Statement 141R also includes a substantial number of new disclosure requirements. There were no effects to our condensed consolidated financial statements at adoption.

FSP No. FAS 107-1 and APB 28-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements”

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which requires that disclosures concerning the fair value of financial instruments be presented in interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is prospectively effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 may require additional disclosures regarding financial instruments; however, it will not impact our consolidated financial position or results of operations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

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

There was no change in the Company's internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A:  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any equity securities during the three months ended March 31, 2009.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of our shareholders held on March 6, 2009, the holders of a majority of the outstanding shares of each of our common stock, Series A preferred stock and Series B preferred stock, adopted the Merger Agreement.  Upon consummation of the subsequent merger, the Company merged into  a wholly-owned subsidiary of Vertex Nevada, and Vertex Nevada succeeded to the Company’s reporting obligations under the Securities Exchange Act of 1934. The merger was consummated on April 16, 2009.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Acting Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Acting Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2009	Vertex Energy, Inc.

	By:	/s/ JOHN PIMENTEL
John Pimentel
Executive Vice President of Corporate Development
(Acting Principal Executive Officer)

	By:	/s/ ADAM SHORE
Adam Shore
Acting Principal Financial Officer
(Acting Principal Accounting Officer)