Form 10-Q
period 2009-06-30
Vertex Energy Inc.
filed 2009-08-14
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-53619

———————
VERTEX ENERGY, INC.
(Exact name of registrant as specified in its charter)
———————

NEVADA	94-3439569
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1331 GEMINI STREET HOUSTON, TEXAS	77058
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 866-660-8156

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
 Yes   ☐ No   ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,251,616 shares of common stock issued and outstanding as of August 10, 2009.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.
(Formerly Vertex Holdings, L.P.'s assets, liabilities and operations related to certain divisions)

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	JUNE 30,	DECEMBER 31,
	2009	2008
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$399,800	$17,616
Accounts receivable, net	928,456	817,232
Accounts receivable – related parties	-	1,817,228
Due from partnership	-	405,219
Inventory	1,424,151	1,232,904
Prepaid expenses	38,413	270,522
Deposits	55,000	-
Total current assets	2,845,820	4,560,721

Noncurrent assets
Licensing agreement	1,581,781	-
Fixed assets, net	45,662	11,022
Total noncurrent assets	1,627,443	11,022

TOTAL ASSETS	$4,473,263	$4,571,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,327,330	$1,836,340
Accounts payable-related party	279,056	2,676,650
Due to related party	1,814,997	-
Total current liabilities	4,421,383	4,512,990

Total liabilities	4,421,383	4,512,990

Commitments

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 4,755,666 and 0 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4,756	-
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 8,251,616 and 5,502,000 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	8,252	5,502
Additional paid-in capital	1,735,737	421,541
Accumulated deficit	(1,696,865)	(368,290)
Total stockholders’ equity	51,880	58,753

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,473,263	$4,571,743

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC. (Formerly Vertex Holdings, L.P.'s assets, liabilities and operations related to certain divisions)

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$5,265,491	$17,632,375	$12,974,754	$32,290,294
Revenues – related parties	-	171,583	147,871	177,238
	5,265,491	17,803,958	13,122,625	32,467,532

Cost of revenues	5,202,855	16,176,634	13,041,497	29,882,357

Gross profit	62,636	1,627,324	81,128	2,585,175

Selling, general and administrative expenses (exclusive of merger related expenses)	581,449	491,496	1,160,306	845,198
Merger related expenses	195,877	-	249,397	-
Total selling, general and administrative expenses	777,326	491,496	1,409,703	845,198

Income (loss) from operations	(714,690)	1,135,828	(1,328,575)	1,739,977

Provision for (benefit from) income taxes	-	-	-	-

Net income (loss)	$(714,690)	$1,135,828	$(1,328,575)	$1,739,977

Earnings per common share
Basic	$(0.09)	$0.21	$(0.20)	$0.32
Diluted	$(0.09)	$0.21	$(0.20)	$0.32

Shares used in computing earnings per share
Basic	7,793,347	5,502,000	6,641,344	5,502,000
Diluted	7,793,347	5,502,000	6,641,344	5,502,000

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC. (Formerly Vertex Holdings, L.P.'s assets, liabilities and operations related to certain divisions)

CONSOLIDATED STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six Months Ended
	June 30, 2009	June 30, 2008

Cash flows operating activities
Net income (loss)	$(1,328,575)	$1,739,977
Adjustments to reconcile net income (loss) to cash
used by operating activities
Stock based compensation expense	235,690	22,422
Depreciation	2,804	-
Changes in assets and liabilities
Accounts receivable	(694,737)	(1,896,159)
Accounts receivable- related parties	21,232	(552,319)
Due from partnership	265,219	-
Inventory	(843,180)	(1,777,112)
Prepaid expenses	31,751	229,425
Other deposits	(55,000)	-
Accounts payable	2,988,161	612,392
Accounts payable – related parties	(917,617)	1,351,330
Net cash used by operating activities	(294,252)	(270,044)

Cash flows from investing activities
Payments for licensing agreement	(1,366,784)	-
Purchase of fixed assets	(47,894)	-
Net cash used by investing activities	(1,414,678)	-

Cash flows from financing activities
Net proceeds (payments) from partnership	-	1,116,870
Distributions to limited partners	(646,289)	(836,498)
Proceeds from recapitalization	2,737,403	-
Net cash provided by financing activities	2,091,114	280,372

Net increase in cash and cash equivalents	382,184	10,328

Cash and cash equivalents at beginning of the period	17,616	52,650

Cash and cash equivalents at end of period	$399,800	$62,978

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$14,650	$-
Cash paid for income taxes during the period	$-	$-

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
(Formerly Vertex Holdings, L.P.'s assets, liabilities and operations related to certain divisions)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the “Company,” or “Vertex Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual  financial statements as  filed with the SEC on Form 8-K/A on June 26, 2009 (the “Form 8-K/A”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 8-K/A, have been omitted.

On April 16, 2009, the Company was party to a merger agreement more fully described in Note 10.

Impairment of long-lived assets

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

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

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process requires the Company to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense and depreciation.  These temporary differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated statements of financial condition. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment.  If actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact the Company’s consolidated financial position and results of operations.

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting or Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the more likely than not criteria included in FASB Statement No. 109, “Accounting for Income Taxes”, that must be met prior to recognition of the financial statement benefit of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also requires the recognition of a liability for differences between tax positions taken in a tax return and amounts recognized in the financial statements.  Management applies the more likely than not criteria included in FIN No. 48 when estimating its income taxes in each of the jurisdictions in which it operates.

Tax contingencies can involve complex issues and may require an extended period of time to resolve.  Changes in the level of annual pre-tax income can affect the Company’s overall effective tax rate.  Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.  Furthermore, the Company’s interpretation of complex tax laws may impact its recognition and measurement of current and deferred income taxes.

VERTEX ENERGY, INC.
(Formerly Vertex Holdings, L.P.'s assets, liabilities and operations related to certain divisions)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK BASED COMPENSATION

The Company accounts for share-based expense and activity in accordance with FAS No. 123(R), “Share-Based Payment,” (“FAS123(R)”) which establishes accounting for equity instruments exchanged for services. Under the provisions of FAS123(R), share-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over both the employee and non-employee’s requisite service period, generally the vesting period of the equity grant.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.

Basic and diluted loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2.  RELATED PARTIES

The Company has numerous transactions with Vertex Holdings, L.P., formerly Vertex Energy, L.P. (also defined herein as the “Partnership”), including the lease of the Partnership’s storage facility, subletting of office space, transportation of feedstock to re-refiners and the Company’s storage facility, and delivery from the Company’s re-refinery to end customers. Vertex Holdings, L.P. is an entity that is majority owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart.  These related party transactions are discussed in detail in the Form 8-K/A filed on June 26, 2009.

The pricing under these contracts are with certain wholly-owed subsidiaries of the Partnership and are priced at market, and are reviewed periodically from time to time by the Related Party Transaction committee.  The Related Party Transaction committee includes at least two independent directors and will review and pre-approve any and all related party transactions.

The financial statements included revenues from related parties of $147,871 and $177,238 and inventory purchases from related parties of $1,030,990 and $4,711,211 for the six months ending June 30, 2009 and 2008, respectively.  As of June 30, 2009, the Company owes $2,094,053 to related parties. This includes $1.6 million due to Vertex Holdings, L.P., $279,056 of accounts payable and $214,997 due to Cedar Marine Terminals for the remaining balance due on the licensing agreement as further discussed in Note 9.

NOTE 3.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND COMMITMENTS

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the six months ended June 30, 2009, the Company’s cash balances exceeded the federally insured limits.

VERTEX ENERGY, INC.
(Formerly Vertex Holdings, L.P.'s assets, liabilities and operations related to certain divisions)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables.  Four large companies with various independent divisions represented 10%, 19%, 40% and 13% of the Company’s gross sales and one of these companies represents 50% of outstanding trade receivables for the six months ended June 30, 2009 and 84% of gross sales and 96% of outstanding trade receivables for the six months ending June 30, 2008.

The Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for petroleum-based products.  Historically, the energy markets have been very volatile, and there can be no assurance that these prices will not be subject to wide fluctuations in the future.  A substantial or extended decline in such prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and access to capital and on the quantities of petroleum-based product that the Company can economically produce.

The Company has several purchase agreements that require purchases of minimum quantities of the Company’s products.  The agreements generally have a one year term, after which they become month-to-month agreements.  Minimum purchases under these contracts are approximately $1,328,345 for the period ending June 30, 2010.

NOTE 4. INCOME TAXES

The Company has not recorded a current or deferred income tax provision (benefit) for the six months ended June 30, 2009 due to the net losses incurred during the period.

No provision for United States income taxes is required for the six months ended June 30, 2008 since the Partners reported their proportionate share of taxable income or loss on their respective tax returns.  Such income or losses are proportionately allocated based on their respective ownership interests. Income taxes would have resulted in a provision of approximately $599,000 for the six months ended June 30, 2008 if not passed through to the partners assuming a 34% effective rate and the separate return method.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred income tax asset are as follows for the year ended June 30:

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	June 30, 2009	June 30, 2008
U.S. Federal statutory tax rate	34%	n/a
U.S. valuation difference	(34)	n/a
Effective U.S. tax rate	-	n/a

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

VERTEX ENERGY, INC.
(Formerly Vertex Holdings, L.P.'s assets, liabilities and operations related to certain divisions)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2009	June 30, 2008
Computed expected tax benefit	$243,000	n/a
Increase in valuation allowance	(243,000)	n/a
Income tax expense	-	n/a

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2009 and 2008, are presented below:

	June 30, 2009	June 30, 2008
Deferred tax assets:
Net operating loss carryforwards	(7,080,000)	n/a
Less valuation allowance	7,080,000	n/a
Net deferred tax assets	-	n/a

The Company has determined that a valuation allowance of $7,080,000 at June 30, 2009 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2009 was approximately $243,000.

At June 30, 2009, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $20 million acquired as part of the merger between World Waste Technologies, Inc. ("World Waste") and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC, as described in greater detail below in Note 10 merger. The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs. The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste's historical business, and the extent of the Company's subsequent income. The Company has not yet determined the extent, if any, to which it may be able to utilize these carry-forwards.

NOTE 5. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $235,690 and $22,422 for the six months ended June 30, 2009 and June 30, 2008, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. No share-based compensation cost had been capitalized as part of inventory or fixed assets.

As of June 30, 2009, the Company had one share-based compensation plan.  The Company's 2008 Incentive Stock Option Plan (the “2008 Plan”), which is shareholder-approved, provides for the issuance by the Company of a total of up to 600,000 shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. At June 30, 2009, there were 466,500 options outstanding under the Plan.  The exercise price of these 466,500 options is $1.20.

The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

VERTEX ENERGY, INC.
(Formerly Vertex Holdings, L.P.'s assets, liabilities and operations related to certain divisions)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. Expected volatilities are based on management’s estimates given that the Company’s stock is not widely traded. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected term of options granted  based on the remaining contractual lives of the related grants. The risk-free rate for periods within the contractual life of the option is based on the Federal Reserve’s risk-free interest rate based on zero-coupon government issues at the time of the grant.

The following table summarizes the assumptions used in assessing the above described options valuations:

	SIX MONTHS ENDED JUNE 30, 2009	YEAR ENDED DECEMBER 31, 2008

Expected volatility	43%	35%
Expected dividends	0%	0%
Expected term (in years)	1.5-10	10
Risk-free rate	1.71%	2.1%-3.28%

Unrelated to the Company’s 2008 Plan, we incurred one time charges related to stock compensation expense during the quarter ended June 30, 2009 related to our merger with World Waste in the amount of $116,169.  These charges are described in more detail below.  In addition, compensation expense of $55,507 was recorded due to the accelerated vesting of stock options issued to one executive upon his termination of employment with the Company.

During the second quarter of 2009, in connection with the consummation of the Company’s merger with World Waste , the Company converted all options and warrants that were previously outstanding (all of which immediately vested as a result of the change of control) in World Waste into options and warrants to purchase shares of common stock of the Company.  The Company recorded $92,418 in connection with the issuance of approximately 1,296,300 options and warrants during the second quarter of 2009.  Of these options, 157,500 and 94,084 are set at strike prices per share of $1.55 and $0.10 respectively.  The remaining 1,044,716 options are set at an average strike price of $19.78 per share and are significantly out of the money at June 30, 2009.

Also, during the second quarter of 2009, as a result of the share exchange and related ownership percentages of the merged company, approximately 775,000 warrants to purchase the Company’s common stock were issued to partners of Vertex Holdings L.P.  (formerly Vertex Energy, L.P., “Vertex LP” which entity  is majority- owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart) with exercise prices and expiration dates matching those of the World Waste options and warrants exchanged.  The Company recorded a $23,751 charge to compensation expense during the second quarter of 2009 related to this issuance.  A total of 96,667 of these warrants are set at a strike price of $1.55 per share.  The remaining 678,333 warrants are set at an average strike price of $21.68 per share and are significantly out of the money at June 30, 2009.

In April 2009, the Company issued a total of 400,000 qualified and non-qualified stock options in connection with employment agreements entered into with its new Chief Operating Officer, Matthew Lieb and its new Executive Vice President of Business Development, John Pimentel. A total of  125,000 non-qualified stock options (100,000 to Mr. Pimentel and 25,000 to Mr. Lieb vested immediately and are exercisable for three years after termination of employment.  The 275,000 qualified options (100,000 to Mr. Pimentel and 75,000 to Mr. Lieb) vest in equal portions quarterly over 4 years and are exercisable for 10 years or 90 days after the termination of employment.  These options were all issued at a strike price of $0.55 per share. The Company recognized $64,014 of compensation expense for these and other previously issued options during the six months ended June 30, 2009.

Mr. Pimentel’s employment and his employment agreement were terminated by the Company effective June 22, 2009, however, Mr. Pimentel continues to serve on the Board of Directors of the Company.  In connection with the termination of Mr. Pimentel’s employment, all of Mr. Pimentel’s options vested immediately to Mr. Pimentel, and a total of 100,000 of the options are exercisable for 90 days following such termination and a total of 100,000 of the options are exercisable for three years following his termination.

VERTEX ENERGY, INC.
(Formerly Vertex Holdings, L.P.'s assets, liabilities and operations related to certain divisions)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of basic earnings per share for the three months ended June 30, 2009 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  Diluted earnings per share does not include 1,525,800 options; 1,412,000 warrants and 4,755,666 preferred stock shares due to their anti-dilutive effect.

As of the three and six months ended June 30, 2008 common stock equivalents of 466,500 consisting of employee stock options were excluded in the calculation of diluted earnings per share due to their anti-dilutive effect.

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2009 there were 8,251,616 common shares issued and outstanding.

Each share of the Company’s common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by the Company’s board of directors. No holder of any shares of the Company’s common stock has a preemptive right to subscribe for any the Company’s security, nor are any shares of the Company’s common stock subject to redemption or convertible into other securities. Upon liquidation, dissolution or winding-up of the Company and after payment of creditors and preferred shareholders of the Company, if any, the assets of the Company will be divided pro rata on a share-for-share basis among the holders of the Company’s common stock. Each share of the Company’s common stock is entitled to one vote, except with respect to the election of one (1) of the Company's directors by the Company's Series A Preferred Stock (described below under Note 8). Shares of the Company’s common stock do not possess any rights in respect of cumulative voting.

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000.  As of June 30, 2009 there were 4,755,666 preferred stock shares issued and outstanding.

Holders of outstanding shares of the Company’s Series A Convertible Preferred are entitled to receive dividends, when, as, and if declared by the Company’s board of directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to the Company’s Series A Preferred until dividends in the same amount per share on the Company’s Series A preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of the Company, each share of the Company’s Series A Preferred is entitled to receive $1.49 prior to similar liquidation payments due on shares of the Company’s common stock or any other class of securities junior to the Company’s Series A Preferred. Shares of the Company’s Series A Preferred are not entitled to participate with the holders of the Company’s common stock with respect to the distribution of any remaining assets of the Company.

NOTE 9.  LICENSING AGREEMENT

The Company operates under an operating and licensing agreement with a related party that is majority owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart that provides for an irrevocable, non-transferable, royalty-free, perpetual right to use a certain thermal/chemical extraction technology to re-refine certain used oil feedstock and associated operations of this technology on a global basis.  This includes the right to utilize the technology in any future production facilities built by the Company.

VERTEX ENERGY, INC.
(Formerly Vertex Holdings, L.P.'s assets, liabilities and operations related to certain divisions)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The initial valuation of the license is based upon the cost to acquire the use of the thermal/chemical extraction technology and its processes.  It will be assessed over time for changes in the valuation.  The Company is amortizing the value of the license agreement over a fifteen year period.

NOTE 10.  MERGER AGREEMENT

As previously disclosed in the Form 8-K/A filed on June 26, 2009, the World Waste stockholders adopted a merger agreement by and among World Waste Technologies, Inc. (“World Waste”), Vertex Holdings  L.P. (the “Partnership”), Vertex Energy, Vertex Merger Sub, LLC (the “Merger Sub”), a California limited liability company and wholly-owned subsidiary of Vertex Energy, and Benjamin P. Cowart, as agent for the stockholders of Vertex Energy (the “Merger”). The Merger closed on April 16, 2009.

In connection with the merger agreement, Vertex Energy assumed the Partnership’s operations in connection with the fulfillment of a certain relationship with a major customer and assumed the operations of the property of the Partnership following the merger. Accordingly, the intellectual property, customer lists, certain personnel, and the going concern of the business involved with the merger were transferred to Vertex Energy. However, no physical assets of the Partnership were transferred to Vertex Energy. The assets remaining with the Partnership were treated as a distribution to the partners.

The Merger was accounted for as a reverse acquisition of World Waste pursuant to which the Company is considered to be the accounting acquirer. In the merger, the shareholders of World Waste exchanged 100% of their shares for approximately 42% of the total capital stock of the Company. Vertex Energy is the continuing entity for financial reporting purposes. After the closing of the merger and as a result of the share exchange, Vertex Energy accounted for the reverse merger as a recapitalization of World Waste.

As a result of the foregoing, the total number of shares of Vertex Nevada common stock outstanding immediately following the Merger, once issued, was 8,251,616 shares. The total number of Vertex Nevada’s Series A preferred immediately following the merger was 4,755,666.

As a result of the Merger, the counterparties to the Merger transaction became the holders of approximately 42% of Vertex Energy’s outstanding voting securities.  Benjamin P. Cowart, who owns 39% of Vertex Energy’s outstanding shares, entered into voting agreements with other shareholders whereby he controlled approximately 58% of the Vertex Energy voting common stock as to the vote of four of Vertex Energy’s five Directors for three years.

In connection with the closing conditions of the merger transaction, the Company entered into a financial arrangement with a commercial bank.  The facility is comprised of (1) a $1.6 million term loan, bearing interest at LIBOR plus 1.5%, (2) a $3.5 million working capital line of credit, with the balance drawable based on accounts receivable and inventory balances, bearing interest at LIBOR plus 4%, and (3) a $500,000 equipment financing line, with terms to be determined upon utilization.  All three tranches will be secured by all of the assets of the Company and stipulate that interest is payable monthly, and that the balance is due May 25, 2010.  The financing arrangement is secured by all of the assets of the Company.  Management of Vertex Energy believes that with the financing arrangements, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

VERTEX ENERGY, INC.
(Formerly Vertex Holdings, L.P.'s assets, liabilities and operations related to certain divisions)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining and Marketing divisions.  Segment information for the six months ended June 30, 2009 and 2008, is as follows.

SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

	Black Oil	Refining	Total
Revenues	$9,240,100	$3,882,525	$13,122,625

Cost of revenues	8,893,360	4,148,137	13,041,497

Gross profit	346,740	(265,612)	81,128

Selling, general and administrative expenses	1,044,929	364,774	1,409,703

Income (loss) from operations	(698,189)	(630,386)	(1,328,575)
Net income (loss)	$(698,189)	$(630,386)	$(1,328,575)

Total Assets	$3,182,150	$1,291,113	$4,473,263

SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

	Black Oil	Refining	Total
Revenues	$24,673,881	$7,793,651	$32,467,532

Cost of revenues	23,510,233	6,372,124	29,882,357

Gross profit	1,163,648	1,421,527	2,585,175

Selling, general and administrative expenses	565,454	279,744	845,198

Income from operations	598,194	1,141,783	1,739,977
Net income	$598,194	$1,141,783	$1,739,977

Total Assets	$3,924,530	$5,372,024	$9,296,554

NOTE 12. SUBSEQUENT EVENTS

Effective July 15, 2009, the Company’s Board of Directors approved the Company’s 2009 Stock Incentive Plan and the grant of an aggregate of 815,000 stock options to certain employees, Directors and officers of the Company.  The Company’s 2009 Stock Incentive Plan (the “Plan”),  is subject to shareholder approval within twelve (12) months of the adoption date of the Plan, and allows the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel.

Pursuant to and in connection with the Plan, the Board of Directors granted an aggregate of 315,000 incentive stock options to certain of the Company’s employees in consideration for services rendered and to be rendered to the Company (the “Employee Options”).  Included in the Employee Option grants were the grant of 25,000 options to Chris Carlson, the Secretary and Vice President of the Company; and 50,000 options to Matthew Lieb, the Chief Operating Officer of the Company.

The Board of Directors also approved the grant of 100,000 non-qualified stock options to Christopher Stratton, pursuant to the Plan and contingent upon Mr. Stratton’s acceptance of the Letter Agreement, which Letter Agreement has since been accepted by Mr. Stratton to serve as the Company’s Chief Financial Officer (the “Stratton Options”).

Additionally, pursuant to and in connection with the Plan, the Board of Directors granted an aggregate of 320,000 non-qualified stock options to the Company’s Directors as follows in consideration for services rendered and to be rendered to the Company (the “Director Options,” and collectively with the Employee Options, and the Stratton Options, the “Employee and Director Options”):

VERTEX ENERGY, INC.
(Formerly Vertex Holdings, L.P.'s assets, liabilities and operations related to certain divisions)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dan Borgen, Director	80,000 options
Ingram Lee, Director	80,000 options
David Phillips, Director	80,000 options
John Pimentel, Director	80,000 options

The Board of Directors granted Benjamin P. Cowart, the Chief Executive Officer, President, Chairman of the Board of Directors and largest shareholder of the Company an aggregate of 80,000 incentive stock options in consideration for services rendered and to be rendered to the Company (the “Cowart Options” and together with the Employee and Director Options, the “Options”).

Effective July 31, 2009, we entered into a letter agreement (the “Letter Agreement”) with Christopher Stratton, pursuant to which Mr. Stratton agreed to serve as Chief Financial Officer of the Company, effective August 24, 2009, which Letter Agreement and appointment was subsequently approved and ratified by the Board of Directors.

Pursuant to the Letter Agreement, Mr. Stratton agreed to serve as the Company’s Chief Financial Officer; we agreed to pay Mr. Stratton $204,000 per year, payable every two weeks and to grant Mr. Stratton 100,000 options to purchase shares of the Company’s common stock (as described in greater detail above); and Mr. Stratton agreed to certain other terms and conditions of the Letter Agreement and to be bound by the terms and conditions of the Company’s Proprietary Information and Inventions Agreement.  Pursuant to the Letter Agreement, which provides for the employment of Mr. Stratton to be “at-will,” we also agreed that if Mr. Stratton’s employment is terminated by us for any reason without cause prior to April 1, 2010, that we would pay Mr. Stratton a one-time lump sum severance payment of $30,000.

As of July, 31, 2009, $385,335 was outstanding under the Line of Credit, of which there was $1,574,125 available, leaving an available balance of $1,188,790.  As of July 31, 2009 the Company was out of compliance with the liabilities to net worth covenant, as required by the Letter Agreement.  This was due in part to the additional expenditures and investments made in the thermal/chemical extraction process resulting in the Company having non-conforming ratios with the bank.  Management believes that as they begin selling the finished product from the thermal/chemical extraction process it will be able to comply with the ratios during the third quarter of 2009.  The bank has not provided the Company with notice of default under the Letter Agreement, and therefore it does not believe to be in default under the agreement; however, the Company will seek a formal waiver of the covenant described above, of which no assurance can be provided that the waiver will be granted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undo reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law.

Please see the “Glossary of Selected Terms” incorporated by reference hereto as Exhibit 99.6, for a list of abbreviations and definitions used throughout this report.

Corporate History of the Registrant:

Vertex Energy, Inc. (the “Company,” “we,” “us,” and “Vertex Nevada”) was formed as a Nevada corporation on May 14, 2008.  Pursuant to an Amended and Restated Agreement and Plan of Merger dated May 19, 2008, by and between Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership ("Vertex LP"), us, World Waste Technologies, Inc., a California corporation (“WWT” or “World Waste”), Vertex Merger Sub, LLC, a California limited liability company and our wholly-owned subsidiary ("Merger Subsidiary"), and Benjamin P. Cowart, our Chief Executive Officer, as agent for our shareholders (as amended from time to time, the “Merger Agreement”). Effective on April 16, 2009, World Waste merged with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation and becoming our wholly-owned subsidiary (the "Merger"). In connection with the Merger, (i) each outstanding share of World Waste common stock was cancelled and exchanged for 0.10 shares of our common stock; (ii) each outstanding share of World Waste Series A preferred stock was cancelled and exchanged for 0.4062 shares of our Series A preferred stock; and (iii) each outstanding share of World Waste Series B preferred stock was cancelled and exchanged for 11.651 shares of our Series A preferred stock.

Additionally, as a result of the Merger, as the successor entity of World Waste, we assumed World Waste’s filing obligations with the Securities and Exchange Commission and our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “VTNR.OB” effective May 4, 2009 previously “WDWT.OB”.  Finally, as a result of the Merger, the common stock of World Waste was effectively reversed one for ten (10) as a result of the exchange ratios set forth in the Merger, and unless otherwise noted, the impact of such effective reverse stock split, created by the exchange ratio set forth above, is retroactively reflected throughout this report.

Description of Business Activities:

We provide a range of services designed to aggregate, process, and recycle industrial and commercial waste streams. We currently provide these services in 13 states, with our primary focus in the Gulf Coast Region of the United States.  Our primary focus is on the recycling of used motor oil and other distressed hydrocarbon streams. This is accomplished (1) through our Black Oil division, which aggregates used motor oil from third-party collectors and manages the delivery of this feedstock primarily to third-party re-refining facilities, as well as blenders, and (2) through our Refining and Marketing division, which aggregates hydrocarbon streams from collectors and generators and manages the delivery of the hydrocarbon products to a third-party facility for further processing, and then manages the sale of the end products. In addition, we are in the process of implementing a proprietary thermal/chemical upgrading technology that will process used motor oil and convert it to higher value products such as marine cutterstock and vacuum-gas blendstock.

Reliance on Contracts and Relationships; Low Capital Intensive Business

We currently have no significant assets and instead contract on a fee-paid basis for the use of all assets we deem to be necessary to conduct our operations, from either independent third-parties or related-parties, pursuant to the Operating Agreement, described below, and other related party agreements described in greater detail in our Report on Form 8-K/A, filed with the Commission on June 26, 2009. These assets are made available to us at market rates which are periodically reviewed by the Related Party Transaction Committee of the Company. Our management has chosen to contract for the use of assets rather than purchase or build and own them in order to provide flexibility in the Company’s capital equipment requirements in the event there is a need for more or less capacity due to rapid growth or contraction in the future. We expect to continue to rely on contracts for access to assets going forward, to avoid the initial capital expenditures that would be required to build our own facilities.

In the event we are no longer able to contract with any of these related or third-party entities for access to these assets and related services at fair-market prices, or at all, then we would seek to contract with other parties to provide refining, trucking, and terminaling assets or services as needed to operate and grow our business. We cannot assure you that such assets and services could be acquired on a timely basis, at fair-market prices, or at all. Given the relative availability of refining, trucking, and terminaling infrastructure and services in the Gulf Coast region of the United States, however, we believe we would be able to replace our contracted assets and services with third-party providers, if necessary. Nonetheless, based on an assessment of the market options readily available, we believe that our current relationships and contracts with existing third-parties and related parties are the most beneficial ones currently available to us.

In the future we may revisit our contract-based, capital-efficient asset strategy and may determine if it is in our best interest to buy or build, own and maintain the assets and infrastructure necessary to operate our current business or to accommodate growth plans.

Operating and Licensing Agreement

In connection with the Merger and effective as of the effective date of the Merger, Cedar Marine Terminals, L.P., a subsidiary of Vertex LP (“CMT”) and us entered into an Operating and Licensing Agreement (the “Operating Agreement”).  CMT is controlled by Vertex LP, an entity which is majority owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  These related party transactions are discussed in detail in the Form 8-K/A filed on June 26, 2009. Pursuant to the Operating Agreement, CMT agreed to provide services to us in connection with the operation of the Terminal run by CMT, and the operations of and use of certain proprietary technology relating to the re-refining of certain oil feedstock referred to as our “Thermal/chemical extraction technology”, in connection with a Terminaling Agreement by and between CMT and Vertex LP.  Additionally, we have the right to use the first 33,000 monthly barrels of the capacity of the thermal/chemical extraction technology pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

The Operating Agreement has a term expiring on February 28, 2017, and can be terminated earlier based on provisions in the Operating Agreement.

In consideration for the services to be rendered pursuant to the Operating Agreement, we agreed to pay CMT its actual costs and expenses associated with providing such services, plus 10%, subject to a maximum price per gallon of $0.40, subject to CMT meeting certain minimum volume requirements as provided in the agreement.

Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of the thermal/chemical extraction technology (the “License”),  in any market in the world (except at CMT’s Baytown facility).

While such terms have been agreed to between the parties, the Operating Agreement is still under review by the Company’s Related Party Transaction Committee.

Strategy and Plan of Operations

Our goal is to continue to profitably grow our business of recycling used motor oil and other distressed hydrocarbon streams. Strategies to achieve this goal include (1) growing revenues in core businesses, (2) seeking to increase margins through developing additional processing capabilities, including but not limited to the thermal/chemical extraction technology at additional locations other than Baytown, Texas (3) increasing market share through greenfield development or through acquisitions, (4) continued pursuit of alternative energy project development opportunities, some of which were originally sourced by World Waste.

•
Our primary focus is to continue to supply used motor oil and other hydrocarbons to existing customers and to cultivate additional feedstock supply volume by expanding relationships with existing suppliers and developing new supplier relationships. We will seek to maintain good relations with existing suppliers, customers and vendors and the high levels of customer service necessary to maintain these businesses. We plan to seek to develop relationships with several other re-refining facilities to serve as such facilities’ primary and exclusive feedstock provider.

•
We intend to improve margins by applying new technologies, including but not limited to the re-refining of certain oil feedstock through the “thermal/chemical extraction technology” to existing and new feedstock streams. The first application of this technology at CMT’s Baytown, Texas facility is scheduled to come on-line during the third quarter of 2009.  There is no assurance that this plant will come on-line as anticipated.  We also plan to build additional facilities for various processes to implement proprietary company-owned, leased, or potentially acquired technologies to upgrade feedstock materials to create marine cutterstock, vacuum gas oil and other value-added recycled energy products.  By moving from our historical role as a value-added logistics provider, to operating as an actual re-refiner ourselves, we anticipate we will be able to improve margins through the upgrading of used motor oil and transmix inventories into higher value end products, funding permitting, of which there can be no assurance.

•
We plan to seek to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets. For example, we may seek to use a combination of stock and cash to acquire or joint venture with various local used motor oil collectors and aggregators, technology providers, real estate partners and others. Such acquisitions, if successful, could add to revenues and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of our thermal/chemical processing technology.  This may include the greenfield development of collection assets, terminals, re-refining facilities and equipment and opportunistic mergers and acquisitions.

•
We will continue to evaluate and potentially pursue various alternative energy project development opportunities.  These opportunities may be a continuation of the projects sourced originally by World Waste and/or may include projects initiated by us.

RESULTS OF OPERATIONS

Description of Material Financial Line Items:

Revenues

We generate revenues from two existing operating divisions as follows:

BLACK OIL - Revenues for our Black Oil division are comprised primarily of feedstock sales (used motor oil) which are purchased from a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and blenders of #6 oil parts of which are on a cost plus commission basis.

REFINING AND MARKETING - The Refining and Marketing division generates revenues relating to the sales of finished products.  The Refining and Marketing division gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and then processed at a third-party facility under our direction. The end products are typically three distillate petroleum streams (gasoline blendstock, fuel oil cutterstock and marine cutterstock), which are sold to major oil companies or to large petroleum trading and blending companies. The end products are delivered by barge and truck to customers.

Our revenues are affected by changes in various commodity prices including crude oil, natural gas and 6-oil.

Cost of Revenues

BLACK OIL - Cost of revenues for our Black Oil division are comprised primarily of feedstock purchases from a network of providers. Other cost of revenues include transportation costs incurred by third parties, purchasing and receiving costs, analytical assessments, brokerage fees and commissions, surveying and storage costs.

REFINING AND MARKETING - The Refining and Marketing division incurs cost of revenues relating to the purchase of feedstock, purchasing and receiving costs, and inspection and processing of the feedstock into gasoline blendstock and marine cutterstock by a third party. Cost of revenues also include brokers fees, inspection and transportation costs.

Our cost of revenues are affected by changes in various commodity indices, including crude oil, natural gas  and  6-oil.  For example, if the price for crude oil increases, the cost of solvent additives used in the production of blended oil products, and fuel cost for transportation cost from third party providers will generally increase. Similarly, if the price of crude oil falls, these costs may also decline.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other employee-related benefits for executive, administrative, legal, financial and information technology personnel, as well as outsourced and professional services, rent, utilities, and related expenses at our headquarters, as well as certain taxes.

After deducting nonrecurring costs in connection with the Merger, we expect that we will incur higher general and administrative expenses, primarily related to our public-company reporting status.  These expenses are expected to include additional accounting and finance expenses, audit fees, legal fees and corporate governance expenses, exchange listing fees, transfer agent and stockholder-related fees, and increased premiums for director and officer liability insurance coverage. We anticipate that we will incur additional expenses in the range of approximately $400,000 to $800,000 annually above our normal historical general and administrative expenses as a result of our public company status.

Merger Related Expenses

In connection with the merger with World Waste Technologies, Inc. we incurred additional nonrecurring general and administrative expenses.  These expenses include legal, audit, stock compensation, and additional start-up compliance expenses that are nonrecurring and are a result of the merger.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Set forth below are our results of operations for the three months ended June 30, 2009, as compared to the same period in 2008; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
Revenues	$5,265,491	$17,803,958	$(12,538,467)	(70)%

Cost of Revenues	5,202,855	16,176,634	10,973,779	68%

Gross Profit	62,636	1,627,324	(1,564,688)	(96)%

Selling, general and administrative expenses(exclusive of merger related expenses)	581,449	491,496	(89,953)	(18)%

Merger related expenses	195,877	-	(195,877)	(100)%

Total selling, general and administrative expenses	777,326	491,496	(285,830)	(58)%

Income (loss) from operations	(714,690)	1,135,828	(1,850,518)	(163)%
Net income (loss)	$(714,690)	$1,135,828	$(1,850,518)	(163)%

Each of our segments’ gross profit during these periods was as follows:

	Three Months Ended June 30
Black Oil Segment	2009	2008	$ Change	% Change
Total revenue	$3,367,326	$13,140,625	$(9,773,299)	(74)%
Total cost of revenue	3,265,061	12,477,337	9,212,276	74%
Gross profit	$102,265	$663,288	$(561,023)	(85)%

Refining and Marketing Segment
Total revenue	$1,898,165	$4,663,333	$(2,765,168)	(59)%
Total cost of revenue	1,937,794	3,699,297	1,761,503	48%
Gross profit (loss)	$(39,629)	$964,036	$(1,003,665)	(104)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased 70% during the second quarter of 2009, compared to the same period in 2008, due to decreases in commodity pricing and overall volume.  The total volume for our Black Oil division decreased from 183,800 bbls to 93,852 bbls, and average prices decreased 40%, resulting in a $9.8 million decrease in revenue during the three months ended June 30, 2009, as compared to the same period in 2008.  Our volumes were impacted due to the loss of the Omega contract, however offset somewhat by volumes delivered to other third party re-refiners along with newly formed relationships in the #6 oil blending market.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2009 decreased $32.62 per barrel from a three month average of $84.31 per barrel during the 2008 period to $51.69 per barrel during the 2009 period.  In addition to our volume decrease for the three months ended 2009 our per barrel margin decreased approximately 25%.

Our Refining and Marketing division also experienced significant decreases in production (from 43,189 bbls to 12,898 bbls) for its marine cutterstock product for the three months ended June 30, 2009, compared to the same period in 2008, and commodity price decreases of approximately 57%. The decreased production was caused by a lower demand for our product at attractive pricing.  The average posting (U.S. Gulfcoast No. 2 Waterborne) for the three months ended June 30, 2009 decreased $84 per barrel from a three month average of $147.42 per barrel during the 2008 period to $63.42 per barrel during the 2009 period.    Whereas our results of operations benefited from high demand, pricing, and gross margin contribution of Marine Cutterstock, in that it accounted for 68% of our Revenue and 95% of the gross margin during the three months ended June 2008, Marine Cutterstock accounted for only 17% of our Revenue and 16% of the gross margin during the three months ended June 2009.

Our Pygas production increased from 9,643 bbls to 27,175 bbls during the three months ended June 30, 2009, compared to the same period in 2008; however, commodity prices decreased approximately 46% for our finished product.  We did not produce gasoline blendstock during the three months ended June 30, 2009 as compared to 2,197 bbls of production in the same period of 2008.  This variance was primarily caused by the timing of production and feedstock availability.  The overall decrease in revenues associated with our Refining and Marketing division was mainly due to decreases in market prices and decreasing volumes.

Prevailing prices of certain commodity products significantly impacted our revenues and cash flows during 2008, as prices were extremely volatile. The following table sets forth the high and low spot prices during 2008 for our key benchmarks.

Benchmark	High	Date	Low	Date
No. 2 Waterborne (dollars per gallon)	$ 4.06	July 3	$ 1.16	December 24
Unleaded 87 Waterborne (dollars per gallon)	$ 4.75	September 11	$ 0.78	December 24
Residual Fuel No. 6 3% (dollars per barrel)	$115.35	July 14	$ 24.65	December 24
NYMEX Crude oil (dollars per barrel)	$ 145.29	July 3	$ 33.87	December 24
Reported in Platt’s US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first six months of 2009 for our key benchmarks.

Benchmark	High	Date	Low	Date
No. 2 Waterborne (dollars per gallon)	$ 1.79	June 11	$ 1.05	March 11
Unleaded 87 Waterborne (dollars per gallon)	$ 2.05	June 16	$ 1.05	January 7
Residual Fuel No. 6 3% (dollars per barrel)	$62.85	June 29	$ 31.50	January 2
NYMEX Crude oil (dollars per barrel)	$ 72.68	June 11	$ 33.98	February 12
Reported in Platt’s US Marketscan (Gulf Coast)

 We have seen moderate increases in each of the benchmark commodities through July of 2009; however such values are significantly lower than the highs of 2008.  We expect to see continued volatility until the global economy, and more specifically the U.S. economy, stabilizes.  Declining commodity pricing, like we have recently experienced, typically results in a corresponding decrease in our revenues, gross profits, and net income.  As such, the overall results of operations for the three month period ended June 30, 2009 were not as strong as originally anticipated.

Refining and Marketing margins are a function of the difference between what we are able to pay for raw materials and the market prices for the range of products produced.  The various petroleum products produced are typically a function of Crude Oil indices and are quoted on multiple exchanges such as the New York Mercantile Exchange (“NYMEX”).  These prices are determined by a global market and can be influenced by many factors, including but not limited to supply/demand, weather, politics, and global/regional inventory levels.  As such, we can not provide any assurances regarding results of operations for any future periods, as numerous factors outside of our control affect the prices paid for raw materials and the prices (for the most part keyed to the NYMEX) that can be charged for such products.  Additionally, for the near term, results of operations will be subject to further uncertainty, as the global markets and exchanges, including the NYMEX, have recently experienced extreme volatility due to a tightening of the credit markets and an overall malaise in the financial investment market in general.

During the three months ended June 30, 2009, gross profit decreased 96% from the same period in 2008, primarily due to sharp declines in commodity pricing, reduction in industrial demand associated with the current US recession, and declines in overall volume.  Increased cost of revenues also attributed to the decline in overall gross profits; additionally we spent $147,000 on operating expenses related to the thermal/chemical extraction technology, which is scheduled to come on line during the third quarter of 2009, of which there can be no assurance. Selling, general, and administrative expenses increased 58% for the three months ended June 30, 2009 compared to the same period in 2008.  This increase is primarily due to expenditures incurred in connection with the merger with World Waste, some of which were legal expenses of approximately $30,000 specifically related to administrative and transitional costs which were one time expenses required for the merger.  Additionally we had accounting related expenses of approximately $27,920 which are non-recurring, as well as initial investments in connection with our compliance and controls associated with the Sarbanes-Oxley Act (“SOX”) of approximately $21,788.  In addition we incurred stock compensation expense of approximately $201,313 for the three months ended June 30, 2009 (of which $116,169 was related to the merger and approximately $55,000 was related to the termination of a key employee that are expenses not expected to be part of continuing operations moving forward).  We also incurred additional expenses during the three months ended June 30, 2009 in connection with the hiring of new employees and executives along with other one time administrative costs to support our growing organization related to the Merger.

We had a net loss of $714,690 for the three months ended June 30, 2009, compared to net income of $1,135,828 for the three months ended June 30, 2008, a decrease in net income of $1,850,518 or 163% from the prior period.  The decrease in net income was mainly due to the 70% decrease in revenues, and the 58% increase in selling, general and administrative expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Set forth below are our results of operations for the six months ended June 30, 2009, as compared to the same period in 2008.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
Revenues	$13,122,625	$32,467,532	$(19,344,907)	(60)%

Cost of Revenues	13,041,497	29,882,357	16,840,860	56%

Gross Profit	81,128	2,585,175	(2,504,047)	(97)%

Selling, general and administrative expenses(exclusive of merger related expenses)	1,160,306	845,198	(315,108)	(37)%

Merger related expenses	249,397	-	(249,397)	(100)%

Total selling, general and administrative expenses	1,409,703	845,198	(564,505)	(67)%

Income (loss) from operations	(1,328,575)	1,739,977	(3,068,552)	(176)%
Net income	$(1,328,575)	$1,739,977	$(3,068,552)	(176)%

Each of our segments’ gross profit during these periods was as follows:

	Six Months Ended June 30,
Black Oil Segment	2009	2008	$ Change	% Change
Total revenue	$9,240,100	$24,673,881	$(15,433,781)	(63)%
Total cost of revenue	8,893,360	23,510,233	14,616,873	62%
Gross profit	$346,740	$1,163,648	$(816,908)	(70)%

Refining Segment
Total revenue	$3,882,525	$7,793,651	$(3,911,126)	(50)%
Total cost of revenue	4,148,137	6,372,124	2,223,987	35%
Gross profit	$(265,612)	$1,421,527	$(1,687,139)	(119)%

Revenues decreased 60% for the six months ended June 30, 2009 as compared to the same period of 2008, primarily due to decreases in commodity pricing and production volumes.

Total volumes generated by our Black Oil division decreased from 360,210 bbls to 252,324 bbls, and average prices decreased approximately 40%, resulting in a $15.4 million decrease in revenue during the six month period ended June 30, 2009 as compared to the same period in 2008.   The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the six months ended June 30, 2009 decreased $31.71 per barrel from a six month average of $77.01 per barrel during the 2008 period to $45.30 per barrel during the 2009 period.  In addition to our volume decrease for the six months ended 2009 our per barrel margin decreased approximately 40%.  During the first six months of 2009, we experienced a substantial slowdown in our sales due to the overall decline in industrial demand for products.  The decrease of revenues was also caused by the termination of the Omega contract in April, 2009.

Our Refining and Marketing division also experienced significant decreases in production (from 49,709 bbls to 26,159 bbls) for our marine cutterstock product. Our Pygas product experienced significantly increased volumes (from 19,065 bbls to 78,373 bbls) during the six months ended June 30, 2009, compared to the same period in 2008.  Volumes for gasoline blendstock increased (from 14,890 bbls to 16,552 bbls) during the six months ended June 30, 2009, compared to the same period in 2008.  Although overall volumes increased as compared to the same period in 2008, such increases did not offset the aforementioned decreases in commodity prices, which led to the negative impact on gross profit associated with the Refining and Marketing division.

During the six months ended June 30, 2009, gross profit decreased 97% from the same period in 2008. Factors contributing to this decline were sharp declines in commodity pricing, tightening of commodity markets, and declines in overall volume.  Increased cost of revenues also attributed to the decline in overall gross profits; as $147,000 was spent on terminal and infrastructure costs related to our thermal/chemical extraction technology, which is scheduled to come on line during the third quarter of 2009, of which there can be no assurance.

Selling, general, and administrative expenses increased 67% for the six months ended June 30, 2009 compared to the same period in 2008, this increase is primarily due to expenditures incurred in connection with the merger with World Waste. We incurred approximately $249,397 of non-recurring expense related to the Merger during the six months ended 2009, including  $60,000 of legal expenses,   approximately $73,000 in accounting and SOX compliance fees, and $116,169 in stock compensation expense as discussed previously.  We also incurred additional expenses during the six months ended June 30, 2009 in connection with the hiring of new employees and executives along with other one time administrative costs to support our growing organization related to the Merger.

We had a net loss of $1,328,575 for the six months ended June 30, 2009, compared to net income of $1,739,977 for the six months ended June 30, 2008, a decrease in net income of $3,068,552 or 176% from the prior period, which decrease in net income was mainly due to the 60% decrease in revenues and the 67% increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The success of our current business operations is not dependent on extensive capital expenditures, but rather on relationships with feedstock suppliers and end-product customers.  Through these relationships, we are able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations.  The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

Our initial working capital came from the $2.2 million of cash transferred to us by World Waste in connection with the Merger.  Pursuant to the terms of the Merger, we also agreed to assume $1.6 million of indebtedness (which assumption had not occurred as of August 10, 2009) of Vertex LP.

We had total assets of $4,473,263 as of June 30, 2009, which consisted of total current assets of $2,845,820, consisting of cash and cash equivalents of $399,800, accounts receivable, net of $928,456, inventory of $1,424,151, a deposit of $55,000, prepaid expenses of $38,413, and long term assets consisting of fixed assets of $45,662, and a licensing agreement in the amount of $1,581,781, which represents the value of the Company’s licensing agreement for the use of the thermal/chemical processing technology.  As of June 30, 2009 an additional $181,781 of development investments were made to the thermal/chemical process technology and added to the original $1.4 million license.  The Company still owes CMT, $214,997 in connection with the thermal/chemical extraction technology license, as approximately $1,366,784 has been paid to date.

We had total liabilities, representing solely current liabilities of $4,421,383 as of June 30, 2009, which included accounts payable of $2,327,330, accounts payable – related parties of $279,056, and amounts due to related party of $1,814,997.

We had negative working capital of $1,575,563 as of June 30, 2009. Excluding current assets and current liabilities to related parties our working capital was $518,490 as of June 30, 2009.

The continuing turmoil in financial markets has resulted in a decreased willingness on the part of lenders to enter into new agreements or extend loans.  The banks and other businesses with which we transact our business have also been affected by market developments and conditions, which could affect their ability to enter into transactions with us and further impact the way we conduct business.

Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including commodity prices, the cost of recovered oil, and the ability to turn our inventory.  Other factors that have affected and are expected to continue to affect earnings and cash flow are transportation, processing, and storage costs.  Over the long term, our operating cash flows will also be impacted by our ability to effectively manage our administrative and operating costs.

In June 2009, we secured a line of credit of up to $3.5 million (which shall in no event be more than 80% of certain accounts held by us and 50% of the total amount of our inventory, as otherwise described in the Regions Agreement), in connection with our entry into a Letter Loan Agreement (the “Regions Agreement”) and a Revolving Line of Credit (the “Line of Credit”) with Regions Bank (“Regions”) which is expected to be used for feedstock purchases and general corporate purposes.  The Line of Credit bears interest at the LIBOR rate plus 4% per annum, subject to a minimum of 5% per annum, adjusted monthly, and which is due on May 25, 2010.  The Regions Agreement also provided for a $1.6 million loan, which we have not borrowed against to date (the “Letter Loan”) and a $500,000 equipment guidance line, which we have not utilized to date.  The Letter Loan would be due on May 25, 2010, and accrue interest at the rate of the greater of 5% or the LIBOR rate plus 1.5% per annum, adjusted monthly.  The Line of Credit (and the Letter Loan and equipment guidance line, should we choose to draw on such loans) are secured by a Security Agreement, which gives Regions a security interest in substantially all of our assets.  The Line of Credit also provided that we would pay Regions an aggregate of $17,500 in borrowing fees, and would pay Regions a fee equal to the unused amount of the Line of Credit multiplied by 0.35%, accruing daily and payable at the end of each calendar quarter.  The Line of Credit also requires that we meet and comply with certain liabilities to assets ratios and lending ratios described in greater detail in the Line of Credit, as well as certain other affirmative and negative covenants, the breach of which trigger a default of the Line of Credit.

As of July 31, 2009, $385,335 was outstanding under the Line of Credit, of which there was $1,574,125 available (based on the criteria described above), leaving an available balance of $1,188,790.  As of July 31, 2009, we were out of compliance with our liabilities/net worth covenant, as required by the Letter Agreement.  This was due in part to the additional expenditures and investments made in the thermal/chemical extraction process resulting in us having non-conforming ratios with Regions bank.  We believe that as we begin selling our finished product from the thermal/chemical extraction process we will be taking steps during the third quarter to comply with these ratios.  Regions has not provided us any notice of a default under the Letter Agreement, and as such we do not believe we are in default under the Letter Agreement; however we will be seeking a formal waiver from Regions of the covenant described above after the filing of this report, which we can provide no assurances will be granted.

Our development stage re-refining business will require significant capital to design and construct additional facilities other than the existing facility in Baytown, Texas.  Vertex LP currently has one such facility under development in Baytown, Texas, which we have the right to use pursuant to an Operating Agreement with CMT described above. We currently estimate that the cost to construct a new, fully functional full-scale commercial process at another location would be approximately $2.5 to $5.0 million, based on throughput capacity.  The facility infrastructure would be an additional capitalized expenditure to these proposed process costs and would depend on the location and site specifics of the facility.

We believe that cash from ongoing operations and our working capital facility will be sufficient to satisfy our existing cash requirements, not including the $1.6 million which is required to be assumed from Vertex LP in connection with an Asset Transfer Agreement entered into in connection with the Merger and the remaining balance of $214,997 due CMT in connection with the licensing of the thermal/chemical extraction technology.  In order to implement our growth strategy, and pay our outstanding debts (as described above) we may need to secure additional financing in the future.

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our business and future growth, which is subject to cyclical changes in commodity prices, we will be exploring additional sources of external liquidity.  The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

There is currently only a limited market for our common stock, and as such, we anticipate that such market will be illiquid, sporadic and subject to wide fluctuations in response to several factors moving forward, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues; and

(3)	the number of shares in our public float

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  The total number of shares of common stock outstanding as of the date of this report was 8,251,616 shares, and approximately 6,600,000  of these shares are subject to  Lock-up Agreements.  The Lock-up Agreements provide that that until three years following the effective date of the Merger (the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer any shares of common stock such holders beneficially own, without the Company's prior written consent.  Notwithstanding the foregoing, the Lock-up Agreements provide that the holders may transfer (i) all or any portion of the shares subject to the Lock-up Agreements commencing on the date that the closing price of our common stock has averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period has averaged at least 7,500 shares; (ii) all or any portion of the shares as a bona fide gift or gifts, provided that the donee or donees thereof agree to be bound by the restrictions set forth in the Lock-up Agreement, (iii) all or any portion of the shares to any trust for the direct or indirect benefit of the holder or the immediate family of the holder, provided that the trustee of the trust agrees to be bound by the restrictions set forth in the Lock-up Agreement, and provided further that any such transfer shall not involve a disposition for value, and (iv) in any given three-month period commencing on the one-year anniversary of the effective date of the Merger, up to that number of shares equal to 5% of the total number of shares then beneficially owned by such holder.

As such, we currently have only approximately 1,600,000 shares  of common stock that are currently tradeable in our public float,  which are not subject to  the Lock - Up  Agreements.  Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and may not reflect the actual value of our common stock (and may reflect a lower value). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

We may seek the listing of our common stock on NASDAQ, NYSE, or  AMEX or another national securities exchange in the future.  We believe that the listing of our securities on a national exchange will facilitate the Company’s access to capital, from which certain acquisitions and capital investments might be financed.  However, we can provide no assurances that we will be able to meet the initial listing standards of any stock exchange in the future, or that we will be able to maintain a listing of our common stock on any stock exchange in the future, assuming we are initially approved for quotation on an exchange of which there can be no assurance.  Until meeting the listing requirements of a national securities exchange, we expect that our common stock will continue to be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

Cash Flow Activities — The following table summarizes Vertex Energy, Inc.’s cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2009	2008

Beginning cash and cash equivalents	$17,616	$52,650

Net cash provided by (used in):
Operating activities	(294,252)	(270,044)
Investing activities	(1,414,678)	-
Financing activities	2,091,114	280,372

Net increase in cash and cash equivalents	382,184	10,328

Ending cash and cash equivalents	$399,800	$62,978

Cash flow for the six months ended June 30, 2009 compared to the six months ended June 30, 2008

Operating activities used cash of $294,252 for the six months ended June 30, 2009 as compared to having used $270,044 during the corresponding period in 2008.  The primary reason for this decrease is related to our operating loss of $1,328,575.  Non-cash net income related to stock compensation provided $235,690 of liquidity while other working capital of $795,829 was expended to fund operations.

Investing activities used cash of $1,414,678 for the six months ended June 30, 2009 as compared to having not used any during the corresponding period in 2008.  Investing activities in 2009 are comprised primarily of $1,366,784 in cash payments related to the license of the thermal/chemical extraction technology paid to an entity controlled by Vertex LP, an entity which is majority owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.

Financing activities provided $2,091,114 during the six months ended June 30, 2009 resulting from  transactions related to our recapitalization.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired in excess of $20,000,000 of net operating losses that may be used to offset taxable income generated by the Company in future periods. The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. The Company has not yet determined the extent, if any, to which it may be able to utilize these carry-forwards. The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. (See Note 1 to the Vertex Energy, Inc. financial statements.)

Revenue Recognition.  We recognize revenue upon delivery of feedstock to our re-refining customer and upon delivery of refined feedstock in the form of gasoline blendstock, marine cutterstock, and Pygas to our customers.

Legal Matters.  Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. Actual expenses incurred in future periods can differ materially from accruals established.

Stock Based Compensation

The Company accounts for share-based expense and activity in accordance with FAS No. 123(R), “Share-Based Payment,” (“FAS123(R)”) which establishes accounting for equity instruments exchanged for services. Under the provisions of FAS123(R), share-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the employee’s requisite service period, generally the vesting period of the equity grant.

Share-based payments to non-employees are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the service period, generally the vesting period of the equity grant. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted.

Basic and Diluted Loss per Share

Basic and diluted loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Income Taxes

The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Market Risk

Our revenues and cost of revenues are affected by fluctuations in the value of energy related products.  We attempt to mitigate much of the risk associated with the volatility of relevant commodity prices by using our knowledge of the market to obtain feedstock at attractive costs, by efficiently managing the logistics associated with our products, by turning our inventory over quickly, and by selling our products into markets where we believe we can achieve the greatest value.  We believe that the current downward trend in natural gas prices coupled with increasing crude oil prices provides an attractive margin opportunity for our proposed thermal/chemical extraction process.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Report on Form 8-K/A, filed with the Commission on June 26, 2009, and investors are encouraged to review such risk factors before making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the closing of the Merger, we issued an aggregate of 5,502,000 shares of our restricted common stock to the partners of Vertex LP, which included the issuance of 4,679,488 shares of common stock to Benjamin P. Cowart, the Company’s Chief Executive Officer and Chairman; 55,311 shares of common stock to an entity which Mr. Cowart controls; 182,622 shares of common stock to an entity which our Director, Ingram Lee controls; and 293,244 shares of common stock to our Secretary, Chris Carlson.

Additionally in connection with the closing of the Merger, we granted warrants to purchase an aggregate of 774,478 shares of the Company's common stock to the partners of Vertex LP, which warrants had various exercise prices from $1.55 to $37.00 per share, and had various expiration dates from between April 28, 2010 and February 26, 2018.

With an effective date of April 16, 2009, we entered into employment agreements with John Pimentel, whose employment has since been terminated and Matthew Lieb.  Mr. Pimentel and Mr. Lieb were granted options in connection with the entry into their employment agreements.  Mr. Pimentel was granted an aggregate of 200,000 options, of which 100,000 vested immediately and 100,000 were to vest quarterly, at the rate of 12,500 per quarter over the eight fiscal quarters following the first fiscal quarter after the effective grant date of the options, subject to acceleration and forfeiture as provided in the option agreement.  Mr. Lieb was granted an aggregate of 200,000 options, of which 25,000 vested immediately and 175,000 are to vest quarterly, at the rate of 10,937 per quarter, over the sixteen fiscal quarters following the first fiscal quarter after the effective grant date of the options, subject to acceleration and forfeiture as provided in the option agreement.  The exercise price of the option grants was set by the Board of Directors, based on the closing bid price of Vertex Energy, Inc.’s common stock on May 9, 2009, at $0.50 per share, which includes the effect of the December 2008 1:10 reverse stock split of Vertex Energy, Inc.’s common stock, which has been retroactively reflected herein. In connection with the termination of Mr. Pimentel’s employment as Vice President of Corporate Development on June 22, 2009, all of Mr. Pimentel’s options vested immediately to Mr. Pimentel.

Vertex Energy, Inc. claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuances and grants, since the issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale and Vertex Energy, Inc. took appropriate measures to restrict transfer.

Effective July 15, 2009, the Company’s Board of Directors approved the Company’s 2009 Stock Incentive Plan and the grant of an aggregate of 815,000 stock options to certain employees, Directors and officers of the Company.  The Company’s 2009 Stock Incentive Plan (the “Plan”), which is subject to shareholder approval within twelve (12) months of the adoption date of the Plan, and allows the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel.

Pursuant to and in connection with the Plan, the Board of Directors granted an aggregate of 315,000 incentive stock options to certain of the Company’s employees in consideration for services rendered and to be rendered to the Company (the “Employee Options”).  Included in the Employee Option grants were the grant of 25,000 options to Chris Carlson, the Secretary and Vice President of the Company; and 50,000 options to Matthew Lieb, the Chief Operating Officer of the Company.

The Board of Directors also approved the grant of 100,000 non-qualified stock options to Christopher Stratton, pursuant to the Plan and contingent upon Mr. Stratton’s acceptance of the Letter Agreement, which Letter Agreement has since been accepted by Mr. Stratton to serve as the Company’s Chief Financial Officer (the “Stratton Options”).

Additionally, pursuant to and in connection with the Plan, the Board of Directors granted an aggregate of 320,000 non-qualified stock options to the Company’s Directors as follows in consideration for services rendered and to be rendered to the Company (the “Director Options,” and collectively with the Employee Options, and the Stratton Options, the “Employee and Director Options”):

Dan Borgen, Director	80,000 options
Ingram Lee, Director	80,000 options
David Phillips, Director	80,000 options
John Pimentel, Director	80,000 options

Finally, the Board of Directors granted Benjamin P. Cowart, the Chief Executive Officer, President, Chairman of the Board of Directors and largest shareholder of the Company an aggregate of 80,000 non-qualified stock options in consideration for services rendered and to be rendered to the Company (the “Cowart Options” and together with the Employee and Director Options, the “Options”).

The Employee and Director Options were granted at an exercise price of $0.45 per share, which represented the mean between the highest and lowest quoted selling prices of the Company’s common stock on the grant date (July 15, 2009)(the “Mean Selling Price”).  The Cowart Options have an exercise price of $0.50, which represents greater than 110% of the Mean Selling Price, as required by the Plan, as Mr. Cowart is a greater than 10% shareholder of the Company.

All of the Options vest at the rate of ¼ of each grantee’s options per year on the anniversary date of such grants, subject to accelerated vesting in the event of a change of control of the Company, and expire upon the earlier of (a) 90 days following the termination of their employment (or in the case of a Director, such Director’s removal or resignation) with the Company; and (b) ten years from the grant date in the case of the Employee and Director Options and five years from the grant date in connection with the Cowart Options, as otherwise provided in the option agreements evidencing each grant.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above grants, since the grants did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Effective July 8, 2009, Benjamin P. Cowart, our Chief Executive Officer, President and Chairman of the Board of Directors, and our largest shareholder, along with his wife, gifted an aggregate of 480,000 shares of common stock which they beneficially owned as community property to six of their family members (80,000 shares each), and such shares are subject to the lock-up agreement previously entered into with Mr. Cowart.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

On or around July 31, 2009, we entered into a letter agreement (the “Letter Agreement”) with Christopher Stratton, pursuant to which Mr. Stratton agreed to serve as Chief Financial Officer of the Company, effective August 24, 2009, which Letter Agreement and appointment was subsequently approved and ratified by the Board of Directors.

Pursuant to the Letter Agreement, Mr. Stratton agreed to serve as the Company’s Chief Financial Officer; we agreed to pay Mr. Stratton $204,000 per year, payable every two weeks and to grant Mr. Stratton 100,000 options to purchase shares of the Company’s common stock (as described in greater detail below); and Mr. Stratton agreed to certain other terms and conditions of the Letter Agreement and to be bound by the terms and conditions of the Company’s Proprietary Information and Inventions Agreement.  Pursuant to the Letter Agreement, which provides for the employment of Mr. Stratton to be “at-will,” we also agreed that if Mr. Stratton’s employment is terminated by us for any reason without cause prior to April 1, 2010, that we would pay Mr. Stratton a one-time lump sum severance payment of $30,000.

In July 2009, the Company obtained a listing in Standard & Poors’ Market Access Report, which provides a “blue sky” trading exemption for secondary trading of the Company’s common stock in 38 states.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

2.1(1)
Amendment No. 5, dated as of March 31, 2009, to Amended and Restated Agreement and Plan of Merger by and among World Waste Technologies, Inc., Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), Vertex Energy, Inc., Vertex Merger Sub, LLC and Benjamin P. Cowart.

3.1(2)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(1)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Nevada, Inc.'s Series A Convertible Preferred Stock.

3.3(2)	Withdrawal of Designation of the Company’s Series B Preferred Stock

3.4(2)	Bylaws of Vertex Energy, Inc.

4.1(2)	Vertex Energy, Inc., 2008 Stock Incentive Plan

4.2(3)	2009 Stock Incentive Plan of Vertex Energy, Inc.

10.1(2)	Asset Transfer Agreement

10.2(2)	Services Agreement

10.3(2)	Right of First Refusal Agreement

10.4(2)	Operating and Licensing Agreement

10.5(2)	Employment Agreement with Benjamin P. Cowart

10.6(2)	Employment Agreement with John Pimentel

10.7(2)	Employment Agreement with Matthew Lieb

10.8(2)	Letter Loan Agreement with Regions Bank

10.9(2)	Line of Credit with Regions Bank

10.10(2)	Security Agreement with Regions Bank

10.11(3)	Letter Agreement with Christopher Stratton

14.1(2)	Code of Ethics

16.1(2)	Letter from Stonefield Josephson, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Acting Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Acting Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1(2)
Audited Financial Statements of Vertex Holdings, L.P. formerly Vertex Energy, L.P. (certain assets, liabilities and operations related to its black oil division and certain assets, liabilities and operations of the refining and marketing division) for the years ended December 31, 2008 and 2007

99.2(2)
Unaudited Financial Statements of Vertex Holdings, L.P. formerly Vertex Energy, L.P. (certain assets, liabilities and operations related to its black oil division and certain assets, liabilities and operations of the refining and marketing division) for the three months ended March 31, 2009 and 2008

99.3(2)	Audited Financial Statements of Vertex Energy, Inc. as of December 31, 2008

99.4(2)	Unaudited Interim Financial Statements of Vertex Energy, Inc. for the three months ended March 31, 2009 and 2008

99.5(2)	Pro Forma Financial Statements of Vertex Energy, Inc.

99.6(2)	Glossary of Selected Terms

* Filed herewith.

(1) Filed as an exhibit to the registrant’s Report on Form 8-K, filed with the Commission on April 8, 2009, and incorporated herein by reference.

(2) Filed as an exhibit to the registrant’s Report on Form 8-K/A. filed with the Commission on June 26, 2009, and incorporated herein by reference.

(3) Filed as an exhibit to the registrant’s Report on Form 8-K, filed with the Commission on July 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: August 14, 2009	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By: /s/ Christopher Carlson
Christopher Carlson
Acting Chief Financial Officer
(Principal Financial Officer)