Form 10-Q
period 2009-09-30
Vertex Energy Inc.
filed 2009-11-16
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
 Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 8,254,256 shares of common stock issued and outstanding as of November 12, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

VERTEX ENERGY, INC.

CONTENTS

Page
Consolidated Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$164,023	$17,616
Accounts receivable, net	1,257,985	817,232
Accounts receivable – related parties	-	1,817,228
Due from partnership	-	405,219
Inventory	2,338,881	1,232,904
Prepaid expenses	225,117	270,522
Total current assets	3,986,006	4,560,721

Noncurrent assets
Licensing agreement, net	1,649,721	-
Fixed assets, net	60,856	11,022
Total noncurrent assets	1,710,577	11,022

TOTAL ASSETS	$5,696,583	$4,571,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,095,175	$1,836,340
Accounts payable-related party	358,434	2,676,650
Due to related party	1,378,157	-
Total current liabilities	4,831,766	4,512,990

Total liabilities	4,831,766	4,512,990

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 4,755,666 and 0 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4,756	-
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 8,254,256 and 5,502,000 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	8,254	5,502
Additional paid-in capital	1,839,114	421,541
Accumulated deficit	(987,307)	(368,290)
Total stockholders’ equity	864,817	58,753

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,696,583	$4,571,743

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$12,035,430	$22,146,619	$25,010,184	$54,436,913
Revenues – related parties	-	2,248,494	147,871	2,425,732
	12,035,430	24,395,113	25,158,055	56,862,645

Cost of revenues	10,342,956	22,451,862	23,384,453	52,334,219

Gross profit	1,692,474	1,943,251	1,773,602	4,528,426

Selling, general and administrative expenses	982,916	515,065	2,143,222	1,360,263
Merger related expenses	-	-	249,397	-
Total selling, general and administrative expenses	982,916	515,065	2,392,619	1,360,263

Income (loss) from operations	709,558	1,428,186	(619,017)	3,168,163

Provision for (benefit from) income taxes	-	-	-	-

Net income (loss)	$709,558	$1,428,186	$(619,017)	$3,168,163

Earnings per common share
Basic	$0.09	$0.26	$(0.09)	$0.58
Diluted	$0.05	$0.26	$(0.09)	$0.58

Shares used in computing earnings per share
Basic	8,252,391	5,502,000	7,184,261	5,502,000
Diluted	13,736,445	5,502,000	7,184,261	5,502,000

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended
	September 30, 2009	September 30, 2008

Cash flows operating activities
Net income (loss)	$(619,017)	$3,168,163
Adjustments to reconcile net income (loss) to cash
used by operating activities
Stock based compensation expense	279,196	56,800
Depreciation and amortization	33,484	-
Changes in assets and liabilities
Accounts receivable	(1,024,266)	225,008
Accounts receivable- related parties	21,232	(1,206,333)
Due from partnership	265,219	-
Inventory	(1,757,910)	(420,230)
Prepaid expenses	(154,954)	271,972
Accounts payable	3,756,006	(386,122)
Accounts payable – related parties	(838,239)	1,366,045
Net cash provided (used) by operating activities	(39,249)	3,075,303

Cash flows from investing activities
Payments for licensing agreement	(1,677,682)	-
Payments on related party note	(221,843)	-
Purchase of fixed assets	(65,806)	(7,251)
Net cash used by investing activities	(1,965,331)	(7,251)

Cash flows from financing activities
Net proceeds from (payments to) partnership	-	(384,961)
Proceeds from exercise of common stock warrants	264	-
Distributions to limited partners prior to merger	(646,289)	(936,498)
Proceeds from recapitalization	2,797,012	-
Net cash provided (used) by financing activities	2,150,987	(1,321,459)

Net increase in cash and cash equivalents	146,407	1,746,593

Cash and cash equivalents at beginning of the period	17,616	52,650

Cash and cash equivalents at end of period	$164,023	$1,799,243

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$57,463	$-
Cash paid for income taxes during the period	$-	$-

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.  BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the “Company,” or “Vertex Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual  financial statements as  filed with the SEC on Form 8-K/A on June 26, 2009 (the “Form 8-K/A”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported on Form 8-K/A, have been omitted.

On April 16, 2009, the Company was party to a merger agreement more fully described in Note 10.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were widely available to be issued, November 11, 2009.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

INCOME TAXES

The Company accounts for income taxes in accordance with the FASB ASC Topic 740. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process requires the Company to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense and depreciation.  These temporary differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated statements of financial condition.  Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment.  If actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact the Company’s consolidated financial position and results of operations.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

STOCK BASED COMPENSATION

The Company accounts for share-based expense and activity in accordance with FASB ASC Topic 718, which establishes accounting for equity instruments exchanged for services. Under this provision, share-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over both the employee and non-employee’s requisite service period, generally the vesting period of the equity grant.

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

EARNINGS PER SHARE

The Company has adopted FASB ASC Topic 260, which provides for the calculation of basic and diluted earnings per share.  Basic and diluted loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective September 15, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.”  ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The FASB will now issue new standards in the form of Accounting Standard Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the conclusions on the changes in the Codification.  References made to FASB guidance have been updated for the Codification throughout this document.

Effective June 30, 2009, we adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events.

Effective April 1, 2009, we adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825-10-65, “Financial Instruments.”  The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Effective January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities.  We adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities.  ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Our adoption of the standard had no impact on our consolidated financial results.

In June 2009, the FASB issued ASC Topic 810-10-15, “Consolidation-Variable Interest Entities,” or Topic 810-10-15.  Topic 810-10-15 improves financial reporting by enterprises involved with variable interest entities and provides more relevant and reliable information to users of financial statements.  Topic 810-10-15 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  We do not believe the future implementation of Topic 810-10-15 will have a material impact on our consolidated financial statements.

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

The financial statements included revenues from related parties of $147,871 and $2,425,732 and inventory purchases from related parties of $2,900,249 and $10,453,171 for the nine months ending September 30, 2009 and 2008, respectively.  As of September 30, 2009, the Company owes $1,736,591 to related parties. This includes $1,378,157 due to Vertex Holdings, L.P., and $358,434 of accounts payable most of which is due to CMT.  Both Vertex Holdings, L.P. and CMT are majority owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart

NOTE 3.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND COMMITMENTS

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the nine months ended September 30, 2009, the Company’s cash balances exceeded the federally insured limits.

Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables.  Two large companies with various independent divisions represented 37% and 19% of the Company’s gross sales and these two companies represents 31% and 55% of outstanding trade receivables for the nine months ended September 30, 2009 and 55% of gross sales and 85% of outstanding trade receivables for the nine months ending September 30, 2008.

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

The Company has several purchase agreements that require purchases of minimum quantities of the Company’s products.  The agreements generally have a one year term, after which they become month-to-month agreements.  Minimum purchases under these contracts are approximately $4,535,881 for the twelve months ending September 30, 2010.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The Company has several debt facilities available for use, of which there were no amounts outstanding as of September 30, 2009 or December 31, 2008.  See note 10 for further details.

NOTE 4. INCOME TAXES

The Company has not recorded a current or deferred income tax provision (benefit) for the nine months ended September 30, 2009 due to the net losses incurred during the period.

No provision for United States income taxes is required for the nine months ended September 30, 2008 since the Partners reported their proportionate share of taxable income or loss on their respective tax returns.  Such income or losses are proportionately allocated based on their respective ownership interests. Income taxes would have resulted in a provision of approximately $1,077,175 for the nine months ended September 30, 2008 if not passed through to the partners assuming a 34% effective rate and the separate return method.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	September 30, 2009	September 30, 2008

U.S. Federal statutory tax rate	34%	n/a
U.S. valuation difference	(34%)	n/a
Effective U.S. tax rate	-	n/a

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	September 30, 2009	September 30, 2008

Computed expected tax benefit	-	n/a
Increase in valuation allowance	-	n/a
Income tax expense	-	n/a

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2009 and 2008, are presented below:

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	September 30, 2009	September 30, 2008
Deferred tax assets:
Net operating loss carryforwards	(2,380,000)	n/a
Less valuation allowance	2,380,000	n/a
Net deferred tax assets	-	n/a

The Company has determined that a valuation allowance of $2,380,000 at September 30, 2009 is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized.

At September 30, 2009, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $20 million acquired as part of the merger between World Waste Technologies, Inc. ("World Waste") and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC, as described in greater detail below in Note 10 merger. It is possible that the Company may be unable to use these NOLs in their entirety.

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

NOTE 5. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $279,196 and $56,800 for the nine months ended September 30, 2009 and  2008, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. No share-based compensation cost had been capitalized as part of inventory or fixed assets.

As of September 30, 2009, the Company had two share-based compensation plans.  The Company's 2008 Incentive Stock Option Plan (the “2008 Plan”), which is shareholder-approved, provides for the issuance by the Company of a total of up to 600,000 shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. At September 30, 2009, there were 466,500 options outstanding under the Plan.  The exercise price of these 466,500 options is $1.20 per share.

Effective July 15, 2009, the Company’s Board of Directors approved the Company’s 2009 Stock Incentive Plan and the grant of an aggregate of 815,000 stock options to certain employees, Directors and officers of the Company.  The Company’s 2009 Stock Incentive Plan (the “2009 Plan” and together with the 2008 Plan, the “Plans”), is subject to shareholder approval within twelve (12) months of the adoption date of the 2009 Plan, and allows the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel.  The exercise price of these 815,000 options is $0.45 per share and their fair value on the issuance date was $293,400.  The Company expensed $18,338 related to these options during the quarter ended September 30, 2009.

In April 2009, the Company granted a total of 400,000 qualified and non-qualified stock options in connection with employment agreements entered into with its then newly appointed Chief Operating Officer, Matthew Lieb and its then newly appointed Executive Vice President of Business Development, John Pimentel. A total of 125,000 non-qualified stock options (100,000 to Mr. Pimentel and 25,000 to Mr. Lieb vested immediately and are exercisable for three years after termination of their employment.  The 275,000 qualified options (100,000 to Mr. Pimentel and 75,000 to Mr. Lieb) vest in equal portions quarterly over 4 years and are exercisable for 10 years or 90 days after the termination of employment.  These options were all granted at a strike price of $0.55 per share.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Mr. Pimentel’s employment and his employment agreement were terminated by the Company effective June 22, 2009, however, Mr. Pimentel continues to serve on the Board of Directors of the Company.  In connection with the termination of Mr. Pimentel’s employment, 100,000 of Mr. Pimentel’s options vested immediately to Mr. Pimentel and are exercisable for three years following his termination as Director of the Company. Additionally, the Board subsequently revised the treatment of a total of 100,000 of the remaining options from qualified to non-qualified options, which options continue to vest pursuant to the terms of such options, based on Mr. Pimentel’s service on the Board of Directors.

The following table summarizes the assumptions used in assessing the above described options valuations:

	NINE MONTHS ENDED SEPTEMBER 30, 2009	NINE MONTHS ENDED SEPTEMBER 30, 2008

Expected volatility	43-75%	35%
Expected dividends	0%	0%
Expected term (in years)	1.5-10	10
Risk-free rate	1.71-3.5%	2.1%-3.28%

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table above. Expected volatilities are based on management’s estimates given that the Company’s stock is not widely traded. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected term of options granted  are based on the remaining contractual lives of the related grants. The risk-free rate for periods within the contractual life of the option is based on the Federal Reserve’s risk-free interest rate based on zero-coupon government issues at the time of the grant.

During the second quarter of 2009, in connection with the consummation of the Company’s merger with World Waste , the Company converted all options and warrants that were previously outstanding (all of which immediately vested as a result of the change of control) in World Waste into options and warrants to purchase shares of common stock of the Company.  There were 1,296,300 options and warrants outstanding during the third quarter of 2009.  Of these instruments, 157,500 and 94,084 are set at strike prices per share of $1.55 and $0.10 respectively.  The remaining 1,044,716 instruments are set at an average strike price of $19.78 per share and are significantly out of the money at September 30, 2009.

Also, during the second quarter of 2009, as a result of the share exchange and related ownership percentages of the merged company, approximately 774,478 options and warrants to purchase the Company’s common stock were issued to partners of Vertex Holdings L.P.  (formerly Vertex Energy, L.P., “Vertex LP” which entity  is majority- owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart) with exercise prices and expiration dates matching those of the World Waste options and warrants exchanged.  A total of 96,667 of these instruments are set at a strike price of $1.55 per share.  The remaining 677,812 instruments are set at an average strike price of $21.68 per share and are significantly out of the money at September 30, 2009.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 6. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three and nine months ended September 30, 2009 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the nine months ended September 30, 2009 does not include 2,754,167 options; 998,111 warrants and 4,755,666 preferred stock shares due to their anti-dilutive effect. For the three months ended September 30, 2009 diluted earnings per share includes 4,755,666 shares of preferred stock, 84,602 warrants and 643,787 options to purchase 1,456,778 shares.

As of the three and nine months ended September 30, 2009 common stock equivalents of 466,500 consisting of employee stock options were excluded in the calculation of diluted earnings per share due to their anti-dilutive effect.

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2009 there were 8,254,256 shares of common stock issued and outstanding.

Each share of the Company’s common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by the Company’s board of directors. No holder of any shares of the Company’s common stock has a preemptive right to subscribe for any the Company’s security, nor are any shares of the Company’s common stock subject to redemption or convertible into other securities. Upon liquidation, dissolution or winding-up of the Company and after payment of creditors and preferred shareholders of the Company, if any, the assets of the Company will be divided pro rata on a share-for-share basis among the holders of the Company’s common stock. Each share of the Company’s common stock is entitled to one vote, except with respect to the election of one (1) of the Company's directors by the Company's Series A Preferred Stock (described below under Note 8) holder. Shares of the Company’s common stock do not possess any cumulative voting rights.

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000.  As of September 30, 2009 there were 4,755,666 preferred stock shares issued and outstanding.

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

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The initial valuation of the license is based upon the cost to acquire the use of the thermal/chemical extraction technology and its processes.  It will be assessed over time for changes in the valuation.  The Company is amortizing the value of the license agreement over a fifteen year period.

The related party recently received notice from a lender that the lender believed it to be in default of certain borrowing criteria.  Although the related party is taking action to remedy this default, it has not been remedied to date.  If the default is not cured, it could materially impact the Company’s ability to utilize this licensing agreement.

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

The Merger was accounted for as a reverse acquisition of World Waste pursuant to which the Company is considered to be the accounting acquirer. In the merger, the shareholders of World Waste exchanged 100% of their shares for approximately 58% of the total capital stock of the Company. Vertex Energy is the continuing entity for financial reporting purposes. After the closing of the merger and as a result of the share exchange, Vertex Energy accounted for the reverse merger as a recapitalization of World Waste.

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

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 11.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the nine months ended September 30, 2009 and 2008, is as follows.

NINE MONTHS ENDED SEPTEMBER 30, 2009

		Refining &
	Black Oil	Marketing	Total
Revenues	$15,105,363	$10,052,692	$25,158,055

Cost of revenues	13,811,077	9,573,376	23,384,453

Gross profit	1,294,286	479,316	1,773,602

Selling, general and administrative expenses	1,444,505	948,114	2,392,619

Net income (loss)	$(150,219)	$(468,798)	$(619,017)

Total Assets	$4,019,288	$1,677,295	$5,696,583

NINE MONTHS ENDED SEPTEMBER 30, 2008

		Refining &
	Black Oil	Marketing	Total
Revenues	$38,876,998	$17,985,647	$56,862,645

Cost of revenues	37,365,754	14,968,465	52,334,219

Gross profit	1,511,244	3,017,182	4,528,426

Selling, general and administrative expenses	926,210	434,053	1,360,263

Net income	$585,034	$2,583,129	$3,168,163

Total Assets	$3,569,938	$4,988,511	$8,558,449

NOTE 12. SUBSEQUENT EVENTS

As of November 11, 2009, $1,465,385 was outstanding under the Line of Credit, of which there was $2,176,855 available, leaving an available balance of $711,470.  As of November 11, 2009 the Company was out of compliance with certain covenants, as required by the Letter Agreement.  This was due in part to the additional expenditures and investments made in the thermal/chemical extraction process resulting in the Company having non-conforming ratios with the bank.  Management believes that as they begin selling the finished product from the thermal/chemical extraction process it will be able to comply with the ratios during the fourth quarter of 2009.  The bank has not provided the Company with notice of default under the Letter Agreement, and therefore it does not believe to be in default under the agreement; however, the Company will seek a formal waiver of the covenant described above, of which no assurance can be provided that the waiver will be granted.

On October 21, 2009, we agreed to hire a third party to perform public relations and fund raising related consulting services.  The agreement will expire on September 24, 2010.  In return for the services we agree to compensate the third party with 25,000 stock options at a strike price of $1.10 per share.  The options will expire on September 24, 2019.

In November 2009, we paid approximately $550,000 to Vertex LP in connection with the $1.6 million of debt which the Company agreed to assume from Vertex LP and/or replace in connection with the Merger, of which $841,855 remained to be assumed/replaced following the payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Description of Business Activities:

We provide a range of services designed to aggregate, process, and recycle industrial and commercial waste streams. We currently provide these services in 13 states, with our primary focus in the Gulf Coast Region of the United States.  Our primary focus is on the recycling of used motor oil and other distressed hydrocarbon streams. This is accomplished (1) through our Black Oil division, which aggregates used motor oil from third-party collectors and manages the delivery of this feedstock primarily to third-party re-refining facilities, as well as blenders, and (2) through our Refining and Marketing division, which aggregates hydrocarbon streams from collectors and generators and manages the delivery of the hydrocarbon products to a third-party facility for further processing, and then manages the sale of the end products. In addition, we are in the process of implementing a proprietary thermal chemical extraction process that will process used motor oil and convert it to higher value products such as marine fuel cutterstock and a feedstock component for major refineries.

Reliance on Contracts and Relationships; Low Capital Intensive Business

We currently have no significant capital assets and instead contract on a fee-paid basis for the use of all assets we deem to be necessary to conduct our operations, from either independent third-parties or related-parties, pursuant to the Operating Agreement, described below, and other related party agreements described in greater detail in our Report on Form 8-K/A, filed with the Commission on June 26, 2009. These assets are made available to us at market rates which are periodically reviewed by the Related Party Transaction Committee of the Company. Our management has chosen to contract for the use of assets rather than purchase or build and own them in order to provide flexibility in the Company’s capital equipment requirements in the event there is a need for more or less capacity due to rapid growth or contraction in the future. We expect to continue to rely on contracts for access to assets going forward, to avoid the initial capital expenditures that would be required to build our own facilities.

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

Operating and Licensing Agreement

In connection with the Merger and effective as of the effective date of the Merger, Cedar Marine Terminals, L.P., a subsidiary of Vertex LP (“CMT”) and us entered into an Operating and Licensing Agreement (the “Operating Agreement”).  CMT is controlled by Vertex LP, an entity which is majority owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  These related party transactions are discussed in detail in the Form 8-K/A filed on June 26, 2009. Pursuant to the Operating Agreement, CMT agreed to provide services to us in connection with the operation of the Terminal run by CMT, and the operations of and use of certain proprietary technology relating to the re-refining of certain oil feedstock referred to as our “thermal chemical extraction process”, in connection with a Terminaling Agreement by and between CMT and Vertex LP.  Additionally, we have the right to use the first 33,000 monthly barrels of the capacity of the thermal chemical extraction process pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

The Operating Agreement has a term expiring on February 28, 2017, and can be terminated earlier based on provisions in the Operating Agreement.

In consideration for the services to be rendered pursuant to the Operating Agreement, we agreed to pay CMT its actual costs and expenses associated with providing such services, plus 10%, subject to a maximum price per gallon of $0.40, subject to CMT meeting certain minimum volume requirements as provided in the agreement. The maximum price to be paid per gallon is subject to change based on the mutual agreement of both parties and during the third quarter we agreed to pay CMT its actual costs and expenses associated with providing such services, plus 10%, not withstanding the maximum price per gallon.  This decision was made in light of unanticipated per gallon costs greater than $0.40 per gallon incurred during the start-up phase of the plant during the quarter.  We anticipate over time that these expenses will be paid at a maximum price per gallon of $.45.

Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of the thermal chemical extraction process (the “License”), in any market in the world (except at CMT’s Baytown facility).

Strategy and Plan of Operations

Our goal is to continue to grow our business of recycling used motor oil and other distressed hydrocarbon streams. Strategies to achieve this goal include (1) working to grow revenues in core businesses, (2) seeking to increase margins through developing additional processing capabilities, including but not limited to the thermal chemical extraction process at additional locations other than Baytown, Texas, (3) increasing market share through greenfield development or through acquisitions, and (4) continued pursuit of alternative energy project development opportunities, some of which were originally sourced by World Waste.

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

•
We intend to improve margins by applying new technologies, including but not limited to the re-refining of certain oil feedstock through the “thermal chemical extraction process” to existing and new feedstock streams. The first application of this technology at CMT’s Baytown, Texas facility came on-line during the third quarter of 2009.  We also plan to build additional facilities for various processes to implement proprietary company-owned, leased, or potentially acquired technologies to upgrade feedstock materials to create marine cutterstock, vacuum gas oil and other value-added energy products.  By moving from our historical role as a value-added logistics provider, to operating as an actual re-refiner ourselves, we plan to improve margins through the upgrading of used motor oil and transmix inventories into higher value end products, funding permitting, of which there can be no assurance.

•
We plan to seek to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets. For example, we may seek to use a combination of stock and cash to acquire or enter into joint ventures with various local used motor oil collectors and aggregators, technology providers, real estate partners and others. Such acquisitions and/or ventures, if successful, could add to revenues and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of our thermal chemical extraction technology.  This may include the greenfield development of collection assets, terminals, re-refining facilities and equipment and opportunistic mergers and acquisitions.

•
We will continue to evaluate and potentially pursue various alternative energy project development opportunities.  These opportunities may be a continuation of the projects sourced originally by World Waste and/or may include new projects initiated by us.

Recent Events

In September 2009, the Company entered into two agreements to purchase used oil feedstock from two separate third parties.  The agreements provide for the Company to purchase up to an aggregate of a minimum of approximately 750,000 gallons of used oil feedstock per month at purchase prices based on a discount to the “Platts Oilgram Price Report.”  The agreements continue until August 31, 2010 and March 31, 2011, and thereafter on a month to month basis unless terminated by the parties.

RESULTS OF OPERATIONS

Description of Material Financial Line Items:

Revenues

We generate revenues from two existing operating divisions as follows:

BLACK OIL - Revenues for our Black Oil division are comprised primarily of feedstock sales (used motor oil) which are purchased from a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market

REFINING AND MARKETING - The Refining and Marketing division generates revenues relating to the sales of finished products.  The Refining and Marketing division gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and then processed at a third-party facility under our direction. The end products are typically three distillate petroleum streams (gasoline blendstock, fuel oil cutterstock and marine cutterstock), which are sold to major oil companies or to large petroleum trading and blending companies. The end products are delivered by barge and truck to customers.  In addition the Refining and Marketing division gathers hydrocarbon streams in the form of recovered black oil which is then re-refined through our thermal chemical extraction process.  The finished product is then sold by barge as marine fuel cutterstock and a feedstock component for major refineries.

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

Our cost of revenues are affected by changes in various commodity indices, including crude oil, natural gas and #6 oil.  For example, if the price for crude oil increases, the cost of solvent additives used in the production of blended oil products, and fuel cost for transportation cost from third party providers will generally increase. Similarly, if the price of crude oil falls, these costs may also decline.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other employee-related benefits for executive, administrative, legal, financial and information technology personnel, as well as outsourced and professional services, rent, utilities, and related expenses at our headquarters, as well as certain taxes.

After deducting nonrecurring costs in connection with the Merger, we expect that we will incur higher general and administrative expenses, primarily related to our public-company reporting status.  These expenses are expected to include additional accounting and finance expenses, audit fees, legal fees and corporate governance expenses, exchange listing fees, transfer agent and stockholder-related fees, and increased premiums for director and officer liability insurance coverage. We anticipate that we will incur additional expenses in the range of approximately $800,000 to $1,200,000 annually above our normal historical general and administrative expenses as a result of our public company status.

Merger Related Expenses

In connection with the merger with World Waste Technologies, Inc. we incurred additional nonrecurring general and administrative expenses.  These expenses include legal, audit, stock compensation, and additional start-up compliance expenses that are nonrecurring and are a result of the merger.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Set forth below are our results of operations for the three months ended September 30, 2009, as compared to the same period in 2008; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Revenues	$12,035,430	$24,395,113	$(12,359,683)	(51%)

Cost of Revenues	10,342,956	22,451,862	12,108,906	54%

Gross Profit	1,692,474	1,943,251	(250,777)	(13%)

Total selling, general and administrative expenses	982,916	515,065	(467,851)	(91%)

Income from operations	709,558	1,428,186	(718,628)	(50%)
Net income	$709,558	$1,428,186	$(718,628)	(50%)

Each of our segments’ gross profit during these periods was as follows:

	Three Months Ended September 30,
Black Oil Segment	2009	2008	$ Change	% Change
Total revenue	$5,865,263	$14,203,117	$(8,337,854)	(59%)
Total cost of revenue	4,917,717	13,855,521	8,937,804	65%
Gross profit	$947,546	$347,596	$599,950	173%

Refining and Marketing Segment
Total revenue	$6,170,167	$10,191,996	$(4,021,829)	(39%)
Total cost of revenue	5,425,239	8,596,341	3,171,102	37%
Gross profit	$744,928	$1,595,655	$(850,727)	(53%)

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased 51% during the third quarter of 2009, compared to the same period in 2008, due to decreases in commodity pricing.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2009 decreased $32.09 per barrel from a three month average of $95.42 per barrel during the 2008 period to $63.33 per barrel during the 2009 period.  On average, prices we received for our products decreased 34% during the quarter resulting in a $12 million decrease in revenue.

Volume for our Black Oil division increased two percent for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, respectively.  Our volumes were impacted due to the loss of the Omega Refining, LLC (“Omega”) contract, however such losses were offset by volumes delivered to other third party re-refiners along with newly formed relationships in the #6 oil blending market.

In addition to our volume increase for the three months ended September 30, 2009 our per barrel margin increased approximately 178%.

Our Refining and Marketing division experienced a decrease in production of 32% for its marine cutterstock product for the three months ended September 30, 2009, compared to the same period in 2008, and commodity price decreases of approximately 45%. The decreased production was caused by a lower demand for our product.  The average posting (U.S. Gulfcoast No. 2 Waterborne) for the three months ended September 30, 2009 decreased $57.79 per barrel from a three month average of $129.85 per barrel during the 2008 period to $72.06 per barrel during the 2009 period.

Our Pygas production was very stable, during the three months ended September 30, 2009, compared to the same period in 2008; however, commodity prices decreased approximately 41% for our finished product for the three month period ended September 30, 2009, compared to the same period in 2008.

Our gasoline blendstock volumes increased eight percent during the three months ended September 30, 2009 as compared to the same period in 2008.  This variance was primarily caused by the timing of production and feedstock availability.  The overall decrease in revenues associated with our Refining and Marketing division was mainly due to decreases in market prices and small decreases in volumes.

Prevailing prices of certain commodity products significantly impacted our revenues and cash flows during 2008, as prices were extremely volatile. The following table sets forth the high and low spot prices during the first nine months of 2008 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$ 4.06	July 3	$ 2.39	January 23
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$ 4.75	September 11	$ 2.19	January 17
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$115.35	July 14	$ 63.05	February 6
NYMEX Crude oil (dollars per barrel)	$ 145.29	July 3	$ 87.14	February 6
Reported in Platt’s US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first nine months of 2009 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$ 1.90	August 10	$ 1.05	March 11
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$ 2.05	June 16	$ 1.05	January 7
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$69.80	August 19	$ 31.50	January 2
NYMEX Crude oil (dollars per barrel)	$ 74.37	August 24	$ 33.98	February 12
Reported in Platt’s US Marketscan (Gulf Coast)

We have seen steady increases in each of the benchmark commodities through September of 2009; however such values are significantly lower than the highs of 2008.  We expect to see continued volatility until the global economy, and more specifically the U.S. economy, stabilizes.  Declining commodity pricing, like we have recently experienced, typically results in a corresponding decrease in our revenues, gross profits, and net income.  As such, we have adjusted the way we price some of our products and the overall results of operations for the three month period ended September 30, 2009 was consistent with our projections and we believe this will help to mitigate some of our volatility experienced in prior periods.

Our margins are a function of the difference between what we are able to pay for raw materials and the market prices for the range of products produced.  The various petroleum products produced are typically a function of Crude Oil indices and are quoted on multiple exchanges such as the New York Mercantile Exchange (“NYMEX”).  These prices are determined by a global market and can be influenced by many factors, including but not limited to supply/demand, weather, politics, and global/regional inventory levels.  As such, we cannot provide any assurances regarding results of operations for any future periods, as numerous factors outside of our control affect the prices paid for raw materials and the prices (for the most part keyed to the NYMEX) that can be charged for such products.  Additionally, for the near term, results of operations will be subject to further uncertainty, as the global markets and exchanges, including the NYMEX, have recently experienced extreme volatility due to a tightening of the credit markets and an overall malaise in the financial investment market in general.

During the three months ended September 30, 2009, gross profit decreased 13% from the same period in 2008, primarily due to sharp declines in commodity pricing, and reduction in industrial demand associated with the current US recession.  Additionally we spent $810,000 on operating expenses related to the thermal chemical extraction process, which came on line during the third quarter of 2009.  Selling, general, and administrative expenses increased 91% for the three months ended September 30, 2009 compared to the same period in 2008.  This increase is primarily due to added expenditures incurred in connection with the regulatory compliance of being a publicly-traded company, some of which included legal expenses of approximately $75,000 specifically related to SEC filings, administrative and transitional costs.

We had net income of $709,558 for the three months ended September 30, 2009, compared to net income of $1,428,186 for the three months ended September 30, 2008, a decrease in net income of $718,628 or 50% from the prior year’s period.  The decrease in net income was due to a 51% decrease in revenues and the 91% increase in selling, general and administrative expenses, which was not sufficiently offset by the 54% decrease in cost of revenues.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Set forth below are our results of operations for the nine months ended September 30, 2009, as compared to the same period in 2008.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Revenues	$25,158,055	$56,862,645	$(31,704,590)	(56%)

Cost of Revenues	23,384,453	52,334,219	28,949,766	55%

Gross Profit	1,773,602	4,528,426	(2,754,824)	(61%)

Selling, general and administrative expenses(exclusive of merger related expenses)	2,143,222	1,360,263	(782,959)	(58%)

Merger related expenses	249,397	-	(249,397)	-

Total selling, general and administrative expenses	2,392,619	1,360,263	(1,032,356)	(76%)

Income (loss) from operations	(619,017)	3,168,163	(3,787,180)	(120%)
Net income	$(619,017)	$3,168,163	$(3,787,180)	(120%)

Each of our segments’ gross profit during these periods was as follows:

	Nine Months Ended September 30,
Black Oil Segment	2009	2008	$ Change	% Change
Total revenue	$15,105,363	$38,876,998	$(23,771,635)	(61%)
Total cost of revenue	13,811,077	37,365,754	23,554,677	63%
Gross profit	$1,294,286	$1,511,244	$(216,958)	(14%)

Refining and Marketing Segment
Total revenue	$10,052,692	$17,985,647	$(7,932,955)	(44%)
Total cost of revenue	9,573,376	14,968,465	5,395,089	36%
Gross profit	$479,316	$3,017,182	$(2,537,866)	(84%)

Revenues decreased 56% for the nine months ended September 30, 2009 as compared to the same period of 2008, primarily due to decreases in commodity pricing and production volumes.

Total volumes generated by our Black Oil division decreased 20% and average prices decreased approximately 38%. These decreases are a primary factor in our $32 million decrease in revenue during the nine month period ended September 30, 2009 as compared to the same period in 2008.   The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the nine months ended September 30, 2009 decreased $31.84 per barrel from a nine month average of $83.15 per barrel during the 2008 period to $51.31 per barrel during the 2009 period.  In addition to our volume decrease for the nine months ended September 30, 2009, our per barrel margin decreased approximately 7% compared to the nine months ended September 30, 2008.  During the first nine months of 2009, particularly during the first half of the year, we experienced a substantial slowdown in our sales due to the overall decline in industrial demand for products.  The decrease of revenues was also caused by the termination of the Omega contract in April, 2009.  However, we have subsequently increased volumes to other markets such as other third party re-refiners along with newly-formed relationships in the #6 oil blending market.

Our Refining and Marketing division also experienced significant decreases in production 43% for our marine cutterstock product. Our Pygas product experienced significantly increased volumes of 101% during the nine months ended September 30, 2009, compared to the same period in 2008.  Volumes for gasoline blendstock increased approximately 10% during the nine months ended September 30, 2009, compared to the same period in 2008.  Although overall volumes increased as compared to the same period in 2008, such increases did not offset the aforementioned decreases in commodity prices, which had a negative impact on gross profit associated with the Refining and Marketing division.

During the nine months ended September 30, 2009, gross profit decreased 61% from the same period in 2008.  Factors contributing to this decline, seen mostly during the first 6 months of 2009,  included sharp declines in commodity pricing, tightening of commodity markets, and declines in overall volume.  This was offset by various restructurings of our contracts to minimize market exposure, which restructurings were offset by increased cost of revenues; as approximately $147,750 was spent on terminal and infrastructure costs related to our thermal chemical extraction process, which came on line during the third quarter of 2009, which in turn attributed to the decline in overall gross profits.

Selling, general, and administrative and merger expenses increased 76% for the nine months ended September 30, 2009 compared to the same period in 2008, this increase is primarily due to expenditures incurred in connection with the merger with World Waste, along with additional costs related to compliance and administrative costs of being a publicly-traded company. We incurred approximately $249,397 of non-recurring expense related to the Merger during the nine months ended 2009, including  $60,000 of legal expenses, approximately $73,000 in accounting and Sarbanes Oxley compliance fees, and $116,169 in stock compensation expense.  We also incurred additional expenses during the nine months ended September 30, 2009 in connection with the hiring of new employees and executives along with other one time administrative costs to support our growing organization related to the Merger.

We had a net loss of $619,017 for the nine months ended September 30, 2009, compared to net income of $3,168,163 for the nine months ended September 30, 2008, a decrease in net income of $3,787,180 or 120% from the prior period, which decrease in net income was mainly due to the 61% decrease in gross profit and the 76% increase in selling, general and administrative and merger expenses.

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

We had total assets of $5,696,583 as of September 30, 2009, which consisted of total current assets of $3,986,006, consisting of cash and cash equivalents of $164,023, accounts receivable, net of $1,257,985, inventory of $2,338,881, a deposit of $55,000, prepaid expenses of $170,117, and long term assets consisting of fixed assets of $60,856, and a licensing agreement in the amount of $1,649,721, which represents the value of the Company’s licensing agreement for the use of the thermal chemical extraction technology.  As of September 30, 2009 an additional $249,721 of development investments were made to the thermal/chemical process technology and added to the original $1.4 million license.   The Company has fully paid CMT for the license for the thermal/chemical process as of the date of this filing.

We had total liabilities, representing solely current liabilities, of $4,831,766 as of September 30, 2009, which included accounts payable of $3,095,175, accounts payable – related parties of $358,434, and amounts due to related party of $1,378,157.

We had negative working capital of $845,760 as of September 30, 2009. Excluding current assets and current liabilities to related parties our working capital was $890,831 as of September 30, 2009.

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

As of September 30, 2009, there was no balance due on the Line of Credit, of which there was $2,176,855 available (based on the criteria described above).  As of September 30, 2009 we were out of compliance with certain covenants, as required by the Letter Agreement.  This was due in part to the additional expenditures and investments made in the thermal chemical extraction process resulting in us having non-conforming ratios with Regions bank.  We believe that as we begin selling our finished product from the thermal chemical extraction process we will be taking steps during the fourth quarter to comply with these ratios.  Regions has not provided us any notice of a default under the Letter Agreement, and as such we do not believe we are in default under the Letter Agreement; however we will be seeking a formal waiver from Regions of the covenant described above after the filing of this report, which we can provide no assurances will be granted.

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

We believe that cash from ongoing operations and our working capital facility will be sufficient to satisfy our existing cash requirements.   In order to implement our growth strategy, and pay our outstanding debts (as described above) we may need to secure additional financing in the future.

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

There is currently only a limited market for our common stock, and as such, we anticipate that such market will be illiquid, sporadic and subject to wide fluctuations in response to several factors moving forward, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues; and

(3)	the number of shares in our public float.

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  The total number of shares of common stock outstanding as of the date of this report was 8,254,256 shares, and approximately 6,600,000 of these shares are subject to  Lock-up Agreements.  The Lock-up Agreements provide that that until three years following the effective date of the Merger (the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer any shares of common stock such holders beneficially own, without the Company's prior written consent.  Notwithstanding the foregoing, the Lock-up Agreements provide that the holders may transfer (i) all or any portion of the shares subject to the Lock-up Agreements commencing on the date that the closing price of our common stock has averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period has averaged at least 7,500 shares; (ii) all or any portion of the shares as a bona fide gift or gifts, provided that the donee or donees thereof agree to be bound by the restrictions set forth in the Lock-up Agreement, (iii) all or any portion of the shares to any trust for the direct or indirect benefit of the holder or the immediate family of the holder, provided that the trustee of the trust agrees to be bound by the restrictions set forth in the Lock-up Agreement, and provided further that any such transfer shall not involve a disposition for value, and (iv) in any given three-month period commencing on the one-year anniversary of the effective date of the Merger, up to that number of shares equal to 5% of the total number of shares then beneficially owned by such holder.

As such, we currently have approximately 1,600,000 shares of common stock that are currently tradeable in our public float,  which are not subject to  the Lock - Up  Agreements.  Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and may not reflect the actual value of our common stock (and may reflect a lower value). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

Cash flows for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	2008

Beginning cash and cash equivalents	$17,616	$52,650

Net cash provided by (used in):
Operating activities	(39,249)	3,075,303
Investing activities	(1,965,331)	(7,251)
Financing activities	2,150,987	(1,321,459)

Net increase in cash and cash equivalents	146,407	1,746,593

Ending cash and cash equivalents	$164,023	$1,799,243

Operating activities used cash of $39,249 for the nine months ended September 30, 2009 as compared to being provided $3,075,303 of cash during the corresponding period in 2008.  The primary reason for this decrease is related to our operating loss of $619,017, our $1,024,266 decrease in accounts receivable, $1,757,910 decrease in inventory and $838,239 increase in accounts payable-related parties, offset by $3,756,006 of decrease in accounts payable.  Additionally, non-cash net income related to stock compensation provided $279,196 of liquidity.

Investing activities used cash of $1,965,331 for the nine months ended September 30, 2009 as compared to having only used $7,251 during the corresponding period in 2008.  Investing activities in 2009 are comprised primarily of $1,677,682 in cash payments related to the license of the thermal chemical extraction process and $221,843 in cash payments against a note paid to an entity controlled by Vertex LP, an entity which is majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.

Financing activities provided $2,150,987 during the nine months ended September 30, 2009 resulting from the net effect of transactions related to our recapitalization.

Recent Events

In November 2009, we paid approximately $550,000 to Vertex LP in connection with the $1.6 million of debt which the Company agreed to assume from Vertex LP and/or replace in connection with the Merger, of which $841,855 remained to be assumed/replaced following the payment.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired in excess of $20,000,000 of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. The Company has not yet determined the extent, if any, to which it may be able to utilize these carry-forwards. The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs.

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

Stock Based Compensation

The Company accounts for share-based expense and activity in accordance with FASB ASC Topic 718, which establishes accounting for equity instruments exchanged for services. Under this provision share-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the employee’s requisite service period, generally the vesting period of the equity grant.

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

Income Taxes

The Company accounts for income taxes in accordance with the FASB ASC Topic 740.  the Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible.  The company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

Recently Issued Accounting Pronouncements

Effective September 15, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.”  ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The FASB will now issue new standards in the form of Accounting Standard Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the conclusions on the changes in the Codification.  References made to FASB guidance have been updated for the Codification throughout this document.

Effective June 30, 2009, we adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events.

Effective April 1, 2009, we adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825-10-65, “Financial Instruments.”  The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition.

Effective January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities.  We adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities.  ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Our adoption of the standard had no impact on our consolidated financial results.

In June 2009, the FASB issued ASC Topic 810-10-15, “Consolidation-Variable Interest Entities,” or Topic 810-10-15.  Topic 810-10-15 improves financial reporting by enterprises involved with variable interest entities and provides more relevant and reliable information to users of financial statements.  Topic 810-10-15 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  We do not believe the future implementation of Topic 810-10-15 will have a material impact on our consolidated financial statements.

Market Risk

Our revenues and cost of revenues are affected by fluctuations in the value of energy related products.  We attempt to mitigate much of the risk associated with the volatility of relevant commodity prices by using our knowledge of the market to obtain feedstock at attractive costs, by efficiently managing the logistics associated with our products, by turning our inventory over quickly, and by selling our products into markets where we believe we can achieve the greatest value.  We believe that the current downward trend in natural gas prices coupled with increasing crude oil prices provides an attractive margin opportunity for our proposed thermal chemical extraction process.

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

Item 1A. Risk Factors

Other than the risk factor disclosed below, there have been no material changes from the risk factors previously disclosed in the registrant’s Report on Form 8-K/A, filed with the Commission on June 26, 2009, and investors are encouraged to review such risk factors and the risk factor provided below, prior to making an investment in the Company.

AN EVENT OF DEFAULT BY VERTEX LP, AND A FORECLOSURE OF VERTEX LP’S AND CMT’S ASSETS BY REGIONS BANK, WOULD MATERIALLY ADVERSELY EFFECT THE COMPANY’S OPERATIONS AND THE VALUE OF ITS SECURITIES.

Vertex LP, which is majority-owned and controlled by the Company’s Chief Executive Officer and Director, Benjamin P. Cowart, is a party to certain loan agreements, security agreements and related agreements with Regions Bank (“Regions”).  In August 2009, Vertex LP (and certain other entities controlled by and/or associated with Vertex LP, including but not limited to CMT) received notice from Regions that Regions believed it was in default of certain borrowing criteria set forth in the loan agreement between Vertex LP and Regions, and that Vertex LP had until October 1, 2009 at the latest, to remedy such alleged defaults.  Although Vertex LP is taking actions to remedy the defaults, they have not been remedied to date; however, Regions subsequently agreed to provide Vertex LP a 60 day extension, and as a result, Vertex LP has until December 1, 2009, to remedy its alleged defaults under the loan agreements or come to an understanding with Regions regarding such alleged defaults.  In the event that Vertex LP is unable to remedy its alleged defaults with Regions prior to December 1, 2009, Regions may declare the entire outstanding amount of the loan agreement in default and/or take action to enforce its security interests over substantially all of Vertex LP’s and CMT’s assets, including but not limited to the lease agreement pursuant to which CMT leases the land at the Terminal, and the assets and operations relating to the Company’s licensed thermal chemical extraction process. As a result, if Regions were to call Vertex LP’s debts in default and foreclose on Vertex LP’s assets, it may delay and/or prevent the Company from operating its thermal chemical extraction process (or potentially effect the license to use the technology), using the Terminal for its operations, and/or using any of the other services provided to the Company by Vertex LP’s affiliated companies.  Therefore, if Regions were to declare Vertex LP in default of its loan agreements, it could result in the value of the Company’s securities becoming devalued and/or worthless and potentially force the Company to curtail or abandon its business plan or operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective July 15, 2009, the Company’s Board of Directors approved the Company’s 2009 Stock Incentive Plan and the grant of an aggregate of 815,000 stock options to certain employees, Directors and officers of the Company.  The Company’s 2009 Stock Incentive Plan (the “Plan”), which is subject to shareholder approval within twelve (12) months of the adoption date of the Plan, allows the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel.

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

The Employee and Director Options were granted at an exercise price of $0.45 per share, which represented the mean between the highest and lowest quoted selling prices of the Company’s common stock on the grant date (July 15, 2009)(the “Mean Selling Price”).  The Cowart Options have an exercise price of $0.45, which represents greater than 110% of the Mean Selling Price, as required by the Plan, as Mr. Cowart is a greater than 10% shareholder of the Company.

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

In July 2009, Benjamin P. Cowart, our Chief Executive Officer, President and Chairman of the Board of Directors, and our largest shareholder, along with his wife, gifted an aggregate of 480,000 shares of common stock which they beneficially owned as community property to six of their family members (80,000 shares each), and such shares are subject to the lock-up agreement previously entered into with Mr. Cowart.

           In August 2009, Cagan Capital Private Equity Fund II, LLC, exercised warrants which it held to purchase 2,640 shares of our common stock at an exercise price of $0.10 per share (or $264 in aggregate), which funds were received by the Company, and which shares were subsequently issued to the warrant holder.

In October 2009, we entered into a consulting services agreement for investor relations services.  The twelve month agreement will expire on September 24, 2010.  Pursuant to the agreement, we agreed to issue the consultant 25,000 stock options to purchase shares of the Company’s common stock at an exercise price of $1.10 per share.  The options will expire on September 24, 2019.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuances, since the issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

In April 2009, the Company granted a total of 400,000 qualified and non-qualified stock options in connection with employment agreements entered into with its then newly appointed Chief Operating Officer, Matthew Lieb and its then newly appointed Executive Vice President of Business Development, John Pimentel. A total of 125,000 non-qualified stock options (100,000 to Mr. Pimentel and 25,000 to Mr. Lieb vested immediately and are exercisable for three years after termination of their employment).  The 275,000 qualified options (100,000 to Mr. Pimentel and 75,000 to Mr. Lieb) vest in equal portions quarterly over 4 years and are exercisable for 10 years or 90 days after the termination of employment.  These options were all granted at a strike price of $0.55 per share.

Mr. Pimentel’s employment and his employment agreement were terminated by the Company effective June 22, 2009, however, Mr. Pimentel continues to serve on the Board of Directors of the Company.  In connection with the termination of Mr. Pimentel’s employment, 100,000 of Mr. Pimentel’s options vested immediately to Mr. Pimentel and are exercisable for three years following his termination as Director of the Company. Additionally, the Board subsequently revised the treatment of a total of 100,000 of the remaining options from qualified to non-qualified options, which options continue to vest pursuant to the terms of such options, based on Mr. Pimentel’s service on the Board of Directors.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

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

VERTEX ENERGY, INC.

Date: November 16, 2009	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	By: /s/ Christopher Stratton
Christopher Stratton
Chief Financial Officer
(Principal Financial Officer)