Form 10-K
period 2009-12-31
Vertex Energy Inc.
filed 2010-03-30
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-53619

———————
VERTEX ENERGY, INC.
(Exact name of registrant as specified in its charter)
———————

NEVADA	94-3439569
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1331 GEMINI STREET, SUITE 250 HOUSTON, TEXAS	77058
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 866-660-8156

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
 Yes   ☐ No   ☒

The issuer's revenues for the most recent fiscal year ended December 31, 2009 were $38,703,847.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,253,779.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 8,254,256 shares of common stock issued and outstanding as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

Part I

Part II

Part III

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undo reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law.

Please see the “Glossary of Selected Terms” incorporated by reference hereto as Exhibit 99.6, for a list of abbreviations and definitions used throughout this report.

ITEM 1. Business

Corporate History of the Registrant:

Vertex Energy, Inc. (the “Company,” “we,” “us,” and “Vertex”) was formed as a Nevada corporation on May 14, 2008.  Pursuant to an Amended and Restated Agreement and Plan of Merger dated May 19, 2008, by and between Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership ("Vertex LP"), us, World Waste Technologies, Inc., a California corporation (“WWT” or “World Waste”), Vertex Merger Sub, LLC, a California limited liability company and our wholly-owned subsidiary ("Merger Subsidiary"), and Benjamin P. Cowart, our Chief Executive Officer, as agent for our shareholders (as amended from time to time, the “Merger Agreement”). Effective on April 16, 2009, World Waste merged with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation and becoming our wholly-owned subsidiary (the "Merger"). In connection with the Merger, (i) each outstanding share of World Waste common stock was cancelled and exchanged for 0.10 shares of our common stock; (ii) each outstanding share of World Waste Series A preferred stock was cancelled and exchanged for 0.4062 shares of our Series A preferred stock; and (iii) each outstanding share of World Waste Series B preferred stock was cancelled and exchanged for 11.651 shares of our Series A preferred stock.

Additionally, as a result of the Merger, as the successor entity of World Waste, we assumed World Waste’s filing obligations with the Securities and Exchange Commission and our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “VTNR.OB” effective May 4, 2009.  The previous trading symbol on the Over-The-Counter Bulletin Board was “WDWT.OB”.  Finally, as a result of the Merger, the common stock of World Waste was effectively reversed one for ten (10) as a result of the exchange ratios set forth in the Merger, and unless otherwise noted, the impact of such effective reverse stock split, created by the exchange ratio set forth above, is retroactively reflected throughout this report.

Description of Business Activities:

We provide a range of services designed to aggregate, process, and recycle industrial and commercial waste streams. We currently provide these services in 13 states, with our primary focus in the Gulf Coast Region of the United States.  Our primary focus is on the recycling of used motor oil and other distressed hydrocarbon streams. This is accomplished (1) through our Black Oil division, which aggregates used motor oil from third-party collectors and manages the delivery of this feedstock to third-party re-refining facilities, as well as fuel oil blenders, and burners of black oil, and (2) through our Refining and Marketing division, which aggregates hydrocarbon streams from collectors and generators and manages the delivery of the hydrocarbon products to a third-party facility for further processing, and then manages the sale of the end products. In addition, we are in the process of implementing a proprietary licensed thermal chemical extraction process that, through an operating and license agreement with a related party, will process used motor oil and convert it to higher value products such as marine fuel cutterstock and a feedstock component for major refineries.

Biomass Renewable Energy

We are continuing to work on joint development commercial projects which focus on the separation of municipal solid waste into feedstocks for energy production.  We are very selective in choosing opportunities that we believe will result in some value for the shareholders of Vertex.  We cannot assure that the ongoing venture will successfully bring any projects to a point of financing or successful construction and operation.

Reliance on Contracts and Relationships; Low Capital Intensive Business

We currently have no significant capital assets and instead contract on a fee-paid basis for the use of all assets we deem to be necessary to conduct our operations, from either independent third-parties or related-parties, pursuant to the Operating Agreement, described below, and other related party agreements described in greater detail in our Report on Form 8-K/A, filed with the Commission on June 26, 2009. These assets are made available to us at market rates which are periodically reviewed by the Related Party Transaction Committee of the Company’s Board of Directors. Our management has chosen to contract for the use of assets rather than purchase or build and own them in order to provide flexibility in the Company’s capital equipment requirements in the event there is a need for more or less capacity due to rapid growth or contraction in the future. We expect to continue to rely on contracts for access to assets going forward, to avoid the initial capital expenditures that would be required to build our own facilities.

We also have an agreement in place with KMTEX, pursuant to which KMTEX has agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX, into more valuable feedstocks, including pygas, gasoline blend stock and MDO/cutter stock, which agreement expires on June 30, 2010, but is subject to a three year extension upon the mutual agreement of both parties.  The agreement can be terminated upon sixty days prior written notice by either party at any time.  In connection with and pursuant to the agreement, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees.

The following summarizes the third party contracts and relationships relating to the Company:

Third Party
	KMTEX Refining Facility	Used Oil Supply Contracts

Services Performed:
Vertex gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, processed on Vertex’s behalf by a third-party facility pursuant to a toll-based arrangement, and then resold by Vertex.

Vertex purchases used oil (or “black oil”) from over 50 suppliers. These suppliers include small collectors who operate small fleets to collect used oil from garages and lube shops and larger collectors and aggregators who collect larger volumes and consider Vertex to be one of their potential off-take partners for a portion of their collected volumes. Much of this business is done at prices indexed to the spot market for No. 6 oil.

Ownership:	The refinery facility is owned by an independent third-party.
Vertex Recovery is one of the suppliers of used oil to Vertex. Vertex Recovery is 92.5% owned by Vertex LP, whose general partner is VTX, Inc. (“VTX”) (which is controlled by Benjamin Cowart, the Company’s Chief Executive Officer and Chairman). Approximately 15% of Vertex’s   incoming oil has historically been supplied by Vertex Recovery, and the remaining 85% is gathered through various used oil supply contracts with third-party vendors and spot market purchases.

The following summarizes the related-party contracts and relationships, as well as the risks if such contracts or relationships are terminated:

Related Party
	CrossRoad Carriers (“CRC”)	Vertex Recovery And Subsidiaries (“VR”)	Vertex Residual Management Group, LP (“VRM”)	Cedar Marine Terminal (“CMT”)

Services Performed:	CRC is a transportation company engaged in the transporting of petroleum fuels, bio fuels and chemicals.
VR is a generator solutions company for the proper recycling and management of petroleum products. VR receives petroleum products from various third parties and generally works as a broker for used petroleum products. VR is a “third party supplier” – a company that collects used petroleum products (“Feedstock”) from various generators and then resells such Feedstock. A “generator” is any person or entity whose activity or process produces used oil or whose activity first causes used oil to be subject to regulation (for example, an automotive service center that performs oil changes). Vertex is not currently a generator or a third party supplier, but is only a purchaser of Feedstock, through VR and/or through an alternative third party supplier.
VRM is an environmental consulting services company. VRM provides environmental compliance, residual management and regulatory oversight services (including permitting) to Vertex.
CMT is a marine terminal that is engaged in the storage and terminaling of petroleum fuels. CMT is contracted to store products for Vertex as well as for third parties.

CMT is the operator of our “thermal/chemical extraction technology” – a process infrastructure located at the Cedar Marine Terminal, operated and managed by CMT, consisting of multiple tanks, associated piping and proprietary design and engineering for the thermal/chemical extraction of used motor oil.

Ownership:
95.1% owned by Vertex LP and affiliated with Benjamin P. Cowart, Vertex’s Chairman and Chief Executive Officer, who serves as the general partner of CRC through VTX, Inc., an entity owned by Mr. Cowart.
	92.5% owned by Vertex LP, whose general partner is VTX.	69% owned by Vertex LP and controlled by Mr. Cowart through his ownership of VTX.	99% owned by Vertex LP and controlled by Mr. Cowart through his ownership of VTX

Existing Terms:
CRC provides transport services for Vertex as well as for various third parties.

Historically, approximately 25% of CRC’s revenue has been generated from Vertex LP, and an additional 10% from companies affiliated with Vertex LP. In addition, approximately 60% of the feedstock that comes into Vertex is transported by CRC, and 85-90% of Vertex’s trucking needs are fulfilled by CRC.

In connection with the Merger, Vertex LP and Vertex entered into a Services Agreement pursuant to which CRC agreed to continue to perform services for Vertex at market rates.

VR sells products to Vertex and/or acts as a broker in connection with sales. VR’s established business practice is for Vertex to have the first option to accept or not to accept any feedstock streams which VR becomes aware of at the current market price.

No written agreements or understandings currently exist between VR and Vertex other than the Services Agreement, described below.

Approximately 25-35% of Vertex’s total feedstock comes from VR.
VRM provides compliance services to Vertex pursuant to the terms of a Services Agreement, described below.
Vertex has a lease agreement with the Terminal.

CMT provides terminaling services to Vertex pursuant to a Services Agreement and Operating and Licensing Agreement.

Pursuant to the Operating and Licensing Agreement (described greater detail below), Vertex has the right to license the thermal/chemical extraction technology from CMT at a price equal to the documented net development costs of such technology. CMT operates the actual thermal/chemical extraction technology and Vertex pays an operations fee to CMT. Although it is currently anticipated that Vertex LP and Vertex will be the only entities using the thermal/chemical extraction technology, because the license will be non-exclusive, CMT may license the technology to other parties and/or sell the technology outright. CMT currently provides terminaling services to Vertex’s competitors and may increase the volume of such services in the future.

Additionally, Vertex shares in water treatment operations from CMT, which are supplied at cost plus 10%.

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

Operating and Licensing Agreement

In connection with the Merger and effective as of the effective date of the Merger, Cedar Marine Terminals, L.P., a subsidiary of Vertex LP (“CMT”) and us entered into an Operating and Licensing Agreement (the “Operating Agreement”).  CMT is controlled by Vertex LP, an entity which is majority owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  These related party transactions are discussed in detail in the Form 8-K/A filed on June 26, 2009. Pursuant to the Operating Agreement, CMT agreed to provide services to us in connection with the operation of the Terminal run by CMT, and the operations of and use of certain proprietary technology relating to the re-refining of certain oil feedstock referred to as our “thermal chemical extraction process” (“TCEP”), in connection with a Terminaling Agreement by and between CMT and Vertex LP.  Additionally, we have the right to use the first 33,000 monthly barrels of the capacity of the thermal chemical extraction process pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

The Operating Agreement has a term expiring on February 28, 2017, and can be terminated earlier based on provisions in the Operating Agreement.

In consideration for the services to be rendered pursuant to the Operating Agreement, we agreed to pay CMT its actual costs and expenses associated with providing such services, plus 10%, subject to a maximum price per gallon of $0.40, subject to CMT meeting certain minimum volume requirements as provided in the agreement. The maximum price to be paid per gallon is subject to change based on the mutual agreement of both parties and during the third quarter we agreed to pay CMT its actual costs and expenses (which have exceeded $0.40 per gallon) associated with providing such services, plus 10%, not withstanding the maximum price per gallon.  This decision was made in light of unanticipated per gallon costs greater than $0.40 per gallon incurred during the start-up phase of the plant.  As of the date of this filing we are continuing to operate under this structure.

Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of the thermal chemical extraction process (the “License” which we have fully paid for in the amount of $1,731,889), in any market in the world (except at CMT’s Baytown facility where it is non-exclusive).

Feedstock Agreements:

Vertex’s current operations are undertaken pursuant to two feedstock sale agreements and four feedstock purchase agreements.  One of the feedstock sale agreements was entered into in March 2009, for an initial term of 18 months, terminable by the buyer after the expiration of six months, subject to the terms of the agreement.  The agreement is also terminable by either party with thirty days notice of a material breach that is not cured.  The sale agreement requires that we provide between 8,000 and 22,000 barrels per calendar month of used oil product (“Recovery Oil”) during the term of the agreement; provides that the buyer shall have the right of first refusal to purchase additional Recovery Oil from us, which is procured within 300 miles of their current location; and provides that the buyer pay us a price per barrel equal to our direct costs, plus certain commissions based on the quality and quantity of the Recovery Oil we supply.

The second feedstock sale agreement requires us to provide between 800 and 2,500 barrels of Cutterstock per day to a separate buyer pursuant to a 24 month contract entered into in April 2009, and provides that the buyer pay us a price per gallon based on a premium to the market price of certain average weekly oil prices listed on the “Platts Oilgram Price Report”.

Vertex is also a party to three feedstock purchase agreements with separate third parties, pursuant to which such third parties have agreed to supply us with feedstock.  The first supply agreement, for the purchase of Pygas, is in effect until February 28, 2010, and continues thereafter in six month increments unless terminated 30 days prior to the renewal date by either party, and provides for us to purchase all Pygas which the seller produces in the normal course of business.  The second agreement entered into in September 2009, provides for us to purchase at least 567,000 gallons of feedstock per month for a period of 18 months beginning on October 1, 2009 and ending on March 31, 2011. The third agreement entered into in September 2009, provides for us to purchase up to 350,000 gallons of feedstock per month for the period from September 2009 to August 31, 2010. The purchase price per gallon for each agreement is based on a discount to the market price of certain average weekly oil prices listed on the “Platts Oilgram Price Report”.

On or around February 5, 2010, Vertex entered into an agreement with a third party to supply the third party with recovery oil feedstock (used oil).  We have not yet begun supplying feedstock under the agreement, which calls for commencement of deliveries on or before May 1, 2010. Pursuant to the terms of the agreement, we have agreed to supply up to 12,000 barrels of feedstock per month to the third party in consideration for payment to be made to the Company. We anticipate supplying feedstock pursuant to the terms of the agreement.  There are no penalties associated with these agreements.

Market

Vertex competes primarily in the used motor oil collection market, as well as in the markets for the refining and trading of petrochemical products. The used motor oil collection market is highly fragmented with more than an estimated 700 used oil collectors nationwide. Based on a U.S. Department of Energy study dated July 2006, the estimated volume of used motor oil recycled each year is 945 million gallons, of which it is estimated that 83% is burned and 17% is re-refined. Vertex believes that there is a significant opportunity to increase the percentage of used motor oil that is re-refined rather than burned. Vertex collected approximately 29 million gallons of used motor oil in 2007, which accounted for approximately 3% of the entire recycled volume and approximately 18% of the estimated 160 million gallons that are re-refined. This used motor oil is collected from garages, vehicle dealerships, quick lube change installations, and other commercial and industrial businesses. Market participants include used motor oil collectors, transporters/brokers, processors, re-refiners and used motor oil burners. Collected used motor oil is often recycled and subsequently burned by various users such as asphalt companies, paper mills and industrial facilities as an alternative to their base load natural gas or other liquefied fuels, to offset operational costs. The market size of the refining business in the Gulf Coast Region of the US (Vertex’s primary market) is estimated at 2.0 million barrels per year.

Competitive Business Conditions

The industrial waste and brokerage of petroleum products industries are highly competitive. There are numerous small to mid-size firms that are engaged in the collection, transportation, treatment and brokerage of virgin and used petroleum products. Competitors include, but are not limited to: Safety-Kleen, Rio Energy, Inc., and FCC Environmental (formerly Siemens Hydrocarbon Recovery Services). These competitors actively seek to purchase feedstock from local, regional and industrial collectors, refineries, pipelines and other sources. Competition for these feedstocks may result in increasing prices to obtain used motor oil and transmix feedstocks critical to the success of Vertex’s business model. In order to remain competitive, Vertex must control costs and maintain strong relationships with its feedstock suppliers. Vertex’s network of approximately 50 feedstock suppliers minimizes the reliance on any single supplier. A portion of the sales of the aggregated used motor oil product are based on supply contracts which include a range of prices which change based on feedstock quality specifications and volumes. This pricing structure helps to insulate Vertex from inventory risk by ensuring a spread between costs to acquire used motor oil feedstock and the revenues received for delivery of the feedstock. Vertex believes that price and service are the main competitive factors in the used motor oil collection industry. Vertex believes that its ability to accept large volumes of oil year round gives it an advantage over many of its competitors. Vertex also believes that its storage capacity and ability to process the streams of products that it receives and its ability to transport the end product through barge, rail and truck gives it an advantage over many of its competitors in the refining industry.

Although Mr. Cowart and other key employees of Vertex are prohibited from competing with Vertex while they are employed with Vertex and for six months thereafter, none of such individuals will be prohibited from competing with Vertex after such six month period ends. Additionally, none of Mr. Cowart’s affiliated companies, including Vertex LP, are prohibited from competing with Vertex.  Accordingly, any of these individuals or entities could be in a position to use industry experience gained while working with Vertex to compete with Vertex. Such competition could increase Vertex’s costs to obtain feedstocks, and increase its costs for contracting use of operating assets and services such as third party refining capacity, trucking services or terminal access. Furthermore, such competition could distract or confuse customers, reduce the value of Vertex’s intellectual property and trade secrets, or result in a reduction in the prices Vertex is able to obtain for its finished products. Any of the foregoing could reduce Vertex’s future revenues, earnings or growth prospects.

Suppliers/Customers

Vertex conducts business with approximately 50 feedstock suppliers from various business segments, including motor oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries and petrochemical manufacturing operations, as well as brokers. The Black Oil division historically aggregated, transported, and sold these feedstocks to one primary customer, Omega Refining, LLC (“Omega”), which represented a significant portion of Vertex’s revenues.  As a result of the termination of this agreement with Omega in fiscal year 2009, our results of operations were affected.  The Company has established arrangements with other customers of its products such as blenders and burners of Black Oil, as described above.

 With respect to its Refining and Marketing division, Vertex does not rely solely on its contracts, but also on a strong spot market to support the sale of its end products, which are commodities. Vertex has and expects to continue to maintain positive working relationships with its customers.

Seasonality

The industrial hydrocarbon recovery business is seasonal to the extent that it is dependent on streams from seasonal industries. For example, asphalt plants burn recycled waste oil in their process, placing pricing and supply availability constraints on the industry during the good weather construction and road building seasons. In Vertex’s current markets, road paving typically occurs from late spring to early fall. Therefore, it is somewhat easier to procure certain waste streams during winter months when competition for used motor oil feedstock has historically not been as strong.

Regulatory Environment

Vertex operates in a highly regulated and competitive environment that is subject to change, particularly in the area of environmental compliance. Its operations are regulated by federal, state, county and, in some jurisdictions, city regulations. Vertex’s compliance challenges arise from various legislative and regulatory bodies influenced by political, environmental, health and safety concerns.

For example, changes in federal regulations relating to the use of methyl tertiary butyl ether and new sulfur limits for product shipped on domestic pipelines resulted in tightened specifications of gasoline blendstock that Vertex was refining, causing a corresponding decrease in revenue and gross margin growth during 2006, as compared to prior years. This change in regulation, as well as other emission-related regulations, had a material impact on the entire petroleum industry, and Vertex adapted and managed its operations to finding materials better suited to comply with these regulations.

Vertex must also obtain and maintain a range of federal, state and local permits for its various logistical needs as well as its planned industrial processes.

Inflation and Commodity Price Risk

To date, Vertex’s business has not been significantly affected by inflation. Vertex purchases petroleum and distressed hydrocarbon products for consolidation and delivery, as well as for its own refining operations. By virtue of constant changes in the market value of petroleum products, Vertex is exposed to fluctuations in both revenues and expenses. Vertex does not currently engage in an active hedging program, as the inventory/finished product turnover occurs within approximately four to six weeks, thereby limiting the timeline of potential exposure. The purchase of Vertex’s used motor oil feedstock tends to track with natural gas pricing due to the market’s typical practice of substituting used motor oil and natural gas as a fuel source for various industrial processes. On the other hand, the prices of the products that may in the future be generated through the re-refining processes that Vertex hopes to develop are expected to track with market pricing for marine diesel and vacuum-gas oil. The recent rise in oil prices has increased the spread between the price of used motor oil, feedstock and re-refining end-products.

Vertex Strategy

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

•
We intend to improve margins by applying new technologies, including but not limited to the re-refining of certain oil feedstock through the “thermal chemical extraction process” to existing and new feedstock streams. The first application of this technology at CMT’s Baytown, Texas facility came on-line during the third quarter of 2009 and we have continued to enhance the facility and process.  We also plan to build additional facilities for various processes to implement proprietary company-owned, leased, or potentially acquired technologies to upgrade feedstock materials to create marine cutterstock, vacuum gas oil and other value-added energy products.  By moving from our historical role as a value-added logistics provider, to operating as an actual re-refiner ourselves, we plan to improve margins through the upgrading of used motor oil and transmix inventories into higher value end products, funding permitting, of which there can be no assurance.

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

Employees

Vertex has 12 full-time employees and 2 independent contractors.  We believe that our relations with our employees are good.

Patents, Trademarks, and Licenses

Pursuant to the Operating Agreement, Vertex has the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of TCEP in any market in the world (the “License”).

In addition, we have developed a website and have registered www.vertexenergy.com as our domain name.

ITEM 1A. Risk Factors

Benjamin P. Cowart, our Chief Executive Officer and Chairman, controls Vertex.

Benjamin P. Cowart, Vertex’s Chairman and Chief Executive Officer, beneficially owns a total of approximately 36% of the total outstanding shares of the Company’s capital stock, and holds the right to vote an additional 22% of the Company’s capital stock pursuant to voting agreements entered into with various shareholders of Vertex, which voting agreements provide him the right to elect four (4) of Vertex’s five (5) directors (with the fifth director being appointed by the shareholders of Vertex’s Series A Preferred Stock). The voting agreements remain in effect until April 16, 2012.  As such, subject to the resale terms and conditions of the voting agreements and the Lock-up Agreements (described below) which certain of Vertex’s shareholders signed, until April 12, 2012, Mr. Cowart will have the right, to appoint four (4) of Vertex’s five (5) directors, and therefore to exercise significant control over the Company, including making decisions with respect to issuing additional shares, entering into mergers, asset sales, and other fundamental transactions, and amending the terms of Vertex’s articles of incorporation.

Vertex owes a significant amount of money on behalf of Vertex LP in connection with certain transactions affected pursuant to and in connection with the Merger.

Pursuant to an Operating Agreement (described above) entered into between Vertex and Cedar Marine Terminals, L.P., a wholly-owned subsidiary of Vertex LP (“CMT”), in connection with the Merger, Vertex has the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with certain proprietary technology relating to the re-refining of certain oil feedstock referred to as our “Thermal/chemical extraction technology” in any market in the world (the “License”), provided that Vertex pays CMT the documented net development costs of the Thermal/chemical extraction technology, estimated to be $1.4 million (the “R&D Costs”), which have been paid in full to date.   Additionally, pursuant to the Asset Transfer Agreement (described above) and the terms of the Merger, Vertex was required to assume up to $1.6 million of indebtedness from Vertex LP, of which $0.9 million has been paid to date.  As such, Vertex is following a payment schedule agreed to by the Related Party Transaction Committee along with Vertex, LP which leaves approximately $0.7 million remaining, which we plan to pay in full by May 2010.

Moving forward, Vertex may need to raise additional funding to pay the expenses described above, and as such may need to seek additional debt or equity financing. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.

An event of default by Vertex LP, and a foreclosure of Vertex LP’s and CMT’s assets by Regions Bank, would materially adversely effect the Company’s operations and the value of its securities.

Vertex LP, which is majority-owned and controlled by the Company’s Chief Executive Officer and Director, Benjamin P. Cowart, is a party to certain loan agreements, security agreements and related agreements with Regions Bank (“Regions”).  In August 2009, Vertex LP (and certain other entities controlled by and/or associated with Vertex LP, including but not limited to CMT) received notice from Regions that Regions believed it was in default of certain borrowing criteria set forth in the loan agreement between Vertex LP and Regions, and that Vertex LP had until October 1, 2009 at the latest, to remedy such alleged defaults.  Although Vertex LP is taking actions to remedy the defaults, they have not been remedied to date; however, Regions subsequently agreed to provide Vertex LP a 6 month extension of the due date of the loans made by Regions, and as a result, Vertex LP has until May 28, 2010, to repay amounts owed under the loan agreements, and similarly, Vertex LP believes that it has additional time to come to an understanding with Regions regarding its defaults.  In the event that Vertex LP is unable to remedy its alleged defaults with Regions prior to May 28, 2010, Regions may declare the entire outstanding amount of the loan agreement in default and/or take action to enforce its security interests over substantially all of Vertex LP’s and CMT’s assets, including but not limited to the lease agreement pursuant to which CMT leases the land at the Terminal, and the assets and operations relating to the Company’s licensed thermal chemical extraction process. As a result, if Regions were to call Vertex LP’s debts in default and foreclose on Vertex LP’s assets, it may delay and/or prevent the Company from operating its thermal chemical extraction process (or potentially effect the license to use the technology), using the Terminal for its operations, and/or using any of the other services provided to the Company by Vertex LP’s affiliated companies.  Therefore, if Regions were to declare Vertex LP in default of its loan agreements, it could result in the value of the Company’s securities becoming devalued and/or worthless and potentially force the Company to curtail or abandon its business plan or operations.

Vertex has no significant long-term assets and needs to rely on its contracts and relationships with Vertex LP and its affiliates and certain third parties, which could affect Vertex’s ability to operate its business.

Vertex does not currently have any long-term assets, but instead its business is comprised of the rights to various contracts and arrangements. As such, moving forward, Vertex will need to rely on its relationships and agreements with Vertex LP and its affiliates, including with the following:

•	CrossRoad Carriers, for the transportation of Vertex’s feedstock of refined and re-refined petroleum products;

•	Cedar Marine Terminal LP, which will sublease terminal space to Vertex, and from which Vertex may purchase certain re-refining assets; and

•	Vertex Residual Management Group LP, which will perform environmental compliance and regulatory oversight for Vertex.

Although Vertex has a right of first refusal to purchase the entities (including the assets of such entities), there can be no assurance that Vertex will exercise such right.

In the event that any of the above-described relationships are terminated, Vertex may be forced to spend significant resources to identify and secure alternative sources to provide these services. There can be no assurance that Vertex will be able to locate such alternative sources on terms acceptable to it, or at all. As a result, Vertex may be unable to continue its operations in its current form, may be required to expend significant resources identifying alternative sources of services, and/or may be forced to expend significant resources to purchase and/or manufacture long-term assets, the construction of which assets may take a significant amount of time and capital to complete.

 Holders of shares of common stock will not have the right to vote for directors.

Due to Mr. Cowart’s beneficial ownership of 36% of Vertex’s common stock and voting agreements which are in place, which allow him to vote an additional 22% of Vertex’s common stock for 4 of the 5 Directors of Vertex, at least one of whom must be “independent” as defined by the New York Stock Exchange, Mr. Cowart will have the right to appoint 4 of our 5 Directors until April 16, 2012. The holders of Vertex’s Series A preferred stock are entitled to elect the remaining Vertex director. Accordingly, so long as the voting agreements remain in effect and the shares of Vertex Series A Preferred Stock remain outstanding, the minority holders of shares of Vertex’s common stock will not have the right to vote for the election of directors.

Benjamin P. Cowart, Vertex’s Chief Executive Officer and Chairman of the Board, owns and is involved in other businesses that have relationships and agreements with Vertex, including, but not limited to Vertex LP. These relationships may cause conflicts of interest with Vertex.

Benjamin P. Cowart, Vertex’s Chief Executive Officer and Chairman of the Board, also serves as the General Partner of and controls several other entities, including, but not limited to Vertex LP, through VTX, Inc. (collectively, the “Vertex Entities”), that have entered into transactions with, supplied feedstock for, and performed various business services for Vertex. These transactions and relationships include the following:

•      Cross Road Carriers transports some of Vertex’s feedstock and refined and re-refined petroleum products;

•      Vertex subleases terminal space from CMT and may purchase certain re-refining assets, and perform certain other services for, Cedar Marine Terminal pursuant to other agreements described herein;

•      Vertex Residual Management Group LP performs environmental compliance and regulatory oversight for Vertex; and

•      Vertex Recovery collects used oil feedstock and sells it to Vertex.

Vertex has (1) a right of first refusal to match any third-party offer to purchase any of the Vertex LP Entities on the terms and conditions set forth in such offer; and (2) the option, exercisable in Vertex’s sole discretion any time after the 18-month anniversary of the closing of the merger and so long as Mr. Cowart is employed by Vertex, to purchase all or any part of the outstanding stock of any of the Vertex LP Entities owned by Vertex LP or VTX, Inc., at a price based on an independent third-party valuation and appraisal of the fair market value of such Vertex LP Entity (the “Right of First Refusal”). Pursuant to the merger agreement, Vertex was required to form a committee of its board of directors (the “Related Party Transaction Committee”)  including at least two “independent directors” (defined as any individuals who do not beneficially own more than 5% of the outstanding voting shares of Vertex, are not employed by, or officers of, Vertex or any entity related to Mr. Cowart, are not directors or managers of any such company, are not family members of Mr. Cowart, and would qualify as “Independent Directors” as defined in the rules and regulations of the New York Stock Exchange). The Related Party Transaction Committee is charged with the review and pre-approval of any and all related party transactions, including between Vertex and Vertex LP, Mr. Cowart, or any other company or individual which may be affiliated with Mr. Cowart.

Notwithstanding the Right of First Refusal and the Related Party Transaction Committee, perceived or actual conflicts of interest may exist between Mr. Cowart and Vertex in connection with the Vertex Entities and/or any other entity which Mr. Cowart may be affiliated and/or control in the future. Furthermore, if any disagreement were to occur between Mr. Cowart and/or any Vertex Entity, Vertex may be forced to find alternative suppliers and contractors to supply the services or products then supplied by any of the Vertex Entities, which new arrangements may not be on as favorable terms to Vertex and/or Mr. Cowart may be forced to make a decision between remaining in control of any of the Vertex Entities and/or Vertex.  Such perceived or actual conflicts of interest may cause potential investors to not be willing to invest in Vertex, which could make it harder for Vertex to raise funds through the sale of debt and/or equity securities and/or cause Vertex’s securities to be devalued. As a result of these perceived and/or actual conflicts of interest, the value of Vertex’s securities may decrease in value and/or be valued less than similarly situated publicly-traded companies without such potential conflicts of interest.

Vertex has established preferred stock which can be designated by the Vertex Board of Directors without shareholder approval and has established Series A preferred stock and Series B preferred stock, which gives the holders a liquidation preference and the ability to convert such shares into Vertex’s common stock.

Vertex has 50,000,000 shares of preferred stock authorized which includes 5 million shares of designated Series A preferred stock of which approximately 4.7 million shares are issued and outstanding and 2,000,000 designated shares of Series B preferred stock, of which 100,000 shares are outstanding as of the date of this report.  The Vertex Series A preferred stock has a liquidation preference of $1.49 per share. As a result, if Vertex were to dissolve, liquidate or sell its assets, the holders of Vertex’s Series A preferred stock would have the right to receive up to the first approximately $7.0 million in proceeds from any such transaction. Additionally, the Series B preferred stock has a liquidation preference which is junior to the Series A preferred stock, senior securities and other security holders (other than the common stock shareholders) equal to the face value of such Series B preferred stock, $1.00 per share.  Consequently, holders of Vertex common stock may receive less consideration or no consideration in connection with such a transaction. Furthermore, the conversion of Series A preferred stock into common stock and/or conversion of Series B preferred stock into common stock may cause substantial dilution to Vertex’s common shareholders. Additionally, because Vertex’s board of directors is entitled to designate the powers and preferences of the preferred stock without a vote of its shareholders, Vertex’s shareholders will have no control over what designations and preferences Vertex’s future preferred stock, if any, will have.

Vertex’s shareholders may have difficulty selling their shares because such shares will likely be deemed “penny stock.”

Since the shares of Vertex’s common stock are not be listed on a national securities exchange, if the trading price of such shares is below $5.00 per share, trading in such shares will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in Vertex’s common stock, which could severely limit the market liquidity of such shares of common stock and the ability of such holders to sell their shares.

The market price of Vertex’s common stock may be adversely affected by market volatility.

The market price of Vertex’s common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	actual or anticipated variations in Vertex’s operating results;

•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by Vertex or its competitors;

•	announcements of new products or new contracts by Vertex or its competitors;

•	changes in financial estimates by securities analysts and whether Vertex’s earnings meet or exceed such estimates;

•	conditions and trends in the industries in which Vertex operates;

•	changing environmental standards;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the other risks described in this report.

RISKS RELATING TO VERTEX’S BUSINESS

Vertex’s contracts may not be renewed and its existing relationships may not continue, which could be exacerbated by the fact that a limited number of Vertex’s customers represented a significant portion of Vertex’s sales.

Vertex’s contracts and relationships in the black oil business include feedstock purchasing agreements with local waste oil collectors, an off-take arrangement with one re-refinery, along with a few key relationships in the bunkering, blending and No. 6 oil industry.  Because Vertex’s operations are extremely dependent on the black oil key bunkering, blending and No. 6 oil relationships as well as its third-party refining contracts, if we were to lose relationships there would be a material adverse effect on Vertex’s operations and results of operations. Additionally, if Vertex were to lose any of its current local waste oil collectors, Vertex could be required to spend additional resources locating and providing incentives for other waste oil collectors, which could cause Vertex’s expenses to increase and/or cause it to curtail or abandon its business plans.

This is exacerbated by the fact that five large companies with various independent divisions represented 26%, 17%, 14%, 14% and 13% of the Company’s gross sales and four of these companies represented 6%, 32%, 17% and 21% of outstanding trade receivables for the year ended December 31, 2009.  As a result, if the Company were to lose any of its largest revenue producing relationships, the Company may be forced to expend additional resources attempting to secure replacement relationships, which may not be on as favorable terms as its current relationships, if such relationships can be secured at all.

A significant portion of our historical revenues are a result of our agreement with KMTEX, which can be terminated by either party with sixty days prior notice.

We have an agreement in place with KMTEX, pursuant to which KMTEX has agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX into more valuable feedstocks, including pygas, gasoline blend stock and MDO/cutter stock, which agreement expires on June 30, 2010, but is subject to a three year extension upon the mutual agreement of both parties.  The agreement can be terminated upon sixty days prior written notice by either party at any time.  If KMTEX were to terminate and/or not agree to renew our agreement with it, we would be forced to spend resources attempting to locate another party which we could supply our feedstock which could take substantial time, if such alternative party is even available. If we are able to find another contracting party, the terms of the understanding or agreement with such contracting party may be on terms less favorable to us and/or may force us to transport our feedstock a greater distance.  As a result of the above, if we were to lose our agreement with KMTEX our expenses may increase, our results of operations may decrease and/or it may cause us to curtail or abandon our business plans, all of which would likely cause the value of our securities to decrease in value.

Vertex operates in competitive markets, and there can be no certainty that Vertex will maintain its current customers or attract new customers or that its operating margins will not be impacted by competition.

The industries in which Vertex operates are highly competitive. Vertex competes with numerous local and regional companies of varying sizes and financial resources in its refining and feedstock consolidation operations, and expects to compete with larger oil companies, with significantly greater resources than Vertex, in its planned oil re-refining operations. Vertex expects competition to intensify in the future. Furthermore, numerous well-established companies are focusing significant resources on providing refining and re-refining services that will compete with Vertex’s services. We cannot assure you that Vertex will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices Vertex charges for its products and services, will not arise. In the event that Vertex cannot effectively compete on a continuing basis, or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on Vertex’s business, results of operations and financial condition.

Disruptions in the supply of feedstock could have an adverse effect on Vertex’s business.

Vertex depends on the continuing availability of raw materials, including feedstock, to remain in production.  A serious disruption in supply of feedstock, or significant increases in the prices of feedstock, could significantly reduce the availability of raw materials at Vertex’s plant.  Additionally, increases in production costs could have a material adverse effect on its business, results of operations and financial condition.

For example, Vertex has previously experienced difficulty in obtaining feedstock from its suppliers who, because of the sharp downturn in the price of oil (used and otherwise) have seen their margins decrease substantially, which in some cases has made it uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to Vertex at the rates set forth in their contracts. Any similar decline in the price of oil and/or the economy in general could create a decrease in the supply of feedstock, prevent Vertex from maintaining its required levels of output and/or force Vertex to seek out additional suppliers of feedstock, who may charge more than its current suppliers, and therefore adversely affect its results of operations.

Vertex is subject to numerous environmental and other laws and regulations and, to the extent Vertex is found to be in violation of any such laws and regulations, Vertex’s business could be materially and adversely affected.

Vertex is subject to extensive federal, state, provincial and local laws and regulations relating to the protection of the environment which, among other things:

•	regulate the collection, transportation, handling, processing and disposal of hazardous and non-hazardous wastes;

•	impose liability on persons involved in generating, handling, processing, transporting or disposing hazardous materials;

•	impose joint and several liability for remediation and clean-up of environmental contamination; and

•	require financial assurance that funds will be available for the closure and post-closure care of sites where hazardous wastes are stored, processed or disposed.

The breadth and complexity of all of these laws and regulations affecting Vertex make consistent compliance extremely difficult and often result in increased operating and compliance costs, including requiring the implementation of new programs to promote compliance. Even with these programs, Vertex and other companies in the industry are routinely faced with legal and administrative proceedings which can result in civil and criminal penalties, interruption of business operations, fines or other sanctions and require expenditures. Under current law, Vertex may be held liable for damage caused by conditions that existed before it acquired its assets and/or before it took control of its leased properties or if it arranges for the transportation, disposal or treatment of hazardous substances that cause environmental contamination. In the future, Vertex may be subject to monetary fines, civil or criminal penalties, remediation, clean-up or stop orders, injunctions, orders to cease or suspend certain practices or denial of permits required to operate its facilities and conduct its operations. The outcome of any proceeding and associated costs and expenses could have a material adverse impact on Vertex’s operations and financial condition.

Environmental laws and regulations are subject to change and may become increasingly stringent or relaxed. Interpretation or enforcement of existing laws and regulations, or the adoption of new laws and regulations, may require Vertex to modify or curtail its operations or replace or upgrade its facilities or equipment at substantial costs which it may not be able to pass on to its customers. On the other hand, if new laws and regulations are less stringent, then Vertex’s customers or competitors may be able to compete with Vertex more effectively, without reliance on its services, which could decrease the need for its services and/or increase competition which could adversely affect its revenues and profitability, if any.

Vertex is required to obtain and maintain permits, licenses and approvals to conduct its operations in compliance with such laws and regulations. If Vertex is unable to maintain its currently held permits, licenses and approvals, it may not be able to continue certain of its operations. If it is unable to obtain any additional permits, licenses and approvals which may be required as Vertex expands its operations, it may be forced to curtail or abandon its current and/or future planned business operations.

Vertex could be subject to involuntary shutdowns or be required to pay significant monetary damages or remediation costs if it is found to be a responsible party for the improper handling or the release of hazardous substances.

As a company engaged in the sale, handling, transportation, storage, recycling and disposal of materials that are or may be classified as hazardous by federal, state, provincial or other regulatory agencies, Vertex faces risks of liability for environmental contamination. The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or “CERCLA” or Superfund, and similar state laws impose strict liability for clean-up costs on current or former owners and operators of facilities that release hazardous substances into the environment, as well as on the businesses that generate those substances or transport them. As a potentially responsible party, or “PRP,” Vertex may be liable under CERCLA for substantial investigation and cleanup costs even if it operates its business properly and complies with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if it were found to be a business with responsibility for a particular CERCLA site, Vertex could be required to pay the entire cost of the investigation and cleanup, even though it was not the party responsible for the release of the hazardous substance and even though other companies might also be liable. Even if Vertex is able to identify who the other responsible parties might be, it may not be able to compel them to contribute to the remediation costs, or they might be insolvent or unable to contribute due to lack of financial resources.

Vertex’s facilities and the facilities of its clients and third-party contractors may have generated, used, handled and/or disposed of hazardous substances and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations, which could result in future expenditures that cannot be currently quantified and which could materially reduce Vertex’s profits. In addition, new services or products offered by Vertex could expose it to further environmental liabilities for which it has no historical experience and cannot estimate its potential exposure to liabilities.

Vertex is dependent on third parties for the disposal of its waste streams.

Vertex does not own any waste disposal sites. As a result, it is dependent on third parties for the disposal of waste streams. To date, disposal vendors have met their requirements, but we cannot assure you that they will continue to do so. If for some reason Vertex’s current disposal vendors cannot perform up to standards, Vertex may be required to replace them. Although Vertex believes there are a number of potential replacement disposal vendors that could provide such services, it may incur additional costs and delays in identifying and qualifying such replacements. In addition, any mishandling of its waste streams by disposal vendors could expose Vertex to liability. Any failure by disposal vendors to properly collect, transport, handle or dispose of Vertex’s waste streams could expose it to liability, damage its reputation and generally have a material adverse effect on its business, financial condition or results of operations.

Worsening economic conditions and trends and downturns in the business cycles of the industries Vertex serves and which provide services to Vertex would impact its business and operating results.

A significant portion of Vertex’s customer base is comprised of companies in the chemical manufacturing and hydrocarbon recovery industries. The overall levels of demand for its products, refining operations, and future planned re-refined oil products, are driven by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S., as well as regional economic conditions. For example, many of Vertex’s principal consumers are themselves heavily dependent on general economic conditions, including the price of fuel and energy, availability of affordable credit and capital, employment levels, interest rates, consumer confidence and housing demand. These cyclical shifts in Vertex’s customers’ businesses may result in fluctuations in demand, volumes, pricing and operating margins for its services and products.

In addition to its customers, the suppliers of Vertex’s feedstock may also be affected by downturns in the economy and adverse changes in the price of feedstock. For example, Vertex has recently experienced difficulty obtaining feedstock from its suppliers who, because of the sharp downturn in the price of oil (used and otherwise) have seen their margins decrease substantially, which in some cases have made it uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to Vertex at the rates set forth in their contracts. Any similar decline in the price of oil and/or the economy in general could create a decrease in the supply of feedstock, prevent Vertex from maintaining its required levels of output and/or force Vertex to seek additional suppliers of feedstock, who may charge more than its current suppliers, and therefore adversely affect its results of operations.

Vertex’s operating margins and profitability may be negatively impacted by changes in fuel and energy costs.

Vertex transports its refined oil, and plans in the future to transport re-refined oil, with trucks and by rail. As a result, increases in shipping and transportation costs caused by increases in oil, gasoline and diesel prices have a significant impact on its operating expenses. The price and supply of oil and gas is unpredictable and fluctuates based on events beyond Vertex’s control, including geopolitical developments, supply and demand for oil and natural gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. A significant increase in transportation or fuel costs could lower Vertex’s operating margins and negatively impact its profitability.

Additionally, the price at which Vertex sells its refined oil and its re-refined oil is affected by changes in certain oil indexes. If the relevant oil index rises, Vertex anticipates being able to increase the prices for its refined and re-refined oil. If the relevant oil index declines, Vertex anticipates having to reduce prices for its refined and re-refined oil. However, the cost to collect used oil and refinery feedstock, including the amounts that must be paid to obtain used oil and feedstock, generally also increases or decreases when the relevant index increases or decreases. Even though the prices that can be charged for Vertex’s refined (and in the future, re-refined) products and the costs to collect, refine, and re-refine the feedstock generally increase and decrease together, Vertex cannot assure you that when the costs to collect, refine and re-refine used oil and petrochemical products increase, Vertex will be able to increase the prices it charges for its refined and re-refined products to cover such increased costs, or that the costs to collect, refine and re-refine used oil and petrochemical products will decline when the prices Vertex can charge for its products declines. If the prices Vertex charges for its finished products and the costs to collect, refine and re-refine products do not move together or in similar magnitudes, Vertex’s profitability may be materially and negatively impacted.

Expansion of Vertex’s business may result in unanticipated adverse consequences.

In the future, Vertex may seek to grow its business by investing in new or existing facilities or technologies, making acquisitions or entering into partnerships and joint ventures. Acquisitions, partnerships, joint ventures or investments may require significant managerial attention, which may divert management from its other activities and may impair the operation of Vertex’s existing businesses. Any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•	the failure to successfully integrate the acquired businesses or facilities or new technology into Vertex’s operations;

•	the inability to maintain key pre-acquisition business relationships;

•	loss of key personnel of the acquired business or facility;

•	exposure to unanticipated liabilities; and

•	the failure to realize efficiencies, synergies and cost savings.

As a result of these and other factors, including the general economic risk associated with the industries in which it operates, Vertex may not be able to realize the expected benefits from any future acquisitions, partnerships, joint ventures or other investments.

Vertex depends heavily on the services of its Chief Executive Officer and Chairman, Benjamin P. Cowart.

Vertex’s success depends heavily upon the personal efforts and abilities of Benjamin P. Cowart, its Chief Executive Officer and Chairman, who is employed by Vertex under a five-year employment contract. Vertex does not currently have any “key man” life insurance policy in place for Mr. Cowart. Mr. Cowart has numerous business relationships with entities separate from Vertex  which could take a significant portion of his time and/or could cause conflicts of interest with Vertex’s operations. The loss of Mr. Cowart or other key employees could have a material adverse effect on Vertex’s business, results of operations or financial condition. In addition, the absence of Mr. Cowart may force Vertex to seek a replacement who may have less experience or who may not understand Vertex’s business as well, or Vertex may not be able to find a suitable replacement.

Unanticipated problems or delays in building Vertex’s facilities to the proper specifications may harm its business and viability.

Vertex’s future growth will depend on its ability to timely and economically complete and operate its planned re-refining facility and operate its existing refining operations. If Vertex’s operations are disrupted or its economic integrity is threatened for unexpected reasons, its business may experience a substantial setback. Moreover, the occurrence of significant unforeseen conditions or events in connection with the construction of Vertex’s planned facility may require it to reexamine its business model. Any change to Vertex’s business model or management’s evaluation of the viability of its planned services may adversely affect its business. Construction costs for Vertex’s facility may also increase to a level that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, Vertex may not be able to secure their services or products on a timely basis or on acceptable financial terms. Vertex may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could prevent Vertex from commencing operations as expected at its planned re-refining facility.

Strategic relationships on which Vertex relies are subject to change.

Vertex’s ability to identify and enter into commercial arrangements with feedstock suppliers and refined and re-refined oil clients depends on developing and maintaining close working relationships with industry participants. Vertex’s success in this area also depends on its ability to select and evaluate suitable projects as well as to consummate transactions in a highly competitive environment. These factors are subject to change and may impair Vertex’s ability to grow.

Disruptions to infrastructure could materially and adversely affect Vertex’s business.

Vertex’s business depends on the continuing availability of railroad, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on Vertex’s business. Vertex relies on third parties to maintain the rail lines from their plants to the national rail network, and any failure by these third parties to maintain the lines could impede the delivery of products, impose additional costs and could have a material adverse effect on Vertex’s business, results of operations and financial condition. For example, recent damage to the Cedar Marine Terminal as a result of Hurricane Ike (which caused the terminal to temporarily be out of operation), resulted in increased costs associated with the shipping of feedstock through third party contractors, thereby raising the overall cost of the feedstock and lowering Vertex’s margins. Additional hurricanes or natural disasters in the future could cause similar damage to Vertex’s infrastructure, prevent Vertex from generating revenues while such infrastructure is undergoing repair (if repairable) and/or cause Vertex’s margins and therefore its results of operations to be adversely affected.

Vertex’s commercial success will depend in part on its ability to obtain and maintain protection of its intellectual property.

Vertex’s success will depend in part on its ability to maintain or obtain and enforce any future patent rights and/or other intellectual property protection for its technologies and to preserve its trade secrets, and to operate without infringing upon the proprietary rights of third parties. Vertex has not obtained patents (although patent applications for the Company’s licensed Thermo-Chemical Extraction Process are pending, which patent pending is owned by Vertex LP and/or its affiliates)  in the United States or internationally for its technology to date. We cannot assure you that if Vertex files patent applications for its technologies, such patents will be granted or that the scope of any claims granted in any patent will provide Vertex with proprietary protection or a competitive advantage. We cannot assure you that if granted, such patents will be valid or will afford Vertex with protection against competitors with similar technology. The failure to obtain or maintain patent or other intellectual property protection on the technologies underlying Vertex’s technologies may have a material adverse effect on its competitive position and business prospects. It is also possible that Vertex’s technologies may infringe on patents or other intellectual property rights owned by others. Vertex may have to alter its products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to it. We cannot assure you that a license will be available to Vertex, if at all, upon terms and conditions acceptable to it or that it will prevail in any intellectual property litigation. Intellectual property litigation is costly and time consuming, and we cannot assure you that Vertex will have sufficient resources to pursue such litigation. If Vertex does not obtain a license under such intellectual property rights, is found liable for infringement or is not able to have such patents declared invalid, Vertex may be liable for significant money damages and may encounter significant delays in bringing products to market.

Competition may impair Vertex’s success.

New technologies may be developed by others that could compete with Vertex’s refining and re-refining technologies. In addition, Vertex faces competition from other producers of oil substitutes and related products. Such competition is expected to be intense and could significantly drive down the price for Vertex’s products. Competition will likely increase as prices of energy in the commodities market, including refined and re-refined oil, rise. Additionally, new companies are constantly entering the market, thus increasing the competition even further. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and re-refining operations, and may have greater access to feedstock, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If Vertex is unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect its results of operation and financial condition and could also have a negative impact on its ability to obtain additional capital from investors.

Potential competition from Vertex’s existing employees and affiliated entities could negatively impact Vertex’s profitability.

Although Mr. Cowart and other employees of Vertex are prohibited from competing with Vertex while they are employed with Vertex and for six months thereafter, none of such individuals will be prohibited from competing with Vertex after such six month period ends. Additionally, none of Mr. Cowart’s affiliated companies, including Vertex LP, are prohibited from competing with Vertex Accordingly, any of these individuals or entities could be in a position to use industry experience gained while working with Vertex to compete with Vertex Such competition could increase Vertex’s costs to obtain feedstock, and increase its costs for contracting use of operating assets and services such as third party refining capacity, trucking services or terminal access. Furthermore, such competition could distract or confuse customers, reduce the value of Vertex’s intellectual property and trade secrets, or result in a reduction in the prices Vertex is able to obtain for its finished products. Any of the foregoing could reduce Vertex’s future revenues, earnings or growth prospects.

Competition due to advances in renewable fuels may lessen the demand for Vertex’s products and negatively impact its profitability.

Alternatives to petroleum-based products and production methods are continually under development. For example, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns, which if successful could lower the demand for Vertex’s services. If these non-petroleum based products and oil alternatives continue to expand and gain broad acceptance such that the overall demand for Vertex’s products is reduced, it may not be able to compete effectively in the marketplace.

Vertex will rely on new technology to conduct its business, including the Thermal Chemical Extraction Process, and its technology could become ineffective or obsolete.

Vertex will be required to continually enhance and update its technology to maintain its efficiency and to avoid obsolescence. Additionally, Vertex initially plans to rely on the License from CMT in connection with the Thermal/chemical extraction technology (the “Process”).  The Process is currently commercially unproven and may never work in a profitable manner, if at all.  Currently the Process is not producing at expected levels and not producing the quality of product we had originally planned to produce.  As a result, the total revenues generated by the process have been below our previous estimates.  The Process may be unable to produce the level or quality of product we originally hoped and as a result, our results of operations may be adversely affected and the value of our securities may decline in value.

Additionally, the costs moving forward of enhancing and updating our technology may be substantial and may be higher than the costs that we anticipated for technology maintenance and development. If Vertex is unable to maintain the efficiency of its technology, its ability to manage its business and to compete may be impaired. Even if Vertex is able to maintain technical effectiveness, its technology may not be the most efficient means of reaching its objectives, in which case it may incur higher operating costs than it would if its technology was more effective. The impact of technical shortcomings, including but not limited to the failure of the Process, could have a material adverse effect on Vertex’s prospects, business, financial condition, and results of operations.

Vertex’s business is subject to local, legal, political, and economic factors which are beyond its control.

Vertex believes that the current political environment for construction of its planned re-refining facility is sufficiently supportive to enable it to plan and implement its operations. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the re-refining industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in financial incentives, investment regulations, policies or a shift in political attitudes are beyond the control of Vertex and may adversely affect its business and future financial results.

Environmental risks and regulations may adversely affect Vertex’s business.

All phases of designing, constructing and operating Vertex’s refining and planned re-refining plant present environmental risks and hazards. Vertex is subject to environmental regulation implemented or imposed by a variety of federal, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with Vertex’s operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach could result in the imposition of fines and penalties, some of which could be material. Environmental legislation is evolving in a manner Vertex expects may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs. The presence or discharge of pollutants in or into the air, soil or water may give rise to liabilities to governments and third parties and may require Vertex to incur costs to remedy such presence or discharge. If Vertex is unable to remediate such conditions economically or obtain reimbursement or indemnification from third parties, its financial condition and results of operations could be adversely affected. Vertex cannot assure you that the application of environmental laws to its business will not cause it to limit its production, to significantly increase the costs of its operations and activities, to reduce the market for its products or to otherwise adversely affect its financial condition, results of operations or prospects.

Penalties Vertex may incur could impair its business.

Failure to comply with government regulations could subject Vertex to civil and criminal penalties and may negatively affect the value of its assets or its ability to conduct its business. Vertex may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require it to make substantial capital expenditures. Vertex could also be required to indemnify its employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against Vertex. These could result in a material adverse effect on Vertex’s prospects, business, financial condition and its results of operations.

If Vertex cannot maintain adequate insurance coverage, it will be unable to continue certain operations.

Vertex’s business exposes it to various risks, including claims for causing damage to property and injuries to persons that may involve allegations of negligence or professional errors or omissions in the performance of its services. Such claims could be substantial. Vertex believes that its insurance coverage is presently adequate and similar to, or greater than, the coverage maintained by other similarly situated companies in the industry. If Vertex is unable to obtain adequate or required insurance coverage in the future, or if such insurance is not available at affordable rates, Vertex could be in violation of its permit conditions and other requirements of the environmental laws, rules and regulations under which it operates. Such violations could render Vertex unable to continue certain of its operations. These events could result in an inability to operate certain assets and significantly impair its financial condition.

Increases in energy costs will affect Vertex’s operating results and financial condition.

Vertex’s production costs will be dependent on the costs of the energy sources used to run its facilities and to procure feedstock. These costs are subject to fluctuations and variations, and Vertex may not be able to predict or control these costs. If these costs exceed Vertex’s expectations, this may adversely affect its results of operations.

Vertex’s insurance policies do not cover all losses, costs or liabilities that it may experience.

Vertex maintains insurance coverage, but these policies do not cover all of its potential losses, costs or liabilities. Vertex could suffer losses for uninsurable or uninsured risks, or in amounts in excess of its existing insurance coverage, which would significantly affect its financial performance. Vertex’s insurance policies also have deductibles and self-retention limits that could expose it to significant financial expense. Vertex’s ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which it has no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on Vertex’s business, financial condition and results of operations. In addition, Vertex’s business requires that it maintain various types of insurance. If such insurance is not available or not available on economically acceptable terms, Vertex’s business would be materially and adversely affected.

If Vertex is unable to maintain a line of credit, it could have an adverse effect on Vertex’s business.

Our Line of Credit with Regions bank comes due on May 25, 2010 (as described in greater detail below).  Vertex relies heavily on the availability and utilization of this line of credit for its operations and for the purchase of inventory.  If Vertex is unable to renew or replace this facility it may be forced to curtail or abandon its current and/or future planned business operations.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Vertex sub-leases office space from Vertex LP at its current principal executive office located at 1331 Gemini St., Houston, Texas 77058. The office rent is approximately $6,629 per month for 3,250 square feet, and the facility lease expires in June 2012. Additionally, Vertex leases approximately 30,000 barrels in storage capacity for its Black Oil division at Cedar Marine Terminal, Texas. The monthly lease expense is $22,500 and the lease expires in March 2011.

ITEM 3. Legal Proceedings

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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Vertex’s security holders during the quarter ended December 31, 2009.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since May 4, 2009, under the symbol "VTNR.OB". Our common stock was traded on the OTC Bulletin Board over-the-counter market from August 24, 2004 until May 4, 2009 under the symbol "WDWT.OB” and prior to August 24, 2004 under the symbol “VPTI.OB”.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board, for the quarters presented. Prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.  Additionally, as a result of the Merger, the common stock of World Waste was effectively reversed one for ten (10) as a result of the exchange ratios set forth in the Merger, and the table below retroactively reflects the impact of such effective reverse stock split.

QUARTER ENDING	HIGH	LOW
FISCAL 2009
December 31, 2009	$2.10	$0.37
September 30, 2009	$2.25	$0.31
June 30, 2009	$1.25	$0.15
March 31, 2009	$0.18	$0.02

FISCAL 2008
December 31, 2008	$0.11	$0.01
September 30, 2008	$0.24	$0.10
June 30, 2008	$0.30	$0.14
March 31, 2008	$0.34	$0.14

HOLDERS

As of March 1, 2010, there were approximately 730 holders of record of our common stock, not including holders who hold their shares in street name.   As of March 1, 2010, there were 4,755,666 shares of our Series A Preferred Stock issued and outstanding and held by approximately 207 holders and 100,000 shares of our Series B Preferred Stock issued and outstanding held by one holder.

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

Description of Capital Stock

Common Stock

The total number of authorized shares of Vertex common stock is 750,000,000 shares, $0.001 par value per share.

Each share of Vertex common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by Vertex’s board of directors. No holder of any shares of Vertex common stock has a preemptive right to subscribe for any Vertex security, nor are any shares of Vertex common stock subject to redemption or convertible into other securities. Upon liquidation, dissolution or winding-up of Vertex, and after payment of creditors and preferred shareholders of Vertex, if any, the assets of Vertex will be divided pro rata on a share-for-share basis among the holders of Vertex common stock. Each share of Vertex common stock is entitled to one vote, except with respect to the election of directors. Shares of Vertex common stock do not possess any rights in respect of cumulative voting.

Preferred Stock

The total number of “blank check” authorized shares of Vertex preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of authorized shares of Vertex’s Series A Convertible Preferred Stock (“Vertex Series A Preferred”) is 5,000,000 and the total number of authorized shares of Vertex’s Series B Convertible Preferred Stock is 2,000,000 (“Vertex Series B Preferred”).

Vertex Series A Preferred

Holders of outstanding shares of Vertex Series A Preferred are entitled to receive dividends, when, as, and if declared by Vertex’s board of directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to the Vertex Series A Preferred until dividends in the same amount per share on the Vertex Series A preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of Vertex, each share of Vertex Series A Preferred is entitled to receive $1.49 prior to similar liquidation payments due on shares of Vertex common stock or any other class of securities junior to the Vertex Series A Preferred. Shares of Vertex Series A Preferred are not entitled to participate with the holders of Vertex common stock with respect to the distribution of any remaining assets of Vertex.

Each share of Vertex Series A Preferred is entitled to that number of votes equal to the number of whole shares of Vertex common stock into which it is convertible. Generally, holders of Vertex common stock and Vertex Series A Preferred vote together as a single class.

Shares of Vertex Series A Preferred automatically convert into shares of Vertex common stock on the earliest to occur of the following:

•	The affirmative vote or written consent of the holders of a majority of the then-outstanding shares of Vertex Series A Preferred;

•
If the closing market price of Vertex common stock averages at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 7,500 shares over such period;

•	If Vertex consummates an underwritten public offering of its securities at a price per share not less than $10.00 and for a total gross offering amount of at least $10 million; or

•	If a sale of Vertex occurs resulting in proceeds to the holders of Vertex Series A Preferred of a per share amount of at least $10.00.

•
Holders of Vertex Series A Preferred may not voluntarily convert their shares into Vertex common stock for at least one year following the issuance of the Vertex Series A Preferred. Thereafter, holders may convert their shares of Vertex Series A Preferred subject to the following conditions:

•
At any time following the one-year anniversary of the issuance of Vertex Series A Preferred, holders may convert only up to that number of shares such that, upon conversion, the aggregate beneficial ownership of Vertex common stock of any such holder does not exceed 4.99% of Vertex’s common stock then outstanding; and

•
Prior to the three-year anniversary of the issuance of Vertex Series A Preferred, no holder may, in any given three-month period, convert more than that number of shares of Vertex Series A Preferred that equals 5% of the total number of shares of Vertex Series A Preferred then beneficially owned by such holder.

Each share of Vertex Series A Preferred converts into one share of Vertex common stock, subject to adjustment.

Special Voting Rights

The holder of each share of Vertex Series A Preferred is entitled to that number of votes equal to the number of whole shares of Vertex common stock into which such holder’s shares are convertible. In general, holders of Vertex common stock and Vertex Series A Preferred vote together as a single class. However, so long as at least 50% of the shares of the Vertex Series A Preferred originally issued in the merger remain outstanding, holders of Vertex Series A Preferred are entitled to elect one member of Vertex’s five-person board of directors. Any director elected by holders of shares of Vertex Series A Preferred may be removed during such director’s term of office, either with or without cause, only by the affirmative vote of at least 66-2/3% of the then outstanding shares of Vertex Series A Preferred.

Vertex Series B Preferred Stock

On January 13, 2010, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Company’s Series B Convertible Preferred Stock (the “Vertex Series B Preferred Stock”), which was filed with the Secretary of State of Nevada on or around January 14, 2010 (the “Designation”).  The Designation provides for 2,000,000 shares of Vertex Series B Preferred Stock which have the following rights, preferences and limitations (which rights, preferences and limitations are qualified in all respects by the terms and conditions of the actual Designation as filed with the Secretary of State of Nevada):

•
The Vertex Series B Preferred Stock accrues a dividend of 12% per annum, payable quarterly in arrears (beginning on the first full quarter after the issuance date of such Vertex Series B Preferred Stock), based on a face value of $1.00 per share;

•
The Vertex Series B Preferred Stock includes a liquidation preference which is junior to the Company’s previously outstanding shares of preferred stock, senior securities and other security holders as provided in further detail in the Designation;

•
The Vertex Series B Preferred Stock is convertible into shares of the Company’s common stock on a one for one basis at a conversion price of $1.00 per share, provided that the Vertex Series B Preferred Stock automatically converts into shares of the Company’s common stock on a one for one basis if the Company’s common stock trades above $2.00 per share for a period of 10 consecutive trading days;

•	The Vertex Series B Preferred Stock has no voting rights (other than on matters concerning the Vertex Series B Preferred Stock as further described in the Designation); and

•
The Company is obligated to redeem any unconverted shares of Vertex Series B Preferred Stock in cash at $1.00 per share on the third anniversary date of the original issuance date of each share of Vertex Series B Preferred Stock.

Lock-Up Agreements

The Vertex shares issued to certain insiders, founders and early owners of World Waste are subject to a contractual lock-up voluntarily entered into by such holders in connection with the Merger (the “Lock-up Agreements”).  The Lock-up Agreements provide that until three years following the effective date of the Merger (the “Lock-Up Period”), such shareholders cannot sell, assign, pledge or otherwise transfer any shares of Vertex common stock such holders beneficially own, without Vertex’s prior written consent.  Notwithstanding the foregoing, the Lock-up Agreements provide that the holders may transfer (i) all or any portion of the shares subject to the Lock-up Agreements commencing on the date that the closing price of Vertex’s common stock has averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period has averaged at least 7,500 shares; (ii) all or any portion of the shares as a bona fide gift or gifts, provided that the donee or donees thereof agree to be bound by the restrictions set forth in the Lock-up Agreement, (iii) all or any portion of the shares to any trust for the direct or indirect benefit of the holder or the immediate family of the holder, provided that the trustee of the trust agrees to be bound by the restrictions set forth in the Lock-up Agreement, and provided further that any such transfer shall not involve a disposition for value, and (iv) in any given three-month period commencing on the one-year anniversary of the effective date of the Merger, up to that number of shares equal to 5% of the total number of shares then beneficially owned by such holder.

Options and Warrants

Vertex assumed warrants to purchase approximately 94,084 shares of its common stock, each at a nominal exercise price and warrants to purchase an aggregate of 542,916 shares of common stock with exercise prices ranging from between $10.00 and $27.50 per share and options to purchase 659,300 shares of common stock with exercise prices ranging from between $1.55 to $37.00 per share in connection with the Merger.  Vertex also granted warrants to purchase an aggregate of 774,478 shares of Vertex’s common stock to the partners of Vertex LP, which warrants had various exercise prices ranging from $1.55 to $37.00 per share, and had various expiration dates from between April 28, 2010 and February 26, 2018, and which warrants represented 40% of the total outstanding warrants and options of World Waste (not taking into account the warrants with a nominal exercise price, as described above) on the effective date of the Merger.

Vertex has also granted an aggregate of 1,681,500 options (of which 50,000 have expired unexercised) with exercise prices between $0.45 and $1.20 per share, all of which are held by Vertex’s employees, directors, and consultants and an aggregate of 30,000 options which are held by consultants of the Company.

Finally, Vertex granted warrants to purchase 100,000 shares of Vertex’s common stock at an exercise price of $2.00 per share, to a purchaser of the Company’s Units (as described below) in February 2010.

EQUITY COMPENSATION PLAN INFORMATION

Effective May 16, 2008, the Company’s Board of Directors approved the Company’s 2008 Stock Incentive Plan, which was subsequently approved by the majority shareholders of the Company on December 3, 2008, which allows the Board of Directors to grant up to an aggregate of 600,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel (the “2008 Plan”).

Effective July 15, 2009, the Company’s Board of Directors approved the Company’s 2009 Stock Incentive Plan, which is subject to shareholder approval within twelve (12) months of the adoption date of the plan, and allows the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel (the “2009 Plan” and collectively with the 2008 Plan, the “Plans”).

The following table provides information as of December 31, 2009 regarding the Plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	645,200	$21.70	143,500
Equity compensation plans not approved by the security holders	1,675,600	$11.89	370,000
Total	2,320,800		513,500

Recent Sales of Unregistered Securities

In October 2009, we entered into a consulting services agreement for investor relations services.  The twelve month agreement will expire on September 24, 2010.  Pursuant to the agreement, we agreed to grant the consultant stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.10 per share, which options vest at the rate of 6,250 options on each of the four following vesting dates, December 24, 2009, March 24, 2010, June 24, 2010 and September 24, 2010.  The options will expire on September 24, 2019 pursuant to their terms.

In December 2009, we entered into a consulting and advisory services agreement for investor and shareholder communications.  The twelve month agreement will expire on December 8, 2010.  Pursuant to the agreement, we agreed to compensate the consultant $6,000 per month and grant stock options to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.95 per share.  The options will vest on a 4 year schedule beginning in December 2009, with 1,667 options vesting on December 9, 2010, and the remaining options vesting at the rate of 1/24 of such options per month beginning on January 9, 2011, and continuing for the following 24 months.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above grants, since the grants did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

In January 2010, the Company began a private placement offering to accredited investors only of up to 2,000,000 units (the “Offering”), each consisting of (a) one share of Series B Preferred Stock; and (b) one three year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share (each a “Unit”).  We also agreed to grant investors in the offering piggy-back registration rights in connection with the shares of common stock issuable in connection with the conversion of the Series B Preferred Stock and the shares of common stock underlying the exercise of the warrants sold in the Offering.

In February 2010, the Company sold 100,000 Units to one investor and raised $100,000 in connection with the Offering.   The Company claims an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended, as the subscriber was an accredited investor and made certain representations and warranties to the Company in the Subscription Agreement evidencing the purchase.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Description of Material Financial Line Items:

Revenues

We generate revenues from two existing operating divisions as follows:

BLACK OIL - Revenues for our Black Oil division are comprised primarily of feedstock sales (used motor oil) which are purchased from a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market.

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

REFINING AND MARKETING - The Refining and Marketing division incurs cost of revenues relating to the purchase of feedstock, purchasing and receiving costs, and inspection and processing of the feedstock into gasoline blendstock and marine cutterstock by a third party. Cost of revenues also includes brokers fees, inspection and transportation costs.

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

Merger Related Expenses

In connection with the merger with World Waste we incurred additional nonrecurring general and administrative expenses.  These expenses include legal, audit, stock compensation, and additional start-up compliance expenses that are nonrecurring and are a result of the merger.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2008

Set forth below are our results of operations for the year ended December 31, 2009, as compared to the same period in 2008; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Twelve Months Ended December 31,
	2009	2008	$ Change	% Change
Revenues	$38,703,847	$65,213,294	$(26,509,447)	(41)%

Cost of Revenues	35,974,295	63,333,141	27,358,846	43%

Gross Profit	2,729,552	1,880,153	849,399	45%

Selling, general and administrative expenses(exclusive of merger related expenses)	3,089,539	2,248,443	(841,096)	(37)%

Merger related expenses	249,397	-	(249,397)

Total selling, general and administrative expenses	3,338,936	2,248,443	(1,090,493)	(48)%

Income (loss) from operations	(609,384)	(368,290)	(241,094)	(65)%
Net income	$(609,384)	$(368,290)	$(241,094)	(65)%

Each of our segments’ gross profit during these periods was as follows:

	Twelve Months Ended December 31,
Black Oil Segment	2009	2008	$ Change	% Change
Total revenue	$22,197,711	$45,149,632	$(22,951,921)	(51)%
Total cost of revenue	20,338,112	43,275,370	22,937,258	53%
Gross profit	$1,859,599	$1,874,262	$(14,663)	(2)%

Refining and Marketing Segment
Total revenue	$16,506,136	$20,063,662	$(3,557,526)	(18)%
Total cost of revenue	15,636,183	20,057,771	4,421,588	22%
Gross profit	$869,953	$5,891	$864,062	14,667%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased 41% for the year ended December 31, 2009, compared to the year ended December 31, 2008, due to decreases in commodity pricing.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for 2009 decreased $16.59 per barrel from a 2008 average of $72.35 per barrel to $55.76 per barrel during the 2009 period.  On average, prices we received for our products decreased 41% for the year ended December 31, 2009, compared to the year ended December 31, 2008, resulting in a $27 million decrease in revenue.

Volume for our Black Oil division decreased ten percent during 2009, compared to 2008, respectively.  Our volumes were impacted somewhat due to the loss of the Omega Refining, LLC (“Omega”) contract, however such losses were offset by volumes delivered to other third party re-refiners along with newly formed relationships in the #6 oil blending market.  We have continued to supply feedstock to Omega on a spot-basis.

Although volume decreased during 2009, compared to 2008, our per barrel margin increased approximately 28% for 2009, compared to 2008.

Our Refining and Marketing division experienced an increase in production of 10% for its marine cutterstock product for the year ended December 31, 2009, compared to the same period in 2008, and commodity price decreases of approximately 41% over the same period.  The average posting (U.S. Gulfcoast No. 2 Waterborne) during 2009 decreased $46.30 per barrel from $114.18 per barrel for 2008 to $67.87 per barrel for 2009.

Our Pygas production increased 66% for the year ended December 31, 2009, compared to the same period in 2008; however, commodity prices decreased approximately 35% for our finished product for 2009, compared to the same period in 2008.

Our gasoline blendstock volumes increased ten percent for the year ended December 31, 2009 as compared to the same period in 2008.

The overall decrease in revenues associated with our Refining and Marketing division was mainly due to decreases in market prices.

Prevailing prices of certain commodity products significantly impacted our revenues and cash flows during 2009, as noted above the revenue variances from fiscal 2008 to 2009 were largely due to the changes in commodity pricing between the two periods as detailed below.

The following table sets forth the high and low spot prices during 2008 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$ 4.06	July 3	$ 1.16	December 24
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$ 4.75	September 11	$ .78	December 24
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$115.35	July 14	$ 24.65	December 24
NYMEX Crude oil (dollars per barrel)	$ 145.29	July 3	$ 33.87	December 24
Reported in Platt’s US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during 2009 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$ 2.07	December 29	$ 1.05	March 11
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$ 2.05	June 16	$ 1.05	January 7
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$75.55	November 4	$ 37.50	January 2
NYMEX Crude oil (dollars per barrel)	$ 81.19	October 22	$ 33.98	February 12
Reported in Platt’s US Marketscan (Gulf Coast)

We have seen steady increases in each of the benchmark commodities through December 2009; however such values are significantly lower than the highs of 2008.  We expect to see continued volatility until the global economy, and more specifically the U.S. economy, stabilizes.  Declining commodity pricing, typically results in a corresponding decrease in our revenues, gross profits, and net income.  As such, we have adjusted the way we price some of our products and the overall results of operations for the year ended 2009 was consistent with our projections and we believe this will help to mitigate some of our volatility experienced in prior periods.

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

Gross profit increased 45% from $1,880,153 for the twelve months ended 2008 to $2,729,552 for the twelve months ended 2009, primarily due to increased volumes, an inventory write down of $852,678 in 2008, more stabilized commodity pricing, and adjustments in our contracts which further reduce our market exposure.

Selling, general, and administrative expenses increased 37% or $841,096 for the twelve months ended 2009 to $3,089,539 compared to $2,248,443 for the same period in 2008.  This increase is primarily due to added expenditures incurred in connection with the regulatory compliance of being a publicly-traded company, some of which included legal expenses of approximately $75,000 specifically related to SEC filings, administrative and transitional costs.

We had a net loss of $609,384 for the twelve months ended December 31, 2009, compared to a net loss of $368,290 for the twelve months ended December 31, 2008, an increase in net loss of $241,094 or 65% from the prior year’s period.  The increase in net loss was largely due to a 37% increase in selling, general, and administrative expenses, offset by the 45% increase in gross profit for the year ended December 31, 2009, compared to the year ended December 31, 2008.

Liquidity and Capital Resources

The success of our current business operations is not dependent on extensive capital expenditures, but rather on relationships with feedstock suppliers and end-product customers, and on efficient management of overhead costs.  Through these relationships, we are able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations.  The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

We had total assets of $7,547,987 as of December 31, 2009, which consisted of total current assets of $5,796,983 consisting of cash and cash equivalents of $514,136, accounts receivable, net of $2,188,423, inventory of $2,978,883, prepaid expenses of $115,541, and long term assets consisting of fixed assets of $75,807, and a licensing agreement in the amount of $1,675,197, which represents the value of the Company’s licensing agreement for the use of the thermal chemical extraction technology.  As of December 31, 2009, an additional $275,197 of development investments were made to the thermal/chemical process technology and added to the original $1.4 million license.   The Company has fully paid CMT for the license for the thermal/chemical process as of the date of this filing.

We had total liabilities, representing solely current liabilities, of $6,422,144 as of December 31, 2009, which included accounts payable of $5,052,558, accounts payable – related parties of $527,731, and amounts due to related party of $841,855.

We had negative working capital of $625,161 as of December 31, 2009. Excluding current assets and current liabilities to related parties our working capital was $744,425 as of December 31, 2009.

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

As of December 31, 2009, there was no balance due on the Line of Credit, of which there was $3,159,065 available (based on the criteria described above); however, as of December 31, 2009 we were out of compliance with certain covenants, as required by the Letter Agreement.  This was due in part to the additional expenditures and investments made in the thermal chemical extraction process resulting in us having non-conforming ratios with Regions bank.  We believe that as we continue to sell our finished product from the thermal chemical extraction process we will be taking steps during the first quarter of 2010 to comply with these ratios.  Regions has not provided us any notice of a default under the Letter Agreement; however we will be seeking a formal waiver from Regions of the covenant described above after the filing of this report, which we can provide no assurances will be granted.

Our development stage re-refining business will require significant capital to design and construct additional facilities other than the existing facility in Baytown, Texas owned by CMT.  Vertex LP currently has one such facility under development in Baytown, Texas, which we have the right to use pursuant to an Operating Agreement with CMT described above. We currently estimate that the cost to construct a new, fully functional full-scale commercial process at another location would be approximately $2.5 to $5.0 million, based on throughput capacity.  The facility infrastructure would be an additional capitalized expenditure to these proposed process costs and would depend on the location and site specifics of the facility.

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

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  The total number of shares of common stock outstanding as of the date of this report was 8,254,256 shares, and approximately 6,600,000 of these shares are subject to Lock-up Agreements.  The Lock-up Agreements provide that until three years following the effective date of the Merger (the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer any shares of common stock such holders beneficially own, without the Company's prior written consent.  Notwithstanding the foregoing, the Lock-up Agreements provide that the holders may transfer (i) all or any portion of the shares subject to the Lock-up Agreements commencing on the date that the closing price of our common stock has averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period has averaged at least 7,500 shares; (ii) all or any portion of the shares as a bona fide gift or gifts, provided that the donee or donees thereof agree to be bound by the restrictions set forth in the Lock-up Agreement, (iii) all or any portion of the shares to any trust for the direct or indirect benefit of the holder or the immediate family of the holder, provided that the trustee of the trust agrees to be bound by the restrictions set forth in the Lock-up Agreement, and provided further that any such transfer shall not involve a disposition for value, and (iv) in any given three-month period commencing on the one-year anniversary of the effective date of the Merger, up to that number of shares equal to 5% of the total number of shares then beneficially owned by such holder.

As such, and after taking into account shares of our common stock held by affiliates of the Company, we currently have approximately 1,400,000 shares of common stock that are currently tradeable in our public float, which are not subject to  the Lock-Up Agreements.  Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and may not reflect the actual value of our common stock (and may reflect a lower value). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

Cash flows for the fiscal year ended December 31, 2009 compared to the same period ended December 31, 2008:

	Twelve Months Ended December 31,
	2009	2008

Beginning cash and cash equivalents	$17,616	$52,650

Net cash provided by (used in):
Operating activities	713,681	920,237
Investing activities	(1,816,003)	(11,022)
Financing activities	1,598,842	(944,249)

Net increase in cash and cash equivalents	496,520	(35,034)

Ending cash and cash equivalents	$514,136	$17,616

Operating activities provided cash of $713,681 for the twelve months ended December 31, 2009 as compared to being provided $920,237 of cash during the corresponding period in 2008.  The primary reason for this decrease is related to our operating loss of $609,384, our $1,954,704 decrease in accounts receivable, $2,397,911 decrease in inventory and $668,942 decrease in accounts payable-related parties, offset by $5,713,388 of increase in accounts payable.  Additionally, non-cash net income related to stock compensation provided $324,589 of liquidity.

Investing activities used cash of $1,816,003 for the twelve months ended December 31, 2009 as compared to having only used $11,022 during the corresponding period in 2008.  Investing activities in 2009 are comprised primarily of $1,731,889 in cash payments related to the license of the thermal chemical extraction process and $84,114 for the purchase of fixed assets.

Financing activities provided $1,598,842 during the twelve months ended December 31, 2009 resulting primarily from the net effect of transactions related to our recapitalization of $2,408,114, which was offset by cash payments per the merger agreement in the amount of $758,145 against a note paid to an entity controlled by Vertex LP, an entity which is majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.

Recent Events

In January and March of 2010, we paid an additional $200,000 to Vertex LP in connection with the $1.6 million of debt which the Company agreed to assume from Vertex LP and/or replace in connection with the Merger, of which $441,855 remained to be assumed/replaced following the payment.

On January 13, 2010, the Board Of Directors approved the filing of a Certificate of Designation of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which was filed with the Secretary of State of Nevada on January 14, 2010. The designation provides for 2,000,000 shares of Series B Preferred Stock at $0.001 par value per share.  The Series B Preferred Stock accrues a dividend of 12% per annum, payable quarterly in arrears (beginning on the first full quarter after the issuance date of such Preferred Stock), based on a face value of $1.00 per share. The Series B Preferred Stock includes a liquidation preference which is junior to the Company’s previously outstanding shares of preferred stock, senior securities and other security holders as provided in further detail in the designation. The Series B Preferred Stock is convertible into shares of the Company’s common stock on a one for one basis at a conversion price of $1.00 per share, provided that the Series B Preferred Stock automatically converts into shares of the Company’s common stock on a one for one basis if the Company’s common stock trades above $2.00 per share for a period of 10 consecutive trade days.  The Series B Preferred Stock has no voting rights (other than on matters concerning the Series B Preferred Stock described in the designation) and the Company is obligated to redeem any unconverted shares of Series B Preferred Stock in cash at $1.00 per share on the third anniversary date of the original issuance date of each share of Preferred Stock.

In January 2010, the Company began a private placement offering to accredited investors only of up to 2,000,000 units (the “Offering”), each consisting of (a) one share of Series B Preferred Stock; and (b) one three year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share (each a “Unit”).  We also agreed to grant investors in the offering piggy-back registration rights in connection with the shares of common stock issuable in connection with the conversion of the Series B Preferred Stock and the shares of common stock issuable in connection with the exercise of the warrants sold in the Offering.

In February 2010, the Company sold 100,000 Units to one investor and raised $100,000 in connection with the Offering.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

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

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. (See Note 2 to the Vertex Energy, Inc. financial statements.)

Revenue Recognition.   Revenue for each of the Company’s divisions is recognized when persuasive evidence of an arrangement exists, goods are delivered, sales price is determinable, and collection is reasonably assured.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

VERTEX ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

VERTEX ENERGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Vertex Energy, Inc.
Houston, TX

We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertex Energy, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

LBB & Associates Ltd., LLP

Houston, Texas
March 26, 2010

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$514,136	$17,616
Accounts receivable, net	2,188,423	817,232
Accounts receivable – related parties	-	1,817,228
Due from partnership	-	405,219
Inventory	2,978,883	1,232,904
Prepaid expenses	115,541	270,522
Total current assets	5,796,983	4,560,721

Noncurrent assets
Licensing agreement, net	1,675,197	-
Fixed assets, net	75,807	11,022
Total noncurrent assets	1,751,004	11,022

TOTAL ASSETS	$7,547,987	$4,571,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,052,558	$1,836,340
Accounts payable-related party	527,731	2,676,650
Due to related party	841,855	-
Total current liabilities	6,422,144	4,512,990

Total liabilities	6,422,144	4,512,990

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 4,755,666 and 0 issued and outstanding at December 31, 2009 and 2008 respectively	4,756	-
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 8,254,256 and 5,502,000 issued and outstanding at December 31, 2009 and 2008, respectively	8,254	5,502
Additional paid-in capital	2,090,507	421,541
Accumulated deficit	(977,674)	(368,290)
Total stockholders’ equity	1,125,843	58,753

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,547,987	$4,571,743

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2009 AND 2008

	2009	2008

Revenues	$38,555,976	$62,170,275
Revenues-related parties	147,871	3,043,019
	38,703,847	65,213,294
Cost of revenues	35,974,295	63,333,141

Gross profit	2,729,552	1,880,153

Selling, general and administrative expenses	3,089,539	2,248,443
Merger related expenses	249,397	-

Total selling, general and administrative expenses	3,338,936	2,248,443

Loss from operations	(609,384)	(368,290)

Net loss	$(609,384)	$(368,290)

Earnings per common share
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)

Shares used in computing earnings per share
Basic	7,453,958	5,502,000
Diluted	7,453,958	5,502,000

See accompanying notes to the consolidated financial statements

Vertex Energy, Inc.
Statements of Stockholders' Equity
For the Years Ending December 31, 2009 and 2008

							Total
	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained	Stockholders'
	Shares	Shares	$.001 Par	$.001 Par	in Excess of Par	Earnings	Equity

Balance at December 31, 2007	5,502,000	-	$5,502	-	$1,274,612	-	$1,280,114

Issuance of stock options	-	-	-	-	91,178	-	91,178

Distributions to Partners	-	-	-	-	(944,249)	-	(944,249)

Net loss	-	-	-	-	-	(368,290)	(368,290)

Balance on December 31, 2008	5,502,000	-	5,502	-	421,541	(368,290)	58,753

Distributions to Partners	-	-	-	-	(51,391)	-	(51,391)

Issuance of stock options and warrants	-	-	-	-	324,589	-	324,589

Recapitalization due to merger	2,749,616	4,755,666	2,750	4,756	1,395,506	-	1,403,012

Exercise of warrants for cash	2,640	-	2	-	262	-	264

Net loss	-	-	-	-	-	(609,384)	(609,384)

Balance on December 31, 2009	8,254,256	4,755,666	$8,254	$4,756	$2,090,507	$(977,674)	$1,125,843
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Cash flows operating activities
Net loss	$(609,384)	$(368,290)
Adjustments to reconcile net loss to cash
used by operating activities
Stock based compensation expense	324,589	91,178
Depreciation and amortization	65,572	-
Inventory impairment	-	852,678
Changes in assets and liabilities
Accounts receivable	(1,954,704)	824,034
Accounts receivable- related parties	21,232	(1,048,235)
Due from partnership	265,219	(405,219)
Inventory	(2,397,911)	95,794
Prepaid expenses	(45,378)	375,256
Accounts payable	5,713,388	(1,083,707)
Accounts payable – related parties	(668,942)	1,586,748
Net cash provided by operating activities	713,681	920,237

Cash flows from investing activities
Payments for licensing agreement	(1,731,889)	-
Purchase of fixed assets	(84,114)	(11,022)
Net cash used by investing activities	(1,816,003)	(11,022)

Cash flows from financing activities
Proceeds from exercise of common stock warrants	264	-
Distributions to limited partners prior to merger	(51,391)	(944,249)
Proceeds from recapitalization	2,408,114	-
Payments on due to related party balance	(758,145)	-
Net cash provided (used) by financing activities	1,598,842	(944,249)

Net increase in cash and cash equivalents	496,520	(35,034)

Cash and cash equivalents at beginning of the period	17,616	52,650

Cash and cash equivalents at end of period	$514,136	$17,616

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$89,682	$-
Cash paid for income taxes during the period	$-	$-

NON-CASH TRANSACTIONS
Assumption of liability from related party	$1,600,000	$-
in connection with recapitalization

Capital contributions by related party	$594,898	$-
in connection with recapitalization

NON-CASH TRANSACTIONS
Assumption of liability from related party	$1,600,000	$-
in connection with recapitalization

Capital contributions by related party	$594,898	$-
in connection with recapitalization

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Vertex Energy, Inc. (“Vertex Energy” or the “Company”), provides a range of services designed to aggregate, process and recycle industrial and commercial waste systems.  Vertex Energy, Inc. currently provides these services in 13 states, with its primary focus in the Gulf Coast region.

As described in more detail in Note 12 “Merger Agreement,” in May 2008, Vertex Holdings, L.P., Vertex Energy, Inc., Vertex Merger Sub, LLC and Benjamin P. Cowart, and individual (collectively “the Partnership”) entered into an agreement and plan of merger with World Waste Technologies, Inc. (“World Waste”).  Pursuant to this agreement, the Partnership agreed to transfer (the “Transfer”) a specifically defined portion of its operations (referred to as the “Vertex Nevada Business”) to the Company.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

COMPANY OPERATIONS

Vertex Energy, Inc.’s operations are primarily focused on recycle/reuse options for petroleum products, crudes, used lubricants and distillate petroleum products.  This focus includes the aggregation, processing and refining of these used petroleum materials into viable commodity products.  Vertex Energy, Inc.’s two principal divisions are comprised of Black Oil and Refining and Marketing.

Black Oil

Through its Black Oil division, which has been operational since 2001, Vertex Energy recycles used motor oil by purchasing it from a network of local and regional collectors with which Vertex Energy has existing relationships, consolidating it for efficient delivery, and selling it to third-party re-refiners.  The re-refiners then upgrade and sell the product for their own accounts.  In addition, the Company has established arrangements with other customers of its products such as blenders and burners of black oil.

Refining and Marketing

Through its Refining and Marketing division, which has been operational since 2004, Vertex Energy recycles hydrocarbon streams by (1) purchasing and aggregating these streams from collectors and generators, (2) managing the delivery of these streams to a third-party facility for processing into end-products and (3) managing the sale of the end-products.  Vertex Energy gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process.  These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, processed on Vertex Energy’s behalf by a third-party facility, and then resold by Vertex Energy.  The end products are typically three distillate petroleum streams (gasoline blendstock, fuel oil cutterstock and marine diesel oil), which are sold to major oil companies or to large petroleum trading and blending companies.

Managements’ consideration of going concern

There are several indicators that may cause the Company to face liquidity difficulties. These indicators include (i) losses for the 2008 and 2009 fiscal years, (ii) negative working capital at December 31, 2009, and (iii) default by the Company, based on non-compliance with certain financial covenants, with regard to its $3,500,000 bank line of credit as of December 31, 2009, and subsequent thereto. Furthermore, the Company has drawn $1,100,000 on the line of credit subsequent to December 31, 2009, repayment of which could technically be demanded by the lender at any time.

Accordingly, Company management has identified the following as factors which mitigate the negative indicators noted above:

•
The Company has seasoned senior management, and has a track record of profitable operations prior to the last two years, and forecasts improved operations and positive cash flows from operations for 2010.

•
Management specifically attributes the performance of the last two years to one time occurrences, including (i) an unprecedented near collapse of the American financial markets in the last half of 2008, (ii) a category 5 hurricane in the Houston area, also in 2008, resulting in a slow down in the Company’s operations, and (iii) the significant and temporary increase in legal, accounting, and administrative costs during 2008 and 2009 associated with the Company’s merger process.

•
Also during 2008 and 2009, management has devoted considerable resources in the development, through its affiliate Cedar Marine Terminals, LP of an improved, internal, re-refining process which will result in less dependence on outside providers of this re-refining process, and greater profitability. Management does not anticipate incurring significant licensing or development costs at the current facility.

Based on the above, management has concluded that sufficient factors exist which mitigates the indicators of the Company’s liquidity difficulties.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Accounts receivable

Accounts receivable represents amounts due from customers.  Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest.  The Company uses its best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting its customer base, significant one-time events and historical write-off experience.  Specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations.  The Company reviews the adequacy of its reserves and allowances quarterly.

Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any significant off balance sheet credit exposure related to its customers.  The allowance was $0 at December 31, 2009 and 2008.

Inventory

Inventories of products consist of feedstocks and refined petroleum products and are reported at the lower of cost or market.  The Company recorded inventory impairments of $0 and $852,678 during the years ended December 2009 and 2008 and included the amounts in cost of revenues.

Fixed Assets

Fixed assets are stated at historical costs. Depreciation of fixed assets placed in operations is provided using the straight-line method over the estimated useful lives of the assets.  The policy of the Company is to charge amounts for maintenance and repairs to expenses, and to capitalize expenditures for major replacements and betterments.

Revenue recognition

Revenue for each of the Company’s divisions is recognized when persuasive evidence of an arrangement exists, goods are delivered, sales price is determinable, and collection is reasonably assured.

Leases

The Company recognizes lease expense on a straight-line basis over the minimum lease terms which expire at various dates through 2012.  These leases are for office and storage tank facilities and are classified as operating leases.  For leases that contain predetermined, fixed escalations of the minimum rentals, the Company recognizes the rent expense on a straight-line basis and records the difference between the rent expense and the rental amount payable in liabilities.

Leasehold improvements made at the inception of the lease are amortized over the shorter of the asset life or the initial lease term as described above.  Leasehold improvements made during the lease term are also amortized over the shorter of the asset life or the remaining lease term.

Fair value of financial instruments

Under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings.  We elected not to measure any eligible items using the fair value option.  Consistent with the Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our Level 1 assets primarily include our cash and cash equivalents, accounts receivable, accounts payable and due to related party amounts due to the immediate or short-term maturities of these financial instruments.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Use of estimates

These consolidated financial statements were prepared in accordance with account principals generally accepted in the United States.  Certain amounts included in or affecting the financial statements and related disclosures must be estimated by management, requiring certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared.  These estimates and assumptions affect the amounts reported for assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements.  Any effects on the business, financial position or results of operations from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Impairment of long-lived assets

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

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
DECEMBER 31, 2009

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

Effective June 30, 2009, we adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.

Effective April 1, 2009, we adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in ASC 825-10-65, “Financial Instruments.”  The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Effective January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities.  We adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities.  ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Our adoption of the standard had no impact on our consolidated financial results, as we did elect to measure assets and liabilities at fair value.

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

NOTE 3.  RELATED PARTIES

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

The financial statements included revenues from related parties of $147,871 and $3,043,019 and inventory purchases from related parties of $3,838,624 and $11,585,420 for the year ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, the Company owes $1,369,586 to related parties. This includes $841,855 due to Vertex Holdings, L.P., and $527,731 of accounts payable most of which is due to Cedar Marine Terminal (“CMT”). Vertex Holdings, L.P. and CMT are majority owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart

NOTE 4.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND COMMITMENTS

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the years ended December 31, 2009 and 2008, the Company’s cash balances exceeded the federally insured limits.

Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables.  Five large companies with various independent divisions represented 26%, 17%, 14%, 14% and 13% of the Company’s gross sales and four of these companies represented 6%, 32%, 17% and 21% of outstanding trade receivables for the year ended December 31, 2009.  Three large publicly-held companies with various independent divisions represented 40%, 16% and 13% of the Company’s gross sales and 92%, 1% and 1% of outstanding trade receivables for the year ended December 31, 2008.

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

The Company has several purchase agreements with suppliers that require purchases of minimum quantities of the Company’s products.  The agreements generally have a one year term, after which they become month-to-month agreements.  There are no penalties associated with these agreements.  Minimum purchases under these contracts are approximately $13,872,319 for the twelve months ending December 31, 2010.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The Company has several debt facilities available for use, of which there were no amounts outstanding as of December 31, 2009 or December 31, 2008.  See note 5 for further details.

The Company purchases goods from three companies that represented 18%, 12% and 10% of total purchases in 2009.  The entity that was 10% of the total is a related party.

NOTE 5. NOTES PAYABLE

In connection with the Merger discussed in Note 12, the Company assumed up to $1.6 million of Vertex LP’s indebtedness. As of December 31, 2009, the balance on the note was $841,855. The note bears interest of 6.25% and payments are made when sufficient cash flows are available.

In June 2009, the Company secured a revolving line of credit of up to $3.5 million with Regions Bank (“Regions”), which is expected to be used for feedstock purchases and general corporate purposes.  The line of credit bears interest at LIBOR plus 4% per annum, subject to a minimum of 5% per annum, adjusted monthly, and which is due on May 25, 2010.  The balance on the line of credit was $0 at December 31, 2009.

As of December 31, 2009 the Company was out of compliance with certain covenants, as required by the Letter Agreement.  Regions has not provided us any notice of a default under the Letter Agreement; however, we will be seeking a formal waiver from Regions of the covenant described above after the filing of this report, which we can provide no assurances will be granted.

The financing arrangement discussed above is secured by all of the assets of the Company.  Management of Vertex Energy believes that with the financing arrangements, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other developments in the future.

NOTE 6. INCOME TAXES

The Company has not recorded a current or deferred income tax provision (benefit) for the years ended December 31, 2009  due to the net loss incurred during the period.

No provision for United States income taxes was required for the year ended December 31, 2008 since the Partners reported their proportionate share of taxable income or loss on their respective tax returns.  Such income or losses are proportionately allocated based on their respective ownership interests. Income taxes would have resulted in a tax benefit of approximately $125,219 for the year ended December 31, 2008 if not passed through to the partners assuming a 34% effective rate and the separate return method.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	December 31, 2009		December 31, 2008
U.S. Federal statutory tax rate	34%		n/a
U.S. valuation difference	(34%	)	n/a
Effective U.S. tax rate	-		n/a

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31, 2009	December 31, 2008
Computed expected tax benefit	-	n/a
Increase in valuation allowance	-	n/a
Income tax expense	-	n/a

The cumulative tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008, are presented below:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carryforwards	(14,546,809)	n/a
Less valuation allowance	14,546,809	n/a
Net deferred tax assets	-	n/a

The Company has determined that a valuation allowance of $14,546,809 at December 31, 2009 is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized.

At December 31, 2009, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $42 million acquired as part of the merger between World Waste Technologies, Inc. ("World Waste") and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC, as described in greater detail below in Note 12 merger. It is possible that the Company may be unable to use these NOLs in their entirety.  At December 31, 2009, the total amount of net operating loss carry-forwards is approximately $42.7 million.

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

NOTE 7. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $324,589 and $91,178 for the year ended December 31, 2009 and 2008, respectively. Because the Company is in a net loss position, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. No share-based compensation cost had been capitalized as part of inventory or fixed assets.

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

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

As of December 31, 2009, the Company had two share-based compensation plans.  The Company's 2008 Incentive Stock Option Plan (the “2008 Plan”), which is shareholder-approved, provides for the issuance by the Company of a total of up to 600,000 shares of common stock and options to acquire common stock to the Company's employees, directors and consultants. At December 31, 2009, there were 456,500 options outstanding under the Plan.  The exercise price of these 456,500 options is $1.20 per share.  The fair value of these options was $264,970, and the Company recognized $92,286 of expense in 2009.

Effective July 15, 2009, the Company’s Board of Directors approved the Company’s 2009 Stock Incentive Plan and the grant of an aggregate of 815,000 stock options to certain employees, Directors and officers of the Company.  The Company’s 2009 Stock Incentive Plan (the “2009 Plan” and together with the 2008 Plan, the “Plans”), is subject to shareholder approval within twelve (12) months of the adoption date of the 2009 Plan, and allows the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel.  The exercise price of the 815,000 options is $0.45 per share and their fair value on the issuance date was $293,400.  The Company expensed $34,313 related to these options during the year ended December 31, 2009.  At December 31, 2009, there were 775,000 options outstanding under the 2009 Plan.

In April 2009, the Company granted a total of 400,000 qualified and non-qualified stock options in connection with employment agreements entered into with its then newly appointed Chief Operating Officer, Matthew Lieb and its then newly appointed Executive Vice President of Business Development, John Pimentel. A total of 125,000 non-qualified stock options (100,000 to Mr. Pimentel and 25,000 to Mr. Lieb vested immediately and are exercisable for three years after termination of their employment.  The 275,000 qualified options (100,000 to Mr. Pimentel and 75,000 to Mr. Lieb) vest in equal portions quarterly over 4 years and are exercisable for 10 years or 90 days after the termination of employment.  These options were all granted at a strike price of $0.55 per share. The fair value of these options at issuance was $111,013 and the Company expensed $77,189 in 2009.

Mr. Pimentel’s employment and his employment agreement were terminated by the Company effective June 22, 2009, however, Mr. Pimentel continues to serve on the Board of Directors of the Company.  In connection with the termination of Mr. Pimentel’s employment, 100,000 of Mr. Pimentel’s options vested immediately to Mr. Pimentel and are exercisable for three years following his termination as an employee. Additionally, the Board subsequently revised the treatment of a total of 100,000 of the remaining options from qualified to non-qualified options, which options continue to vest pursuant to the terms of such options, based on Mr. Pimentel’s service on the Board of Directors.

The following table summarizes the assumptions used in assessing the above described options valuations:

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2009	DECEMBER 31, 2008

Expected volatility	50-75%	35%
Expected dividends	0%	0%
Expected term (in years)	10	10
Risk-free rate	1.71-3.5%	2.1%-3.28%

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

During the second quarter of 2009, in connection with the consummation of the Company’s merger with World Waste , the Company converted all options and warrants that were previously outstanding (all of which immediately vested as a result of the change of control) in World Waste into options and warrants to purchase shares of common stock of the Company.  There were 1,296,300 options and warrants outstanding during the year ending December 31, 2009.  Of these instruments, 157,500 and 94,084 are set at strike prices per share of $1.55 and $0.10 respectively.  The remaining 1,044,716 instruments are set at an average strike price of $19.78 per share and are significantly out of the money at December 31, 2009. The Company recognized $92,418 of expense in 2009 related to the fair value of these instruments.

Also, during the second quarter of 2009, as a result of the share exchange and related ownership percentages of the merged company, approximately 774,478 options and warrants to purchase the Company’s common stock were issued to partners of Vertex Holdings L.P.  (formerly Vertex Energy, L.P., “Vertex LP” which entity  is majority- owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart) with exercise prices and expiration dates matching those of the World Waste options and warrants exchanged.  A total of 96,667 of these instruments are set at a strike price of $1.55 per share.  The remaining 677,812 instruments are set at an average strike price of $21.68 per share and are significantly out of the money at December 31, 2009.  The Company recognized expense of $23,751 related to the fair value of these instruments.

On October 21, 2009, we agreed to hire a third party to perform public relations and fund raising related consulting services.  The agreement will expire on September 24, 2010.  In return for the services we agree to compensate the third party with 25,000 stock options at a strike price of $1.10 per share.  The options will expire on September 24, 2019.  The fair value of these was $17,512 and $4,380 of expense was recognized in 2009.

On December 9, 2009, we hired an additional third party to perform public relations and  fund raising related consulting services.  This agreement will expire on December 8, 2010.  In addition to monthly payments we agreed to issue 5,000 stock options at a strike price of $0.95 per share.  These options will expire on December 9, 2019. The fair value of these options was $3,025 and $252 of expense was recognized in 2009.

NOTE 8. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income (loss)  available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the year ended December 31, 2009 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the year ended December 31, 2009 does not include 2,734,167 options; 998,111 warrants and 4,755,666 preferred stock shares due to their anti-dilutive effect.

As of the year ended December 31, 2008 common stock equivalents of 456,500 consisting of employee stock options were excluded in the calculation of diluted earnings per share due to their anti-dilutive effect.

NOTE 9. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share.

As a result of the Merger, as discussed in Note 12, the total number of shares of common stock outstanding immediately following the Merger, once issued, was 8,251,616 shares.  During the year ending December 31, 2009, an additional 2,640 shares were issued for cash. As of December 31 2009 there were 8,254,256 shares of common stock issued and outstanding.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Each share of the Company’s common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by the Company’s board of directors. No holder of any shares of the Company’s common stock has a preemptive right to subscribe for any the Company’s security, nor are any shares of the Company’s common stock subject to redemption or convertible into other securities. Upon liquidation, dissolution or winding-up of the Company and after payment of creditors and preferred shareholders of the Company, if any, the assets of the Company will be divided pro rata on a share-for-share basis among the holders of the Company’s common stock. Each share of the Company’s common stock is entitled to one vote, except with respect to the election of one (1) of the Company's directors by the Company's Series A Preferred Stock (described below under Note 10) holder. Shares of the Company’s common stock do not possess any cumulative voting rights.

NOTE 10.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000.

As a result of the Merger, as discussed in Note 12, the total number of shares of Series A Preferred Stock outstanding immediately following the Merger, once issued, was 4,755,666. At December 31 2009 there were 4,755,666 preferred stock shares issued and outstanding.

Holders of outstanding shares of the Company’s Series A Convertible Preferred are entitled to receive dividends, when, as, and if declared by the Company’s board of directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to the Company’s Series A Preferred until dividends in the same amount per share on the Company’s Series A preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of the Company, each share of the Company’s Series A Preferred is entitled to receive $1.49 prior to similar liquidation payments due on shares of the Company’s common stock or any other class of securities junior to the Company’s Series A Preferred Stock. Shares of the Company’s Series A Preferred Stock are not entitled to participate with the holders of the Company’s common stock with respect to the distribution of any remaining assets of the Company.

NOTE 11.  LICENSING AGREEMENT

The Company operates under an operating and licensing agreement with a related party that is majority owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart that provides for an irrevocable, non-transferable, royalty-free, perpetual right to use a certain thermal/chemical extraction technology (TCEP”) to re-refine certain used oil feedstock and associated operations of this technology on a global basis.  This includes the right to utilize the technology in any future production facilities built by the Company.  If the related entity is unable to continue operations, the Company would not have a source of its TCEP products to sell to customers, which could negatively impact sales. The Company must approve any research and development costs that are performed by the related party and this may affect the related party’s ability to maintain technological feasibility of the technology which could impact the value of the license.

The initial valuation of the license was based upon the cost to acquire the use of the thermal/chemical extraction technology and its processes.  It will be assessed over time for changes in the valuation.  The Company is amortizing the value of the license agreement over a fifteen year period.  Amortization expense was $56,692 and $0 for the years ending December 31, 2009 and 2008 respectively.  The Company evaluated the carrying value of the license and determined that no impairment exists; therefore, no impairment loss was recognized at December 31, 2009. The related party recently received notice from a lender that the lender believed it to be in default of certain borrowing criteria.  Although the related party is taking action to remedy this default, it has not been remedied to date.  If the default is not cured, it could materially impact the Company’s ability to utilize this licensing agreement.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 12.  MERGER AGREEMENT

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

The following is a reconciliation of the cash received from the merger to the recapitalization of Vertex Energy, Inc. in the statement of stockholder’s equity:

Total proceeds	$5,638,791
Amount paid to Vertex LP	(3,400,000)
Other proceeds	169,323

Cash to Vertex Energy, Inc.	2,408,114

Assets and liabilities retained by Vertex LP:

Accounts receivable	(583,513)
Accounts receivable-related party	(1,795,996)
Due from partnership	(140,000)
Inventory	(651,933)
Prepaid	(200,359)
PP&E	(10,449)
Accounts payable	2,497,171
Accounts payable-related party	1,479,977

Contribution to capital by Vertex, LP (due to liabilities exceeding assets)	594,898

Assumption of Vertex LP liabilities by Vertex Energy, Inc.	(1,600,000)

Total recapitalization of Vertex Energy, Inc.	$1,403,012

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 13.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the years ended December 31, 2009 and 2008, is as follows.

YEAR ENDED DECEMBER 31, 2009

		Refining &
	Black Oil	Marketing	Total
Revenues	$22,197,711	$16,506,136	$38,703,847

Cost of revenues	20,338,112	15,636,183	35,974,295

Gross profit	1,859,599	869,953	2,729,552

Selling, general and administrative expenses	1,815,993	1,522,943	3,338,936

Net income (loss)	$43,606	$(652,990)	$(609,384)

Total Assets	$4,936,343	$2,611,644	$7,547,987

YEAR ENDED DECEMBER 31, 2008

		Refining &
	Black Oil	Marketing	Total
Revenues	$45,149,632	$20,063,662	$65,213,294

Cost of revenues	43,275,370	20,057,771	63,333,141

Gross profit	1,874,262	5,891	1,880,153

Selling, general and administrative expenses	1,530,074	718,369	2,248,443

Net income	$344,188	$(712,478)	$(368,290)

Total Assets	$2,683,420	$1,888,323	$4,571,743

NOTE 14. SUBSEQUENT EVENTS

As of March 26, 2010, $1,100,000 was outstanding under the Line of Credit, of which there was $3,386,961 available, leaving an available balance of $2,286,961.  As of March 26, 2010 the Company was out of compliance with certain covenants, as required by the Letter Agreement.  This was due in part to the additional expenditures and investments made in the thermal/chemical extraction process resulting in the Company having non-conforming ratios with the bank.  Management believes that as the Company continues to sell finished product from the thermal/chemical extraction process it will be taking steps during the first quarter of 2010 to comply with these ratios.  The bank has not provided the Company with notice of default under the Letter Agreement,  however, the Company will seek a formal waiver of the covenant described above, of which no assurance can be provided that the waiver will be granted.

In January and March 2010, we paid $200,000 each month to Vertex LP in connection with the $1.6 million of debt which the Company agreed to assume from Vertex LP and/or replace in connection with the Merger, of which $441,855 remained to be assumed/replaced following the payments.

On January 13, 2010, the board of directors approved the filing of a Certificate of Designation of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”), which was filed with the Secretary of State of Nevada on January 14, 2010.  The offering consists of (a) one share of the Company’s Series B Convertible Preferred Stock and (b) one three year warrant to purchase one share of the common stock of the Company.  The designation provides for 2,000,000 shares at $.001 par value.

The  Preferred Stock accrues a dividend of 12% per annum, payable quarterly in arrears (beginning on the first full quarter after the issuance date of such Preferred Stock), based on a face value of $1.00 per share. The Preferred Stock includes a liquidation preference which is junior to the Company’s previously outstanding shares of preferred stock, senior securities and other security holders as provided in further detail in the designation. The Preferred Stock is convertible into shares of the Company’s common stock on a one for one basis at a conversion price of $1.00 per share, provided that the Preferred Stock automatically converts into shares of the Company’s common stock on a one for one basis if the Company’s common stock trades above $2.00 per share for a period of 10 consecutive trade days.  The Preferred Stock has no voting rights (other than on matters concerning the Preferred Stock described in the designation) and the Company is obligated to redeem any unconverted shares of Preferred Stock in cash at $1.00 per share on the third anniversary date of the original issuance date of each share of Preferred Stock. As of March 26, 2010 there were 100,000 shares of
Series B Convertible Preferred Stock issued and outstanding, for which we received $100,000 of cash.

Each warrant provides the holder the right to purchase one share of the Company’s common stock at an exercise price of $2.00 per share.  The warrants contain a cashless exercise provision (exercisable after six months have past from the date of issuance of any warrant) whereby the holder can affect a cashless exercise of any portion of the shares of common stock issuable in connection with the exercise of the warrant which have not been previously registered by the Company.  The warrants have a term of three years.  The right to shares of common stock issuable in connection with the exercise of the warrants (“Warrant Shares”) is redeemable by the Company in its sole discretion at a redemption price of $0.01 per Warrant Share, in the event the Company’s common stock trades at or above $3.00 per share for at least ten consecutive trading days, after providing the holder at least 30 days notice of the Company’s intention to exercise such redemptive right.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 24, 2009, Stonefield Josephson, Inc. ("Stonefield") was notified that the client auditor relationship between World Waste Technologies, Inc. (the "World Waste”) and Stonefield was terminated as World Waste was merged into Vertex Merger Sub, LLC, in connection with the Merger and Vertex became the successor entity to World Waste.  LBB & Associates Ltd., LLP, of Houston, Texas ("LBB"), which served as Vertex’s independent auditor prior to the date of the Merger assumed Stonefield’s duties as principal independent public accountant of the successor entity to the Merger, Vertex, for the fiscal year ended December 31, 2008.

Stonefield's report on the financial statements of World Waste for the fiscal years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about World Waste's ability to continue as a going concern.

In connection with the audit of World Waste's fiscal years ended December 31, 2008 and December 31, 2007, and in the subsequent interim period through June 24, 2009 (the date the relationship with Stonefield ceased) there were no disagreements between Stonefield and World Waste on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Stonefield would have caused Stonefield to make reference to the subject matter of the disagreement in connection with its report on World Waste 's financial statements.

There have been no reportable events as provided in Item 304(a)(1)(iv) of Regulation S-K during World Waste 's fiscal years ended December 31, 2008 and December 31, 2007 and in the subsequent interim period through June 24, 2009 (the date the relationship with Stonefield ceased).

World Waste authorized Stonefield to respond fully to any inquiries of LBB relating to their engagement as Vertex's independent accountant. Vertex has requested that Stonefield review the disclosure and Stonefield has been given an opportunity to furnish Vertex with a letter addressed to the Commission containing any new information, clarification of Vertex 's expression of its views, or the respect in which it does not agree with the statements made by Vertex herein. Such letter is incorporated by reference as an exhibit to this Report.

Vertex has not previously consulted with LBB regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on World Waste's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(iv) of Regulation S-K) during World Waste's fiscal years ended December 31, 2008 and December 31, 2007, and any later interim period, including the interim period up to and including the date the relationship with Stonefield ceased. LBB has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish Vertex with a letter addressed to the Commission containing any new information, clarification of Vertex's expression of its views, or the respects in which it does not agree with the statements made by Vertex in response to Item 304 (a).  LBB did not furnish a letter to the Commission.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management’s Annual Report on Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009.  Based on our assessment and those criteria, our management believes that Vertex maintained effective internal control over financial reporting as of December 31, 2009.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors are elected at each meeting of stockholders and hold office until the next annual meeting of stockholders and the election and qualifications of their successors. Executive officers are elected by and serve at the discretion of the board of directors. Set forth below is information regarding the executive officers and directors of Vertex as of the filing of this report:

Name	Age	Position
Benjamin P. Cowart	41	Chairman of the Board of Directors, President and Chief Executive Officer
Christopher Stratton	41	Chief Financial Officer
Matthew Lieb	38	Chief Operating Officer
Chris Carlson	37	Secretary and Vice President of Finance
John Pimentel	43	Director
Dan Borgen	48	Director
David L. Phillips	52	Director
Ingram Lee	49	Director and Treasurer

OFFICER AND DIRECTOR BIOS:

BENJAMIN P. COWART - DIRECTOR, CHIEF EXECUTIVE OFFICER AND PRESIDENT (Age 41): Mr. Cowart, the president of the General Partner for Vertex LP, has been involved in the petroleum recycling industry for over 20 years. Mr. Cowart is the founder of the Vertex group of companies and has served such companies since 2001. Mr. Cowart is the founder, Chief Executive Officer, President and Chairman of the Board of Vertex. As a leader in the recycling field, Mr. Cowart helped pioneer the reclamation industry by developing recycling options for many residual materials once managed as a hazardous waste. Mr. Cowart co-authored the industry's first e-commerce operating system for the digital management of petroleum waste and residual materials. Mr. Cowart was awarded the 2003 Business Man of the Year from The National Republican Congressional Committee, and served on NORA's Board of Directors and as President in 2008. Mr. Cowart has taken an active role in the petroleum industry with his involvement in speaking, consulting, chairing, and serving on various committees and industry associations. Prior to the formation of Vertex LP, Mr. Cowart served as the Vice President of Aaron Oil Company, a regional recycler in Alabama.

CHRISTOPHER STRATTON – CHIEF FINANCIAL OFFICER (Age 41): Mr. Stratton has served as Chief Financial Officer of Vertex since August 24, 2009.  Mr. Stratton served as Director of Finance for CITI in the Global Commodities Group, a position which he held since June 2005.  Prior to joining CITI, Mr. Stratton served as a Senior Manager with PricewaterhouseCoopers, LLC, from July 1998 to June 2005.  From May 1990 to July 1997, Mr. Stratton co-founded and was employed as Vice President by Marketlink International, Inc., an international trade company which performed commodity trading of industrial products throughout North America, South America, Europe and Asia.  Mr. Stratton obtained his Bachelor of Business Administration in Accounting from Baylor University in 1991 and his Master of Business Administration(Finance and Entrepreneurship) from Rice University in 1999.  Mr. Stratton is also a Certified Public Accountant.  He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Rice University Jones Graduate School of Management Partners.

MATTHEW LIEB - CHIEF OPERATING OFFICER (Age 38): Mr. Lieb has served as the Chief Operating Officer of Vertex since the closing of the Merger. Mr. Lieb previously served as World Waste's Chief Operating Officer from May 2007 until the effective date of the Merger. Since 1999, Mr. Lieb served as Chairman of the Board and Chief Executive Officer of Kingsley Management LLC, a company he founded that acquired and operated car wash facilities.  Mr. Lieb holds a BS in Finance from Georgetown University and an MBA from Harvard Business School.

JOHN PIMENTEL - DIRECTOR (Age 43): Mr. Pimentel was appointed to the Board of Directors of Vertex in connection with the closing of the Merger, and is the Vertex Series A preferred stock appointee to the Board. Mr. Pimentel served as the Chief Executive Officer of World Waste from the fourth quarter of 2005 and as a member of the World Waste board of directors since early 2004 until the effective date of the Merger. Currently, Mr. Pimentel is developing a range of renewable energy generation projects in the Western United States.  Mr. Pimentel was employed as a non-executive employee of the Company from the closing of the Merger until June 2009, but Mr. Pimentel continues to serve as a Director of the Company.  Previously, he worked with Cagan McAfee Capital Partners, responsible for portfolio company management, strategy and investment structuring in industries including energy and technology. Mr. Pimentel was one of the co-founders of Pacific Ethanol (NASDAQ: PEIX) where he served as a director from 2003 to 2005. He has also served on the boards of Particle Drilling (NASDAQ: PDRT) and Evolution Petroleum (Amex: EVO). Mr. Pimentel has also worked for Bain & Company in its Private Equity Group, as well as that firm's general consulting practice. Mr. Pimentel has extensive operating experience including service as Deputy Secretary for Transportation for the State of California where he oversaw a $4.5 billion budget and 28,000 employees. Mr. Pimentel has an MBA from Harvard Business School and a BA from the University of California, Berkeley.

DAN BORGEN - DIRECTOR (Age 48): Mr. Borgen was appointed a director of Vertex in June 2008. Mr. Borgen currently serves as Chairman, Chief Executive Officer and President of U.S. Development Group LLC ("USD"), where he has worked since May 1995. In his current role, Mr. Borgen guides all senior aspects of USD's corporate activities. USD is comprised of wholly owned subsidiaries that focus on industrial development, logistics, products terminaling, power corridors, financial services and gasification. In addition to his work with USD, Mr. Borgen has served as President of U.S. Right-of-Way Corporation since June 1993. Prior to this, Mr. Borgen worked for eleven years as an investment banker serving as Merger & Acquisition Director, Portfolio Manager and as a member of the Executive Committee for strategic planning and development. His activities were focused on manufacturing, food service, oil and gas exploration/production, telecommunications, banking and Western European finance. In his capacity as an investment banker, Mr. Borgen served as Vice President of The Oxford Group from July 1990 to June 1993, Vice President/Principal of The Paramount Companies from July 1985 to April 1990 and Manager - Investor Relations of Invoil Inc. from April 1982 to June 1985.

DAVID L. PHILLIPS - DIRECTOR (Age 52): Mr. Phillips was appointed a director of Vertex in June 2008. Mr. Phillips is currently the Managing Partner of Bilateral Initiatives LLP, an international business-to-business consulting firm specializing in providing key strategic expansion and corporate growth advice to the chairman and chief executive level members of various firms. Mr. Phillips is also Managing Partner of Phillips International Law Group PLLC, a worldwide recognized international law firm specializing in mergers, acquisitions, project development and EPC construction work with a focus on the international energy landscape in the oil, gas, chemical and power downstream sector and the alternative energy industry. Mr. Phillips' clients include worldwide energy companies, including several Middle East National Oil Companies. Prior to his founding of Bilateral Initiatives LLP and the Phillips International Law Group, Mr. Phillips was a Partner at the law firm of Jackson Walker LLP from May 2002 until May 2008 and chaired several of the firm's practice areas over that period. Prior to working at Jackson Walker LLP, from May 1995 to May 2002 Mr. Phillips served as a chief executive officer in the former KeySpan Energy Corporation, a $14 billion public energy conglomerate based in New York City, and as a member of the board of directors of certain KeySpan subsidiaries. From June 1991 to May 1995, Mr. Phillips served as a chief executive officer in Equitable Resources, Inc. a $6 billion public gas utility holding company based in Pittsburgh, Pennsylvania, and as a member of the board of directors of certain Equitable subsidiaries. Mr. Phillips also served as the General Counsel to Eastex Energy Inc., a public midstream energy company, from June 1985 to May 1991, which was later acquired by El Paso Energy and ultimately Enterprise Products LP.

In addition to his current roles at Bilateral Initiatives LLP and Phillips International Law Group PLLC, Mr. Phillips is the Chairman of the Board of Directors and the Executive Board of Advisors, Ambassadors, Ministers & Former US Cabinet Secretaries of the Bilateral US Arab Chamber of Commerce (BUSACC).

Mr. Phillips received his bachelor's degree from the University of Texas in August 1984 and his Juris Doctor from the South Texas College of Law in August 1988. Mr. Phillips is a member of State Bar of Texas, International Bar Association, American Bar Association, and the Houston Bar Association; he is also a member of the Oil, Gas & Energy Law Section, the Business Law Section, and the Corporate Counsel Section of the State Bar of Texas and Houston Bar Association. Additionally, he is a member of the Natural Resources, Energy and Environmental Law Section of the American Bar Association & International Bar Association.

INGRAM LEE - DIRECTOR AND TREASURER (Age 49): Mr. Lee has been a director and treasurer of Vertex since its inception in May 2008. Since May 1993, he has worked at PTI, Incorporated ("PTI") where he currently serves as the President. In his current role with PTI, Mr. Lee is responsible for overseeing trading, purchasing, blending, training and sales of both residual and distillate petroleum products. Prior to joining PTI, Mr. Lee was a Trading Manager at Coastal Corporation (currently El Paso Corporation) from 1988 to 1993, responsible for the trading of over 20 million barrels per year of heavy oil and distillate products in and out of South America, Mexico and the Caribbean. From 1985 to 1988, Mr. Lee was an Operations/Blending Manager for Challenger Petroleum USA, Inc. Prior to this, he worked as a field manager for Torco Oil Company from 1982 to 1985 and a petroleum dispatcher and laboratory coordinator for E.W. Saybolt Petroleum Inspection Company from 1979 to 1982. Mr. Lee has been involved in aspects of the petroleum products trading industry for 28 years, from purchasing and sales to operations and transportation.

CHRIS CARLSON – SECRETARY AND VICE PRESIDENT OF FINANCE (Age 37): Mr. Carlson has served as Secretary of Vertex and Vice President of Finance since inception. Mr. Carlson brings a range of experience to his role as the Vice President for Vertex LP. Mr. Carlson oversees all risk management, investments, e-commerce applications, and day-to-day financial accounting of Vertex LP and its subsidiaries. Mr. Carlson worked for FuelQuest, Inc. before joining Vertex LP in 2001. There he worked as a Project Lead managing implementations of e-commerce services for new customers. In addition, he also planned and developed testing requirements for e-commerce applications. Mr. Carlson was with Pagenet, a wireless communications company prior to FuelQuest, Inc. where he worked as a Strategic Account Supervisor. Mr. Carlson earned his BS degree in Business Finance from the University of Houston.

Significant Employees:

Greg Wallace – Vice President of Refining and Marketing

Mr. Wallace provides Vertex with over 17 years of experience in the petroleum and chemicals trading industry. Mr. Wallace manages several departments for Vertex LP, including processing, used oil recovery technology, purchasing and selling of various petrochemical products, and transportation of lube oils and solvents. Prior to joining Vertex LP in 2005, Mr. Wallace was President of TRW Trading, a company that he co-founded in 2001. Mr. Wallace has served in various management roles ranging from marketing a variety of gasoline blendstocks, various solvents, waste recycling, hazardous/non-hazardous handling, and then later becoming qualified to perform oil spill prevention and response. Mr. Wallace began his petrochemical career with Valley Solvents & Chemicals, where he served as project General Manager responsible for sourcing used feedstocks and selling products into favorable markets.

John Strickland - Manager Of Supply

Mr. Strickland serves as the Manager of Supply of Vertex.  Mr. Strickland joined Vertex LP in late 2007 where he currently serves as the Manager of Supply. Mr. Strickland has over 21 years experience in management roles of developing companies in the recycling of used oils and the fuel blending business. In his various positions, he has developed used oil collection fleets, environment services (non-hazardous),  Terminal business of #6-oil from water ports and helped develop software for used oil collection fleets. Mr. Strickland was the General Manager of Texpar Energy inc. from 1999 to 2003 and Special Project Manager for Texpar Energy, L.L.C. from 2004 to 2007. From 1986 to 1999, he was the General Manager and Vice- President of Sellers Oil Inc., then one of the largest recycling and fuel marketers of used oil and #6-fuel oil in the southeast.

Related Party Transaction Committee

We have formed a Related Party Transaction Committee (the “Related Party Transaction Committee”). The Related Party Transaction Committee is chaired by Mr. Phillips and includes Mr. Borgen and Mr. Pimentel. The Related Party Transaction Committee is required to include at least two “independent directors” (defined to mean any individual who does not beneficially own more than 5% of the outstanding voting shares of Vertex, is not employed by, or an officer of, Vertex or any entity related to Benjamin P. Cowart, is not a director or manager of any such company, is not a family member of Mr. Cowart, and would qualify as an “Independent Director” as defined in the rules and regulations of the New York Stock Exchange). This Related Party Transaction Committee is charged with the review and pre-approval of any and all related party transactions, including between Vertex and Vertex LP, Mr. Cowart, or any other company or individual which may be affiliated with Mr. Cowart.

Other Committees

Vertex has also appointed a Compensation Committee, chaired by Mr. Borgen and includes Mr. Phillips, and Mr. Lee.  The Audit Committee, chaired by Mr. Pimentel includes Mr. Borgen and Mr. Phillips.

Compensation of Officers and Directors

In consideration for agreeing to serve as a director of Vertex, on May 16, 2008 each of Messrs. Borgen, Lee and Phillips were granted an option to acquire up to 20,000 shares of Vertex’s common stock at an exercise price of $1.20 per share. The options expire if unexercised on the earlier of (a) the tenth anniversary of the grant date or (b) three months after the termination of the director’s service to Vertex. The options vest at the rate of 25% of the total options per year on each annual anniversary of the grant date, assuming that the director is continuing to provide services to Vertex on such date. The options also contain a cashless exercise provision.

In connection with the Merger, Vertex entered into an employment agreement with Benjamin P. Cowart pursuant to which Mr. Cowart serves as its Chief Executive Officer for a term of five years at a base salary of $190,000, and a bonus payment (to be determined in the sole discretion of Vertex’s compensation committee), as described in greater detail above.

Effective July 15, 2009, the Company’s Board of Directors approved the Company’s 2009 Stock Incentive Plan and the grant of an aggregate of 815,000 stock options to certain employees, Directors and officers of the Company.  The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which is subject to shareholder approval within twelve (12) months of the adoption date of the Plan, and which allows the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel.

Pursuant to and in connection with the 2009 Plan, the Board of Directors granted an aggregate of 315,000 incentive stock options to certain of the Company’s employees in consideration for services rendered and to be rendered to the Company (the “Employee Options”).  Included in the Employee Option grants were the grant of options to purchase 25,000 shares to Chris Carlson, the Secretary and Vice President of the Company; and options to purchase 50,000 shares to Matthew Lieb, the Chief Operating Officer of the Company.

The Board of Directors also approved the grant of non-qualified stock options to purchase 100,000 shares to Christopher Stratton, pursuant to the 2009 Plan and contingent upon Mr. Stratton’s acceptance of the Letter Agreement, which Letter Agreement has since been accepted by Mr. Stratton (the “Stratton Options”).

Additionally, pursuant to and in connection with the 2009 Plan, the Board of Directors granted an aggregate of non-qualified stock options to purchase 320,000 shares to the Company’s Directors as follows in consideration for services rendered and to be rendered to the Company (the “Director Options,” and collectively with the Employee Options, and the Stratton Options, the “Employee and Director Options”):

Dan Borgen, Director	80,000 options
Ingram Lee, Director	80,000 options
David Phillips, Director	80,000 options
John Pimentel, Director	80,000 options

Finally, the Board of Directors granted Benjamin P. Cowart, the Chief Executive Officer, President, Chairman of the Board of Directors and largest shareholder of the Company non-qualified stock options to purchase 80,000 shares in consideration for services rendered and to be rendered to the Company (the “Cowart Options” and together with the Employee and Director Options, the “Options”).

The Employee and Director Options were granted at an exercise price of $0.45 per share, which represented the mean between the highest and lowest quoted selling prices of the Company’s common stock on the grant date (July 15, 2009)(the “Mean Selling Price”).  The Cowart Options have an exercise price of $0.50, which represents greater than 110% of the Mean Selling Price, as required by the 2009 Plan, as Mr. Cowart is a greater than 10% shareholder of the Company.

All of the Options vest at the rate of ¼ of each grantee’s options per year on the anniversary date of such grants, subject to accelerated vesting in the event of a change of control of the Company, and expire upon the earlier of (a) 90 days following the termination of their employment (or in the case of a Director, such Director’s appointment) with the Company; and (b) ten years from the grant date in the case of the Employee and Director Options and five years from the grant date in connection with the Cowart Options, as otherwise provided in the option agreements evidencing each grant.

Vertex has entered into an executive employment agreement with Mr. Lieb, pursuant to which he will serve as Vertex’s Chief Operating Officer, as described above, a letter agreement with Mr. Stratton, pursuant to which he will serve as Vertex’s Chief Financial Officer, and Mr. Wallace, pursuant to which he will serve as the Company’s Vice President of Refining and Marketing, as described below.

Employment Agreements

 Mr. Cowart’s compensation package includes (1) a base salary of $190,000, subject to annual increases as determined in the sole discretion of the compensation committee of Vertex’s board of directors, and (2) a bonus payment determined in the sole discretion of the compensation committee. Mr. Cowart will also be eligible to participate in Vertex’s stock option plan and other benefit plans. Vertex may terminate Mr. Cowart’s employment for “cause” (which is defined to include, among other things, a material breach of the agreement by Mr. Cowart). Mr. Cowart may terminate his agreement upon delivery to Vertex of written notice of termination for any reason, including “good reason,” which is defined to include, among other things, a material breach of the agreement by Vertex, or a modification of Mr. Cowart’s duties such that they are inconsistent with the position and title of Chief Executive Officer.

Upon termination of the agreement on the five-year anniversary thereof, or for “cause,” Mr. Cowart will be entitled to any salary accrued through such termination date, as well as any other benefits to which he may be entitled under any stock plan or other benefit plan that Vertex maintains. If such agreement is terminated without “cause” or Mr. Cowart resigns for “good reason,” Mr. Cowart will be entitled to continue to receive his salary then in effect for a period of six months following the date of termination.

Pursuant to the agreement, as long as Mr. Cowart is employed thereunder and for a period of six months thereafter, he may not engage or participate in any business that is in competition in any manner whatsoever with Vertex’s business (as presently or hereafter conducted), subject to certain exceptions.

Although Mr. Cowart will be prohibited from competing with Vertex while he is employed with Vertex he will only be prohibited from competing for six months after his employment with Vertex ends. Additionally, none of Mr. Cowart’s affiliated companies, including Vertex LP, will be prohibited from competing with Vertex following the closing of the merger. Accordingly, Mr. Cowart or these entities could be in a position to use industry experience gained while working with Vertex to compete with Vertex.

With an effective date of April 16, 2009, Vertex entered into an employment agreement with Matthew Lieb.  Pursuant to the terms of the employment agreement, Mr. Lieb is to serve as the Chief Operating Officer of Vertex, for a term of four years, renewable for additional one year periods thereafter.  Pursuant to the employment agreement, so long as Mr. Lieb is employed by Vertex and for 12 months following the termination of his employment, Mr. Lieb is prohibited from competing with Vertex. Pursuant to the employment agreement, Mr. Lieb is to receive a salary of $150,000 per year.

If Mr. Lieb’s employment agreement is terminated without cause by the Company or for good reason by such executive, he is to receive severance pay equal to three months of salary during the first 12 months of the term of the agreement and six months following the initial 12 month term.  If his employment is terminated for any other reason, he is to receive any compensation earned as of the termination date.

Mr. Lieb was also granted options in connection with the entry into his employment agreement.  Mr. Lieb was granted an aggregate of options to purchase 200,000 shares, of which options to purchase 25,000 shares vested immediately and options to purchase 175,000 shares are to vest quarterly, at the rate of 10,937 per quarter, over the sixteen fiscal quarters following the first fiscal quarter after the effective grant date of the options, subject to acceleration and forfeiture as provided in the option agreement.  The exercise price of the option grants was set by the Board of Directors, based on the closing bid price of Vertex’s common stock on May 9, 2009, at $0.50 per share, which includes the effects of the December 2008 1:10 reverse stock split of Vertex’s common stock, which has been retroactively reflected herein.

Vertex entered into a letter agreement (the “Letter Agreement”) with Christopher Stratton, pursuant to which Mr. Stratton agreed to serve as Chief Financial Officer of the Company, effective August 24, 2009, which Letter Agreement and appointment was subsequently approved and ratified by the Board of Directors.  Pursuant to the Letter Agreement, Mr. Stratton agreed to serve as the Company’s Chief Financial Officer; we agreed to pay Mr. Stratton $204,000 per year, payable every two weeks and to grant Mr. Stratton options to purchase 100,000 shares of the Company’s common stock; and Mr. Stratton agreed to certain other terms and conditions of the Letter Agreement and to be bound by the terms and conditions of the Company’s Proprietary information and Inventions Agreement. Pursuant to the Letter Agreement, which provides for the employment of Mr. Stratton to be “at-will,” we also agreed that if Mr. Stratton’s employment is terminated by us for any reason without cause prior to April 1, 2010, that we would pay Mr. Stratton a one-time lump sum severance payment of $30,000.

On or around February 22, 2010, with an effective date of April 16, 2009 (the date the Merger closed), Vertex entered into an Employment Agreement with Greg Wallace, pursuant to which Mr. Wallace agreed to serve as the Vice President of Refining and Marketing of Vertex (the “Wallace Employment Agreement”).  The Wallace Employment Agreement incorporated certain terms and conditions of a pre-existing employment agreement between Mr. Wallace and Vertex LP.   The Wallace Employment Agreement remains in effect until July 14, 2013, unless terminated earlier as described below. Mr. Wallace is to receive a base salary of $125,000 for the twelve month period ending April 15, 2010 pursuant to the terms of the Wallace Employment Agreement and $135,000 per year for each remaining twelve month period during the term of the agreement.  Mr. Wallace also received stock options to purchase an aggregate of 100,000 shares of common stock of the Company at $0.45 per share, vesting at the rate of ¼ of such options per year, which were granted to Mr. Wallace on July 15, 2009, and stock options to purchase an aggregate of 124,000 shares of the Company’s common stock at an exercise price of $1.20 per share, vesting at the rate of ¼ of such options per year, which were granted to Mr. Wallace on May 16, 2008, which options are subject to the terms and conditions of the Stock Option Agreements evidencing such grants.

The Wallace Employment Agreement can be terminated by the Company for any reason, including for “Cause” – defined as a vote by the Board of Directors of the Company that Mr. Wallace should be dismissed as a result of (i) the commission of any act by Mr. Wallace constituting financial dishonesty against the Company (which act would be chargeable as a crime under applicable law); (ii) Wallace’s engaging in any other act of dishonesty, fraud, intentional misrepresentation, moral turpitude, illegality or harassment, which, as determined in good faith by the Board of Directors is reasonably likely to: (A) materially adversely affect the business or the reputation of the Company with its current or prospective customers, suppliers, lenders and/or other third parties with whom it might do business; or (B) negligently expose the Company to a risk of civil or criminal legal damages, liabilities or penalties; (iii) the repeated failure by Mr. Wallace to follow the directives of the Board of Directors; or (iv) Mr. Wallace’s inadequate performance of his duties to the Company, if not cured within thirty days of notice from the Company.

The Wallace Employment Agreement can be terminated by Mr. Wallace for any reason, including “Good Reason”, which is defined as (i) the assignment to Mr. Wallace of any duties materially inconsistent with Mr. Wallace’s positions, duties, authority, responsibilities and reporting requirements as provided in the Wallace Employment Agreement; or (ii) the Company of the Board of Directors taking any action which would require Mr. Wallace to be based outside of Houston, Texas, subject to the exclusions described in further detail in the Wallace Employment Agreement.

In the event the Wallace Employment Agreement is terminated by the Company for Cause, or by reason of Mr. Wallace’s death, or if Mr. Wallace terminates the Wallace Employment Agreement for any reason other than Good Reason, Mr. Wallace is due any and all salary and other compensation earned by him as of the date of termination.  In the event the Wallace Employment Agreement is terminated other than for Cause by the Company, by reason of Mr. Wallace’s disability, or by Mr. Wallace for Good Reason, Mr. Wallace is due severance pay equal to 10 weeks salary, if the termination occurs prior to June 30, 2010; and equal to 10 weeks of severance pay, plus two additional weeks of severance pay for each year that has past since June 30, 2010.  Additionally, Mr. Wallace agreed that he would not directly or indirectly, compete with the Company for a period of six months following the termination of his employment with the Company as an employee, employer, consultant, agent, investor, principal, partner, stockholder (except as provided in the Wallace Employment Agreement), corporate officer or director of any entity.

The description of the various employment agreements described above are subject in all respects to the actual terms and conditions of such agreements.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act of 1934, as amended, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

To our knowledge, based solely on a review of the copies of such reports furnished to us Benjamin P. Cowart, Christopher Stratton, Matthew Lieb, Chris Carlson, John Pimentel, Dan Borgen, David L. Phillips, and Ingram Lee, are currently subject to Section 16(a) filing requirements and have made their required filings with the Commission, we also believe that Trellus Management Company, LLC is subject to the Section 16(a) filing requirements and may not have made their required filings with the Commission to date.

Item 11. Executive Compensation

The following table sets for information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, which represent the Company’s principal executive officer (the Chief Executive Officer), and the Company’s two most highly compensated officers other than the principal executive officer:

SUMMARY COMPENSATION TABLE(1)

Name and principal position	Year Ended December 31,	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		All other Compensation ($)	Total ($)

Benjamin P. Cowart	2009	$146,520	(6)	$38,000	(5)	$0	$3,600	(2)	$0	$188,120
Chairman and CEO

Matthew Lieb	2009	$113,077	(6)	$17,500	(5)	$0	$23,932	(2)	$0	$154,509
Chief Operating Officer	2008	$162,000		$0		$0	$0		$0	$162,000
Former Chief Operating Officer of World Waste (4)	2007	$124,941	(3)	$0		$0	$396,100	(2)	$0	$521,041

Christopher Stratton	2009	$78,277	(6)	$7,500	(5)	$0	$4,500	(2)	$0	$90,287
Chief Financial Officer

Chris Carlson	2009	$74,727	(6)	$25,000	(5)	$0	$29,160	(2)	$0	$128,887
Secretary & VP of Finance

John Pimentel	2008	$180,000		$0		$0	$32,987	(2)	$0	$212,987
Former Chief Executive Officer of World Waste	2007	$180,000				$0	$936,410	(2)	$0	$1,116,430
				$0
Adam Shore	2008	$80,000		$0		$0	$0		$0	$80,000
Former Interim Chief Financial Officer of World Waste

David Rane	2008	$18,667		$0		$0	$7,497		$0	$26,164
Former Chief Financial Officer of World Waste	2007	$224,000		$0		$0	$247,500	(2)	$0	$471,500

(1)  Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer of the Company received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented.  The Company was formed as a Nevada corporation on May 14, 2008.  As a result of the Merger which closed on April 16, 2009, as the successor entity of World Waste (as described in greater detail above), we assumed World Waste’s filing obligations with the Securities and Exchange Commission.  As such, the information in the table above for the years ended December 2007 and 2008 relates to compensation paid to officers of World Waste, whereas the compensation for the year ended December 31, 2009, relates to compensation paid to officers of the Company following the Merger.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock form fiscal 2009 (and World Waste common stock for fiscal 2008 and 2007) calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3) Includes $23,833 paid to Mr. Lieb as consulting fees.

(4) Mr. Lieb served as the Chief Operating Officer of World Waste until April 16, 2009, the effective date of the Merger, at which time he began working for the Company as its Chief Operating Officer.

(5) Represents 2009 bonus amounts that have been accrued for as of December 31, 2009 but have not been paid to date.

(6) Represents 2009 compensation received subsequent to the effective date of the merger on April 16, 2009.

Board of Directors Compensation:

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2009:

NAME (1)	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)	TOTAL ($)
David Phillips	16,500 (3)	7,605 (2)	24,105
Dan Borgen	16,000 (3)	7,605 (2)	23,605
Ingram Lee	12,500 (3)	7,605 (2)	20,105
John Pimentel	16,500 (3)	3,600 (2)	20,100

No Director received any Stock Awards, Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings or other compensation during the fiscal year ended December 31, 2009.

(1) Mr. Cowart did not receive any compensation separate from the consideration he received as an officer of the Company for the year ended December 31, 2009 in consideration for his service to the Board as a Director of the Company.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3) $10,000 of the referenced amounts have been accrued but not paid.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Benjamin P. Cowart CEO	-	-	80,000	$0.50	7/15/14	-	-	-	-
Christopher Stratton CFO	-	-	100,000	$0.45	7/15/19	-	-	-	-
Ingram Lee Treasurer	5,000	-	15,000	$1.20	5/16/18	-	-	-	-
Ingram Lee Treasurer	-	-	80,000	$0.45	7/15/19	-	-	-	-
Chris Carlson Secretary	35,000	-	105,000	$1.20	5/16/18	-	-	-	-
Chris Carlson Secretary	-	-	25,000	$0.45	7/15/19	-	-	-	-
Matthew Lieb COO	68,752	-	131,248	$0.50	1/28/19	-	-	-	-
Matthew Lieb COO	-	-	50,000	$0.45	7/15/19	-	-	-	-
Matthew Lieb COO	40,000	-	-	$14.20	5/21/17	-	-	-	-

(1) The table above only includes equity awards granted in consideration for services rendered by the named executives disclosed above, and does not include any warrants granted in connection with the closing of the Merger as otherwise disclosed herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Vertex’s common stock as of March 15, 2010 by (i) each person who is known by Vertex to own beneficially more than five percent (5%) of Vertex’s outstanding common stock; (ii) each of Vertex’s directors; (iii) each of Vertex’s executive officers; and (iv) all of Vertex’s current executive officers and directors as a group. As of March 15, 2010, 8,254,256 shares of Vertex common stock were issued and outstanding and approximately 4,755,666 shares of Series A Preferred Stock (which each vote one voting share on shareholder matters) were issued and outstanding for approximately 13,009,992 voting shares.  There were also 100,000 shares of Series B Preferred Stock issued and outstanding, which shares have no voting rights (other than on matters concerning the Series B Preferred Stock).

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. Vertex believes that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person.

Shareholder Name		Number of Shares Beneficially Owned		Percent (1)

Benjamin P. Cowart Chief Executive Officer and Chairman		8,252,161	(a)	60.3%

Christopher Stratton Chief Financial Officer		-	(b)	*

John Pimentel Director		413,279	(c)	3.1%

Ingram Lee Treasurer and Director		228,331	(d)	1.8%

Dan Borgen Director		5,000	(e)	*

David Phillips Director		5,000	(f)	*

Chris Carlson Secretary		404,522	(g)	3.1%

Matthew Lieb Chief Operating Officer		108,752	(h)	*

Trellus Management Company, LLC	(i)	1,981,627	(j)	15.1%
350 Madison Avenue, 8th Floor New York, New York 10017

Total Officers and Directors (8 Persons)		8,796,179		61.9%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1) Based on 8,254,256 shares of Vertex common stock issued and outstanding and 4,755,666 shares of Series A Preferred Stock issued and outstanding (which each vote one voting share on shareholder matters) totaling 13,009,992 voting shares. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2010, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the officers or Directors listed in the table above is 1331 Gemini Street, Suite 250, Houston, Texas 77058.

(a) Includes 55,311 shares held by VTX, Inc., which Mr. Cowart serves as President of and is deemed to beneficially own ("VTX").  Also includes warrants to purchase an aggregate of 7,789 shares of the Company's common stock held by VTX, at various exercise prices from $1.55 to $37.00 per share, and with various expiration dates from between April 28, 2010 and February 26, 2018, granted to VTX, as a Partner of Vertex LP, for consideration in connection with the Merger (as described above)(the "Make-Whole Warrants").  Also includes Make-Whole Warrants to purchase an aggregate of 658,690 shares of our common stock held personally by Mr. Cowart.  Does not include options to purchase 80,000 shares of the Company's common stock at an exercise price of $0.50 per share, which options have not vested to Mr. Cowart to date. Also includes 3,330,883 voting shares subject to voting agreements entered into with various shareholders of Vertex, which voting agreements remain in effect until April 16, 2012.

(b) Does not include options to purchase 100,000 shares of the Company's common stock at an exercise price of $0.45 per share, which options have not vested to Mr. Stratton to date.

(c) Includes 35,000 shares held by Mr. Pimentel's wife, 3,030 shares of the Company's Series A Preferred Stock, warrants to acquire 250 shares of our common stock at an exercise price of $27.50 per share, options to acquire 125,000 shares of our common stock at exercise prices between $1.55 and $14.20 per share and options to acquire 150,000 shares of common stock at an exercise price of $0.50 per share.  Does not include options to purchase 80,000 shares of the Company's common stock at an exercise price of $0.45 per share, which options have not vested to Mr. Pimentel to date.

(d) Includes 182,622 shares owned by PTI, Inc., which are beneficially owned by Mr. Lee ("PTI") and 10,000 shares owned by Mr. Lee.  Also includes Make-Whole Warrants to purchase 25,709 shares of our common stock owned by PTI, and options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.20 per share.  Does not include options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 80,000 shares of the Company’s common stock at an exercise price of $0.45 per share, which options have not vested to Mr. Lee to date.

(e) Includes options to purchase 5,000 shares of the Company's common stock at an exercise price of $1.20 per share.  Does not include options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 80,000 shares of the Company’s common stock at an exercise price of $0.45 per share, which options have not vested to Mr. Borgen to date.

(f) Includes options to purchase 5,000 shares of the Company's common stock at an exercise price of $1.20 per share.  Does not include options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 80,000 shares of the Company’s common stock at an exercise price of $0.45 per share which options have not vested to Mr. Phillips to date.

(g) Includes Make-Whole Warrants to purchase 41,278 shares of our common stock and options to purchase 70,000 shares of the Company's common stock at an exercise price of $1.20 per share.  Does not include options to purchase 70,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.45 per share which options have not vested to Mr. Carlson to date.

(h) Includes options to purchase 40,000 shares of our common stock at an exercise price of $14.20 per share and options to purchase 68,752 shares of our common stock at an exercise price of $0.50 per share.  Does not include options to purchase 131,248 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.45 per share which options have not vested to Mr. Lieb to date.

(i) Represents shares and warrants beneficially owned by Trellus Offshore Fund Limited, Trellus Partners, II and Trellus Partners, LP, which are beneficially owned by Trellus Management Company, LLC.

(j) Includes 1,841,625 shares of Series A Preferred Stock of the Company and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $27.50 and warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $0.10 per share.

Item 13. Certain relationships and related Transactions, and Director Independence

The following information describes various related parties and affiliates of Vertex, VTX, Inc, which is wholly-owned by Mr. Cowart, the Chief Executive Officer and Chairman of Vertex, is the general partner of all of the entities described below.

Vertex Holdings (Vertex LP)

Vertex sub-leases office space from Vertex LP at its current principal executive office located at 1331 Gemini St., Suite 250, Houston, Texas 77058. The office rent is approximately $6,629 per month for 3,250 square feet, and the facility lease expires in June 2012.

CrossRoad Carriers (“CRC”)

CRC is a transportation company engaged in the transporting of petroleum fuels, bio fuels, and chemicals, and is 95.1% owned by Vertex LP and affiliated with Benjamin P. Cowart, Vertex’s Chairman and Chief Executive Officer, who serves as the general partner of CRC through VTX, Inc., an entity owned by Mr. Cowart. CRC provides transport services for Vertex LP and Vertex as well as for various third parties. The total costs and terms associated with the transportation fees that CRC charges Vertex are substantially similar to the terms granted to CRC’s other clients (including Vertex LP), which Vertex believes approximate current market rates.

Approximately 60% of feedstock that comes into Vertex is transported by CRC, and 85-90% of Vertex’s trucking needs are fulfilled by CRC.

Vertex Recovery (“VR”)

VR is a generator solutions company for the proper recycling and management of petroleum products, 92.5% owned by Vertex LP, whose general partner is VTX. VR receives used petroleum products from various third parties and generally works as a broker for used petroleum products. VR sells products to Vertex LP and/or acts as a broker in connection with sales. Approximately 25-35% (including H&H and H&H Baytown (described below)) of Vertex’s total feedstock come from VR.

VR’s established business practice is for Vertex to have the first option to accept or not to accept any feedstock streams which VR becomes aware of at the current market price.

VR is a “third party supplier” - a company that collects used petroleum products (“Feedstock”) from various Generators and then resells such feedstock. A “Generator” is any person or entity whose activity or process produces used oil or whose activity first causes used oil to be subject to regulation (for example, an automotive service center that performs oil changes). Vertex is not currently a Generator or a Third Party Supplier, but is only a purchaser of feedstock through VR and/or through alternative third party suppliers.

H&H Oil (Austin, Texas) (“H&H”)

H&H is a wholly-owned business unit of VR and is a used oil collection company. H&H sells product to Vertex and third parties. Historically, approximately 10% of Vertex’s feedstock has come from H&H, and approximately 40% of H&H’s feedstock has been sold to Vertex.

H&H Oil (Baytown, Texas) (“H&H-Baytown”)

H&H Baytown is a wholly-owned business unit of VR and is a used oil collection company. H&H Baytown sells product to Vertex. Historically, approximately 10% of Vertex’s feedstock has come from H&H Baytown, and approximately 65% of H&H-Baytown’s feedstock has been sold to Vertex.

H&H Oil (Corpus Christi, Texas) (“H&H-Corpus”)

H&H Corpus is a wholly-owned business unit of VR and is a used oil collection company. H&H Corpus sells product to Vertex.  Historically, approximately 1% of Vertex’s feedstock has come from H&H Corpus, and approximately 5% of H&H-Corpus’s feedstock has been sold to Vertex.

Cedar Marine Terminal (“CMT”)

CMT is a marine terminal 99% owned by Vertex LP that is engaged in the storage and terminaling of petroleum fuels. CMT is contracted to store products for Vertex and Vertex LP, as well as third parties. CMT’s general partner is VTX.

Approximately 40% of Vertex’s feedstock is terminaled and stored at CMT. Historically, approximately 80% of the feedstock that is terminaled at CMT belongs to Vertex, with an additional approximately 10% owned by companies affiliated with Vertex LP. The remaining approximately 10% belongs to an unrelated third party.

CMT is the operator of our licensed “thermal/chemical extraction technology” - a process infrastructure located at the Cedar Marine Terminal, operated and managed by CMT, consisting of multiple tanks, associated piping and proprietary design and engineering for the thermal/chemical extraction of used motor oil. Vertex pursuant to the Operating and Licensing Agreement described below,  licensed the technology from CMT, at a price equal to the documented development costs plus 10%.  CMT operates the actual thermal/chemical extraction process and Vertex pays them the operations cost plus 10%.  Although it is currently anticipated that Vertex LP and Vertex will be the only entities using the thermal/chemical extraction technology, because the license will be non-exclusive, CMT may license the technology to other parties and/or sell the technology outright. CMT currently provides terminalling services to Vertex competitors and may increase the volume of such services in the future.

Additionally, pursuant to the Asset Transfer Agreement (described above) and the terms of the Merger, Vertex was required to pay $1.6 million to Vertex LP, of which $0.9 million has been paid to date.  As such, Vertex is following a payment schedule agreed to by the Related Party Transaction Committee along with Vertex, LP which leaves approximately $0.7 million remaining, which we plan to pay in full by May 2010.

Vertex Residual Management (“VRM”)

VRM is an environmental consulting services company which is 69% owned by Vertex LP and controlled by Mr. Cowart through his ownership of VTX. VRM provides environmental compliance, residual management and regulatory oversight services (including permitting) to Vertex, Vertex LP and other affiliated companies, as well as third parties.

Vertex LP has an arrangement with VRM pursuant to which VRM provides services to Vertex LP and all of the other Vertex LP-related parties at cost, at the rate of 426 hours per month at $50 per hour for each entity, adjustable every six months. Vertex is responsible for its pro-rata share of the monthly fee payable to VRM pursuant to the pre-existing arrangement between VRM and Vertex LP, which has continued following the Merger.

-----------------------------------------

Affiliated Employees

Certain employees of Vertex spend a portion of their time working on behalf of companies that are affiliates of Mr. Cowart. These employees are not compensated by Vertex for any time dedicated to those companies.

Services Agreement

In connection with the Merger, Vertex LP and Vertex entered into a Services Agreement (the “Services Agreement”).  Pursuant to the Services Agreement, Vertex LP (through its various affiliates) agreed to perform services for Vertex, billed at the lesser of (a) the rates Vertex LP charges to non-affiliates, and (b) rates less than the amount Vertex LP charges to non-affiliates as mutually agreed between the parties, including the following:

•	Transportation services through CrossRoad Carriers for the transportation of Vertex's feedstock and refined and re-refined petroleum products;

•	Environmental compliance and regulatory oversight services to be performed by Vertex Residual Management Group LP., and

•	Terminaling services through Cedar Marine Terminals for the storage and loading out of feedstock by barge, unless such services are covered under a separate agreement entered into between the Parties.

The Services Agreement has a term of five (5) years, but can be terminated at any time with the mutual consent of both parties, with thirty days prior written notice in the event any provision of the agreement is breached, by the non-breaching party, or at any time with five (5) days written notice if Mr. Cowart is no longer employed by Vertex.

Operating and Licensing Agreement

Additionally, in connection with the Merger and effective as of the effective date of the Merger, Cedar Marine Terminals, L.P. (“CMT”) and Vertex entered into an Operating and Licensing Agreement (the “Operating Agreement”).  Pursuant to the Operating Agreement, CMT agreed to provide services to Vertex in connection with the operation of the Terminal run by CMT, and the operations of and use of certain proprietary technology relating to the re-refining of certain oil feedstock referred to as its “Thermal/chemical extraction process” (“TCEP”), in connection with a Terminaling Agreement by and between CMT and Vertex.  Additionally, Vertex has the right, following the payment of the R&D Costs (as defined below) to use the first 33,000 monthly barrels of the capacity of TCEP pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

The Operating Agreement has a term expiring on February 28, 2017, and can be terminated (a) by the mutual consent of both parties, (b) with thirty days prior written notice, if any term of the agreement is breached, by the non-breaching party, or (c) at any time after the R&D Costs (as defined below) are paid and Mr. Cowart’s employment has been terminated by Vertex.

In consideration for the services to be rendered pursuant to the Operating Agreement, Vertex agreed to pay CMT its actual costs and expenses associated with providing such services, plus 10%, subject to a maximum price per gallon of $0.40, subject to TCEP meeting certain minimum volume requirements as provided in the agreement.  The maximum price to be paid per gallon is subject to change based on the mutual agreement of both parties.

Pursuant to the Operating Agreement, Vertex also has the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of TCEP in any market in the world (the “License”), provided that Vertex pays CMT the documented net development costs of TCEP, which we have fully paid for in the amount of $1,731,889 to date (the “R&D Costs”).

The License expires automatically in the event Vertex (i) becomes insolvent or takes any action which constitutes its admission of inability to pay its debts as they mature; (ii) makes an assignment for the benefit of creditors, files a petition in bankruptcy, petitions or applies to any tribunal for the appointment of a custodian, receiver or a trustee for it or a substantial portion of its assets; (iii) commences any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation or statute of any jurisdiction, whether now or hereafter in effect; (iv) has filed against it any such petition or application in which an order for relief is entered or which remains undismissed for a period of ninety (90) days or more; (v) indicates its consent to, approval of or acquiescence in any such petition, application, proceeding or order for relief or the appointment of a custodian, receiver or trustee for it or a substantial portion of its assets; or (vi) suffers any such custodianship, receivership or trusteeship to continue un-discharged for a period of ninety (90) days or more; or dissolves or winds up its assets.

Right of First Refusal Agreement

Effective as of the date of the Merger, Vertex has the right, pursuant to a Right of First Refusal Agreement (the “Right of First Refusal Agreement”), to (a) match any third party offer to purchase Vertex Holdings LP, or any of its subsidiaries or assets (the “Property”) within thirty (30) days of the date such offer is received by Vertex, and (b) following the expiration of eighteen (18) months following the effective date of the Merger, to purchase any of the Property at a price to be determined by an independent third-party evaluation expert mutually agreed upon by the parties.  The Right of First Refusal Agreement, and the rights provided for therein remain in effect as long as Mr. Cowart is employed by Vertex.

Item 14. Principal Accounting Fees and Services

The Company appointed LBB & Associates Ltd., LLP as independent auditors to audit the consolidated financial statements of the Company for the fiscal years ended December 31, 2008 and December 31, 2009:

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants for the fiscal years ended December 31, 2009 and December 31, 2008:

Fee Category	2009 Fees	2008 Fees

Audit Fees	$54,915	$68,300
All Other Fees	$9,625	$129,771

Total Fees	$64,540	$198,071

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT NO.	DESCRIPTION

2.1(1)
Amendment No. 5, dated as of March 31, 2009, to Amended and Restated Agreement and Plan of Merger by and among World Waste Technologies, Inc., Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), Vertex Energy, Inc., Vertex Merger Sub, LLC and Benjamin P. Cowart.

3.1(2)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(1)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.

3.3(2)	Withdrawal of Designation of the Company’s Series B Preferred Stock

3.4(4)	Series B Convertible Preferred Stock Filing

3.5(2)	Bylaws of Vertex Energy, Inc.

4.1(2)	Vertex Energy, Inc., 2008 Stock Incentive Plan

4.2(3)	2009 Stock Incentive Plan of Vertex Energy, Inc.

10.1(2)	Asset Transfer Agreement

10.2(2)	Services Agreement

10.3(2)	Right of First Refusal Agreement

10.4(2)	Operating and Licensing Agreement

10.5(2)	Employment Agreement with Benjamin P. Cowart

10.6(2)	Employment Agreement with John Pimentel

10.7(2)	Employment Agreement with Matthew Lieb

10.8(2)	Letter Loan Agreement with Regions Bank

10.9(2)	Line of Credit with Regions Bank

10.10(2)	Security Agreement with Regions Bank

10.11(3)	Letter Agreement with Christopher Stratton

14.1(2)	Code of Ethics

16.1(2)	Letter from Stonefield Josephson, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Acting Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Acting Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

(4) Filed as an exhibit to the registrant’s Report on Form 8-K, filed with the Commission on January 14, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: March 30, 2010	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2010	By: /s/ Christopher Stratton
Christopher Stratton
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Christopher Stratton
	Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer) and Chairman		Christopher Stratton Chief Financial Officer, (Principal Accounting Officer)
Date:	March 30, 2010	Date:	March 30, 2010

By:	/s/ Ingram Lee	By:	/s/ Dan Borgen
	Ingram Lee Director		Dan Borgen Director

Date:	March 30, 2010	Date:	March 30, 2010

By:	/s/ John Pimentel
John Pimentel Director

Date:	March 30, 2010