Form 10-Q
period 2010-03-31
Vertex Energy Inc.
filed 2010-05-17
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-53619

———————
VERTEX ENERGY, INC.
(Exact name of registrant as specified in its charter)
———————

NEVADA	94-3439569
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1331 GEMINI STREET SUITE 250 HOUSTON, TEXAS	77058
(Address of principal executive offices)	(Zip Code)

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
 Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 8,274,256 shares of common stock (which includes the 20,000 shares of restricted common stock to be issued to consultants as referenced below) issued and outstanding as of May 5, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

VERTEX ENERGY, INC.

CONTENTS

Page
Consolidated Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$71,345	$514,136
Accounts receivable, net	2,675,125	2,188,423
Inventory	2,596,406	2,978,883
Prepaid expenses	102,731	115,541
Total current assets	5,445,607	5,796,983

Noncurrent assets
Licensing agreement, net	1,795,631	1,675,197
Fixed assets, net	74,598	75,807
Total noncurrent assets	1,870,229	1,751,004

TOTAL ASSETS	$7,315,836	$7,547,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,613,414	$5,052,558
Accounts payable-related party	617,864	527,731
Line of credit	1,100,000	-
Due to related party	441,855	841,855
Total current liabilities	5,773,133	6,422,144

Long-term liabilities
Mandatorily redeemable preferred stock, Series B, $.001 par value, 2,000,000 shares authorized, 100,000 and 0 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	100,000	-
Total liabilities	5,873,133	6,422,144

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 4,755,666 and 4,755,666 issued and outstanding at March 31, 2010 and December 31, 2009 respectively	4,756	4,756
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 8,254,256 and 8,254,256 issued and outstanding at March 31, 2010 and December 31, 2009 respectively	8,254	8,254
Additional paid-in capital	2,137,356	2,090,507
Accumulated deficit	(707,663)	(977,674)
Total stockholders’ equity	1,442,703	1,125,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,315,836	$7,547,987

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	March 31,	March 31,
	2010	2009

Revenues	$13,273,080	$7,709,263
Revenues-related parties	-	147,871
	13,273,080	7,857,134

Cost of revenues	12,245,250	7,838,642

Gross profit	1,027,830	18,492

Selling, general and administrative expenses	751,173	632,376

Income (loss) from operations	276,657	(613,884)

Other income (expense)
Other income	30,000	-
Interest expense	(36,646)	-
Total other income (expense)	(6,646)	-

Net income (loss)	$270,011	$(613,884)

Earnings per common share
Basic	$.03	$(0.11)
Diluted	$.02	$(0.11)

Shares used in computing earnings per share
Basic	8,254,256	5,502,000
Diluted	13,726,756	5,502,000

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

	March 31, 2010	March 31, 2009

Cash flows operating activities
Net income (loss)	$270,011	$(613,884)
Adjustments to reconcile net loss to cash
used by operating activities
Stock based compensation expense	46,848	34,377
Depreciation and amortization	33,448	573
Changes in assets and liabilities
Accounts receivable	(486,702)	233,720
Accounts receivable- related parties	-	21,232
Due from partnership	-	265,219
Inventory	382,476	580,971
Prepaid expenses	12,810	70,163
Accounts payable	(1,439,143)	660,830
Accounts payable – related parties	90,133	(1,196,673)
Net cash provided by operating activities	(1,090,119)	56,528

Cash flows from investing activities
Purchase of intangible assets	(149,956)	-
Purchase of fixed assets	(2,716)	-
Net cash used by investing activities	(152,672)	-

Cash flows from financing activities
Proceeds from sale of Preferred “B” shares	100,000	-
Distributions to limited partners prior to merger	-	(51,391)
Line of credit proceeds, net	1,100,000	-
Payments on due to related party balance	(400,000)	-
Net cash provided (used) by financing activities	800,000	(51,391)

Net increase in cash and cash equivalents	(442,791)	5,137

Cash and cash equivalents at beginning of the period	514,136	17,616

Cash and cash equivalents at end of period	$71,345	$22,753

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$33,443	$14,650

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the “Company,” or “Vertex Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements as filed with the SEC on Form 10-K on March 30, 2010 (the “Form 10-K”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

There are several indicators that may cause the Company to face liquidity difficulties. These indicators include (i) losses for the 2008 and 2009 fiscal years, (ii) negative working capital at March 31, 2010, and (iii) default by the Company, based on non-compliance with certain financial covenants, with regard to its bank line of credit in the amount of $3,500,000 as of March 31, 2010, and subsequent thereto, and (iv) negative cash flow from operations for the three months ended March 31, 2010. Furthermore, the Company has drawn $1,100,000 on the line of credit as of March 31, 2010, repayment of which could technically be demanded by the lender at any time.

Accordingly, Company management has identified the following as factors which mitigate the negative indicators noted above:

•
The Company has seasoned senior management, and has a track record of profitable operations prior to the last two years, and forecasts improved operations and positive income from operations as experienced during the first quarter of 2010.

•
Management specifically attributes the performance of the last two years to one-time occurrences, including (i) an unprecedented near collapse of the American financial markets in the last half of 2008, (ii) a category 5 hurricane in the Houston area, also in 2008, resulting in a slow down in the Company’s operations, and (iii) the significant and temporary increase in legal, accounting, and administrative costs during 2008 and 2009 associated with the Company’s merger process.

•
Also during 2008 and 2009, management has devoted considerable resources in the development, through its affiliate Cedar Marine Terminals, LP of an improved internal, re-refining process which management believes will result in less dependence on outside providers and greater profitability. Management does not anticipate incurring significant additional licensing or development costs at the current facility.  During the first quarter of 2010, volumes produced and sold increased over the 2009 quantities.

•
Management believes that if the bank calls the outstanding debt or does not renew its line of credit, the Company would decrease the purchase of inventory, sell existing inventory in order to repay the loan and may have to scale back current operations.

Based on the above, management has concluded that sufficient factors exist which mitigate the indicators of the Company’s liquidity difficulties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810-10-15, “Consolidation-Variable Interest Entities,” or Topic 810-10-15.  Topic 810-10-15 improves financial reporting by enterprises involved with variable interest entities and provides more relevant and reliable information to users of financial statements.  Topic 810-10-15 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  We adopted Topic 810-10-15 on January 1, 2010, but it did not have a material impact on our consolidated financial statements.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 2.  RELATED PARTIES

The Company has numerous transactions with Vertex Holdings, L.P., formerly Vertex Energy, L.P. (also defined herein as the “Partnership” or “Vertex LP”), including the lease of the Partnership’s storage facility, subletting of office space, transportation of feedstock to re-refiners and the Company’s storage facility, and delivery from the Company’s re-refinery to end customers. The pricing under these contracts is with certain wholly-owed subsidiaries of the Partnership and is priced at market, and is reviewed periodically from time to time by the Board of Directors’ Related Party Transaction committee.  The Related Party Transaction committee includes at least two independent directors and will review and pre-approve any and all related party transactions.

The financial statements included revenues from related parties of $0 and $147,871 and inventory purchases from related parties of $1,232,847 and $998,954 for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, the Company owes $1,059,719 to related parties. This includes $441,855 due to Vertex Holdings, L.P., and $617,864 of accounts payable most of which is due to Cedar Marine Terminal (“CMT”). Vertex Holdings, L.P. and CMT are majority owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart.

NOTE 3.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND COMMITMENTS

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the three months ended March 31, 2010, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables.  Five large companies with various independent divisions represented 26%, 25%, 21%, 16% and 11% of the Company’s gross sales for the three months ended March 31, 2010. Three companies represented 53%, 32%, 12% of outstanding trade receivables for the three months ended March 31, 2010.  One large company with various independent divisions represented 75% of the Company’s gross sales and 94% of outstanding trade receivables for the three months ended March 31, 2009.

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

The Company has several purchase agreements with suppliers that require purchases of minimum quantities of the Company’s products.  The agreements generally have a one year term, after which they become month-to-month agreements.  There are no penalties associated with these agreements.  Minimum purchases under these contracts are approximately $10,135,756 for the period ending August 31, 2010.

The Company has several debt facilities available for use, of which there was $1,100,000 and $0 outstanding as of  March 31, 2010 and 2009, respectively. See note 4 for further details.

The Company purchases goods and services from three companies that represented 25%, 16% and 13% of total purchases for the three months ended March 31, 2010.  The entity that was 16% of the total is a related party from which Vertex Energy purchased the license described in Note 9.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 4. NOTES PAYABLE

The Company assumed up to $1.6 million of Vertex LP’s indebtedness as a result of the merger as previously disclosed in the Form 10-K filed on March 30, 2010. As of March 31, 2010, the balance on the liability was $441,855. The liability is evidenced by a note which bears interest of 6.25% and payments are made when sufficient cash flows are available, and when approved by the Related Party Committee of the Board of Directors.

In June 2009, the Company secured a revolving line of credit of up to $3.5 million with Regions Bank (“Regions”), which is expected to be used for feedstock purchases and general corporate purposes.  The line of credit bears interest at LIBOR plus 4% per annum (5% at March 31, 2010), subject to a minimum of 5% per annum, adjusted monthly, and which is due on May 25, 2010.  The balance on the line of credit was $1,100,000 at March 31, 2010.  As of March 31, 2010, the Company was out of compliance with certain covenants, as required by the Letter Agreement.  Regions has not provided us any notice of a default under the Letter Agreement; however, we will be seeking a formal waiver from Regions of the covenant described above after the filing of this report, which we can provide no assurances will be granted.

The financing arrangement discussed above is secured by all of the assets of the Company.  Management of Vertex Energy believes that with the financing arrangements, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

NOTE 5. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $46,848 and $34,377 for the three months ended March 31, 2010 and 2009, respectively. No share-based compensation cost had been capitalized as part of inventory or fixed assets.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. Expected volatilities are based on management’s estimates given that the Company’s stock is not widely traded. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected term of options granted  is based on the remaining contractual lives of the related grants. The risk-free rate for periods within the contractual life of the option is based on the Federal Reserve’s risk-free interest rate based on zero-coupon government issues at the time of the grant.

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

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Stock option activity for the three months ended March 31, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2009	2,733,334	$5.76	8.61	$731,762
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Outstanding at March 31, 2010	2,733,334	$5.76	8.36	$731,762

Vested at March 31, 2010	1,298,459	$11.39	7.36	$163,246

Exercisable at March 31, 2010	1,298,459	$11.39	7.36	$163,246

A summary of the Company’s stock warrant activity and related information for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2009	998,944	$24.21	2.54	$57,202
Warrants granted	100,000	2.00	3.00	4,950
Warrants exercised	-	-	-	-
Warrants cancelled/forfeited/expired	-	-	-	-
Warrants at March 31, 2010	1,098,944	$22.19	2.57	$62,152

Vested at March 31, 2010	998,944	$24.21	2.54	$57,102

Exercisable at March 31, 2010	998,944	$24.21	2.54	$57,102

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

The following table summarizes the assumptions used in assessing the above described options valuations:

	THREE MONTHS ENDED MARCH 31, 2010	YEAR ENDED DECEMBER 31, 2009

Expected volatility	50-75%	50-75%
Expected dividends	0%	0%
Expected term (in years)	10	10
Risk-free rate	1.71-3.5%	1.71-3.5%

NOTE 6. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income (loss)  available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three months ended March 31, 2010 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the three months ended March 31, 2010 does not include 2,154,801 options and 1,015,087 warrants due to their anti-dilutive effect.

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of March 31, 2010 there were 8,254,256 common shares issued and outstanding.

Each share of the Company’s common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by the Company’s board of directors. No holder of any shares of the Company’s common stock has a preemptive right to subscribe for any the Company’s securities, nor are any shares of the Company’s common stock subject to redemption or convertible into other securities. Upon liquidation, dissolution or winding-up of the Company and after payment of creditors and preferred shareholders of the Company, if any, the assets of the Company will be divided pro rata on a share-for-share basis among the holders of the Company’s common stock. Each share of the Company’s common stock is entitled to one vote, except with respect to the election of one (1) of the Company's directors by the Company's Series A Preferred Stock (described below under Note 8) holder. Shares of the Company’s common stock do not possess any cumulative voting rights.

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of March 31, 2010 there were 4,755,666 Preferred A shares issued and outstanding and 100,000 Preferred B shares issued and outstanding.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Holders of outstanding shares of the Company’s Series A Convertible Preferred are entitled to receive dividends, when, as, and if declared by the Company’s board of directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to the Company’s Series A Preferred until dividends in the same amount per share on the Company’s Series A preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of the Company, each share of the Company’s Series A Preferred is entitled to receive $1.49 prior to similar liquidation payments due on shares of the Company’s common stock or any other class of securities junior to the Company’s Series A Preferred. Shares.  The Company’s Series A Preferred are not entitled to participate with the holders of the Company’s common stock with respect to the distribution of any remaining assets of the Company.  Shares of Series A Convertible Preferred automatically convert into shares of common stock on the earliest to occur of the following: (a) the affirmative vote or written consent of the holders of a majority of the then-outstanding shares of Series A Preferred; (b) If the closing market price of the Company's common stock averages at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 7,500 shares over such period; (c) if the Company consummates an underwritten public offering of its securities at a price per share not less than $10 and for a total gross offering amount of at least $10 million; or (d) if a sale of the Company occurs resulting in proceeds to the holders of the Company's Series A Preferred of a per share amount of at least $10; provided that holders of the Company's Series A Preferred may not voluntarily convert their shares into the Company's common stock for at least one year following the issuance of the Series A Preferred. Thereafter, holders may convert their shares of Series A Preferred subject to the following conditions: (i) at any time following the one-year anniversary of the issuance of Series A Preferred, holders may convert only up to that number of shares such that, upon conversion, the aggregate beneficial ownership of the Company's common stock of any such holder does not exceed 4.99% of the Company's common stock then outstanding; and (ii) prior to the three-year anniversary of the issuance of the Series A Preferred, no holder may, in any given three-month period, convert more than that number of shares of the Company's Series A Preferred that equals 5% of the total number of shares of Series A Preferred then beneficially owned by such holder.  Each share of the Company's Series A Preferred converts into one share of the Company's common stock, subject to adjustment.

On January 13, 2010, the board of directors approved the filing of a Certificate of Designation of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which was filed with the Secretary of State of Nevada on January 14, 2010.  The designation provides for 2,000,000 shares at $.001 par value per share.

In January 2010, the Company began a private placement offering to accredited investors only of up to 2,000,000 units (the “Offering”), each consisting of (a) one share of Series B Preferred Stock; and (b) one three year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share (each a “Unit”).  We also agreed to grant investors in the Offering piggy-back registration rights in connection with the shares of common stock issuable in connection with the conversion of the Series B Preferred and the shares of common stock issuable in connection with the exercise of the warrants sold in the Offering.

The  Series B Preferred Stock accrues a dividend of 12% per annum, payable quarterly in arrears (beginning on the first full quarter after the issuance date of such Series B Preferred Stock), based on a face value of $1.00 per share. The Series B Preferred Stock includes a liquidation preference which is junior to the Company’s previously outstanding shares of preferred stock, senior securities and other security holders as provided in further detail in the designation. The Series B Preferred Stock is convertible into shares of the Company’s common stock on a one for one basis at a conversion price of $1.00 per share, provided that the Series B Preferred Stock automatically converts into shares of the Company’s common stock on a one for one basis if the Company’s common stock trades above $2.00 per share for a period of 10 consecutive trade days.  The Series B Preferred Stock has no voting rights (other than on matters concerning the Series B Preferred Stock described in the designation) and the Company is obligated to redeem any unconverted shares of the Series B Preferred Stock in cash at $1.00 per share on the third anniversary date of the original issuance date of each share of Series B Preferred Stock.

Based upon the Company’s evaluation of the terms and conditions of the Series B Preferred Stock, the Company concluded that their features are more akin to a debt instrument than an equity instrument, since the shares are potentially subject to cash redemption, which means that the Company’s accounting conclusions are generally based upon standards related to a traditional debt security. The Series B Preferred Stock is recorded as a liability at the carrying value of the possible redemptions.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Each warrant provides the holder the right to purchase one share of the Company’s common stock at an exercise price of $2.00 per share.  The warrants contain a cashless exercise provision (exercisable after six months have past from the date of issuance of any warrant) whereby the holder can affect a cashless exercise of any portion of the shares of common stock issuable in connection with the exercise of the warrant which have not been previously registered by the Company.  The warrants have a term of three years.  The right to shares of common stock issuable in connection with the exercise of the warrants (“Warrant Shares”) is redeemable by the Company in its sole discretion at a redemption price of $0.01 per Warrant Share, in the event the Company’s common stock trades at or above $3.00 per share for at least ten consecutive trading days, after providing the holder at least 30 days notice of the Company’s intention to exercise such redemption right.

NOTE 9.  LICENSING AGREEMENT

The Company operates under an operating and licensing agreement with a related party that is majority owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart, that provides for an irrevocable, non-transferable, royalty-free, perpetual right to use a certain thermal/chemical extraction technology (TCEP”) to re-refine certain used oil feedstock and associated operations of this technology on a global basis.  This includes the right to utilize the technology in any future production facilities built by the Company.  If the related entity is unable to continue operations, the Company would not have a source of its TCEP products to sell to customers, which could negatively impact sales. The Company must approve any research and development costs that are performed by the related party and this may affect the related party’s ability to maintain technological feasibility of the technology which could impact the value of the license. The Company will continue to make expenditures on the development of the process in the foreseeable future, which could be significant. We believe the license is technologically feasible; however, we believe we can make improvements that will enhance the TCEP process and design.

The initial valuation of the license was based upon the cost to acquire the use of the thermal/chemical extraction technology and its processes.  It will be assessed over time for changes in the valuation. Additional development costs capitalized during the three months ended March 31, 2010 were $149,956. The Company is amortizing the value of the license agreement over a fifteen year period.  Amortization expense was $29,523 and $0 for the three months ending March 31, 2010 and 2009, respectively.  The Company evaluated the carrying value of the license and determined that no impairment existed at March 31, 2010.

The related party recently received notice from a lender that the lender believed it to be in default of certain borrowing criteria.  Although the related party is taking action to remedy this default, it has not been remedied to date.  If the default is not cured, it could materially impact the Company’s ability to utilize this licensing agreement.  The related party has until May 28, 2010, to repay amounts owed under the loan agreements, and believes that it has additional time to come to an understanding with the lender regarding its defaults.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the three months ended March 31, 2010 and 2009, is as follows:

THREE MONTHS ENDED MARCH 31, 2010

		Refining &
	Black Oil	Marketing	Total
Revenues	$2,956,984	$10,316,096	$13,273,080

Cost of revenues	2,890,077	9,355,173	12,245,250

Gross profit	66,907	960,923	1,027,830

Selling, general and administrative expenses	301,261	449,912	751,173

Net income (loss) from operations	(234,354)	511,011	276,657

Other income	30,000	-	30,000
Interest expense	(18,323)	(18,323)	(36,646)

Net income (loss)	$(222,677)	$492,688	$270,011

Total Assets	$1,367,356	$5,948,479	$7,315,835

THREE MONTHS ENDED MARCH 31, 2009

		Refining &
	Black Oil	Marketing	Total
Revenues	$5,872,774	$1,984,360	$7,857,134

Cost of revenues	5,628,299	2,210,343	7,838,642

Gross profit	244,475	(225,983)	18,492

Selling, general and administrative expenses	533,827	98,549	632,376

Net income (loss)	$(289,352)	$(324,532)	$(613,884)

Total Assets	$2,111,984	$1,293,019	$3,405,003

NOTE 11. SUBSEQUENT EVENTS

Subsequent to March 31, 2010, $1,400,000 was outstanding under the Line of Credit, of which there was $2,128,157 available, leaving an available balance of $728,157. The Company was out of compliance with certain covenants, as required by the Letter Agreement.  This was due in part to the additional expenditures and investments made in the thermal/chemical extraction process resulting in the Company having non-conforming ratios with the bank.  Management believes that as they begin selling the finished product from the thermal/chemical extraction process it will be able to comply with the ratios during the second quarter of 2010.  The bank has not provided the Company with notice of default under the Letter Agreement, and therefore it does not believe to be in default under the agreement; however, the Company will seek a formal waiver of the covenant described above, of which no assurance can be provided that the waiver will be granted.

In April 2010, we paid $200,000 to Vertex LP in connection with the $1.6 million of debt which the Company agreed to assume from Vertex LP and/or replace in connection with the Merger, of which $241,855 remained to be assumed/replaced following the payments.

In April 2010 we entered into consulting and advisory agreements for general corporate advisory services.  The agreements will expire on June 30, 2010.  Pursuant to the agreements, we agreed to compensate the consultants with 20,000 shares of restricted common stock, which will be restricted for one year; until April 30, 2011.

In April 2010 we entered into a consulting and advisory agreement for general corporate advisory services.  This agreement will expire on May 31, 2010.  Pursuant to the agreement, we agreed to compensate the consultants with a monthly fee and a bonus of cash and/or an amount of warrants, in an amount consistent with the going market rate for performing such services.

Subsequent to March 31, 2010, the Company received $350,000 in cash in connection with the sale of 350,000 units, each consisting of (a) one share of Series B Convertible Preferred Stock; and (b) one three year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share (each a “Unit”).  There are 450,000 shares of Series B Convertible Preferred Stock issued and outstanding as of the date of this Report.

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

Reliance on Contracts and Relationships; Low Capital Intensive Business

We currently have no significant capital assets and instead contract on a fee-paid basis for the use of all assets we deem to be necessary to conduct our operations, from either independent third-parties or related-parties, pursuant to the Operating Agreement, described below, and other related party agreements described in greater detail in our Report on Form 10-K, filed with the Commission on March 30, 2010. These assets are made available to us at market rates which are periodically reviewed by the Related Party Transaction Committee of the Company’s Board of Directors. Our management has chosen to contract for the use of assets rather than purchase or build and own them in order to provide flexibility in the Company’s capital equipment requirements in the event there is a need for more or less capacity due to rapid growth or contraction in the future. We expect to continue to rely on contracts for access to assets going forward, to avoid the initial capital expenditures that would be required to build our own facilities.

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

Operating and Licensing Agreement

In connection with the Merger and effective as of the effective date of the Merger, Cedar Marine Terminals, L.P., a subsidiary of Vertex LP (“CMT”) and us entered into an Operating and Licensing Agreement (the “Operating Agreement”).  CMT is controlled by Vertex LP, an entity which is majority owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  These related party transactions are discussed in detail in the Form 10-K filed on March 30, 2010. Pursuant to the Operating Agreement, CMT agreed to provide services to us in connection with the operation of the Terminal run by CMT, and the operations of and use of certain proprietary technology relating to the re-refining of certain oil feedstock referred to as our “thermal chemical extraction process” (“TCEP”), in connection with a Terminaling Agreement by and between CMT and Vertex LP.  Additionally, we have the right to use the first 33,000 monthly barrels of the capacity of the thermal chemical extraction process pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

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

Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of the thermal chemical extraction process (the “License” which we have fully paid for in the amount of $1,881,846), in any market in the world (except at CMT’s Baytown facility where it is non-exclusive).

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

Recent Events

On or around February 5, 2010, Vertex entered into an agreement with a third party to supply the third party with recovery oil feedstock (used oil).  We have not yet begun supplying feedstock under the agreement, which calls for commencement of deliveries on or before August 1, 2010. Pursuant to the terms of the agreement, we have agreed to supply up to 12,000 barrels of feedstock per month to the third party in consideration for payment to be made to the Company. We anticipate supplying feedstock pursuant to the terms of the agreement.  There are no penalties associated with these agreements.

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

REFINING AND MARKETING - The Refining and Marketing division generates revenues relating to the sales of finished products.  The Refining and Marketing division gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and then processed at a third-party facility under our direction. The end products are typically three distillate petroleum streams (gasoline blendstock, fuel oil cutterstock and marine cutterstock), which are sold to major oil companies or to large petroleum trading and blending companies. The end products are delivered by barge and truck to customers.  In addition, the Refining and Marketing division gathers hydrocarbon streams in the form of recovered black oil which is then re-refined through our thermal chemical extraction process.  The finished product is then sold by barge as marine fuel cutterstock and a feedstock component for major refineries.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Set forth below are our results of operations for the three months ended March 31, 2010, as compared to the same period in 2009; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Revenues	$13,273,080	$7,857,134	$5,415,946	69%

Cost of Revenues	12,245,250	7,838,642	(4,406,608)	(56)%

Gross Profit	1,027,830	18,492	1,009,338	5458%

Selling, general and administrative expenses	751,173	632,376	(118,797)	(19)%

Income (loss) from operations	276,657	(613,884)	890,541	145%

Other Income	30,000	-	30,000	100%
Interest Expense	(36,646)	-	(36,646)	(100)%

Net income	$270,011	$(613,884)	$883,895	144%

Each of our segments’ gross profit during these periods was as follows:

	Three Months Ended March 31,
Black Oil Segment	2010	2009	$ Change	% Change
Total revenue	$2,956,984	$5,872,774	$(2,915,790)	(50)%
Total cost of revenue	2,890,077	5,628,299	2,738,222	49%
Gross profit	$66,907	$244,475	$(177,568)	(73)%

Refining Segment
Total revenue	$10,316,096	$1,984,360	$8,331,736	420%
Total cost of revenue	9,355,173	2,210,343	(7,144,830)	(323)%
Gross profit	$960,923	$(225,983)	$1,186,906	525%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 69% during the first quarter of 2010, compared to the same period in 2009, largely due to increases in commodity pricing.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2010 increased $31.77 per barrel from a three month average of $38.91 per barrel during the 2009 period to $70.68 per barrel during the 2010 period.  On average, prices we received for our products increased 68% for the quarter ended March 31, 2010, compared to the prior year’s quarter, resulting in a $5.4 million increase in revenue.

Volume for our Black Oil division decreased twenty-five percent for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  Our volumes were impacted due to (1) loss of demand to fuel oil blenders due to market changes, (2) loss of the Omega Refining, LLC (“Omega”) contract, and (3) decreased volumes of feedstock available in the market due to the overall economic slowdown.  In addition, one of the third-party re-refining facilities that the Black Oil division supplies feedstock to stopped receiving product at the end of the 2009 year and did not start back up until the end of the 1st quarter of 2010.

In addition to our volume decrease for the three months ended March 31, 2010, our per barrel margin decreased approximately 63% from the three months ended March 31, 2009.  Also, consistent with previous years, the seasonal downturn during the first quarter adversely affected our performance.

Our Refining and Marketing division experienced an increase in production of 505% for its marine cutterstock product for the three months ended March 31, 2010, compared to the same period in 2009, and commodity price increases of approximately 56% for the same period. The increased production was due in large part to the increased TCEP production during the 1st quarter of 2010.  The average posting (U.S. Gulfcoast No. 2 Waterborne) for the three months ended March 31, 2010 increased $30 per barrel from a three month average of $54.06 per barrel during the 2009 period to $84.42 per barrel during the 2010 period.

Our Pygas production decreased during the three months ended March 31, 2010, compared to the same period in 2009; however, commodity prices increased approximately 66% for our finished product for the three month period ended March 31, 2010, compared to the same period in 2009.

Our gasoline blendstock volumes increased 12% during the three months ended March 31, 2010 as compared to the same period in 2009.  This variance was primarily caused by the timing of production and feedstock availability.  The overall increase in revenues associated with our Refining and Marketing division was due to increases in market prices coupled with increased volumes.  Overall volume for the Refining and Marketing division increased 69% during the three month period ended March 31, 2010 as compared to the same period in 2009.  In addition, margin per barrel increased over 300% during the three months ended March 31, 2010 as compared to the same period of 2009.

The following table sets forth the high and low spot prices during 2009 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.07	December 29	$1.05	March 11
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.05	June 16	$1.05	January 7
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$75.55	November 4	$37.50	January 2
NYMEX Crude oil (dollars per barrel)	$81.19	October 22	$33.98	February 12
Reported in Platt’s US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first three months of 2010 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.16	January 6	$1.84	February 8
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.21	March 17	$1.86	February 8
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$75.70	January 7	$65.55	February 5
NYMEX Crude oil (dollars per barrel)	$83.76	March 31	$71.19	February 5
Reported in Platt’s US Marketscan (Gulf Coast)

We have seen increased stabilization in each of the benchmark commodities through March 2010; however such values are significantly stronger than they were in 2009.  Declining commodity pricing, typically results in a corresponding decrease in our revenues, gross profits, and net income.  As such, we have adjusted the way we price some of our products and we believe the resulting pricing will help to mitigate some of the volatility experienced in prior periods.

Our margins are a function of the difference between what we are able to pay for raw materials and the market prices for the range of products produced.  The various petroleum products produced are typically a function of Crude Oil indices and are quoted on multiple exchanges such as the New York Mercantile Exchange (“NYMEX”).  These prices are determined by a global market and are subject to external factors over which the Company has no control, including but not limited to supply/demand, weather, politics, and global/regional inventory levels.  As such, we cannot provide any assurances regarding results of operations for any future periods, as numerous factors outside of our control affect the prices paid for raw materials and the prices (for the most part keyed to the NYMEX) that can be charged for such products.  Additionally, for the near term, results of operations will be subject to further uncertainty, as the global markets and exchanges, including the NYMEX, have recently experienced extreme volatility due to a tightening of the credit markets and an overall malaise in the financial investment market in general.

             During the three months ended March 31, 2010, gross profit increased 5,458% from the same period in 2009, primarily due to increases in commodity pricing, and increases in volumes and increased industrial demand associated with the prior downturn of the US economy and resulting recession during 2009.  Selling, general, and administrative expenses increased 19% for the three months ended March 31, 2010, compared to the same period in 2009.  This increase is primarily due to added expenditures incurred in connection with the regulatory compliance requirements associated with us being a publicly-traded company, some of which included legal, audit and filing expenses of approximately $70,000.  In addition $46,848 of expenses during the first quarter of 2010 related to stock compensation expenses associated with employee and consultant stock options.

We had net income of $270,011 for the three months ended March 31, 2010, compared to net loss of $613,884 for the three months ended March 31, 2009, an increase in net income of  $883,895 or 144% from the prior year’s period.  The increase in net income was mainly due to a 69% increase in revenues and substantial increases in the margins on our products during the period ended March 31, 2010, compared to the period ended March 31, 2009, and was offset by a 56% increase in cost of revenues and a 19% increase in selling, general and administrative expenses.

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

We had total assets of $7,315,836 as of March 31, 2010, which consisted of total current assets of $5,445,607, consisting of cash and cash equivalents of $71,345, accounts receivable, net of $2,675,125, inventory of $2,596,406, prepaid expenses of $102,731, and long term assets consisting of fixed assets of $74,598, and a licensing agreement in the amount of $1,795,631, which represents the value of the Company’s licensing agreement for the use of the thermal chemical extraction technology.  As of March 31, 2010, an additional $481,846 of development investments were made to the thermal/chemical process technology and added to the original $1.4 million license value.   The Company has fully paid Cedar Marine Terminals (“CMT”) for the license for the thermal/chemical process as of the date of this filing.

We had total liabilities, which consisted of current liabilities of $5,773,133 as of March 31, 2010, which included accounts payable of $3,613,414, accounts payable – related parties of $617,864, amounts due to related party of $441,855, and a balance on our line of credit with Regions bank in the amount of $1,100,000.

We had negative working capital of $327,526 as of March 31, 2010. Excluding current liabilities to related parties our working capital was $732,193 as of March 31, 2010.

The Company continues to monitor developments in the financial and credit markets of which  continued turmoil in these markets has resulted in a decreased willingness on the part of lenders to enter into new agreements or extend loans.  The banks and other businesses with which we transact our business have also been affected by market developments and conditions, which could affect their ability to enter into transactions with us and further impact the way we conduct business.

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

In June 2009, we secured a line of credit of up to $3.5 million (which shall in no event be more than 80% of certain accounts held by us and 50% of the total amount of our inventory, as otherwise described in the Regions Agreement), in connection with our entry into a Letter Loan Agreement (the “Regions Agreement”) and a Revolving Line of Credit (the “Line of Credit”) with Regions Bank (“Regions”) which is expected to be used for feedstock purchases and general corporate purposes.  The Line of Credit bears interest at the LIBOR rate plus 4% per annum, subject to a minimum of 5% per annum, adjusted monthly, and which is due on May 25, 2010.  The Company is currently in discussions with Regions regarding a renewal or extension of this line of credit.  The Regions Agreement also provided for a $1.6 million loan, which we have not borrowed against to date (the “Letter Loan”) and a $500,000 equipment guidance line, which we have not utilized to date.  The Letter Loan would be due on May 25, 2010, and accrue interest at the rate of the greater of 5% or the LIBOR rate plus 1.5% per annum, adjusted monthly.  The Line of Credit (and the Letter Loan and equipment guidance line, should we choose to draw on such loans) are secured by a Security Agreement, which gives Regions a security interest in substantially all of our assets.  The Line of Credit also provided that we would pay Regions an aggregate of $17,500 in borrowing fees, and would pay Regions a fee equal to the unused amount of the Line of Credit multiplied by 0.35%, accruing daily and payable at the end of each calendar quarter.  The Line of Credit also requires that we meet and comply with certain liabilities to assets ratios and lending ratios described in greater detail in the Line of Credit, as well as certain other affirmative and negative covenants, the breach of which trigger a default of the Line of Credit.

As of March 31, 2010, we had drawn down $1,100,000 of the Line of Credit, of which there was $3,300,392 available to us (based on the criteria described above).  As of March 31, 2010 we were out of compliance with certain covenants, as required by the Letter Agreement.  This was due in part to the additional expenditures and investments made in the thermal chemical extraction process resulting in us having non-conforming ratios with Regions bank.  We believe that as we continue selling our finished product from the thermal chemical extraction process we will be taking steps during the second quarter to comply with these ratios.  Regions has not provided us any notice of a default under the Letter Agreement, and as such we do not believe we are in default under the Letter Agreement; however we will be seeking a formal waiver from Regions of the covenant described above after the filing of this report, which we can provide no assurances will be granted.

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

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our business and future growth, which is subject to cyclical changes in commodity prices, we will be exploring additional sources of external liquidity.  The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot be assured however, that future financing will be available in amounts or on terms acceptable to us, or at all.

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

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  The total number of shares of common stock outstanding as of the date of this report was 8,274,256 shares (which includes the 20,000 shares of restricted common stock to be issued to consultants as referenced below), and approximately 6,600,000 of these shares are subject to Lock-up Agreements.  The Lock-up Agreements provide that until three years following the effective date of the Merger (the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer any shares of common stock such holders beneficially own, without the Company's prior written consent.  Notwithstanding the foregoing, the Lock-up Agreements provide that the holders may transfer (i) all or any portion of the shares subject to the Lock-up Agreements commencing on the date that the closing price of our common stock has averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period has averaged at least 7,500 shares; (ii) all or any portion of the shares as a bona fide gift or gifts, provided that the donee or donees thereof agree to be bound by the restrictions set forth in the Lock-up Agreement, (iii) all or any portion of the shares to any trust for the direct or indirect benefit of the holder or the immediate family of the holder, provided that the trustee of the trust agrees to be bound by the restrictions set forth in the Lock-up Agreement, and provided further that any such transfer shall not involve a disposition for value, and (iv) in any given three-month period commencing on the one-year anniversary of the effective date of the Merger, up to that number of shares equal to 5% of the total number of shares then beneficially owned by such holder.

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

Cash flows for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three Months Ended March 31,
	2010	2009

Beginning cash and cash equivalents	$514,136	$17,616

Net cash provided by (used in):
Operating activities	(1,090,119)	56,528
Investing activities	(152,672)	-
Financing activities	800,000	(51,391)

Net increase (decrease) in cash and cash equivalents	(442,791)	5,137

Ending cash and cash equivalents	$71,345	$22,753

Operating activities used cash of $1,090,119 for the three months ended March 31, 2010 as compared to being provided $56,528 of cash during the corresponding period in 2009.  The primary reason for this decrease is related to our $486,702 increase in accounts receivable, $382,476 decrease in inventory and $90,133 increase in accounts payable-related parties, which was offset by $1,439,143 of decrease in accounts payable.  Additionally, non-cash net income related to stock compensation provided $46,848 of liquidity.

Investing activities used cash of $152,672 for the three months ended March 31, 2010 as compared to having not used any cash during the corresponding period in 2009.  Investing activities in 2010 are comprised primarily of $149,956 in cash payments related to the license of the thermal chemical extraction process and $2,716 in the purchase of fixed assets.

Financing activities provided $800,000 during the three months ended March 31, 2010 resulting from proceeds from a draw down on our line of credit with Regions bank in the amount of $1,100,000 and proceeds from an investment in the company of $100,000, offset by a $400,000 cash payment against a note paid to an entity controlled by Vertex LP, an entity which is majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.

Recent Events

In January and March of 2010, we paid an additional $200,000 to Vertex LP in connection with the $1.6 million of debt which the Company agreed to assume from Vertex LP and/or replace in connection with the Merger.

On January 13, 2010, the Board Of Directors approved the filing of a Certificate of Designation of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which was filed with the Secretary of State of Nevada on January 14, 2010. The designation provides for 2,000,000 shares of Series B Preferred Stock at $0.001 par value per share.  The Series B Preferred Stock accrues a dividend of 12% per annum, payable quarterly in arrears (beginning on the first full quarter after the issuance date of such Preferred Stock), based on a face value of $1.00 per share. The Series B Preferred Stock includes a liquidation preference which is junior to the Company’s previously outstanding shares of preferred stock, senior securities and other security holders as provided in further detail in the designation. The Series B Preferred Stock is convertible into shares of the Company’s common stock on a one for one basis at a conversion price of $1.00 per share, provided that the Series B Preferred Stock automatically converts into shares of the Company’s common stock on a one for one basis if the Company’s common stock trades above $2.00 per share for a period of 10 consecutive trading days.  The Series B Preferred Stock has no voting rights (other than on matters concerning the Series B Preferred Stock described in the designation) and the Company is obligated to redeem any unconverted shares of Series B Preferred Stock in cash at $1.00 per share on the third anniversary date of the original issuance date of each share of Preferred Stock.

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

In February, the Company sold 100,000 Units and raised $100,000 in connection with the Offering.   Subsequent to March 31, 2010, the Company received $350,000 in cash in connection with the sale of an additional 350,000 Units.  There are 450,000 shares of Series B Preferred Stock issued and outstanding as of the date of this Report.  The Company claims an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended, as the subscribers were accredited investors and made certain representations and warranties to the Company in the Subscription Agreements evidencing the purchase.

In April 2010 we entered into a consulting and advisory agreement for general corporate advisory and financing services.  This agreement will expire on May 31, 2010.  Pursuant to the agreement, we agreed to compensate the consultant with a monthly fee and to pay the consultant a bonus of cash and/or an amount of warrants, in an amount consistent with the going market rate for performing such services.

In April of 2010, we paid an additional $200,000 to Vertex LP in connection with the $1.6 million of debt which the Company agreed to assume from Vertex LP and/or replace in connection with the Merger, of which $241,855 remained to be assumed/replaced following the payment.

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

Recently Issued Accounting Pronouncements

In June 2009, the Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810-10-15, “Consolidation-Variable Interest Entities,” or Topic 810-10-15.  Topic 810-10-15 improves financial reporting by enterprises involved with variable interest entities and provides more relevant and reliable information to users of financial statements.  Topic 810-10-15 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  We adopted Topic 810-10-15 on January 1, 2010, but it did not have a material impact on our consolidated financial statements.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2010, and investors are encouraged to review such risk factors, prior to making an investment in the Company.

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

In February, the Company sold 100,000 Units and raised $100,000 in connection with the Offering.   Subsequent to March 31, 2010, the Company received $350,000 in cash in connection with the sale of an additional 350,000 Units.  There are 450,000 shares of Series B Preferred Stock issued and outstanding as of the date of this Report.  The Company claims an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended, as the subscribers were accredited investors and made certain representations and warranties to the Company in the Subscription Agreements evidencing the purchase.

In April 2010 we entered into consulting and advisory service agreements for general corporate advisory services with two individuals.  The agreements will expire on June 30, 2010.  Pursuant to the agreements, we agreed to compensate the consultants with 10,000 shares of restricted common stock each (20,000 total), which shares will be restricted for one year until April 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

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

VERTEX ENERGY, INC.

Date: May 17, 2010	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May17, 2010	By: /s/ Christopher Stratton
Christopher Stratton
Chief Financial Officer
(Principal Financial Officer)