Form 10-Q
period 2010-06-30
Vertex Energy Inc.
filed 2010-08-16
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-53619

———————
VERTEX ENERGY, INC.
(Exact name of registrant as specified in its charter)
———————

NEVADA	94-3439569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 GEMINI STREET, SUITE 250 HOUSTON, TEXAS	77058
(Address of principal executive offices)	(Zip Code)

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
 Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 8,301,939 shares of common stock issued and outstanding as of August 6, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

VERTEX ENERGY, INC.

CONTENTS

Page
Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5 - F-13

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009

ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$2,557,996	$514,136
Accounts receivable, net	2,026,425	2,188,423
Accounts receivable-related party	1,250	-
Inventory	2,103,865	2,978,883
Prepaid expenses	65,850	115,541
Total current assets	6,755,386	5,796,983

Noncurrent assets
Licensing agreement, net	1,873,222	1,675,197
Fixed assets, net	74,942	75,807
Total noncurrent assets	1,948,164	1,751,004

TOTAL ASSETS	$8,703,550	$7,547,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,537,606	$5,052,558
Accounts payable-related party	486,338	527,731
Line of credit	1,300,000	-
Due to related party	-	841,855
Total current liabilities	6,323,944	6,422,144

Long-term liabilities
Mandatorily redeemable convertible preferred stock, Series B, $.001 par value, 2,000,000 shares authorized, 600,000 and 0 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively (includes $150,000 to a related party)	600,000	-
Total liabilities	6,923,944	6,422,144

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 4,728,616 and 4,755,666 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4,729	4,756
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 8,281,636 and 8,254,256 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	8,281	8,254
Additional paid-in capital	2,191,703	2,090,507
Accumulated deficit	(425,107)	(977,674)
Total stockholders’ equity	1,779,606	1,125,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,703,550	$7,547,987

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$15,867,061	$5,265,491	$29,140,141	$12,974,754
Revenues – related parties	3,750	-	3,750	147,871
	15,870,811	5,265,491	29,143,891	13,122,625

Cost of revenues	14,962,107	5,202,855	27,207,357	13,041,497

Gross profit	908,704	62,636	1,936,534	81,128

Selling, general and administrative expenses (exclusive of merger related expenses)	700,195	581,449	1,451,369	1,160,306
Merger related expenses	-	195,877	-	249,397
Total selling, general and administrative expenses	700,195	777,326	1,451,369	1,409,703

Income (loss) from operations	208,509	(714,690)	485,165	(1,328,575)

Other income (expense)
Other income	100,000	-	130,000	-
Interest expense	(25,952)	-	(62,598)	-
Total other income (expense)	74,048	-	67,402	-

Provision for (benefit from) income taxes	-	-	-	-

Net income (loss)	$282,557	$(714,690)	$552,567	$(1,328,575)

Earnings per common share
Basic	$0.03	$(0.09)	$0.07	$(0.20)
Diluted	$0.02	$(0.09)	$0.04	$(0.20)

Shares used in computing earnings per share
Basic	8,258,493	7,793,347	8,256,375	6,641,344
Diluted	13,629,049	7,793,347	13,626,930	6,641,344

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009

Cash flows operating activities
Net income (loss)	$552,567	$(1,328,575)
Adjustments to reconcile net loss to cash
used by operating activities
Stock based compensation expense	101,163	235,690
Depreciation and amortization	70,395	2,804
Changes in assets and liabilities
Accounts receivable	161,998	(694,737)
Accounts receivable- related parties	(1,250)	21,232
Due from partnership	-	265,219
Inventory	875,016	(843,180)
Prepaid expenses	49,691	(23,249)
Accounts payable	(514,950)	2,988,161
Accounts payable – related parties	(41,393)	(917,617)
Net cash provided (used) by operating activities	1,253,237	(294,252)

Cash flows from investing activities
Purchase of intangible assets (licensing agreement)	(260,401)	(1,366,784)
Purchase of fixed assets	(7,154)	(47,894)
Net cash used by investing activities	(267,555)	(1,414,678)

Cash flows from financing activities
Proceeds from sale of Preferred “B” shares	600,000	-
Proceeds from warrant conversion	33	-
Distributions to limited partners prior to merger	-	(646,289)
Line of credit proceeds, net	1,300,000	-
Proceeds from recapitalization	-	2,737,403
Payments on due to related party balance	(841,855)	-
Net cash provided by financing activities	1,058,178	2,091,114

Net increase in cash and cash equivalents	2,043,860	382,184

Cash and cash equivalents at beginning of the period	514,136	17,616

Cash and cash equivalents at end of period	$2,557,996	$399,800

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$51,798	$14,650

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the “Company,” or “Vertex Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual consolidated financial statements as filed with the SEC on Form 10-K on March 30, 2010 (the “Form 10-K”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

There are several indicators that may cause the Company to face liquidity difficulties. These indicators include (i) losses for the 2008 and 2009 fiscal years, and  (ii) default by the Company, based on non-compliance with certain financial covenants, with regard to its bank line of credit in the amount of $3,500,000 as of June 30, 2010, and subsequent thereto.

Accordingly, Company management has identified the following as factors which mitigate the negative indicators noted above:

•
The Company has seasoned senior management, and has a track record of profitable operations prior to the last two years, and forecasts improved operations and positive income from operations as experienced during the first six months of 2010.

•
Management specifically attributes the performance of the last two years to one-time occurrences, including (i) an unprecedented near collapse of the American financial markets in the last half of 2008, (ii) a category 2 hurricane in the Houston area, also in 2008, resulting in a slow down in the Company’s operations, and (iii) the significant and temporary increase in legal, accounting, and administrative costs during 2008 and 2009 associated with the Company’s merger process.

•
Also during 2008 and 2009, management has devoted considerable resources in the development, through its affiliate Cedar Marine Terminals, LP of an improved internal, re-refining process which management believes will result in less dependence on outside providers and greater profitability. Management does not anticipate incurring significant additional licensing or development costs at the current facility.  During the first six months of 2010, volumes produced and sold increased over the 2009 quantities.

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
JUNE 30, 2010
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

The consolidated financial statements included revenues from related parties of $3,750 and $147,871 and inventory purchases from related parties of $2,782,846 and $1,030,990 for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, the Company owes $486,338 to related parties. This includes $486,338 of accounts payable most of which is due to Cedar Marine Terminal (“CMT”) and H&H Oil-Baytown. CMT and H&H Oil-Baytown are majority owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart.

NOTE 3.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND COMMITMENTS

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the six months ended June 30, 2010, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables.  Four large companies with various independent divisions represented 26%, 22%, 17% and 10% of the Company’s gross sales for the six months ended June 30, 2010. Three companies represented 43%, 32% and 24% of outstanding trade receivables for the six months ended June 30, 2010.  Four large companies with various independent divisions represented 40%, 19%, 13% and 10% of the Company’s gross sales and one of these companies represents 50% of outstanding trade receivables for the six months ended June 30, 2009.

The Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for petroleum-based products.  Historically, the energy markets have been very volatile, and there can be no assurance that these prices will not be subject to wide fluctuations in the future.  A substantial or extended decline in such prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and access to capital and on the quantities of petroleum-based products that the Company can economically produce.

The Company has several purchase agreements with suppliers that require purchases of minimum quantities of the Company’s products.  The agreements generally have a one year term, after which they become month-to-month agreements.  There are no penalties associated with these agreements.  Minimum purchases under these contracts are approximately $4,834,097 as of June 30, 2010.

The Company has several debt facilities available for use, of which there was $1,300,000 and $0 outstanding as of June 30, 2010 and 2009, respectively. See note 4 for further details.

The Company purchases goods and services from three companies that represented 21%, 15% and 13% of total purchases for the six months ended June 30, 2010.  The entity that was 15% of the total is a related party from which Vertex Energy purchased the license described in Note 9.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 4. NOTES PAYABLE

In June 2009, the Company secured a revolving line of credit of up to $3.5 million (of which $2,633,315 was available) with Regions Bank (“Regions”), which was amended on May 25, 2010, and which is expected to be used for feedstock purchases and general corporate purposes.  The line of credit bears interest at LIBOR plus 6% per annum (6.347% at June 30, 2010), subject to a minimum of 5% per annum, adjusted monthly, and which is due on August 23, 2010. The balance on the line of credit was $1,300,000 at June 30, 2010.  As of June 30, 2010, the Company was out of compliance with certain tangible net worth covenants, as contained in the Letter Agreement.  This was due in part to the additional expenditures and investments made in the thermal/chemical extraction process resulting in the Company having non-conforming ratios with the bank.  Regions has not provided us any notice of a default under the Letter Agreement; however, we will be seeking a formal waiver from Regions of the covenant described above after the filing of this report, which we can provide no assurances will be granted.

The financing arrangement discussed above is secured by substantially all of the assets of the Company.  Management of Vertex Energy believes that with the financing arrangement, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

NOTE 5. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $101,163 and $235,690 for the six months ended June 30, 2010 and 2009, respectively. No share-based compensation cost had been capitalized as part of inventory or fixed assets.

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

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Stock option activity for the six months ended June 30, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2009	2,733,334	$5.76	8.61	$731,762
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Outstanding at June 30, 2010	2,733,334	$5.76	8.11	$731,762

Vested at June 30, 2010	1,379,709	$10.76	7.28	$188,434

Exercisable at June 30, 2010	1,379,709	$10.76	7.28	$188,434

A summary of the Company’s stock warrant activity and related information for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2009	998,944	$24.21	2.54	$57,202
Warrants granted	600,000	2.00	3.00	77,026
Warrants exercised	(330)	(0.10)	(2.92)	(200)
Warrants cancelled/forfeited/expired	-	-	-	-
Warrants at June 30, 2010	1,598,614	$15.88	2.42	$134,028

Vested at June 30, 2010	1,598,614	$15.88	2.42	$134,028

Exercisable at June 30, 2010	1,598,614	$15.88	2.42	$134,028

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30, 2010	YEAR ENDED DECEMBER 31, 2009

Expected volatility	50-75%	50-75%
Expected dividends	0%	0%
Expected term (in years)	10	10
Risk-free rate	1.40-3.5%	1.71-3.5%

NOTE 6. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the six months ended June 30, 2010 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the six months ended June 30, 2010 does not include 2,174,907 options, 600,000 shares of mandatorily redeemable preferred stock and 1,515,101 warrants due to their anti-dilutive effect.

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2010 there were 8,281,636 common shares issued and outstanding.

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

During the six months ending June 30, 2010 there were 27,050 shares of the Company's Series A Preferred Stock and 330 warrants that were converted to the Company's common stock. The Company awarded 20,000 shares to consultants during the period, for services valued at $17,000, which is included in stock-based compensation. These shares were issued after June 30, 2010.

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of June 30, 2010 there were 4,728,616 Series A Preferred shares issued and outstanding and 600,000 Series B Preferred  shares issued and outstanding.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Holders of outstanding shares of the Company’s Series A Convertible Preferred are entitled to receive dividends, when, as, and if declared by the Company’s board of directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to the Company’s Series A Preferred until dividends in the same amount per share on the Company’s Series A Preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of the Company, each share of the Company’s Series A Preferred is entitled to receive $1.49 prior to similar liquidation payments due on shares of the Company’s common stock or any other class of securities junior to the Company’s Series A Preferred shares.  The Company’s Series A Preferred are not entitled to participate with the holders of the Company’s common stock with respect to the distribution of any remaining assets of the Company.  Shares of Series A Convertible Preferred automatically convert into shares of common stock on the earliest to occur of the following: (a) the affirmative vote or written consent of the holders of a majority of the then-outstanding shares of Series A Preferred; (b) If the closing market price of the Company's common stock averages at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 7,500 shares over such period; (c) if the Company consummates an underwritten public offering of its securities at a price per share not less than $10 and for a total gross offering amount of at least $10 million; or (d) if a sale of the Company occurs resulting in proceeds to the holders of the Company's Series A Preferred of a per share amount of at least $10; provided that holders of the Company's Series A Preferred may not voluntarily convert their shares into the Company's common stock for at least one year following the issuance of the Series A Preferred. Thereafter, holders may convert their shares of Series A Preferred subject to the following conditions: (i) at any time following the one-year anniversary of the issuance of Series A Preferred, holders may convert only up to that number of shares such that, upon conversion, the aggregate beneficial ownership of the Company's common stock of any such holder does not exceed 4.99% of the Company's common stock then outstanding; and (ii) prior to the three-year anniversary of the issuance of the Series A Preferred, no holder may, in any given three-month period, convert more than that number of shares of the Company's Series A Preferred that equals 5% of the total number of shares of Series A Preferred then beneficially owned by such holder.  Each share of the Company's Series A Preferred converts into one share of the Company's common stock, subject to adjustment.

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

Based upon the Company’s evaluation of the terms and conditions of the Series B Preferred Stock, the Company concluded that their features are more akin to a debt instrument than an equity instrument, since the shares are potentially subject to cash redemption, which means that the Company’s accounting conclusions are generally based upon standards related to a traditional debt security. The Series B Preferred Stock is recorded as a liability at the carrying value of the possible redemptions, and the dividends are recorded as interest expense.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

During the six months ended June 30, 2010, the Company subscribed 600,000 shares of the Series B Preferred Stock, for proceeds of $600,000. Of this, $150,000 was from a related party.

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

The initial valuation of the license was based upon the cost to acquire the use of the thermal/chemical extraction technology and its processes.  It will be assessed over time for changes in the valuation. Additional development costs capitalized during the six months ended June 30, 2010 were $260,401. The Company is amortizing the value of the license agreement over a fifteen year period.  Amortization expense was $62,376 and $0 for the six months ending June 30, 2010 and 2009, respectively.  The Company evaluated the carrying value of the license and determined that no impairment existed at June 30, 2010.

The related party received notice from a lender that the lender believed it to be in default of certain borrowing criteria.  Although the related party is taking action to remedy this default, it has not been remedied to date.  If the default is not cured, it could materially impact the Company’s ability to utilize this licensing agreement.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the three and six months ended June 30, 2010 and 2009, is as follows:

SIX MONTHS ENDED JUNE 30, 2010

		Refining &
	Black Oil	Marketing	Total
Revenues	$7,499,296	$21,644,595	$29,143,891

Net income (loss) from operations	$(304,458)	$789,623	$485,165

Total Assets	$3,633,311	$5,070,239	$8,703,550

SIX MONTHS ENDED JUNE 30, 2009

		Refining &
	Black Oil	Marketing	Total
Revenues	$9,240,100	$3,882,525	$13,122,625

Net income (loss) from operations	$(698,189)	$(630,386)	$(1,328,575)

THREE MONTHS ENDED JUNE 30, 2010

		Refining &
	Black Oil	Marketing	Total
Revenues	$4,542,312	$11,328,499	$15,870,811

Net income (loss) from operations	$(70,104)	$278,613	$208,509

THREE MONTHS ENDED JUNE 30, 2009

		Refining &
	Black Oil	Marketing	Total
Revenues	$3,367,326	$1,898,165	$5,265,491

Net income (loss) from operations	$(408,836)	$(305,854)	$(714,690)

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 11. SUBSEQUENT EVENTS

On August 13, 2010, $1,000,000 was outstanding under the Line of Credit, leaving an available balance of $1,242,464. The Company was out of compliance with certain tangible net worth covenants, as contained in the Letter Agreement.  This was due in part to the additional expenditures and investments made in the thermal/chemical extraction process resulting in the Company having non-conforming ratios with the bank.  Management believes that as they continue to sell the finished product from the thermal/chemical extraction process it will be able to comply with the ratios during the third quarter of 2010.  The bank has not provided the Company with notice of default under the Letter Agreement, and therefore it does not believe to be in default under the agreement; however, the Company will seek a formal waiver of the covenant described above, of which no assurance can be provided that the waiver will be granted.

In August 2010 we entered into a consulting and advisory agreement for general corporate advisory services. The agreement will commence August 1, 2010 for a period of three months ending October 1, 2010.  We agree to compensate the consultant with a monthly fee of $2,500 and warrants to purchase 50,000 shares of common stock at the current market price, subject to board approval.

Subsequent to June 30, 2010, there were 20,000 shares of common stock issued to consultants for services performed during the quarter ended June 30, 2010. There were 303 shares of the Company’s Series A Preferred stock converted to the Company’s common stock.

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

Description of Business Activities:

We provide a range of services designed to aggregate, process, and recycle industrial and commercial waste streams. We currently provide these services in 13 states, with our primary focus in the Gulf Coast Region of the United States.  Our primary focus is on the recycling of used motor oil and other distressed hydrocarbon streams. This is accomplished (1) through our Black Oil division, which aggregates used motor oil from third-party collectors and manages the delivery of this feedstock to third-party re-refining facilities, as well as fuel oil blenders, and burners of black oil, and (2) through our Refining and Marketing division, which aggregates hydrocarbon streams from collectors and generators and manages the delivery of the hydrocarbon products to a third-party facility for further processing, and then manages the sale of the end products. In addition, we have implemented a proprietary licensed thermal chemical extraction process that, through an operating and license agreement with a related party, will process used motor oil and convert it to higher value products such as marine fuel cutterstock and a feedstock component for major refineries.

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

Reliance on Contracts and Relationships; Low Capital Intensive Business

We currently have no significant capital assets and instead contract on a fee-paid basis for the use of all assets we deem to be necessary to conduct our operations, from either independent third-parties or related-parties, pursuant to the License and Operating Agreement, described below, and other related party agreements described in greater detail in our Report on Form 10-K, filed with the Commission on March 30, 2010. These assets are made available to us at market rates which are periodically reviewed by the Related Party Transaction Committee of the Company’s Board of Directors. Our management has chosen to contract for the use of assets rather than purchase or build and own them in order to provide flexibility in the Company’s capital equipment requirements in the event there is a need for more or less capacity due to rapid growth or contraction in the future. We expect to continue to rely on contracts for access to assets going forward, to avoid the initial capital expenditures that would be required to build our own facilities.

We also have an agreement in place with KMTEX, pursuant to which KMTEX has agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX, into more valuable feedstocks, including pygas, gasoline blend stock and MDO/cutter stock, which agreement expires on June 30, 2010, but is subject to a three year extension upon the mutual agreement of both parties, which we are currently working to extend.  The agreement can be terminated upon sixty days prior written notice by either party at any time.  No notice of termination has been given by either party, and we are currently operating under the terms of the previous contract.  In connection with and pursuant to the agreement, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees.

Operating and Licensing Agreement

In connection with the Merger and effective as of the effective date of the Merger, Cedar Marine Terminals, L.P., a subsidiary of Vertex LP (“CMT”) and we entered into an Operating and Licensing Agreement (the “Operating Agreement”).  CMT is controlled by Vertex LP, an entity which is majority- owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  These related party transactions are discussed in detail in the Form 10-K filed on March 30, 2010. Pursuant to the Operating Agreement, CMT agreed to provide services to us in connection with the operation of the Terminal run by CMT, and the operations of and use of certain proprietary technology relating to the re-refining of certain oil feedstock referred to as our “thermal chemical extraction process” (“TCEP”), in connection with a Terminaling Agreement by and between CMT and Vertex LP.  Additionally, we have the right to use the first 33,000 monthly barrels of the capacity of the thermal chemical extraction process pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.  The average volume produced during the second quarter of 2010 from the TCEP was approximately 36,000 barrels (“bbls”) per month.

The Operating Agreement has a term expiring on February 28, 2017, and can be terminated earlier based on provisions in the Operating Agreement.

In consideration for the services to be rendered pursuant to the Operating Agreement, we agreed to pay CMT its actual costs and expenses associated with providing such services, plus 10%, subject to a maximum price per gallon of $0.40, subject to CMT meeting certain minimum volume requirements as provided in the agreement. The maximum price to be paid per gallon is subject to change based on the mutual agreement of both parties and during the third quarter of 2009 we agreed to pay CMT its actual costs and expenses (which exceeded $0.40 per gallon) associated with providing such services, plus 10%, not withstanding the maximum price per gallon.  This decision was made in light of unanticipated per gallon costs greater than $0.40 per gallon incurred during the start-up phase of the plant.  As of the date of this filing we are no longer operating under this structure, as the costs at the end of the second quarter of 2010 were brought down significantly and we believe will be maintained at levels below $0.40 per gallon going forward.

Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of the thermal chemical extraction process (the “License” which we have fully paid for in the amount of $1,992,290), in any market in the world (except at CMT’s Baytown facility where it is non-exclusive).

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

•
We intend to work to improve margins by applying new technologies, including but not limited to the re-refining of certain oil feedstock through the “thermal chemical extraction process” to existing and new feedstock streams. The first application of this technology at CMT’s Baytown, Texas facility came on-line during the third quarter of 2009 and we have continued to enhance the facility and process since that time.  We also plan to build additional facilities for various processes to implement proprietary company-owned, leased, or potentially acquired technologies to upgrade feedstock materials to create marine cutterstock, vacuum gas oil and other value-added energy products.  By moving from our historical role as a value-added logistics provider, to operating as an actual re-refiner ourselves, we plan to improve margins through the upgrading of used motor oil and transmix inventories into higher value end products, funding permitting, of which there can be no assurance.

•
We plan to seek to grow our market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets, funding permitting. For example, we may seek to use a combination of stock and cash to acquire or enter into joint ventures with various local used motor oil collectors and aggregators, technology providers, real estate partners and others. Such acquisitions and/or ventures, if successful, could add to revenues and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of our thermal chemical extraction technology.  This may include the greenfield development of collection assets, terminals, re-refining facilities and equipment and opportunistic mergers and acquisitions.

•
We will continue to evaluate and potentially pursue various alternative energy project development opportunities.  These opportunities may be a continuation of the projects sourced originally by World Waste and/or may include new projects initiated by us.

Recent Events

On or around July 14, 2010, we entered into a Services and Purchase agreement with BP Oil Supply Company to receive and process 2 barge loads of hydrocarbon/water mixture.  As of this filing, we have received and treated 2 barge loads of mixture under the agreement.  We anticipate receiving more mixture; however as of this filing we have not received any additional barges.

In July 2010, we entered into a letter agreement with a non-exclusive consultant, pursuant to which the consultant agreed to provide us three months of investor relations and public relations consulting services, beginning on August 1, 2010 and continuing through October 2010.  In consideration for the services to be rendered, we agreed to pay the consultant $2,500 per month and to grant the consultant warrants to purchase 50,000 shares of the Company’s common stock at an exercise price to be determined at a later date, subject to the Board of Directors approval.

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

Our revenues are affected by changes in various commodity prices including crude oil, natural gas and #6 oil.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Set forth below are our results of operations for the three months ended June 30, 2010, as compared to the same period in 2009; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Total Revenues	$15,870,811	$5,265,491	$10,605,320	201%

Cost of Revenues	14,962,107	5,202,855	(9,759,252)	(188)%

Gross Profit	908,704	62,636	846,068	1351%

Selling, general and administrative expenses(exclusive of merger related expenses)	700,195	581,449	(118,746)	(20)%

Merger related expenses	-	195,877	195,877	100%

Total selling, general and administrative expenses	700,195	777,326	77,131	10%

Income (loss) from operations	208,509	(714,690)	923,199	129%

Other Income	100,000	-	100,000	100%
Interest Expense	(25,952)	-	(25,952)	(100)%

Net income	$282,557	$(714,690)	$997,247	140%

Each of our segments’ gross profit during the three months ended June 30, 2010 and 2009 was as follows(increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended June 30,
Black Oil Segment	2010	2009	$ Change	% Change
Total revenue	$4,542,312	$3,367,326	$1,174,986	35%
Total cost of revenue	$4,338,091	$3,265,061	(1,073,030)	(33)%
Gross profit	$204,221	$102,265	$101,956	100%

Refining and Marketing Segment
Total revenue	$11,328,499	$1,898,165	$9,430,334	497%
Total cost of revenue	$10,624,016	$1,937,794	(8,686,222)	(448)%
Gross profit	$704,483	$(39,629)	$744,112	1,878%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 201% during the second quarter of 2010, compared to the same period in 2009, largely due to an increase in volume during the 2nd quarter as well as increases in commodity prices.    The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2010 increased $16.83 per barrel from a three month average of $51.69 per barrel during the 2009 period to $68.52 per barrel during the 2010 period.  On average, prices we received for our products increased 31% for the quarter ended June 30, 2010, compared to the prior year’s quarter, resulting in a $10.6 million increase in revenue.

Volumes sold or re-refined through our TCEP from our Black Oil division increased 106% for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  Our volumes were impacted due to an increased demand from fuel oil blenders and the overall export market, demand from our own TCEP process, as well as the fact that one of the third-party re-refining facilities that the Black Oil division supplies feedstock to increased its demand for product during for the three months ended June 30, 2010, compared to the prior years’ period.

In addition to our volume increase for the three months ended June 30, 2010, our per barrel margin increased approximately 31% from the three months ended June 30, 2009.  Also, consistent with previous years, the seasonal increase during the second quarter has had a positive impact on our performance for the three months ended June 30, 2010.

Our Refining and Marketing division experienced an increase in production of 949% for its marine cutterstock product for the three months ended June 30, 2010, compared to the same period in 2009, and commodity price increases of approximately 37% for the same period. The increased production was due in large part to the increased TCEP production during the second quarter of 2010.  The average posting (U.S. Gulfcoast No. 2 Waterborne) for the three months ended June 30, 2010 increased $23 per barrel from a three month average of $63.52 per barrel during the three months ended June 30, 2009 to $86.94 per barrel during the three months ended June 30, 2010.

Our Pygas production decreased during the three months ended June 30, 2010, compared to the same period in 2009; however, commodity prices increased approximately 25% for our finished product for the three month period ended June 30, 2010, compared to the same period in 2009.

Our gasoline blendstock volumes increased 100% during the three months ended June 30, 2010 as compared to the same period in 2009.  This variance was primarily caused by the timing of production and feedstock availability.  The overall increase in revenues associated with our Refining and Marketing division for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was due to large increases in volume coupled with increased market prices.  Overall volume for the Refining and Marketing division increased 309% during the three month period ended June 30, 2010 as compared to the same period in 2009.  In addition, margin per barrel increased 3% during the three months ended June 30, 2010 as compared to the same period of 2009, which also factored into the significant increase in revenues from the Refining and Marketing division for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

The following table sets forth the high and low spot prices during the first six months of 2009 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.79	June 11	$1.05	March 11
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.05	June 16	$1.05	January 7
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$62.85	June 29	$31.50	January 2
NYMEX Crude oil (dollars per barrel)	$72.68	June 11	$33.98	February 12
Reported in Platt’s US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first six months of 2010 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.29	May 3	$1.84	February 8
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.29	April 26	$1.86	February 8
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$75.70	January 7	$60.55	May 25
NYMEX Crude oil (dollars per barrel)	$86.19	May 3	$68.01	May 20
Reported in Platt’s US Marketscan (Gulf Coast)

We have seen increased stabilization in each of the benchmark commodities through June 2010; and each benchmark has been particularly stronger and more stable than they were in 2009.  Declining commodity pricing, typically results in a corresponding decrease in our revenues, gross profits, and net income.  As such, we have adjusted the way we price some of our products and we believe the resulting pricing will help and continue to mitigate some of the volatility experienced in prior periods.

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

             During the three months ended June 30, 2010, gross profit increased 1,351% from the same period in 2009, primarily due to increases in volumes sold or re-refined through our TCEP, increases in commodity pricing, and increased industrial demand associated with the prior downturn of the US economy and resulting recession during 2009.  Total selling, general, and administrative expenses decreased 10% for the three months ended June 30, 2010, compared to the same period in 2009.  This decrease is primarily due to a reduction of legal and administrative costs for the three months ended June 30, 2010, compared to certain one-time costs which were incurred during the transition of the Merger transaction during the three months ended June 30, 2009.

We had net income of $282,557 for the three months ended June 30, 2010, compared to net loss of $714,690 for the three months ended June 30, 2009, an increase in net income of 997,247 or 140% from the prior year’s period.  The increase in net income was mainly due to a 201% increase in revenues and improvements in margins on our products as well as a total 10% decrease in selling, general and administrative expenses, which was offset by a 188% increase in cost of revenues for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Set forth below are our results of operations for the six months ended June 30, 2010, as compared to the same period in 2009; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Total Revenues	$29,143,891	$13,122,625	$16,021,266	122%

Cost of Revenues	27,207,357	13,041,497	(14,165,860)	(109)%

Gross Profit	1,936,534	81,128	1,855,406	2,287%

Selling, general and administrative expenses(exclusive of merger related expenses)	1,451,369	1,160,306	(291,063)	(25)%

Merger related expenses	-	249,397	249,397	(100)%

Total selling, general and administrative expenses	1,451,369	1,409,703	(41,666)	(3)%

Income (loss) from operations	485,165	(1,328,575)	1,813,740	(137)%

Other Income	130,000	-	130,000	100%
Interest Expense	(62,598)	-	(62,598)	(100)%

Net income	$552,567	$(1,328,575)	$1,881,142	142%

Each of our segments’ gross profit for the six months ended June 30, 2010 and 2009 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Six Months Ended June 30,
Black Oil Segment	2010	2009	$ Change	% Change
Total revenue	$7,499,296	$9,240,100	$(1,740,804)	(19)%
Total cost of revenue	7,228,168	8,893,360	1,665,192	19%
Gross profit	$271,128	$346,740	$(75,612)	(22)%

Refining Segment
Total revenue	$21,644,595	$3,882,525	$17,762,070	457%
Total cost of revenue	19,979,189	4,148,137	(15,831,052)	(382)%
Gross profit	$1,665,406	$(265,612)	$1,931,018	(727)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 122% during the six month period ended June 30, 2010, compared to the same period in 2009, largely due to increased volumes sold or re-refined through our TCEP,  along with increases in commodity pricing for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the six months ended June 30, 2010 increased $24.30 per barrel from a six month average of $45.30 per barrel during the 2009 period to $69.60 per barrel during the 2010 period.  On average, prices we received for our products increased 47% for the six months ended June 30, 2010, compared to the same period during 2009 which resulted in a $16.0 million increase in revenue.

Volume for our Black Oil division increased 23% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  Our volumes were impacted due to an increased demand from fuel oil blenders and the overall export market, demand from our own TCEP process, as well increased demand from one of the third-party re-refining facilities that the Black Oil division supplies feedstock to for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

While our volume increased substantially for the six months ended June 30, 2010, our per barrel margin decreased approximately 19% for the six months ended June 30, 2010, from the six months ended June 30, 2009.  The reduction in margin was due to the higher processing costs associated with the additional volume being added through the TCEP which was sold at lower per barrel margins.

Our Refining and Marketing division experienced an increase in production of 724% for its marine cutterstock product for the six months ended June 30, 2010, compared to the same period in 2009, and commodity price increases of approximately 46% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increased production was due in large part to the increased TCEP production during the first six months of 2010.  The average posting (U.S. Gulfcoast No. 2 Waterborne) for the six months ended June 30, 2010 increased $27.30 per barrel from a six month average of $58.38 per barrel during the 2009 period to $85.68 per barrel during the 2010 period.

Our Pygas production decreased during the six months ended June 30, 2010, compared to the same period in 2009; however, commodity prices increased approximately 43% for our finished product for the six month period ended June 30, 2010, compared to the same period in 2009.

Our gasoline blendstock volumes increased 70% during the six months ended June 30, 2010 as compared to the same period in 2009.  This variance was primarily caused by the timing of production and feedstock availability.  The overall increase in revenues associated with our Refining and Marketing division was due to increases in volumes along with increased market prices.  Overall volume for the Refining and Marketing division increased 149% during the six month period ended June 30, 2010 as compared to the same period in 2009.  In addition, margin per barrel increased over 126% during the six months ended June 30, 2010 as compared to the same period during 2009.

During the six months ended June 30, 2010, gross profit increased 2,287% from the same period in 2009, primarily due to increases in volumes, increases in commodity pricing, and increased industrial demand during the six months ended June 30, 2010, compared to decreased demand associated with the downturn of the US economy and resulting recession during the six months ended June 30, 2009.  Total selling, general, and administrative expenses increased 3% for the six months ended June 30, 2010, compared to the same period in 2009.  This small increase is primarily due to the additional costs we experienced during the six months ended June 30, 2010 as a result of our operation as a public company, compared to similar expenses for only the three months ended June 30, 2009, as the Merger did not close until after the end of our first quarter of 2009.

We had net income of $552,567 for the six months ended June 30, 2010, compared to net loss of $1,328,575 for the six months ended June 30, 2009, an increase in net income of  $1,881,142 or 142% from the prior year’s period.  The increase in net income was mainly due to a 122% increase in revenues due to substantial increases in our volumes, and was offset by a 109% increase in cost of revenues which was less than the overall increase in revenues due to improvements in the margins of our products and a 3% increase in total selling, general and administrative expenses during the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Liquidity and Capital Resources

The success of our current business operations is not dependent on extensive capital expenditures, but rather on relationships with feedstock suppliers and end-product customers.  Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations.  The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

We had total assets of $8,703,550 as of June 30, 2010, which consisted of total current assets of $6,755,386, consisting of cash and cash equivalents of $2,557,996, accounts receivable, net of $2,026,425, accounts receivable related party of $1,250, inventory of $2,103,865, prepaid expenses of $65,850, and long term assets consisting of fixed assets of $74,942, and a licensing agreement in the amount of $1,873,222, which represents the value of the Company’s licensing agreement for the use of the thermal chemical extraction technology.  As of June 30, 2010, an additional $592,290 of development investments had been made to the thermal/chemical process technology and added to the original $1.4 million license value. The Company has fully paid Cedar Marine Terminals (“CMT”) for the license for the thermal/chemical process as of the date of this filing.

We had total liabilities of $6,923,944 as of June 30, 2010, which consisted of current liabilities of $6,323,944 as of June 30, 2010, which included accounts payable of $4,537,606, accounts payable – related parties of $486,338, and a balance on our line of credit with Regions bank in the amount of $1,300,000 and long-term liabilities of $600,000 relating to the 600,000 outstanding shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”), which is mandatorily redeemable, unless converted into common stock pursuant to the terms of such series B Preferred Stock on  the third anniversary of the issuance date of such shares of Series B Preferred Stock.

We had positive working capital of $431,442 and a total accumulated deficit of $425,107 as of June 30, 2010. Excluding current liabilities to related parties our working capital was $917,780 as of June 30, 2010.

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

Effective May 25, 2010, we entered into a First Amendment to Letter Loan Agreement with Regions Bank (the “First Amendment”), pursuant to which we modified the terms of the Regions Agreement.  The First Amendment extended the due date of the amounts borrowed under the Regions Agreement and Line of Credit, from May 25, 2010 to August 23, 2010.  The First Amendment also increased the interest rate of amounts borrowed from Regions Bank under the Regions Agreement from the greater of (i) five percent or (ii) the LIBOR rate adjusted as provided in the Regions Agreement plus five percent per annum, to the greater of (i) five percent or (ii) the LIBOR rate adjusted as provided in the Regions Agreement plus six percent; per annum.

The Company is currently in discussions with Regions regarding a further renewal or extension of this line of credit.  The Regions Agreement also provided for a $1.6 million loan, which we have not borrowed against to date (the “Letter Loan”) and a $500,000 equipment guidance line, which we have not utilized to date.  The Letter Loan would be due on August 23, 2010, and accrue interest at the rate of the greater of 5% or the LIBOR rate plus 1.5% per annum, adjusted monthly.  The loans are secured by substantially all of our assets.  The Line of Credit also provided that we would pay Regions an aggregate of $17,500 in borrowing fees, and would pay Regions a fee equal to the unused amount of the Line of Credit multiplied by 0.35%, accruing daily and payable at the end of each calendar quarter.  The Line of Credit also requires that we meet and comply with certain liabilities to assets ratios and lending ratios described in greater detail in the Line of Credit, as well as certain other affirmative and negative covenants, the breach of which trigger a default of the Line of Credit.

As of June 30, 2010, we had drawn down $1,300,000 of the Line of Credit, of which there was $2,633,315 available to us (based on the criteria described above).  As of June 30, 2010 we were out of compliance with certain tangible net worth covenants, as required by the Letter Agreement.  This was due in part to the additional expenditures and investments made in the thermal chemical extraction process resulting in us having non-conforming ratios with Regions bank.  We believe that as we continue selling our finished product from the thermal chemical extraction process we will be taking steps during the third quarter to comply with these ratios.  Regions has not provided us any notice of a default under the Letter Agreement, and as such we do not believe we are in default under the Letter Agreement; however we will be seeking a formal waiver from Regions of the covenant described above after the filing of this report, which we can provide no assurances will be granted.

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

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  The total number of shares of common stock outstanding as of the date of this report was 8,301,939 shares, and approximately 6,600,000 of these shares are subject to Lock-up Agreements.  The Lock-up Agreements provide that until three years following the effective date of the Merger (the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer any shares of common stock such holders beneficially own, without the Company's prior written consent.  Notwithstanding the foregoing, the Lock-up Agreements provide that the holders may transfer (i) all or any portion of the shares subject to the Lock-up Agreements commencing on the date that the closing price of our common stock has averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period has averaged at least 7,500 shares; (ii) all or any portion of the shares as a bona fide gift or gifts, provided that the donee or donees thereof agree to be bound by the restrictions set forth in the Lock-up Agreement, (iii) all or any portion of the shares to any trust for the direct or indirect benefit of the holder or the immediate family of the holder, provided that the trustee of the trust agrees to be bound by the restrictions set forth in the Lock-up Agreement, and provided further that any such transfer shall not involve a disposition for value, and (iv) in any given three-month period commencing on the one-year anniversary of the effective date of the Merger, up to that number of shares equal to 5% of the total number of shares then beneficially owned by such holder.

As such, we currently have approximately 1,600,000 shares of common stock that are currently tradeable in our public float, which are not subject to the Lock - up Agreements.  Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and may not reflect the actual value of our common stock (and may reflect a lower value). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly-quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

Cash flows for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June
	2010	2009

Beginning cash and cash equivalents	$514,136	$17,616

Net cash provided by (used in):
Operating activities	1,253,237	(294,252)
Investing activities	(267,555)	(1,414,678)
Financing activities	1,058,178	2,091,114

Net increase in cash and cash equivalents	2,043,860	382,184

Ending cash and cash equivalents	$2,557,996	$399,800

Operating activities provided cash of $1,253,237 for the six months ended June 30, 2010 as compared to using $294,252 of cash during the corresponding period in 2009.  The primary reason for this increase is related to our operating income of $552,567, and $875,016 of decrease in inventory during the six months ended June 30, 2010, which was offset by $514,950 of decrease in accounts payable.  Additionally, non-cash net income related to stock compensation provided $101,163 of net cash for the six months ended June 30, 2010.

Investing activities used cash of $267,555 for the six months ended June 30, 2010 as compared to having used $1,414,678 of cash during the corresponding period in 2009.  Investing activities in 2010 are comprised primarily of $260,401 in cash payments related to the license of the thermal chemical extraction process and $7,154 in connection with the purchase of fixed assets.

Financing activities provided $1,058,178 during the six months ended June 30, 2010 resulting from proceeds from a draw down on our line of credit with Regions bank in the amount of $1,300,000 and proceeds from sale of Units, as described below, of $600,000, offset by $841,855 in cash payments paid on a note owed to an entity controlled by Vertex LP, an entity which is majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  As of the filing of this report, the note has been completely paid off.

In January 2010, the Company began a private placement offering to accredited investors only of up to 2,000,000 units (the “Offering”), each consisting of (a) one share of Series B Preferred Stock; and (b) one three year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share (each a “Unit”).  We also agreed to grant investors in the offering piggy-back registration rights in connection with the shares of common stock issuable in connection with the conversion of the Series B Preferred Stock and the shares of common stock underlying the exercise of the warrants sold in the Offering. The shares of Series B Preferred Stock are convertible at the option of the holder into shares of our common stock at the rate of one for one, automatically convert into common stock if our common stock trades for at least ten consecutive trading days over $2.00 per share, accrue quarterly dividends at the rate of 12% per annum, and are required to be redeemed by the Company, if not converted prior to such redemption date, on the third anniversary of the issuance date of such shares at a redemption rate of $1.00 per share. The dividends are recorded as interest expense, due to the preferred stock being classified as a liability.

In February, the Company sold 100,000 Units and raised $100,000 in connection with the Offering.   In April 2010, the Company received $350,000 in cash in connection with the sale of an additional 350,000 Units.  In June 2010, the Company received $150,000 in cash in connection with the sale of an additional 150,000 Units to KKB Holdings LLC, which is controlled by Dan Borgen, its President, and a Director of the Company. There are 600,000 shares of Series B Preferred Stock issued and outstanding as of the date of this Report.

Recent Liquidity Events

           In April of 2010, we paid an additional $200,000 to Vertex LP in connection with the $1.6 million of debt which the Company agreed to assume from Vertex LP and/or replace in connection with the Merger, and in May, 2010, we paid $241,855, which satisfied in full the amount which we were required to assume/replace.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2010, the Company began a private placement offering to accredited investors only of up to 2,000,000 units (the “Offering”), each consisting of (a) one share of Series B Preferred Stock; and (b) one three year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share (each a “Unit”).  We also agreed to grant investors in the offering piggy-back registration rights in connection with the shares of common stock issuable in connection with the conversion of the Series B Preferred Stock and the shares of common stock underlying the exercise of the warrants sold in the Offering.  The shares of Series B Preferred Stock are convertible at the option of the holder into shares of our common stock at the rate of one for one, automatically convert into common stock if our common stock trades for at least ten consecutive trading days over $2.00 per share, accrue quarterly dividends at the rate of 12% per annum, and are required to be redeemed by the Company, if not converted prior to such redemption date, on the third anniversary of the issuance date of such shares at a redemption rate of $1.00 per share.

In February 2010, the Company sold 100,000 Units and raised $100,000 in connection with the Offering.   In April 2010, the Company received $350,000 in cash in connection with the sale of an additional 350,000 Units.  In June 2010, the Company received $150,000 in cash in connection with the sale of an additional 150,000 Units to KKB Holdings LLC, which is controlled by Dan Borgen, its President, and a Director of the Company. There are 600,000 shares of Series B Preferred Stock issued and outstanding as of the date of this Report.  The Company claims an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended (the “Act”), as the subscribers were accredited investors and made certain representations and warranties to the Company in the Subscription Agreements evidencing the purchase.

In April 2010 we entered into consulting and advisory service agreements for general corporate advisory services with two individuals.  The agreements will expire on June 30, 2010.  Pursuant to the agreements, we agreed to compensate the consultants with 10,000 shares of restricted common stock each (20,000 total), which shares will be restricted for one year until April 30, 2011.

In July 2010, we entered into a letter agreement with a non-exclusive consultant, pursuant to which the consultant agreed to provide us three months of investor relations and public relations consulting services, beginning on August 1, 2010 and continuing through October 2010.  In consideration for the services to be rendered, we agreed to pay the consultant $2,500 per month and to grant the consultant warrants to purchase 50,000 shares of the Company’s common stock at an exercise price to be determined at a later date, subject to the Board of Directors approval.

We claim an exemption from registration afforded by Section 4(2) of the Act, for the above issuances, since the issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

During the six months ending June 30, 2010 there were 27,050 shares of the Company's Series A Preferred Stock which were converted into and 330 warrants that were exercised for an aggregate of 27,380 shares of the Company's common stock.

Subsequent to June 30, 2010, an additional 303 shares of the Company’s Series A Preferred Stock were converted into 303 shares of the Company’s common stock.

We claim an exemption from registration afforded by Section 3(a)(9) of the Act for the above conversions and exercises, as the securities were exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

3.1(2)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(5)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Nevada, Inc.'s Series A Convertible Preferred Stock.

3.3(2)	Withdrawal of Designation of the Company’s Series B Preferred Stock

3.4(4)	Series B Convertible Preferred Stock Filing

3.5(2)	Bylaws of Vertex Energy, Inc.

4.1(2)	Vertex Energy, Inc., 2008 Stock Incentive Plan

4.2(3)	2009 Stock Incentive Plan of Vertex Energy, Inc.

10.1(2)	Asset Transfer Agreement

10.2(2)	Services Agreement

10.3(2)	Right of First Refusal Agreement

10.4(2)	Operating and Licensing Agreement

10.5(2)	Employment Agreement with Benjamin P. Cowart

10.6(2)	Employment Agreement with John Pimentel

10.7(2)	Employment Agreement with Matthew Lieb

10.8(2)	Letter Loan Agreement with Regions Bank

10.9(2)	Line of Credit with Regions Bank

10.10(2)	Security Agreement with Regions Bank

10.11(3)	Letter Agreement with Christopher Stratton

14.1(2)	Code of Ethics

16.1(2)	Letter from Stonefield Josephson, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Acting Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Acting Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

(5) Filed as an exhibit to the registrant’s Report on Form 8-K, filed with the Commission on July 16, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: August 16, 2010	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)