Form 10-Q
period 2010-09-30
Vertex Energy Inc.
filed 2010-11-15
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
 Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 8,346,436 shares of common stock issued and outstanding as of November 3, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

VERTEX ENERGY, INC.

CONTENTS

Page
Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations (unaudited)	F-3

Consolidated Statements of Cash Flows (unaudited)	F-4

Notes to Consolidated Financial Statements (unaudited)	F-5

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009

ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$1,018,627	$514,136
Accounts receivable, net	2,588,555	2,188,423
Inventory	2,420,339	2,978,883
Prepaid expenses	86,288	115,541
Total current assets	6,113,809	5,796,983

Noncurrent assets
Licensing agreement, net	1,840,017	1,675,197
Fixed assets, net	72,260	75,807
Total noncurrent assets	1,912,277	1,751,004

TOTAL ASSETS	$8,026,086	$7,547,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,835,569	$5,052,558
Accounts payable-related party	567,571	527,731
Line of credit	1,000,000	-
Due to related party	-	841,855
Total current liabilities	5,403,140	6,422,144

Long-term liabilities
Mandatorily redeemable preferred stock, Series B, $.001 par value, 2,000,000 shares authorized, 600,000 and 0 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (includes $150,000 to a related party)	600,000	-
Total liabilities	6,003,140	6,422,144

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized:
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 4,700,273 and 4,755,666 issued and outstanding at September 30, 2010 and December 31, 2009 respectively	4,700	4,756
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 8,329,978 and 8,254,256 issued and outstanding at September 30, 2010 and December 31, 2009 respectively	8,330	8,254
Additional paid-in capital	2,226,443	2,090,507
Accumulated deficit	(216,527)	(977,674)
Total stockholders’ equity	2,022,946	1,125,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,026,086	$7,547,987

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$13,288,600	$12,035,430	$42,428,741	$25,010,184
Revenues – related parties	1,828	-	5,578	147,871
	13,290,428	12,035,430	42,434,319	25,158,055

Cost of revenues	12,471,821	10,342,956	39,679,178	23,384,453

Gross profit	818,607	1,692,474	2,755,141	1,773,602

Selling, general and administrative expenses (exclusive of merger related expenses)	667,339	982,916	2,118,708	2,143,222
Merger related expenses	-	-	-	249,397
Total selling, general and administrative expenses	667,339	982,916	2,118,708	2,392,619

Income (loss) from operations	151,268	709,558	636,433	(619,017)

Other income (expense)
Other income	89,333	-	219,333	-
Income tax expense	(5,500)		(5,500)
Interest expense	(26,521)	-	(89,119)	-
Total other income (expense)	57,312	-	124,714	-

Provision for (benefit from) income taxes	-	-	-	-

Net income (loss)	$208,580	$709,558	$761,147	$(619,017)

Earnings per common share
Basic	$0.03	$0.09	$0.09	$(0.09)
Diluted	$0.02	$0.05	$0.06	$(0.09)

Shares used in computing earnings per share
Basic	8,315,309	8,252,391	8,276,184	7,184,261
Diluted	13,581,067	13,736,445	13,540,455	7,184,261

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities
Net income (loss)	$761,147	$(619,017)
Adjustments to reconcile net loss to cash
used by operating activities
Stock based compensation expense	135,923	279,196
Depreciation and amortization	107,781	33,484
Changes in assets and liabilities
Accounts receivable	(400,132)	(1,024,266)
Accounts receivable- related parties	-	21,232
Due from partnership	-	265,219
Inventory	558,543	(1,757,910)
Prepaid expenses	29,253	(154,954)
Accounts payable	(1,216,988)	3,756,006
Accounts payable – related parties	39,840	(838,239)
Net cash provided (used) by operating activities	15,367	(39,249)

Cash flows from investing activities
Purchase of intangible assets	(260,401)	(1,677,682)
Payments on related party note	-	(221,843)
Purchase of fixed assets	(8,653)	(65,806)
Net cash used by investing activities	(269,054)	(1,965,331)

Cash flows from financing activities
Proceeds from sale of Preferred “B” shares	600,000	-
Proceeds from exercise of common stock warrants	33	264
Distributions to limited partners prior to merger	-	(646,289)
Line of credit proceeds, net	1,000,000	-
Proceeds from recapitalization	-	2,797,012
Payments on due to related party balance	(841,855)	-
Net cash provided by financing activities	758,178	2,150,987

Net increase in cash and cash equivalents	504,491	146,407

Cash and cash equivalents at beginning of the period	514,136	17,616

Cash and cash equivalents at end of period	$1,018,627	$164,023

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$70,719	$57,463
Cash paid for income taxes during the period	$5,500	$-

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

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

The consolidated financial statements included revenues from related parties of $5,578 and $147,871 and inventory purchases from related parties of $4,012,026 and $2,900,249 for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, the Company owes $567,571 to related parties. This includes $567,571 of accounts payable most of which is due to Cedar Marine Terminal (“CMT”) and H&H Oil-Baytown. CMT and H&H Oil-Baytown are majority-owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart.

NOTE 3.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the nine months ended September 30, 2010, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables.  Four large companies with various independent divisions represented 20%, 19%, 19% and 11% of the Company’s gross sales for the nine months ended September 30, 2010. Four companies represented 37%, 25%, 25% and 14% of outstanding trade receivables as of September 30, 2010.  Two large companies with various independent divisions represented 37% and 19% of the Company’s gross sales and these two companies also represented 31% and 55%, respectively, of outstanding trade receivables for the nine months ended September 30, 2009.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

The Company has several purchase agreements with suppliers that require purchases of minimum quantities of the Company’s products.  The agreements generally have a one year term, after which they become month-to-month agreements.  There are no penalties associated with these agreements.  Minimum future purchases under these contracts are approximately $16,843,076 through September 30, 2011.

The Company has one debt facility available for use, of which there was $1,000,000 and $0 outstanding as of September 30, 2010 and December 31, 2009, respectively. See note 4 for further details.

The Company purchases goods and services from three companies that represented 22%, 14% and 14% of total purchases for the nine months ended September 30, 2010.  One entity that was 14% of the total is a related party from which Vertex Energy purchased the license described in Note 9.

The Company has substantial potential Net Operating Loss carryforwards as a result of the merger with World Waste Technologies Inc. in 2009. It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. The Company has not yet determined the extent, if any, to which it may be able to utilize these carry-forwards. The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs.

NOTE 4. NOTES PAYABLE

In September 2010, the Company entered into a loan agreement with Bank of America Merrill Lynch. Prior to entering into the loan agreement, the Company satisfied in full all of its prior obligations owing to Regions Bank under the revolving line of credit agreement entered into in June 2009 and amended on May 25, 2010, which had an outstanding balance of $1,300,000 on June 30, 2010, and terminated such line of credit agreement. Regions released all of its previously held security agreements and financing statements.

Pursuant to the loan agreement, Bank of America agreed to loan up to $3,500,000 in the form of a revolving line of credit, which is expected to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the Bank of America LIBOR rate plus 3%, adjusted daily, and is due on September 16, 2011. The available amount is based on 80% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. The balance on the line of credit was $1,000,000 and $3,251,446 was available at September 30, 2010. The loan agreement is guaranteed by Cedar Marine Terminal, a related party of the Company. The most restrictive covenant of the loan requires an interest coverage ratio of at least 1.5 to 1. The Company believes it was in compliance of all aspects of the agreement as of September 30, 2010.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 5. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $135,923 and $279,196 for the nine months ended September 30, 2010 and 2009, respectively. No share-based compensation cost had been capitalized as part of inventory or fixed assets.

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

Stock option activity for the nine months ended September 30, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2009	2,733,334	$5.76	8.61	$731,762
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Outstanding at September 30, 2010	2,733,334	$5.76	7.89	$731,762

Vested at September 30, 2010	1,385,959	$10.72	7.10	$188,434

Exercisable at September 30, 2010	1,385,959	$10.72	7.10	$188,434

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

A summary of the Company’s stock warrant activity and related information for the nine months ended September 30, 2010 is as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2009	998,944	$24.21	2.54	$57,202
Warrants granted	600,000	2.00	3.00	77,026
Warrants exercised	(330)	(0.10)	(2.67)	(200)
Warrants cancelled/forfeited/expired	-	-	-	-
Warrants at September 30, 2010	1,598,614	$15.88	2.16	$134,028

Vested at September 30, 2010	998,614	$24.22	2.04	$56,902

Exercisable at September 30, 2010	998,614	$24.22	2.04	$56,902

The following table summarizes the assumptions used in assessing the above described options valuations:

	NINE MONTHS ENDED	YEAR ENDED
	SEPTEMBER 30, 2010	DECEMBER 31, 2009

Expected volatility	50-75%	50-75%
Expected dividends	0%	0%
Expected term (in years)	10	10
Risk-free rate	1.40-3.5%	1.71-3.5%

NOTE 6. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the nine months ended September 30, 2010 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the nine months ended September 30, 2010 does not include options to purchase 2,211,608 shares, 600,000 shares of mandatorily redeemable preferred stock and warrants to purchase  1,515,730 shares due to their anti-dilutive effect, since the instruments were out of the money.

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2010 there were 8,329,978 common shares issued and outstanding.

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

 VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

During the nine months ending September 30, 2010 there were 55,393 shares of the Company's Series A Preferred Stock converted into the Company's common stock and warrants to purchase  330 shares of the Company's common stock were exercised . The Company issued 20,000 shares to consultants during the period, for services valued at $17,000, which is included in stock-based compensation.

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of September 30, 2010 there were 4,700,273 Series A Preferred shares issued and outstanding and 600,000 Series B Preferred shares issued and outstanding.

Holders of outstanding shares of the Company’s Series A Convertible Preferred are entitled to receive dividends, when, as, and if declared by the Company’s board of directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to the Company’s Series A Preferred until dividends in the same amount per share on the Company’s Series A Preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of the Company, each share of the Company’s Series A Preferred is entitled to receive $1.49 prior to similar liquidation payments due on shares of the Company’s common stock or any other class of securities junior to the Company’s Series A Preferred shares.  The Company’s Series A Preferred are not entitled to participate with the holders of the Company’s common stock with respect to the distribution of any remaining assets of the Company.  Shares of Series A  Preferred automatically convert into shares of common stock on the earliest to occur of the following: (a) the affirmative vote or written consent of the holders of a majority of the then-outstanding shares of Series A Preferred; (b) If the closing market price of the Company's common stock averages at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 7,500 shares over such period; (c) if the Company consummates an underwritten public offering of its securities at a price per share not less than $10 and for a total gross offering amount of at least $10 million; or (d) if a sale of the Company occurs resulting in proceeds to the holders of the Company's Series A Preferred of a per share amount of at least $10; provided that holders of the Company's Series A Preferred may not voluntarily convert their shares into the Company's common stock for at least one year following the issuance of the Series A Preferred. Thereafter, holders may convert their shares of Series A Preferred subject to the following conditions: (i) at any time following the one-year anniversary of the issuance of Series A Preferred, holders may convert only up to that number of shares such that, upon conversion, the aggregate beneficial ownership of the Company's common stock of any such holder does not exceed 4.99% of the Company's common stock then outstanding; and (ii) prior to the three-year anniversary of the issuance of the Series A Preferred, no holder may, in any given three-month period, convert more than that number of shares of the Company's Series A Preferred that equals 5% of the total number of shares of Series A Preferred then beneficially owned by such holder.  Each share of the Company's Series A Preferred converts into one share of the Company's common stock, subject to adjustment.

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

 VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

Based upon the Company’s evaluation of the terms and conditions of the Series B Preferred Stock, the Company concluded that their features are more akin to a debt instrument than an equity instrument, since the shares are potentially subject to cash redemption, which means that the Company’s accounting conclusions are generally based upon standards related to a traditional debt security. The Series B Preferred Stock is recorded as a liability at the carrying value of the possible redemptions, and the dividends are recorded as interest expense. The Company recognized $30,867 of interest expense related to these instruments.

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

During the nine months ended September 30, 2010, the Company sold 600,000 shares of the Series B Preferred Stock, for proceeds of $600,000. Of this, $150,000 was from a related party.

NOTE 9.  LICENSING AGREEMENT

The Company operates under an operating and licensing agreement with a related party that is majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart, that provides for an irrevocable, non-transferable, royalty-free, perpetual right to use a certain thermal/chemical extraction technology (“TCEP”) to re-refine certain used oil feedstock and associated operations of this technology on a global basis.  This includes the right to utilize the technology in any future production facilities built by the Company.  If the related entity is unable to continue operations, the Company would not have a source of its TCEP products to sell to customers, which could negatively impact sales. The Company must approve any research and development costs that are performed by the related party and this may affect the related party’s ability to maintain technological feasibility of the technology which could impact the value of the license. The Company will continue to make expenditures on the development of the process in the foreseeable future, which could be significant. We believe the license is technologically feasible; however, we believe we can make improvements that will enhance the TCEP process and design.

The initial valuation of the license was based upon the cost to acquire the use of TCEP and its processes.  It will be assessed over time for changes in the valuation. Additional development costs capitalized during the nine months ended September 30, 2010 were $260,401. The Company is amortizing the value of the license agreement over a fifteen year period.  Amortization expense was $95,581and $27,961 for the nine months ending September 30, 2010 and 2009, respectively.  The Company evaluated the carrying value of the license and determined that no impairment existed at September 30, 2010.

 VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the nine months ended September 30, 2010 and 2009, is as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2010
		Refining &
	Black Oil	Marketing	Total
Revenues	$14,112,751	$28,321,568	$42,434,319

Income (loss) from operations	$253,267	$383,166	$636,433

Total Assets	$1,786,201	$6,239,885	$8,026,086

NINE MONTHS ENDED SEPTEMBER 30, 2009
		Refining &
	Black Oil	Marketing	Total
Revenues	$15,105,363	$10,052,692	$25,158,055

Income (loss) from operations	$(150,219)	$(468,798)	$(619,017)

THREE MONTHS ENDED SEPTEMBER 30, 2010
		Refining &
	Black Oil	Marketing	Total
Revenues	$6,613,455	$6,676,973	$13,290,428

Income (loss) from operations	$557,724	$(406,456)	$151,268

THREE MONTHS ENDED SEPTEMBER 30, 2009
		Refining &
	Black Oil	Marketing	Total
Revenues	$5,865,263	$6,170,167	$12,035,430

Income (loss) from operations	$547,970	$161,588	$709,558

 VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)
NOTE 11. SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the available balance on the Line of Credit is $3,251,446 of which $900,000 has been allocated to the outstanding letter of credit described below.  To date the outstanding balance drawn on the line of credit is $1,700,000 leaving a balance of $651,446.

In October 2010 we entered into a consulting agreement for investor relations services. The agreement will commence on October 14, 2010 for a period of six months ending April 14, 2011. We agree to compensate the consultant with a monthly fee of $7,500. The agreement may be renewed for a six month term with fees increasing by 5%. The agreement may be terminated by either party at any time upon 30 day written notice.

Subsequent to September 30, 2010, there were 5,000 employee options exercised for the Company’s common stock. Also, there were 13,200 warrants exercised for 11,314 shares of the Company’s common stock (when adjusting for a cashless exercise of such warrants).

On October 15, 2010, we entered into a sales/purchase agreement with a supplier requiring the Company to provide a standby letter of credit in the amount of $900,000 which expires on October 14, 2011. To date there have been no draws against the letter of credit.

In November 2010, we entered into a subsequent agreement with the consultant, which provides for the consultant to perform investor correspondence and liaison services for us for a term of 24 months, in consideration for the grant to the consultant of warrants to purchase 200,000 shares of our common stock, with cashless exercise rights, at an exercise price of $0.75 per share, of which warrants to purchase 75,000 shares vested immediately and warrants to purchase 125,000 shares vest at the rate of the lesser of (a) 5,209 warrants or (b) the remaining unvested portion of the warrants, per month for the 24 months following the parties entry into the agreement, provided that any warrants that are not vested by the termination of the agreement are forfeited.  The warrants have a three year term. The agreement can be terminated by either party with 30 days prior written notice.

Subsequent to September 30, 2010, an additional 144 shares of the Company's Series A Preferred Stock were converted into shares of the Company's common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident,” “scheduled,” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undo reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law.

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

Biomass Renewable Energy

We are continuing to work on joint development commercial projects which focus on the separation of municipal solid waste into feedstocks for energy production.  We are very selective in choosing opportunities that we believe will result in value for the shareholders of Vertex.  We cannot assure that the ongoing venture will successfully bring any projects to a point of financing or successful construction and operation.

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

We also have an agreement in place with KMTEX, pursuant to which KMTEX has agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX, into more valuable feedstocks, including pygas, gasoline blend stock and MDO/cutter stock, which agreement was amended and extended in July 2010, and currently expires on June 30, 2011,  In connection with and pursuant to the agreement, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees.

Operating and Licensing Agreement

In connection with the Merger and effective as of the effective date of the Merger, Cedar Marine Terminals, L.P., a subsidiary of Vertex LP (“CMT”) and we entered into an Operating and Licensing Agreement (the “Operating Agreement”).  CMT is controlled by Vertex LP, an entity which is majority- owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  These related party transactions are discussed in detail in the Form 10-K filed on March 30, 2010. Pursuant to the Operating Agreement, CMT agreed to provide services to us in connection with the operation of the Terminal run by CMT, and the operations of and use of certain proprietary technology relating to the re-refining of certain oil feedstock referred to as our “thermal chemical extraction process” (“TCEP”), in connection with a Terminaling Agreement by and between CMT and Vertex LP.  Additionally, we have the right to use the first 33,000 monthly barrels of the capacity of the TCEP pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.  On or around July 14, 2010, we entered into a Services and Purchase agreement with BP Oil Supply Company to receive and process 2 barge loads of hydrocarbon/water mixture.  During this time we temporarily shut down the TCEP process, made the process changes required for the spill-response effort, received and treated 2 barge loads of mixture under the agreement, and anticipated receiving more mixture; however as of this filing we have not received any material for processing.  The Company was able to test the technology through a different process and was able to successfully extract and then sell oil from the mixture.  The Company took this opportunity to focus on a turn-around of the facility; revamping the process, undergoing repairs and maintenance, tank cleaning and overall process improvements, therefore TCEP did not run its normal process during the third quarter of 2010.  The budgeted per gallon costs of TCEP for the 4th quarter of 2010 were previously estimated at  $0.45 per gallon; however, the most recent two months of production reflect a cost of less than $0.35 per gallon, a 22% reduction in costs based on improvements that have been made.

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

•
We plan to seek to grow our market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets, funding permitting. For example, we may seek to use a combination of stock and cash to acquire or enter into joint ventures with various local used motor oil collectors and aggregators, technology providers, real estate partners and others. Such acquisitions and/or ventures, if successful, could add to revenues and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of our TCEP technology.  This may include the greenfield development of collection assets, terminals, re-refining facilities and equipment and opportunistic mergers and acquisitions.

•
We will continue to evaluate and potentially pursue various alternative energy project development opportunities.  These opportunities may be a continuation of the projects sourced originally by World Waste and/or may include new projects initiated by us.

Recent Events

In October 2010, we entered into a consulting agreement for investor relations services.  The agreement commenced on October 15, 2010 and continues for a period of six months ending April 14, 2011, subject to an additional six month extension at our sole option, with fees due under such agreement increasing by 5%.  We agreed to compensate the consultant with a monthly fee of $7,500 and reimburse the consultant for expenses incurred in connection with and pursuant to the agreement.  The agreement may be terminated by either party at any time upon 30 day written notice.

In October 2010 we entered into a Sales Agreement, pursuant to which we agreed to purchase approximately 400,000 to 600,000 gallons of raw pyronaphtha per month at a variable price per gallon formula, based on the prior weeks market prices of certain market indexes, for a term beginning on October 1, 2010 and ending on September 30, 2011. The agreement required the Company to provide a standby letter of credit in the amount of $900,000, which expires on October 14, 2011. To date there have been no draws against the letter of credit.

Effective October 15, 2010, we entered into a Sales Agreement, pursuant to which we agreed to sell approximately 9,500 barrels of pygas feedstock per month, at a variable price per gallon formula, based on the prior months market prices of certain market indexes, which agreement continues in effect until September 30, 2011.

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

REFINING AND MARKETING - The Refining and Marketing division generates revenues relating to the sales of finished products.  The Refining and Marketing division gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and then processed at a third-party facility under our direction. The end products are typically three distillate petroleum streams (gasoline blendstock, fuel oil cutterstock and marine cutterstock), which are sold to major oil companies or to large petroleum trading and blending companies. The end products are delivered by barge and truck to customers.  In addition, the Refining and Marketing division purchases black oil which is then re-refined through our thermal chemical extraction process.  The finished product is then sold by barge as marine fuel cutterstock and a feedstock component for major refineries.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Set forth below are our results of operations for the three months ended September 30, 2010, as compared to the same period in 2009; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Total Revenues	$13,290,428	$12,035,430	$1,254,998	10%

Cost of Revenues	12,471,821	10,342,956	(2,128,865)	(21)%

Gross Profit	818,607	1,692,474	(873,867)	(52)%

Selling, general and administrative expenses(exclusive of merger related expenses)	667,339	982,916	315,577	32%

Merger related expenses	-	-	-

Total selling, general and administrative expenses	667,339	982,916	315,577	32%

Income (loss) from operations	151,268	709,558	(558,290)	(79)%

Other Income	89,333	-	89,333	100%
Income tax expense	(5,500)		(5,500)	(100)%
Interest Expense	(26,521)	-	(26,521)	(100)%
Total other income (expense)	57,312	-	57,312	(100)%

Provision for (benefit from) income taxes	-	-	-	0%

Net income	$208,580	$709,558	$(500,978)	(71)%

Each of our segments’ gross profit during the three months ended September 30, 2010 and 2009 was as follows(increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended September 30,
Black Oil Segment	2010	2009	$ Change	% Change
Total revenue	$6,613,455	$5,865,263	$748,192	13%
Total cost of revenue	$5,802,650	4,917,717	(884,933)	(18)%
Gross profit	$810,805	$947,546	$(136,741)	(14)%

Refining Segment
Total revenue	$6,676,973	$6,170,167	$506,806	8%
Total cost of revenue	$6,669,171	5,425,239	(1,243,932)	(23)%
Gross profit	$7,802	$744,928	$(737,126)	(99)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 10% for the third quarter of 2010, compared to the same period in 2009, largely due to increases in commodity prices for the 3rd quarter of 2010 compared to the third quarter of 2009.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2010 increased $3.32 per barrel from a three month average of $63.33 per barrel during the 2009 period to $66.64 per barrel during the 2010 period.  On average, prices we received for our products increased 11% for the quarter ended September 30, 2010, compared to the prior year’s quarter, resulting in a $1.2 million increase in revenue.

Despite increased demand from fuel oil blenders and the export market, overall volumes declined during the period.  This decline was a result of utilizing less Black Oil in the TCEP process.  Management intentionally temporarily shut down the TCEP process during the period to take advantage of the BP opportunity (as described in greater detail above).

In addition to our overall volume decrease for the three months ended September 30, 2010, our per barrel margin decreased approximately 48% from the three months ended September 30, 2009.

Our Refining and Marketing division experienced an increase in production of 7% for its marine cutterstock product for the three months ended September 30, 2010, compared to the same period in 2009, and commodity price increases of approximately 18% for the same period. The average posting (U.S. Gulfcoast No. 2 Waterborne) for the three months ended September 30, 2010 increased $12.60 per barrel from a three month average of $72.06 per barrel during the three months ended September 30, 2009 to $84.77 per barrel during the three months ended September 30, 2010.

Our Pygas production increased 8% for the three months ended September 30, 2010, compared to the same period in 2009 and commodity prices increased approximately 10% for our finished product for the three month period ended September 30, 2010, compared to the same period in 2009.

Our gasoline blendstock volumes increased 11% for the three months ended September 30, 2010 as compared to the same period in 2009.  The overall increase in revenues associated with our Refining and Marketing division for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was due to small increases in volume coupled with increased market prices.  Overall volume for the Refining and Marketing division increased 7% during the three month period ended September 30, 2010 as compared to the same period in 2009.  Margin per barrel decreased substantially as a result of ongoing costs incurred by TCEP that were not offset by TCEP production volumes and sales due to management’s decision to shut down TCEP during the period to test the TCEP technology through a different process with the BP opportunity, sell Black Oil into the market, and focus on a turn-around of the facility; revamping the process, undergoing repairs and maintenance, tank cleaning and overall process improvements, which factored into the significant decrease in margins from the Refining and Marketing division for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

The following table sets forth the high and low spot prices during the first nine months of 2009 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$ 1.90	August 24	$ 1.05	March 11
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$ 2.05	June 16	$ 1.05	January 7
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$69.80	August 19	$ 31.50	January 2
NYMEX Crude oil (dollars per barrel)	$ 74.37	August 24	$ 33.98	February 12
Reported in Platt’s US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first nine months of 2010 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$ 2.29	May 3	$ 1.84	February 8
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$ 2.39	May 3	$ 1.86	February 8
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$75.70	January 7	$ 60.55	May 25
NYMEX Crude oil (dollars per barrel)	$ 86.19	May 3	$ 68.01	May 20
Reported in Platt’s US Marketscan (Gulf Coast)

We have seen increased stabilization in each of the benchmark commodities through September 2010; and each benchmark has been particularly stronger and more stable than they were in 2009.  Declining commodity pricing typically results in a corresponding decrease in our revenues, gross profits, and net income.  As such, we have adjusted the way we price some of our products and we believe the resulting pricing will help and continue to mitigate some of the volatility experienced in prior periods.

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

             During the three months ended September 30, 2010, gross profit decreased 52% from the same period in 2009, primarily due to decreases in volumes sold or re-refined through our TCEP, along with costs related to the turn-around of the facility, increases in commodity pricing, and increased industrial demand helped to offset some of the costs associated with the turnaround of our TCEP during the third quarter.  Total selling, general, and administrative expenses decreased 32% for the three months ended September 30, 2010, compared to the same period in 2009.  This decrease is primarily due to a reduction of legal and administrative costs for the three months ended September 30, 2010, compared to certain one-time costs which were incurred during the transition of the Merger transaction during the three months ended September 30, 2009.

We had net income of $208,580 for the three months ended September 30, 2010, compared to net income of $709,558 for the three months ended September 30, 2009, a decrease in net income of $500,978 or 71% from the prior year’s period.  The decrease in net income was mainly due to expenses of approximately $1.1 million directly related to the turn-around costs of our TCEP and a 21% increase in cost of revenue for the three months ended September 30, 2010.  A 10% increase in revenues and a 32% decrease in selling, general and administrative expenses, helped to offset some of the additional one-time expenses incurred during the period ended September 30, 2010, compared to the three months ended September 30, 2009.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Set forth below are our results of operations for the nine months ended September 30, 2010, as compared to the same period in 2009; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Total Revenues	$42,434,319	$25,158,055	$17,276,264	69%

Cost of Revenues	39,679,178	23,384,453	(16,294,725)	(70)%

Gross Profit	2,755,141	1,773,602	981,539	55%

Selling, general and administrative expenses(exclusive of merger related expenses)	2,118,708	2,143,222	24,514	1%

Merger related expenses	-	249,397	249,397	(100)%

Total selling, general and administrative expenses	2,118,708	2,392,619	273,911	11%

Income (loss) from operations	636,433	(619,017)	1,255,450	203%

Other Income	219,333	-	219,333	100%
Income tax expense	(5,500)		(5,500)	(100)%
Interest Expense	(89,119)	-	(89,119)	(100)%
Total other income (expense)	124,714	-	124,714	100%

Provision for (benefit from) income taxes	-	-	-	0%

Net income	$761,147	$(619,017)	$1,380,164	223%

Each of our segments’ gross profit for the nine months ended September 30, 2010 and 2009 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Nine Months Ended September 30,
Black Oil Segment	2010	2009	$ Change	% Change
Total revenue	$14,112,751	$15,105,363	$(992,612)	(7)%
Total cost of revenue	13,030,818	13,811,077	780,259	6%
Gross profit	$1,081,933	$1,294,286	$(212,353)	(16)%

Refining Segment
Total revenue	$28,321,568	$10,052,692	$18,268,876	182%
Total cost of revenue	26,648,360	9,573,376	(17,074,984)	(178)%
Gross profit	$1,673,208	$479,316	$1,193,892	249%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 69% during the nine month period ended September 30, 2010, compared to the same period in 2009, largely due to increased volumes sold or re-refined through our TCEP,  along with increases in commodity pricing for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the nine months ended September 30, 2010 increased $17.30 per barrel from a nine month average of $51.32 per barrel during the 2009 period to $68.62 per barrel during the 2010 period.  On average, prices we received for our products increased 34% for the nine months ended September 30, 2010, compared to the same period during 2009 which resulted in a $17.2 million increase in revenue.

Volume for our Black Oil division increased 8% for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  Our volumes were impacted due to an increased demand from fuel oil blenders and the overall export market, decreased demand for our own TCEP process and increased demand from one of the third-party re-refining facilities that the Black Oil division supplies feedstock to for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

While our volume increased for the nine months ended September 30, 2010, our per barrel margin in the Black Oil division decreased approximately 22% for the nine months ended September 30, 2010, from the nine months ended September 30, 2009.  The reduction in margins was due to the increase in volume of product being delivered and processed by TCEP.  As volumes and production increase for TCEP the margins in the Black Oil division will decrease; however the Company anticipates that additional margins will be recognized in our Refining and Marketing division as a result of any such decrease in margins in the Black Oil division.

Our Refining and Marketing division experienced an increase in production of 330% for its marine cutterstock product for the nine months ended September 30, 2010, compared to the same period in 2009, and commodity price increases of approximately 35% for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increased production was due in large part to the increased TCEP production during the first six months of 2010, offset by the decrease in production during the third quarter of 2010 due to the down-time associated with the turn-around of the TCEP as described above.  The average posting (U.S. Gulfcoast No. 2 Waterborne) for the nine months ended September 30, 2010 increased $22.16 per barrel from a nine month average of $63.21 per barrel during the 2009 period to $85.37 per barrel during the 2010 period.

Our Pygas production decreased during the nine months ended September 30, 2010, compared to the same period in 2009; however, commodity prices increased approximately 30% for our finished product for the nine month period ended September 30, 2010, compared to the same period in 2009.

Our gasoline blendstock volumes increased 40% during the nine months ended September 30, 2010 as compared to the same period in 2009.  This variance was primarily caused by the timing of production and feedstock availability.  The overall increase in revenues associated with our Refining and Marketing division was due to increases in volumes along with increased market prices.  Overall volume for the Refining and Marketing division increased 90% during the nine month period ended September 30, 2010 as compared to the same period in 2009.  In addition, margin per barrel increased 84% during the nine months ended September 30, 2010 as compared to the same period during 2009.

During the nine months ended September 30, 2010, gross profit increased 55% from the same period in 2009, primarily due to increases in volumes, increases in commodity pricing, and increased industrial demand during the nine months ended September 30, 2010, compared to decreased demand associated with the downturn of the US economy and resulting recession during the nine months ended September 30, 2009.  Total selling, general, and administrative expenses decreased 11% for the nine months ended September 30, 2010, compared to the same period in 2009.  This small decrease is primarily due to the reduction in one time costs that were experienced during the nine months ended September 30, 2009 as a result of our Merger related expenses and other one-time costs associated with us of becoming a public company.

We had net income of $761,147 for the nine months ended September 30, 2010, compared to net loss of $619,017 for the nine months ended September 30, 2009, an increase in net income of  $1,380,164 or 223% from the prior year’s period.  The increase in net income was mainly due to a 69% increase in revenues due to substantial increases in our volumes, and an 11% decrease in total selling, general and administrative expenses.  However the increase in net income was offset by a 70% increase in cost of revenues which was a function of increased volumes, increased commodity prices, and increased costs related to the turnaround of the TCEP technology; during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

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

We had total assets of $8,026,086 as of September 30, 2010, which consisted of total current assets of $6,113,809, consisting of cash and cash equivalents of $1,018,627, accounts receivable, net of $2,588,555, inventory of $2,420,339, prepaid expenses of $86,288, and long term assets consisting of fixed assets of $72,260, and a licensing agreement in the net amount of $1,840,017, which represents the value of the Company’s licensing agreement for the use of the thermal chemical extraction technology.  As of September 30, 2010, an additional $592,290 of development investments had been made to the thermal/chemical process technology and added to the original $1.4 million license value. The Company has fully paid Cedar Marine Terminals (“CMT”) for the license for the thermal/chemical process as of the date of this filing.

We had total liabilities of $6,003,140 as of September 30, 2010, which consisted of current liabilities of $5,403,140, which included accounts payable of $3,835,569, accounts payable – related parties of $567,571, and a balance on our line of credit with Bank of America in the amount of $1,000,000 and long-term liabilities of $600,000 relating to the 600,000 outstanding shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”), which are mandatorily redeemable, unless converted into common stock pursuant to the terms of such series B Preferred Stock on the third anniversary of the issuance date of such shares of Series B Preferred Stock.  A total of 150,000 of the shares of the Series B Preferred Stock held by KKB Holdings LLC, a Limited Liability Company which is owned by a Family Trust, are beneficially owned by family members of Dan Borgen who is a Director of the Company (it was previously incorrectly reported in the Company’s June 30, 2010 Form 10-Q that Mr. Borgen controls KKB Holdings LLC, whereas he is only a member and President of such entity).

We had positive working capital of $710,669 as of September 30, 2010.  Excluding current liabilities to related parties our working capital was $1,278,240 as of September 30, 2010.

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

In September 2010, the Company entered into a loan agreement with Bank of America Merrill Lynch. Prior to entering into the loan agreement, the Company satisfied in full all of its prior obligations owing to Regions Bank (“Regions”) under the revolving line of credit agreement entered into in June 2009 and amended on May 25, 2010, which had an outstanding balance of $1,300,000 on June 30, 2010, and terminated such line of credit agreement. Regions released all of its previously held security agreements and financing statements.

Pursuant to the loan agreement, Bank of America agreed to loan up to $3,500,000 in the form of a revolving line of credit, which is expected to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the Bank of America LIBOR rate plus 3%, adjusted daily, and is due on September 16, 2011. The balance on the line of credit was $1,000,000 at September 30, 2010.

The financing arrangement discussed above is secured by all of the assets of the Company.  The management of the Company believes that with the financing arrangement, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

In October 2010 we entered into a Sales Agreement, pursuant to which we agreed to purchase approximately 400,000 to 600,000 gallons of raw pyronaphtha per month at a variable price per gallon formula, based on the prior weeks market prices of certain market indexes, for a term beginning on October 1, 2010 and ending on September 30, 2011. The agreement required the Company to provide a standby letter of credit in the amount of $900,000, which expires on October 14, 2011. To date there have been no draws against the letter of credit.

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

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  The total number of shares of common stock outstanding as of the date of this report was 8,346,436 shares.

Approximately 6,600,000 of the Company’s outstanding shares of common stock are subject to Lock-up Agreements that provide that until three years following the effective date of the Merger (April 16, 2012)(the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer any shares of common stock such holders beneficially own, without the Company's prior written consent.  Notwithstanding the foregoing, the Lock-up Agreements provide that the holders may transfer (i) all or any portion of the shares subject to the Lock-up Agreements commencing on the date that the closing price of our common stock has averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period has averaged at least 7,500 shares; (ii) all or any portion of the shares as a bona fide gift or gifts, provided that the donee or donees thereof agree to be bound by the restrictions set forth in the Lock-up Agreement, (iii) all or any portion of the shares to any trust for the direct or indirect benefit of the holder or the immediate family of the holder, provided that the trustee of the trust agrees to be bound by the restrictions set forth in the Lock-up Agreement, and provided further that any such transfer shall not involve a disposition for value, and (iv) in any given three-month period commencing on the one-year anniversary of the effective date of the Merger, up to that number of shares equal to 5% of the total number of shares then beneficially owned by such holder.

The Company’s Board of Directors is currently in discussions regarding the potential partial or complete release and cancellation of some or all of the Lock-Up Agreements.  As a result, up to approximately 6,600,000 of such shares currently subject to such Lock-Up Agreements may be eligible to be sold (subject to restrictions of such shares under the Securities Act of 1933, as amended (the “Securities Act”)) following the release of such Lock-Up Agreements by the Board of Directors, subsequent to the filing of this Report.

Additionally, the Company has approximately 4,700,129 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of the date of this report.  Among the other rights of the Series A Preferred Stock, each share of Series A Preferred Stock can be converted into one (1) share of common stock, provided that prior to the three-year anniversary of the Merger (April 16, 2012), no holder may, in any given three-month period, convert more than that number of shares of Series A Preferred Stock that equals 5% of the total number of shares of Series A Preferred Stock then beneficially owned by such holder (the “Conversion Limitation”).  Additionally, holders may convert only up to that number of shares of Series A Preferred Stock, such that upon conversion, the aggregate beneficial ownership of the Company’s common stock held by any such holder does not exceed 4.99% of the Company’s common stock then outstanding (the “Beneficial Limitation”).  The Company’s Board of Directors is currently in discussions regarding the approval of an amended and restated Series A Preferred Stock designation which would remove the Conversion Limitation and allow the Series A Preferred Stock holders to convert the entire amount of their holdings of Series A Preferred Stock into shares of the Company’s common stock and sell such common stock, subject only to the Beneficial Limitation (and any conversion or resale limitations under the Securities Act).  Assuming the Board of Directors approves such amended and restated designation, such amendment will be subject to the approval of a majority of the outstanding shares of Series A Preferred Stock and the filing of such amended designation with the Secretary of State of Nevada. The Company plans to file a current report on Form 8-K at such time as the Lock-Up Agreements (or any portion thereof) are terminated and/or the terms of the Series A Preferred Stock are amended.

As such, and subject to the above and any restrictions on resale set forth in the Securities Act,  it is possible that following the filing of this report, and the Board of Director’s approval (and in the case of the Series A Preferred Stock, the Series A Preferred Stock shareholders’ approval), we will have an additional approximately 11,300,129 shares of common stock available for immediate resale, which were previously locked-up and/or restricted from conversion.  The sale of such common stock previously subject to Lock-Up Agreements may cause the price of our common stock to decline in value and the conversion and sale of shares of Series A Preferred Stock may cause the price of our common stock to decline in value and/or cause immediate and substantial dilution to our common stock shareholders.  Additionally, the sale of such previously locked-up and/or converted Series A Preferred Stock shares on the Over-The-Counter Bulletin Board may cause continued downward pressure on the price of our common stock.  Such sales and downward pressure may be exacerbated by the limited trading volume of our shares.

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

Cash flows for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September
	2010	2009

Beginning cash and cash equivalents	$514,136	$17,616

Net cash provided by (used in):
Operating activities	15,367	(39,249)
Investing activities	(269,054)	(1,965,331)
Financing activities	758,178	2,150,987

Net increase in cash and cash equivalents	504,491	146,407

Ending cash and cash equivalents	$1,018,627	$164,023

Operating activities provided cash of $15,367 for the nine months ended September 30, 2010 as compared to using $39,249 of cash during the corresponding period in 2009.  The primary reason for this increase is related to our operating income of $761,147, and the $558,543 decrease in inventory during the nine months ended September 30, 2010, which was offset by a $1,216,988 decrease in accounts payable.  Additionally, non-cash net income related to stock compensation provided $135,923 of net cash for the nine months ended September 30, 2010.

Investing activities used cash of $269,054 for the nine months ended September 30, 2010 as compared to having used $1,965,331 of cash during the corresponding period in 2009.  Investing activities in 2010 are comprised primarily of $260,401 in cash payments related to the license of the thermal chemical extraction process and $8,653 in connection with the purchase of fixed assets.

Financing activities provided $758,178 during the nine months ended September 30, 2010 resulting from proceeds from a draw down on our line of credit with Bank of America in the amount of $1,000,000 and proceeds from sale of Units, as described below, of $600,000, offset by $841,855 in cash payments paid on a note owed to an entity controlled by Vertex LP, an entity which is majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  As of the filing of this report, the note has been completely paid off.

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

In February, the Company sold 100,000 Units and raised $100,000 in connection with the Offering.   In April 2010, the Company received $350,000 in cash in connection with the sale of an additional 350,000 Units.  In June 2010, the Company received $150,000 in cash in connection with the sale of an additional 150,000 Units to KKB Holdings LLC, a Limited Liability Company which is owned by a Family Trust, are beneficially owned by family members of Dan Borgen who is a Director of the Company (it was previously incorrectly reported in the Company’s June 30, 2010 Form 10-Q that Mr. Borgen controls KKB Holdings LLC, whereas he is only a member and President of such entity).  There are 600,000 shares of Series B Preferred Stock issued and outstanding as of the date of this Report.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740.  The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible.  The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2010, other than the below risk factors, and investors are encouraged to review such risk factors as set forth in our Form 10-K and as provided below, prior to making an investment in the Company.

THE SALE OF COMMON STOCK PREVIOUSLY SUBJECT TO (A) LOCK-UP AGREEMENTS, IN CONNECTION WITH OUR COMMON STOCK, AND/OR (B) CONVERSION LIMITATIONS, IN CONNECTION WITH THE CONVERSION OF OUR SERIES A PREFERRED STOCK; MAY DEPRESS THE MARKET PRICE OF AND CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO THE SHARE PRICE OF OUR COMMON STOCK.

Approximately 6,600,000 of the Company’s outstanding shares of common stock are subject to Lock-up Agreements that provide that until three years following the effective date of the Merger (April 16, 2012)(the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer any shares of common stock such holders beneficially own, without the Company's prior written consent.  The Company’s Board of Directors is currently in discussions regarding the potential partial or complete release and cancellation of some or all of the Lock-Up Agreements.  As a result, up to approximately 6,600,000 of such shares currently subject to such Lock-Up Agreements may be eligible to be sold (subject to restrictions of such shares under the Securities Act of 1933, as amended (the “Securities Act”)) following the release of such Lock-Up Agreements by the Board of Directors, subsequent to the filing of this Report.

Additionally, the Company has approximately 4,700,129 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of the date of this report.  Among the other rights of the Series A Preferred Stock, each share of Series A Preferred Stock can be converted into one (1) share of common stock, provided that prior to the three-year anniversary of the Merger (April 16, 2012), no holder may, in any given three-month period, convert more than that number of shares of Series A Preferred Stock that equals 5% of the total number of shares of Series A Preferred Stock then beneficially owned by such holder (the “Conversion Limitation”).  Additionally, holders may convert only up to that number of shares of Series A Preferred Stock, such that upon conversion, the aggregate beneficial ownership of the Company’s common stock held by any such holder does not exceed 4.99% of the Company’s common stock then outstanding (the “Beneficial Limitation”).  The Company’s Board of Directors is currently in discussions regarding the approval of an amended and restated Series A Preferred Stock designation which would remove the Conversion Limitation and allow the Series A Preferred Stock holders to convert the entire amount of their holdings of Series A Preferred Stock into shares of the Company’s common stock and sell such common stock, subject only to the Beneficial Limitation (and any conversion or resale limitations under the Securities Act).  Assuming the Board of Directors approves such amended and restated designation, such amendment will be subject to the approval of a majority of the outstanding shares of Series A Preferred Stock and the filing of such amended designation with the Secretary of State of Nevada. The Company plans to file a current report on Form 8-K at such time as the Lock-Up Agreements (or any portion thereof) are terminated and/or the terms of the Series A Preferred Stock are amended.

As such, and subject to the above and any restrictions on resale set forth in the Securities Act, it is possible that following the filing of this report, and the Board of Director’s approval (and in the case of the Series A Preferred Stock, the Series A Preferred Stock shareholders’ approval), we will have an additional approximately 11,300,129 shares of common stock available for immediate resale, which were previously locked-up and/or restricted from conversion.  The sale of such common stock previously subject to Lock-Up Agreements may cause the price of our common stock to decline in value and the conversion and sale of shares of Series A Preferred Stock may cause the price of our common stock to decline in value and/or  may cause immediate and substantial dilution to our common stock shareholders.  Additionally, the sale of such previously locked-up and/or recently converted Series A Preferred Stock shares on may cause continued downward pressure on the price of our common stock.  Such sales and downward pressure may be exacerbated by the limited volume of our shares which trade.

Additionally, the effect of any downward pressure on our common stock will likely cause a decrease in the trading value of our common stock, which could make the automatic conversion of the 600,000 shares of Series B Preferred Stock less likely (which shares automatically convert into common stock in the event our stock trades above $2.00 per share for a period of 10 trading days), and therefore make it more likely that we are required to redeem such Series A Preferred Stock shares at $1.00 per share on the third anniversary date of the issuance of such shares.

WE ARE CURRENTLY IN DISCUSSIONS REGARDING POTENTIAL ACQUISITION, MERGER OR BUSINESS COMBINATION OPPORTUNITIES AND TRANSACTIONS AND MAY CHOOSE TO ENTER INTO SUCH TRANSACTIONS IN THE FUTURE.

We are currently in discussions with certain third parties regarding potential acquisition, merger or business combination transactions.  We have not entered into or agreed to the terms of any definitive transactions to date.  However, in the future, we may choose to enter into acquisition, merger and/or business combination transactions with separate third-party or related-party companies, which may result in our majority shareholders changing and/or new shares of common or preferred stock (including preferred stock with rights and privileges superior to our common stock) being issued, resulting in substantial dilution to our then shareholders.   Additionally, any such transaction could result in a change of control, a change in our business focus or operations, and a change in the composition of our Board of Directors, which could result in the replacement of our current management.   In the event we enter into an acquisition, merger and/or business combination in the future, we can make no assurances that our management (or new management in the event our management changes in connection with such transaction) will be able to properly manage our direction or that any change in our business focus or operations will be successful or ultimately beneficial to our shareholders. If we do consummate any acquisition, merger and/or business combination transaction in the future and such transaction, or our resulting business focus or operations are unsuccessful, we may be forced to scale back or abandon our then current business plan or raise additional capital (which could result in further dilution to our then shareholders) either of which will likely cause the value of our common stock to decline in value or become worthless.

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

In February 2010, the Company sold 100,000 Units and raised $100,000 in connection with the Offering.   In April 2010, the Company received $350,000 in cash in connection with the sale of an additional 350,000 Units.  In June 2010, the Company received $150,000 in cash in connection with the sale of an additional 150,000 Units to KKB Holdings LLC, a Limited Liability Company which is owned by a Family Trust, are beneficially owned by family members of Dan Borgen who is a Director of the Company (it was previously incorrectly reported in the Company’s June 30, 2010 Form 10-Q that Mr. Borgen controls KKB Holdings LLC, whereas he is only a member and President of such entity). There are 600,000 shares of Series B Preferred Stock issued and outstanding as of the date of this Report.  The Company claims an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended (the “Act”), as the subscribers were accredited investors and made certain representations and warranties to the Company in the Subscription Agreements evidencing the purchase.

In April 2010 we entered into consulting and advisory service agreements for general corporate advisory services with two individuals.  The agreements expired on June 30, 2010.  Pursuant to the agreements, we agreed to compensate the consultants with 10,000 shares of restricted common stock each (20,000 total), which shares will be restricted for one year until April 30, 2011.

In July 2010, we entered into a letter agreement with a non-exclusive consultant, pursuant to which the consultant agreed to provide us three months of investor relations and public relations consulting services, beginning on August 1, 2010 and continuing through October 2010.  In November 2010, we entered into a subsequent agreement with the consultant, which provides for the consultant to perform investor correspondence and liaison services for us for a term of 24 months, in consideration for the grant to the consultant of warrants to purchase 200,000 shares of our common stock, with cashless exercise rights, at an exercise price of $.75 per share, of which warrants to purchase 75,000 shares vested immediately and warrants to purchase 125,000 shares vest at the rate of the lesser of (a) 5,209 warrants or (b) the remaining unvested portion of the warrants, per month for the 24 months following the parties entry into the agreement, provided that any warrants that are not vested by the termination of the agreement are forfeited.  The agreement can be terminated by either party with 30 days prior written notice.

We claim an exemption from registration afforded by Section 4(2) of the Act, for the above issuances and grants, since the issuances and grants did not involve a public offering, no general solicitation was involved in connection with the issuances or grants, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

During the nine months ending September 30, 2010 55,393 shares of the Company's Series A Preferred Stock were converted into and warrants to purchase 330 shares were exercised for an aggregate of 55,722 shares of the Company's common stock.  Subsequent to September 30, 2010, an additional 144 shares of the Company's Series A Preferred Stock were converted into shares of the Company's common stock.

Subsequent to September 30, 2010, an employee exercised options to purchase 5,000 shares of the Company's common stock at an exercise price of $0.45 per share or $2,250 in aggregate.  There was also an additional cashless exercise of warrants to purchase 13,200 warrants resulting in the issuance of 11,314 shares of the Company's common stock (after taking into account the cashless exercise of such 13,200 warrants, resulting in 1,886 shares being paid in connection with the exercise of such warrants, which had an exercise price of $0.10 per share).

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

3.1(2)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(5)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Nevada, Inc.'s Series A Convertible Preferred Stock.

3.3(2)	Withdrawal of Designation of the Company’s Series B Preferred Stock

3.4(4)	Series B Convertible Preferred Stock Filing

3.5(2)	Bylaws of Vertex Energy, Inc.

4.1(2)	Vertex Energy, Inc., 2008 Stock Incentive Plan

4.2(3)	2009 Stock Incentive Plan of Vertex Energy, Inc.

10.1(2)	Asset Transfer Agreement

10.2(2)	Services Agreement

10.3(2)	Right of First Refusal Agreement

10.4(2)	Operating and Licensing Agreement

10.5(2)	Employment Agreement with Benjamin P. Cowart

10.6(2)	Employment Agreement with John Pimentel

10.7(2)	Employment Agreement with Matthew Lieb

10.8(2)	Letter Loan Agreement with Regions Bank

10.9(2)	Line of Credit with Regions Bank

10.10(2)	Security Agreement with Regions Bank

10.11(3)	Letter Agreement with Christopher Stratton

10.12(6)	Loan Agreement with Bank of America

10.13(6)	Security Agreement

14.1(2)	Code of Ethics

16.1(2)	Letter from Stonefield Josephson, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Acting Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Acting Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

(6) Filed as an exhibit to the registrant’s Report on Form 8-K, filed with the Commission on September 24, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: November 12, 2010	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)