Form 10-K
period 2010-12-31
Vertex Energy Inc.
filed 2011-03-31
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No  ☒

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
 Yes   ☐ No   ☒

The issuer's revenues for the most recent fiscal year ended December 31, 2010 were $58,140,985.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,065,373.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 8,452,169 shares of common stock issued and outstanding as of March 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Description of Business Activities:

We provide a range of services designed to aggregate, process, and recycle industrial and commercial waste streams and off specification commercial chemical products. We currently provide these services in 13 states, with our primary focus in the Gulf Coast and Central Midwest Region of the United States.  Our primary focus is on the recycling of used motor oil and other distressed hydrocarbon streams. This is accomplished (1) through our Black Oil division, which aggregates used motor oil from third-party collectors and manages the delivery of this feedstock to third-party re-refining facilities, as well as fuel oil blenders, and burners of black oil, and (2) through our Refining and Marketing division, which aggregates hydrocarbon streams from collectors and generators and manages the delivery of the hydrocarbon products to a third-party facility for further processing, and then manages the sale of the end products. In addition, we have implemented a proprietary licensed thermal chemical extraction process that, through an operating and license agreement with a related party (described below), processes used motor oil and converts it to higher value products such as fuel oil cutter and a feedstock component for major refineries.

Biomass Renewable Energy

We are also continuing to work on joint development commercial projects which focus on the separation of municipal solid waste into feedstocks for energy production.  We are very selective in choosing opportunities that we believe will result in value for the shareholders of Vertex.  We can provide no assurance that the ongoing venture will successfully bring any projects to a point of financing or successful construction and operation.

Reliance on Contracts and Relationships; Currently a Low Capital Intensive Business

We currently have no significant capital assets and instead contract on a fee-paid basis for the use of all assets we deem to be necessary to conduct our operations, from either independent third-parties or related-parties, pursuant to the Operating Agreement, described below, and other related party agreements described in greater detail in our Report on Form 8-K/A, filed with the Commission on June 26, 2009. These assets are made available to us at market rates which are periodically reviewed by the Related Party Transaction Committee of the Company’s Board of Directors. Our management has chosen to contract for the use of assets rather than purchase or build and own them in order to provide flexibility in the Company’s capital equipment requirements in the event there is a need for more or less capacity due to rapid growth or contraction in the future. We expect to continue to rely on contracts for access to assets moving forward, to avoid the initial capital expenditures that would be required to build our own facilities.

We also have a Processing Agreement in place with KMTEX, pursuant to which KMTEX has agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX, into more valuable feedstocks, including pygas, gasoline blend stock and cutter stock, which agreement expires on June 30, 2011, provided that Vertex believes that it will be able to renew or extend such agreement subsequent to the expiration of such term.  In connection with and pursuant to the agreement, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees.

The following summarizes the third party contracts and relationships relating to the Company:

Third Party
	Company/Vendor	Service
KMTEX
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

The following summarizes the related-party contracts and relationships, as well as the risks if such contracts or relationships are terminated:

Related Party
	CrossRoad Carriers (“CRC”)	Vertex Recovery And Subsidiaries (“VR”)	Cedar Marine Terminal (“CMT”)

Services Performed:	CRC is a transportation company engaged in the transporting of petroleum fuels, bio fuels and chemicals.
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

Pursuant to the Operating and Licensing Agreement (described in greater detail below), Vertex has the right to license the thermal/chemical extraction technology from CMT at a price equal to the documented net development costs of such technology. CMT operates the actual thermal/chemical extraction technology and Vertex pays an operations fee to CMT. Although Vertex LP and Vertex are the only entities currently using the thermal/chemical extraction technology, because the license is non-exclusive, CMT may license the technology to other parties and/or sell the technology outright. CMT currently provides terminaling services to Vertex’s competitors and may increase the volume of such services in the future.

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

Future Opportunities

Our development stage re-refining business will require significant capital to design and construct additional facilities other than the existing facility in Baytown, Texas.  We currently estimate the cost to construct a new, fully functional full-scale commercial process at another location would be approximately $2.5 to $5.0 million, which could fluctuate based on throughput capacity.  The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility.

Operating and Licensing Agreement

In connection with the Merger and effective as of the effective date of the Merger, we entered into an Operating and Licensing Agreement (the “Operating Agreement”) with Cedar Marine Terminals, L.P., a subsidiary of Vertex LP (“CMT”)..  CMT is controlled by Vertex LP, an entity which is majority owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  These related party transactions are discussed in detail in the Form 8-K/A filed on June 26, 2009. Pursuant to the Operating Agreement, CMT agreed to provide services to us in connection with the operation of the Terminal run by CMT, and the operations of and use of certain proprietary technology relating to the re-refining of certain oil feedstock referred to as our “thermal chemical extraction process” (“TCEP”), in connection with a Terminaling Agreement by and between CMT and Vertex LP.  Additionally, we have the right to use the first 33,000 monthly barrels of the capacity of the thermal chemical extraction process pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

The Operating Agreement has a term expiring on February 28, 2017, and can be terminated (a) by the mutual consent of both parties, (b) with thirty days prior written notice, if any term of the agreement is breached, by the non-breaching party, or (c) at any time after the R&D Costs (as defined below) are paid and Mr. Cowart’s employment has been terminated by Vertex; provided that the parties intend for the rights granted pursuant to the License (defined below) to be perpetual.

In consideration for the services to be rendered pursuant to the Operating Agreement, we agreed to pay CMT its actual costs and expenses associated with providing such services, plus 10%, subject to a maximum price per gallon of $0.40, subject to CMT meeting certain minimum volume requirements as provided in the agreement. The maximum price to be paid per gallon is subject to change based on the mutual agreement of both parties and during the first quarter of 2010 we agreed to pay CMT its actual costs and expenses (which exceeded $0.40 per gallon) associated with providing such services, plus 10%, not withstanding the maximum price per gallon.  This decision was made in light of unanticipated per gallon costs greater than $0.40 per gallon incurred during the start-up phase of the plant.  As of the date of this filing we are no longer operating under this structure, and are operating under the original structure of the agreement, as the costs at the end of the second quarter of 2010 were brought down significantly and we believe such costs will be maintained at levels below $0.40 per gallon moving forward.

Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of the thermal chemical extraction process (the “TCEP”) and the “License”) which we have fully paid for in the amount of $2,019,904 (the “R&D Costs”), in any market in the world (except at CMT’s Baytown facility where it is non-exclusive).

Feedstock Agreements:

Vertex’s current operations are undertaken pursuant to four feedstock sale agreements and five feedstock purchase agreements.  One of the feedstock sale agreements has a term extending through September 2011 , subject to the terms of the agreement.  The agreement is also terminable by either party with thirty days notice of a material breach that is not cured.  The sale agreement requires that we provide between 8,000 and 22,000 barrels per calendar month of used oil product (“Recovery Oil”) during the term of the agreement; provides that the buyer shall have the right of first refusal to purchase additional Recovery Oil from us, which is procured within 300 miles of their current location; and provides that the buyer pay us a price per barrel equal to our direct costs, plus certain commissions based on the quality and quantity of the Recovery Oil we supply.

The second feedstock sale agreement requires us to provide between 800 and 2,500 barrels of Cutterstock per day to a separate buyer pursuant to a 24 month contract through April 2011, and provides that the buyer pay us a price per gallon based on a premium to the market price of certain average weekly oil prices listed on the “Platts Oilgram Price Report”.

The third feedstock sale agreement requires us to provide 9,500 barrels per month of Pygas feedstock to a separate buyer pursuant to a 12 month contract entered into in October 2010, and provides that the buyer pay us a price per gallon based on a discount to the market price of certain average monthly oil price indices.

The fourth feedstock sale agreement requires us to provide approximately 1,600 barrels per month of used oil product (“Recovery Oil”) through May 2011.

Vertex is also party to four feedstock purchase agreements with separate third parties, pursuant to which such third parties have agreed to supply us with feedstock.  These agreements provide for us to purchase a range of volumes from all the seller produces in the normal course of business of up to approximately 984,200 gallons per month.  These agreements expire between March 31, 2011 and September 30, 2011 with certain ones providing for a month to month extension after the termination date.  The purchase price per gallon for each agreement is based on a discount to the market price of certain average weekly oil prices listed on the “Platts Oilgram Price Report”.

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

Although Mr. Cowart and certain other key employees of Vertex are prohibited from competing with Vertex while they are employed with Vertex and for six months thereafter, none of such individuals will be prohibited from competing with Vertex after such six month period ends. Additionally, none of Mr. Cowart’s affiliated companies, including Vertex LP, are prohibited from competing with Vertex.  Accordingly, any of these individuals or entities could be in a position to use industry experience gained while working with Vertex to compete with Vertex. Such competition could increase Vertex’s costs to obtain feedstocks, and increase its costs for contracting use of operating assets and services such as third party refining capacity, trucking services or terminal access. Furthermore, such competition could distract or confuse customers, reduce the value of Vertex’s intellectual property and trade secrets, or result in a reduction in the prices Vertex is able to obtain for its finished products. Any of the foregoing could reduce Vertex’s future revenues, earnings or growth prospects.

Suppliers/Customers

Vertex conducts business with approximately 50 feedstock suppliers from various business segments, including motor oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries and petrochemical manufacturing operations, as well as brokers. The Black Oil division aggregates, transports, and sells these feedstocks to numerous customers in the Gulf Coast and Midwest parts of the United States.  The primary customers of its products are blenders and burners of Black Oil, as described above as well as re-refiners of the product.

 With respect to its Refining and Marketing division, Vertex does not rely solely on its contracts, but also on a strong spot market to support the sale of its end products, which are commodities. Vertex has and expects to continue to maintain positive working relationships with its customers.

Seasonality

The industrial hydrocarbon recovery business is seasonal to the extent that it is dependent on streams from seasonal industries. For example, asphalt plants burn recycled waste oil in their process, placing pricing and supply availability constraints on the industry during the good weather construction and road building seasons. In Vertex’s current markets, road paving typically occurs from late spring to early fall. Therefore, it is somewhat easier to procure certain waste streams during winter months when competition for used motor oil feedstock has historically not been as strong.  Currently we are seeing increased demand for used motor oil feedstocks throughout the year due to the addition of re-refining technologies in the marketplace.

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

For example, changes in federal regulations relating to the use of methyl tertiary butyl ether and new sulfur limits for product shipped on domestic pipelines resulted in tightened specifications of gasoline blendstock that Vertex was refining, causing a corresponding decrease in revenue and gross margin growth during 2006, as compared to prior years. This change in regulation, as well as other emission-related regulations, had a material impact on the entire petroleum industry, and Vertex adapted and managed its operations to finding materials better suited to comply with these regulations.  As such, it is possible that future changes in federal regulations could have a material adverse effect on Vertex’s results from operations.

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

Recent Events

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

On October 15, 2010, we entered into a sales/purchase agreement with a supplier requiring the Company to provide a standby letter of credit in the amount of $900,000 which expires on October 14, 2011. To date, there have been no draws against the letter of credit.

In January 2011, we entered into a feedstock sale agreement requiring us to provide approximately 1,600 barrels per month of used oil product (“Recovery Oil”) during the period of February 2011 through May 2011.  We also entered into a feedstock purchase agreement requiring us to purchase approximately 1,600 barrels per month of used oil product (“Recovery Oil”) during the same period.  Both of these agreements are described under “Feedstock Agreements”, above.

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

•
Our primary focus is to continue to supply used motor oil and other hydrocarbons to existing customers and to cultivate additional feedstock supply volume by expanding relationships with existing suppliers and developing new supplier relationships. We will seek to maintain good relations with existing suppliers, customers and vendors and the high levels of customer service necessary to maintain these businesses. We plan to seek to develop relationships with several other re-refining facilities to serve as such facilities’ primary and exclusive feedstock provider.  We will also be seeking additional value chain investments beyond current TCEP product value such as additional refining to lubricating oil.

•
We intend to improve margins by applying new technologies, including but not limited to the re-refining of certain oil feedstock through the “thermal chemical extraction process” to existing and new feedstock streams. The first application of this technology at CMT’s Baytown, Texas facility came on-line during the third quarter of 2009 and we have continued to enhance the facility and process.  We also plan to build additional facilities for various processes to implement proprietary company-owned, leased, or potentially acquired technologies to upgrade feedstock materials to create fuel oil cutter, vacuum gas oil and other value-added energy products.  By moving from our historical role as a value-added logistics provider, to operating as an actual re-refiner ourselves, we plan to improve margins through the upgrading of used motor oil and transmix inventories into higher value end products, funding permitting, of which there can be no assurance.

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

Employees

Vertex has 12 full-time employees and 1 independent contractor.  We believe that our relations with our employees are good.

Patents, Trademarks, and Licenses

Pursuant to the Operating Agreement, Vertex has the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of TCEP in any market in the world (the “License”).

Vertex has not obtained any patents (although patent applications for the TCEP are pending, which patent pending is owned by Vertex LP and its affiliates) in the United States or internationally for its technology to date.

In addition, we have developed a website and have registered www.vertexenergy.com as our domain name, which contains information we do not desire to incorporate by reference herein.

ITEM 1A. Risk Factors

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company's business is subject to many risk factors, including the following:

The sales of common stock previously subject to (a) lock-up agreements, in connection with our common stock, and/or (b) conversion limitations, in connection with the conversion of our Series A Preferred Stock; may depress the market price of and cause immediate and substantial dilution to the share price of our common stock.

Approximately 6,600,000 of the Company’s outstanding shares of common stock are subject to Lock-up Agreements that provide that until three years following the effective date of the Merger (April 16, 2012)(the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer more than 5% of the total number of shares of common stock such holders beneficially own, without the Company's prior written consent.  The Company’s Board of Directors is currently in discussions regarding the potential partial or complete release and cancellation of some or all of the Lock-Up Agreements.  As a result, up to approximately 6,600,000 of such shares currently subject to such Lock-Up Agreements may be eligible to be sold (subject to restrictions of such shares under the Securities Act of 1933, as amended (the “Securities Act”)) following the release of such Lock-Up Agreements by the Board of Directors, subsequent to the filing of this Report.

Additionally, the Company has approximately 4.6 million shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of the date of this Report.  Among the other rights of the Series A Preferred Stock, each share of Series A Preferred Stock can be converted into one (1) share of common stock, provided that prior to the three-year anniversary of the Merger (April 16, 2012), no holder may, in any given three-month period, convert more than that number of shares of Series A Preferred Stock that equals 5% of the total number of shares of Series A Preferred Stock then beneficially owned by such holder (the “Conversion Limitation”).  Additionally, holders may convert only up to that number of shares of Series A Preferred Stock, such that upon conversion, the aggregate beneficial ownership of the Company’s common stock held by any such holder does not exceed 4.99% of the Company’s common stock then outstanding (the “Beneficial Limitation”).  The Company’s Board of Directors is currently in discussions regarding the approval of an amended and restated Series A Preferred Stock designation which would remove all or some portion of the Conversion Limitation and may allow for the Series A Preferred Stock holders to convert the entire amount of their holdings of Series A Preferred Stock into shares of the Company’s common stock and sell such common stock, subject only to the Beneficial Limitation (and any conversion or resale limitations under the Securities Act).  Assuming the Board of Directors approves such amended and restated designation, such amendment will be subject to the approval of a majority of the outstanding shares of Series A Preferred Stock and the filing of such amended designation with the Secretary of State of Nevada. The Company plans to file a current report on Form 8-K at such time as the Lock-Up Agreements (or any portion thereof) are terminated and/or the terms of the Series A Preferred Stock are amended.

As such, and subject to the above and any restrictions on resale set forth in the Securities Act, it is possible that following the filing of this report, and the Board of Director’s approval (and in the case of the Series A Preferred Stock, the Series A Preferred Stock shareholders’ approval), we will have an additional approximately 11.2 million shares of common stock available for immediate resale, which were previously locked-up and/or restricted from conversion.  The sale of such common stock previously subject to Lock-Up Agreements may cause the price of our common stock to decline in value and the conversion and sale of shares of Series A Preferred Stock may cause the price of our common stock to decline in value and/or may cause immediate and substantial dilution to our common stock shareholders.  Additionally, the sale of such previously locked-up and/or recently converted Series A Preferred Stock shares may cause continued downward pressure on the price of our common stock.  Such sales and downward pressure may be exacerbated by the limited volume of our shares which trade.

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

The Trustee for the Lehman Brothers Inc. Bankruptcy has alleged that World Waste received funds from Lehman Brothers Inc. which are recoverable by the Trustee in Bankruptcy.

We are currently in discussions with the Trustee for the liquidation of Lehman Brothers Inc. (“Lehman”).  The Trustee has alleged that World Waste received a payment from Lehman prior to the liquidation of Lehman and prior to the consummation of the Merger.  The Trustee has further alleged that such payment is a preference payment (i.e., that World Waste received more than other, similarly situated creditors would receive through the bankruptcy process) and that the Trustee has rights to some part of that payment under Bankruptcy law.  We are currently researching the payment in an effort to determine whether any preference rights exist and are in discussions with the Trustee regarding the potential settlement of such claims.  At this point no formal claim has been filed against us or World Waste by the Trustee, and we believe that it is too early at this point to comment as to the potential outcome of any of the Trustee’s allegations, the applicability of any Bankruptcy laws or the potential expiration of any applicable statutes of limitations; however, if we were forced to repay the payment, or a significant portion of the payment to the Trustee, or agree to settle with the Trustee, such funds could decrease our working capital and adversely effect our ability to expand our operations and implement our business plan as discussed herein.  As a result, the value of our common stock may decline in value.

Benjamin P. Cowart, our Chief Executive Officer and Chairman, controls Vertex.

Benjamin P. Cowart, Vertex’s Chairman and Chief Executive Officer, beneficially owns a total of approximately 36% of the total outstanding shares of the Company’s capital stock, and holds the right to vote an additional approximately 22% of the Company’s capital stock pursuant to voting agreements entered into with various shareholders of Vertex, which voting agreements provide him the right to elect four (4) of Vertex’s five (5) directors (the Company is currently in the process of amending such voting agreements to provide for Mr. Cowart to appoint five of the Company’s six directors) and which voting agreements remain in effect until April 16, 2012. As such, subject to the resale terms and conditions of the voting agreements and the Lock-up Agreements (described below) which certain of Vertex’s shareholders signed, until April 12, 2012, Mr. Cowart will have the right, to appoint four (4) of Vertex’s directors, and therefore to exercise significant control over the Company, including making decisions with respect to issuing additional shares, entering into mergers, asset sales, and other fundamental transactions, and amending the terms of Vertex’s articles of incorporation.

Vertex owes a significant amount of money in accounts payable.

As of December 31, 2010, Vertex owed approximately $4.6 million in accounts payable. Moving forward, Vertex may need to raise additional funding, and as such may need to seek additional debt or equity financing. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.

An event of default by Vertex LP, and a foreclosure of Vertex LP’s and CMT’s assets by Regions Bank, would materially adversely effect the Company’s operations and the value of its securities.

Vertex LP, which is majority-owned and controlled by the Company’s Chief Executive Officer and Director, Benjamin P. Cowart, is a party to certain loan agreements, security agreements and related agreements with Regions Bank (“Regions”).  In August 2009, Vertex LP (and certain other entities controlled by and/or associated with Vertex LP, including but not limited to CMT) received notice from Regions that Regions believed it was in default of certain borrowing criteria set forth in the loan agreement between Vertex LP and Regions, and that Vertex LP had until October 1, 2009 at the latest, to remedy such alleged defaults.  Regions subsequently agreed to provide Vertex LP a six month extension of the due date of the loans made by Regions, and as a result, Vertex LP had until May 28, 2010 to remedy such defaults.  Subsequently, Vertex LP entered into a 12 month forbearance agreement by which it has agreed to certain principal and interest payments through September 27, 2011 in consideration for Regions forbearing from taking any action against Vertex LP.  In the event that Vertex LP is unable to remedy its alleged defaults with Regions prior to September 27, 2011 or repay the amounts owed to Regions at that time, Regions may declare the entire outstanding amount of the loan agreement in default and/or take action to enforce its security interests over substantially all of Vertex LP’s and CMT’s assets, including but not limited to the lease agreement pursuant to which CMT leases the land at the Terminal, and the assets and operations relating to the Company’s licensed thermal chemical extraction process. As a result, if Regions were to call Vertex LP’s debts in default and foreclose on Vertex LP’s assets, it may delay and/or prevent the Company from operating its thermal chemical extraction process (or potentially effect the license to use the technology), using the Terminal for its operations, and/or using any of the other services provided to the Company by Vertex LP’s affiliated companies.  Therefore, if Regions were to declare Vertex LP in default of its loan agreements, it could result in the value of the Company’s securities becoming devalued and/or worthless and potentially force the Company to curtail or abandon its business plan or operations.

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

Vertex does not currently have any long-term assets, but instead its business is comprised of the rights to various contracts and arrangements. As such, moving forward, Vertex will need to rely on its relationships and agreements with Vertex LP and its affiliates, including with the following:

•	CrossRoad Carriers, for the transportation of Vertex’s feedstock of refined and re-refined petroleum products; and

•	Cedar Marine Terminal LP, which will sublease terminal space to Vertex, and from which Vertex may purchase certain re-refining assets.

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

Due to Mr. Cowart’s beneficial ownership of approximately 36% of Vertex’s common stock and voting agreements which are in place, which allow him to vote an additional approximately 22% of Vertex’s common stock for four of the six Directors of Vertex, at least one of whom must be “independent” as defined by the New York Stock Exchange, Mr. Cowart will have the right to appoint four of our six Directors until April 16, 2012. The holders of Vertex’s Series A preferred stock are entitled to elect one of Vertex’s six directors. Accordingly, so long as the voting agreements remain in effect and the shares of Vertex Series A Preferred Stock remain outstanding, the minority holders of shares of Vertex’s common stock will have a limited ability to vote for the election of directors.

Potential conflicts of interest exist between the Company, Mr. Cowart, our Chief Executive Officer, and certain entities which he controls.

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

Vertex has (1) a right of first refusal to match any third-party offer to purchase any of the Vertex LP Entities on the terms and conditions set forth in such offer; and (2) the option, exercisable in Vertex’s sole discretion any time after the 18-month anniversary of the closing of the merger and so long as Mr. Cowart is employed by Vertex, to purchase all or any part of the outstanding stock of any of the Vertex LP Entities owned by Vertex LP or VTX, Inc., at a price based on an independent third-party valuation and appraisal of the fair market value of such Vertex LP Entity (the “Right of First Refusal”). Pursuant to the merger agreement, Vertex was required to form a committee of its board of directors (the “Related Party Transaction Committee”)  including at least two “independent directors” (defined as any individuals who do not beneficially own more than 5% of the outstanding voting shares of Vertex, are not employed by, or officers of Vertex or any entity related to Mr. Cowart, are not directors or managers of any such company, are not family members of Mr. Cowart, and would qualify as “Independent Directors” as defined in the rules and regulations of the New York Stock Exchange). The Related Party Transaction Committee is charged with the review and pre-approval of any and all related party transactions, including between Vertex and Vertex LP, Mr. Cowart, or any other company or individual which may be affiliated with Mr. Cowart.

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

Vertex has 50,000,000 shares of preferred stock authorized which includes 5 million shares of designated Series A preferred stock of which approximately 4.6 million shares are issued and outstanding and 2,000,000 designated shares of Series B preferred stock, of which 600,000 shares are outstanding as of the date of this report.  The Vertex Series A preferred stock has a liquidation preference of $1.49 per share. As a result, if Vertex were to dissolve, liquidate or sell its assets, the holders of Vertex’s Series A preferred stock would have the right to receive up to the first approximately $7.0 million in proceeds from any such transaction. Additionally, the Series B preferred stock has a liquidation preference which is junior to the Series A preferred stock, senior securities and other security holders (other than the common stock shareholders) equal to the face value of such Series B preferred stock, $1.00 per share.  Consequently, holders of Vertex common stock may receive less consideration or no consideration in connection with such a transaction. Furthermore, the conversion of Series A preferred stock into common stock and/or conversion of Series B preferred stock into common stock may cause substantial dilution to Vertex’s common shareholders. Additionally, because Vertex’s board of directors is entitled to designate the powers and preferences of the preferred stock without a vote of its shareholders, Vertex’s shareholders will have no control over what designations and preferences Vertex’s future preferred stock, if any, will have.

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

We incur significant costs as a result of operating as a fully reporting company in connection with Section 404 of the Sarbanes Oxley Act, and our management is required to devote substantial time to compliance initiatives.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with such compliance requirements. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

If we are late in filing our Quarterly or Annual reports with the Securities and Exchange Commission, we may be de-listed from the Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any 24 month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

We do not intend to pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock will provide a return to our stockholders.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business.  We do not intend to pay cash dividends in the foreseeable future.  Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors.  In addition, the terms of our senior note prohibit us from paying dividends and making other distributions.  As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

The market price of our common stock historically has been volatile.

The market price of our common stock historically has fluctuated significantly based on, but not limited to, such factors as general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, conditions and trends in the industries in which our customers are engaged.

In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

We currently have a sporadic, illiquid, volatile market for our common stock, and the market for our common stock may remain sporadic, illiquid, and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for oil and gas and re-refining services.

Furthermore, because our common stock is traded on the Over The Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, asked and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or warrants to purchase shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

This is exacerbated by the fact that three large companies with various independent divisions represented 28%, 18%, and 17% of the Company’s gross sales and two companies represented 66% and 32% of outstanding trade receivables for the year ended December 31, 2010.  As a result, if the Company were to lose any of its largest revenue producing relationships, the Company may be forced to expend additional resources attempting to secure replacement relationships, which may not be on as favorable terms as its current relationships, if such relationships can be secured at all.

A significant portion of our historical revenues are a result of our agreement with KMTEX, which can be terminated by either party with sixty days prior notice.

We have an agreement in place with KMTEX, pursuant to which KMTEX has agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX into more valuable feedstocks, including pygas, gasoline blend stock and cutter stock, which agreement expires on June 30, 2011, provided that Vertex believes that it will be able to renew or extend such agreement subsequent to the expiration of such term.  The agreement can be terminated upon sixty days prior written notice by either party at any time.  If KMTEX were to terminate and/or not agree to renew our agreement with it, we would be forced to spend resources attempting to locate another party which we could supply our feedstock which could take substantial time, if such alternative party is even available. If we are able to find another contracting party, the terms of the understanding or agreement with such contracting party may be on terms less favorable to us and/or may force us to transport our feedstock a greater distance.  As a result of the above, if we were to lose our agreement with KMTEX our expenses may increase, our results of operations may decrease and/or it may cause us to curtail or abandon our business plans, all of which would likely cause the value of our securities to decrease in value.

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

In addition to its customers, the suppliers of Vertex’s feedstock may also be affected by downturns in the economy and adverse changes in the price of feedstock. For example, Vertex previously experienced difficulty obtaining feedstock from its suppliers who, because of the sharp downturn in the price of oil (used and otherwise) have seen their margins decrease substantially, which in some cases have made it uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to Vertex at the rates set forth in their contracts. Any similar decline in the price of oil and/or the economy in general could create a decrease in the supply of feedstock, prevent Vertex from maintaining its required levels of output and/or force Vertex to seek additional suppliers of feedstock, who may charge more than its current suppliers, and therefore adversely affect its results of operations.

Vertex’s operating margins and profitability may be negatively impacted by changes in fuel and energy costs.

Vertex transports its refined oil, and plans in the future to transport re-refined oil, with trucks and by rail. As a result, increases in shipping and transportation costs caused by increases in oil, gasoline and diesel prices have a significant impact on its operating expenses. The price and supply of oil and gas is unpredictable and fluctuates based on events beyond Vertex’s control, including geopolitical developments, natural disasters, supply and demand for oil and natural gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. A significant increase in transportation or fuel costs could lower Vertex’s operating margins and negatively impact its profitability.

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

Vertex’s success depends heavily upon the personal efforts and abilities of Benjamin P. Cowart, its Chief Executive Officer and Chairman, who is employed by Vertex under a five-year employment contract. Vertex does not currently have any “key man” life insurance policy in place for Mr. Cowart. Mr. Cowart has numerous business relationships with entities separate from Vertex, which could take a significant portion of his time and/or could cause conflicts of interest with Vertex’s operations. The loss of Mr. Cowart or other key employees could have a material adverse effect on Vertex’s business, results of operations or financial condition. In addition, the absence of Mr. Cowart may force Vertex to seek a replacement who may have less experience or who may not understand Vertex’s business as well, or Vertex may not be able to find a suitable replacement.

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

Vertex’s business depends on the continuing availability of railroad, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on Vertex’s business. Vertex relies on third parties to maintain the rail lines from their plants to the national rail network, and any failure by these third parties to maintain the lines could impede the delivery of products, impose additional costs and could have a material adverse effect on Vertex’s business, results of operations and financial condition. For example, previous damage to the Cedar Marine Terminal as a result of Hurricane Ike (which caused the terminal to temporarily be out of operation), resulted in increased costs associated with the shipping of feedstock through third party contractors, thereby raising the overall cost of the feedstock and lowering Vertex’s margins. Additional hurricanes or natural disasters in the future could cause similar damage to Vertex’s infrastructure, prevent Vertex from generating revenues while such infrastructure is undergoing repair (if repairable) and/or cause Vertex’s margins and therefore its results of operations to be adversely affected.

Vertex’s commercial success will depend in part on its ability to obtain and maintain protection of its intellectual property.

Vertex’s success will depend in part on its ability to maintain or obtain and enforce any future patent rights and/or other intellectual property protection for its technologies and to preserve its trade secrets, and to operate without infringing upon the proprietary rights of third parties. Vertex has not obtained patents (although patent applications for the Company’s licensed Thermo-Chemical Extraction Process are pending, which patent pending is owned by Vertex LP and its affiliates) in the United States or internationally for its technology to date. We cannot assure you that if Vertex files patent applications for its technologies, such patents will be granted or that the scope of any claims granted in any patent will provide Vertex with proprietary protection or a competitive advantage. Furthermore, we cannot assure you that if granted, such patents will be valid or will afford Vertex with protection against competitors with similar technology. The failure to obtain or maintain patent or other intellectual property protection on the technologies underlying Vertex’s technologies may have a material adverse effect on its competitive position and business prospects. It is also possible that Vertex’s technologies may infringe on patents or other intellectual property rights owned by others. Vertex may have to alter its products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to it. We cannot assure you that a license will be available to Vertex, if at all, upon terms and conditions acceptable to it or that it will prevail in any intellectual property litigation. Intellectual property litigation is costly and time consuming, and we cannot assure you that Vertex will have sufficient resources to pursue such litigation. If Vertex does not obtain a license under such intellectual property rights, is found liable for infringement or is not able to have such patents declared invalid, Vertex may be liable for significant money damages and may encounter significant delays in bringing products to market.

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

Vertex believes that the current political environment for construction of its planned re-refining facility is sufficiently supportive to enable it to plan and implement its operations, funding permitting, of which there can be no assurance. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the re-refining industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in financial incentives, investment regulations, policies or a shift in political attitudes are beyond the control of Vertex and may adversely affect its business and future financial results.

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

Our Line of Credit with Bank of America comes due on September 16, 2011 (as described in greater detail below).  Vertex relies heavily on the availability and utilization of this line of credit for its operations and for the purchase of inventory.  If Vertex is unable to renew or replace this facility it may be forced to curtail or abandon its current and/or future planned business operations.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Vertex sub-leases office space from Vertex LP at its current principal executive office located at 1331 Gemini St., Houston, Texas 77058. The office rent is approximately $6,629 per month for 3,250 square feet of space, and the facility lease expires in June 2012.

Vertex leases approximately 30,000 barrels in storage capacity for its Black Oil division at Cedar Marine Terminal, located in Baytown, Texas. The monthly lease expense is $22,500 and the lease expires in March 2011, provided that Vertex believes that it will be able to renew or extend such agreement subsequent to the expiration of such term.

Vertex leases approximately 45,000 barrels in storage capacity for its TCEP division at Cedar Marine Terminal, located in Baytown, Texas.  The monthly lease expense is $38,250 and the lease expires in March 2011, provided that Vertex believes that it will be able to renew or extend such agreement subsequent to the expiration of such term.

ITEM 3. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. (Removed and Reserved)

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

QUARTER ENDING	HIGH	LOW
FISCAL 2010
December 31, 2010	$0.90	$0.43
September 30, 2010	$0.96	$0.32
June 30, 2010	$0.98	$0.32
March 31, 2010	$1.25	$0.45

FISCAL 2009
December 31, 2009	$2.10	$0.37
September 30, 2009	$2.25	$0.31
June 30, 2009	$1.25	$0.15
March 31, 2009	$0.18	$0.02

HOLDERS

As of March 31, 2011, there were approximately 730 holders of record of our common stock, not including holders who hold their shares in street name and 8,452,169 shares of common stock issued and outstanding.   As of March 31, 2011, there were 4,634,396 shares of our Series A Preferred Stock issued and outstanding and held by approximately 207 holders and 600,000 shares of our Series B Preferred Stock issued and outstanding held by three holders.

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

In general, holders of Vertex common stock and Vertex Series A Preferred (described in greater detail below) vote together.  However, so long as at least 50% of the shares of the Vertex Series A Preferred originally issued in the Merger remain outstanding, holders of Vertex Series A Preferred, voting together as a class and separate from the common stock shareholders are entitled to elect one member of Vertex’s six-person Board of Directors.  Shares of Vertex common stock do not possess any rights in respect of cumulative voting.

The remaining five members of the Board of Directors are voted on by the common stock and Vertex Series A Preferred stock shareholders voting together, and are appointed by a plurality of the votes cast by such common stock and Vertex Series A Preferred stock shareholders.  Each common stockholder is entitled to one vote for every share of stock having voting rights registered in his or her name on the record date for the meeting or vote.

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

Special Voting Rights

The holder of each share of Vertex Series A Preferred is entitled to that number of votes equal to the number of whole shares of Vertex common stock into which such holder’s shares are convertible. In general, holders of Vertex common stock and Vertex Series A Preferred vote together as a single class. However, so long as at least 50% of the shares of the Vertex Series A Preferred originally issued in the merger remain outstanding, holders of Vertex Series A Preferred are entitled to elect one member of Vertex’s six-person board of directors. Any director elected by holders of shares of Vertex Series A Preferred may be removed during such director’s term of office, either with or without cause, only by the affirmative vote of at least 66-2/3% of the then outstanding shares of Vertex Series A Preferred.

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

Options and Warrants

Vertex assumed warrants to purchase approximately 94,084 shares of its common stock, each at a nominal exercise price and warrants to purchase an aggregate of 542,916 shares of common stock with exercise prices ranging from between $10.00 and $27.50 per share and options to purchase 659,300 shares of common stock with exercise prices ranging from between $1.55 to $37.00 per share in connection with the Merger (of which 1,250 warrants had expired unexercised as of December 31, 2010).  Vertex also granted warrants to purchase an aggregate of 774,478 shares of Vertex’s common stock to the partners of Vertex LP, which warrants had various exercise prices ranging from $1.55 to $37.00 per share, and had various expiration dates from between April 28, 2010 and February 26, 2018, and which warrants represented 40% of the total outstanding warrants and options of World Waste (not taking into account the warrants with a nominal exercise price, as described above) on the effective date of the Merger (of which 10,707 warrants had expired unexercised as of December 31, 2010).

Vertex has also granted an aggregate of 1,681,500 options (of which 75,000 have expired unexercised) with exercise prices between $0.45 and $1.20 per share, all of which are held by Vertex’s employees, directors, and consultants and an aggregate of 30,000 options which are held by consultants of the Company, which have exercise prices between $0.95 and $1.10 per share.  There were 200,000 warrants granted to a consultant, of which 75,000 are vested and exercisable, which have an exercise price of $0.75 per share.

Finally, Vertex granted warrants to purchase 600,000 shares of Vertex’s common stock at an exercise price of $2.00 per share, to three different purchasers of the Company’s Units (as described below) in during 2010 in connection with the sale of the Units each including one share of Series B Preferred Stock and one warrant to purchase one share of Vertex’s common stock.

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

Effective July 15, 2009, the Company’s Board of Directors approved the Company’s 2009 Stock Incentive Plan, which was subsequently approved by the majority shareholders of the Company on July 14, 2010, which allows the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel (the “2009 Plan” and collectively with the 2008 Plan, the “Plans”).

The following table provides information as of December 31, 2010 regarding the Plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	620,200	$21.83	143,500
Equity compensation plans not approved by the security holders	1,870,600	$11.58	370,000
Total	2,490,800		513,500

Recent Sales of Unregistered Securities

In January 2010, the Company began a private placement offering to accredited investors only of up to 2,000,000 units (the “Offering”), each consisting of (a) one share of Series B Preferred Stock; and (b) one three year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share (each a “Unit”).  We also agreed to grant investors in the offering piggy-back registration rights in connection with the shares of common stock issuable in connection with the conversion of the Series B Preferred Stock and the shares of common stock underlying the exercise of the warrants sold in the Offering.  The shares of Series B Preferred Stock are convertible at the option of the holder into shares of our common stock at the rate of one for one, automatically convert into common stock if our common stock trades for at least ten consecutive trading days over $2.00 per share, accrue quarterly dividends at the rate of 12% per annum, and are required to be redeemed by the Company, if not converted prior to such redemption date, on the third anniversary of the issuance date of such shares at a redemption rate of $1.00 per share.  The dividends are recorded as interest expense, due to the preferred stock being classified as a liability.  The Company recognized $49,267 of interest expense related to these instruments.

In fiscal 2010, the Company sold 600,000 Units and raised $600,000 in connection with the Offering.  There are 600,000 shares of Series B Preferred Stock issued and outstanding as of the date of this Report.  The Company claims an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended, as the subscriber was an accredited investor and made certain representations and warranties to the Company in the Subscription Agreement evidencing the purchase.

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

During the twelve months ending December 31, 2010, 79,950 shares of the Company's Series A Preferred Stock were converted and options and warrants to purchase 11,643 shares were exercised for an aggregate of 91,593 shares of the Company's common stock which have since been issued.  In addition, an employee exercised options to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.45 per share or $2,250 in aggregate.  The Company issued 20,000 shares to consultants during the twelve months ending December 31, 2010, for services valued at $17,000.

Subsequent to December 31, 2010, 41,320 shares of the Company’s Series A Preferred Stock were converted and warrants to purchase 40,000 shares of the Company’s common stock held by affiliates of Trellus Management Company, LLC, were exercised resulting in the issuance of 40,000 shares of the Company's common stock, in consideration for $4,000 being paid in connection with the exercise of such warrants (which had an exercise price of $0.10 per share).

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

REFINING AND MARKETING - The Refining and Marketing division generates revenues relating to the sales of finished products.  The Refining and Marketing division gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and then processed at a third-party facility under our direction. The end products are typically three distillate petroleum streams (gasoline blendstock and fuel oil cutterstock), which are sold to major oil companies or to large petroleum trading and blending companies. The end products are delivered by barge and truck to customers.  In addition, the Refining and Marketing division purchases black oil which is then re-refined through our thermal chemical extraction process.  The finished product is then sold by barge as fuel oil cutterstock and a feedstock component for major refineries.

Our revenues are affected by changes in various commodity prices including crude oil, natural gas, diesel and #6-oil.

Cost of Revenues

BLACK OIL - Cost of revenues for our Black Oil division are comprised primarily of feedstock purchases from a network of providers. Other cost of revenues include transportation costs incurred by third parties, purchasing and receiving costs, analytical assessments, brokerage fees and commissions, surveying and storage costs.

REFINING AND MARKETING - The Refining and Marketing division incurs cost of revenues relating to the purchase of feedstock, purchasing and receiving costs, and inspection and processing of the feedstock into gasoline blendstock and fuel oil cutter by a third party. Cost of revenues also includes broker’s fees, inspection and transportation costs.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2009

Set forth below are our results of operations for the year ended December 31, 2010, as compared to the same period in 2009; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Twelve Months Ended December 31,
	2010	2009	$ Change	% Change
Revenues	$58,140,985	$38,703,847	$19,437,138	50%

Cost of Revenues	53,901,041	35,974,295	(17,926,746)	(50)%

Gross Profit	4,239,944	2,729,552	1,510,392	55%

Selling, general and administrative expenses (exclusive of merger related expenses)	3,093,307	3,089,539	(3,768)	(0)%

Merger related expenses	-	249,397	249,397	100%

Total selling, general and administrative expenses	3,093,307	3,338,936	245,629	7%

Income (loss) from operations	1,146,637	(609,384)	1,756,021	288%

Other Income	219,333	-	219,333	100%
Interest Expense	(116,747)	-	(116,747)	(100)%
Total other income (expense)	102,586	-	102,586	100%
Income tax expense	(20,797)	-	(20,797)	(100)%

Net income	$1,228,426	$(609,384)	$1,837,810	302%

Each of our segments’ gross profit during these periods was as follows:

	Twelve Months Ended December 31,
Black Oil Segment	2010	2009	$ Change	% Change
Total revenue	$15,355,192	$22,197,711	$(6,842,519)	(31)%
Total cost of revenue	14,378,393	20,338,112	5,959,719	29%
Gross profit	$976,799	$1,859,599	$(882,800)	(47)%

Refining Segment
Total revenue	$42,785,793	$16,506,136	$26,279,657	159%
Total cost of revenue	39,522,648	15,636,183	(23,886,465)	(153)%
Gross profit	$3,263,145	$869,953	$2,393,192	275%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 50% for the year ended December 31, 2010, compared to the year ended December 31, 2009, due to increases in commodity pricing and increased volume.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for 2010 increased $14.34 per barrel from a 2009 average of $55.76 per barrel to an average of $70.10 per barrel during 2010.  On average, prices we received for our products increased 26% for the year ended December 31, 2010, compared to the year ended December 31, 2009, resulting in a $19 million increase in revenue.

Volume for our Black Oil division decreased 3% percent during fiscal 2010 compared to 2009, respectively.  Our volumes were impacted somewhat due to the loss of the Omega Refining, LLC (“Omega”) contract; however such losses were offset by volumes delivered to other third party re-refiners along with newly formed relationships in the #6 oil blending market.  Our per barrel margin in the Black Oil division decreased approximately 46% for the twelve months ended December 31, 2010 from the same period in 2009.  The reductions in margins were due to the increase in volume of product being transferred to be used in the TCEP process.  As volumes and production increase for TCEP, we believe the margins in the Black Oil division will decrease; however the Company anticipates that additional margins will be recognized in our Refining and Marketing division as a result of any such decrease in margins in the Black Oil division.

Total volume company wide increased 17% during fiscal 2010 compared to 2009, and our per barrel margin increased approximately 32% for fiscal 2010, compared to 2009.

            Our Refining and Marketing division experienced an increase in production of 210% for its fuel oil cutter product for the year ended December 31, 2010, compared to the same period in 2009, and commodity price increases of approximately 29% over the same period.  The increased production was due in large part to the increased TCEP production during 2010.  The average posting (U.S. Gulfcoast No. 2 Waterborne) during 2010 increased $19.95 per barrel from $67.87 per barrel for 2009 to $87.82 per barrel for 2010.

Our Pygas production decreased 11% for the year ended December 31, 2010, compared to the same period in 2009; however, commodity prices increased approximately 25% for our finished product for 2010, compared to the same period in 2009.

Our gasoline blendstock volumes increased 111% for the year ended December 31, 2010 as compared to the same period in 2009.  The overall increase in revenues associated with our Refining and Marketing division was due to increases in market prices as well as volumes for the period ended December 31, 2010.  Overall volume for the Refining and Marketing division increased 94% during the twelve months ended December 31, 2010, compared to the twelve months ended December 31, 2009.  Margins per barrel increased substantially as well, mostly as a result of market prices.

Our re-refining business, through the use of the contracted TCEP facility, generated revenues of $20,422,977 for the year ended December 31, 2010, with cost of revenues of $20,578,009 producing a gross loss of $155,032.  During the year ended December 31, 2009, these revenues were $5,247,131, with cost of revenues of $5,171,111 producing gross profit of $76,020.  The Company believes that the enhancements to the TCEP technology are substantially complete and that we will begin to see positive results of operations in the near future from such enhancements.  Furthermore, while the Company’s current operations may have been positively effected if it were unable to use the license (and therefore not obligated to pay expenses associated therewith) its ongoing operations would be significantly negatively impacted if it were to lose the License.

Therefore, if the Company were not able to use the CMT facilities moving forward, the Company would be negatively impacted by its ability to compete in the marketplace, as it believes that in order to compete with its competitors, it may need the CMT facilities to produce higher valued products from Black Oil streams.  Additionally, as our competitors bring new technologies to the marketplace, which will likely enable them to obtain higher values for the finished products created through their technologies from purchased Black Oil feedstock, they will be able to pay more for feedstock due to the additional value received from their finished product (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock).  If CMT is not able to continue to refine the technology and gain efficiencies in their TCEP process we could be negatively impacted by the ability of our competitors to bring new processes to market which compete with our processes as well as their ability to outbid us for feedstock supplies.

If we are unable to effectively compete with additional technologies brought to market by our competitors, our finished products could be worth less and if our competitors are willing to pay more for feedstock than we are, they could drive up prices, which would cause our revenues to decrease, and cause our cost of sales to increase, respectively.  Additionally, if we are forced to pay more for feedstock, our cash flows will be negatively impacted and our margins will decrease.

Provided the Company’s expenses do not increase, the Company is able to meet its objectives and reduce its operating costs associated with the TCEP technology, as well as increase volumes of Black Oil feedstock being purchased, and none of our competitors bring similar technology to market as our TCEP technology, we anticipate our revenues increasing moving forward.  In addition, if we are able to accomplish our goals, as described above, we believe our cash flow will improve substantially which will further the Company’s ability to expand its contracted TCEP operations as well as reduce its reliance on its Line of Credit with Bank of America. This will further increase available cash for future research and development and potentially the creation of additional facilities using its license.

Prevailing prices of certain commodity products significantly impacted our revenues and cash flows during 2010, as noted above the revenue variances from fiscal 2009 to 2010 were largely due to the changes in commodity pricing between the two periods as detailed below.

The following table sets forth the high and low spot prices during 2009 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.07	December 29	$1.05	March 11
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.05	June 16	$1.05	January 7
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$75.55	November 4	$37.50	January 2
NYMEX Crude oil (dollars per barrel)	$81.19	October 22	$33.98	February 12
Reported in Platt’s US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during 2010 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.50	December 23	$1.84	February 8
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.41	December 23	$1.86	February 8
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$77.00	December 31	$60.55	May 25
NYMEX Crude oil (Dollars per barrel)	$91.38	December 31	$68.01	May 20
Reported in Platt's US Marketscan (Gulf Coast)

We have seen steady increases in each of the benchmark commodities through December 2010; and each benchmark has been particularly stronger and more stable than they were in 2009.  However, we expect to see increasing volatility until the global economy stabilizes.  Declining commodity pricing, typically results in a corresponding decrease in our revenues, gross profits and net income.  As such, we have adjusted the way we price some of our products and the overall results of operations for the year ended 2010 were consistent with our projections and we believe this will help to mitigate some of our volatility experienced in prior periods.

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

Gross profit increased 55% from $2,729,552 for the twelve months ended 2009 to $4,239,944 for the twelve months ended 2010, primarily due to increased volumes, more stabilized and increasing commodity pricing, and adjustments to certain contracts which further reduce our market exposure.  The Company was able to increase its margins in light of increased costs related to its contracted TCEP process.

Selling, general, and administrative expenses remained relatively unchanged; however when including merger related expenses they actually decreased 7% or $245,629 for the twelve months ended 2010 to $3,093,307 compared to $3,338,936 for the same period in 2009.  This decrease is primarily due to the absence of merger related expenses in 2010 some of which included legal expenses of approximately $75,000 specifically related to SEC filings, administrative and transitional costs.

We had net income of $1,228,426 for the twelve months ended December 31, 2010 compared to a net loss of $609,384 for the twelve months ended December 31, 2009, an increase in net income of $1,837,810 or 302% from the prior year’s period.  The increase in net income was largely due to maintaining similar selling, general, and administrative expenses as fiscal 2009, along with a 55% increase in gross profit for the year ended December 31, 2010, compared to the year ended December 31, 2009.

Financial Highlights for the Fourth Quarter Include:

.           Revenue increased 16% to $15.7 million for the fourth quarter 2010, compared with $13.5 million in the year-ago quarter; and

.           Gross profit increased 55% to $1.5 million compared with $956,000 in the year-ago quarter.

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

We had total assets of $8,139,345 as of December 31, 2010 compared to $7,547,987 at December 31, 2009.  This increase was partially due to the improvement in net income during the twelve months ended December 31, 2010 which increased by $1,837,810 to net income of $1,228,426 for the year ended December 31, 2010 compared to the year ended December 31, 2009, as well as the $922,898 increase in inventory which was somewhat offset by the $705,913 decrease in our Accounts receivable over the same period in 2009.  This increase in inventory is partly due to increased commodity pricing which increases the carrying cost of our inventory as well as timing of our sales.  In addition there was a $158,769 increase in the balance of the license for the TCEP technology (due to increased expenditures on such process offset by amortization on such asset), described below, all of which attributed to the increase in total assets as of December 31, 2010, compared to December 31, 2009.  Total current assets as of December 31, 2010 of $6,229,089 consisted of cash and cash equivalents of $744,313, accounts receivable, net of $1,482,510, inventory of $3,901,781, and prepaid expenses of $100,485.  Long term assets consisted of fixed assets, net of $76,290, and a licensing agreement, net in the amount of $1,833,966, which represents the value of the Company’s licensing agreement for the use of the thermal chemical extraction technology, net of amortization.  As of December 31, 2010, an additional $619,904 of development investments have been made to the thermal/chemical process technology and added to the original $1.4 million license value.  The Company has fully paid CMT for the license for the thermal/chemical process as of the date of this filing.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.

 The enhancements to the contracted TCEP process during the year ended December 31, 2010, which were expended by CMT and reimbursed by the Company totaled $288,015, and helped regulate the amount of chemicals being added to the process which also decreases future maintenance costs, monthly chemical costs and improves the quality of the finished product. The infrastructure and piping was reconfigured during the period to reduce the amount of water disposed of in the process, thus decreasing the monthly disposal costs associated with the operation of the process. Pumps were installed in certain areas of the process which will decrease the monthly repair and maintenance costs on site. Liners were added to some of the process tanks in order to preserve the future value of the assets. These are just a few of the enhancements that were made to the process during the year ended December 31, 2010, substantially all of which enhancements relate to improving the efficiency and quality of the process and did not relate to the replacement of existing equipment.

We had total liabilities of $5,600,472 as of December 31, 2010, compared to $6,422,144 at December 31, 2009.  This decrease was largely due to the payment of debt to a related party in the amount of $841,855, as well as a substantial reduction in our accounts payable during the twelve months ended December 31, 2010 of $459,358.  At December 31, 2010, total liabilities consisted of accounts payable of $4,593,199, accounts payable – related parties of $407,273, and long-term liabilities of $600,000 relating to the 600,000 outstanding shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”), which are mandatorily redeemable, unless converted into common stock pursuant to the terms of such Series B Preferred Stock on the third anniversary of the issuance date of such shares of Series B Preferred Stock.

We had positive working capital of $1,228,617 as of December 31, 2010. Excluding current liabilities to related parties our working capital was $1,635,890 as of December 31, 2010.  The improvement in working capital from December 31, 2009 to December 31, 2010 is due to the net income of $1,228,426 which we generated for the twelve months ended December 31, 2010, the payment of debt to a related party in the amount of $841,855 (which decreased current liabilities), as well as a reduction in our accounts payable of $459,358 during the twelve months ended December 31, 2010.

The continuing turmoil in the financial markets has resulted in a decreased willingness on the part of lenders to enter into new agreements or extend loans.  The banks and other businesses with which we transact our business have also been affected by market developments and conditions, which could affect their ability to enter into transactions with us and further impact the way we conduct business.

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

In September 2010, the Company entered into a loan agreement with Bank of America Merrill Lynch  (“Bank of America”). Prior to entering into the loan agreement, the Company satisfied in full all of its prior obligations owing to Regions Bank (“Regions”) under the revolving line of credit agreement entered into in June 2009 and amended on May 25, 2010, which had an outstanding balance of $1,300,000 on June 30, 2010, and terminated such line of credit agreement. Regions subsequently released all of its previously held security agreements and financing statements.

Pursuant to the loan agreement, Bank of America agreed to loan up to $3,500,000 in the form of a revolving line of credit, which is expected to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the Bank of America LIBOR rate plus 3%, adjusted daily, and is due on September 16, 2011.  We also agreed to certain affirmative and negative covenants in connection with our entry into the Loan Agreement, including, among other things, the requirement to maintain a ratio of (a) net income, plus income taxes and interest expense; to (b) interest expense, of at least 1.5 to 1, on a quarterly basis; and the prohibition, without the prior consent of Bank of America, of the sale of any assets outside the normal course of business and/or the acquisition of any assets outside the normal course of business.  As of December 31, 2010, the Company was in compliance on all of its covenants.

The financing arrangement discussed above is secured by all of the assets of the Company. The available amount is based on ratios of accounts receivable and inventory. The management of the Company believes that with the financing arrangement, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

As of December 31, 2010, there was no balance due on the Line of Credit, of which there was $2,600,000 available (based on the criteria described above, and the letter of credit described below).

In October 2010 we entered into a Sales Agreement, pursuant to which we agreed to purchase approximately 400,000 to 600,000 gallons of raw pyronaptha per month at a variable price per gallon formula, based on the prior weeks’ market prices of certain market indexes, for a term beginning on October 1, 2010 and ending on September 30, 2011.  The agreement required the Company to provide a standby letter of credit in the amount of $900,000, which expires on October 14, 2011.  To date there have been no draws against the letter of credit. This letter of credit reduces the amount of available balance under the line of credit.

Our re-refining business will require significant capital to design and construct any new facilities other than the existing facility in Baytown, Texas, owned by CMT.  We have the right to use the existing facility in Baytown, Texas, pursuant to an Operating Agreement with CMT described above. We currently estimate that the cost to construct a new, fully functional full-scale commercial process at another location would be approximately $2.5 to $5.0 million, based on throughput capacity.  The facility infrastructure would be an additional capitalized expenditure to these proposed process costs and would depend on the location and site specifics of the facility.

We believe that cash from ongoing operations and our working capital facility will be sufficient to satisfy our existing cash requirements.   However, in order to implement our growth strategy, and pay our outstanding debts (as described above) we may need to secure additional financing in the future.

Additionally, as part of our ongoing efforts to maintain a capital structure that is closely aligned with what we believe to be the potential of our business and goals for future growth, which is subject to cyclical changes in commodity prices, we will be exploring additional sources of external liquidity.  The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

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

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  The total number of shares of common stock outstanding as of the date of this report was 8,452,169 shares, and approximately 6,600,000 of these shares are subject to Lock-up Agreements.  The Lock-up Agreements provide that until three years following the effective date of the Merger (the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer any shares of common stock such holders beneficially own, without the Company's prior written consent.  Notwithstanding the foregoing, the Lock-up Agreements provide that the holders may transfer (i) all or any portion of the shares subject to the Lock-up Agreements commencing on the date that the closing price of our common stock has averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period has averaged at least 7,500 shares; (ii) all or any portion of the shares as a bona fide gift or gifts, provided that the donee or donees thereof agree to be bound by the restrictions set forth in the Lock-up Agreement, (iii) all or any portion of the shares to any trust for the direct or indirect benefit of the holder or the immediate family of the holder, provided that the trustee of the trust agrees to be bound by the restrictions set forth in the Lock-up Agreement, and provided further that any such transfer shall not involve a disposition for value, and (iv) in any given three-month period commencing on the one-year anniversary of the effective date of the Merger, up to that number of shares equal to 5% of the total number of shares then beneficially owned by such holder.

The Company’s Board of Directors is currently in discussions regarding the potential partial or complete release and cancellation of some or all of the Lock-Up Agreements.  As a result, up to approximately 6.6 million of such shares currently subject to such Lock-Up Agreements may be eligible to be sold (subject to restrictions of such shares under the Securities Act of 1933, as amended (the “Securities Act”)) following the release of such Lock-Up Agreements by the Board of Directors, subsequent to the filing of this Report.

Additionally, the Company has approximately 4.6 million shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of the date of this report.  Among the other rights of the Series A Preferred Stock, each share of Series A Preferred Stock can be converted into one (1) share of common stock, provided that prior to the three-year anniversary of the Merger (April 16, 2012), no holder may, in any given three-month period, convert more than that number of shares of Series A Preferred Stock that equals 5% of the total number of shares of Series A Preferred Stock then beneficially owned by such holder (the “Conversion Limitation”).  Additionally, holders may convert only up to that number of shares of Series A Preferred Stock, such that upon conversion, the aggregate beneficial ownership of the Company’s common stock held by any such holder does not exceed 4.99% of the Company’s common stock then outstanding (the “Beneficial Limitation”).  The Company’s Board of Directors is currently in discussions regarding the approval of an amended and restated Series A Preferred Stock designation which would remove all or some portion of the Conversion Limitation and may allow for the Series A Preferred Stock holders to convert the entire amount of their holdings of Series A Preferred Stock into shares of the Company’s common stock and sell such common stock, subject only to the Beneficial Limitation (and any conversion or resale limitations under the Securities Act).  Assuming the Board of Directors approves such amended and restated designation, such amendment will be subject to the approval of a majority of the outstanding shares of Series A Preferred Stock and the filing of such amended designation with the Secretary of State of Nevada. The Company plans to file a current report on Form 8-K at such time as the Lock-Up Agreements (or any portion thereof) are terminated and/or the terms of the Series A Preferred Stock are amended.

As such, and subject to the above and any restrictions on resale set forth in the Securities Act, it is possible that following the filing of this report, and the Board of Director’s approval (and in the case of the Series A Preferred Stock, the Series A Preferred Stock shareholders’ approval), we will have an additional approximately 11.2 million shares of common stock available for immediate resale, which were previously locked-up and/or restricted from conversion.  The sale of such common stock previously subject to Lock-Up Agreements may cause the price of our common stock to decline in value and the conversion and sale of shares of Series A Preferred Stock may cause the price of our common stock to decline in value and/or cause immediate and substantial dilution to our common stock shareholders.  Additionally, the sale of such previously locked-up and/or converted Series A Preferred Stock shares on the Over-The-Counter Bulletin Board may cause continued downward pressure on the price of our common stock.

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

Cash flows for the fiscal year ended December 31, 2010 compared to the same period ended December 31, 2009:

	Years ended December 31,
	2010	2009

Beginning cash and cash equivalents	$514,136	$17,616

Net cash provided by (used in):
Operating activities	774,978	713,681
Investing activities	(305,229)	(1,816,003)
Financing activities	(239,572)	1,598,842

Net increase in cash and cash equivalents	230,177	496,520

Ending cash and cash equivalents	$744,313	$514,136

 Operating activities provided cash of $774,978 for the twelve months ended December 31, 2010 as compared to providing $713,681 of cash during the corresponding period in 2009.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Line of Credit with Bank of America, described above.  The primary reasons for this increase are related to our net income of $1,228,426, our $705,913 decrease in accounts receivable, which was offset by a $459,358 decrease in accounts payable, and $120,459 decrease in accounts payable-related parties, and a $922,898 increase in inventory for the year ended December 31, 2010.  Additionally, non-cash net income related to stock compensation provided $182,321 of liquidity and depreciation and amortization contributed $145,977 of net cash.

Investing activities used cash of $305,229 for the twelve months ended December 31, 2010 as compared to having used $1,816,003 during the corresponding period in 2009.  Investing activities in 2010 are comprised of $288,015 in cash payments related to the license of the thermal chemical extraction process and $17,214 for the purchase of fixed assets.

Financing activities used $239,572 of cash during the twelve months ended December 31, 2010, as compared to providing $1,598,842 during the corresponding period in 2009. Financing activities in 2010 included $841,855 of payments on amounts due to related parties representing amounts paid to an entity controlled by Vertex LP, an entity which is majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart, offset by $600,000 of proceeds from sale of Series B Preferred Stock and $2,283 of proceeds from the exercise of warrants and options.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. The Company has not yet determined the extent, if any, to which it may be able to utilize these carry-forwards. The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs. As of December 31, 2010, there were approximately $39.8 million of potential NOLs.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. (See Note 2 to the Vertex Energy, Inc. financial statements).

The Company evaluates the carrying value and recoverability of its long-lived assets within the provisions of the FASB ASC regarding long-lived assets.  It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Revenue Recognition.   Revenue for each of the Company’s divisions is recognized when persuasive evidence of an arrangement exists, goods are delivered, sales price is determinable, and collection is reasonably assured. Revenue is recognized upon delivery by truck and railcar of feedstock to its re-refining customers and upon product leaving the Company’s terminal facilities via barge.

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

License Agreement Development Costs

The Company capitalizes costs to improve any acquired intangible asset which is specifically identifiable, and has a definite life. All other costs are expensed as incurred.

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

DECEMBER 31, 2010

VERTEX ENERGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Vertex Energy, Inc.
Houston, TX

We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertex Energy, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

LBB & Associates Ltd., LLP
Houston, Texas
March 23, 2011

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$744,313	$514,136
Accounts receivable, net	1,482,510	2,188,423
Inventory	3,901,781	2,978,883
Prepaid expenses	100,485	115,541
Total current assets	6,229,089	5,796,983

Noncurrent assets
Licensing agreement, net	1,833,966	1,675,197
Fixed assets, net	76,290	75,807
Total noncurrent assets	1,910,256	1,751,004

TOTAL ASSETS	$8,139,345	$7,547,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$4,593,199	$5,052,558
Accounts payable-related party	407,273	527,731
Due to related party	-	841,855
Total current liabilities	5,000,472	6,422,144
Long-term liabilities
Mandatorily redeemable preferred stock, Series B, $0.001 par value, 2,000,000 shares authorized, 600,000 and 0 issued and outstanding as of December 31, 2010 and December 31, 2009, respectively (includes $150,000 to a related party)	600,000	-
Total liabilities	5,600,472	6,422,144

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A convertible preferred stock, $0.001 par value, 5,000,000 authorized and 4,675,716 and 4,755,666 issued and outstanding at December 31, 2010 and 2009 respectively	4,676	4,756
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 8,370,849 and 8,254,256 issued and outstanding at December 31, 2010 and 2009 respectively	8,371	8,254
Additional paid-in capital	2,275,074	2,090,507
Retained earnings (deficit)	250,752	(977,674)
Total stockholders’ equity	2,538,873	1,125,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,139,345	$7,547,987

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2010 AND 2009

	2010	2009

Revenues	$58,135,407	$38,555,976
Revenues-related parties	5,578	147,871
	58,140,985	38,703,847
Cost of revenues	53,901,041	35,974,295

Gross profit	4,239,944	2,729,552

Selling, general and administrative expenses	3,093,307	3,089,539
Merger related expenses	-	249,397

Total selling, general and administrative expenses	3,093,307	3,338,936

Income (loss) from operations	1,146,637	(609,384)

Other income (expense)
Other income	219,333	-
Interest expense	(116,747)	-
Total other income (expense)	102,586	-

Income (loss) before income taxes	1,249,223	(609,384)

Income tax expense	(20,797)	-

Net income (loss)	$1,228,426	$(609,384)

Earnings per common share
Basic	$0.15	$(0.08)
Diluted	$0.09	$(0.08)

Shares used in computing earnings per share
Basic	8,294,436	7,453,958
Diluted	14,128,864	7,453,958

See accompanying notes to the consolidated financial statements

Vertex Energy, Inc.
Statements of Stockholders' Equity
For the Years Ending December 31, 2010 and 2009

						Retained	Total
	Common Stock Shares	Common Stock $.001 Par	Preferred Stock Shares	Preferred Stock $.001 Par	Additional Paid-in Capital	Earnings (Deficit)	Stockholders' Equity

Balance on December 31, 2008	5,502,000	$5,502	-	$-	$421,541	$(368,290)	$58,753

Distribution to Partners	-	-	-	-	(51,391)	-	(51,391)

Issuance of stock options and warrants	-	-	-	-	324,589	-	324,589

Recapitalization due to merger	2,749,616	2,750	4,755,666	4,756	1,395,506	-	1,403,012

Exercise of warrants for cash	2,640	2	-	-	262	-	264

Net loss	-	-	-	-	-	(609,384)	(609,384)

Balance on December 31, 2009	8,254,256	8,254	4,755,666	4,756	2,090,507	(977,674)	1,125,843

Exercise of stock options and warrants	16,643	17	-		2,266		2,283

Issuance of stock options and warrants	20,000	20	-	-	182,301	-	182,321

Conversion of preferred stock to common	79,950	80	(79,950)	(80)	-	-	-

Net income	-	-	-	-	-	1,228,426	1,228,426

Balance on December 31, 2010	8,370,849	$8,371	4,675,716	$4,676	$2,275,074	$250,752	$2,538,873

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Cash flows operating activities
Net income (loss)	$1,228,426	$(609,384)
Adjustments to reconcile net income (loss) to cash
provided by operating activities
Stock based compensation expense	182,321	324,589
Depreciation and amortization	145,977	65,572
Changes in assets and liabilities
Accounts receivable, net	705,913	(1,954,704)
Accounts receivable- related parties	-	21,232
Due from partnership	-	265,219
Inventory	(922,898)	(2,397,911)
Prepaid expenses	15,056	(45,378)
Accounts payable and accrued expenses	(459,358)	5,713,388
Accounts payable – related parties	(120,459)	(668,942)
Net cash provided by operating activities	774,978	713,681

Cash flows from investing activities
Purchase of intangible assets	(288,015)	(1,731,889)
Purchase of fixed assets	(17,214)	(84,114)
Net cash used by investing activities	(305,229)	(1,816,003)

Cash flows from financing activities
Proceeds from sale of Preferred “B” shares	600,000	-
Proceeds from exercise of common stock warrants and options	2,283	264
Distributions to limited partners prior to merger	-	(51,391)
Proceeds from recapitalization	-	2,408,114
Payments on amounts due to related party balance	(841,855)	(758,145)
Net cash provided (used) by financing activities	(239,572)	1,598,842

Net increase in cash and cash equivalents	230,177	496,520

Cash and cash equivalents at beginning of the period	514,136	17,616

Cash and cash equivalents at end of period	$744,313	$514,136

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$95,874	$89,682
Cash paid for income taxes during the period	$10,500	$-

NON-CASH TRANSACTIONS
Assumption of liability from related party in connection with recapitalization	$-	$1,600,000

Capital contributions by related party in connection with recapitalization	$-	$594,898

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Vertex Energy, Inc. (“Vertex Energy” or the “Company”), provides a range of services designed to aggregate, process and recycle industrial and commercial waste systems.  Vertex Energy currently provides these services in 13 states, with its primary focus in the Gulf Coast region.

COMPANY OPERATIONS

Vertex Energy’s operations are primarily focused on recycle/reuse options for petroleum products, crudes, used lubricants and distillate petroleum products.  This focus includes the aggregation, processing and refining of these used petroleum materials into viable commodity products.  Vertex Energy’s two principal divisions are comprised of Black Oil and Refining and Marketing.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any significant off balance sheet credit exposure related to its customers.  The allowance was $0 at December 31, 2010 and 2009.

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

Intangible assets

Intangible assets are amortized over their estimated useful lives. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

License agreement development costs

The Company capitalizes costs to improve any acquired intangible asset which is specifically identifiable, and has a definite life.  All other costs are expensed as incurred.

Revenue recognition

Revenue for each of the Company’s divisions is recognized when persuasive evidence of an arrangement exists, goods are delivered, sales price is determinable, and collection is reasonably assured.  Revenue is recognized upon delivery by truck and railcar of feedstock to its re-refining customers and upon product leaving the Company’s terminal facilities via barge.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets of liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our Level 1 assets primarily include our cash and cash equivalents. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts receivable, accounts payable and accrued liabilities and accounts payable to related party amounts approximate their fair values due to the immediate or short-term maturities of these financial instruments.  We do not have any financial instruments for which estimates of fair value disclosures utilize Level 2 and 3 inputs.

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
DECEMBER 31, 2010

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
DECEMBER 31, 2010

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

The consolidated financial statements included revenues from related parties of $5,578 and $147,871 and inventory purchases from related parties of $5,543,630 and $3,838,624 for the year ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, the Company owes $407,273 of accounts payable to related parties, including Cedar Marine Terminal (“CMT”) and H&H Oil-Baytown. CMT and H&H Oil-Baytown are majority-owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart. As of December 31, 2009, the Company owed $1,369,586 to related parties, which included $841,855 due to Vertex  L.P. and $527,731 of accounts payable to the entities described above.

The Company subleases office space from Vertex L.P.  The lease expires in May 2011.  Rental payments under the lease are $6,629 per month, with a remaining commitment of approximately $33,145 as of December 31, 2010.  Rental expense under the agreement for the years ended December 31, 2010 and 2009 was $79,548 and $39,774, respectively.

The Company leases approximately 30,000 barrels in storage capacity for its Black Oil division at Cedar Marine Terminal, located in Baytown, Texas.  The monthly lease expense is $22,500 and the lease expires in March 2011.

The Company leases approximately 45,000 barrels in storage capacity for its TCEP division at Cedar Marine Terminal, located in Baytown, Texas.  The monthly lease expense is $38,250 and the lease expires in March 2011.

NOTE 4.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the years ended December 31, 2010 and 2009, the Company’s cash balances exceeded the federally insured limits.

Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables.  Three large companies with various independent divisions represented 28%, 18% and 17% of the Company’s gross sales for the year ended December 31, 2010. Two companies represented 66% and 32% of outstanding trade receivables at December 31, 2010.  Five large companies with various independent divisions represented 26%, 17%, 14%, 14% and 13% of the Company’s gross sales and four of these companies represented 6%, 32%, 17%, and 21% of outstanding trade receivables for the year ended December 31, 2009.

The Company purchases goods and services from three companies that represented 21%, 15% and 14% of total purchases for the year ended December 31, 2010.  The entity that was 14% of the total is a related party from which Vertex Energy purchased the license described in Note 11.

The Company has several purchase agreements with suppliers that require purchases of minimum quantities of the Company’s products.  The agreements generally have a one year term, after which they become month-to-month agreements.  There are no penalties associated with these agreements.  Minimum future purchases under these contracts are approximately $14,074,046 through December 31, 2011 based on forward contract pricing as of March 21, 2011.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The Company has one debt facility available for use, of which there were no amounts outstanding as of December 31, 2010 and December 31, 2009, respectively. See note 5 for further details.

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

The Company has substantial potential Net Operating Loss (“NOL”) carryforwards as a result of the merger with World Waste Technologies Inc. in 2009 (the “Merger”). It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. The Company has not yet determined the extent, if any, to which it may be able to utilize these carry-forwards. The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs.

The Company, in the normal course of business, is involved in various other claims and legal actions.  In the opinion of management, the outcome of these claims and actions will not have a material adverse impact upon the financial position of the Company.

NOTE 5. NOTES PAYABLE

In connection with the Merger with World Waste Technologies, Inc. in 2009, the Company assumed up to $1.6 million of Vertex LP’s indebtedness.  The balance on the note was $0 and $841,855 as of December 2010 and 2009, respectively.

In September 2010, the Company entered into a loan agreement with Bank of America Merrill Lynch. Prior to entering into the loan agreement, the Company satisfied in full all of its prior obligations owing to Regions Bank under the revolving line of credit agreement entered into in June 2009 and amended on May 25, 2010, which had an outstanding balance of $1,300,000 on June 30, 2010, and terminated such line of credit agreement. Regions Bank released all of its previously held security agreements and financing statements.

Pursuant to the loan agreement, Bank of America agreed to loan up to $3,500,000 in the form of a revolving line of credit, which is expected to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the Bank of America LIBOR rate plus 3% (3.26% as of December 31, 2010), adjusted daily, and is due on September 16, 2011. The available amount is based on 80% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. The balance on the line of credit was $0 and $2,600,000 was available at December 31, 2010. The loan agreement is guaranteed by Cedar Marine Terminal, a related party of the Company. The most restrictive covenant of the loan requires an interest coverage ratio of at least 1.5 to 1. The Company believes it was in compliance of all aspects of the agreement as of December 31, 2010.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

On October 15, 2010, we entered into a sales/purchase agreement with a supplier requiring the Company to provide a standby letter of credit in the amount of $900,000 which expires on October 14, 2011. To date, there have been no draws against the letter of credit.

NOTE 6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	December 31, 2010	December 31, 2009
U.S. Federal statutory tax rate	34%	34%
U.S. valuation change	(32%)	(34%)
Effective U.S. tax rate	2%	-

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31, 2010	December 31, 2009
Statutory tax on book income (loss)	$425,000	$(207,000)
Nondeductible expenses	3,000	-
Nondeductible stock-based compensation	62,000	-
Net operating loss utilization (increase)	(490,000)	207,000
Alternative minimum tax	20,797	-
Income tax expense	$20,797	$-

The cumulative tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009, are presented below:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforwards	$13,540,000	$14,547,000
Less valuation allowance	(13,540,000)	(14,547,000)
Net deferred tax assets	$-	$-

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The Company has determined that a valuation allowance of approximately $13,540,000 at December 31, 2010 is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized. The change in the valuation allowance for 2010 was approximately $1,007,000. Net operating losses utilized in 2010 were approximately $490,000. An adjustment for approximately $517,000 was made due to changes in 2009 estimates related to the use of the net operating loss carryforward for that year.  During 2009, the change in the valuation allowance was $14,547,000, of which $14,340,000 was acquired as part of the Merger, and $207,000 was from the 2009 operations of Vertex Energy.

At December 31, 2010, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $39.8 million acquired as part of the Merger between World Waste Technologies, Inc. ("World Waste") and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC. It is possible that the Company may be unable to use these NOLs in their entirety.  The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs. The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste's historical business, and the extent of the Company's subsequent income.

NOTE 7. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $182,321 and $324,589 for the years ended December 31, 2010 and 2009, respectively.

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

In November 2010, we entered into an extended agreement with a consultant, which provides for the consultant to perform investor correspondence and liaison services for us for a term of 24 months, in consideration for the grant to the consultant of warrants to purchase 200,000 shares of our common stock, with cashless exercise rights, at an exercise price of $0.75 per share, of which warrants to purchase 75,000 shares vested immediately and warrants to purchase 125,000 shares vest at the rate of the lesser of (a) 5,209 warrants or (b) the remaining unvested portion of the warrants, per month for the 24 months following the parties entry into the agreement, provided that any warrants that are not vested by the termination of the agreement are forfeited.  The warrants have a three year term. The agreement can be terminated by either party with 30 days prior written notice. The fair value of these warrants was $40,205, as determined by the Black-Scholes model using assumptions in the range described below.

The Company also granted 600,000 warrants as part of the placement of the Series B Preferred Stock, as discussed in Note 10.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Stock option activity for the year ended December 31, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2009	2,733,334	$5.76	8.61	$731,762
Options granted	-	-	-	-
Options exercised	(5,000)	(.45)	(8.78)	(1,800)
Options cancelled/forfeited/expired	(25,000)	(1.20)	(8.38)	(14,136)
Outstanding at December 31, 2010	2,703,334	$5.81	7.60	$715,826

Vested at December 31, 2010	1,577,209	$9.47	7.00	$257,222

Exercisable at December 31, 2010	1,577,209	$9.47	7.00	$257,222

A summary of the Company’s stock warrant activity and related information for the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2009	998,944	$24.21	2.54	$57,202
Warrants granted	800,000	1.69	2.46	117,231
Warrants exercised	(13,530)	(0.10)	(2.29)	(775)
Warrants cancelled/forfeited/expired	(11,957)	(22.39)	-	(685)
Warrants at December 31, 2010	1,773,457	$14.24	1.96	$172,973

Vested at December 31, 2010	1,048,457	$22.85	1.44	$70,817

Exercisable at December 31, 2010	1,048,457	$22.85	1.44	$70,817

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The following table summarizes the assumptions used in assessing the above described option and warrant valuations:

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2010	DECEMBER 31, 2009

Expected volatility	50-75%	50-75%
Expected dividends	0%	0%
Expected term (in years)	3-10	10
Risk-free rate	0.63-3.5%	1.71-3.5%

NOTE 8. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the year ended December 31, 2010 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the year ended December 31, 2010 does not include options to purchase 2,225,106 shares, and warrants to purchase 1,692,973 shares due to their anti-dilutive effect, since the instruments were out of the money.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 2010 and 2009:

	2010	2009

Basic Earnings per Share
Numerator:
Income (loss) available to common shareholders	$1,228,426	$(609,384)
Denominator:
Weighted-average shares outstanding	8,294,436	7,453,958

Basic earnings (loss) per share	$0.15	$(0.08)

Diluted Earnings per Share
Numerator:
Income (loss)	$1,228,426	$(609,384)
Denominator:
Weighted-average shares outstanding	8,294,436	7,453,958
Effect of dilutive securities
Stock options and warrants	558,712	-
Preferred stock	5,275,716	-

Diluted weighted-average shares outstanding	14,128,864	7,453,958

Diluted earnings (loss) per share	$0.09	$(0.08)

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 9. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2010 there were 8,370,849 common shares issued and outstanding.

Each share of the Company’s common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by the Company’s board of directors. No holder of any shares of the Company’s common stock has a preemptive right to subscribe for any of the Company’s securities, nor are any shares of the Company’s common stock subject to redemption or convertible into other securities. Upon liquidation, dissolution or winding-up of the Company and after payment of creditors and preferred shareholders of the Company, if any, the assets of the Company will be divided pro rata on a share-for-share basis among the holders of the Company’s common stock. Each share of the Company’s common stock is entitled to one vote, except with respect to the election of one (1) of the Company's directors by the Company's Series A Preferred Stock (described below under Note 10) holder. Shares of the Company’s common stock do not possess any cumulative voting rights.

During the year ending December 31, 2010 there were 79,950 shares of the Company's Series A Preferred Stock converted into the Company's common stock and warrants and options to purchase 330 shares of the Company's common stock were exercised. In addition, there were warrants to purchase 13,200 shares exercised for 11,313 shares of the Company's common stock (when adjusting for a cashless exercise of such warrants). There were employee options exercised for 5,000 shares of the Company's common stock. The Company issued 20,000 shares to consultants during the year ended December 31, 2010, for services valued at $17,000, which is included in stock-based compensation expense.

NOTE 10.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of December 31, 2010 there were 4,675,716 Series A Preferred shares issued and outstanding and 600,000 Series B Preferred shares issued and outstanding.

Holders of outstanding shares of the Company’s Series A Convertible Preferred are entitled to receive dividends, when, as, and if declared by the Company’s board of directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to the Company’s Series A Preferred until dividends in the same amount per share on the Company’s Series A Preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of the Company, each share of the Company’s Series A Preferred is entitled to receive $1.49 prior to similar liquidation payments due on shares of the Company’s common stock or any other class of securities junior to the Company’s Series A Preferred shares.  The Company’s Series A Preferred are not entitled to participate with the holders of the Company’s common stock with respect to the distribution of any remaining assets of the Company.  Shares of Series A  Preferred automatically convert into shares of common stock on the earliest to occur of the following: (a) the affirmative vote or written consent of the holders of a majority of the then-outstanding shares of Series A Preferred; (b) If the closing market price of the Company's common stock averages at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 7,500 shares over such period; (c) if the Company consummates an underwritten public offering of its securities at a price per share not less than $10 and for a total gross offering amount of at least $10 million; or (d) if a sale of the Company occurs resulting in proceeds to the holders of the Company's Series A Preferred of a per share amount of at least $10; provided that holders of the Company's Series A Preferred may not voluntarily convert their shares into the Company's common stock for at least one year following the issuance of the Series A Preferred. Thereafter, holders may convert their shares of Series A Preferred subject to the following conditions: (i) at any time following the one-year anniversary of the issuance of Series A Preferred, holders may convert only up to that number of shares such that, upon conversion, the aggregate beneficial ownership of the Company's common stock of any such holder does not exceed 4.99% of the Company's common stock then outstanding; and (ii) prior to the three-year anniversary of the issuance of the Series A Preferred, no holder may, in any given three-month period, convert more than that number of shares of the Company's Series A Preferred that equals 5% of the total number of shares of Series A Preferred then beneficially owned by such holder.  Each share of the Company's Series A Preferred converts into one share of the Company's common stock.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

On January 13, 2010, the board of directors approved the filing of a Certificate of Designation of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which was filed with the Secretary of State of Nevada on January 14, 2010.  The designation provides for 2,000,000 shares of Series B Preferred Stock at $.001 par value per share.

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

During the year ended December 31, 2010, the Company sold 600,000 Units for total proceeds of $600,000. Of this amount, $150,000 was from the sale of Units to a related party. A total of 600,000 shares of Series B Preferred Stock were outstanding as of December 31, 2010.

The  Series B Preferred Stock accrues a dividend of 12% per annum, payable quarterly in arrears (beginning on the first full quarter after the issuance date of such Series B Preferred Stock), based on a face value of $1.00 per share. The Series B Preferred Stock includes a liquidation preference which is junior to the Company’s previously outstanding shares of preferred stock, senior securities and other security holders as provided in further detail in the designation. The Series B Preferred Stock is convertible into shares of the Company’s common stock on a one for one basis at a conversion price of $1.00 per share, provided that the Series B Preferred Stock automatically converts into shares of the Company’s common stock on a one for one basis if the Company’s common stock trades above $2.00 per share for a period of 10 consecutive trading days.  The Series B Preferred Stock has no voting rights (other than on matters concerning the Series B Preferred Stock described in the designation) and the Company is obligated to redeem any unconverted shares of the Series B Preferred Stock in cash at $1.00 per share on the third anniversary date of the original issuance date of each share of Series B Preferred Stock. As of December 31, 2010, all $600,000 of unconverted Series B Preferred Stock is redeemable in 2013.

Based upon the Company’s evaluation of the terms and conditions of the Series B Preferred Stock, the Company concluded that their features are more akin to a debt instrument than an equity instrument, since the shares are potentially subject to cash redemption, which means that the Company’s accounting conclusions are generally based upon standards related to a traditional debt security. The Series B Preferred Stock is recorded as a liability at the carrying value of the possible redemptions, and the dividends are recorded as interest expense. The Company recognized $49,267 of interest expense related to these instruments.

Each warrant provides the holder the right to purchase one share of the Company’s common stock at an exercise price of $2.00 per share.  The warrants contain a cashless exercise provision (exercisable after six months have past from the date of grant of any warrant) whereby the holder can affect a cashless exercise of any portion of the shares of common stock issuable in connection with the exercise of the warrant which have not been previously registered by the Company.  The warrants have a term of three years.  The right to shares of common stock issuable in connection with the exercise of the warrants (“Warrant Shares”) is redeemable by the Company in its sole discretion at a redemption price of $0.01 per Warrant Share, in the event the Company’s common stock trades at or above $3.00 per share for at least ten consecutive trading days, after providing the holder at least 30 days notice of the Company’s intention to exercise such redemption right.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 11.  LICENSING AGREEMENT

The Company operates under an operating and licensing agreement with a related party that is majority-owned and controlled by  the Company’s Chief Executive Officer and Chairman, Benjamin P. Cowart, that provides for an irrevocable, non-transferable, royalty-free, perpetual right to use a certain thermal/chemical extraction technology (“TCEP”) to re-refine certain used oil feedstock and associated operations of this technology on a global basis.  This includes the right to utilize the technology in any future production facilities built by the Company.  If the related entity is unable to continue operations, the Company would not have a source of its TCEP products to sell to customers, which could negatively impact sales. The Company must approve any research and development costs that are performed by the related party and this may affect the related party’s ability to maintain technological feasibility of the technology which could impact the value of the license. The Company will continue to make expenditures on the development of the process in the foreseeable future, which could be significant. The Company believes the license is technologically feasible; however, it believes it can make improvements that will enhance the TCEP process and design.

The initial valuation of the license was based upon the cost to acquire the use of TCEP and its processes.  It will be assessed over time for changes in the valuation. Additional development costs capitalized during the years ended December 31, 2010 and 2009 were $288,015 and $331,889, respectively. The Company is amortizing the value of the license agreement over a fifteen year period.  Amortization expense was $129,246 and $56,692 for the years ending December 31, 2010 and 2009, respectively.  The Company evaluated the carrying value of the license and determined that no impairment existed at December 31, 2010.

NOTE 12.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the years ended December 31, 2010 and 2009, is as follows:

YEAR ENDED DECEMBER 31, 2010
		Refining &
	Black Oil	Marketing	Total
Revenues	$15,355,192	$42,785,793	$58,140,985

Income (loss) from operations	$(179,250)	$1,325,887	$1,146,637

Total Assets	$2,113,508	$6,025,837	$8,139,345

YEAR ENDED DECEMBER 31, 2009
		Refining &
	Black Oil	Marketing	Total
Revenues	$22,197,711	$16,506,136	$38,703,847

Income (loss) from operations	$43,606	$(652,990)	$(609,384)

Total Assets	$4,936,343	$2,611,644	$7,547,987

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 13. SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the balance on the Line of Credit is $3,500,000 of which $900,000 has been allocated to the outstanding letter of credit.  To date the outstanding balance drawn on the line of credit is $0 leaving an available balance of $2,600,000.

Subsequent to December 31, 2010 there were 41,320 shares of the Company's Series A Preferred Stock converted into the Company's common stock and warrants and options to purchase 40,000 shares of the Company's common stock were exercised.

Subsequent to December 31, 2010, salaries for the Chief Executive Officer and Chairman Benjamin P. Cowart increased from $190,000 to $215,000 and for the Chief Operating Officer Matthew Lieb a decrease from $150,000 to $75,000.

On or around March 29, 2011, with an effective date of April 1, 2010, Vertex entered into an Employment Agreement with Chris Carlson, pursuant to which Mr. Carlson agreed to serve as the Chief Financial Officer of Vertex (the “Carlson Employment Agreement”).  Mr. Carlson is to receive a base salary of $175,000 annually beginning January 1, 2011 pursuant to the terms of the Carlson Employment Agreement and $175,000 per year for each remaining twelve month period during the term of the agreement, which continues until April 1, 2015.

The Carlson Employment Agreement can be terminated by the Company for any reason, including for “Cause” – defined as a vote by the Board of Directors of the Company that Mr. Carlson should be dismissed as a result of (i) the commission of any act by Mr. Carlson constituting financial dishonesty against the Company (which act would be chargeable as a crime under applicable law); (ii) Carlson engaging in any other act of dishonesty, fraud, intentional misrepresentation, moral turpitude, illegality or harassment, which, as determined in good faith by the Board of Directors is reasonably likely to: (A) materially adversely affect the business or the reputation of the Company with its current or prospective customers, suppliers, lenders and/or other third parties with whom it might do business; or (B) negligently expose the Company to a risk of civil or criminal legal damages, liabilities or penalties; (iii) the repeated failure by Mr. Carlson to follow the directives of the Board of Directors; or (iv) Mr. Carlson’s inadequate performance of his duties to the Company, if not cured within thirty days of notice from the Company.

The Carlson Employment Agreement can be terminated by Mr. Carlson for any reason, including “Good Reason”, which is defined as (i) the assignment to Mr. Carlson of any duties materially inconsistent with Mr. Carlson’s positions, duties, authority, responsibilities and reporting requirements as provided in the Carlson Employment Agreement; or (ii) the Company or the Board of Directors taking any action which would require Mr. Carlson to be based outside of Houston, Texas, subject to the exclusions described in further detail in the Carlson Employment Agreement.

If Mr. Carlson’s Employment Agreement is terminated without cause by the Company or terminated by such executive for good cause, he is to receive severance pay equal to three months of salary.  If his employment is terminated for any other reason, he is to receive any compensation earned as of the termination date. Additionally, Mr. Carlson agreed that he would not directly or indirectly, compete with the Company for a period of six months following the termination of his employment with the Company as an employee, employer, consultant, agent, investor, principal, partner, stockholder, corporate officer or director of any entity (except as provided in the Carlson Employment Agreement).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

This was previously reported on the Company’s Form 10-K filed on March 30, 2010.

Item 9A. Controls and Procedures

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010.  Based on our assessment and those criteria, our management believes that Vertex maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors are elected at each meeting of stockholders and hold office until the next annual meeting of stockholders and the election and qualifications of their successors. Executive officers are elected by and serve at the discretion of the Board of Directors. Set forth below is information regarding the executive officers and directors of Vertex as of the filing of this report:

Name	Age	Position
Benjamin P. Cowart	42	Chairman of the Board of Directors, President and Chief Executive Officer
Matthew Lieb	39	Chief Operating Officer
Chris Carlson	38	Chief Financial Officer and Secretary
John Pimentel	44	Director
Dan Borgen	50	Director
David L. Phillips	53	Director
Ingram Lee	51	Director and Treasurer
Christopher Stratton	42	Director

OFFICER AND DIRECTOR BIOS:

BENJAMIN P. COWART - CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT (Age 42): Mr. Cowart has served as Chairman, Chief Executive Officer and President of Vertex since April 2009.  Mr. Cowart, the president of the General Partner for Vertex LP, has been involved in the petroleum recycling industry for over 25 years. Mr. Cowart is the founder of the Vertex group of companies and has served such companies since 2001. As a leader in the recycling field, Mr. Cowart helped pioneer the reclamation industry by developing recycling options for many residual materials once managed as a hazardous waste. Mr. Cowart co-authored the industry's first e-commerce operating system for the digital management of petroleum waste and residual materials. Mr. Cowart was awarded the 2003 Business Man of the Year from The National Republican Congressional Committee, and served on NORA's Board of Directors and as President in 2008. Mr. Cowart has taken an active role in the petroleum industry with his involvement in speaking, consulting, chairing, and serving on various committees and industry associations. Prior to the formation of Vertex LP, Mr. Cowart served as the Vice President of Aaron Oil Company, a regional recycler in Alabama.

Director Qualifications:

Mr. Cowart has extensive industry knowledge as well as a deep knowledge as the Company’s founder, of its history, strategy and culture.  Having led the Company as CEO and founder, Mr. Cowart has been the driving force behind the strategy and operations that have led to the growth of the Company thus far.  His experience at the various levels of the industry over the past 20 years bring valued insight to all facets of the Company.

MATTHEW LIEB - CHIEF OPERATING OFFICER (Age 39): Mr. Lieb has served as the Chief Operating Officer of Vertex since the closing of the Merger. Mr. Lieb previously served as World Waste's Chief Operating Officer from May 2007 until the effective date of the Merger. Since 1999, Mr. Lieb served as Chairman of the Board and Chief Executive Officer of Kingsley Management LLC, a company he founded that acquired and operated car wash facilities.  Mr. Lieb holds a BS in Finance from Georgetown University and an MBA from Harvard Business School.

CHRIS CARLSON – CHIEF FINANCIAL OFFICER AND SECRETARY (Age 38): Mr. Carlson has served as Secretary of Vertex since inception and Chief Financial Officer since April 2010.  Mr. Carlson brings a range of experience to his role for Vertex LP. Mr. Carlson oversees all risk management, investments, e-commerce applications, and day-to-day financial accounting of Vertex LP and its subsidiaries. Mr. Carlson worked for FuelQuest, Inc. before joining Vertex LP in 2001. There he worked as a Project Lead managing implementations of e-commerce services for new customers. In addition, he also planned and developed testing requirements for e-commerce applications. Mr. Carlson was with Pagenet, a wireless communications company prior to FuelQuest, Inc. where he worked as a Strategic Account Supervisor. Mr. Carlson earned his BS degree in Business Finance from the University of Houston.

JOHN PIMENTEL - DIRECTOR (Age 44): Mr. Pimentel was appointed to the Board of Directors of Vertex in connection with the closing of the Merger in April 2009, and is the Vertex Series A preferred stock appointee to the Board. Mr. Pimentel served as the Chief Executive Officer of World Waste from the fourth quarter of 2005 and as a member of the World Waste board of directors from early 2004 until the effective date of the Merger. Currently, Mr. Pimentel is developing a range of renewable energy generation projects in the Western United States.  Mr. Pimentel was employed as a non-executive employee of the Company from the closing of the Merger until June 2009, but Mr. Pimentel continues to serve as a Director of the Company.  Previously, he worked with Cagan McAfee Capital Partners, responsible for portfolio company management, strategy and investment structuring in industries including energy and technology. Mr. Pimentel was one of the co-founders of Pacific Ethanol (NASDAQ: PEIX) where he served as a director from 2003 to 2005. He has also served on the boards of Particle Drilling (NASDAQ: PDRT) and Evolution Petroleum (Amex: EVO). Mr. Pimentel has also worked for Bain & Company in its Private Equity Group, as well as that firm's general consulting practice. Mr. Pimentel has extensive operating experience including service as Deputy Secretary for Transportation for the State of California where he oversaw a $4.5 billion budget and 28,000 employees. Mr. Pimentel has an MBA from Harvard Business School and a BA from the University of California, Berkeley.

Director Qualifications:

As the former CEO of World Waste Technologies and member of the board, Mr. Pimentel has brought tremendous value to the Company through the Merger process.  Mr. Pimentel brings extensive public company leadership having served as CEO of a public company as well as a founder and board member of several public companies.  His experience has provided an understanding of what produces success at firms driven by innovation, research and development.

DAN BORGEN - DIRECTOR (Age 50): Mr. Borgen was appointed a Director of Vertex in June 2008. Mr. Borgen currently serves as Chairman, Chief Executive Officer and President of U.S. Development Group LLC ("USD"), where he has worked since May 1995. In his current role, Mr. Borgen guides all senior aspects of USD's corporate activities. USD is comprised of wholly-owned subsidiaries that focus on industrial development, logistics, products terminaling, power corridors, financial services and gasification. In addition to his work with USD, Mr. Borgen has served as President of U.S. Right-of-Way Corporation since June 1993. Prior to this, Mr. Borgen worked for eleven years as an investment banker serving as Merger & Acquisition Director, Portfolio Manager and as a member of the Executive Committee for strategic planning and development. His activities were focused on manufacturing, food service, oil and gas exploration/production, telecommunications, banking and Western European finance. In his capacity as an investment banker, Mr. Borgen served as Vice President of The Oxford Group from July 1990 to June 1993, Vice President/Principal of The Paramount Companies from July 1985 to April 1990 and Manager - Investor Relations of Invoil Inc. from April 1982 to June 1985.

Director Qualifications:

With his extensive background in business operations, finance, deal structures and capital markets, Mr. Borgen brings a unique portfolio of business expertise to the Company.  A large part of Mr. Borgen’s executive experience has been in the operations and logistics segment of the petroleum industry.  His service and leadership with leading organizations in financial and operational roles reflects his expertise in navigating opportunities that complex organizations such as the Company face.

DAVID L. PHILLIPS - DIRECTOR (Age 53): Mr. Phillips was appointed a Director of Vertex in June 2008. Mr. Phillips is currently the Managing Partner of Bilateral Initiatives LLP, an international business-to-business consulting firm specializing in providing key strategic expansion and corporate growth advice to the chairman and chief executive level members of various firms. Mr. Phillips is also Managing Partner of Phillips International Law Group PLLC, a worldwide recognized international law firm specializing in mergers, acquisitions, project development and EPC construction work with a focus on the international energy landscape in the oil, gas, chemical and power downstream sector and the alternative energy industry. Mr. Phillips' clients include worldwide energy companies, including several Middle East National Oil Companies. Prior to his founding of Bilateral Initiatives LLP and the Phillips International Law Group, Mr. Phillips was a Partner at the law firm of Jackson Walker LLP from May 2002 until May 2008 and chaired several of the firm's practice areas over that period. Prior to working at Jackson Walker LLP, from May 1995 to May 2002 Mr. Phillips served as a chief executive officer in the former KeySpan Energy Corporation, a $14 billion public energy conglomerate based in New York City, and as a member of the board of directors of certain KeySpan subsidiaries. From June 1991 to May 1995, Mr. Phillips served as a chief executive officer in Equitable Resources, Inc. a $6 billion public gas utility holding company based in Pittsburgh, Pennsylvania, and as a member of the board of directors of certain Equitable subsidiaries. Mr. Phillips also served as the General Counsel to Eastex Energy Inc., a public midstream energy company, from June 1985 to May 1991, which was later acquired by El Paso Energy and ultimately Enterprise Products LP.

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

Director Qualifications:

Mr. Phillips has had a long and successful career in the energy sector serving in various capacities, having been the CEO, legal counsel and board member of various large public companies.  In addition to his extensive experience in oil and gas, he was also a partner in the law firm of Jackson Walker, LLP.  Mr. Philips background brings insights into corporate structure, and project development along with expansion and corporate growth.

INGRAM LEE - DIRECTOR AND TREASURER (Age 51): Mr. Lee has been a Director and treasurer of Vertex since its inception in May 2008. Since May 1993, he has worked at PTI, Incorporated ("PTI") where he currently serves as the President. In his current role with PTI, Mr. Lee is responsible for overseeing trading, purchasing, blending, training and sales of both residual and distillate petroleum products. Prior to joining PTI, Mr. Lee was a Trading Manager at Coastal Corporation (currently El Paso Corporation) from 1988 to 1993, responsible for the trading of over 20 million barrels per year of heavy oil and distillate products in and out of South America, Mexico and the Caribbean. From 1985 to 1988, Mr. Lee was an Operations/Blending Manager for Challenger Petroleum USA, Inc.  Prior to this, he worked as a field manager for Torco Oil Company from 1982 to 1985 and a petroleum dispatcher and laboratory coordinator for E.W. Saybolt Petroleum Inspection Company from 1979 to 1982. Mr. Lee has been involved in aspects of the petroleum products trading industry for 28 years, from purchasing and sales to operations and transportation.

Director Qualifications:

Mr. Lee has had a long successful career in the petroleum trading industry. His leadership ranges from products trading to purchasing, sales, operations and logistics.  His experience in trading and blending of petroleum products brings a very unique perspective to the Board of Vertex.  Mr. Lee’s understanding of the petroleum markets as it relates to Vertex has proven to be a significant asset to the Company.

CHRISTOPHER STRATTON – DIRECTOR (Age 42): Mr. Stratton served as Chief Financial Officer of Vertex between August 24, 2009 and June 2010.  Mr. Stratton has served as a Director of the Company since July 2010.  Since  June, 2010, Mr. Stratton has served as Chief Financial Officer of Pro Energy Services.  Mr. Stratton served as Director of Finance for CITI in the Global Commodities Group, until August 2009, a position which he held since June 2005.  Prior to joining CITI, Mr. Stratton served as a Senior Manager with PricewaterhouseCoopers, LLC, from July 1998 to June 2005.  From May 1990 to July 1997, Mr. Stratton co-founded and was employed as Vice President by Marketlink International, Inc., an international trade company which performed commodity trading of industrial products throughout North America, South America, Europe and Asia.  Mr. Stratton obtained his Bachelor of Business Administration in Accounting from Baylor University in 1991 and his Master of Business Administration (Finance and Entrepreneurship) from Rice University in 1999.  Mr. Stratton is also a Certified Public Accountant.  He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Rice University Jones Graduate School of Management Partners.

Director Qualifications:

With his extensive background in auditing, accounting, finance, risk and capital markets, Mr. Stratton brings a strong grasp of how to deploy assets and optimize a company’s capital structure to the Company.  He also brings a good understanding of commodity markets and hedging strategies for risk management, which is beneficial to the Company and the Board.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. Cowart. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time.  Mr. Cowart possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

The Board of Directors exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides guidance on risk assessment and mitigation. The Related Party Transaction Committee is charged with the review and pre-approval of any and all related party transactions, including between Vertex and Vertex LP, Mr. Cowart, or any other company or individual which may be affiliated with Mr. Cowart (the Company’s committees are described in greater detail below).

Director Independence

The Over-The-Counter Bulletin Board does not have rules regarding director independence.  The Company will seek to appoint independent Directors, if and when it is required to do so.

Family Relationships

There are no family relationships among our Directors.

Involvement in Certain Legal Proceedings

None of our Directors have been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses’);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors Meetings

The Company had six official meetings of the Board of Directors of the Company during the last fiscal year ending December 31, 2010.  Each member of the Company’s Board of Directors is encouraged, but not required to attend shareholder meetings.

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

Compensation Committee

The Company’s Board of Directors has appointed a Compensation Committee, chaired by Mr. Borgen and includes Mr. Phillips, and Mr. Lee.

Audit Committee

The Company’s Board of Directors has appointed an Audit Committee, chaired by Mr. Stratton and includes Mr. Pimentel, Mr. Borgen and Mr. Phillips.

Nominating Committee

The Company does not have a Nominating Committee.  Furthermore, the Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this Report.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has formally adopted a written code of ethics, which is incorporated by reference herein as Exhibit 14.1.

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

In connection with the Merger, Vertex entered into an employment agreement with Benjamin P. Cowart pursuant to which Mr. Cowart serves as its Chief Executive Officer for a term of five years at a base salary of $190,000 per year (which was increased to $215,000 per year effective January 1, 2011), and a bonus payment (to be determined in the sole discretion of Vertex’s compensation committee), as described in greater detail above.

Effective July 15, 2009, the Company’s Board of Directors approved the Company’s 2009 Stock Incentive Plan and the grant of an aggregate of 815,000 stock options to certain employees, Directors and officers of the Company.  The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), was approved on July 14, 2010 by a majority of our shareholders, and allows the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel.

Pursuant to and in connection with the 2009 Plan, the Board of Directors granted an aggregate of 315,000 incentive stock options to certain of the Company’s employees in consideration for services rendered and to be rendered to the Company (the “Employee Options”).  Included in the Employee Option grants were the grant of options to purchase 25,000 shares to Chris Carlson, the Chief Financial Officer, Secretary and Vice President of the Company; and options to purchase 50,000 shares to Matthew Lieb, the Chief Operating Officer of the Company.

The Board of Directors also approved the grant of non-qualified stock options to purchase 100,000 shares to Christopher Stratton, our former Chief Financial Officer, pursuant to the 2009 Plan and contingent upon Mr. Stratton’s acceptance of Mr. Stratton’s terms of employment as Chief Financial Officer, which were subsequently accepted by Mr. Stratton (the “Stratton Options”).

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

Vertex has entered into an executive employment agreement with Mr. Lieb, pursuant to which he will serve as Vertex’s Chief Operating Officer, as described above, and Mr. Wallace, pursuant to which he will serve as the Company’s Vice President of Refining and Marketing, as described below.

Employment Agreements

 Mr. Cowart’s compensation package includes (1) a base salary of $190,000 per year (which was increased to $215,000 per year effective January 1, 2011), subject to annual increases as determined in the sole discretion of the compensation committee of Vertex’s board of directors, and (2) a bonus payment determined in the sole discretion of the compensation committee. Mr. Cowart will also be eligible to participate in Vertex’s stock option plan and other benefit plans. Vertex may terminate Mr. Cowart’s employment for “cause” (which is defined to include, among other things, a material breach of the agreement by Mr. Cowart). Mr. Cowart may terminate his agreement upon delivery to Vertex of written notice of termination for any reason, including “good reason,” which is defined to include, among other things, a material breach of the agreement by Vertex, or a modification of Mr. Cowart’s duties such that they are inconsistent with the position and title of Chief Executive Officer.

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

With an effective date of April 16, 2009, Vertex entered into an employment agreement with Matthew Lieb.  Pursuant to the terms of the employment agreement, Mr. Lieb is to serve as the Chief Operating Officer of Vertex, for a term of four years, renewable for additional one year periods thereafter.  Pursuant to the employment agreement, so long as Mr. Lieb is employed by Vertex and for 12 months following the termination of his employment, Mr. Lieb is prohibited from competing with Vertex. Pursuant to the employment agreement, Mr. Lieb was to receive a salary of $150,000 per year, which was amended, effective in February 2011 to provide for a salary of $75,000 per year.

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

On or around March 29, 2011, with an effective date of April 1, 2010, Vertex entered into an Employment Agreement with Chris Carlson, pursuant to which Mr. Carlson agreed to serve as the Chief Financial Officer of Vertex (the “Carlson Employment Agreement”).  Mr. Carlson is to receive a base salary of $175,000 annually beginning January 1, 2011 pursuant to the terms of the Carlson Employment Agreement and $175,000 per year for each remaining twelve month period during the term of the agreement, which continues until April 1, 2015.

The Carlson Employment Agreement can be terminated by the Company for any reason, including for “Cause” – defined as a vote by the Board of Directors of the Company that Mr. Carlson should be dismissed as a result of (i) the commission of any act by Mr. Carlson constituting financial dishonesty against the Company (which act would be chargeable as a crime under applicable law); (ii) Carlson engaging in any other act of dishonesty, fraud, intentional misrepresentation, moral turpitude, illegality or harassment, which, as determined in good faith by the Board of Directors is reasonably likely to: (A) materially adversely affect the business or the reputation of the Company with its current or prospective customers, suppliers, lenders and/or other third parties with whom it might do business; or (B) negligently expose the Company to a risk of civil or criminal legal damages, liabilities or penalties; (iii) the repeated failure by Mr. Carlson to follow the directives of the Board of Directors; or (iv) Mr. Carlson’s inadequate performance of his duties to the Company, if not cured within thirty days of notice from the Company.

The Carlson Employment Agreement can be terminated by Mr. Carlson for any reason, including “Good Reason”, which is defined as (i) the assignment to Mr. Carlson of any duties materially inconsistent with Mr. Carlson’s positions, duties, authority, responsibilities and reporting requirements as provided in the Carlson Employment Agreement; or (ii) the Company or the Board of Directors taking any action which would require Mr. Carlson to be based outside of Houston, Texas, subject to the exclusions described in further detail in the Carlson Employment Agreement.

If Mr. Carlson’s Employment Agreement is terminated without cause by the Company or terminated by such executive for good cause, he is to receive severance pay equal to three months of salary.  If his employment is terminated for any other reason, he is to receive any compensation earned as of the termination date. Additionally, Mr. Carlson agreed that he would not directly or indirectly, compete with the Company for a period of six months following the termination of his employment with the Company as an employee, employer, consultant, agent, investor, principal, partner, stockholder, corporate officer or director of any entity (except as provided in the Carlson Employment Agreement).

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

To our knowledge, based solely on a review of the copies of such reports furnished to us Benjamin P. Cowart, Christopher Stratton, Matthew Lieb, Chris Carlson, John Pimentel, Dan Borgen, David L. Phillips, and Ingram Lee, are currently subject to Section 16(a) filing requirements and have made their required filings with the Commission.

Item 11. Executive Compensation

The following table sets for information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, which represent the Company’s principal executive officer (the Chief Executive Officer), and the Company’s two most highly compensated officers other than the principal executive officer:

SUMMARY COMPENSATION TABLE(1)

Name and principal position	Year Ended December 31,	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		All other Compensation ($)	Total ($)

Benjamin P. Cowart	2010	$202,132		$0		$0	$7,200		$0	$209,332
Chairman and CEO	2009	$146,520	(5)	$38,000	(4)	$0	$3,600	(2)	$0	$188,120

Matthew Lieb	2010	$155,769		9,731	(7)	0	$23,002		$0	$188,502
Chief Operating Officer,	2009	$113,077	(5)	$17,500	(4)	$0	$23,932	(2)	$0	$154,509
Former Chief Operating Officer of World Waste (3)

Christopher Stratton	2010	$94,154		$0		$0	$9,000		$0	$103,154
Former Chief Financial Officer (6)	2009	$78,277	(5)	$7,500	(4)	$0	$4,500	(2)	$0	$90,287

Chris Carlson	2010	$123,830		$38,901	(7)	$0	$17,092		$0	$179,823
Chief Financial Officer, Vice President and Secretary (6)	2009	$74,727	(5)	$25,000	(4)	$0	$29,160	(2)	$0	$128,887
Greg Wallace Vice President of Refining and Marketing	2010	$159,842		$48,151	(7)	$0	$22,146		$0	$230,139
	2009	$72,189	(5)	$25,000	(4)	$0	$29,332	(2)	$0	$126,521

(1)  Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer of the Company received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented.  The Company was formed as a Nevada corporation on May 14, 2008.  As a result of the Merger which closed on April 16, 2009, as the successor entity of World Waste (as described in greater detail above), we assumed World Waste’s filing obligations with the Securities and Exchange Commission.  As such, the information in the table above for the year ended December 31, 2009, relates to compensation paid to officers of the Company following the Merger.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock form fiscal 2009 (and World Waste common stock for fiscal 2008 and 2007) calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3) Mr. Lieb served as the Chief Operating Officer of World Waste until April 16, 2009, the effective date of the Merger, at which time he began working for the Company as its Chief Operating Officer.

(4) Represents 2009 bonus amounts that were accrued for as of December 31, 2009 and paid during 2010.

(5) Represents 2009 compensation received subsequent to the effective date of the merger on April 16, 2009.

(6) Effective August 24, 2009, Christopher Stratton, was appointed as the Chief Financial Officer of the Company.  Effective June 5, 2010, Christopher Stratton resigned as Chief Financial Officer of Vertex Energy, Inc. and Chris Carlson was appointed as Chief Financial Officer of the Company to fill the vacancy left by Mr. Stratton’s resignation.

(7) Represents 2010 bonus amounts that have been accrued for as of December 31, 2010, but subsequently paid in 2011.

Board of Directors Compensation:

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2010:

NAME (1)	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)	TOTAL ($)
David Phillips	15,000	9,433 (2)	24,433
Dan Borgen	15,000	9,433 (2)	24,433
Ingram Lee	10,000	9,320 (2)	19,320
John Pimentel Christopher Stratton	15,500 4,000	7,200 (2) 9,000	22,700 13,000

No Director received any Stock Awards, Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings or other compensation during the fiscal year ended December 31, 2010.

(1) Mr. Cowart did not receive any compensation separate from the consideration he received as an officer of the Company for the year ended December 31, 2010 in consideration for his service to the Board as a Director of the Company.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Benjamin P. Cowart CEO	20,000	-	60,000	$0.50	7/15/14	-	-	-	-
Ingram Lee Treasurer	10,000	-	10,000	$1.20	5/16/18	-	-	-	-
Ingram Lee Treasurer	20,000	-	60,000	$0.45	7/15/19	-	-	-	-
Chris Carlson CFO and Secretary	70,000	-	70,000	$1.20	5/16/18	-	-	-	-
Chris Carlson CFO and Secretary	6,250	-	18,750	$0.45	7/15/19	-	-	-	-
Matthew Lieb COO	112,504	-	87,496	$0.50	1/28/19	-	-	-	-
Matthew Lieb COO	12,500	-	37,500	$0.45	7/15/19	-	-	-	-
Matthew Lieb COO	40,000	-	-	$14.20	5/21/17	-	-	-	-

(1) The table above only includes equity awards granted in consideration for services rendered by the named executives disclosed above, and does not include any warrants granted in connection with the closing of the Merger as otherwise disclosed herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

 The following table sets forth certain information regarding the beneficial ownership of Vertex’s capital stock as of March 31, 2011 by (i) each person who is known by Vertex to own beneficially more than five percent (5%) of Vertex’s outstanding voting stock; (ii) each of Vertex’s Directors; (iii) each of Vertex’s executive officers; and (iv) all of Vertex’s current executive officers and Directors as a group. As of March 31, 2011, 8,452,169 shares of Vertex common stock were issued and outstanding and 4,634,396 shares of Series A Preferred Stock (which each vote one voting share on shareholder matters) were issued and outstanding for 13,086,565 total voting shares.  There were also 600,000 shares of Series B Preferred Stock issued and outstanding, which shares have no voting rights (other than on matters concerning the Series B Preferred Stock).

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

Shareholder Name	Number of Shares Beneficially Owned		Percent (1)

Benjamin P. Cowart Chief Executive Officer and Chairman	4,926,325	(a)	35.8%

Chris Carlson CFO, Vice President and Secretary	409,846	(b)	3.1%

John Pimentel Director	483,029	(c)	3.6%

Ingram Lee Treasurer and Director	247,755	(d)	1.8%

Dan Borgen Director	30,000	(e)	*

David Phillips Director	30,000	(f)	*

Christopher Stratton Former Chief Financial Officer	25,000	(g)	*

Matthew Lieb Chief Operating Officer	140,004	(h)	1.0%

Trellus Management Company, LLC (i)	1,881,627	(j)	12.6%
350 Madison Avenue, 8th Floor New York, New York 10017

Total Officers and Directors (8 Persons)	6,357,431		48.6%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1) Based on 8,452,169 shares of Vertex common stock issued and outstanding and 4,634,396 shares of Series A Preferred Stock issued and outstanding (which each vote one voting share on shareholder matters) totaling 13,086,565 voting shares. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2010, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the officers or Directors listed in the table above is 1331 Gemini Street, Suite 250, Houston, Texas 77058.

(a) Includes 55,311 shares held by VTX, Inc., which Mr. Cowart serves as President of and is deemed to beneficially own ("VTX").  Also includes warrants to purchase an aggregate of 7,614 shares of the Company's common stock held by VTX, at various exercise prices from $1.55 to $37.00 per share, and with various expiration dates from between May 1, 2011 and February 26, 2018, granted to VTX, as a Partner of Vertex LP, for consideration in connection with the Merger (as described above)(the "Make-Whole Warrants").  Also includes Make-Whole Warrants to purchase an aggregate of 643,912 shares of our common stock held personally by Mr. Cowart.  Also includes options to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  Does not include options to purchase 60,000 shares of the Company's common stock at an exercise price of $0.50 per share, which options have not vested to Mr. Cowart to date. Does not include 3,871,887 voting shares subject to voting agreements entered into with various shareholders of Vertex, which allow Mr. Cowart to appoint four of the Company’s Directors (the Company is currently in the process of amending such voting agreements to provide for Mr. Cowart to appoint five of the Company’s six directors) and which voting agreements remain in effect until April 16, 2012, as such voting agreements only provide Mr. Cowart the right to appoint Directors of the Company and do not otherwise provide him the right to vote or dispose of the shares underlying such agreements.

(b) Includes Make-Whole Warrants to purchase 40,352 shares of our common stock, options to purchase 70,000 shares of the Company's common stock at an exercise price of $1.20 per share, and options to purchase 6,250 shares of the Company’s common stock at an exercise price of $0.45 per share.  Does not include options to purchase 70,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 18,750 shares of the Company’s common stock at an exercise price of $0.45 per share which options have not vested to Mr. Carlson to date.

 (c) Includes 35,000 shares held by Mr. Pimentel's wife, 3,030 shares of the Company's Series A Preferred Stock, and options to acquire 125,000 shares of our common stock at exercise prices between $1.55 and $14.20 per share.  Includes 200,000 options to purchase shares of our common stock at an exercise price of $0.50 per share and 20,000 options to purchase shares of our common stock at an exercise price of $0.45 per share. Does not include options to purchase 60,000 shares of the Company's common stock at an exercise price of $0.45 per share, which options have not vested to Mr. Pimentel to date.

(d) Includes 182,622 shares owned by PTI, Inc., which are beneficially owned by Mr. Lee ("PTI") and 10,000 shares owned by Mr. Lee.  Also includes Make-Whole Warrants to purchase 25,133 shares of our common stock owned by PTI, options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.20 per share, and options to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.45 per share.  Does not include options to purchase 5,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.45 per share, which options have not vested to Mr. Lee to date.

(e) Includes options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.20 per share and options to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.45 per share.  Does not include options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.45 per share, which options have not vested to Mr. Borgen to date.

(f) Includes options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.20 per share and options to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.45 per share.  Does not include options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.45 per share which options have not vested to Mr. Phillips to date.

(g) Includes options to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.45 per share.  Does not include options to purchase 75,000 shares of the Company's common stock at an exercise price of $0.45 per share, which options have not vested to Mr. Stratton to date.

(h) Includes options to purchase 40,000 shares of our common stock at an exercise price of $14.20 per share and options to purchase 87,504 shares of our common stock at an exercise price of $0.50 per share and options to purchase 12,500 shares of our common stock at an exercise price of $0.45 per share.  Does not include options to purchase 112,496 shares of the Company's common stock at an exercise price of $0.50 per share, or options to purchase 37,500 shares of the Company’s common stock at an exercise price of $0.45 per share which options have not vested to Mr. Lieb to date.

(i) Represents shares beneficially owned by Trellus Offshore Fund Limited, Trellus Partners, II and Trellus Partners, LP, which are beneficially owned by Trellus Management Company, LLC (collectively “Trellus”).   Pursuant to the terms of the Series A Preferred Stock, holders of such securities are not able to convert such securities into common stock if they would hold more than 4.99% of the Company’s outstanding common stock following such conversion.

(j) Includes 1,841,625 shares of Series A Preferred Stock of the Company.

Item 13. Certain relationships and related Transactions, and Director Independence

In January 2011, affiliates of Trellus Management Company, LLC exercised warrants to purchase 40,000 shares of the Company’s common stock, in consideration for $4,000 being paid in connection with the exercise of such warrants (which had an exercise price of $0.10 per share).

            In June 2010, the Company received $150,000 in cash in connection with the sale of 150,000 Units (described above) to KKB Holdings LLC, a Limited Liability Company which is owned by a Family Trust, which are beneficially owned by family members of Dan Borgen who is a Director of the Company (it was previously incorrectly reported in the Company’s June 30, 2010 Form 10-Q that Mr. Borgen controls KKB Holdings LLC, whereas he is only a member and President of such entity).

The following information describes various related parties and affiliates of Vertex, VTX, Inc., which is wholly-owned by Mr. Cowart, the Chief Executive Officer and Chairman of Vertex, who is the general partner of all of the entities described below.

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

CMT is the operator of our licensed “thermal/chemical extraction technology” - a process infrastructure located at the Cedar Marine Terminal, operated and managed by CMT, consisting of multiple tanks, associated piping and proprietary design and engineering for the thermal/chemical extraction of used motor oil. Vertex, pursuant to the Operating and Licensing Agreement described below, licensed the technology from CMT, at a price equal to the documented development costs plus 10%.  CMT operates the actual thermal/chemical extraction process and Vertex pays them the operations cost plus 10%.  Although it is currently anticipated that Vertex LP and Vertex will be the only entities using the thermal/chemical extraction technology, because the license will be non-exclusive, CMT may license the technology to other parties and/or sell the technology outright. CMT currently provides terminaling services to Vertex competitors and may increase the volume of such services in the future.

Additionally, pursuant to the Asset Transfer Agreement (described above) and the terms of the Merger, Vertex was required to pay $1.6 million to Vertex LP, which has been paid to date.

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

Services Agreement

In connection with the Merger, Vertex LP and Vertex entered into a Services Agreement (the “Services Agreement”).  Pursuant to the Services Agreement, Vertex LP (through its various affiliates) agreed to perform services for Vertex, billed at the lesser of (a) the rates Vertex LP charges to non-affiliates, and (b) rates less than the amount Vertex LP charges to non-affiliates as mutually agreed between the parties, including the following:

•	Transportation services through CrossRoad Carriers for the transportation of Vertex's feedstock and refined and re-refined petroleum products;

•	Environmental compliance and regulatory oversight services to be performed by VRM, and

•	Terminaling services through CMT for the storage and loading out of feedstock by barge, unless such services are covered under a separate agreement entered into between the Parties.

The Services Agreement has a term of five (5) years, but can be terminated at any time with the mutual consent of both parties, with thirty days prior written notice in the event any provision of the agreement is breached, by the non-breaching party, or at any time with five (5) days written notice if Mr. Cowart is no longer employed by Vertex.

Operating and Licensing Agreement

Additionally, in connection with the Merger and effective as of the effective date of the Merger, CMT and Vertex entered into an Operating and Licensing Agreement (the “Operating Agreement”).  Pursuant to the Operating Agreement, CMT agreed to provide services to Vertex in connection with the operation of the Terminal run by CMT, and the operations of and use of certain proprietary technology relating to the re-refining of certain oil feedstock referred to as its “Thermal/chemical extraction process” (“TCEP”), in connection with a Terminaling Agreement by and between CMT and Vertex.  Additionally, Vertex has the right, following the payment of the R&D Costs (as defined below) to use the first 33,000 monthly barrels of the capacity of TCEP pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

The Operating Agreement has a term expiring on February 28, 2017, and can be terminated (a) by the mutual consent of both parties, (b) with thirty days prior written notice, if any term of the agreement is breached, by the non-breaching party, or (c) at any time after the R&D Costs (as defined below) are paid and Mr. Cowart’s employment has been terminated by Vertex; provided that the parties intend for the rights granted pursuant to the License (defined below) to be perpetual.

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

Pursuant to the Operating Agreement, Vertex also has the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of TCEP in any market in the world (the “License”), provided that Vertex pays CMT the documented net development costs of TCEP, which we have fully paid for in the amount of $2,019,904 to date (the “R&D Costs”).

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

Right of First Refusal Agreement

Effective as of the date of the Merger, Vertex has the right, pursuant to a Right of First Refusal Agreement (the “Right of First Refusal Agreement”), to (a) match any third party offer to purchase Vertex LP, or any of its subsidiaries or assets (the “Property”) within thirty (30) days of the date such offer is received by Vertex, and (b) following the expiration of eighteen (18) months following the effective date of the Merger, to purchase any of the Property at a price to be determined by an independent third-party evaluation expert mutually agreed upon by the parties.  The Right of First Refusal Agreement, and the rights provided for therein remain in effect as long as Mr. Cowart is employed by Vertex.

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

All of the transactions described above were approved and ratified by our Related Party Transaction Committee, after taking into account various factors, including the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.  Our Related Party Transaction committee will similarly review any related party transactions moving forward.

Item 14. Principal Accounting Fees and Services

The Company appointed LBB & Associates Ltd., LLP as independent auditors to audit the consolidated financial statements of the Company for the fiscal years ended December 31, 2010 and December 31, 2009.

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants for the fiscal years ended December 31, 2010 and December 31, 2009:

Fee Category	2010 Fees	2009 Fees

Audit Related Fees	$77,120	$54,915
All Other Fees	$-	$9,625

Total Fees	$77,120	$64,540

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT NO.	DESCRIPTION
2.1(7)
Amended and Restated Agreement and Plan of Merger by and among World Waste Technologies, Inc., Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), Vertex Energy, Inc., Vertex Merger Sub, LLC and Benjamin P. Cowart

2.2(7)
Amendment No. 1, dated December 2008, to Amended and Restated Agreement and Plan of Merger by and among World Waste Technologies, Inc., Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), Vertex Energy, Inc., Vertex Merger Sub, LLC and Benjamin P. Cowart

2.3(7)
Amendment No. 2, dated December 2008, to Amended and Restated Agreement and Plan of Merger by and among World Waste Technologies, Inc., Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), Vertex Energy, Inc., Vertex Merger Sub, LLC and Benjamin P. Cowart

2.4(7)
Amendment No. 3, dated January 28, 2009, to Amended and Restated Agreement and Plan of Merger by and among World Waste Technologies, Inc., Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), Vertex Energy, Inc., Vertex Merger Sub, LLC and Benjamin P. Cowart

2.5(7)
Amendment No. 4, dated February 2, 2009, to Amended and Restated Agreement and Plan of Merger by and among World Waste Technologies, Inc., Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), Vertex Energy, Inc., Vertex Merger Sub, LLC and Benjamin P. Cowart

2.6(1)
Amendment No. 5, dated as of March 31, 2009, to Amended and Restated Agreement and Plan of Merger by and among World Waste Technologies, Inc., Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), Vertex Energy, Inc., Vertex Merger Sub, LLC and Benjamin P. Cowart.

3.1(2)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(5)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.

3.3(2)	Withdrawal of Designation of the Company’s Series B Preferred Stock

3.4(4)	Series B Convertible Preferred Stock Filing

3.5(2)	Bylaws of Vertex Energy, Inc.

4.1(2)	Vertex Energy, Inc., 2008 Stock Incentive Plan

4.2(3)	2009 Stock Incentive Plan of Vertex Energy, Inc.

10.1(2)	Asset Transfer Agreement

10.2(2)	Services Agreement

10.3(2)	Right of First Refusal Agreement

10.4(2)	Operating and Licensing Agreement

10.5(2)	Employment Agreement with Benjamin P. Cowart

10.6(2)	Employment Agreement with John Pimentel

10.7(2)	Employment Agreement with Matthew Lieb

10.8(2)	Letter Loan Agreement with Regions Bank

10.9(2)	Line of Credit with Regions Bank

10.10(2)	Security Agreement with Regions Bank

10.11(3)	Letter Agreement with Christopher Stratton

10.12(6)	Loan Agreement with Bank of America

10.13(6)	Security Agreement

10.14*(+)	Tolling (Processing) Agreement with KMTEX

10.15*(+)	First Amendment to Processing Agreement with KMTEX

10.16*	Form of Voting Agreement

10.17*	Form of Lock-Up Agreement

10.18*	Amended and Restated Employment Agreement with Chris Carlson

10.19*	First Amendment to Employment Agreement with Benjamin P. Cowart

10.20*	First Amendment to Employment Agreement with Matt Lieb

14.1(2)	Code of Ethics

16.1(2)	Letter from Stonefield Josephson, Inc.

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Acting Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Acting Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

(7) Filed as Appendix A to the Company’s Definitive Schedule 14A Proxy Statement, filed with the Commission on February 6, 2009, and incorporated by reference herein.

(+) Certain portions of these documents as filed herewith (which portions have been replaced by "X's") have been omitted in connection with a request for Confidential Treatment as submitted to the Commission in connection with this filing.   This entire exhibit including the omitted confidential information has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: March 31, 2011	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2011	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer) and Chairman		Chris Carlson Chief Financial Officer, (Principal Accounting Officer)
Date:	March 31, 2011	Date:	March 31, 2011

By:	/s/ Ingram Lee	By:	/s/ Dan Borgen
	Ingram Lee Director		Dan Borgen Director

Date:	March 31, 2011	Date:	March 31, 2011

Christopher Stratton Director

		Date:	March 31, 2011