Form 10-Q
period 2011-03-31
Vertex Energy Inc.
filed 2011-05-10
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
 Yes   ☐ No   ☒
State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 8,463,823 shares of common stock issued and outstanding as of May 2, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

VERTEX ENERGY, INC.

CONTENTS

Page
Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,207,465	$744,313
Accounts receivable, net	1,954,047	1,482,510
Accounts receivable- related party	10,361	-
Inventory	5,825,120	3,901,781
Prepaid expenses	234,870	100,485
Total current assets	9,231,863	6,229,089

Noncurrent assets
Licensing agreement, net	1,873,028	1,833,966
Fixed assets, net	73,274	76,290
Total noncurrent assets	1,946,302	1,910,256

TOTAL ASSETS	$11,178,165	$8,139,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$5,757,110	$4,593,199
Accounts payable-related party	1,048,670	407,273
Total current liabilities	6,805,780	5,000,472

Long-term liabilities
Mandatorily redeemable preferred stock, Series B, $.001 par value, 2,000,000 shares authorized, 600,000 issued and outstanding as of March 31, 2011 and December 31, 2010 (includes $150,000 to a related party)	600,000	600,000
Total liabilities	7,405,780	5,600,472

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 4,634,396 and 4,675,716 issued and outstanding at March 31, 2011 and December 31, 2010 respectively	4,635	4,676
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 8,452,169 and 8,370,849 issued and outstanding at March 31, 2011 and December 31, 2010 respectively	8,452	8,371
Additional paid-in capital	2,312,449	2,275,074
Retained earnings	1,446,849	250,752
Total stockholders’ equity	3,772,385	2,538,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,178,165	$8,139,345

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	March 31,	March 31,
	2011	2010

Revenues	$20,290,925	$13,273,080
Revenues-related parties	17,978	-
	20,308,903	13,273,080

Cost of revenues	18,038,007	12,245,250

Gross profit	2,270,896	1,027,830

Selling, general and administrative expenses	1,026,055	751,173

Income from operations	1,244,841	276,657

Other income (expense)
Other income	-	30,000
Interest expense	(29,041)	(36,646)
Total other income (expense)	(29,041)	(6,646)

Income before income tax	1,215,800	270,011

Income tax expense	(19,703)	-

Net income	$1,196,097	$270,011

Earnings per common share
Basic	$0.14	$0.03
Diluted	$0.09	$0.02

Shares used in computing earnings per share
Basic	8,440,064	8,254,256
Diluted	13,935,781	13,726,756

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

	March 31, 2011	March 31, 2010

Cash flows operating activities
Net income	$1,196,097	$270,011
Adjustments to reconcile net income to cash
used by operating activities
Stock based compensation expense	33,415	46,848
Depreciation and amortization	37,305	33,448
Changes in assets and liabilities
Accounts receivable	(471,537)	(486,702)
Accounts receivable- related parties	(10,361)	-
Inventory	(1,923,339)	382,476
Prepaid expenses	(134,385)	12,810
Accounts payable	1,163,911	(1,439,143)
Accounts payable – related parties	641,397	90,133
Net cash provided (used) by operating activities	532,503	(1,090,119)

Cash flows from investing activities
Purchase of intangible assets	(73,351)	(149,956)
Purchase of fixed assets	-	(2,716)
Net cash used by investing activities	(73,351)	(152,672)

Cash flows from financing activities
Proceeds from sale of Preferred “B” shares	-	100,000
Proceeds from exercise of common stock warrants	4,000	-
Line of credit proceeds, net	-	1,100,000
Payments on due to related party balance	-	(400,000)
Net cash provided by financing activities	4,000	800,000

Net change in cash and cash equivalents	463,152	(442,791)

Cash and cash equivalents at beginning of the period	744,313	514,136

Cash and cash equivalents at end of period	$1,207,465	$71,345

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$31,914	$33,443
Cash paid for income taxes during the period	$12,000	$-

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common shares	$41	$-

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the “Company,” or “Vertex Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual financial statements as filed with the SEC on Form 10-K on March 31, 2011 (the “Form 10-K”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period presentation. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

NOTE 2.  RELATED PARTIES

The Company has numerous transactions with Vertex Holdings, L.P., formerly Vertex Energy, L.P. (also defined herein as the “Partnership” or “Vertex LP”), including the lease of the Partnership’s storage facility, subletting of office space, transportation of feedstock to re-refiners and the Company’s storage facility, and delivery from the Company’s re-refinery to end customers. The pricing under these contracts is with certain wholly-owed subsidiaries of the Partnership and is priced at market, and is reviewed periodically from time to time by the Board of Director’s Related Party Transaction committee.  The Related Party Transaction committee includes at least two independent directors and will review and pre-approve any and all related party transactions.

The consolidated financial statements include revenues from related parties of $17,978 and $0 and inventory purchases from related parties of $2,550,287 and $1,232,847 for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, the Company owes $1,048,670 of accounts payable to related parties including Cedar Marine Terminal (“CMT”), H&H Oil Baytown, H&H Oil Austin and H&H Oil Corpus. These entities are majority-owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart.

The Company subleases office space from Vertex L.P. Rental payments under the lease are $6,629 per month and the lease will expire in May 2011.

The Company leases approximately 30,000 barrels in storage capacity for its Black Oil division at Cedar Marine Terminal, located in Baytown, Texas.  The monthly lease expense is $22,500 and the lease expired in March 2011. The Company will continue to operate on a month to month basis until the lease is renewed.

The Company leases approximately 45,000 barrels in storage capacity for its TCEP division at Cedar Marine Terminal, located in Baytown, Texas.  The monthly lease expense is $38,250 and the lease expired in March 2011.  The Company will continue to operate on a month to month basis until the lease is renewed.

NOTE 3.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the three months ended March 31, 2011, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

At March 31, 2011 and 2010, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2011		2010
	% of	% of	% of	% of
	Revenues	Receivables	Revenues	Receivables
Customer 1	44%	69%	25%	53%
Customer 2	13%	0%	16%	0%
Customer 3	10%	26%	1%	12%
Customer 4	9%	0%	11%	0%
Customer 5	4%	0%	26%	32%
Customer 6	0%	0%	21%	2%

The Company purchases goods and services from three companies that represented 16%, 10% and 10% of total purchases for the three months ended March 31, 2011.  One entity that was 10% of the total is a related party from which Vertex Energy purchased the license described in Note 9.

The Company has several purchase agreements with suppliers that require purchases of minimum quantities of the Company’s products.  The agreements generally have a one year term, after which they become month-to-month agreements.  There are no penalties associated with these agreements.  Minimum future purchases under these contracts are approximately $14,674,198 through September 30, 2011 based on forward contract pricing as of April 25, 2011.

The Company has one debt facility available for use, of which there were no amounts outstanding as of March 31, 2011 and 2010, respectively. See note 4 for further details.

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

The Company, in its normal course of business, is involved in various other claims and legal action.  In the opinion of management, the outcome of these claims and actions will not have a material adverse impact upon the financial position of the Company.

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2010, the Company had utilized $1,616,638 of these NOLs leaving approximately $39.8 million of potential NOLs of which we expect to utilize approximately $1.2 million for the three months ended March 31, 2011.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 4. NOTES PAYABLE

In September 2010, the Company entered into a loan agreement with Bank of America Merrill Lynch. The balance on the line of credit was $0 and $2,600,000 was available at March 31, 2011. The loan agreement is guaranteed by Cedar Marine Terminal, a related party of the Company.  The most restrictive covenant of the loan requires an interest coverage ratio of at least 1.5 to 1.  The Company believes it was in compliance of all aspects of the agreement at March 31, 2011.

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

NOTE 5. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $33,415 and $46,848 for the three months ended March 31, 2011 and 2010, respectively, for options previously awarded by the Company.

Stock option activity for the three months ended March 31, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2010	2,703,334	$5.81	7.60	$715,826
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Outstanding at March 31, 2011	2,703,334	$5.81	7.36	$715,826

Vested at March 31, 2011	1,952,584	$7.78	7.04	$413,006

Exercisable at March 31, 2011	1,952,584	$7.78	7.04	$413,006

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

A summary of the Company’s stock warrant activity and related information for the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2010	1,773,457	$14.24	1.96	$172,973
Warrants granted	-	-	-	-
Warrants exercised	(40,000)	(.10)	(2.04)	(2,342)
Warrants cancelled/forfeited/expired	(13,333)	(12.50)	-	(781)
Warrants at March 31, 2011	1,720,124	$14.58	1.72	$169,850

Vested at March 31, 2011	1,015,960	$23.43	1.41	$71,884

Exercisable at March 31, 2011	1,015,960	$23.43	1.41	$71,884

NOTE 6. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income (loss)  available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three months ended March 31, 2011 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the three months ended March 31, 2011 does not include options to purchase 2,475,575 shares and warrants to purchase 1,686,562 shares due to their anti-dilutive effect, since the instruments were out of the money.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	2011	2010

Basic Earnings per Share
Numerator:
Income available to common shareholders	$1,196,097	$270,011
Denominator:
Weighted-average shares outstanding	8,440,064	8,254,256

Basic earnings per share	$0.14	$0.03

Diluted Earnings per Share
Numerator:
Income	$1,196,097	$270,011
Denominator:
Weighted-average shares outstanding	8,440,064	13,726,756
Effect of dilutive securities
Stock options and warrants	261,321	-
Preferred stock	5,234,396	-

Diluted weighted-average shares outstanding	13,935,781	13,726,756

Diluted earnings per share	$0.09	$0.02

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of March 31, 2011 there were 8,452,169 common shares issued and outstanding.

During the three months ending March 31, 2011 there were 41,320 shares of the Company's Series A Preferred Stock converted into the Company's common stock and warrants and options to purchase 40,000 shares of the Company's common stock were exercised for cash proceeds of $4,000.

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of March 31, 2011 there were 4,634,396 shares of Series A Preferred Stock issued and outstanding and 600,000 Series B Preferred shares issued and outstanding. As of March 31, 2011, all $600,000 of unconverted Series B Preferred Stock is redeemable in 2013.The Company recognized $18,000 of interest expense related to the Series B Preferred Stock liability during the three months ending March 31, 2011.

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

The initial valuation of the license was based upon the cost to acquire the use of TCEP and its processes. It will be assessed over time for changes in the valuation. Additional development costs capitalized during the three months ended March 31, 2011 and 2010 were $73,351 and $149,956 respectively. The Company is amortizing the value of the license agreement over a fifteen year period.  Amortization expense was $34,289 and $29,523 for the three months ending March 31, 2011 and 2010, respectively.  No indications of impairment of the license existed as of March 31, 2011.

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the three months ended March 31, 2011 and 2010, is as follows:

THREE MONTHS ENDED MARCH 31, 2011
		Refining &
	Black Oil	Marketing	Total
Revenues	$4,402,106	$15,906,797	$20,308,903

Income from operations	$2,003	$1,242,838	$1,244,841

Total Assets	$2,844,504	$8,333,661	$11,178,165

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010
		Refining &
	Black Oil	Marketing	Total
Revenues	$3,160,614	$10,112,466	$13,273,080

Income (loss) from operations	$(30,724)	$307,381	$276,657

NOTE 11. SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the available credit on the Line of Credit is $3,500,000 of which $900,000 has been allocated to the outstanding letter of credit.  To date the outstanding balance drawn on the line of credit is $1,500,000 leaving an available balance for draws of $1,100,000.

In April 2011, the Company entered into a marketing agreement with a strategic petroleum products trading company in the Gulf of Mexico where we will jointly procure and market black oil feedstock. Nothing contained in the agreement shall be construed to create an association, trust, partnership, or joint venture or impose a trust, fiduciary or partnership duty, obligation or liability on either party.  The agreement is to be in effect for three years from the effective date and may be terminated early only upon the occurrence of an early termination event.

Subsequent to the three months ended March 31, 2011, a total of 11,654 shares of the Company’s Series A Preferred Stock were converted into 11,654 shares of the Company’s common stock.

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

Additionally, as a result of the Merger, as the successor entity of World Waste, we assumed World Waste’s filing obligations with the Securities and Exchange Commission and our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “VTNR.OB” effective May 4, 2009.  The previous trading symbol on the Over-The-Counter Bulletin Board was “WDWT.OB”.  Finally, as a result of the Merger, the common stock of World Waste was effectively reversed one for ten (10) as a result of the exchange ratios set forth in the Merger, and unless otherwise noted, the impact of such effective reverse stock split, created by the exchange ratio set forth above, is retroactively reflected throughout this report.  Effective March 1, 2011, we were automatically delisted from the OTCBB due to the fact that no market marker quoted our common stock for a period of more than 4 days.  We may take steps in the future to re-quote our common stock on the OTCBB.  Our common stock currently trades on the OTCQB market.

Description of Business Activities:

We provide a range of services designed to aggregate, process, and recycle industrial and commercial waste streams and off specification commercial chemical products. We currently provide these services in 13 states, with our primary focus in the Gulf Coast and Central Midwest Region of the United States.  Our primary focus is on the recycling of used motor oil and other distressed hydrocarbon streams. This is accomplished (1) through our Black Oil division, which aggregates used motor oil from third-party collectors and manages the delivery of this feedstock to third-party re-refining facilities, as well as fuel oil blenders, and burners of black oil, and (2) through our Refining and Marketing division, which aggregates hydrocarbon streams from collectors and generators and manages the delivery of the hydrocarbon products to a third-party facility for further processing, and then manages the sale of the end products. In addition, we have implemented a proprietary licensed thermal chemical extraction process that, through an operating and license agreement with a related party, will process used motor oil and convert it to higher value products such as fuel oil cutter and a feedstock component for major refineries.

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

Reliance on Contracts and Relationships; Low Capital Intensive Business

We currently have no significant capital assets and instead contract on a fee-paid basis for the use of all assets we deem to be necessary to conduct our operations, from either independent third-parties or related-parties, pursuant to the License and Operating Agreement, described below, and other related party agreements described in greater detail in our Report on Form 10-K, filed with the Commission on March 31, 2011. These assets are made available to us at market rates which are periodically reviewed by the Related Party Transaction Committee of the Company’s Board of Directors. Our management has chosen to contract for the use of assets rather than purchase or build and own them in order to provide flexibility in the Company’s capital equipment requirements in the event there is a need for more or less capacity due to rapid growth or contraction in the future. We expect to continue to rely on contracts for access to assets moving forward, to avoid the initial capital expenditures that would be required to build our own facilities.

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

Operating and Licensing Agreement

In connection with the Merger and effective as of the effective date of the Merger, we entered into an Operating and Licensing Agreement (the “Operating Agreement”) with Cedar Marine Terminals, L.P., a subsidiary of Vertex LP (“CMT”).  CMT is controlled by Vertex LP, an entity which is majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  These related party transactions are discussed in detail in the Form 8-K/A filed on June 26, 2009. Pursuant to the Operating Agreement, CMT agreed to provide services to us in connection with the operation of the Terminal run by CMT, and the operations of and use of certain proprietary technology relating to the re-refining of certain oil feedstock referred to as our “thermal chemical extraction process” (“TCEP”), in connection with a Terminaling Agreement by and between CMT and Vertex LP.  Additionally, we have the right to use the first 33,000 monthly barrels of the capacity of the thermal chemical extraction process pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

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

In consideration for the services to be rendered pursuant to the Operating Agreement, we agreed to pay CMT its actual costs and expenses associated with providing such services, plus 10%, subject to a maximum price per gallon of $0.40, subject to CMT meeting certain minimum volume requirements as provided in the agreement. The maximum price to be paid per gallon is subject to change based on the mutual agreement of both parties and during the first quarter of 2010 we agreed to pay CMT its actual costs and expenses (which exceeded $0.40 per gallon) associated with providing such services, plus 10%, not withstanding the maximum price per gallon.  This decision was made in light of unanticipated per gallon costs greater than $0.40 per gallon incurred during the start-up phase of the plant.  As of the date of this filing we are no longer operating under this structure, and are operating under the original structure of the agreement, as the costs at the end of the first quarter of 2011 were maintained at levels below $0.40 per gallon and we expect they will continue at these levels going forward.

Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of the thermal chemical extraction process (the “TCEP”) and the “License”) which we have fully paid for in the amount of $2,093,255 (the “R&D Costs”), in any market in the world (except at CMT’s Baytown facility where it is non-exclusive).

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

•
We plan to seek to grow our market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets, funding permitting. For example, we may seek to use a combination of stock and cash to acquire or enter into joint ventures with various local used motor oil collectors and aggregators, technology providers, real estate partners and others. Such acquisitions and/or ventures, if successful, could add to revenues and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of the contracted TCEP technology.  This may include the greenfield development of collection assets, terminals, re-refining facilities and equipment and opportunistic mergers and acquisitions.

•
We will continue to evaluate and potentially pursue various alternative energy project development opportunities.  These opportunities may be a continuation of the projects sourced originally by World Waste and/or may include new projects initiated by us.

Recent Events

In April 2011, we entered into a Marketing Agreement with a strategic petroleum products trading company in the Gulf of Mexico pursuant to which we agreed to jointly procure and market black oil feedstock barrels.  We believe that this venture will further expand our footprint and market share of black oil in the Gulf, as well as provide improved margins for this product.  This opportunity fits our Strategy of Plan of Operations by growing revenues in one of our core businesses, while increasing overall market share.  The agreement has a term of three years and provides for us and the third party company to split any profits or losses on the purchase and sale of black oil feedstocks 50/50.

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

REFINING AND MARKETING - The Refining and Marketing division incurs cost of revenues relating to the purchase of feedstock, purchasing and receiving costs, and inspection and processing of the feedstock into gasoline blendstock, pygas and fuel oil cutter by a third party. Cost of revenues also includes broker’s fees, inspection and transportation costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Set forth below are our results of operations for the three months ended March 31, 2011, as compared to the same period in 2010; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Revenues	$20,308,903	$13,273,080	$7,035,823	53%

Cost of Revenues	18,038,007	12,245,250	(5,792,757)	(47)%

Gross Profit	2,270,896	1,027,830	1,243,066	121%

Selling, general and administrative expenses	1,026,055	751,173	(274,882)	(37)%

Income (loss) from operations	1,244,841	276,657	968,184	350%

Other Income	-	30,000	(30,000)	100%
Interest Expense	(29,041)	(36,646)	7,605	21%
Income tax expense	(19,703)	-	(19,703)	(100)%

Net income	$1,196,097	$270,011	$926,086	343%

Each of our segments’ gross profit during the three months ended March 31, 2011 and 2010 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended March 31,
Black Oil Segment	2011	2010	$ Change	% Change
Total revenue	$4,402,107	$3,160,614	$1,241,493	39%
Total cost of revenue	$3,994,569	2,890,077	(1,104,492)	(38)%
Gross profit	$407,538	$270,537	$137,001	51%

Refining and Marketing Segment
Total revenue	$15,906,796	$10,112,466	$5,794,330	57%
Total cost of revenue	$14,043,438	9,355,173	(4,688,265)	(50)%
Gross profit	$1,863,358	$757,293	$1,106,065	146%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 53% for the first quarter of 2011, compared to the same period in 2010, largely due to increases in commodity prices during the first quarter of 2011, compared to the first quarter of 2010.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2011 increased $16.76 per barrel from a three month average of $70.68 per barrel during the 2010 period to $87.45 per barrel during the 2011 period.  On average, prices we received for our products increased 30% for the quarter ended March 31, 2011, compared to the prior year’s quarter, resulting in a $7.0 million increase in revenue.

Total volume company wide increased 20% during the three months ended March 31, 2011, compared to the prior year’s period.  This increase was a result of the increased utilization of  Black Oil in the contracted TCEP process.

Along with our volume growth for the three months ended March 31, 2011, our per barrel margin increased approximately 84% from the three months ended March 31, 2010.  This per barrel improvement is largely due to the now positive impact of TCEP to our bottom line versus the negative impact it had during the same period in 2010.

Our Refining and Marketing division experienced an increase in production of 51% for its marine fuel oil cutter product for the three months ended March 31, 2011, compared to the same period in 2010, and commodity price increases of approximately 38% for the same period. The average posting (U.S. Gulfcoast No. 2 Waterborne) for the three months ended March 31, 2011 increased $31.88 per barrel from a three month average of $84.42 per barrel during the three months ended March 31, 2010 to $116.30 per barrel during the three months ended March 31, 2011.

The thermal/chemical extraction technology generated revenues of $8,503,900 during the three months ended March 31, 2011, with cost of revenues of $8,017,886, producing a gross profit of $486,014.  If the Company did not have the rights to license the use of the technology, its income from operations would have been approximately $197,509 lower for the period ended March 31, 2011. The Company’s current operations for the period ended March 31, 2011 would have been negatively impacted if the Company were unable to use the licensing agreement.

Therefore, if the Company were not able to use the CMT facilities moving forward, the Company would be negatively impacted by its ability to compete in the marketplace, as it believes that in order to compete with its competitors, it may need the CMT facilities to produce higher valued products from Black Oil streams.  Additionally, as our competitors bring new technologies to the marketplace, which will likely enable them to obtain higher values for the finished products created through their technologies from purchased Black Oil feedstock, they will be able to pay more for feedstock due to the additional value received from their finished product (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock).  If CMT is not able to continue to refine the technology and gain efficiencies in their TCEP process, we could be negatively impacted by the ability of our competitors to bring new processes to market which compete with our processes as well as their ability to outbid us for feedstock supplies.

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

The Company believes that the enhancements to the TCEP are substantially complete and we will begin to see positive results of operations from such enhancements moving forward.

Our Pygas production decreased 75% for the three months ended March 31, 2011, compared to the same period in 2010 and commodity prices increased approximately 27% for our finished product for the three month period ended March 31, 2011, compared to the same period in 2010.

Our gasoline blendstock volumes increased 105% for the three months ended March 31, 2011 as compared to the same period in 2010.  The overall increase in revenues associated with our Refining and Marketing division for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, was due to small increases in volume coupled with increased market prices.  Overall volume for the Refining and Marketing division increased 24% during the three month period ended March 31, 2011 as compared to the same period in 2010.  Margin per barrel increased substantially as a result of improved costs for our TCEP operation as well as improved market conditions for the three months ended March 31 2011, compared to the three months ended March 31, 2010.

The following table sets forth the high and low spot prices during the first three months of 2010 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.16	January 6	$1.84	February 8
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.21	March 17	$1.86	February 8
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$75.70	January 7	$65.55	February 5
NYMEX Crude oil (dollars per barrel)	$83.76	March 31	$71.19	February 5
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first three months of 2011 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.07	March 31	$2.44	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.08	March 31	$2.33	January 25
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$98.15	March 25	$76.70	January 4
NYMEX Crude oil (dollars per barrel)	$105.75	March 23	$84.32	February 15
Reported in Platt's US Marketscan (Gulf Coast)

We have seen a consistent increase in each of the benchmark commodities we track through March 2011.

Our margins are a function of the difference between what we are able to pay for raw materials and the market prices for the range of products produced.  The various petroleum products produced are typically a function of Crude Oil indices and are quoted on multiple exchanges such as the New York Mercantile Exchange (“NYMEX”).  These prices are determined by a global market and are subject to external factors over which the Company has no control, including but not limited to supply/demand, weather, politics, and global/regional inventory levels.  As such, we cannot provide any assurances regarding results of operations for any future periods, as numerous factors outside of our control affect the prices paid for raw materials and the prices (for the most part keyed to the NYMEX) that can be charged for such products.  Additionally, for the near term, results of operations will be subject to further uncertainty, as the global markets and exchanges, including the NYMEX, continue to experience volatility.

During the three months ended March 31, 2011, gross profit increased 121% from the same period in 2010, primarily due to increases in commodity prices, increases in volumes sold or re-refined through the contracted TCEP, along with reduced costs related to the contracted TCEP process.  Total selling, general, and administrative expenses increased 37% for the three months ended March 31, 2011, compared to the same period in 2010.  This increase is primarily due to increased accounting, legal and administrative costs for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

We had net income of $1,196,097 for the three months ended March 31, 2011, compared to net income of $270,011 for the three months ended March 31, 2010, an increase in net income of $926,086 or 343% from the prior year’s period.  The increase in net income was mainly due to increased commodity prices as well as an overall increased per barrel margin for the products we sell.   A 53% increase in revenues and a 121% increase in gross profit helped to offset the additional 37% increase in selling, general and administrative expenses incurred during the period ended March 31, 2011, compared to the three months ended March 31, 2010.

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

We had total assets of $11,178,165 as of March 31, 2011 compared to $8,139,345 at December 31, 2010.  This increase was partially due to $1,196,097 of net income which was generated during the three months ended March 31, 2011 as well as the $1,923,339 increase in inventory as of March 31, 2011, compared to December 30, 2010, along with the increase in our accounts receivable of $471,537 between March 31, 2011 and December 31, 2010. The increase in accounts receivable and inventory is partly due to commodity pricing which increases the carrying value of our inventory as well as timing of our sales.  In addition there was a $39,062 increase in the net value of the license for the TCEP technology (due to increased expenditures on such process offset by amortization on such asset), described below, all of which attributed to the increase in total assets as of March 31, 2011, compared to December 31, 2010.  Total current assets as of March 31, 2011 of $9,231,863, consisted of cash and cash equivalents of $1,207,465, accounts receivable, net, of $1,954,047, accounts receivable-related party of $10,361 (representing funds due from Vertex Recovery and CrossRoad Carriers, which entities are described in greater detail under “Certain relationships and related Transactions, and Director Independence” in the Company’s Form 10-K for the year ended December 31, 2010), inventory of $5,825,120, and prepaid expenses of $234,870.  Long term assets consisted of fixed assets, net, of $73,274, and a licensing agreement in the net amount of $1,873,028, which represents the value of the Company’s licensing agreement for the use of the thermal chemical extraction technology, net of amortization.  As of March 31, 2011, an additional $693,256 of development investments have been made to the thermal/chemical process technology and added to the original $1.4 million license value. The Company has fully paid Cedar Marine Terminals (“CMT”) for the license for the thermal/chemical process as of the date of this filing.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.

We had total liabilities of $7,405,780 as of March 31, 2011, compared to $5,600,472 at December 31, 2010.  This increase was largely due to the increase in commodity prices during the period ended March 31, 2011, which in turn increased the cost the products we purchase and attributed to the increase in accounts payable.  At March 31, 2011, total liabilities consisted of accounts payable of $5,757,110, accounts payable – related parties of $1,048,670, and long-term liabilities of $600,000 relating to the 600,000 outstanding shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”), which are mandatorily redeemable, unless converted into common stock pursuant to the terms of such Series B Preferred Stock on the third anniversary of the issuance date of such shares of Series B Preferred Stock.  Accounts payable – related parties included amounts payable to Cedar Marine Terminal (“CMT”), H&H Oil Baytown, H&H Oil Austin and H&H Oil Corpus, which entities are majority-owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart.

We had positive working capital of $2,426,083 as of March 31, 2011.  Excluding current liabilities to and current assets relating to related parties our working capital was $3,464,392 as of March 31, 2011.  We had positive working capital of $1,228,617 as of December 31, 2010. Excluding current liabilities to related parties our working capital was $1,635,890 as of December 31, 2010.  The $1,197,466 improvement in working capital from December 31, 2010 to March 31, 2011 is due to the net income of $1,196,097 which we generated for the three months ended March 31, 2011, the increased inventory of $1,923,339 (which increased total current assets), as well as the increase in our accounts receivable of $471,537 as of March 31, 2011, compared to December 31, 2010.

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

Pursuant to the loan agreement, Bank of America agreed to loan up to $3,500,000 in the form of a revolving line of credit, which if borrowed against, is expected to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the Bank of America LIBOR rate plus 3%, adjusted daily, and is due on September 16, 2011. As of March 31, 2011, there was no balance due on the Line of Credit, of which there was $2,600,000 available (based on the criteria set forth in the line of credit).

The financing arrangement discussed above is secured by all of the assets of the Company.  The management of the Company believes that with the financing arrangement, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

In October 2010, we entered into a Sales Agreement, pursuant to which we agreed to purchase approximately 400,000 to 600,000 gallons of raw pyronaptha per month at a variable price per gallon formula, based on the prior weeks market prices of certain market indexes, for a term beginning on October 1, 2010 and ending on September 30, 2011. The agreement required the Company to provide a standby letter of credit in the amount of $900,000, which expires on October 14, 2011. To date there have been no draws against the letter of credit.  This letter of credit reduces the amount of available balance under the line of credit.

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

Additionally, as part of our ongoing efforts to maintain a capital structure that is closely aligned with what we believe to be the  potential of our business and future growth, which is subject to cyclical changes in commodity prices, we will be exploring additional sources of external liquidity.  The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

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

Furthermore, because our common stock is traded on the OTCQB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  The total number of shares of common stock outstanding as of the date of this report was 8,463,823 shares, and approximately 6,600,000 of these shares are subject to Lock-up Agreements.  The Lock-up Agreements provide that until three years following the effective date of the Merger (the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer any shares of common stock such holders beneficially own, without the Company's prior written consent.  Notwithstanding the foregoing, the Lock-up Agreements provide that the holders may transfer (i) all or any portion of the shares subject to the Lock-up Agreements commencing on the date that the closing price of our common stock has averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period has averaged at least 7,500 shares; (ii) all or any portion of the shares as a bona fide gift or gifts, provided that the donee or donees thereof agree to be bound by the restrictions set forth in the Lock-up Agreement, (iii) all or any portion of the shares to any trust for the direct or indirect benefit of the holder or the immediate family of the holder, provided that the trustee of the trust agrees to be bound by the restrictions set forth in the Lock-up Agreement, and provided further that any such transfer shall not involve a disposition for value, and (iv) in any given three-month period commencing on the one-year anniversary of the effective date of the Merger, up to that number of shares equal to 5% of the total number of shares then beneficially owned by such holder.

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

As such, and subject to the above and any restrictions on resale set forth in the Securities Act, it is possible that following the filing of this report, and the Board of Director’s approval (and in the case of the Series A Preferred Stock, the Series A Preferred Stock shareholders’ approval), we will have an additional approximately 11.2 million shares of common stock available for immediate resale, which were previously locked-up and/or restricted from conversion.  The sale of such common stock previously subject to Lock-Up Agreements may cause the price of our common stock to decline in value and the conversion and sale of shares of Series A Preferred Stock may cause the price of our common stock to decline in value and/or cause immediate and substantial dilution to our common stock shareholders.  Additionally, the sale of such previously locked-up and/or converted Series A Preferred Stock shares may cause continued downward pressure on the price of our common stock.

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

We may seek the listing of our common stock on NASDAQ, NYSE, or AMEX or another national securities exchange in the future.  We believe that the listing of our securities on a national exchange will facilitate the Company’s access to capital, from which certain acquisitions and capital investments might be financed.  However, we can provide no assurances that we will be able to meet the initial listing standards of any stock exchange in the future, or that we will be able to maintain a listing of our common stock on any stock exchange in the future, assuming we are initially approved for quotation on an exchange of which there can be no assurance.  Until meeting the listing requirements of a national securities exchange, we expect that our common stock will continue to be eligible to trade on the OTCQB or OTCBB (assuming we take steps to re-quote our common stock on the OTCBB in the future), another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

Cash flows for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three Months Ended March 31,
	2011	2010

Beginning cash and cash equivalents	$744,313	$514,136

Net cash provided by (used in):
Operating activities	532,503	(1,090,119)
Investing activities	(73,351)	(152,672)
Financing activities	4,000	800,000

Net increase in cash and cash equivalents	463,152	(442,791)

Ending cash and cash equivalents	$1,207,465	$71,345

Operating activities provided cash of $532,503 for the three months ended March 31, 2011 as compared to using $1,090,119 of cash during the corresponding period in 2010.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our line of credit with Bank of America, as described above.  The primary reasons for the increase in cash provided by operating activities are related to our net income of $1,196,097, our increase in accounts payable of $1,163,911, and the $641,397 increase in accounts payable-related parties, which were offset by a $1,923,339 increase in inventory, and a $471,537 increase in accounts receivable for the period ended March 31, 2011.  Additionally, non-cash expense related to stock compensation expense (associated with the vesting of previously granted options to management) provided $33,415 of liquidity for the three months ended March 31, 2011 and depreciation and amortization contributed $37,305 of net cash.

Investing activities used cash of $73,351 for the three months ended March 31, 2011 as compared to having used $152,672 of cash during the corresponding period in 2010.  Investing activities for the three months ended March 31, 2011 are comprised solely of $73,351 in cash payments related to the license of the thermal chemical extraction process.

Financing activities provided $4,000 during the three months ended March 31, 2011 resulting from proceeds from the exercise of common stock warrants.

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

During 2010 the company sold 600,000 Units and raised $600,000 in connection with the Offering.  There are 600,000 shares of Series B Preferred Stock issued and outstanding as of the date of this Report.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2010, the company had utilized $1,616,638 of these NOLs leaving approximately $39.8 million of potential NOLs of which we expect to utilize approximately $1.2 million for the three months ended March 31, 2011.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2011 and investors are encouraged to review such risk factors as set forth in our Form 10-K, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011 a total of 41,320 shares of the Company's Series A Preferred Stock were converted into common shares of the Company, and warrants to purchase 40,000 shares of common stock held by entities associated with Trellus Management Company (a significant Series A Preferred stockholder of the company) in consideration for total exercise prices of $4,000, were exercised for, an aggregate of 81,320 shares of the Company's common stock.

Subsequent to the three months ended March 31, 2011 a total of 11,654 shares of the Company's Series A Preferred Stock were converted into 11, 654 shares of the Company's common stock.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and Section 4(2) of the Act for the exercises, since the issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits

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

3.1(2)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(5)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.

3.3(2)	Withdrawal of Designation of the Company’s Series B Preferred Stock

3.4(4)	Series B Convertible Preferred Stock Filing

3.5(2)	Bylaws of Vertex Energy, Inc.

4.1(2)	Vertex Energy, Inc., 2008 Stock Incentive Plan

4.2(3)	2009 Stock Incentive Plan of Vertex Energy, Inc.

10.1(2)	Asset Transfer Agreement

10.2(2)	Services Agreement

10.3(2)	Right of First Refusal Agreement

10.4(2)	Operating and Licensing Agreement

10.5(2)	Employment Agreement with Benjamin P. Cowart

10.6(2)	Employment Agreement with John Pimentel

10.7(2)	Employment Agreement with Matthew Lieb

10.8(2)	Letter Loan Agreement with Regions Bank

10.9(2)	Line of Credit with Regions Bank

10.10(2)	Security Agreement with Regions Bank

10.11(3)	Letter Agreement with Christopher Stratton

10.12(6)	Loan Agreement with Bank of America

10.13(6)	Security Agreement

10.14(8)(+)	Tolling (Processing) Agreement with KMTEX

10.15(8)(+)	First Amendment to Processing Agreement with KMTEX

10.16(8)	Form of Voting Agreement

10.17(8)	Form of Lock-Up Agreement

10.18(8)	Amended and Restated Employment Agreement with Chris Carlson

10.19(8)	First Amendment to Employment Agreement with Benjamin P. Cowart

10.20(8)	First Amendment to Employment Agreement with Matt Lieb

14.1(2)	Code of Ethics

16.1(2)	Letter from Stonefield Josephson, Inc.

21.1(8)	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Acting Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Acting Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

(8) Filed as an exhibit to the registrant’s Report on Form 10-K, filed with the Commission on March 31, 2011, and incorporated by reference herein.

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

VERTEX ENERGY, INC.

Date: May 9, 2011	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)