Form 10-Q
period 2011-06-30
Vertex Energy Inc.
filed 2011-08-09
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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
 Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 9,118,990 shares of common stock issued and outstanding as of August 8, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2,526,326	$744,313
Accounts receivable, net	2,113,667	1,482,510
Accounts receivable- related party	3,900	-
Inventory	6,047,649	3,901,781
Prepaid expenses	112,720	100,485
Total current assets	10,804,262	6,229,089

Noncurrent assets
Licensing agreement, net	1,957,826	1,833,966
Fixed assets, net	101,129	76,290
Total noncurrent assets	2,058,955	1,910,256

TOTAL ASSETS	$12,863,217	$8,139,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$6,083,552	$4,593,199
Accounts payable-related party	968,276	407,273
Total current liabilities	7,051,828	5,000,472

Long-term liabilities
Mandatorily redeemable preferred stock, Series B, $.001 par value, 2,000,000 shares authorized, 0 and 600,000 issued and outstanding as of June 30, 2011 and December 31, 2010 (includes $150,000 to a related party)	-	600,000
Total liabilities	7,051,828	5,600,472

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 4,580,161 and 4,675,716 issued and outstanding at June 30, 2011 and December 31, 2010 respectively	4,581	4,676
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 9,106,404 and 8,370,849 issued and outstanding at June 30, 2011 and December 31, 2010 respectively	9,106	8,371
Additional paid-in capital	2,940,114	2,275,074
Retained earnings	2,857,588	250,752
Total stockholders’ equity	5,811,389	2,538,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,863,217	$8,139,345

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$27,790,860	$15,867,061	$48,081,785	$29,140,141
Revenues – related parties	-	3,750	17,978	3,750
	27,790,860	15,870,811	48,099,763	29,143,891

Cost of revenues	25,325,275	14,962,107	43,363,282	27,207,357

Gross profit	2,465,585	908,704	4,736,481	1,936,534

Selling, general and administrative expenses	1,006,683	700,195	2,032,738	1,451,369

Income from operations	1,458,902	208,509	2,703,743	485,165

Other income (expense)
Other income	-	100,000	-	130,000
Interest expense	(25,177)	(25,952)	(54,218)	(62,598)
Total other income (expense)	(25,177)	74,048	(54,218)	67,402

Income before income tax	1,433,725	282,557	2,649,525	552,567

Income tax expense	(22,986)	-	(42,689)	-

Net income	$1,410,739	$282,557	$2,606,836	$552,567

Earnings per common share
Basic	$0.17	$0.03	$0.31	$0.07
Diluted	$0.10	$0.02	$0.19	$0.04

Shares used in computing earnings per share
Basic	8,535,111	8,258,493	8,487,392	8,256,375
Diluted	13,937,618	13,629,049	13,889,899	13,626,930

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

Cash flows operating activities
Net income	$2,606,836	$552,567
Adjustments to reconcile net income to cash
provided by operating activities
Stock based compensation expense	61,680	101,163
Depreciation and amortization	78,301	70,395
Changes in assets and liabilities
Accounts receivable	(631,157)	161,998
Accounts receivable- related parties	(3,900)	(1,250)
Inventory	(2,145,868)	875,016
Prepaid expenses	(12,235)	49,691
Accounts payable	1,490,353	(514,950)
Accounts payable-related parties	561,003	(41,393)
Net cash provided by operating activities	2,005,013	1,253,237

Cash flows from investing activities
Purchase of intangible assets	(194,726)	(260,401)
Purchase of fixed assets	(32,274)	(7,154)
Net cash used by investing activities	(227,000)	(267,555)

Cash flows from financing activities
Proceeds from sale of Preferred “B” shares	-	600,000
Proceeds from exercise of common stock warrants	4,000	33
Line of credit proceeds, net	-	1,300,000
Payments on due to related party balance	-	(841,855)
Net cash provided by financing activities	4,000	1,058,178

Net increase in cash and cash equivalents	1,782,013	2,043,860

Cash and cash equivalents at beginning of the period	744,313	514,136

Cash and cash equivalents at end of period	$2,526,326	$2,557,996

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$74,693	$51,798
Cash paid for income taxes during the period	$53,000	$-

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common shares	$95	$27

Conversion of Series B Preferred Stock into common shares	$600,000	$-

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

The consolidated financial statements include revenues from related parties of $17,978 and $3,750 and inventory purchases from related parties of $6,109,872 and $2,782,846 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, the Company owes $968,276 of accounts payable to related parties including Cedar Marine Terminal (“CMT”), H&H Oil Baytown, H&H Oil Austin and H&H Oil Corpus. These entities are majority-owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart.  The Company also incurred process costs of $3,293,572 and $3,402,440 for the six months ended June 30, 2011 and 2010, respectively.  The costs arise from the TCEP operating agreement with CMT, whereby we pay up to $0.40 per gallon of processing costs.  In the past, both parties have agreed to share increased costs.

The Company subleases office space from Vertex L.P. Rental payments under the lease are $6,629 per month and the lease will expire in June 2012.

The Company leases approximately 30,000 barrels in storage capacity for its Black Oil division at Cedar Marine Terminal, located in Baytown, Texas.  The monthly lease expense is $22,500 and the lease will expire in June 2012.

The Company leases approximately 45,000 barrels in storage capacity for its TCEP division at Cedar Marine Terminal, located in Baytown, Texas.  The monthly lease expense is $45,000. The Company is also leasing approximately 3,000 barrels in additional storage capacity for $4,500 per month. This lease will expire in June 2012.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 3.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the six months ended June 30, 2011, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

At June 30, 2011 and 2010, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2011		2010
	% of	% of	% of	% of
	Revenues	Receivables	Revenues	Receivables
Customer 1	46%	0%	26%	24%
Customer 2	12%	0%	22%	43%
Customer 3	11%	34%	17%	0%
Customer 4	11%	27%	8%	32%
Customer 5	0%	0%	10%	0%

The Company purchases goods and services from one company that represented 27% of total purchases for the six months ended June 30, 2011.

The Company has several purchase agreements with suppliers that require purchases of minimum quantities of the Company’s products.  The agreements generally have a one year term, after which they become month-to-month agreements.  There are no penalties associated with these agreements.  Minimum future purchases under these contracts are approximately $15,325,701 through December 31, 2011 based on forward contract pricing as of July 27, 2011.             .

The Company has one debt facility available for use, of which there were no amounts outstanding as of June 30, 2011 and December 31, 2010, respectively. See note 4 for further details.

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

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2010, the company had utilized $1,616,638 of these NOLs leaving approximately $39.8 million of potential NOLs of which we expect to utilize approximately $2.6 million for the six months ended June 30, 2011.

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 4. NOTES PAYABLE

In September 2010, the Company entered into a loan agreement with Bank of America Merrill Lynch. The balance on the line of credit was $0 and $2,950,000 was available at June 30, 2011. The loan agreement is guaranteed by Cedar Marine Terminal, a related party of the Company.  The most restrictive covenant of the loan requires an interest coverage ratio of at least 1.5 to 1.  The Company believes it was in compliance of all aspects of the agreement at June 30, 2011.

The financing arrangement discussed above is secured by all of the assets of the Company.  Management of Vertex Energy believes that with the financing arrangements, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

On October 15, 2010, we entered into a sales/purchase agreement with a supplier requiring the Company to provide a standby letter of credit in the amount of $900,000, which was amended to $550,000 on May 20, 2011 and expires on October 14, 2011.

NOTE 5. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $61,680 and $101,163 for the six months ended June 30, 2011 and 2010, respectively, for options previously awarded by the Company.

In June 2011, we extended our consulting agreement for investor relations services.  The agreement was made effective as of April 15, 2011 and will remain in effect until October 14, 2011.  We agreed to compensate the consultant with a monthly fee and reimbursement of expenses incurred in connection with and pursuant to the agreement.  The agreement may be terminated by either party at any time upon 30 day written notice.  In addition the Company granted the consultant warrants to purchase 25,000 shares of our common stock, with cashless exercise rights, at an exercise price of $1.75 per share. On May 10, 2011, the date of grant, 6,250shares vested immediately and the remainder vest at 33 1/3% per year over the next three years.  The fair value of these warrants on the date of grant is $11,201.

Stock option activity for the six months ended June 30, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2010	2,703,334	$5.81	7.60	$715,826
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	(15,000)	(.62)	-	(6,622)
Outstanding at June 30, 2011	2,688,334	$5.84	7.10	$709,204

Vested at June 30, 2011	1,826,026	$8.29	6.68	$360,175

Exercisable at June 30, 2011	1,826,026	$8.29	6.68	$360,175

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

A summary of the Company’s stock warrant activity and related information for the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2010	1,773,457	$14.24	1.96	$172,973
Warrants granted	25,000	1.75	4	11,201
Warrants exercised	(40,000)	(.10)	(2.04)	(2,342)
Warrants cancelled/forfeited/expired	(336,281)	(26.91)	-	(20,177)
Warrants at June 30, 2011	1,422,176	$11.42	1.87	$161,655

Vested at June 30, 2011	1,314,889	$12.28	1.78	$132,334

Exercisable at June 30, 2011	1,314,889	$12.28	1.78	$132,334

NOTE 6. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income  available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the six months ended June 30, 2011 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the six months ended June 30, 2011 does not include options to purchase 1,980,184 shares and warrants to purchase 1,307,980 shares due to their anti-dilutive effect, since the instruments were out of the money.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the six months ended June 30, 2011 and 2010:

	2011	2010

Basic Earnings per Share
Numerator:
Income available to common shareholders	$2,606,836	$552,567
Denominator:
Weighted-average shares outstanding	8,487,392	8,256,375

Basic earnings per share	$0.31	$0.07

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Diluted Earnings per Share
Numerator:
Income	$2,606,836	$552,567
Denominator:
Weighted-average shares outstanding	8,487,392	8,256,375
Effect of dilutive securities
Stock options and warrants	822,346	641,939
Preferred stock	4,580,161	4,728,616

Diluted weighted-average shares outstanding	13,889,899	13,626,930

Diluted earnings per share	$0.19	$0.04

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2011 there were 9,106,404 common shares issued and outstanding.

During the six months ending June 30, 2011 there were 95,555 shares of the Company's Series A Preferred Stock converted into the Company's common stock and warrants and options to purchase 40,000 shares of the Company's common stock were exercised for cash proceeds of $4,000.  In addition, 600,000 shares of the Series B Preferred Stock were converted into the Company's common stock as discussed in note 8.

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of June 30, 2011 there were 4,580,161 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

 From June 2, 2011 to June 15, 2011(ten consecutive trading days) the trading price of the Company’s common stock on the Over-The-Counter Bulletin Board closed at equal to or greater than $2.00 per share, which triggered the Automatic Conversion Provision of the Series B Preferred Stock. As a result, effective June 15, 2011, all 600,000 outstanding shares of Series B Preferred Stock automatically converted, without any required action by the holder, into 600,000 shares of the Company’s common stock. The Company recognized $33,200 of interest expense related to the Series B Preferred Stock liability during the six months ending June 30, 2011.

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

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The initial valuation of the license was based upon the cost to acquire the use of TCEP and its processes. It will be assessed over time for changes in the valuation. Additional development costs capitalized during the six months ended June 30, 2011 and 2010 were $194,726 and $260,401 respectively. The Company is amortizing the value of the license agreement over a fifteen year period.  Amortization expense was $70,866 and $62,376 for the six months ending June 30, 2011 and 2010, respectively.  No indications of impairment of the license existed as of June 30, 2011.

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the three and six months ended June 30, 2011 and 2010, is as follows:

SIX MONTHS ENDED JUNE 30, 2011

		Refining &
	Black Oil	Marketing	Total
Revenues	$8,848,149	$39,251,614	$48,099,763

Net income (loss) from operations	$39,632	$2,664,111	$2,703,743

Total Assets	$7,875,050	$6,161,647	$14,036,697

SIX MONTHS ENDED JUNE 30, 2010

		Refining &
	Black Oil	Marketing	Total
Revenues	$8,052,942	$21,090,949	$29,143,891

Net income (loss) from operations	$249,188	$235,977	$485,165

THREE MONTHS ENDED JUNE 30, 2011

		Refining &
	Black Oil	Marketing	Total
Revenues	$4,446,043	$23,344,817	$27,790,860

Net income (loss) from operations	$37,630	$1,421,272	$1,458,902

VERTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2010

		Refining &
	Black Oil	Marketing	Total
Revenues	$4,892,328	$10,978,483	$15,870,811

Net income (loss) from operations	$279,912	$(71,403)	$208,509

NOTE 11. SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the available credit on the Line of Credit is $3,500,000 of which $550,000 has been allocated to the outstanding letter of credit.  As of August 5, 2011 the outstanding balance drawn on the line of credit is $0 leaving an available balance for draw downs of $2,950,000.

Subsequent to the six months ending June 30, 2011, a total of 12,586 shares of the Company’s Series A Preferred Stock were converted into 12,586 shares of the Company’s common stock.

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

We also have an agreement in place with KMTEX, pursuant to which KMTEX has agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX, into more valuable feedstocks, including pygas, gasoline blend stock and cutter stock, which agreement expired on June 30, 2011. We are currently operating under the terms of the expired agreement and we are in discussions with KMTEX to extend or renew this agreement and have no reason to believe such agreement will not be extended or renewed.   In connection with and pursuant to the agreement, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees.

Operating and Licensing Agreement

In connection with the Merger and effective as of the effective date of the Merger, we entered into an Operating and Licensing Agreement (the “Operating Agreement”) with Cedar Marine Terminals, L.P., a subsidiary of Vertex LP (“CMT”).  CMT is controlled by Vertex LP, an entity which is majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  These related party transactions are discussed in detail in the Form 8-K/A filed on June 26, 2009 and our Report on Form 10-K, filed with the Commission on March 31, 2011. Pursuant to the Operating Agreement, CMT agreed to provide services to us in connection with the operation of the Terminal run by CMT, and the operations of and use of certain proprietary technology relating to the re-refining of certain oil feedstock referred to as our “thermal chemical extraction process” (“TCEP”), in connection with a Terminaling Agreement by and between CMT and Vertex LP.  Additionally, we have the right to use the first 33,000 monthly barrels of the capacity of the thermal chemical extraction process pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

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

Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of the thermal chemical extraction process (the “TCEP”) and the “License”) which we have fully paid for in the amount of $2,214,630 (the “R&D Costs”), in any market in the world (except at CMT’s Baytown facility where it is non-exclusive).

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

Recent Events

In April 2011, we entered into a marketing agreement with a strategic petroleum products trading company where we will jointly procure and market black oil feedstock and split the gross profit resulting in the sale equally. As such, the inventory related to this venture has been paid for and the cost associated has been partially reimbursed to us; however no gross profit will not be until product is sold.

From June 2nd to June 15th 2011 (ten (10) consecutive trading days), the trading price of the Company’s common stock on the Over-The-Counter Bulletin Board closed at equal to or greater than $2.00 per share, which triggered the automatic conversion provision of the 600,000 outstanding shares of Series B Preferred Stock.  As a result, effective June 15, 2011, all 600,000 outstanding shares of Series B Preferred Stock automatically converted, without any required action by any holder thereof, into 600,000 shares of the Company’s common stock.

In June 2011, we extended our consulting agreement for investor relations services.  The agreement was made effective as of April 15, 2011 and will remain in effect until October 14, 2011.  We agreed to compensate the consultant with a monthly fee of $7,875 and reimburse the consultant for expenses incurred in connection with and pursuant to the agreement.  The agreement may be terminated by either party at any time upon 30 day written notice.  In addition the Company granted the consultant warrants to purchase 25,000 shares of our common stock, with cashless exercise rights, at an exercise price of $1.75 per share, 6,250 vested immediately and the remainder vest at 33 1/3% per year over the next three years.

In May 2011, the Company entered into an agreement to purchase used oil feedstock from a third party.  The agreement provides for the Company to purchase a minimum of 400,000 gallons of used oil feedstock per month at purchase prices based on a discount to the “Platt’s Oilgram Price Report,” with such discount reviewed and agreed upon quarterly.  The agreement continues until May 31, 2012; and month to month thereafter unless terminated by either party with 30 days prior written notice.

The Board of Directors has recently formed a sub-committee of the Related Party Transaction Committee to begin reviewing a potential acquisition of certain assets and/or business units related to Vertex Holdings, LP, which is a related party, controlled by Benjamin P. Cowart, our largest shareholder, President and Director (“Vertex LP”).   As part of the Company’s merger transaction with World Waste Technologies, Inc. and Vertex LP, which closed on April 16, 2009, the Company was provided (1) a right of first refusal to match any third-party offer to purchase Vertex LP or its related entities (collectively the “Vertex LP Entities”) on the terms and conditions set forth in such offer; and (2) the option, exercisable in our sole discretion any time after the 18-month anniversary of the closing of the merger (which date was October 16, 2010) and so long as Mr. Cowart is employed by the Company, to purchase all or any part of the outstanding stock or assets of any of the Vertex LP Entities owned by Vertex LP or VTX, Inc. (its general partner, which is also controlled by Mr. Cowart), at a price based on an independent third-party valuation and appraisal of the fair market value of such Vertex LP Entity (the “Right of First Refusal”).

Pursuant to the merger agreement, the Company formed a committee of its board of directors (the “Related Party Transaction Committee”) which is required to include at least two “independent directors” (defined as any individuals who do not beneficially own more than 5% of the outstanding voting shares of the Company, are not employed by, or officers of the Company or any entity related to Mr. Cowart, are not directors or managers of any such company, are not family members of Mr. Cowart, and would qualify as “Independent Directors” as defined in the rules and regulations of the New York Stock Exchange). The Related Party Transaction Committee is charged with the review and pre-approval of any and all related party transactions, including between Vertex and Vertex LP, Mr. Cowart, or any other company or individual which may be affiliated with Mr. Cowart.  The recently formed sub-committee of the Related Party Transaction Committee including Dave Phillips, Dan Borgen and John Pimentel, will review and advise the Related Party Transaction Committee and the Board of Directors in connection with the potential exercise by the Company of the Right of First Refusal.

The Company has not entered into any definitive agreements or understandings to acquire any assets or securities of the Vertex LP Entities or to exercise its Right of First Refusal to date, but may enter into such agreements or understandings in the future.  Such transaction may include the Company assuming and/or acquiring substantial amounts of debt or liabilities; the payment of substantial cash consideration; and/or the issuance of significant non-cash consideration consisting of preferred stock, shares of our common stock or warrants to purchase shares of our common stock, which may result in substantial dilution of the ownership interests of existing shareholders and may significantly dilute the Company’s common stock book value. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.   Any agreements or understandings would be subject to the approval of the management and owners of the Vertex LP Entities which may be acquired, the Company’s Related Party Transaction Committee, and where applicable, the approval of the Company’s shareholders.

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

REFINING AND MARKETING - The Refining and Marketing division generates revenues relating to the sales of finished products.  The Refining and Marketing division gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and then processed at a third-party facility under our direction. The end products are typically three distillate petroleum streams (gasoline blendstock, pygas and fuel oil cutterstock), which are sold to major oil companies or to large petroleum trading and blending companies. The end products are delivered by barge and truck to customers.  In addition, the Refining and Marketing division purchases black oil which is then re-refined through our thermal chemical extraction process.  The finished product is then sold by barge as a fuel oil cutterstock and a feedstock component for major refineries.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Set forth below are our results of operations for the three months ended June 30, 2011, as compared to the same period in 2010.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Revenues	$27,790,860	$15,870,811	$11,920,049	75%

Cost of Revenues	25,325,275	14,962,107	(10,363,168)	(69)%

Gross Profit	2,465,585	908,704	1,556,881	171%

Selling, general and administrative expenses	1,006,683	700,195	(306,488)	(44)%

Income from operations	1,458,902	208,509	1,250,393	600%

Other Income	-	100,000	(100,000)	(100%)
Interest Expense	(25,177)	(25,952)	(775)	3%
Income Tax	(22,986)	-	(22,986)	(100)%

Net income	$1,410,739	$282,557	$1,128,182	399%

Each of our segments’ gross profit during the three months ended June 30, 2011 and 2010 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended June 30,
Black Oil Segment	2011	2010	$ Change	% Change
Total revenue	$4,446,043	$4,892,328	$(446,285)	(9)%
Total cost of revenue	4,028,171	4,338,091	309,920	7%
Gross profit	$417,872	$554,237	$(136,365)	(25)%

Refining Segment
Total revenue	$23,344,816	$10,978,483	$12,366,333	113%
Total cost of revenue	21,297,103	10,624,016	(10,673,087)	(100)%
Gross profit	$2,047,713	$354,467	$1,693,246	478%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 75% for the second quarter of 2011, compared to the same period in 2010, due to increases in volume and commodity prices during the second quarter of 2011, compared to the second quarter of 2010.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2011 increased $29.94 per barrel from a three month average of $68.52 per barrel during the 2010 period to $98.46 per barrel during the 2011 period.  On average, prices we received for our products increased 45% for the quarter ended June 30, 2011, compared to the prior year’s quarter, resulting in an $11.9 million increase in revenue.

Overall volumes increased during the three months ended June 30, 2011, compared to the prior year’s period.  This increase was a result of utilizing more Black Oil in the contracted TCEP process, as well as increased volumes in each of the products we manage.

Our overall volume increased 9% for the three months ended June 30, 2011, and our per barrel margin increased approximately 149% from the three months ended June 30, 2010.

Our Refining and Marketing division experienced an increase in production of 24% for its fuel oil cutter product for the three months ended June 30, 2011, compared to the same period in 2010, and commodity price increases of approximately 46% for the same period. The average posting (U.S. Gulfcoast No. 2 Waterborne) for the three months ended June 30, 2011 increased $40.11 per barrel from a three month average of $86.94 per barrel during the three months ended June 30, 2010 to $127.05 per barrel during the three months ended June 30, 2011.

The thermal/chemical extraction technology generated revenues of $12,705,047 during the three months ended June 30, 2011, with cost of revenues of $11,928,146, producing a gross profit of $776,901.  If the Company did not have the rights to license the use of the technology, its income from operations would have been approximately $490,556 lower for the three months ended June 30, 2011. The Company’s current operations for the three months ended June 30, 2011 would have been negatively impacted if the Company were unable to use the licensing agreement.  We currently operate this technology from Vertex LP pursuant to a perpetual license as described above under “Operating and Licensing Agreement.”

Our Pygas production increased 96% for the three months ended June 30, 2011, compared to the same period in 2010 and commodity prices increased approximately 45% for our finished product for the three month period ended June 30, 2011, compared to the same period in 2010.

Our gasoline blendstock volumes increased 92% for the three months ended June 30, 2011 as compared to the same period in 2010.  The overall increase in revenues associated with our Refining and Marketing division for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, was due to substantial increases in volume coupled with increased market prices.  Overall volume for the Refining and Marketing division increased 37% during the three month period ended June 30, 2011 as compared to the same period in 2010.  Margin per barrel increased substantially as a result of improved costs for our TCEP operation as well as improved market conditions for the three months ended June 30 2011, compared to the three months ended June 30, 2010.

The following table sets forth the high and low spot prices during the first six months of 2010 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.29	May 3	$1.84	February 8
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.29	April 26	$1.86	February 8
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$75.70	January 7	$60.55	May 25
NYMEX Crude oil (dollars per barrel)	$86.19	May 3	$68.01	May 20
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first six months of 2011 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.30	April 8	$2.44	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.52	May 9	$2.33	January 25
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$104.30	April 29	$76.70	January 4
NYMEX Crude oil (dollars per barrel)	$113.93	April 29	$84.32	February 15
Reported in Platt's US Marketscan (Gulf Coast)

We have seen a consistent increase in each of the benchmark commodities we track through June 2011.

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

            During the three months ended June 30, 2011, gross profit increased 171% from the same period in 2010, primarily due to increases in commodity prices, increases in volumes sold or re-refined through the contracted TCEP, along with reduced costs related to the contracted TCEP process.

We had selling, general and administrative expenses of $1,006,683 for the three months ended June 30, 2011, compared to $700,195 from the prior year’s period, an increase of $306,488 or 44% from the prior period, mainly due to increased accounting, legal and payroll costs from the prior period.

We had net income of $1,410,739 for the three months ended June 30, 2011, compared to net income of $282,557 for the three months ended June 30, 2010, an increase in net income of $1,128,182 or 399% from the prior year’s period.  The increase in net income was mainly due to increased volumes, increased commodity prices as well as an overall increased per barrel margin for the products we sell.   A 75% increase in revenues and a 171% increase in gross profit helped to offset the additional 44% increase in selling, general and administrative expenses incurred during the period ended June 30, 2011, compared to the three months ended June 30, 2010.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Set forth below are our results of operations for the six months ended June 30, 2011, as compared to the same period in 2010.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Total Revenues	$48,099,763	$29,143,891	$18,955,872	65%

Cost of Revenues	43,363,282	27,207,357	(16,155,925)	(59)%

Gross Profit	4,736,481	1,936,534	2,799,947	145%

Selling, general and administrative expenses	2,032,738	1,451,369	(581,369)	(40)%

Income from operations	2,703,743	485,165	2,218,578	457%

Other Income	-	130,000	(130,000)	(100)%
Interest Expense	(54,218)	(62,598)	8,380	13%
Income Tax	(42,689)	-	(42,689)	(100)%

Net income	$2,606,836	$552,567	$2,054,269	372%

Each of our segments’ gross profit during the six months ended June 30, 2011 and 2010 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Six Months Ended June 30,
Black Oil Segment	2011	2010	$ Change	% Change
Total revenue	$8,848,149	$8,052,942	$795,207	10%
Total cost of revenue	8,022,741	7,228,168	(794,573)	(11)%
Gross profit	$825,408	$824,774	$634	0%

Refining Segment
Total revenue	$39,251,614	$21,090,949	$18,160,665	86%
Total cost of revenue	35,340,541	19,979,189	(15,361,352)	(77)%
Gross profit	$3,911,073	$1,111,760	$2,799,313	252%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 65% during the six month period ended June 30, 2011, compared to the same period in 2010, largely due to increases in volume and commodity prices for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the six months ended June 30, 2011 increased $23.35 per barrel from a six month average of $69.60 per barrel during the 2010 period to $92.95 per barrel during the 2011 period.  On average, prices we received for our products increased 34% for the six month period ended June 30, 2011, compared to the same period during 2010 which resulted in an $18.9 million increase in revenue.

Overall volumes increased 14% during the six month period ended June 30, 2011, compared to the prior year’s period.  This increase was a result of utilizing more Black Oil in the contracted TCEP process.  Volume for our black oil division declined 20% for the six months ended June 30, 2011, compared to the same period in 2010, largely due to the increased volume of black oil processed through our TCEP technology.

Our overall volume increased 14% for the six month period ended June 30, 2011, and our per barrel margin increased approximately 115% from the six months ended June 30, 2010.  The increased margin was a result of increased commodity pricing, as well as the lower processing costs associated with the additional volume being run through the TCEP process which helped to lower the overall per barrel cost to process for the period.

Our Refining and Marketing division experienced an increase in production of 34% for its fuel oil cutter product for the six months ended June 30, 2011, compared to the same period in 2010, and commodity price increases of approximately 42% for the same period. The average posting (U.S. Gulfcoast No. 2 Waterborne) for the six months ended June 30, 2011 increased $35.99 per barrel from a six month average of $85.68 per barrel during the six months ended June 30, 2010 to $121.67 per barrel during the six months ended June 30, 2011.

The thermal/chemical extraction technology generated revenues of $21,208,948 during the six months ended June 30, 2011, with cost of revenues of $19,946,033, producing a gross profit of $1,262,915.  If the Company did not have the rights to license the use of the technology, its income from operations would have been approximately $688,065 lower for the six months ended June 30, 2011. The Company’s current operations for the period ended June 30, 2011 would have been negatively impacted if the Company were unable to use the licensing agreement.

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

The Company believes that the enhancements to the TCEP are substantially complete and we will continue to see positive results of operations from such enhancements moving forward.

Our Pygas production decreased 18% for the six months ended June 30, 2011, compared to the same period in 2010 and commodity prices increased approximately 36% for our finished product for the six month period ended June 30, 2011, compared to the same period in 2010.

Our gasoline blendstock volumes increased 101% for the six months ended June 30, 2011 as compared to the same period in 2010.  The overall increase in revenues associated with our Refining and Marketing division for the six months ended June 30, 2011, compared to the six month period ended June 30, 2010, was due to small increases in volume coupled with increased market prices.  Overall volume for the Refining and Marketing division increased 31% during the six month period ended June 30, 2011 as compared to the same period in 2010.  Margin per barrel increased substantially as a result of improved costs for our TCEP operation as well as improved market conditions for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

During the six months ended June 30, 2011, gross profit increased 145% from the same period in 2010, primarily due to increases in volumes, increases in commodity pricing, and increased production of our TCEP product during the six month period ended June 30, 2011 as compared to June 30, 2010.

We had selling, general and administrative expenses of $2,032,738 for the six months ended June 30, 2011, compared to $1,451,369 from the prior year’s period, an increase of $581,369 or 40% from the prior period. This increase is primarily due to increased accounting, legal, and payroll costs associated with being a public company.

We had net income of $2,606,836 for the six months ended June 30, 2011, compared to net income of $552,567 for the six months ended June 30, 2010, an increase in net income of $2,054,269 or 372% from the prior year’s period.  The increase in net income was mainly due to a 65% increase in revenue, which was offset by a 59% increase in cost of revenues which was less than the overall increase in revenues due to improvements in the margins of our products and resulted in a 145% increase in gross profit.

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

We had total assets of $12,863,217 as of June 30, 2011 compared to $8,139,345 at December 31, 2010.  This increase was partially due to $2,606,836 of net income which was generated during the six months ended June 30, 2011 as well as the $2,145,868 increase in inventory as of June 30, 2011, compared to December 30, 2010, along with the increase in our accounts receivable of $631,157 between June 30, 2011 and December 31, 2010. The increase in accounts receivable and inventory is partly due to commodity pricing which increases the carrying value of our inventory as well as timing of our sales.  In addition there was a $123,860 increase in the net value of the license for the TCEP technology (due to increased expenditures on such process offset by amortization on such asset), described below, all of which attributed to the increase in total assets as of June 30, 2011, compared to December 31, 2010.

Total current assets as of June 30, 2011 of $10,804,262, consisted of cash and cash equivalents of $2,526,326, accounts receivable, net, of $2,113,667, accounts receivable-related party of $3,900 (representing funds due to Vertex Recovery which entity is described in greater detail under “Certain relationships and related Transactions, and Director Independence” in the Company’s Form 10-K for the year ended December 31, 2010), inventory of $6,047,649, and prepaid expenses of $112,720.  Long term assets consisted of fixed assets, net, of $101,129, and a licensing agreement in the net amount of $1,957,826, which represents the value of the Company’s licensing agreement for the use of the thermal chemical extraction technology, net of amortization.  As of June 30, 2011, an additional $814,630 of development investments have been made to the thermal/chemical process technology and added to the original $1.4 million license value. The Company has fully paid Cedar Marine Terminals (“CMT”) for the license for the thermal/chemical process as of the date of this filing.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.

We had total liabilities of $7,051,828 as of June 30, 2011, compared to $5,600,472 at December 31, 2010.  This increase was largely due to the increase in commodity prices during the period ended June 30, 2011, which in turn increased the cost of the products we purchase and attributed to the increase in accounts payable.  At June 30, 2011, current liabilities consisted of accounts payable of $6,083,552, accounts payable – related parties of $968,276.  Accounts payable – related parties included amounts payable to Cedar Marine Terminal (“CMT”), H&H Oil Baytown, H&H Oil Austin and H&H Oil Corpus, which entities are majority-owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart.

   We had positive working capital of $3,752,434 as of June 30, 2011.  Excluding current liabilities to and current assets relating to related parties our working capital was $4,716,810 as of June 30, 2011.  We had positive working capital of $1,228,617 as of December 31, 2010. Excluding current liabilities to related parties our working capital was $1,635,890 as of December 31, 2010.  The $2,523,817 improvement in working capital from December 31, 2010 to June 30, 2011 is due to the net income of $2,606,836 which we generated for the six months ended June 30, 2011, the increased inventory of $2,145,868 (which increased total current assets), as well as the increase in our accounts receivable of $631,157 as of June 30, 2011, compared to December 31, 2010.

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

Pursuant to the loan agreement, Bank of America agreed to loan up to $3,500,000 in the form of a revolving line of credit, which is expected to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the Bank of America LIBOR rate plus 3%, adjusted daily, and is due on September 16, 2011. As of June 30, 2011, there was no balance due on the Line of Credit, of which there was $2,950,000 available (based on the criteria set forth in the line of credit).

The financing arrangement discussed above is secured by all of the assets of the Company.  The management of the Company believes that with the financing arrangement, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

In October 2010, we entered into a Sales Agreement, pursuant to which we agreed to purchase approximately 400,000 to 600,000 gallons of raw pyronaptha per month at a variable price per gallon formula, based on the prior week’s market prices of certain market indexes, for a term beginning on October 1, 2010 and ending on September 30, 2011. The agreement required the Company to provide a standby letter of credit in the amount of $900,000, which expires on October 14, 2011. To date there have been no draws against the letter of credit.  This letter of credit reduces the amount of available balance under the line of credit.  During the six months ended June 30, 2011, the required amount of the standby letter of credit was reduced to $550,000.

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

Furthermore, because our common stock is traded on the OTCBB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  The total number of shares of common stock outstanding as of the date of this report was 9,118,990 shares, and approximately 6,600,000 of these shares are subject to Lock-up Agreements.  The Lock-up Agreements provide that until three years following the effective date of the Merger (the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer any shares of common stock such holders beneficially own, without the Company's prior written consent.  Notwithstanding the foregoing, the Lock-up Agreements provide that the holders may transfer (i) all or any portion of the shares subject to the Lock-up Agreements commencing on the date that the closing price of our common stock has averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period has averaged at least 7,500 shares; (ii) all or any portion of the shares as a bona fide gift or gifts, provided that the donee or donees thereof agree to be bound by the restrictions set forth in the Lock-up Agreement, (iii) all or any portion of the shares to any trust for the direct or indirect benefit of the holder or the immediate family of the holder, provided that the trustee of the trust agrees to be bound by the restrictions set forth in the Lock-up Agreement, and provided further that any such transfer shall not involve a disposition for value, and (iv) in any given three-month period commencing on the one-year anniversary of the effective date of the Merger, up to that number of shares equal to 5% of the total number of shares then beneficially owned by such holder.  The Lock-Up Period expires and the shareholders are able to freely trade the shares they hold without any contractual restriction on such shares on April 16, 2012.

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

We believe that our stock prices (bid, ask and closing prices) may be entirely arbitrary, may not relate to the actual value of the Company, and may not reflect the actual value of our common stock (and may reflect a lower value). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

We may seek to explore the listing of our common stock on the NASDAQ, NYSE, or AMEX exchanges or another national securities exchange in the future.  We believe that the listing of our securities on a national exchange will facilitate the Company’s access to capital, from which certain acquisitions and capital investments might be financed.    Until meeting the listing requirements of a national securities exchange, we expect that our common stock will continue to be eligible to trade on the OTCQB or OTCBB (assuming we take steps to re-quote our common stock on the OTCBB in the future), another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

Cash flows for the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June
	2011	2010

Beginning cash and cash equivalents	$744,313	$514,136

Net cash provided by (used in):
Operating activities	2,005,013	1,253,237
Investing activities	(227,000)	(267,555)
Financing activities	4,000	1,058,178

Net increase in cash and cash equivalents	1,782,013	2,043,860

Ending cash and cash equivalents	$2,526,326	$2,557,996

Operating activities provided cash of $2,005,013 for the six months ended June 30, 2011 as compared to providing $1,253,237 of cash during the corresponding period in 2010.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our line of credit with Bank of America, as described above.  The primary reasons for the increase in cash provided by operating activities are related to $2,606,836 of net income, $1,490,353 of increase in accounts payable and $561,003 of increase in accounts payable-related parties, for the six months ended June 30, 2011, offset by $2,145,868 of increase in inventory, and $631,157 increase in accounts receivable. In April 2011, we entered into a marketing agreement with a strategic petroleum products trading company where we will jointly procure and market black oil feedstock and split the gross profit resulting in the sale equally. As such, the inventory related to this venture has been paid for and the cost associated has been partially reimbursed to us; however no gross profit has been recognized and will not be until product is sold.  Additionally, non-cash expense related to stock compensation expense (associated with the vesting of previously granted options to management) provided $61,680 of liquidity for the six months ended June 30, 2011 and depreciation and amortization contributed $78,301 of net cash.

Investing activities used cash of $227,000 for the six months ended June 30, 2011 as compared to having used $267,555 of cash during the corresponding period in 2010.  Investing activities for the six months ended June 30, 2011 are comprised of $194,726 in cash payments related to the license of the thermal chemical extraction process and $32,274 of purchase of fixed assets.

Financing activities provided $4,000 during the six months ended June 30, 2011 resulting from proceeds from the exercise of common stock warrants.

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

During 2010, the Company sold 600,000 Units and raised $600,000 in connection with the Offering.  These  600,000 shares of Series B Preferred Stock were issued and outstanding until June 15, 2011 at which point they were converted into common stock as described below.

The Mandatory Conversion provision of the Series B Stock provided that if the closing sales price of the Company’s common stock was equal to or greater than $2.00 per share for a period of ten (10) consecutive trading days (as occurred between June 2 and June 15, 2011), each share of Series B Stock, without any required action by any holder of such Series B Stock, automatically converts into one (1) share of common stock of the Company (the “Automatic Conversion”).  In connection with the Automatic Conversion, each Series B Stock was automatically converted into common stock effective June 15, 2011, and such Series B Stock and all rights thereunder were automatically terminated and cancelled.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2010, the company had utilized $1,439,866 of these NOLs leaving approximately $39.8 million of potential NOLs of which we expect to utilize approximately $2.6 million for the six months ended June 30, 2011.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. (See Note 2 to the financial statements).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011 a total of 54,235 shares of the Company's Series A Preferred Stock were converted into 54,235 shares of our common stock on a one for one basis.

Effective June 15, 2011, all 600,000 outstanding shares of Series B Preferred Stock automatically converted, without any required action by any holder thereof, into 600,000 shares of the Company’s common stock as a result of the triggering of the automatic conversion feature of such shares, due to the fact that the Company’s common stock traded at or above $2.00 per share from June 2nd to June 15th 2011 (ten (10) consecutive trading days).

Subsequent to the three months ended June 30, 2011, a total of 12,586 shares of the Company's Series A Preferred Stock were converted into 12,586 shares of our common stock on a one for one basis.

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

In June 2011, we extended our consulting agreement for investor relations services.  The agreement was made effective as of April 15, 2011 and will remain in effect until October 14, 2011.  We agreed to compensate the consultant with a monthly fee of $7,875 and reimburse the consultant for expenses incurred in connection with and pursuant to the agreement.  The agreement may be terminated by either party at any time upon 30 days written notice.  In addition, the Company granted the consultant warrants to purchase 25,000 shares of our common stock, with cashless exercise rights, at an exercise price of $1.75 per share, 6,250 vested immediately and the remainder vest at 33 1/3% per year over the next three years.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

3.1(2)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(5)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.

3.3(2)	Withdrawal of Designation of the Company’s Series B Preferred Stock

3.4(4)	Series B Convertible Preferred Stock Filing

3.5(2)	Bylaws of Vertex Energy, Inc.

4.1(2)	Vertex Energy, Inc., 2008 Stock Incentive Plan

4.2(3)	2009 Stock Incentive Plan of Vertex Energy, Inc.

10.1(2)	Asset Transfer Agreement

10.2(2)	Services Agreement

10.3(2)	Right of First Refusal Agreement

10.4(2)	Operating and Licensing Agreement

10.5(2)	Employment Agreement with Benjamin P. Cowart

10.6(2)	Employment Agreement with John Pimentel

10.7(2)	Employment Agreement with Matthew Lieb

10.8(2)	Letter Loan Agreement with Regions Bank

10.9(2)	Line of Credit with Regions Bank

10.10(2)	Security Agreement with Regions Bank

10.11(3)	Letter Agreement with Christopher Stratton

10.12(6)	Loan Agreement with Bank of America

10.13(6)	Security Agreement

10.14(8)(+)	Tolling (Processing) Agreement with KMTEX

10.15(8)(+)	First Amendment to Processing Agreement with KMTEX

10.16(8)	Form of Voting Agreement

10.17(8)	Form of Lock-Up Agreement

10.18(8)	Amended and Restated Employment Agreement with Chris Carlson

10.19(8)	First Amendment to Employment Agreement with Benjamin P. Cowart

10.20(8)	First Amendment to Employment Agreement with Matt Lieb

14.1(2)	Code of Ethics

16.1(2)	Letter from Stonefield Josephson, Inc.

21.1(8)	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

99.3(2)	Audited Financial Statements of Vertex Energy, Inc. as of December 31, 2008

99.4(2)	Unaudited Interim Financial Statements of Vertex Energy, Inc. for the three months ended March 31, 2009 and 2008

99.5(2)	Pro Forma Financial Statements of Vertex Energy, Inc.

99.6(2)	Glossary of Selected Terms

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: August 8, 2011	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2011	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)