Form 10-Q
period 2011-09-30
Vertex Energy Inc.
filed 2011-11-01
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
 Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 9,391,084 shares of common stock issued and outstanding as of October 21, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.

CONTENTS

Page
Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS

Current assets
Cash and cash equivalents	$1,317,177	$744,313
Accounts receivable, net	5,493,475	1,482,510
Accounts receivable- related party	10,967	-
Inventory	8,766,030	3,901,781
Prepaid expenses	111,866	100,485
Total current assets	15,699,515	6,229,089

Noncurrent assets
Licensing agreement, net	1,957,967	1,833,966
Fixed assets, net	156,415	76,290
Total noncurrent assets	2,114,382	1,910,256

TOTAL ASSETS	$17,813,897	$8,139,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$7,465,838	$4,593,199
Accounts payable-related party	1,093,241	407,273
Deposits	1,080,277	-
Line of Credit	1,000,000	-
Total current liabilities	10,639,356	5,000,472

Long-term liabilities
Mandatorily redeemable preferred stock, Series B, $.001 par value, 2,000,000 shares authorized, 0 and 600,000 issued and outstanding as of September 30, 2011 and December 31, 2010 (includes $150,000 to a related party)	-	600,000
Total liabilities	10,639,356	5,600,472

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 4,452,167 and 4,675,716 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	4,452	4,676
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 9,239,398 and 8,370,849 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	9,239	8,371
Additional paid-in capital	3,275,037	2,275,074
Retained earnings	3,885,813	250,752
Total stockholders’ equity	7,174,541	2,538,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,813,897	$8,139,345

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$30,301,326	$13,288,600	$78,383,111	$42,428,741
Revenues – related parties	-	1,828	17,978	5,578
	30,301,326	13,290,428	78,401,089	42,434,319

Cost of revenues	28,268,785	12,471,821	71,632,067	39,679,178

Gross profit	2,032,541	818,607	6,769,022	2,755,141

Selling, general and administrative expenses	997,723	667,339	3,030,461	2,118,708

Income from operations	1,034,818	151,268	3,738,561	636,433

Other income (expense)
Other income	-	89,333	-	219,333
Interest expense	(3,593)	(26,521)	(57,811)	(89,119)
Total other income (expense)	(3,593)	62,812	(57,811)	130,214

Income before income tax	1,031,225	214,080	3,680,750	766,647

Income tax expense	(3,000)	(5,500)	(45,689)	(5,500)

Net income	$1,028,225	$208,580	$3,635,061	$761,147

Earnings per common share
Basic	$0.11	$0.03	$0.42	$0.09
Diluted	$0.06	$0.02	$0.25	$0.06

Shares used in computing earnings per share
Basic	9,187,227	8,315,309	8,722,642	8,276,184
Diluted	15,851,393	13,581,067	14,503,882	13,540,455

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Nine Months Ended
	September 30, 2011	September 30, 2010

Cash flows operating activities
Net income	$3,635,061	$761,147
Adjustments to reconcile net income to cash
provided by (used in) operating activities
Stock based compensation expense	94,358	135,923
Depreciation and amortization	120,138	107,781
Changes in assets and liabilities
Accounts receivable	(4,010,965)	(400,132)
Accounts receivable- related parties	(10,967)	-
Inventory	(4,864,249)	558,543
Prepaid expenses	(11,381)	29,253
Accounts payable	2,872,639	(1,216,988)
Accounts payable-related parties	685,968	39,840
Other deposits	1,080,277	-
Net cash provided by (used in) operating activities	(409,121)	15,367

Cash flows from investing activities
Purchase of intangible assets	(232,214)	(260,401)
Purchase of fixed assets	(92,051)	(8,653)
Net cash used in investing activities	(324,265)	(269,054)

Cash flows from financing activities
Proceeds from sale of Series B Preferred “B” stock	-	600,000
Proceeds from exercise of common stock warrants	306,250	33
Line of credit proceeds, net	1,000,000	1,000,000
Payments on due to related party balance	-	(841,855)
Net cash provided by financing activities	1,306,250	758,178

Net increase in cash and cash equivalents	572,864	504,491

Cash and cash equivalents at beginning of the period	744,313	514,136

Cash and cash equivalents at end of period	$1,317,177	$1,018,627

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$78,505	$70,719
Cash paid for income taxes during the period	$56,000	$5,500

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$224	$55
Conversion of Series B Preferred Stock into common stock	$600,000	$-

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the “Company,” or “Vertex Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual consolidated financial statements as filed with the SEC on Form 10-K on March 31, 2011 (the “Form 10-K”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period presentation. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

NOTE 2.  RELATED PARTIES

The Company has numerous transactions with Vertex Holdings, L.P., formerly Vertex Energy, L.P. (also defined herein as the “Partnership” or “Vertex LP”), including the lease of the Partnership’s storage facility, subletting of office space, transportation of feedstock to re-refiners and the Company’s storage facility, and delivery from the Company’s re-refinery to end customers. The pricing under these contracts is with certain wholly-owned subsidiaries of the Partnership and is priced at market, and is reviewed periodically from time to time by the Board of Director’s Related Party Transaction committee.  The Related Party Transaction committee includes at least two independent directors and will review and pre-approve any and all related party transactions.

The consolidated financial statements include revenues from related parties of $17,978 and $5,578 and inventory purchases from related parties of $9,632,599 and $4,012,026 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the Company owes $1,093,241 of accounts payable to related parties including Cedar Marine Terminal (“CMT”), H&H Oil Baytown, H&H Oil Austin and H&H Oil Corpus. These entities are majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  The Company also incurred process costs of $5,204,117 and $4,384,251 for the nine months ended September 30, 2011 and 2010, respectively.  The costs arise from the Thermal Chemical Extraction Process (“TCEP”) operating agreement with CMT, whereby we pay up to $0.40 per gallon of processing costs.  In the past, both parties have agreed to share increased costs.

The Company subleases office space from Vertex L.P. Rental payments under the lease are $6,600 per month and the lease will expire in June 2012.

The Company leases approximately 30,000 barrels in storage capacity for its Black Oil division at Cedar Marine Terminal, located in Baytown, Texas.  The monthly lease expense is $22,500 and the lease expired in March 2011; however, the parties have agreed to an extension of the lease with the same terms and conditions through June 2012; provided that the terms of such extension are still subject to the approval of the Related Party Transaction Committee.

The Company leases approximately 45,000 barrels in storage capacity for its TCEP division at CMT, located in Baytown, Texas.  The monthly lease expense is $45,000 and the lease expired in March 2011; however, the parties have agreed to an extension of the leases with thesame terms and conditions, other than an increase in the monthly lease expense to $49,500 in consideration for an additional rental of 3,000 barrels of capacity. Through June 2012; provided that the terms of such extension are still subject to the approval of the Related Party Transaction Committee.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 3.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the nine months ended September 30, 2011, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

At September 30, 2011 and 2010 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:
	2011		2010
	% of	% of	% of	% of
	Revenues	Receivables	Revenues	Receivables
Customer 1	48%	46%	19%	0%
Customer 2	12%	16%	19%	25%
Customer 3	10%	7%	8%	14%
Customer 4	10%	0%	19%	37%
Customer 5	1%	15%	0%	0%
Customer 6	6%	0%	8%	25%
Customer 7	0%	0%	11%	0%

The Company purchases goods and services from two companies that represented 22% and 12% of total purchases for the nine months ended September 30, 2011.

The Company has several purchase agreements with suppliers that require purchases of minimum quantities of the Company’s products.  The agreements generally have a one year term, after which they become month-to-month agreements.  There are no penalties associated with these agreements.  Minimum future purchases under these contracts are approximately $17,547,426 through March 31, 2012 based on forward contract pricing as of October 21, 2011.             .

The Company has one debt facility available for use, of which there was $1,000,000 and $0 outstanding as of September 30, 2011 and December 31, 2010, respectively. See note 4 for further details.

On August 2, 2011, the Company entered into an engagement with a merchant banking firm to assist in certain acquisitions and financial advisory services that the Company might contemplate.  The Company paid an initial advisory fee of $20,000.  In addition, the Company has agreed to pay certain other fees based on the success of closing an actual transaction.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2010, the company had utilized $1,616,638 of these NOLs leaving approximately $39.8 million of potential NOLs of which we expect to utilize approximately $3.6 million for the nine months ended September 30, 2011.

NOTE 4. NOTES PAYABLE

In September 2010, the Company entered into a loan agreement and obtained a line of credit with Bank of America Merrill Lynch. The balance on the line of credit was $1,000,000 and $2,350,000 was available at September 30, 2011. On September 22, 2011 Bank of America provided an extension on the line of credit through December 31, 2011 and the Company will renegotiate the terms of the loan agreement at this date. The loan agreement is guaranteed by CMT, a related party of the Company.  The most restrictive covenant of the loan requires an interest coverage ratio of at least 1.5 to 1.  The Company believes it was in compliance of all aspects of the agreement at September 30, 2011.

The financing arrangement discussed above is secured by all of the assets of the Company.  Management of Vertex Energy believes that with the financing arrangements, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

On October 15, 2010, we entered into a sales/purchase agreement with a supplier requiring the Company to provide a standby letter of credit in the amount of $900,000, which was amended to $550,000 on May 20, 2011 and to $150,000 on August 26, 2011. The expiration date was amended from October 14, 2011 to November 30, 2011.

NOTE 5. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $94,358 and $135,923 for the nine months ended September 30, 2011 and 2010, respectively, for options previously awarded by the Company.

In June 2011, we extended our consulting agreement for investor relations services.  The agreement was made effective as of April 15, 2011 and remained in effect until October 14, 2011.  We agreed to compensate the consultant with a monthly fee and reimbursement of expenses incurred in connection with and pursuant to the agreement.  The agreement may be terminated by either party at any time upon 30 days written notice.  In addition the Company granted the consultant warrants to purchase 25,000 shares of our common stock, with cashless exercise rights, at an exercise price of $1.75 per share. On May 10, 2011, the date of grant, 6,250 shares vested immediately and the remainder vest at 33 1/3% per year over the next three years.  The fair value of these warrants on the date of grant was $11,201.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Effective September 23, 2011, the Company’s Board of Directors approved the grant of 390,000 incentive stock options to certain employees, directors and officers of the Company in connection with the Company’s 2009 Stock Incentive Plan.  The 390,000 options vest in equal portions annually over four years and are exercisable for ten years. The exercise price of 365,000 options is $2.75 per share and their fair value on the issuance date was $267,579.  The exercise price of 25,000 options is $3.03 and their fair value on the issuance date was $16,012. The Company expensed $5,907 related to these options during the quarter ended September 30, 2011.

Stock option activity for the nine months ended September 30, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2010	2,703,334	$5.81	7.60	$715,826
Options granted	390,000	2.77	10.00	283,591
Options exercised	(5,000)	(.45)	-	(1,800)
Options cancelled/forfeited/expired	(15,000)	(.62)	-	(6,622)
Outstanding at September 30, 2011	3,073,334	$5.46	7.25	$990,995

Vested at September 30, 2011	1,836,964	$8.24	6.43	$363,211

Exercisable at September 30, 2011	1,836,964	$8.24	6.43	$363,211

A summary of the Company’s stock warrant activity and related information for the nine months ended September 30, 2011 is as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2010	1,773,457	$14.24	1.96	$172,973
Warrants granted	25,000	1.75	4	11,201
Warrants exercised	(40,000)	(.10)	(2.04)	(2,342)
Warrants cancelled/forfeited/expired	(363,146)	(26.02)	-	(21,789)
Warrants at September 30, 2011	1,395,311	$11.35	1.65	$160,043

Vested at September 30, 2011	1,303,651	$12.15	1.76	$135,475

Exercisable at September 30, 2011	1,303,651	$12.15	1.76	$135,475

NOTE 6. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income  available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the nine months ended September 30, 2011 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the nine months ended September 30, 2011 does not include options to purchase 1,910,858 shares and warrants to purchase 1,228,714 shares due to their anti-dilutive effect.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the nine months ended September 30, 2011 and 2010:

	2011	2010

Basic Earnings per Share
Numerator:
Income available to common shareholders	$3,635,061	$761,147
Denominator:
Weighted-average shares outstanding	8,722,642	8,276,184

Basic earnings per share	$0.42	$0.09

Diluted Earnings per Share
Numerator:
Income	$3,635,061	$761,147
Denominator:
Weighted-average shares outstanding	8,722,642	8,276,184
Effect of dilutive securities
Stock options and warrants	1,329,073	563,998
Preferred stock	4,452,167	4,700,273

Diluted weighted-average shares outstanding	14,503,882	13,540,455

Diluted earnings per share	$0.25	$0.06

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2011 there were 9,239,398 common shares issued and outstanding.

During the nine months ending September 30, 2011 there were 223,549 shares of the Company's Series A Preferred Stock converted into the Company's common stock and warrants and options to purchase 45,000 shares of the Company's common stock were exercised for cash proceeds of $6,250. In addition, 600,000 shares of the Series B Preferred Stock were converted into the Company's common stock as discussed in note 8.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

During September 2011, $300,000 was received for warrants to purchase 150,000 shares that were in the process of being exercised for shares of common stock, but which have not been issued as of September 30, 2011.

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of September 30, 2011, there were 4,452,167 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

From June 2, 2011 to June 15, 2011(ten consecutive trading days) the trading price of the Company’s common stock on the Over-The-Counter Bulletin Board closed at equal to or greater than $2.00 per share, which triggered the Automatic Conversion Provision of the Series B Preferred Stock. As a result, effective June 15, 2011, all 600,000 previously outstanding shares of Series B Preferred Stock automatically converted, without any required action by any holder, into 600,000 shares of the Company’s common stock. The Company recognized $33,200 of interest expense related to the Series B Preferred Stock liability during the nine months ending September 30, 2011.

NOTE 9.  LICENSING AGREEMENT

The Company operates under an operating and licensing agreement with a related party that is majority-owned and controlled by the Company’s Chief Executive Officer and Chairman, Benjamin P. Cowart, that provides for an irrevocable, non-transferable, royalty-free, perpetual right to use TCEP to re-refine certain used oil feedstock and associated operations of this technology on a global basis.  This includes the right to utilize the technology in any future production facilities built by the Company.  If the related entity is unable to continue operations, the Company would not have a source of its TCEP products to sell to customers, which could negatively impact sales. The Company must approve any research and development costs that are performed by the related party and this may affect the related party’s ability to maintain technological feasibility of the technology which could impact the value of the license. The Company will continue to make expenditures on the development of the process in the foreseeable future, which could be significant. We believe the license is technologically feasible; however, we believe we can make improvements that will enhance the TCEP process and design.

The initial valuation of the license was based upon the cost to acquire the use of TCEP and its processes. It will be assessed over time for changes in the valuation. Additional development costs capitalized during the nine months ended September 30, 2011 and 2010 were $232,214 and $260,401, respectively. The Company is amortizing the value of the license agreement over a fifteen year period.  Amortization expense was $108,212 and $95,581 for the nine months ending September 30, 2011 and 2010, respectively.  No indications of impairment of the license existed as of September 30, 2011.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the three and nine months ended September 30, 2011 and 2010, are as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2011

		Refining &
	Black Oil	Marketing	Total
Revenues	$15,101,466	$63,299,623	$78,401,089

Net income from operations	$330,072	$3,408,489	$3,738,561

Total Assets	$5,816,438	$11,997,459	$17,813,897

NINE MONTHS ENDED SEPTEMBER 30, 2010

		Refining &
	Black Oil	Marketing	Total
Revenues	$14,726,733	$27,707,586	$42,434,319

Net income (loss) from operations	$867,248	$(230,815)	$636,433

THREE MONTHS ENDED SEPTEMBER 30, 2011

		Refining &
	Black Oil	Marketing	Total
Revenues	$6,253,317	$24,048,009	$30,301,326

Net income from operations	$290,823	$743,995	$1,034,818

THREE MONTHS ENDED SEPTEMBER 30, 2010

		Refining &
	Black Oil	Marketing	Total
Revenues	$6,673,791	$6,616,637	$13,290,428

Net income (loss) from operations	$618,060	$(466,792)	$151,268

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 11. SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the available credit on the Line of Credit is $3,500,000 of which $150,000 has been allocated to the outstanding letter of credit.  As of October 24, 2011 the outstanding balance drawn on the line of credit is $0 leaving an available balance for draw downs of $3,350,000.

Subsequent to September 30, 2011, a total of 1,686 shares of the Company’s Series A Preferred Stock were converted into 1,686 shares of the Company’s common stock and warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $2 per share were exercised for $300,000 and the Company issued 150,000 shares of the Company’s common stock.

In October 2011, the Company entered into an agreement to supply used oil feedstock to a third party.  The agreement provides for the Company to supply a minimum of 210,000 gallons of used oil feedstock per month at purchase prices based on a discount to the “Platt’s Oilgram Price Report”, with such discount reviewed and agreed upon monthly.  The agreement continues in effect until April 5, 2012.

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

Description of Business Activities:

We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products.  We purchase these wastes from an established network of local and regional collectors and generators.  We manage the transport, storage and delivery of the aggregated feedstock and product streams to end users.  Our Company operates in two divisions. Our Black Oil division aggregates used motor oil from third-party collectors and sells used oil to our customers for use as a feedstock or replacement fuel for industrial burners. Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to our customers.

Black Oil Division

           Our Black Oil division, which has been in business since 2001, aggregates and sells used motor oil. We have a network of approximately 50 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations.  We purchase the used oil from collectors and manage the logistics of transport, storage and delivery to our customers.  Typically, we sell used oil in bulk to ensure efficient delivery by truck, rail, or barge.  In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors, a minimum volume is sold to our customers, and we are insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil.

Refining and Marketing Division

           Our Refining and Marketing division, which has been in business since 2004, aggregates used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers. We have toll-based processing agreements in place with Cedar Marine Terminal and KMTEX to re-refine these feedstock streams, under our direction, into various end products that we specify.  Cedar Marine Terminal is a related party and uses the proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing.  KMTEX, Ltd. (“KMTEX”) uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock.  We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement.

We currently provide our services in 13 states, primarily in the Gulf Coast and Central Midwest Region of the United States.  During the nine month period ending September 30, 2011, we aggregated approximately 35 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 15.5 million gallons of used motor oil with our proprietary TCEP process and through our third party processing agreement.

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

We also have an agreement in place with KMTEX, pursuant to which KMTEX has agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX, into more valuable feedstocks, including pygas, gasoline blend stock and cutter stock, which agreement expired on June 30, 2011, provided that Vertex believes that it will be able to renew or extend such agreement subsequent to the date of this Report as the parties have continued to operate under the terms of the agreement subsequent to its expiration. We are in discussions with KMTEX to extend or renew this agreement and have no reason to believe such agreement will not be extended or renewed.  In connection with and pursuant to the agreement, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees.

Operating and Licensing Agreement

In connection with the Merger and effective as of the effective date of the Merger, we entered into an Operating and Licensing Agreement (the “Operating Agreement”) with Cedar Marine Terminals, L.P., a subsidiary of Vertex LP (“CMT”).  CMT is controlled by Vertex LP, an entity which is majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  Pursuant to the Operating Agreement, CMT agreed to provide services to us in connection with the operation of the Terminal run by CMT, and the operations of and use of the TCEP, in connection with a Terminaling Agreement by and between CMT and Vertex LP.  Additionally, we have the right to use the first 33,000 monthly barrels of the capacity of the TCEP pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

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

Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of the thermal chemical extraction process (the “TCEP”) and the “License”) which we have fully paid for in the amount of $2,252,118 (the “R&D Costs”), in any market in the world (except at CMT’s Baytown facility where it is non-exclusive).

We currently estimate the cost to construct a new, fully -functional, commercial facility with annual processing capacity of between 25 and 30 million gallons at another location would be approximately $2.5 to $5.0 million, which could fluctuate based on throughput capacity.  The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility.

Strategy and Plan of Operations

The Principal elements of our strategy include:

•
Grow our Core Business. Our focus is to continue to supply used motor oil and other petroleum by-product feedstock, as well as our re-refined products to existing customers and to cultivate additional feedstock supply volume by expanding relationships with existing suppliers and developing new supplier relationships. We will seek to maintain good relations with existing suppliers, customers and vendors and the high levels of customer service necessary to maintain these businesses. We also plan to seek to develop relationships with additional re-refining facilities to serve as such facilities’ primary and exclusive feedstock provider.

•
Re-Refine Higher Value End Products.  We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher-value end products, including assets or technologies which complement TCEP.  Currently, we are using TCEP to re-refine used oil feedstock into cutterstock for use in the marine fuel market.  We believe that the expansion of TCEP facilities and our technology, and investments in additional technologies, will enable us to upgrade feedstock into end products, including lubricating base oil, that command higher market prices than the current re-refined products we produce.

•
Expand TCEP Re-Refinement Capacity.  We intend to expand our licensed TCEP capacity by building our own TCEP facilities to re-refine feedstock.  We believe the TCEP process has a distinct competitive advantage over conventional re-refining technology because it produces a high-quality, fuel oil product, and the capital expenditures required to build a TCEP processing plant are significantly lower than a comparable conventional re-refining facility.  By continuing the transition from our historical role as a value-added logistics provider to operating as a re-refiner, we believe we will be able to leverage our existing feedstock supply network and aggregation capabilities to upgrade a larger percentage of our feedstock inventory into higher value end products which we believe should drive increased revenue and gross margins. We intend to build TCEP facilities near the geographic location of substantial feedstock sources where we have relationships with through our aggregation business.  By establishing TCEP facilities near proven feedstock sources, we seek to lower our transportation costs and lower the risk of operating plants at low capacity.

•
Pursue Selective Strategic Relationships Or Acquisitions.  We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets.  Such acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of TCEP.

Additionally, the Board of Directors has recently formed a sub-committee of the Related Party Transaction Committee to begin reviewing a potential acquisition of certain assets and/or business units related to Vertex LP, which is a related party, controlled by Benjamin P. Cowart, our largest shareholder, President and Director.   As part of the Company’s merger transaction with World Waste Technologies, Inc. and Vertex LP, which closed on April 16, 2009, the Company was provided (1) a right of first refusal to match any third-party offer to purchase Vertex LP or its related entities (collectively the “Vertex LP Entities”) on the terms and conditions set forth in such offer; and (2) the option, exercisable in our sole discretion any time after the 18-month anniversary of the closing of the merger (which date was October 16, 2010) and so long as Mr. Cowart is employed by the Company, to purchase all or any part of the outstanding stock or assets of any of the Vertex LP Entities owned by Vertex LP or VTX, Inc. (its general partner, which is also controlled by Mr. Cowart), at a price based on an independent third-party valuation and appraisal of the fair market value of such Vertex LP Entity.

Pursuant to the Merger Agreement, the Company formed the Related Party Transaction Committee which is required to include at least two “independent directors” (defined as any individuals who do not beneficially own more than 5% of the outstanding voting shares of the Company, are not employed by, or officers of the Company or any entity related to Mr. Cowart, are not directors or managers of any such company, are not family members of Mr. Cowart, and would qualify as “Independent Directors” as defined in the rules and regulations of the New York Stock Exchange). The Related Party Transaction Committee is charged with the review and pre-approval of any and all related party transactions, including between Vertex and Vertex LP, Mr. Cowart, or any other company or individual which may be affiliated with Mr. Cowart.  The recently formed sub-committee of the Related Party Transaction Committee including David Phillips, Dan Borgen and John Pimentel, will review and advise the Related Party Transaction Committee and the Board of Directors in connection with the potential exercise by the Company of the Right of First Refusal.

           The Company has not entered into any definitive agreements or understandings to acquire any assets or securities of the Vertex LP Entities or to exercise its Right of First Refusal to date, but may enter into such agreements or understandings in the future.  Such transaction may include the Company assuming and/or acquiring substantial amounts of debt or liabilities; the payment of substantial cash consideration; and/or the issuance of significant non-cash consideration consisting of preferred stock, shares of our common stock or warrants to purchase shares of our common stock, which may result in substantial dilution of the ownership interests of existing shareholders and may significantly dilute the Company’s common stock book value. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.   Any agreements or understandings would be subject to the approval of the management and owners of the Vertex LP Entities which may be acquired, the Company’s Related Party Transaction Committee, and where applicable under state or federal law, the approval of the Company’s shareholders.

Recent Events

On August 2, 2011 the Company entered into an exclusive engagement agreement with a merchant banking firm to assist and advise the Company in connection with certain potential acquisitions of third party companies that the Company may contemplate or complete in the future and to provide general financial advisory services to the Company.  In consideration for agreeing to provide such services, the Company paid a one-time advisory fee of $20,000 to the advisor.  In addition to the one-time advisory fee, the Company has agreed to pay certain success fees to the advisor upon the consummation of an actual transaction as contemplated under the agreement and based on the ultimate value of such transaction.  Such success fees are due if a transaction (as defined and described in the agreement) is consummated during the term of the agreement or within 12 months after the term of the agreement.  The agreement can be terminated at any time by either party with written notice to the non-terminating party.

In October 2011, the Company entered into an agreement to supply used oil feedstock to a third party.  The agreement provides for the Company to supply a minimum of 210,000 gallons of used oil feedstock per month at purchase prices based on a discount to the “Platt’s Oilgram Price Report”, with such discount reviewed and agreed upon monthly.  The agreement continues in effect until April 5, 2012.

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

REFINING AND MARKETING - The Refining and Marketing division generates revenues relating to the sales of finished products.  The Refining and Marketing division gathers hydrocarbon streams in the form of petroleum distillates, transmix and other chemical products that have become off-specification during the transportation or refining process. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and then processed at a third-party facility under our direction. The end products are typically three distillate petroleum streams (gasoline blendstock, pygas and fuel oil cutterstock), which are sold to major oil companies or to large petroleum trading and blending companies. The end products are delivered by barge and truck to customers.  In addition, the Refining and Marketing division purchases black oil which is then re-refined through TCEP.  The finished product is then sold by barge as a fuel oil cutterstock and a feedstock component for major refineries.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Set forth below are our results of operations for the three months ended September 30, 2011, as compared to the same period in 2010.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(unaudited)
Revenues	$30,301,326	$13,290,428	$17,010,898	128%

Cost of Revenues	28,268,785	12,471,821	(15,796,964)	(127)%

Gross Profit	2,032,541	818,607	1,213,934	148%

Selling, general and administrative expenses	997,723	667,339	(330,384)	(50)%

Income (loss) from operations	1,034,818	151,268	883,550	584%

Other Income	-	89,333	(89,333)	(100)%
Interest Expense	(3,593)	(26,521)	22,928	86%
Income Tax	(3,000)	(5,500)	2,500	45%

Net income	$1,028,225	$208,580	$819,645	393%

Each of our segments’ gross profit during the three months ended September 30, 2011 and 2010 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended September 30,
	2011	2010	$ Change	$ Change
Black Oil Segment	(unaudited)

Total revenue	$6,253,317	$6,673,791	$(420,474)	(6)%
Total cost of revenue	$5,610,880	$5,802,650	191,770	3%
Gross profit	$642,437	$871,141	$(228,704)	(26)%

Refining Segment
Total revenue	$24,048,009	$6,616,637	$17,431,372	263%
Total cost of revenue	$22,657,905	$6,669,171	(15,988,734)	(240)%
Gross profit	$1,390,104	$(52,534)	$1,442,638	2,746%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 128% for the third quarter of 2011, compared to the same period in 2010, due to increases in volume and commodity prices during the third quarter of 2011, compared to the third quarter of 2010.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2011 increased $31.85 per barrel from a three month average of $66.64 per barrel during the 2010 period to $98.49 per barrel during the 2011 period.  On average, prices we received for our products increased 45% for the quarter ended September 30, 2011, compared to the prior year’s quarter, resulting in a $17 million increase in revenue.

Our overall volume increased 36% for the three months ended September 30, 2011, and our per barrel margin increased approximately 83% from the three months ended September 30, 2010.  This increase was a result of utilizing more Black Oil in the contracted TCEP process, as well as increased volumes in most of the products we manage.

Our Refining and Marketing division experienced an increase in production of 419% for its fuel oil cutter product for the three months ended September 30, 2011, compared to the same period in 2010.  During the 2010 period, TCEP was not producing product and therefore did not contribute any volumes during the three months ended September 30, 2010.  In addition, commodity prices increased approximately 46% for the three months ended September 30, 2011, compared to the same period in 2010. The average posting (U.S. Gulfcoast No. 2 Waterborne) for the three months ended September 30, 2011 increased $39.38 per barrel from a three month average of $84.78 per barrel during the three months ended September 30, 2010 to $124.16 per barrel during the three months ended September 30, 2011.

The contracted TCEP technology generated revenues of $14,856,487 during the three months ended September 30, 2011, with cost of revenues of $14,360,103, producing a gross profit of $496,384.  Due to the Company having the rights to license the use of the technology, its income from operations has been positively affected for the three months ended September 30, 2011.  We currently operate this technology from Vertex LP pursuant to a perpetual license as described above under “Operating and Licensing Agreement.”

Our Pygas production decreased 58% for the three months ended September 30, 2011, compared to the same period in 2010 and commodity prices increased approximately 41% for our finished Pygas product for the three month period ended September 30, 2011, compared to the same period in 2010.

Our gasoline blendstock volumes increased 48% for the three months ended September 30, 2011 as compared to the same period in 2010.  The overall increase in revenues associated with our Refining and Marketing division for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, was due to substantial increases in volume coupled with increased market prices.  Overall volume for the Refining and Marketing division increased 135% during the three month period ended September 30, 2011 as compared to the same period in 2010.  Margin per barrel increased substantially as a result of improved costs for our TCEP operation as well as improved market conditions for the three months ended September 30 2011, compared to the three months ended September 30, 2010.

The following table sets forth the high and low spot prices during the first nine months of 2010 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.29	May 3	$1.84	February 8
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.40	May 3	$1.86	February 8
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$75.70	January 6	$60.55	May 25
NYMEX Crude oil (dollars per barrel)	$86.84	April 6	$68.01	May 20
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first nine months of 2011 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.30	April 8	$2.44	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.52	May 9	$2.33	January 25
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$104.35	April 8	$76.70	January 4
NYMEX Crude oil (dollars per barrel)	$113.93	April 29	$79.20	September 3
Reported in Platt's US Marketscan (Gulf Coast)

We have seen a consistent increase in each of the benchmark commodities we track through September 2011.

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

            During the three months ended September 30, 2011, gross profit increased 148% from the same period in 2010, primarily due to increases in commodity prices, increases in volumes sold or re-refined through the contracted TCEP, along with reduced costs related to the contracted TCEP process.

We had selling, general and administrative expenses of $997,723 for the three months ended September 30, 2011, compared to $667,339 from the prior year’s period, an increase of $330,384 or 50% from the prior period, due to increases in accounting, legal, and payroll costs as well as increased marketing and investor relations expenses from the prior period.

We had net income of $1,028,225 for the three months ended September 30, 2011, compared to net income of $208,580 for the three months ended September 30, 2010, an increase in net income of $819,645 or 393% from the prior year’s period.  The increase in net income was mainly due to increased volumes, increased commodity prices as well as an overall increased per barrel margin for the products we sell.   A 128% increase in revenues and a 148% increase in gross profit was offset by the 50% increase in selling, general and administrative expenses incurred during the period ended September 30, 2011, compared to the three months ended September 30, 2010.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Set forth below are our results of operations for the nine months ended September 30, 2011, as compared to the same period in 2010.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(unaudited)
Total Revenues	$78,401,089	$42,434,319	$35,966,770	85%

Cost of Revenues	71,632,067	39,679,178	(31,952,889)	(81)%

Gross Profit	6,769,022	2,755,141	4,013,881	146%

Selling, general and administrative expenses	3,030,461	2,118,708	(911,753)	(43)%

Income (loss) from operations	3,738,561	636,433	3,102,128	487%

Other Income	-	219,333	(219,333)	(100%)
Interest Expense	(57,811)	(89,119)	31,308	35%
Income Tax	(45,689)	(5,500)	(40,189)	(731)%

Net income	$3,635,061	$761,147	$2,873,914	378%

Each of our segments’ gross profit during the nine months ended September 30, 2011 and 2010 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Nine Months Ended September 30,
	2011	2010	$ Change	$ Change
	(unaudited)
Black Oil Segment
Total revenue	$15,101,466	$14,726,733	$374,733	3%
Total cost of revenue	$13,633,621	$13,030,818	(602,803)	(5)%
Gross profit	$1,467,845	$1,695,915	$(228,070)	(13)%

Refining Segment
Total revenue	$63,299,623	$27,707,586	$35,592,037	128%
Total cost of revenue	$57,998,446	$26,648,360	(31,350,086)	(118)%
Gross profit	$5,301,177	$1,059,226	$4,241,951	(400)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 85% during the nine month period ended September 30, 2011, compared to the same period in 2010, largely due to increases in volume and commodity prices for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the nine months ended September 30, 2011 increased $26.19 per barrel from a nine month average of $68.61 per barrel during the 2010 period to $94.80 per barrel during the 2011 period.  On average, prices we received for our products increased 38% for the nine month period ended September 30, 2011, compared to the same period during 2010 which resulted in a $35.9 million increase in revenue.

Overall volumes increased 21% during the nine month period ended September 30, 2011, compared to the prior year’s period.  This increase was a result of utilizing more Black Oil in the contracted TCEP process.  Volume for our Black Oil division declined 25% for the nine months ended September 30, 2011, compared to the same period in 2010, largely due to the increased volume of black oil processed through our TCEP technology.

Our per barrel margin increased approximately 103% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  The increased margin was a result of increased commodity pricing, as well as the lower processing costs associated with the additional volume being run through the TCEP process which helped to lower the overall per barrel cost to process for the period.

Our Refining and Marketing division experienced an increase in production of 87% for its fuel oil cutter product for the nine months ended September 30, 2011, compared to the same period in 2010, and commodity price increases of approximately 43% for the same period. The average posting (U.S. Gulfcoast No. 2 Waterborne) for the nine months ended September 30, 2011 increased $37.12 per barrel from a nine month average of $85.38 per barrel during the nine months ended September 30, 2010 to $122.50 per barrel during the nine months ended September 30, 2011.

The TCEP Technology generated revenues of $36,065,435 during the nine months ended September 30, 2011, with cost of revenues of $34,306,136, producing a gross profit of $1,759,299.  Due to the Company having the rights to license the use of the technology, its income from operations has been positively affected for the nine months ended September 30, 2011. The Company’s current operations for the period ended September 30, 2011 would have been negatively impacted if the Company were unable to use the licensing agreement.

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

Our Pygas production decreased 35% for the nine months ended September 30, 2011, compared to the same period in 2010 and commodity prices increased approximately 38% for our finished Pygas product for the nine month period ended September 30, 2011, compared to the same period in 2010.

Our gasoline blendstock volumes increased 80% for the nine months ended September 30, 2011 as compared to the same period in 2010.  The overall increase in revenues associated with our Refining and Marketing division for the nine months ended September 30, 2011, compared to the nine month period ended September 30, 2010, was due to small increases in volume coupled with increased market prices.  Overall volume for the Refining and Marketing division increased 56% during the nine month period ended September 30, 2011 as compared to the same period in 2010.  Margin per barrel increased substantially as a result of improved costs for our TCEP operation as well as improved market conditions for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, gross profit increased 146% from the same period in 2010, primarily due to increases in volumes, increases in commodity pricing, and increased production of our TCEP product during the nine month period ended September 30, 2011 as compared to the nine months ended September 30, 2010.

We had selling, general and administrative expenses of $3,030,461 for the nine months ended September 30, 2011, compared to $2,118,708 from the prior year’s period, an increase of $911,753 or 43% from the prior period. This increase is primarily due to increases in accounting, legal, and payroll costs as well as increased marketing and investor relations expenses associated with being a public company.

We had net income of $3,635,061 for the nine months ended September 30, 2011, compared to net income of $761,147 for the nine months ended September 30, 2010, an increase in net income of $2,873,914 or 378% from the prior year’s period.  The increase in net income was mainly due to an 85% increase in revenue, which was offset by an 81% increase in cost of revenues which was less than the overall increase in revenues due to improvements in the margins of our products and resulted in a 146% increase in gross profit.

Liquidity and Capital Resources

The success of our current business operations is not dependent on extensive capital expenditures, but rather on relationships with feedstock suppliers and end-product customers, and on efficient management of overhead costs.   However, we may incur future capital expenditures related to new TCEP facilities. Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations.  The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

We had total assets of $17,813,897 as of September 30, 2011 compared to $8,139,345 at December 31, 2010.  This increase was partially due to $3,635,061 of net income which was generated during the nine months ended September 30, 2011 as well as the $4,864,249 increase in inventory as of September 30, 2011, compared to December 30, 2010, along with the increase in our accounts receivable of $4,010,965 between September 30, 2011 and December 31, 2010 and the $572,864 increase in cash and cash equivalents between September 30, 2011 and December 31, 2010. The increase in accounts receivable and inventory is partly due to commodity pricing which increases the carrying value of our inventory as well as timing of our sales.  In addition there was a $124,001 increase in the net value of the license for the TCEP technology (due to increased expenditures on such process offset by amortization on such asset), described below, all of which attributed to the increase in total assets as of September 30, 2011, compared to December 31, 2010.

Total current assets as of September 30, 2011 of $15,699,515 consisted of cash and cash equivalents of $1,317,177, accounts receivable, net, of $5,493,475 accounts receivable-related party of $10,967 (representing funds due from Vertex Recovery which entity is described in greater detail under “Certain relationships and related Transactions, and Director Independence” in the Company’s Form 10-K for the year ended December 31, 2010), inventory of $8,766,030, and prepaid expenses of $111,866.  Long term assets consisted of fixed assets, net, of $156,415, and a licensing agreement in the net amount of $1,957,967, which represents the value of the Company’s licensing agreement for the use of the thermal chemical extraction technology, net of amortization.  As of September 30, 2011, an additional $852,118 of development investments have been made to the TCEP and added to the original $1.4 million license value. The Company has fully paid CMT for the license for the TCEP as of the date of this filing.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.

We had total liabilities of $10,639,356 as of September 30, 2011, compared to $5,600,472 at December 31, 2010.  This increase was largely due to the increase in commodity prices during the nine months ended September 30, 2011, which in turn increased the cost of the products we purchase and contributed to the increase in accounts payable and accrued expenses of $2,872,639 as of September 30, 2011, compared to December 31, 2010.  At September 30, 2011, current liabilities consisted of accounts payable of $7,465,838, accounts payable – related parties of $1,093,241, deposits of $1,080,277, and $1,000,000 of line of credit, representing amounts drawn down on the Line of Credit, as described below.  Accounts payable – related parties included amounts payable to CMT, H&H Oil Baytown, H&H Oil Austin and H&H Oil Corpus, which entities are majority-owned and controlled by our Chief Executive Officer and Chairman Benjamin P. Cowart.

   We had positive working capital of $5,060,159 as of September 30, 2011.  Excluding current liabilities to and current assets relating to related parties our working capital was $6,142,433 as of September 30, 2011.  We had positive working capital of $1,228,617 as of December 31, 2010. Excluding current liabilities to related parties our working capital was $1,635,890 as of December 31, 2010.  The $3,831,542 improvement in working capital from December 31, 2010 to September 30, 2011 is due to the net income of $3,635,061 which we generated for the nine months ended September 30, 2011, the increased inventory of $4,864,249 (which increased total current assets), as well as the increase in our accounts receivable of $4,010,965 as of September 30, 2011, compared to December 31, 2010, offset by the increase of $2,872,639 in accounts payable and accrued expenses.

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

Pursuant to the loan agreement, Bank of America agreed to loan up to $3,500,000 in the form of a revolving line of credit, which is expected to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the Bank of America LIBOR rate plus 3%, adjusted daily, and is due on September 16, 2011.  On September 22, 2011, Bank of America provided an extension through December 31, 2011 on the Line of Credit.   As of September 30, 2011, there was a $1,000,000 balance due on the Line of Credit, of which there was $2,350,000 available (based on the criteria set forth in the line of credit).  As of the filing of this Report, a total of $0 was drawn on the Line of Credit leaving an available balance for draw downs of $3,350,000.

The financing arrangement discussed above is secured by all of the assets of the Company.  The management of the Company believes that with the financing arrangement, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

In October 2010, we entered into a Sales Agreement, pursuant to which we agreed to purchase approximately 400,000 to 600,000 gallons of raw pyronaptha per month at a variable price per gallon formula, based on the prior week’s market prices of certain market indexes, for a term beginning on October 1, 2010 and ending on September 30, 2011. The agreement required the Company to provide a standby letter of credit in the amount of $900,000, which as extended expires on November 30, 2011. To date there have been no draws against the letter of credit.  This letter of credit reduces the amount of available balance under the line of credit.  During the nine months ended September 30, 2011, the required amount of the standby letter of credit was reduced to $150,000.

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

Furthermore, because our common stock is traded on the OTCBB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  The total number of shares of common stock outstanding as of the date of this report was 9,391,084 shares, and approximately 6.7 million of these shares are subject to Lock-up Agreements.  The Lock-up Agreements provide that until three years following the effective date of the Merger (the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer any shares of common stock such holders beneficially own, without the Company's prior written consent.  Notwithstanding the foregoing, the Lock-up Agreements provide that the holders may transfer (i) all or any portion of the shares subject to the Lock-up Agreements commencing on the date that the closing price of our common stock has averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period has averaged at least 7,500 shares; (ii) all or any portion of the shares as a bona fide gift or gifts, provided that the donee or donees thereof agree to be bound by the restrictions set forth in the Lock-up Agreement, (iii) all or any portion of the shares to any trust for the direct or indirect benefit of the holder or the immediate family of the holder, provided that the trustee of the trust agrees to be bound by the restrictions set forth in the Lock-up Agreement, and provided further that any such transfer shall not involve a disposition for value, and (iv) in any given three-month period commencing on the one-year anniversary of the effective date of the Merger, up to that number of shares equal to 5% of the total number of shares then beneficially owned by such holder.  The Lock-Up Period expires and the shareholders are able to freely trade the shares they hold without any contractual restriction on such shares on April 16, 2012.

Additionally, the Company has approximately 4.4 million shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of the date of this report.  Among the other rights of the Series A Preferred Stock, each share of Series A Preferred Stock can be converted into one (1) share of common stock, provided that prior to the three-year anniversary of the Merger (April 16, 2012), no holder may, in any given three-month period, convert more than that number of shares of Series A Preferred Stock that equals 5% of the total number of shares of Series A Preferred Stock then beneficially owned by such holder (the “Conversion Limitation”).  Additionally, holders may convert only up to that number of shares of Series A Preferred Stock, such that upon conversion, the aggregate beneficial ownership of the Company’s common stock held by any such holder does not exceed 4.99% of the Company’s common stock then outstanding (the “Beneficial Limitation”).

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

We may seek to explore the listing of our common stock on the NASDAQ, NYSE, or AMEX exchanges or another national securities exchange in the future.  We believe that the listing of our securities on a national exchange will facilitate the Company’s access to capital, from which certain acquisitions and capital investments might be financed.    Until meeting the listing requirements of a national securities exchange and our Board of Directors determining such listing is in our best interests, we expect that our common stock will continue to be eligible to trade on the OTCQB and OTCBB, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

Cash flows for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Beginning cash and cash equivalents	$744,313	$514,136

Net cash provided by (used in):
Operating activities	(409,121)	15,367
Investing activities	(324,265)	(269,054)
Financing activities	1,306,250	758,178

Net increase in cash and cash equivalents	572,864	504,491

Ending cash and cash equivalents	$1,317,177	$1,018,627

Operating activities used cash of $409,121 for the nine months ended September 30, 2011 as compared to providing $15,367 of cash during the corresponding period in 2010.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our line of credit with Bank of America, as described above.  The primary reasons for the decrease in cash provided by operating activities are related to the $4,864,249 increase in inventory and $4,010,965 increase in accounts receivable, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, offset by a $2,872,639 increase in accounts payable, a $685,968 increase in accounts payable related parties, and a $1,080,277 increase in other deposits, as well as net income of $3,635,061.  Additionally, non-cash expense related to stock compensation expense (associated with the vesting of previously granted options to management) provided $94,358 of liquidity for the nine months ended September 30, 2011 and depreciation and amortization contributed $120,138 of net cash.

Investing activities used cash of $324,265 for the nine months ended September 30, 2011 as compared to having used $269,054 of cash during the corresponding period in 2010.  Investing activities for the nine months ended September 30, 2011 are comprised of $232,214 in cash payments related to the license of the TCEP and $92,051 of purchase of fixed assets.

Financing activities provided $1,306,250 during the nine months ended September 30, 2011 resulting from $306,250 of proceeds from the exercise of common stock warrants and $1,000,000 drawn down on the Line of Credit with Bank of America.

In January 2010, the Company began a private placement offering to accredited investors only of up to 2,000,000 units (the “Series B Offering”), each consisting of (a) one share of Series B Preferred Stock; and (b) one three year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share (each a “Unit”) , which offering has since closed.  We also agreed to grant investors in the offering piggy-back registration rights in connection with the shares of common stock issuable in connection with the conversion of the Series B Preferred Stock and the shares of common stock underlying the exercise of the warrants sold in the Series B Offering for eighteen months following the date of the sale of each of the Units; provided that all of such rights have expired or been waived by such investors to date. The shares of Series B Preferred Stock are convertible at the option of the holder into shares of our common stock at the rate of one for one, automatically convert into common stock if our common stock trades for at least ten consecutive trading days over $2.00 per share, accrue quarterly dividends at the rate of 12% per annum, and are required to be redeemed by the Company, if not converted prior to such redemption date, on the third anniversary of the issuance date of such shares at a redemption rate of $1.00 per share. The dividends are recorded as interest expense, due to the preferred stock being classified as a liability.

From February to May 2010, the Company sold 600,000 Units and raised $600,000 in connection with the Series B Offering.  These 600,000 shares of Series B Preferred Stock were issued and outstanding until June 15, 2011 at which point they were converted into common stock as described below.

The Mandatory Conversion provision of the Series B Convertible Preferred stock provided that if the closing sales price of the Company’s common stock was equal to or greater than $2.00 per share for a period of ten (10) consecutive trading days (as occurred between June 2 and June 15, 2011), each share of Series B Stock, without any required action by any holder of such Series B Stock, automatically converts into one (1) share of common stock of the Company (the “Automatic Conversion”).  In connection with the Automatic Conversion, each Series B Stock was automatically converted into common stock effective June 15, 2011, and such Series B Stock and all rights thereunder were automatically terminated and cancelled.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2010, the Company had utilized $1,616,638 of these NOLs leaving approximately $39.8 million of potential NOLs of which we expect to utilize approximately $3.6 million for the nine months ended September 30, 2011.

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

Recently Issued Accounting Pronouncements

Management does not expect the impact of any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Market Risk

Our revenues and cost of revenues are affected by fluctuations in the value of energy related products.  We attempt to mitigate much of the risk associated with the volatility of relevant commodity prices by using our knowledge of the market to obtain feedstock at attractive costs, by efficiently managing the logistics associated with our products, by turning our inventory over quickly, and by selling our products into markets where we believe we can achieve the greatest value.  We believe that the current downward trend in natural gas prices coupled with increasing crude oil prices provides an attractive margin opportunity for our TCEP.

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

On July 28, 2011, Buffalo Marine Service, Inc. (“Buffalo”) filed a complaint against Trafigura AG d/b/a Trafigura AG Inc. (“Trafigura”), KMTEX, Ltd. (“KMTEX”) and the Company in the United States District Court for the Southern District of Texas (Civil Action No. 4:11-cv-02544).

The complaint alleged that certain maritime liquid cargo transported by Buffalo (as operator of barges) was contaminated by Trafigura (who purchased products from the Company which were then transported on Buffalo’s barges) and /or KMTEX (who processes the Company's products) and/or the Company (who sold certain products to Trafigura which were then transported on Buffalo’s barges).  The causes of actions set forth in the complaint included Breach of Contract against Trafigura, Breach of Warranty against Trafigura, KMTEX and the Company, and Negligence/Gross Negligence by Trafigura, KMTEX (who processes the Company’s products), and the Company.

The total amount of damages claimed by Buffalo is not currently known.  The Company has engaged legal counsel in the matter and filed an answer to the complaint denying Buffalo’s allegations.  We intend to vigorously defend ourselves against Buffalo’s claims; however, at this stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty.

We are not currently involved in legal proceedings, other than the complaint described above, that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations other than as described above. We may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2011 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011 a total of 127,994 shares of the Company's Series A Preferred Stock were converted into 127,994 shares of our common stock on a one for one basis.  In addition, one employee of the Company exercised their options for the issuance of 5,000 shares of our common stock in consideration for $2,250.

Subsequent to the three months ended September 30, 2011, a total of 1,686 shares of the Company's Series A Preferred Stock were converted into 1,686 shares of our common stock on a one for one basis.

Subsequent to the three months ended September 30, 2011, one of the holders of warrants granted in connection with the Company's Offering of Units (consisting of the Series B Preferred Stock and warrants to purchase shares of the Company's common stock at an exercise price of $2.00 per share), exercised warrants to purchase 150,000 shares in consideration for $300,000 and was issued 150,000 shares of common stock.

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

3.1(2)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(5)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.

3.3(2)	Withdrawal of Designation of the Company’s Series B Preferred Stock

3.4(4)	Series B Convertible Preferred Stock Filing

3.5(2)	Bylaws of Vertex Energy, Inc.

4.1(2)	Vertex Energy, Inc., 2008 Stock Incentive Plan

4.2(3)	2009 Stock Incentive Plan of Vertex Energy, Inc.

10.1(2)	Asset Transfer Agreement

10.2(2)	Services Agreement

10.3(2)	Right of First Refusal Agreement

10.4(2)	Operating and Licensing Agreement

10.5(2)	Employment Agreement with Benjamin P. Cowart

10.6(2)	Employment Agreement with John Pimentel

10.7(2)	Employment Agreement with Matthew Lieb

10.8(2)	Letter Loan Agreement with Regions Bank

10.9(2)	Line of Credit with Regions Bank

10.10(2)	Security Agreement with Regions Bank

10.11(3)	Letter Agreement with Christopher Stratton

10.12(6)	Loan Agreement with Bank of America

10.13(6)	Security Agreement

10.14(8)(+)	Tolling (Processing) Agreement with KMTEX

10.15(8)(+)	First Amendment to Processing Agreement with KMTEX

10.16(8)	Form of Voting Agreement

10.17(8)	Form of Lock-Up Agreement

10.18(8)	Amended and Restated Employment Agreement with Chris Carlson

10.19(8)	First Amendment to Employment Agreement with Benjamin P. Cowart

10.20(8)	First Amendment to Employment Agreement with Matt Lieb

10.21*	Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace (July 5, 2011)

14.1(2)	Code of Ethics

16.1(2)	Letter from Stonefield Josephson, Inc.

21.1(8)	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

VERTEX ENERGY, INC.

Date: November 1, 2011	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2011	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)