Form 10-K
period 2011-12-31
Vertex Energy Inc.
filed 2012-03-29
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐ No   ☒

The issuer's revenues for the most recent fiscal year ended December 31, 2011 were $109,740,257.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11,524,532.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 9,443,921 shares of common stock issued and outstanding as of March 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

Part I

Part II

Part III

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	the level of competition in our industry and our ability to compete;
•	our ability to respond to changes in our industry;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	our ability to protect our intellectual property and not infringe on others’ intellectual property;
•	our ability to scale our business;
•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;
•	our ability to obtain and retain customers;
•	our ability to produce our products at competitive rates;
•	our ability to execute our business strategy in a very competitive environment;
•	trends in and the market for and the price of oil and gas and alternative energy sources;
•	our ability to maintain our relationship with KMTEX;
•	the impact of competitive services and products;
•	changes in environmental and other laws and regulations;
•	economic downturns both in the United States and globally;
•	risk of increased regulation of our operations and products;
•	negative publicity;
•	disruptions in the infrastructure that the Company and its partners rely on;
•	an inability to identify attractive acquisition opportunities, successfully negotiate acquisition terms or effectively integrate acquired companies or businesses;
•	interruptions at our facilities;
•	the fact that CMT may license TCEP to third parties at the Baytown, Texas facility or sell the TCEP technology, which could have an adverse effect on our business;
•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;
•	our ability to effectively manage our growth;
•	the lack of capital available on acceptable terms to finance our continued growth; and
•	other risk factors included under “Risk Factors” in this Report.

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Please see the “Glossary of Selected Terms” incorporated by reference hereto as Exhibit 99.1, for a list of abbreviations and definitions used throughout this report.

In this Annual Report on Form 10-K, we may rely on and refer to information regarding the refining, re-refining, used oil and oil and gas industries in general from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

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

Refining and Marketing Division

           Our Refining and Marketing division, which has been in business since 2004, aggregates used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers. We have toll-based processing agreements and/or understandings in place with Cedar Marine Terminal and KMTEX, Ltd. (“KMTEX”) to re-refine these feedstock streams, under our direction, into various end products that we specify.  Cedar Marine Terminal is a related party and uses a proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing.  KMTEX uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock.  We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement.

We currently provide our services in 13 states, primarily in the Gulf Coast and Central Midwest regions of the United States.  During the twelve month period ending December 31, 2011, we aggregated approximately 48.6 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 22.1 million gallons of used motor oil with our proprietary licensed TCEP process and through our third party processing agreement.

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

Reliance on Contracts and Relationships; Currently a Low Capital Intensive Business

We currently have no significant capital assets and instead contract on a fee-paid basis for the use of all assets we deem to be necessary to conduct our operations, from either independent third-parties or related-parties, pursuant to the License and Operating Agreement, described below, and other related party agreements described below under “Certain Relationships and Related Transactions, and Director Independence.” These assets are made available to us at market rates which are periodically reviewed by the Related Party Transaction Committee of the Company’s Board of Directors.

We also have an understanding in place with KMTEX, pursuant to which KMTEX has agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX, into more valuable feedstocks, including pygas, gasoline blend stock and cutterstock, which agreement expired on June 30, 2011, provided that Vertex believes that it will be able to renew or extend such agreement subsequent to the date of this Report as the parties have continued to operate under the terms of the agreement subsequent to its expiration. We are in discussions with KMTEX to extend or renew this agreement and have no reason to believe such agreement will not be extended or renewed.  In connection with and pursuant to the agreement, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees.

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

The following summarizes the Company’s related-party contracts and relationships, as well as the risks if such contracts or relationships are terminated:

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

CMT is the operator of our licensed Thermal Chemical Extraction Process – a process infrastructure located at the Cedar Marine Terminal, operated and managed by CMT, consisting of multiple tanks, associated piping and proprietary design and engineering for the thermal/chemical extraction of used motor oil.

Ownership:
95.1% owned by Vertex Holdings, L.P, (“Vertex LP”) and affiliated with Benjamin P. Cowart, Vertex’s Chairman and Chief Executive Officer, who serves as the general partner of CRC through VTX, Inc., an entity owned by Mr. Cowart.
	99% owned by Vertex LP and controlled by Mr. Cowart through his ownership of VTX.	99% owned by Vertex LP and controlled by Mr. Cowart through his ownership of VTX.

Existing Terms:
CRC provides transport services for Vertex as well as for various third parties.

Currently, approximately 90% of CRC’s revenue is generated from Vertex, and an additional 10% from companies affiliated with Vertex.

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

No written agreements or understandings currently exist between VR and Vertex other than the Services Agreement (described below under “Certain Relationships and Related Transactions, and Director Independence”), described below.

Approximately 25-35% of Vertex’s total feedstock comes from VR.

Vertex has a lease agreement with the Terminal.

CMT provides terminaling services to Vertex pursuant to a Services Agreement and Operating and Licensing Agreement.

Pursuant to the Operating and Licensing Agreement (described in greater detail below), Vertex has the right to license the TCEP from CMT at a price equal to the documented net development costs of such technology. CMT operates the actual TCEP and Vertex pays an operations fee to CMT. Although Vertex LP and Vertex are the only entities currently using TCEP, because the license is non-exclusive, CMT may license the technology to other parties and/or sell the technology outright. CMT currently provides terminaling services to Vertex’s competitors and may increase the volume of such services in the future.

Additionally, Vertex shares in water treatment operations from CMT, which are supplied at cost plus 10%.

In the event we are no longer able to contract with any of these related or third-party entities for access to these assets and related services at fair-market prices, or at all, then we would seek to contract with other parties to provide refining, trucking, and terminaling assets or services as needed to operate and grow our business. We cannot assure you that such assets and services could be acquired on a timely basis, at fair-market prices, or at all. Given the relative availability of refining, trucking, and terminaling infrastructure and services in the Gulf Coast and Central Midwest regions of the United States, however, we believe we would be able to replace our contracted assets and services with third-party providers, if necessary. Nonetheless, based on an assessment of the market options readily available, we believe that our current relationships and contracts with existing third-parties and related parties are the most beneficial ones currently available to us.

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

Operating and Licensing Agreement

In connection with the Merger and effective as of the effective date of the Merger, we entered into an Operating and Licensing Agreement (the “Operating Agreement”) with CMT.  CMT is controlled by Vertex LP, an entity which is majority owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  Pursuant to the Operating Agreement, CMT agreed to provide services to us in connection with the operation of the Terminal run by CMT, and the operations of and use of TCEP, in connection with a Terminaling Agreement by and between CMT and Vertex LP.  Additionally, we have the right to use the first 33,000 monthly barrels of the capacity of TCEP pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

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

In consideration for the services to be rendered pursuant to the Operating Agreement, we agreed to pay CMT its actual costs and expenses associated with providing such services, plus 10%, subject to a maximum price per gallon of $0.40, subject to CMT meeting certain minimum volume requirements as provided in the agreement. The maximum price to be paid per gallon is subject to change based on the mutual agreement of both parties and during the first quarter of 2010 we agreed to pay CMT its actual costs and expenses (which exceeded $0.40 per gallon) associated with providing such services, plus 10%, notwithstanding the maximum price per gallon.  This decision was made in light of unanticipated per gallon costs greater than $0.40 per gallon incurred during the start-up phase of the plant.  As of the date of this filing we are no longer operating under this structure, and are operating under the original structure of the agreement, as the costs at the end of the second quarter of 2010 were brought down significantly and we believe such costs will be maintained at levels below $0.40 per gallon moving forward.

Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of TCEP (the “License”) which we have fully paid for in the amount of $2,261,358  (the “R&D Costs”), in any market in the world (except at CMT’s Baytown facility where it is non-exclusive).

Feedstock Agreements:

The Black Oil division sells used oil and other feedstock to numerous customers on the Gulf Coast and in the Central Midwest parts of the United States.  The primary customers of its products are blenders and industrial burners, as described above as well as re-refiners of the feedstock.  The Black Oil Division is currently party to two feedstock sale agreements.  The first feedstock sale agreement has a term extending through December 31, 2012, subject to the terms of the agreement.  The agreement is also terminable by either party with thirty days notice of a material breach that is not cured.  The sale agreement requires that we provide between 8,000 and 22,000 barrels per calendar month of used oil product (“Recovery Oil”) during the term of the agreement; provides that the buyer shall have the right of first refusal to purchase additional Recovery Oil from us, which is procured within 300 miles of their current location; and provides that the buyer pay us a price per barrel equal to our direct costs, plus certain commissions based on the quality and quantity of the Recovery Oil we supply.  The Second feedstock sale agreement requires us to provide approximately 1,600 barrels per month of used oil product, which agreement currently operates on a month-to-month basis.

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

Additionally, in January 2012, the Company entered into an agreement to purchase used oil feedstock from a third party.  The agreement provided for the Company to purchase a minimum of 260,000 gallons of used oil feedstock per month at purchase prices based on a discount to the “Platt’s Oilgram Price Report,” with such discount reviewed and agreed upon quarterly.  The terms of the agreement provided for the agreement to continue until February 28, 2012; and month to month thereafter unless terminated by either party with 30 days prior written notice, provided that the agreement has been terminated as of the date of this filing.

The Refining and Marketing division does not rely solely on contracts, but also on the spot market to support the sale of its end products, which are commodities. We are party to a sales agreement which requires us to provide between 800 and 2,500 barrels of marine fuel cutterstock per day to a separate buyer pursuant to a 24 month contract which expired in July 2011; however the parties are still operating under the terms of the now expired agreement, which provides that the buyer pay us a price per gallon based on a premium to the market price of certain average weekly oil prices listed on the “Platts Oilgram Price Report”.

Vertex has and expects to continue to maintain positive working relationships with its customers.

Market

The petroleum by-products industry is driven by the financial and environmental benefits of recycling as well as by the amount of petroleum by-products generated each year. We believe used motor oil is among the largest segments of the petroleum by-products industry and that approximately 1.4 billion gallons of used oil are generated in the U.S. annually, of which approximately 1 billion gallons are recycled.  The market value of recycled oil is based, in large part, on its end use. Typically, recycled motor oil is either burned as an industrial fuel with pricing driven by the market for natural gas or it is re-refined into higher value end-products including lubricating base oils or transportation fuels with pricing driven by the markets for petroleum-derived products. The extent to which the financial benefits of recycling used oil are realized is driven by operating efficiency in aggregating, storing and transporting used oil supply; the extent to which the used oil is re-refined; and the price spread between natural gas and crude oil.  As of the date of this filing, the approximate market price for used oil was $1.80 per gallon and the approximate price for lubricating base oil ranges from $4.50 to $5.50 per gallon.  Based on a U.S. Department of Energy Study dated July 2006, approximately 83% of recycled oil is burned and 17% is re-refined representing a $2.3 billion market assuming an average price of $1.80 per gallon for 830 million gallons of oil burned annually and $5.00 per gallon for 170 million gallons of used oil re-refined annually.

As with the financial benefits of recycling used oil, the environmental benefits are also driven by its end use. Environmental regulations prohibit the disposal of used oil in sewers or landfills because used motor oil is insoluble and contains heavy metals and other contaminants that make it detrimental to the environment if improperly disposed.  Compared to burning used oil as an industrial fuel, re-refined oil significantly reduces the amount of toxic heavy metals and greenhouse gases and other pollutants introduced into the environment.  In addition, the use of re-refined motor oil conserves petroleum which would have otherwise been refined into virgin base stock oil.

The used oil recycling industry is comprised of multiple participants including generators, collectors, aggregators, processors, and end users.  Generators are entities that generate used oil through their daily operations such as automotive businesses conducting oil changes on consumer and commercial vehicles and industrial users changing lubricants on machinery and heavy equipment. Collectors are typically local businesses that purchase used oil from generators and provide on-site collection services. The collection market is highly fragmented and we believe there are more than 700 used oil collectors in the United States.   Aggregators are specialized businesses that purchase used oil and petroleum by-products from multiple collectors and sell and deliver it as feedstock to processors.  Processors, or re-refineries, utilize a processing technology to convert the used oil or petroleum by-product into a higher-value feedstock or end-product.

Conventional re-refineries typically employ vacuum distillation and hydrotreating processes to transform used oil into various grades of base oil.  Vacuum distillation is a process that removes emulsified contaminated water and separates used oil into base oil lubricant and light fuels.  The base oil is then hydrotreated to remove impurities such as sulfur, chlorine, and oxygen and to stabilize the end product.  A re-refined base oil is of equal quality and will last as long as a virgin base oil.  In addition, other re-refining processes transform used oil into product grades slightly lower than base oil that can be used as industrial fuels or transportation fuel blendstocks.

We believe that the used oil recycling market has significant growth potential through increasing the percentage of recycled oil that is re-refined rather than burned as a low cost industrial fuel. We believe that the financial and environmental benefits of re-refining used oil combined with consumer and commercial demand for high-quality, environmentally responsible products will drive growth in demand for re-refined oil and re-refining capacity in the United States.  If 10% of the used oil recycled each year were re-refined rather than burned, the market would grow by approximately $0.3 billion or 13%.  Furthermore, we believe that increasing consumer and industrial awareness of the environmental impact of improperly disposing used oil may drive additional market growth as approximately 30% of the used oil generated each year is improperly disposed rather than recycled.

Competitive Business Conditions

The industrial waste and brokerage of petroleum products industries are highly competitive. There are numerous small to mid-size firms that are engaged in the collection, transportation, treatment and brokerage of virgin and used petroleum products. Competitors include, but are not limited to: Safety-Kleen, Rio Energy, Inc., and FCC Environmental (formerly Siemens Hydrocarbon Recovery Services). These competitors actively seek to purchase feedstock from local, regional and industrial collectors, refineries, pipelines and other sources. Competition for these feedstocks may result in increasing prices to obtain used motor oil and transmix feedstocks critical to the success of Vertex’s business. In order to remain competitive, Vertex must control costs and maintain strong relationships with its feedstock suppliers. Vertex’s network of approximately 50 feedstock suppliers minimizes the reliance on any single supplier. A portion of the sales of the aggregated used motor oil product are based on supply contracts which include a range of prices which change based on feedstock quality specifications and volumes. This pricing structure helps to insulate Vertex from inventory risk by ensuring a spread between costs to acquire used motor oil feedstock and the revenues received for delivery of the feedstock. Vertex believes that price and service are the main competitive factors in the used motor oil collection industry. Vertex believes that its ability to accept large volumes of oil year round gives it an advantage over many of its competitors. Vertex also believes that its storage capacity and ability to process the streams of products that it receives and its ability to transport the end product through barge, rail and truck gives it an advantage over many of its competitors in the refining industry.

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

Vertex must also obtain and maintain a range of federal, state and local permits for its various logistical needs as well as TCEP.

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

Recent Events

From June 2, 2011 to June 15, 2011 (ten (10) consecutive trading days), the trading price of the Company’s common stock on the Over-The-Counter Bulletin Board closed at equal to or greater than $2.00 per share, which triggered the automatic conversion provision of then outstanding 600,000 shares of Series B Preferred Stock.  As a result, effective June 15, 2011, all 600,000 outstanding shares of Series B Preferred Stock automatically converted, without any required action by any holder thereof, into 600,000 shares of the Company’s common stock.

In June 2011, we extended our consulting agreement for investor relations services.  The agreement was made effective as of April 15, 2011 and will remain in effect until April 14, 2012.  We agreed to compensate the consultant with a monthly fee and reimburse the consultant for expenses incurred in connection with and pursuant to the agreement.  The agreement may be terminated by either party at any time upon 30 day written notice.  In addition the Company granted the consultant warrants to purchase 25,000 shares of our common stock, with cashless exercise rights, at an exercise price of $1.75 per share, 6,250 vested immediately and the remainder vest at 33 1/3% per year over the next three years.

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

The Board of Directors has previously formed a sub-committee of the Related Party Transaction Committee to begin reviewing a potential acquisition of certain assets and/or business units related to Vertex Holdings, LP, which is a related party, controlled by Benjamin P. Cowart, our largest shareholder, President and Director (“Vertex LP”).   As part of the Company’s merger transaction with World Waste Technologies, Inc. and Vertex LP, which closed on April 16, 2009, the Company was provided (1) a right of first refusal to match any third-party offer to purchase Vertex LP or its related entities (collectively the “Vertex LP Entities”) on the terms and conditions set forth in such offer; and (2) the option, exercisable in our sole discretion any time after the 18-month anniversary of the closing of the merger (which date was October 16, 2010) and so long as Mr. Cowart is employed by the Company, to purchase all or any part of the outstanding stock or assets of any of the Vertex LP Entities owned by Vertex LP or VTX, Inc. (its general partner, which is also controlled by Mr. Cowart), at a price based on an independent third-party valuation and appraisal of the fair market value of such Vertex LP Entity (the “Right of First Refusal”).

Pursuant to the merger agreement, the Company formed a committee of its board of directors (the “Related Party Transaction Committee”) which is required to include at least two “independent directors” (defined as any individuals who do not beneficially own more than 5% of the outstanding voting shares of the Company, are not employed by, or officers of the Company or any entity related to Mr. Cowart, are not directors or managers of any such company, are not family members of Mr. Cowart, and would qualify as “Independent Directors” as defined in the rules and regulations of the New York Stock Exchange). The Related Party Transaction Committee is charged with the review and pre-approval of any and all related party transactions, including between Vertex and Vertex LP, Mr. Cowart, or any other company or individual which may be affiliated with Mr. Cowart.  The previously formed sub-committee of the Related Party Transaction Committee including Dave Phillips, Dan Borgen and John Pimentel, will review and advise the Related Party Transaction Committee and the Board of Directors in connection with the potential exercise by the Company of the Right of First Refusal.

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

In October 2011, the Company entered into an agreement with Craig-Hallum Capital Group LLC (“C-H”) pursuant to which C-H agreed to provide underwriting services to the Company in connection with a proposed firm commitment underwritten offering of securities.  Pursuant to the agreement, we paid C-H a retainer fee of $5,000, agreed to pay C-H an underwriting discount equal to 7%  of the shares sold in the proposed offering, and reimburse C-H and its counsel for up to $150,000 in legal fees.  The agreement has a term through March 8, 2012, unless terminated earlier pursuant to the terms of the agreement, provided that the parties have discussed extending the term, provided further that no definitive agreements regarding an extension have been entered into to date.

Vertex Strategy

The Principal elements of our strategy include:

Grow our Core Business. Our focus is to continue to supply used motor oil and other petroleum by-product feedstock, as well as re-refined products to existing customers and to cultivate additional feedstock supply volume by expanding relationships with existing suppliers and developing new supplier relationships. We will seek to maintain good relations with existing suppliers, customers and vendors and the high levels of customer service necessary to maintain these businesses. We also plan to seek to develop relationships with additional re-refining facilities to serve as such facilities’ primary and exclusive feedstock provider.

Re-Refine Higher Value End Products.  We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher-value end products, including assets or technologies which complement our TCEP process.  Currently, we are using TCEP to re-refine used oil feedstock into fuel oil cutterstock for use in the marine fuel market.  We believe that continued improvements to the TCEP technology, in combination with or independent of additional technologies, will enable us to upgrade feedstock into end products, including lubricating base oil, that command higher market prices than the current re-refined products we produce.

Expand TCEP Re-Refinement Capacity.  We intend to expand our TCEP capacity by building additional TCEP facilities to re-refine feedstock.  We believe the TCEP process has a distinct competitive advantage over conventional re-refining technology because it produces a high-quality fuel oil product, and the capital expenditures required to build a TCEP processing plant are significantly lower than a comparable conventional re-refining facility.  By continuing the transition from our historical role as a value-added logistics provider to operating as a re-refiner we believe we will be able to leverage our existing feedstock supply network and aggregation capabilities to upgrade a larger percentage of our feedstock inventory into higher value end products which we believe should drive increased revenue and gross margins. We intend to build TCEP facilities near the geographic location of substantial feedstock sources where we have relationships through our aggregation business.  By establishing TCEP facilities near proven feedstock sources, we seek to lower our transportation costs and lower the risk of operating the plant at low capacity.

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

Alternative Energy Project Development. We will continue to evaluate and potentially pursue various alternative energy project development opportunities.  These opportunities may be a continuation of the projects sourced originally by World Waste and/or may include new projects initiated by us.

Employees

Vertex has 12 full-time employees and 1 independent contractor.  We believe that our relations with our employees are good.

Patents, Trademarks, and Licenses

Pursuant to the Operating Agreement, Vertex has the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of TCEP in any market in the world.

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

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risk factors and all of the other information set forth in this filing, including our consolidated financial statements and related notes, before investing in our common stock. The following risks and the risks described elsewhere in this filing, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, future results and cash flow. If that occurs, the trading price of our common stock could decline, and you could lose all or part of your investment.

GENERAL RISKS RELATING TO OUR OPERATIONS

We are currently in discussions regarding potential acquisition, merger or business combination opportunities and transactions and may choose to enter into such transactions in the future.

We are currently in discussions with certain third parties and related parties regarding potential acquisition, merger or business combination transactions.  We have not entered into or agreed to the terms of any definitive transactions to date.  However, in the future, we may choose to enter into acquisition, merger and/or business combination transactions with separate third-party or related-party companies, which may result in our majority shareholders changing, the ownership of our majority shareholders increasing and/or new shares of common or preferred stock (including preferred stock with rights and privileges superior to our common stock) being issued, resulting in substantial dilution to our then shareholders.   Additionally, any such transaction could result in a change of control, a change in our business focus or operations, and a change in the composition of our Board of Directors, which could result in the replacement of our current management.   In the event we enter into an acquisition, merger and/or business combination in the future, we can make no assurances that our management (or new management in the event our management changes in connection with such transaction) will be able to properly manage our direction or that any change in our business focus or operations will be successful or ultimately beneficial to our shareholders. If we do consummate any acquisition, merger and/or business combination transaction in the future and such transaction, or our resulting business focus or operations are unsuccessful, we may be forced to scale back or abandon our then current business plan or raise additional capital (which could result in further dilution to our then shareholders) either of which will likely cause the value of our common stock to decline in value or become worthless.

Vertex owes a significant amount of money in accounts payable.

As of December 31, 2011, Vertex owed approximately $7 million in accounts payable. Moving forward, Vertex may need to raise additional funding, and as such may need to seek additional debt or equity financing. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.

An event of default by Vertex LP, and a foreclosure of Vertex LP’s and CMT’s assets by its lending partners, would materially adversely affect the Company’s operations and the value of its securities.

Vertex LP, which is majority-owned and controlled by the Company’s Chief Executive Officer and Director, Benjamin P. Cowart, was previously a party to certain loan agreements, security agreements and related agreements with Regions Bank (“Regions”).  In August 2009, Vertex LP (and certain other entities controlled by and/or associated with Vertex LP, including but not limited to CMT) received notice from Regions that Regions believed it was in default of certain borrowing criteria set forth in the loan agreement between Vertex LP and Regions, and that Vertex LP had until October 1, 2009 at the latest, to remedy such alleged defaults.  Regions subsequently agreed to provide Vertex LP a six month extension of the due date of the loans made by Regions, and as a result, Vertex LP had until May 28, 2010 to remedy such defaults.  Subsequently, Vertex LP entered into a 12 month forbearance agreement by which it has agreed to certain principal and interest payments through September 27, 2011 in consideration for Regions forbearing from taking any action against Vertex LP.  Thereafter, Vertex LP refinanced its indebtedness held by Regions with Bank of America and on September 30, 2011, entered into a 3 year agreement with Bank of America.  The indebtedness is secured by substantially all of Vertex LP’s assets.  As a result, if an event of default were to occur under Vertex LP’s loan agreements with Bank of America, it could prohibit the Company from using Vertex LP’s assets (including TCEP) and services, and could result in the value of the Company’s securities becoming devalued and/or worthless and potentially force the Company to curtail or abandon its business plan or operations.

The sales of common stock previously subject to (a) lock-up agreements, in connection with our common stock, and/or (b) conversion limitations, in connection with the conversion of our Series A Preferred Stock; may depress the market price of and cause immediate and substantial dilution to the share price of our common stock.

Approximately 6.6 million of the Company’s outstanding shares of common stock are subject to Lock-up Agreements that provide that until three years following the effective date of the Merger (April 16, 2012)(the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer more than 5% of the total number of shares of common stock such holders beneficially own, without the Company's prior written consent.   As a result, all shares currently subject to such Lock-Up Agreements will be eligible to be sold (subject to restrictions of such shares under the Securities Act of 1933, as amended (the “Securities Act”)) following the expiration of such Lock-Up Agreements in April 2012.

Additionally, the Company has approximately 4.4 million shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of the date of this Report.  Among the other rights of the Series A Preferred Stock, each share of Series A Preferred Stock can be converted into one (1) share of common stock, provided that prior to the three-year anniversary of the Merger (April 16, 2012), no holder may, in any given three-month period, convert more than that number of shares of Series A Preferred Stock that equals 5% of the total number of shares of Series A Preferred Stock then beneficially owned by such holder (the “Conversion Limitation”).  Additionally, holders may convert only up to that number of shares of Series A Preferred Stock, such that upon conversion, the aggregate beneficial ownership of the Company’s common stock held by any such holder does not exceed 4.99% of the Company’s common stock then outstanding (the “Beneficial Limitation”).  As a result, all shares currently subject to such Conversion Limitation will be eligible to be sold (subject to restrictions of such shares under the Securities Act and the Beneficial Limitation) following the expiration of such Conversion Limitation in April 2012.

Consequently, in April 2012, we will have an additional approximately 11 million shares of common stock available for immediate resale, which were previously locked-up and/or restricted from conversion.  The sale of such common stock previously subject to Lock-Up Agreements may cause the price of our common stock to decline in value and the conversion and sale of shares of Series A Preferred Stock may cause the price of our common stock to decline in value and/or may cause immediate and substantial dilution to our common stock shareholders.  Additionally, the sale of such previously locked-up and/or recently converted Series A Preferred Stock shares may cause continued downward pressure on the price of our common stock.  Such sales and downward pressure may be exacerbated by the limited volume of our shares which trade.

Vertex has no significant long-term assets and needs to rely on its contracts and relationships with Vertex LP and its affiliates and certain third parties, which could affect Vertex’s ability to operate its business.

Vertex has very few physical assets, but instead its business is comprised of the rights to various contracts and arrangements. As such, moving forward, Vertex will need to rely on its relationships and agreements with Vertex LP and its affiliates, including with the following:

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

Our Chief Executive Officer has significant voting control over the Company, including the appointment of Directors.

Due to Mr. Cowart’s beneficial ownership of approximately 31% of Vertex’s common stock and voting agreements which are in place until April 16, 2012, which allow him to vote an additional approximately 26% of Vertex’s common stock for four of the six Directors of Vertex, at least one of whom must be “independent” as defined by the New York Stock Exchange, Mr. Cowart will have the right to appoint four of our six Directors until April 16, 2012 and significant control in the appointment of Directors thereafter. The holders of Vertex’s Series A preferred stock are entitled to elect one of Vertex’s six directors. Accordingly, the minority holders of shares of Vertex’s common stock will have a limited ability to vote for the election of directors.

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

Vertex has (1) a right of first refusal to match any third-party offer to purchase any of the Vertex LP Entities on the terms and conditions set forth in such offer; and (2) the option, exercisable in Vertex’s sole discretion so long as Mr. Cowart is employed by Vertex, to purchase all or any part of the outstanding stock of any of the Vertex LP Entities owned by Vertex LP or VTX, Inc., at a price based on an independent third-party valuation and appraisal of the fair market value of such Vertex LP Entity (the “Right of First Refusal”). Pursuant to the merger agreement, Vertex was required to form a committee of its board of directors (the “Related Party Transaction Committee”)  including at least two “independent directors” (defined as any individuals who do not beneficially own more than 5% of the outstanding voting shares of Vertex, are not employed by, or officers of Vertex or any entity related to Mr. Cowart, are not directors or managers of any such company, are not family members of Mr. Cowart, and would qualify as “Independent Directors” as defined in the rules and regulations of the New York Stock Exchange). The Related Party Transaction Committee is charged with the review and pre-approval of any and all related party transactions, including between Vertex and Vertex LP, Mr. Cowart, or any other company or individual which may be affiliated with Mr. Cowart.

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

This is exacerbated by the fact that three companies represented approximately 49%, 12%, and 10% of the Company’s revenues and two companies represented approximately 18% and 11% of outstanding purchases for the year ended December 31, 2011.  As a result, if the Company were to lose any of its largest revenue producing relationships, the Company may be forced to expend additional resources attempting to secure replacement relationships, which may not be on as favorable terms as its current relationships, if such relationships can be secured at all.

A significant portion of our historical revenues are a result of our agreement with KMTEX, which has expired to date, but which terms the parties have continued to operate under.

We previously had an agreement in place with KMTEX, pursuant to which KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX to process into more valuable feedstocks, including pygas, gasoline blendstock and cutterstock, which agreement expired on June 30, 2011, provided that Vertex believes that it will be able to renew or extend such agreement subsequent to the date of this report and the parties have continued to operate under the terms of the agreement subsequent to its expiration.  If KMTEX were to terminate our relationship and/or not agree to renew our agreement with it, we would be forced to spend resources attempting to locate another party which we could supply our feedstock which could take substantial time, if such alternative party is even available. If we are able to find another contracting party, the terms of the understanding or agreement with such contracting party may be on terms less favorable to us and/or may force us to transport our feedstock a greater distance.  As a result of the above, if we were to lose our relationship with KMTEX our expenses may increase, our results of operations may decrease and/or it may cause us to curtail or abandon our business plans, all of which would likely cause the value of our securities to decrease in value.

CMT has the right to license TCEP to third-parties at the Baytown, Texas facility, and/or to sell TCEP, subject in all cases to our rights to the License.

Pursuant to the Operating Agreement we have the right to use the first 33,000 monthly barrels of the capacity of TCEP, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.  Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) License to use the technology associated with the operations of TCEP in any market in the world (except at CMT’s Baytown facility where it is non-exclusive).  Due to the fact that TCEP is non-exclusive at CMT’s Baytown facility, CMT has the right to license its rights to TCEP to third parties at the Baytown, Texas facility or sell its rights to TCEP to third parties, subject to our rights to use the License.  Such actions could have an adverse effect on our ability to use TCEP, create competition for the use of and pricing of TCEP at the Baytown facility or separate facilities we may construct in the future and/or adversely affect our results of operations and revenues.

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

Vertex depends on the continuing availability of raw materials, including feedstock, to remain in production.  A serious disruption in supply of feedstock, or significant increases in the prices of feedstock, could significantly reduce the availability of raw materials at Vertex’s plant and which are available to be processed by Vertex’s third-party processors.  Additionally, increases in production costs could have a material adverse effect on its business, results of operations and financial condition.

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

Vertex’s future growth will depend on its ability to timely and economically complete and operate TCEP and its other planned re-refining facility and operate its existing refining operations. If Vertex’s operations are disrupted or its economic integrity is threatened for unexpected reasons, its business may experience a substantial setback. Moreover, the occurrence of significant unforeseen conditions or events in connection with the construction of Vertex’s planned facility may require it to reexamine its business model. Any change to Vertex’s business model or management’s evaluation of the viability of its planned services may adversely affect its business. Construction costs for Vertex’s future facilities may also increase to a level that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, Vertex may not be able to secure their services or products on a timely basis or on acceptable financial terms. Vertex may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could prevent Vertex from beginning or completing construction or commencing operations at its future planned re-refining facilities.

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

Disruptions to infrastructure and Vertex’s and its partner’s facilities could materially and adversely affect Vertex’s business.

Vertex’s business depends on the continuing availability of railroad, port, storage and distribution infrastructure and its and its partners re-refining facilities. Any disruptions in this infrastructure network or such re-refining facilities, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on Vertex’s business. Vertex relies on third parties to maintain the rail lines from their plants to the national rail network, and any failure by these third parties to maintain the lines could impede the delivery of products, impose additional costs and could have a material adverse effect on Vertex’s business, results of operations and financial condition. For example, previous damage to the Cedar Marine Terminal as a result of Hurricane Ike (which caused the terminal to temporarily be out of operation), resulted in increased costs associated with the shipping of feedstock through third party contractors, thereby raising the overall cost of the feedstock and lowering Vertex’s margins. Additional hurricanes or natural disasters in the future could cause similar damage to Vertex’s infrastructure, prevent Vertex from generating revenues while such infrastructure is undergoing repair (if repairable) and/or cause Vertex’s margins and therefore its results of operations to be adversely affected.

Additionally, Vertex has occasionally had to take its licensed TCEP facility offline to refurbish and upgrade such facility.  Any prolonged period during which the TCEP facility is non-operational or operational on a limited basis due to the decision to refurbish or upgrade such facility, or any other reason, including problems with the facility, could adversely affect Vertex’s revenues and results of operations.  Furthermore, any period during which KMTEX’s facilities are offline could have an adverse effect on Vertex’s revenues, force it to seek alternative re-refining facilities, which may be more expensive or require Vertex to transport its feedstock over longer distances, and may increase Vertex’s expenses, decreasing its operating margins.

Negative publicly may harm our operations and we may face additional expenses due to such negative publicity.

Only a relatively small number of entities operate in our industry including competitors, feedstock suppliers, re-refining operators, purchasers of our products and transportation companies.  If issues arise with our products or third parties (including entities which operate in our industry) allege issues with our products, even if no issues with such products exist, such negative publicity may force us to change service providers, undertake certain transportation activities ourselves, at higher costs than third parties would charge, or cause certain of our buyers, sellers or service providers to cease working with us. The result of such actions may result in our expenses increasing, a decrease in our ability to purchase feedstock, or our ability to sell or transport our resulting products, which could cause our revenues to decrease and/or expenses to increase, which could cause a material adverse effect on our results of operations.

Vertex’s commercial success will depend in part on its ability to obtain and maintain protection of its intellectual property.

Vertex’s success will depend in part on its ability to maintain or obtain and enforce any future patent rights and/or other intellectual property protection for its technologies and to preserve its trade secrets, and to operate without infringing upon the proprietary rights of third parties. Vertex has not obtained patents (although patent applications for the Company’s licensed TCEP are pending, which patent pending is owned by Vertex LP and its affiliates) in the United States or internationally for its technology to date. We cannot assure you that if Vertex files patent applications for its technologies, such patents will be granted or that the scope of any claims granted in any patent will provide Vertex with proprietary protection or a competitive advantage. Furthermore, we cannot assure you that if granted, such patents will be valid or will afford Vertex with protection against competitors with similar technology. The failure to obtain or maintain patents or other intellectual property protection on the technologies underlying Vertex’s technologies may have a material adverse effect on its competitive position and business prospects. It is also possible that Vertex’s technologies may infringe on patents or other intellectual property rights owned by others. Vertex may have to alter its products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to it. We cannot assure you that a license will be available to Vertex, if at all, upon terms and conditions acceptable to it or that it will prevail in any intellectual property litigation. Intellectual property litigation is costly and time consuming, and we cannot assure you that Vertex will have sufficient resources to pursue such litigation. If Vertex does not obtain a license under such intellectual property rights, is found liable for infringement or is not able to have such patents declared invalid, Vertex may be liable for significant money damages and may encounter significant delays in bringing products to market.

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

Vertex will rely on new technology to conduct its business, including TCEP, and its technology could become ineffective or obsolete.

Vertex will be required to continually enhance and update its technology to maintain its efficiency and to avoid obsolescence. Additionally, Vertex initially plans to rely on the License from CMT in connection with TCEP.

TCEP is currently commercially unproven and may not work over the long term in a profitable manner.  Currently TCEP is producing at expected levels and producing the quality of product we originally planned to produce; though the total revenues year to date generated by the process have been below our previous estimates, we anticipate that TCEP will be able to continue producing the level and quality of product we originally hoped and that our results of operations will reflect such levels of production as we move forward.

Additionally, the costs moving forward of enhancing and updating and/or replicating our technology may be substantial and may be higher than the costs that we anticipated for technology maintenance and development. If Vertex is unable to maintain the efficiency of its technology or replicate its technology, its ability to manage its business and to compete may be impaired. Even if Vertex is able to maintain technical effectiveness, its technology may not be the most efficient means of reaching its objectives, in which case it may incur higher operating costs than it would if its technology was more effective. The impact of technical shortcomings, including but not limited to the failure of TCEP, and/or the costs associated with enhancing or replicating TCEP could have a material adverse effect on Vertex’s prospects, business, financial condition, and results of operations.

Vertex’s business is subject to local, legal, political, and economic factors which are beyond its control.

Vertex believes that the current political environment for construction of its planned additional re-refining facilities is sufficiently supportive to enable it to plan and implement the construction of such additional re-refining facilities, funding permitting, of which there can be no assurance. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the re-refining industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in financial incentives, investment regulations, policies or a shift in political attitudes are beyond the control of Vertex and may adversely affect its business, plans for future re-refining facilities, and future financial results.

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

Our Line of Credit with Bank of America originally came due on September 16, 2011 (as described in greater detail below), but has been extended through March 31, 2012.  Vertex relies heavily on the availability and utilization of this line of credit for its operations and for the purchase of inventory.  If Vertex is unable to renew or replace this facility it may be forced to curtail or abandon its current and/or future planned business operations.

Vertex’s shareholders may have difficulty selling their shares because such shares will likely be deemed “penny stock.”

Since the shares of Vertex’s common stock are not listed on a national securities exchange, if the trading price of such shares is below $5.00 per share, trading in such shares will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in Vertex’s common stock, which could severely limit the market liquidity of such shares of common stock and the ability of such holders to sell their shares.

The market price of Vertex’s common stock may be adversely affected by market volatility.

The market price of Vertex’s common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	actual or anticipated variations in Vertex’s operating results;

•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by Vertex or its competitors;

•	announcements of new products or new contracts by Vertex or its competitors;

•	changes in financial estimates by securities analysts and whether Vertex’s earnings meet or exceed such estimates;

•	conditions and trends in the industries in which Vertex operates;

•	changing environmental standards;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the other risks described in this filing.

Vertex has established preferred stock which can be designated by the Vertex Board of Directors without shareholder approval and has established Series A preferred stock, which gives the holders a liquidation preference and the ability to convert such shares into Vertex’s common stock.

Vertex has 50,000,000 shares of preferred stock authorized which includes 5 million shares of designated Series A preferred stock of which approximately 4.4 million shares are issued and outstanding and 2,000,000 designated shares of Series B preferred stock, of which no shares are outstanding as of the date of this report.  The Vertex Series A preferred stock has a liquidation preference of $1.49 per share. As a result, if Vertex were to dissolve, liquidate or sell its assets, the holders of Vertex’s Series A preferred stock would have the right to receive up to the first approximately $6.6 million in proceeds from any such transaction. Consequently, holders of Vertex common stock may receive less consideration or no consideration in connection with such a transaction. Furthermore, the conversion of Series A preferred stock into common stock may cause substantial dilution to Vertex’s common shareholders. Additionally, because Vertex’s Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of its shareholders, Vertex’s shareholders will have no control over what designations and preferences Vertex’s future preferred stock, if any, will have.

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

If we are late in filing our Quarterly or Annual reports with the Securities and Exchange Commission or a market maker fails to quote our common stock on the Over-The-Counter Bulletin Board for a period of more than four days, we may be de-listed from the Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB (similar as to how we were automatically delisted from the OTCBB in March 2011, which forced us to take actions to requote our common stock on the OTCBB in May 2011). If we are late in our filings three times in any 24 month and are de-listed from the OTCBB period or are automatically delisted for failure of a market maker to quote our stock,  our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for oil refining and re-refining services.

Furthermore, because our common stock is traded on the Over -The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

Securities analysts may not cover our common stock and this may have a negative impact on our common stock’s market price.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our Company, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

We may become subject to additional financial and other reporting and corporate governance requirements that may be difficult for or costly for us to satisfy in the event we choose to list our common stock on the American Stock Exchange, Nasdaq Stock Market or similar exchange in the future.

We are currently required to file annual and quarterly information and other reports with the Securities and Exchange Commission that are specified in Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended; however, the Over-The-Counter Bulletin Board, where our common stock is currently quoted does not require that we maintain independent directors or require any other corporate governance requirements for companies to quote their securities and does not charge any annual fees to quote a company’s securities.  In the event we decide to list our common stock on the American Stock Exchange, Nasdaq Stock Market or another similar exchange in the future, we will become subject to rules requiring that certain of our Directors be independent, that we pay annual listing and stock issuance fees, that we comply with additional corporate governance requirements and that shareholders approve certain corporate actions and issuances, which obligations we are not currently required to comply with. These obligations will require a commitment of additional resources including, but not limited to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations may also increase our expenses and/or make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that we may require exchange (or market listing) approval for such transactions and/or such exchange (or market) may require us to obtain shareholder approval for such transactions. In particular, we may be required to:

•	create or expand the roles and duties of our board of directors, our board committees and management;

•	appoint new independent directors, including a “financial expert” to the audit committee;

•	institute a more comprehensive financial reporting and disclosure compliance function;

•	establish additional controls and procedures for compliance with required listing rules and regulations; and/or

•	establish new internal policies.

           We may not be successful in complying with these obligations, and compliance with these obligations could be time-consuming and expensive.

Our ability to use our net operating loss carryforwards may be subject to limitation.

           Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. Transactions that may occur in the future may trigger an ownership change pursuant to Section 382, and prior transactions may be deemed to have triggered an ownership change pursuant to Section 382, the result of which could limit the amount of net operating loss carryforwards that we can utilize annually to offset our taxable income, if any. Any such limitation could have a material adverse effect on our results of operations.

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

Vertex leases approximately 45,000 barrels in storage capacity for its TCEP division at Cedar Marine Terminal, located in Baytown, Texas.  The monthly lease expense is $45,000 and the lease expired in March 2011; however, the parties have agreed to an extension of the leases with the same terms and conditions, other than an increase in the monthly lease expense to $49,500 in consideration for an additional rental of 3,000 barrels of capacity through June 2012; provided that the terms of such extension are still subject to the approval of the Related Party Transaction Committee.

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

ITEM 4. Mine Safety Disclosures.

            Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Bulletin Board over-the-counter market (the “OTCBB”) under the symbol "VTNR.OB". On March 1, 2011, the Company was automatically delisted from the OTCBB due to the failure of a market maker to quote the Company’s common stock on the OTCBB for the time period required under FINRA rules and regulations and began trading on the OTC Pinks market (i.e., the OTCQB).  The Company took steps to remedy the matter and was requoted on the OTCBB on May 12, 2011.

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

QUARTER ENDING	HIGH	LOW
FISCAL 2011
December 31, 2011	$2.90	$2.05
September 30, 2011	$3.90	$2.56
June 30, 2011	$4.00	$0.71
March 31, 2011	$0.88	$0.36

FISCAL 2010
December 31, 2010	$0.90	$0.43
September 30, 2010	$0.96	$0.32
June 30, 2010	$0.98	$0.32
March 31, 2010	$1.25	$0.45

HOLDERS

As of March 16, 2012, there were approximately 730 holders of record of our common stock, not including holders who hold their shares in street name and 9,443,921 shares of common stock issued and outstanding.   As of March 16, 2012, there were 4,403,894 shares of our Series A Preferred Stock issued and outstanding and held by approximately 200 holders.

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

Each share of Vertex common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by Vertex’s board of directors. No holder of any shares of Vertex common stock has a preemptive right to subscribe for any Vertex security, nor are any shares of Vertex common stock subject to redemption or convertible into other securities. Upon liquidation, dissolution or winding-up of Vertex, and after payment of creditors and preferred shareholders of Vertex, if any, the assets of Vertex will be divided pro rata on a share-for-share basis among the holders of Vertex common stock. Each share of Vertex common stock is entitled to one vote, except with respect to the election of directors. Shares of Vertex common stock do not possess any cumulative voting rights.

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

Options and Warrants

Vertex assumed warrants to purchase approximately 94,084 shares of its common stock, each at a nominal exercise price and warrants to purchase an aggregate of 542,916 shares of common stock with exercise prices ranging from between $10.00 and $27.50 per share and options to purchase 659,300 shares of common stock with exercise prices ranging from between $1.55 to $37.00 per share in connection with the Merger (of which warrants to purchase 24,119  shares had expired unexercised as of December 31, 2011).  Vertex also granted warrants to purchase an aggregate of 774,478 shares of Vertex’s common stock to the partners of Vertex LP, which warrants had various exercise prices ranging from $1.55 to $37.00 per share, and had various expiration dates from between April 28, 2010 and February 26, 2018, and which warrants represented 40% of the total outstanding warrants and options of World Waste (not taking into account the warrants with a nominal exercise price, as described above) on the effective date of the Merger (of which warrants  to purchase 339,027 shares had expired unexercised as of December 31, 2011).

Vertex has also granted an aggregate of options to purchase 2,076,500 shares (of which options to purchase 85,000 shares have been forfeited, options to purchase 5,000 have expired and options to purchase 10,000 shares have been exercised) with exercise prices between $0.45 and $3.03 per share, all of which are held by Vertex’s employees, directors, and consultants and an additional options to purchase 25,000 shares which are held by consultants of the Company, which have exercise prices between $0.95 and $1.10 per share.

In January 2010, the Company undertook a private placement offering to accredited investors only of up to 2,000,000 units (the “Offering”), each consisting of (a) one share of Series B Preferred Stock; and (b) one three year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share (each a “Unit”).   During the year ended December 31, 2010, the Company sold 600,000 Units for total proceeds of $600,000.  From June 2, 2011 to June 15, 2011 (ten consecutive trading days), the trading price of the Company’s common stock on the Over-The-Counter Bulletin Board closed at equal to or greater than $2.00 per share, which triggered the Automatic Conversion Provision of the Series B Preferred Stock. As a result, effective June 15, 2011, all 600,000 previously outstanding shares of Series B Preferred Stock automatically converted, without any required action by any holder, into 600,000 shares of the Company’s common stock. Additionally, an aggregate of 150,000 of the warrants sold in connection with the Units have been exercised to date for cash of $300,000.

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

The following table provides information as of December 31, 2011 regarding the Plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

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

Recent Sales of Unregistered Securities

During the twelve months ending December 31, 2010, 79,950 shares of the Company's Series A Preferred Stock were converted and options and warrants to purchase 11,643 shares were exercised for an aggregate of 91,593 shares of the Company's common stock which have since been issued.  In addition, an employee exercised options to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.45 per share or $2,250 in aggregate, which shares were registered under the Company’s Form S-8 Registration Statement.  The Company issued 20,000 shares to consultants during the twelve months ending December 31, 2010, for services valued at $17,000.

During the twelve months ending December 31, 2011, 249,077 shares of the Company's Series A Preferred Stock were converted and warrants to purchase 190,000 shares were exercised for an aggregate of 439,077 shares of the Company's common stock (including warrants to purchase 150,000 shares exercised at $2 per share and warrants to purchase 40,000 shares exercised at $0.10 per share) which have since been issued.  In addition, an employee exercised options to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.45 per share or $2,250 in aggregate, which shares were registered under the Company’s Form S-8 Registration Statement.

Subsequent to December 31, 2011, a total of 22,745 shares of the Company’s Series A Preferred Stock were converted into 22,745 shares of the Company’s common stock and warrants to purchase 6,250 shares of the Company’s common stock at an exercise price of $1.75 per share were exercised for $10,938 and the Company issued 6,250 shares of the Company’s common stock in connection with such exercise.

We claim an exemption from registration afforded by Section 3(a)(9) of the Act for the above conversions, as the securities were exchanged by the Company with its existing security holder exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and Section 4(2) of the Act for the issuances and shares issuable upon cash exercise of the warrants and options, since the issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategy and Plan of Operations

Our goal is to continue to grow our business of recycling used motor oil and other petroleum by-product streams. Strategies to achieve this goal include (1) working to grow revenues in core businesses, (2) seeking to increase margins through developing additional processing capabilities, including but not limited to TCEP at additional locations other than Baytown, Texas, (3) increasing market share through greenfield development or through acquisitions, and (4) continued pursuit of alternative energy project development opportunities, some of which were originally sourced by World Waste.

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

•
We intend to work to improve margins by applying new technologies, including but not limited to the re-refining of certain oil feedstock through TCEP to existing and new feedstock streams. The first application of this technology at CMT’s Baytown, Texas facility came on-line during the third quarter of 2009 and we have continued to enhance the facility and process since that time.  We also plan to build additional facilities for various processes to implement proprietary company-owned, leased, or potentially acquired technologies to upgrade feedstock materials to create fuel oil cutter, vacuum gas oil and other value-added energy products.  By moving from our historical role as a value-added logistics provider, to operating as an actual re-refiner ourselves, we plan to improve margins through the upgrading of used motor oil and transmix inventories into higher value end products, funding permitting, of which there can be no assurance.

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

Additionally, the Board of Directors has previously formed a sub-committee of the Related Party Transaction Committee to begin reviewing a potential acquisition of certain assets and/or business units related to Vertex LP, which is a related party, controlled by Benjamin P. Cowart, our largest shareholder, President and Director (“Vertex LP”).   As part of the Company’s merger transaction with World Waste Technologies, Inc. and Vertex LP, which closed on April 16, 2009, the Company was provided (1) a right of first refusal to match any third-party offer to purchase Vertex LP or its related entities (collectively the “Vertex LP Entities”) on the terms and conditions set forth in such offer; and (2) the option, exercisable in our sole discretion any time after the 18-month anniversary of the closing of the merger (which date was October 16, 2010) and so long as Mr. Cowart is employed by the Company, to purchase all or any part of the outstanding stock or assets of any of the Vertex LP Entities owned by Vertex LP or VTX, Inc. (its general partner, which is also controlled by Mr. Cowart), at a price based on an independent third-party valuation and appraisal of the fair market value of such Vertex LP Entity.

Pursuant to the merger agreement, the Company formed the Related Party Transaction Committee which is required to include at least two “independent directors” (defined as any individuals who do not beneficially own more than 5% of the outstanding voting shares of the Company, are not employed by, or officers of the Company or any entity related to Mr. Cowart, are not directors or managers of any such company, are not family members of Mr. Cowart, and would qualify as “Independent Directors” as defined in the rules and regulations of the New York Stock Exchange). The Related Party Transaction Committee is charged with the review and pre-approval of any and all related party transactions, including between Vertex and Vertex LP, Mr. Cowart, or any other company or individual which may be affiliated with Mr. Cowart.  The previously formed sub-committee of the Related Party Transaction Committee including Dave Phillips, Dan Borgen and John Pimentel, will review and advise the Related Party Transaction Committee and the Board of Directors in connection with the potential exercise by the Company of the Right of First Refusal.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2010

Set forth below are our results of operations for the year ended December 31, 2011, as compared to the same period in 2010; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Twelve Months Ended December 31,
	2011	2010	$ Change	% Change
Revenues	$109,740,257	$58,140,985	$51,599,272	89%

Cost of Revenues	101,666,187	53,901,041	(47,765,146)	(89)%

Gross Profit	8,074,070	4,239,944	3,834,126	90%

Selling, general and administrative expenses	4,099,682	3,093,307	(1,006,375)	(33)%

Income from operations	3,974,388	1,146,637	2,827,751	247%

Other Income	-	219,333	(219,333)	(100)%
Interest Expense	(62,686)	(116,747)	54,061	46%
Total other income (expense)	(62,686)	102,586	(165,272)	(161)%

Income before income taxes	3,911,702	1,249,223	2,662,479	213%

Income tax (expense) benefit	1,841,813	(20,797)	1,862,610	8,956%

Net income	$5,753,515	$1,228,426	$4,525,089	368%

Each of our segment’s gross profit during these periods was as follows:

	Twelve Months Ended December 31,
Black Oil Segment	2011	2010	$ Change	% Change
Total revenue	$20,251,907	$16,346,493	$3,905,414	24%
Total cost of revenue	18,253,251	14,378,393	(3,874,858)	(27)%
Gross profit	$1,998,656	$1,968,100	$30,556	2%

Refining Segment
Total revenue	$89,488,350	$41,794,492	$47,693,858	114%
Total cost of revenue	83,412,936	39,522,648	(43,890,288)	(111)%
Gross profit	$6,075,414	$2,271,844	$3,803,570	167%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 89% for the year ended December 31, 2011, compared to the year ended December 31, 2010, due to increases in commodity pricing and increased volume.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for 2011 increased $25.99 per barrel from a 2010 average of $69.66 per barrel to an average of $95.66 per barrel during 2011.  On average, prices we received for our products increased 37% for the year ended December 31, 2011, compared to the year ended December 31, 2010, resulting in a $51 million increase in revenue.

Volume for our Black Oil division decreased 15% percent during fiscal 2011 compared to 2010, respectively.  This volume decrease is attributable to the increased amount of product being transferred to TCEP for additional processing as opposed to being sold through our Black Oil division.  Our per barrel margin in the Black Oil division increased approximately 20% for the twelve months ended December 31, 2011 from the same period in 2010.  The increases in margins were due to the increase in volume of product being transferred to be used in the TCEP process as well as increased volume of product being delivered and sourced to third party re-refiners.  As volumes and production increase for TCEP, additional margins will be recognized in our Refining and Marketing division.

Total volume companywide increased 26% during fiscal 2011 compared to 2010, and our per barrel margin increased approximately 52% for fiscal 2011, compared to 2010.

            Our Refining and Marketing division experienced an increase in production of 72% for its fuel oil cutter product for the year ended December 31, 2011, compared to the same period in 2010, and commodity price increases of approximately 39% over the same period.  The increased production was due in large part to the increased TCEP production during 2011.  The average posting (U.S. Gulfcoast No. 2 Waterborne) during 2011 increased $34.55 per barrel from $88.38 per barrel for 2010 to $122.73 per barrel for 2011.

Our Pygas production decreased 27% for the year ended December 31, 2011, compared to the same period in 2010; however, commodity prices increased approximately 33% for our finished product for 2011, compared to the same period in 2010.

Our gasoline blendstock volumes increased 60% for the year ended December 31, 2011 as compared to the same period in 2010.  The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) during 2011 increased $.69 per gallon from  to $2.09 per gallon for 2010  to $2.78 per gallon during 2011. The overall increase in revenues associated with our Refining and Marketing division was due to increases in market prices as well as volumes for the period ended December 31, 2011.

Our re-refining business, through the use of the contracted TCEP facility, generated revenues of $52,097,274 for the year ended December 31, 2011, with cost of revenues of $49,941,692 producing a gross profit of $2,155,582.  During the year ended December 31, 2010, these revenues were $19,431,676 with cost of revenues of $20,578,009 producing gross loss of $1,146,333.  Due to the Company having the rights to license the use of the technology, its income from operations has been positively affected for the twelve months ended December 31, 2011.  We currently operate this technology from CMT pursuant to a perpetual license as described above under “Operating and Licensing Agreement.” Overall volume for the Refining and Marketing division increased 49% during the twelve months ended December 31, 2011, compared to the twelve months ended December 31, 2010.  Margins per barrel increased substantially as a result of improved costs for our TCEP operation as well as improved market conditions for the twelve months ended December 31, 2011.

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

Prevailing prices of certain commodity products significantly impacted our revenues and cash flows during 2011, as noted above the revenue variances from fiscal 2010 to 2011 were largely due to the changes in commodity pricing between the two periods as detailed below.

The following table sets forth the high and low spot prices during 2010 for our key benchmarks.

2010
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.50	December 23	$1.84	February 8
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.41	December 23	$1.86	February 8
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$77.00	December 31	$60.55	May 25
NYMEX Crude oil (Dollars per barrel)	$91.38	December 31	$68.01	May 20
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during 2011 for our key benchmarks.

2011
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.30	April 8	$2.44	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.53	May 9	$2.33	January 25
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$105.20	November 8	$76.70	January 4
NYMEX Crude oil (Dollars per barrel)	$113.93	April 29	$75.67	October 4
Reported in Platt's US Marketscan (Gulf Coast)

We have seen steady increases in each of the benchmark commodities we track through December 2011.

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

Gross profit increased 90% from $4,239,944 for the twelve months ended 2010 to $8,074,070 for the twelve months ended 2011, primarily due to increases in volumes sold or re-refined, more stabilized and increasing commodity pricing, and reduced costs related to the contracted TCEP process.

We had selling, general and administrative expenses of $4,099,682 for the twelve months ended December 31, 2011, compared to $3,093,307 from the prior year’s period, an increase of $1,006,375 or 33% from the prior period, due to increases in marketing, investor relations and payroll expenses from the prior period.

We had income before income taxes of $3,911,702 for the twelve months ended December 31, 2011 compared to income before income taxes of $1,249,223 for the twelve months ended December 31, 2010, an increase in net income of $2,662,479 or 213% from the prior year’s period.  The increase in net income before taxes was largely due to increased volumes and improved performance of our TCEP process which created an increase of 90% in our gross profit, compared to the year ended December 31, 2010.   We had an income tax benefit of $1,841,813 for the year ended December 31, 2011, compared to an income tax expense of $20,797 for the year ended December 31, 2010.  The increase is due to a benefit for income taxes, for which for the Company has recorded a net deferred asset based on reducing our valuation allowance related to our approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

 We had net income of $5,753,515 for the twelve months ended December 31, 2011 compared to net income of $1,228,426 for the twelve months ended December 31, 2010, an increase in net income of $4,525,089 or 368% from the prior year’s period.

Financial Highlights for the Fourth Quarter Include:

•	Revenue increased 99% to $31.3 million for the fourth quarter 2011, compared with $16 million in the year-ago quarter;

•	Gross profit decreased 12% to $1.30 million compared with $1.48 million in the prior year’s quarter; and

•
Volumes increased 29% during the fourth quarter of 2011 compared to 2010, and our per barrel margin decreased approximately 32% for the fourth quarter of 2011, compared to the prior year’s fourth quarter.

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

We had total assets of $16,733,971 as of December 31, 2011 compared to $8,139,345 at December 31, 2010.  This increase was partially due to the improvement in net income during the twelve months ended December 31, 2011 which increased by $4,525,089 to net income of $5,753,515 for the year ended December 31, 2011 compared to the year ended December 31, 2010, as well as the $2,506,999 increase in inventory along with an increase in accounts receivable of $3,953,496 as of December 31, 2011, compared to December 31, 2010.  This increase in inventory is partly due to increased commodity pricing which increases the carrying cost of our inventory as well as timing of our sales.  In addition there was a $95,583 increase in the balance of the license for the TCEP technology (due to increased expenditures on such process offset by amortization on such asset), described below, all of which attributed to the increase in total assets as of December 31, 2011, compared to December 31, 2010.  Total current assets as of December 31, 2011 of $12,674,254 consisted of cash and cash equivalents of $675,188, accounts receivable, net of $5,436,006, accounts receivable-related party of $2,459, inventory of $6,408,780, and prepaid expenses of $151,821.  Long term assets consisted of fixed assets, net of $124,168, and a licensing agreement, net, in the amount of $1,929,549, which represents the value of the Company’s licensing agreement for the use of TCEP, net of amortization.  As of December 31, 2011, an additional $861,358 of development investments have been made to TCEP and added to the original $1.4 million license value.  In addition as a result of the approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods, the Company has recorded a deferred federal income tax asset of $2,006,000 as of December 31, 2011. The Company has fully paid CMT for the license for the thermal/chemical process as of the date of this filing.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.

 The enhancements to the contracted TCEP process during the year ended December 31, 2011, which were expended by CMT and reimbursed by the Company totaled $241,454, and helped increase certain efficiencies related to the plant, as well as increase the volume of throughput capacity through the facility.

We had total liabilities of $7,396,474 as of December 31, 2011, compared to $5,600,472 at December 31, 2010.  This increase was largely due to the increase in our accounts payable during the twelve months ended December 31, 2011 of $1,870,994, At December 31, 2011, total liabilities consisted of accounts payable of $6,464,193, accounts payable – related parties of $620,724 and deposits of $235,557 and deferred federal income tax of $76,000.  Total liabilities decreased by $600,000 as of December 31, 2011, compared to December 31, 2010, in connection with the mandatorily redeemable Series B Preferred Stock, which was converted into common stock in 2011, as described below.

We had positive working capital of $5,353,780 as of December 31, 2011. Excluding current liabilities and current assets related to related parties, our working capital was $5,972,045 as of December 31, 2011.  The improvement in working capital from December 31, 2010 to December 31, 2011 is mainly due to the net income of $5,753,515 which we generated for the twelve months ended December 31, 2011.

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

In September 2010, the Company entered into a loan agreement with Bank of America Merrill Lynch (“Bank of America”).

Pursuant to the loan agreement, Bank of America agreed to loan up to $3,500,000 in the form of a revolving line of credit, which is expected to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the Bank of America LIBOR rate plus 3%, adjusted daily, and was due on September 16, 2011.  On September 22, 2011, Bank of America provided an extension through December 31, 2011 on the Line of Credit and on December 19, 2011 Bank of America provided an additional extension through March 31, 2012.  We also agreed to certain affirmative and negative covenants in connection with our entry into the Loan Agreement, including, among other things, the requirement to maintain a ratio of (a) net income, plus income taxes and interest expense; to (b) interest expense, of at least 1.5 to 1, on a quarterly basis; and the prohibition, without the prior consent of Bank of America, of the sale of any assets outside the normal course of business and/or the acquisition of any assets outside the normal course of business.  As of December 31, 2011, the Company was in compliance on all of its covenants.

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

As of December 31, 2011, there was no balance due on the Line of Credit, of which there was $3,500,000 available (based on the criteria described above, and the letter of credit described below).

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

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  The total number of shares of common stock outstanding as of the date of this report was 9,443,921 shares, and approximately 6,600,000 of these shares are subject to Lock-up Agreements.  The Lock-up Agreements provide that until April 16, 2012 (the “Lock-Up Period”), shareholders subject to the Lock-Up Agreements cannot sell, assign, pledge or otherwise transfer any shares of common stock such holders beneficially own, without the Company's prior written consent.  Notwithstanding the foregoing, the Lock-up Agreements provide that the holders may transfer (i) all or any portion of the shares subject to the Lock-up Agreements commencing on the date that the closing price of our common stock has averaged at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume over the same 20-day period has averaged at least 7,500 shares; (ii) all or any portion of the shares as a bona fide gift or gifts, provided that the donee or donees thereof agree to be bound by the restrictions set forth in the Lock-up Agreement, (iii) all or any portion of the shares to any trust for the direct or indirect benefit of the holder or the immediate family of the holder, provided that the trustee of the trust agrees to be bound by the restrictions set forth in the Lock-up Agreement, and provided further that any such transfer shall not involve a disposition for value, and (iv) in any given three-month period commencing on the one-year anniversary of the effective date of the Merger, up to that number of shares equal to 5% of the total number of shares then beneficially owned by such holder.

Additionally, the Company has approximately 4.4 million shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of the date of this report.  Among the other rights of the Series A Preferred Stock, each share of Series A Preferred Stock can be converted into one (1) share of common stock, provided that prior to April 16, 2012, no holder may, in any given three-month period, convert more than that number of shares of Series A Preferred Stock that equals 5% of the total number of shares of Series A Preferred Stock then beneficially owned by such holder (the “Conversion Limitation”).  Additionally, holders may convert only up to that number of shares of Series A Preferred Stock, such that upon conversion, the aggregate beneficial ownership of the Company’s common stock held by any such holder does not exceed 4.99% of the Company’s common stock then outstanding (the “Beneficial Limitation”).

Consequently, in April 2012, we will have an additional approximately 11 million shares of common stock available for immediate resale, which were previously locked-up and/or restricted from conversion.  The sale of such common stock previously subject to Lock-Up Agreements may cause the price of our common stock to decline in value and the conversion and sale of shares of Series A Preferred Stock may cause the price of our common stock to decline in value and/or may cause immediate and substantial dilution to our common stock shareholders.  Additionally, the sale of such previously locked-up and/or converted Series A Preferred Stock shares may cause continued downward pressure on the price of our common stock.  Such sales and downward pressure may be exacerbated by the limited volume of our shares which trade.

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

Cash flows for the fiscal year ended December 31, 2011 compared to the fiscal year ended December 31, 2010 were:

	Years ended December 31,
	2011	2010

Beginning cash and cash equivalents	$744,313	$514,136

Net cash provided by (used in):
Operating activities	(70,866)	774,978
Investing activities	(304,509)	(305,229)
Financing activities	306,250	(239,572)

Net change in cash and cash equivalents	(69,125)	230,177

Ending cash and cash equivalents	$675,188	$744,313

 Operating activities used cash of $70,866 for the twelve months ended December 31, 2011 as compared to providing $774,978 of cash during the corresponding period in 2010.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Line of Credit with Bank of America, described above.  The primary reasons for the decrease in cash provided by operating activities are related to the increase of $3,953,496 in accounts receivable, along with a $2,506,999 increase in inventory and $1,930,000 of deferred federal income tax, offset by a $1,870,994 increase in accounts payable for the year ended December 31, 2011 and $5,753,515 of net income.  Additionally, non-cash items increasing net income related to stock compensation provided $138,859 of liquidity and depreciation and amortization contributed $161,048 of net cash.

Investing activities used cash of $304,509 for the twelve months ended December 31, 2011 as compared to having used $305,229 during the corresponding period in 2010.  Investing activities in 2011 were comprised of $241,454 in cash payments related to the license of the TCEP and $63,055 for the purchase of fixed assets.

Financing activities provided $306,250 of cash during the twelve months ended December 31, 2011, as compared to using $239,572 during the corresponding period in 2010. Financing activities in 2011 included $306,250 of proceeds from the exercise of common stock warrants and options.

In January 2010, the Company began a private placement offering to accredited investors only of up to 2,000,000 units (the “Offering”), each consisting of (a) one share of Series B Preferred Stock; and (b) one three year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share (each a “Unit”).  We also agreed to grant investors in the Offering piggy-back registration rights (which were subsequently waived at the Company’s request) in connection with the shares of common stock issuable in connection with the conversion of the Series B Preferred Stock and the shares of common stock underlying the exercise of the warrants sold in the Offering. The shares of Series B Preferred Stock are convertible at the option of the holder into shares of our common stock at the rate of one for one, automatically convert into common stock if our common stock trades for at least ten consecutive trading days over $2.00 per share, accrue quarterly dividends at the rate of 12% per annum, and are required to be redeemed by the Company, if not converted prior to such redemption date, on the third anniversary of the issuance date of such shares at a redemption rate of $1.00 per share. The dividends are recorded as interest expense, due to the preferred stock being classified as a liability.

During 2010, the Company sold 600,000 Units and raised $600,000 in connection with the Offering.  These  600,000 shares of Series B Preferred Stock were issued and outstanding until June 15, 2011 at which point they were converted into common stock as described below.

The Mandatory Conversion provision of the Series B Stock provided that if the closing sales price of the Company’s common stock was equal to or greater than $2.00 per share for a period of ten (10) consecutive trading days (as occurred between June 2 and June 15, 2011), each share of Series B Stock, without any required action by any holder of such Series B Stock, automatically converts into one (1) share of common stock of the Company (the “Automatic Conversion”).  In connection with the Automatic Conversion, each share of Series B Stock was automatically converted into common stock effective June 15, 2011, and such Series B Stock and all rights thereunder were automatically terminated and cancelled.

In September 2011, one of the holders of the Series B Preferred Stock exercised warrants to purchase 150,000 shares of the Company’s common stock and provided the Company aggregate proceeds of $300,000 (warrant exercised at $2 per share).

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2010, the Company had utilized $1,616,638 of these NOLs leaving approximately $39.8 million of potential NOLs of which we expect to utilize approximately $4.4 million for the twelve months ended December 31, 2011.

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

Recently Issued Accounting Pronouncements

In May 2011, the provisions of ASC Topic 820, “Fair Value Measurement,” were amended to clarify the application of existing fair value measurements and to change certain fair value measurement and disclosure requirements.  Amendments that change measurement and disclosure requirements relate to (i) fair value measurement of financial instruments that are managed within a portfolio, (ii) application of premiums and discounts in a fair value measurement, and (iii) additional disclosures about fair value measurements categorized with Level 3 of the fair value hierarchy.  These provisions are effective for the first interim or annual period beginning after December 31, 2011.  The adoption of this guidance effective January 1, 2012 will not affect our financial position or results of operations, but may result in additional disclosure.

In December 2011, the provisions of ASC Topic 210, “Balance Sheet,” were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position.  The guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement.  These provisions are effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this guidance effective January 1, 2013 will not affect our financial position or results of operations, but may result in additional disclosures.

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

Item 8. Financial Statements and Supplementary Data

VERTEX ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Vertex Energy, Inc.
Houston, TX

We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Energy, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 26, 2012

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$675,188	$744,313
Accounts receivable, net	5,436,006	1,482,510
Accounts receivable- related party	2,459	-
Inventory	6,408,780	3,901,781
Prepaid expenses and other current assets	151,821	100,485
Total current assets	12,674,254	6,229,089

Noncurrent assets
Licensing agreement, net	1,929,549	1,833,966
Fixed assets, net	124,168	76,290
Deferred federal income tax	2,006,000	-
Total noncurrent assets	4,059,717	1,910,256

TOTAL ASSETS	$16,733,971	$8,139,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$6,464,193	$4,593,199
Accounts payable-related parties	620,724	407,273
Deposits	235,557	-
Total current liabilities	7,320,474	5,000,472

Long-term liabilities
Mandatorily redeemable preferred stock, Series B, $.001 par value, 2,000,000 shares authorized, 0 and 600,000 issued and outstanding as of December 31, 2011 and 2010 (includes $150,000 to a related party), respectively	-	600,000
Deferred federal income tax	76,000	-
Total liabilities	7,396,474	5,600,472

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 4,426,639 and 4,675,716 issued and outstanding at December 31, 2011 and 2010, respectively	4,427	4,676
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 9,414,926 and 8,370,849 issued and outstanding at December 31, 2011 and 2010, respectively	9,415	8,371
Additional paid-in capital	3,319,388	2,275,074
Retained earnings	6,004,267	250,752
Total stockholders’ equity	9,337,497	2,538,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,733,971	$8,139,345

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2011 AND 2010

	2011	2010

Revenues	$109,722,279	$58,135,407
Revenues-related parties	17,978	5,578
	109,740,257	58,140,985

Cost of revenues	101,666,187	53,901,041

Gross profit	8,074,070	4,239,944

Selling, general and administrative expenses	4,099,682	3,093,307

Income from operations	3,974,388	1,146,637

Other income (expense)
Other income	-	219,333
Interest expense	(62,686)	(116,747)
Total other income (expense)	(62,686)	102,586

Income before income taxes	3,911,702	1,249,223

Income tax (expense) benefit	1,841,813	(20,797)

Net income	$5,753,515	$1,228,426

Earnings per common share
Basic	$0.65	$0.15
Diluted	$0.39	$0.09

Shares used in computing earnings per share
Basic	8,884,681	8,294,436
Diluted	14,775,339	14,128,864

See accompanying notes to the consolidated financial statements

Vertex Energy, Inc.
Statements of Stockholders' Equity
For the Years Ending December 31, 2011 and 2010

						Retained	Total
	Common Stock Shares	Common Stock $.001 Par	Preferred Stock Shares	Preferred Stock $.001 Par	Additional Paid-in Capital	Earnings (Deficit)	Stockholders' Equity

Balance on December 31, 2009	8,254,256	$8,254	4,755,666	$4,756	$2,090,507	$(977,674)	1,125,843

Exercise of stock options and warrants	16,643	17	-	-	2,266	-	2,283

Issuance of stock options and warrants	20,000	20	-	-	182,301	-	182,321

Conversion of preferred A stock to common	79,950	80	(79,950)	(80)	-	-	-

Net income	-	-	-	-	-	1,228,426	1,228,426

Balance on December 31, 2010	8,370,849	8,371	4,675,716	4,676	2,275,074	250,752	2,538,873

Exercise of stock options and warrants	195,000	195	-	-	306,055	-	306,250

Issuance of stock options and warrants	-	-	-	-	138,859	-	138,859

Conversion of preferred B stock to common	600,000	600	-	-	599,400	-	600,000

Conversion of preferred A stock to common	249,077	249	(249,077)	(249)	-	-	-

Net income	-	-	-	-	-	5,753,515	5,753,515

Balance on December 31, 2011	9,414,926	$9,415	4,426,639	$4,427	$3,319,388	$6,004,267	$9,337,497

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Cash flows operating activities
Net income	$5,753,515	$1,228,426
Adjustments to reconcile net income to cash
provided by (used in) operating activities
Stock based compensation	138,859	182,321
Depreciation and amortization	161,048	145,977
Deferred federal income tax	(1,930,000)	-
Changes in assets and liabilities
Accounts receivable	(3,953,496)	705,913
Accounts receivable- related party	(2,459)	-
Inventory	(2,506,999)	(922,898)
Prepaid expenses and other current assets	(51,336)	15,056
Accounts payable and accrued expenses	1,870,994	(459,358)
Accounts payable-related parties	213,451	(120,459)
Other deposits	235,557	-
Net cash provided by (used in) operating activities	(70,866)	774,978

Cash flows from investing activities
Purchase of intangible assets	(241,454)	(288,015)
Purchase of fixed assets	(63,055)	(17,214)
Net cash used in investing activities	(304,509)	(305,229)

Cash flows from financing activities
Proceeds from sale of Series B Preferred “B” stock	-	600,000
Proceeds from exercise of common stock warrants	306,250	2,283
Payments on due to related party balance	-	(841,855)
Net cash provided by (used in) financing activities	306,250	(239,572)

Net change in cash and cash equivalents	(69,125)	230,177

Cash and cash equivalents at beginning of the period	744,313	514,136

Cash and cash equivalents at end of period	$675,188	$744,313

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$80,756	$95,874
Cash paid for income taxes during the period	$107,000	$10,500

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$249	$-

Conversion of Series B Preferred Stock into common stock	$600,000	$-

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Vertex Energy, Inc. (“Vertex Energy” or the “Company”), provides a range of services designed to aggregate, process and recycle industrial and commercial waste systems.  Vertex Energy currently provides these services in 13 states, primarily in the Gulf Coast and Central Midwest Region of the United States.

COMPANY OPERATIONS

Vertex Energy’s operations are primarily focused on recycling industrial waste streams and off-specification commercial chemical products. The waste streams are purchased from an established network of local and regional collectors and generators. The Company manages the transport, storage and delivery of the aggregated feedstock and product streams to end users. Vertex Energy’s two principal divisions are comprised of Black Oil and Refining and Marketing.

Black Oil

Through its Black Oil division, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 50 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company purchases the used oil from collectors and manages the logistics of transport, storage and delivery to our customers.  Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge.  In many cases, there are contractual purchase and sale agreements with the suppliers and customers, respectively.  These contracts are beneficial to all parties involved because they ensure a minimum volume is purchased from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil.

Refining and Marketing

Through its Refining and Marketing division, which has been operational since 2004, Vertex Energy aggregates used motor oil, petroleum distillates, transmix and other off-specification chemical products.  These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers.  The Company has toll-based processing agreements and understandings in place with Cedar Marine Terminal and KMTEX, Ltd. (“KMTEX”) to re-refine these feedstock streams, under the Company’s direction, into various end products.  Cedar Marine Terminal is a related party and uses the proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing.  KMTEX uses industry standard processing technologies to re-refine the feedstock into pygas, gasoline blendstock and marine fuel cutterstock.  The Company sells the re-refined products directly to end customers or to processing facilities for further refinement.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts previously reported in our annual report on Form 10-K for the year ended December 31, 2010 have been reclassified to conform to the 2011 presentation.  These reclassifications have no impact on net income.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any significant off balance sheet credit exposure related to its customers.  The allowance was $0 at December 31, 2011 and 2010.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Use of estimates

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States.  Certain amounts included in or affecting the financial statements and related disclosures must be estimated by management, requiring certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared.  These estimates and assumptions affect the amounts reported for assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements.  Any effects on the business, financial position or results of operations from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Recently issued accounting pronouncements

In May 2011, the provisions of ASC Topic 820, “Fair Value Measurement,” were amended to clarify the application of existing fair value measurements and to change certain fair value measurement and disclosure requirements.  Amendments that change measurement and disclosure requirements relate to (i) fair value measurement of financial instruments that are managed within a portfolio, (ii) application of premiums and discounts in a fair value measurement, and (iii) additional disclosures about fair value measurements categorized with Level 3 of the fair value hierarchy.  These provisions are effective for the first interim or annual period beginning after December 31, 2011.  The adoption of this guidance effective January 1, 2012 will not affect our financial position or results of operations, but may result in additional disclosure.

In December 2011, the provisions of ASC Topic 210, “Balance Sheet,” were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position.  The guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement.  These provisions are effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this guidance effective January 1, 2013 will not affect our financial position or results of operations, but may result in additional disclosures.

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

The consolidated financial statements include revenues from related parties of $17,978 and $5,578 and inventory purchases from related parties of $12,678,982 and $5,543,630 for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, the Company owes $620,724 of accounts payable to related parties including Cedar Marine Terminal (“CMT”), H&H Oil Baytown, H&H Oil Austin and H&H Oil Corpus. These entities are majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  The Company also incurred process costs of $7,395,849 and $5,940,243 for the years ended December 31, 2011 and 2010, respectively.  The costs arise from the Thermal Chemical Extraction Process (“TCEP”) operating agreement with CMT, whereby we pay up to $0.40 per gallon of processing costs.  In the past, both parties have agreed to share increased costs.

The Company subleases office space from Vertex LP. Rental payments under the lease are approximately $6,600 per month and the lease will expire in June 2012.

The Company leases approximately 30,000 barrels in storage capacity for its Black Oil division at CMT, located in Baytown, Texas.  The monthly lease expense is $22,500 and the lease expired in March 2011; however, the parties have agreed to an extension of the lease with the same terms and conditions through June 2012; provided that the terms of such extension are still subject to the approval of the Related Party Transaction Committee.

The Company leases approximately 45,000 barrels in storage capacity for its TCEP division at CMT, located in Baytown, Texas.  The monthly lease expense is $45,000 and the lease expired in March 2011; however, the parties have agreed to an extension of the lease with the same terms and conditions, other than an increase in the monthly lease expense to $49,500 in consideration for an additional rental of 3,000 barrels of capacity through June 2012; provided that the terms of such extension are still subject to the approval of the Related Party Transaction Committee.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 4.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the year ended December 31, 2011, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

At December 31, 2011 and 2010 and for the years then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2011		2010
	% of	% of	% of	% of
	Revenues	Receivables	Revenues	Receivables
Customer 1	49%	44%	28%	66%
Customer 2	12%	15%	17%	0%
Customer 3	10%	16%	18%	2%
Customer 4	8%	2%	8%	32%
Customer 5	5%	15%	5%	0%

The Company purchases goods and services from two companies that represented 18% and 11% of total purchases for the year ended December 31, 2011.

The Company has several purchase agreements with suppliers that require purchases of minimum quantities of the Company’s products.  The agreements generally have a three month to one year term, after which they become month-to-month agreements.  There are no penalties associated with these agreements.

The Company has one debt facility available for use, of which there was $0 outstanding as of December 31, 2011 and December 31, 2010, respectively. See Note 5 for further details.

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

The Company, in its normal course of business, is involved in various other claims and legal action.  In the opinion of management, the outcome of these claims and actions will not have a material adverse impact upon the financial position of the Company. On July 28, 2011, a complaint was filed that included the Company in the United States District Court for the Southern District of Texas (Civil Action No. 4:11-cv-02544).  The total amount of damages claimed is not currently known. The Company has engaged legal counsel in the matter and filed an answer to the complaint denying the allegations.  At this stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the merger between World Waste Technologies, Inc. ("World Waste") and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2010, the Company had utilized $1,616,638 of these NOLs leaving approximately $39.8 million of potential NOLs of which we expect to utilize approximately $4.4 million for the year ended December 31, 2011.

NOTE 5. NOTES PAYABLE

In September 2010, the Company entered into a loan agreement and obtained a line of credit with Bank of America Merrill Lynch. The balance on the line of credit was $0 and $3,500,000 was available at December 31, 2011. On December 31, 2011 Bank of America provided an extension on the line of credit through March 31, 2012 and the Company will renegotiate the terms of the loan agreement at this date.  The line of credit bears interest at the Bank of America LIBOR plus 3% (3.29% at December 31, 2011), adjusted daily. The available amount is based on 80% of eligible accounts receivable and 50% of eligible inventory.  The loan agreement is guaranteed by CMT, a related party of the Company.  The most restrictive covenant of the loan requires an interest coverage ratio of at least 1.5 to 1.  The Company believes it was in compliance of all aspects of the agreement at December 31, 2011.

The financing arrangement discussed above is secured by all of the assets of the Company.  Management of Vertex Energy believes that with the financing arrangements, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

On October 15, 2010, we entered into a sales/purchase agreement with a supplier requiring the Company to provide a standby letter of credit in the amount of $900,000, which was amended to $550,000 on May 20, 2011 and to $150,000 on August 26, 2011. The expiration date was amended from October 14, 2011 to November 30, 2011. On November 30, 2011, the supplier cancelled the letter of credit.

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

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31, 2011	December 31, 2010
Statutory tax on book income	$1,330,000	$425,000
Nondeductible expenses	31,000	3,000
Nondeductible stock-based compensation	-	62,000
Net operating loss utilization	(1,361,000)	(490,000)
Reduction of valuation allowance	(1,823,000)	-
Alternative minimum tax	-	20,797
Under accrual of prior year federal income tax	(18,813)	-
Income tax (benefit) expense	$(1,841,813)	$20,797

The components of income tax (benefit) expense for the years ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Current federal tax (benefit) expense	$88,187	$20,797
Deferred federal tax (benefit) expense	(1,930,000)	-
Total federal tax (benefit) expense	$(1,841,813)	$20,797

The cumulative tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010, are presented below:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Alternative minimum tax credits	$107,000	$-
Temporary M-1 adjustments	199,000	-
Net operating loss carry forwards	12,056,000	13,540,000
Less valuation allowance	(10,356,000)	(13,540,000)
Net deferred tax assets	$2,006,000	$-

	December 31, 2011	December 31, 2010
Deferred tax liabilities:
Temporary M-1 adjustments	$76,000	$-
Net deferred tax liabilities	$76,000	$-

The Company has determined that a valuation allowance of approximately $10,356,000 at December 31, 2011 is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized. The change in the valuation allowance for 2011 was approximately $3,184,000. Net operating losses utilized in 2010 were approximately $490,000. An adjustment for approximately $517,000 was made due to changes in 2009 estimates related to the use of the net operating loss carry forward for that year.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

At December 31, 2011, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $35.4 million acquired as part of the merger between World Waste and the Company. It is possible that the Company may be unable to use these NOLs in their entirety.  The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs. The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste's historical business, and the extent of the Company's subsequent income.

NOTE 7. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $138,859 and $182,321 for the years ended December 31, 2011 and 2010, respectively, for options previously awarded by the Company.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below.  Expected volatilities are based on management’s estimates given that the Company’s stock is not widely traded.  The Company uses historical data to estimate option exercise and employee terminations within the valuation model.  The expected term of options granted is based on the remaining contractual lives of the related grants.  The risk-free rate for periods within the contractual life of the options is based on the Federal Reserve’s risk-free interest rate based on zero-coupon government issues at the time of the grant.

The Company believes that such awards better align the interest of its employees with those of its shareholders.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms.  Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans pursuant to which such options have been granted).

In June 2011, we extended our consulting agreement for investor relations services.  The agreement was made effective as of April 15, 2011 and remains in effect until April 14, 2012.  We agreed to compensate the consultant with a monthly fee and reimbursement of expenses incurred in connection with and pursuant to the agreement.  The agreement may be terminated by either party at any time upon 30 days written notice.  In addition the Company granted the consultant warrants to purchase 25,000 shares of our common stock, with cashless exercise rights, at an exercise price of $1.75 per share. On May 10, 2011, the date of grant, 6,250 shares vested immediately and the remainder vest at 33 1/3% per year. The fair value of these warrants on the date of grant was $11,201.

Effective September 23, 2011, the Company’s Board of Directors approved the grant of 390,000 incentive stock options to certain employees, directors and officers of the Company in connection with the Company’s 2009 Stock Incentive Plan.  The 390,000 options vest in equal portions annually over four years and are exercisable for ten years. The exercise price of options to purchase 365,000 shares is $2.75 per share and their fair value on the issuance date was $267,579.  The exercise price of options to purchase 25,000 shares is $3.03 per share and their fair value on the issuance date was $16,012.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Stock option activity for the year ended December 31, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2010	2,703,334	$5.81	7.60	$715,826
Options granted	390,000	2.77	10.00	283,591
Options exercised	(5,000)	(.45)	(7.94)	(1,800)
Options cancelled/forfeited/expired	(15,000)	(.62)	-	(6,622)
Outstanding at December 31, 2011	3,073,334	$5.46	7.00	$990,995

Vested at December 31, 2011	1,847,902	$8.20	6.21	$365,798

Exercisable at December 31, 2011	1,847,902	$8.20	6.21	$365,798

A summary of the Company’s stock warrant activity and related information for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2010	1,773,457	$14.24	1.96	$172,973
Warrants granted	25,000	1.75	4.00	11,201
Warrants exercised	(190,000)	(1.60)	(1.64)	(20,320)
Warrants cancelled/forfeited/expired	(363,146)	(26.02)	-	(21,789)
Warrants at December 31, 2011	1,245,311	$12.48	1.41	$142,065

Vested at December 31, 2011	1,169,278	$13.23	1.35	$122,150

Exercisable at December 31, 2011	1,169,278	$13.23	1.35	$122,150

The following table summarizes the assumptions used in assessing the above described option and warrant valuations:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

Expected volatility	31-35%	50-75%
Expected dividends	0%	0%
Expected term (in years)	4	3-10
Risk-free rate	0.37-1.03%	0.63-3.5%

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 8. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income  available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the year ended December 31, 2011 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the year ended December 31, 2011 does not include options to purchase 1,786,239 shares and warrants to purchase 1,068,387 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	2011	2010

Basic Earnings per Share
Numerator:
Income available to common shareholders	$5,753,515	$1,228,426
Denominator:
Weighted-average shares outstanding	8,884,681	8,294,436

Basic earnings per share	$0.65	$0.15

Diluted Earnings per Share
Numerator:
Income	$5,753,515	$1,228,426
Denominator:
Weighted-average shares outstanding	8,884,681	8,294,436
Effect of dilutive securities
Stock options and warrants	1,464,019	558,712
Preferred stock	4,426,639	5,275,716

Diluted weighted-average shares outstanding	14,775,339	14,128,864

Diluted earnings per share	$0.39	$0.09

NOTE 9. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2011 there were 9,414,926 common shares issued and outstanding.

Each share of the Company's common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by the Company's board of directors.  No holder of any shares of the Company's common stock has a preemptive right to subscribe for any of the Company's securities, nor are any shares of the Company's common stock subject to redemption or convertible into other securities.  Upon liquidation, dissolution or winding-up of the Company and after payment of creditors and preferred shareholders of the Company, if any, the assets of the Company will be divided pro rata on a share-for-share basis among the holders of the Company's common stock.  Each share of the Company's common stock is entitled to one vote, except with respect to the election of one (1) of the Company's directors by the Company's Series A Preferred Stock (described below under note 10) holder.  Shares of the Company's common stock do not possess any cumulative voting rights.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

During the year ending December 31, 2011 there were 249,077 shares of the Company's Series A Preferred Stock converted into the Company's common stock and warrants and options to purchase 195,000 shares of the Company's common stock were exercised for cash proceeds of $306,250. In addition, 600,000 shares of the Series B Preferred Stock were converted into shares of the Company's common stock as discussed in Note 10.

NOTE 10.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of December 31, 2011, there were 4,426,639 shares of Series A Preferred Stock issued and outstanding and no shares of Series B Preferred shares issued and outstanding.

From June 2, 2011 to June 15, 2011 (ten consecutive trading days) the trading price of the Company’s common stock on the Over-The-Counter Bulletin Board closed at equal to or greater than $2.00 per share, which triggered the Automatic Conversion Provision of the Series B Preferred Stock. As a result, effective June 15, 2011, all 600,000 previously outstanding shares of Series B Preferred Stock automatically converted, without any required action by any holder, into 600,000 shares of the Company’s common stock. The Company recognized $33,200 of interest expense related to the Series B Preferred Stock liability during the year ending December 31, 2011.

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
DECEMBER 31, 2011

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

In January 2010, the Company undertook a private placement offering to accredited investors only of up to 2,000,000 units (the “Offering”), each consisting of (a) one share of Series B Preferred Stock; and (b) one three year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share (each a “Unit”).   During the year ended December 31, 2010, the Company sold 600,000 Units for total proceeds of $600,000.  Each warrant provides the holder the right to purchase one share of the Company’s common stock at an exercise price of $2.00 per share.  The warrants contain a cashless exercise provision (exercisable after six months have passed from the date of grant of any warrant) whereby the holder can affect a cashless exercise of any portion of the shares of common stock issuable in connection with the exercise of the warrant which have not been previously registered by the Company.  The warrants have a term of three years.  The right to shares of common stock issuable in connection with the exercise of the warrants (“Warrant Shares”) is redeemable by the Company in its sole discretion at a redemption price of $0.01 per Warrant Share, in the event the Company’s common stock trades at or above $3.00 per share for at least ten consecutive trading days, after providing the holder at least a 30 day notice of the Company’s intention to exercise such redemption right.  Warrants to purchase a total of 150,000 shares were exercised during the year ended December 31, 2011.

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

The initial valuation of the license was based upon the cost to acquire the use of TCEP and its processes. It will be assessed over time for changes in the valuation. Additional development costs capitalized during the years ended December 31, 2011 and 2010 were $241,454 and $288,015, respectively. The Company is amortizing the value of the license agreement over a fifteen year period.  Amortization expense was $145,871 and $129,246 for the years ending December 31, 2011 and 2010, respectively.  No indications of impairment of the license existed at December 31, 2011.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 12.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the years ended December 31, 2011 and 2010, are as follows:

Year Ended December 31, 2011
		Refining &
	Black Oil	Marketing	Total
Revenues	$20,251,907	$89,488,350	$109,740,257

Net income from operations	$461,310	$3,513,078	$3,974,388

Total Assets	$5,106,644	$11,627,327	$16,733,971

Year Ended December 31, 2010
		Refining &
	Black Oil	Marketing	Total
Revenues	$16,346,493	$41,794,492	$58,140,985

Net income from operations	$812,051	$334,586	$1,146,637

Total Assets	$2,113,508	$6,025,837	$8,139,345

NOTE 13. SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the available credit on the Line of Credit is $3,500,000.  As of March 28, 2012, the outstanding balance drawn on the line of credit is $0 leaving an available balance for drawdowns of $3,500,000.

Subsequent to December 31, 2011, a total of 22,745 shares of the Company’s Series A Preferred Stock were converted into 22,745 shares of the Company’s common stock and warrants to purchase 6,250 shares of the Company’s common stock at an exercise price of $1.75 per share were exercised for $10,938 and the Company issued 6,250 shares of the Company’s common stock in connection with such exercise.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010.  Based on our assessment and those criteria, our management believes that Vertex maintained effective internal control over financial reporting as of December 31, 2011.

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

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors are elected at each meeting of stockholders and hold office until the next annual meeting of stockholders and the election and qualifications of their successors. Executive officers are elected by and serve at the discretion of the Board of Directors. Set forth below is information regarding the executive officers and directors of Vertex as of the filing of this report:

Name	Age	Position
Benjamin P. Cowart	43	Chairman of the Board of Directors, President and Chief Executive Officer
Matthew Lieb	40	Chief Operating Officer
Chris Carlson	39	Chief Financial Officer and Secretary
John Pimentel	45	Director
Dan Borgen	51	Director
David L. Phillips	55	Director
Ingram Lee	52	Director and Treasurer
Christopher Stratton	43	Director

OFFICER AND DIRECTOR BIOS:

BENJAMIN P. COWART - CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT (Age 43): Mr. Cowart has served as Chairman, Chief Executive Officer and President of Vertex since April 2009.  Mr. Cowart, the president of the General Partner for Vertex Holdings, LP (“Vertex LP”), has been involved in the petroleum recycling industry for over 25 years. Mr. Cowart is the founder of the Vertex group of companies and has served such companies since 2001. As a leader in the recycling field, Mr. Cowart helped pioneer the reclamation industry by developing recycling options for many residual materials once managed as a hazardous waste. Mr. Cowart co-authored the industry's first e-commerce operating system for the digital management of petroleum waste and residual materials. Mr. Cowart was awarded the 2003 Business Man of the Year from The National Republican Congressional Committee, and served on NORA's Board of Directors and as President in 2008. Mr. Cowart has taken an active role in the petroleum industry with his involvement in speaking, consulting, chairing, and serving on various committees and industry associations. Prior to the formation of Vertex LP, Mr. Cowart served as the Vice President of Aaron Oil Company, a regional recycler in Alabama.

Director Qualifications:

Mr. Cowart has extensive industry knowledge as well as a deep knowledge as the Company’s founder, of its history, strategy and culture.  Having led the Company as CEO and founder, Mr. Cowart has been the driving force behind the strategy and operations that have led to the growth of the Company thus far.  His experience at the various levels of the industry over the past 25 years brings valued insight to all facets of the Company.

MATTHEW LIEB - CHIEF OPERATING OFFICER (Age 40): Mr. Lieb has served as the Chief Operating Officer of Vertex since the closing of the Merger. Mr. Lieb previously served as World Waste's Chief Operating Officer from May 2007 until April 16, 2009. Since 1999, Mr. Lieb served as Chairman of the Board and Chief Executive Officer of Kingsley Management LLC, a company he founded that acquired and operated car wash facilities.  Mr. Lieb holds a BS in Finance from Georgetown University and an MBA from Harvard Business School.

CHRIS CARLSON – CHIEF FINANCIAL OFFICER AND SECRETARY (Age 39): Mr. Carlson has served as Secretary of Vertex since inception and Chief Financial Officer since June 2010.  Mr. Carlson brings a range of experience to his role with the Company. Mr. Carlson oversees all risk management, investments, e-commerce applications, and day-to-day financial accounting of Vertex LP and its subsidiaries. Mr. Carlson worked for FuelQuest, Inc. before joining Vertex LP in 2001. There he worked as a Project Lead managing implementations of e-commerce services for new customers. In addition, he also planned and developed testing requirements for e-commerce applications. Mr. Carlson was with Pagenet, a wireless communications company prior to FuelQuest, Inc. where he worked as a Strategic Account Supervisor. Mr. Carlson earned his BS degree in Business Finance from the University of Houston.

JOHN PIMENTEL - DIRECTOR (Age 45): Mr. Pimentel was appointed to the Board of Directors of Vertex in connection with the closing of the Merger in April 2009, and is the Vertex Series A preferred stock appointee to the Board. Mr. Pimentel served as the Chief Executive Officer of World Waste from the fourth quarter of 2005 and as a member of the World Waste board of directors from early 2004 until the April 16, 2009. Since January 2009, Mr. Pimentel has served as President of White Hat Renewables, Foundation Wind Power, and White Hat Solar (each an energy development company) and President of Sustainable Water Solutions (a water treatment company).  Mr. Pimentel was employed as a non-executive employee of the Company from the closing of the Merger until June 2009, and Mr. Pimentel continues to serve as a Director of the Company.  Previously, he worked with Cagan McAfee Capital Partners, responsible for portfolio company management, strategy and investment structuring in industries including energy and technology. Mr. Pimentel was one of the co-founders of Pacific Ethanol (NASDAQ: PEIX) where he served as a director from 2003 to 2005. He has also served on the boards of Particle Drilling and Evolution Petroleum (Amex: EVO). Mr. Pimentel has also worked for Bain & Company in its Private Equity Group, as well as that firm's general consulting practice. Mr. Pimentel has extensive operating experience including service as Deputy Secretary for Transportation for the State of California where he oversaw a $4.5 billion budget and 28,000 employees. Mr. Pimentel has an MBA from Harvard Business School and a BA from the University of California, Berkeley.

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

DAN BORGEN - DIRECTOR (Age 51): Mr. Borgen was appointed a Director of Vertex in June 2008. Mr. Borgen currently serves as Chairman, Chief Executive Officer and President of U.S. Development Group LLC ("USD"), where he has worked since May 1995. In his current role, Mr. Borgen guides all senior aspects of USD's corporate activities. USD is comprised of wholly-owned subsidiaries that focus on industrial development, logistics, products terminaling, power corridors, financial services and gasification. In addition to his work with USD, Mr. Borgen has served as President of U.S. Right-of-Way Corporation since June 1993. Prior to this, Mr. Borgen worked for eleven years as an investment banker serving as Merger & Acquisition Director, Portfolio Manager and as a member of the Executive Committee for strategic planning and development. His activities were focused on manufacturing, food service, oil and gas exploration/production, telecommunications, banking and Western European finance. In his capacity as an investment banker, Mr. Borgen served as Vice President of The Oxford Group from July 1990 to June 1993, Vice President/Principal of The Paramount Companies from July 1985 to April 1990 and Manager - Investor Relations of Invoil Inc. from April 1982 to June 1985.

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

DAVID L. PHILLIPS - DIRECTOR (Age 55): Mr. Phillips was appointed a Director of Vertex in June 2008. Mr. Phillips is currently the Managing Partner of Bilateral Initiatives LLP, an international business-to-business consulting firm specializing in providing key strategic expansion and corporate growth advice to the chairman and chief executive level members of various firms. Mr. Phillips is also Managing Partner of Phillips International Law Group PLLC, a worldwide recognized international law firm specializing in mergers, acquisitions, project development and EPC construction work with a focus on the international energy landscape in the oil, gas, chemical and power downstream sector and the alternative energy industry. Mr. Phillips' clients include worldwide energy companies, including several Middle East National Oil Companies. Prior to his founding of Bilateral Initiatives LLP and the Phillips International Law Group, Mr. Phillips was a Partner at the law firm of Jackson Walker LLP from May 2002 until May 2008 and chaired several of the firm's practice areas over that period. Prior to working at Jackson Walker LLP, from May 1995 to May 2002, Mr. Phillips served as a chief executive officer in the former KeySpan Energy Corporation, a $14 billion public energy conglomerate based in New York City, and as a member of the board of directors of certain KeySpan subsidiaries. From June 1991 to May 1995, Mr. Phillips served as a chief executive officer in Equitable Resources, Inc. (“Equitable”) a $6 billion public gas utility holding company based in Pittsburgh, Pennsylvania, and as a member of the board of directors of certain of Equitable’s subsidiaries. Mr. Phillips also served as the General Counsel to Eastex Energy Inc., a public midstream energy company, from June 1985 to May 1991, which was later acquired by El Paso Energy and ultimately Enterprise Products LP.

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

Director Qualifications:

Mr. Phillips has had a long and successful career in the energy sector serving in various capacities, having been the CEO, legal counsel and board member of various large public companies.  In addition to his extensive experience in oil and gas, he was also a partner in the law firm of Jackson Walker, LLP.  Mr. Phillips background brings insights into corporate structure, and project development along with expansion and corporate growth.

INGRAM LEE - DIRECTOR AND TREASURER (Age 52): Mr. Lee has been a Director and treasurer of Vertex since its inception in May 2008. Since May 1993, he has worked at PTI, Incorporated ("PTI") where he currently serves as the President. In his current role with PTI, Mr. Lee is responsible for overseeing trading, purchasing, blending, training and sales of both residual and distillate petroleum products. Prior to joining PTI, Mr. Lee was a Trading Manager at Coastal Corporation (currently El Paso Corporation) from 1988 to 1993, responsible for the trading of over 20 million barrels per year of heavy oil and distillate products in and out of South America, Mexico and the Caribbean. From 1985 to 1988, Mr. Lee was an Operations/Blending Manager for Challenger Petroleum USA, Inc.  Prior to this, he worked as a field manager for Torco Oil Company from 1982 to 1985 and a petroleum dispatcher and laboratory coordinator for E.W. Saybolt Petroleum Inspection Company from 1979 to 1982. Mr. Lee has been involved in aspects of the petroleum products trading industry for 28 years, from purchasing and sales to operations and transportation.

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

CHRISTOPHER STRATTON – DIRECTOR (Age 43): Mr. Stratton served as Chief Financial Officer of Vertex between August 24, 2009 and June 2010.  Mr. Stratton has served as a Director of the Company since July 2010.  Since June 2010, Mr. Stratton has served as Chief Financial Officer of Pro Energy Services.  Mr. Stratton served as Director of Finance for CITI in the Global Commodities Group, until August 2009, a position which he held since June 2005.  Prior to joining CITI, Mr. Stratton served as a Senior Manager with PricewaterhouseCoopers, LLC, from July 1998 to June 2005.  From May 1990 to July 1997, Mr. Stratton co-founded and was employed as Vice President by Marketlink International, Inc., an international trade company which performed commodity trading of industrial products throughout North America, South America, Europe and Asia.  Mr. Stratton obtained his Bachelor of Business Administration in Accounting from Baylor University in 1991 and his Master of Business Administration (Finance and Entrepreneurship) from Rice University in 1999.  Mr. Stratton is also a Certified Public Accountant.  He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Rice University Jones Graduate School of Management Partners.

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

Board of Directors Meetings

The Company had six official meetings of the Board of Directors of the Company during the last fiscal year ending December 31, 2011.  Each member of the Company’s Board of Directors is encouraged, but not required to attend shareholder meetings.

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

John Strickland - Manager Of Supply

Mr. Strickland serves as the Manager of Supply of Vertex.  Mr. Strickland joined Vertex LP in late 2007 where he currently serves as the Manager of Supply. Mr. Strickland has over 21 years of experience in management roles of developing companies in the recycling of used oils and the fuel blending business. In his various positions, he has developed used oil collection fleets, environment services (non-hazardous), Terminal business of #6-oil from water ports and helped develop software for used oil collection fleets. Mr. Strickland was the General Manager of Texpar Energy Inc. from 1999 to 2003 and Special Project Manager for Texpar Energy, L.L.C. from 2004 to 2007. From 1986 to 1999, he was the General Manager and Vice- President of Sellers Oil Inc., then one of the largest recycling and fuel marketers of used oil and #6-fuel oil in the southeast.

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

Compensation Committee

The Company’s Board of Directors has appointed a Compensation Committee, chaired by Mr. Borgen and includes Mr. Phillips and Mr. Lee.

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

Pursuant to and in connection with the 2009 Plan, the Board of Directors granted an aggregate of 315,000 incentive stock options to certain of the Company’s employees in consideration for services rendered and to be rendered to the Company (the “Employee Options”).  Included in the Employee Option grants were the grant of options to purchase 25,000 shares to Chris Carlson, the Chief Financial Officer and Secretary of the Company; and options to purchase 50,000 shares to Matthew Lieb, the Chief Operating Officer of the Company.

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

Effective September 23, 2011, the Company’s Board of Directors approved the grant of an aggregate of 390,000 stock options to certain employees, Directors and officers of the Company pursuant to the 2009 Plan.

Specifically, the Board of Directors granted an aggregate of 240,000 incentive stock options to certain of the Company’s employees in consideration for services rendered and to be rendered to the Company (the “2011 Employee Options”).  Included in the 2011 Employee Option grants were the grant of 100,000 options to Chris Carlson, the Secretary and Chief Financial Officer of the Company; and 15,000 options to Kevin Cowart, an employee of the Company and the nephew of our Chief Executive Officer, Benjamin P. Cowart.

The Board of Directors also granted an aggregate of 125,000 non-qualified stock options to the Company’s Directors as follows in consideration for services rendered and to be rendered to the Company (the “2011 Director Options,” and collectively with the 2011 Employee Options, the “2011 Employee and Director Options”):

Dan Borgen, Director	25,000 options
David Phillips, Director	25,000 options
Christopher Stratton, Director	25,000 options
Ingram Lee, Director	25,000 options
John Pimentel, Director	25,000 options

Finally, the Board of Directors granted Benjamin P. Cowart, the Chief Executive Officer, President, Chairman of the Board of Directors and largest shareholder of the Company, an aggregate of 25,000 non-qualified stock options in consideration for services rendered and to be rendered to the Company (the “2011 Cowart Options” and together with the 2011 Employee and Director Options, the “2011 Options”).

The 2011 Employee and Director Options were granted at an exercise price of $2.75 per share, which represented the mean between the highest and lowest quoted selling prices of the Company’s common stock on the grant date (September 23, 2011)(the “Mean Selling Price”).  The 2011 Cowart Options have an exercise price of $3.03, which represents 110% of the Mean Selling Price, as required by the Plan, as Mr. Cowart is a greater than 10% shareholder of the Company.

All of the 2011 Options vest at the rate of ¼ of each grantee’s options per year on the anniversary date of such grants, subject to accelerated vesting in the event of a change of control of the Company, and expire upon the earlier of (a) 90 days following the termination of their employment (or in the case of a Director, such Director’s appointment) with the Company; and (b) ten years from the grant date in the case of the 2011 Employee and Director Options and five years from the grant date in connection with the 2011 Cowart Options, as otherwise provided in the option agreements evidencing each grant.

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

In the event the Wallace Employment Agreement is terminated by the Company for Cause, or by reason of Mr. Wallace’s death, or if Mr. Wallace terminates the Wallace Employment Agreement for any reason other than Good Reason, Mr. Wallace is due any and all salary and other compensation earned by him as of the date of termination.  In the event the Wallace Employment Agreement is terminated other than for Cause by the Company, by reason of Mr. Wallace’s disability, or by Mr. Wallace for Good Reason, Mr. Wallace is due severance pay equal to 10 weeks’ salary, if the termination occurs prior to June 30, 2010; and equal to 10 weeks of severance pay, plus two additional weeks of severance pay for each year that has passed since June 30, 2010.  Additionally, Mr. Wallace agreed that he would not directly or indirectly, compete with the Company for a period of six months following the termination of his employment with the Company as an employee, employer, consultant, agent, investor, principal, partner, stockholder (except as provided in the Wallace Employment Agreement), corporate officer or director of any entity.

The description of the various employment agreements described above are subject in all respects to the actual terms and conditions of such agreements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our Directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required Directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal years ended December 31, 2011, 2010 and 2009, except that:

(a)
Benjamin P. Cowart, the Company’s Chief Executive Officer, inadvertently did not timely file (i) a Form 4 filing relating to the grant of options by the Board of Directors on September 23, 2011, which Form 4 was filed on September 30, 2011; (ii) a Form 4 with the SEC in connection with the purchase by Vertex Holdings, L.P. (which he beneficially owns) of 4,500 shares of the Company’s common stock, which sales occurred between June 1, 2011 and June 3, 2011, and which Form 4 was filed on June 8, 2011; (iii) a Form 4 with the SEC in connection with the gift by Mr. Cowart of 400,000 shares of common stock of the Company on July 8, 2009 to certain family members, and the acquisition of options to purchase 80,000 shares of common stock of the Company on July 15, 2009, which transactions were filed in a Form 4 on July 31, 2009; and (iv) a Form 3 filing relating to transactions which occurred on April 16, 2009, which Form 3 was filed on May 15, 2009;

(b)
Dan Borgen, a Director the Company, inadvertently did not timely file (i) a Form 4 with the SEC in connection with the grant of options to Mr. Borgen by the Board of Directors on September 23, 2011, the conversion of 150,000 shares of Series B Preferred Stock which securities are beneficially owned by Mr. Borgen in a transaction which occurred on June 15, 2011, and the grant to Mr. Borgen by the Company of options to purchase 80,000 shares of common stock on July 15, 2009, which Form 4 was filed on November 2, 2011; (ii) a Form 4 with the SEC in connection with the acquisition of 150,000 shares of Series B Preferred Stock and warrants to purchase 150,000 shares of common stock, which securities are beneficially owned by Mr. Borgen in a transaction which occurred on May 13, 2010, and which Form 4 was filed on September 2, 2010; and (iii) a Form 3 relating to transactions which occurred on April 16, 2009, which Form 3 was filed on April 17, 2009;

(c)
Ingram Lee, a Director of and the Treasurer of the Company, inadvertently did not timely file (i) a Form 4 filing relating to the grant of options by the Board of Directors on September 23, 2011, which Form 4 was filed on October 11, 2011; (ii) a Form 4 with the SEC in connection with Mr. Lee’s acquisition of 5,000 shares of the Company’s common stock in transactions which occurred on October 7, 2009 and October 13, 2009, which Form 4 was filed on November 30, 2009; (iii) a Form 4 with the SEC in connection with Mr. Lee’s acquisition of 5,000 shares of the Company’s common stock in transactions which occurred on September 11, 2009 and September 17, 2009, and acquisition of 80,000 options to purchase shares of the Company’s common stock on July 15, 2009, which Form 4 was filed on September 18, 2009; and (iv) a Form 3 relating to transactions which occurred on April 16, 2009, which Form 3 was filed on May 14, 2009;

(d)
Chris Carlson, our Chief Financial Officer, inadvertently did not timely file (i) a Form 4 filing relating to the grant of options by the Board of Directors on September 23, 2011, which Form 4 was filed on September 30, 2011; (ii) a Form 4 with the SEC in connection with his acquisition of options to purchase 25,000  shares of the Company’s common stock on July 15, 2009, which Form 4 was filed on July 18, 2011; and (iii) a Form 3 relating to transactions which occurred on April 16, 2009, which Form 3 was filed on May 12, 2009;

(e)
John Pimentel, our Director, inadvertently did not timely file (i) a Form 4 with the SEC in connection with the grant of options to Mr. Pimentel by the Board of Directors on September 23, 2011, and the grant to Mr. Pimentel by the Company of options to purchase 80,000 shares of common stock on July 15, 2009, which Form 4 was filed on October 12, 2011; and (ii) a Form 4 with the SEC in connection with his acquisition of options to purchase 200,000 shares of the Company’s common stock on April 9, 2009, which Form 4 was filed on May 14, 2009;

(f)
Matthew Lieb, our Chief Operating Officer, inadvertently did not timely file (i) a Form 4 with the SEC in connection with the grant to Mr. Lieb by the Company of options to purchase 80,000 shares of common stock on July 15, 2009, which Form 4 was filed on July 18, 2011; and (ii) a Form 4 with the SEC in connection with his acquisition of options to purchase 175,000 shares of the Company’s common stock on April 9, 2009, which Form 4 was filed on May 5, 2009;

(g)
David Phillips, our Director, inadvertently did not timely file a Form 4 filing relating to the grant of options by the Board of Directors on September 23, 2011 and his acquisition of options to purchase 80,000 shares of the Company’s common stock on July 15, 2009, which Form 4 was filed on September 30, 2011; and

(h)
Christopher Stratton, our Director, inadvertently did not timely file a Form 4 filing relating to the grant of options by the Board of Directors on September 23, 2011, which Form 4 was filed on October 11, 2011.

Item 11. Executive Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, which represent the Company’s principal executive officer and the Company’s two most highly compensated officers other than the principal executive officer:

SUMMARY COMPENSATION TABLE

Name and principal position	Year Ended December 31	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		All other compensation ($)	Total ($)

Benjamin P. Cowart	2011	$212,058	$400,000	(5)	$0	$9,868	(7)	$0	$621,926
Chairman and CEO	2010	$202,132	$0		$0	$7,200			$209,332

Christopher Stratton	2010	$94,154	$0		$0	$9,000		$0	$103,154
Former Chief Financial Officer (3)

Chris Carlson	2011	$184,600	$160,447	(6)	$0	$15,504		$0	$360,551
Chief Financial Officer and Secretary (3)	2010	$123,830	$38,901	(4)	$0	$17,092		$0	$179,823

John Strickland	2011	$149,943	$145,435	(6)	$0	$8,544		$0	$303,922
Manager of Supply and Trade	2010	$129,808	$27,401	(4)	0	$8,611		$0	$165,820

Greg Wallace	2011	$136,380	$272,821	(5)	$0	$15,330		$0	$424,531
Vice President of Refining and Marketing	2010	$159,842	$48,151	(4)	$0	$22,146		$0	$230,139

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

(3) Effective August 24, 2009, Christopher Stratton, was appointed as the Chief Financial Officer of the Company.  Effective June 5, 2010, Christopher Stratton resigned as Chief Financial Officer of Vertex Energy, Inc. and Chris Carlson was appointed as Chief Financial Officer of the Company to fill the vacancy left by Mr. Stratton’s resignation.

(4) Represents 2010 bonus amounts that were accrued as of December 31, 2010, but subsequently paid in 2011.

(5) Represents 2011 bonus amounts that were not accrued for as of December 31, 2011, but subsequently paid in 2012.

(6) Represents 2011 bonus amounts that were accrued as of December 31, 2011, but subsequently paid in 2012.

(7) Includes the value of options granted to Mr. Cowart in consideration for services provided to the Company as a member of the Board of Directors.

Board of Directors Compensation:

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2011:

NAME (1)	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)	TOTAL ($)
David Phillips	20,500	9,802 (2)	30,302
Dan Borgen	22,500	9,802 (2)	32,302
Ingram Lee	18,500	9,748 (2)	28,248
John Pimentel Christopher Stratton	18,000 17,000	8,727 (2) 10,527 (2)	26,727 27,527

(1) Mr. Cowart did not receive any compensation separate from the consideration he received as an officer of the Company for the year ended December 31, 2011 in consideration for his service to the Board as a Director of the Company.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Benjamin P. Cowart CEO	40,000	-	40,000	$0.50	7/15/14	-	-	-	-
	-	-	25,000	$3.03	9/23/16	-	-	-	-

Ingram Lee Treasurer	15,000	-	5,000	$1.20	5/16/18	-	-	-	-
	40,000	-	40,000	$0.45	7/15/19	-	-	-	-
	-	-	25,000	$2.75	9/23/21	-	-	-	-

Chris Carlson CFO and Secretary	105,000	-	35,000	$1.20	5/16/18	-	-	-	-
	12,500	-	12,500	$0.45	7/15/19	-	-	-	-
	-	-	100,000	$2.75	9/23/21	-	-	-	-

Matthew Lieb COO	156,256	-	43,744	$0.50	1/28/19	-	-	-	-
	25,000	-	25,000	$0.45	7/15/19	-	-	-	-
	40,000	-	-	$14.20	5/21/17	-	-	-	-

(1) The table above only includes equity awards granted in consideration for services rendered by the named executives disclosed above, and does not include any warrants granted in connection with the closing of the Merger as otherwise disclosed herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

 The following table sets forth certain information regarding the beneficial ownership of Vertex’s capital stock as of March 16, 2012 by (i) each person who is known by Vertex to own beneficially more than five percent (5%) of Vertex’s outstanding voting stock; (ii) each of Vertex’s Directors; (iii) each of Vertex’s executive officers and significant employees; and (iv) all of Vertex’s current executive officers, significant employees and Directors as a group. As of March 16, 2012, 9,443,921 shares of Vertex common stock were issued and outstanding and 4,403,894 shares of Series A Preferred Stock (which each vote one voting share on shareholder matters) were issued and outstanding for 13,847,815 total voting shares.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 16, 2012, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or Directors listed in the table below is 1331 Gemini Street, Suite 250, Houston, Texas 77058.

	Beneficial Ownership

Name	Number of Voting Shares	Percent of Voting Shares
Executive Officers, Significant Employees and Directors
Benjamin P. Cowart	4,648,497 (1)	32.7%
Chris Carlson	432,186 (2)	3.1%
John Pimentel	503,029 (3)	3.5%
Ingram Lee	260,978 (4)	1.9%
Dan Borgen	355,000 (5)	2.5%
David Phillips	55,000 (6)	*%
Christopher Stratton	50,000 (7)	*%
Greg Wallace	254,543 (8)	1.8%
Matthew Lieb	221,256 (9)	1.6%
All officers, significant employees and Directors as a group (9 persons)	6,780,489	43.8%

5% Shareholders
Trellus Management Company, LLC 350 Madison Avenue, 8th Floor New York, NY 10017	1,289,546 (10)	9.3%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1) Includes 55,311 shares held by VTX, Inc. ("VTX") and 7,500 shares of common stock owned by Vertex LP, which Mr. Cowart has control over and which shares Mr. Cowart is deemed to beneficially own.  Also includes warrants to purchase an aggregate of 4,047 shares of the Company's common stock held by VTX, at various exercise prices from $1.55 to $37.00 per share, and with various expiration dates from between April 28, 2012 and February 26, 2018, granted to VTX, as a Partner of Vertex LP, for consideration in connection with the Merger (as described above)(the "Make-Whole Warrants").  Also includes Make-Whole Warrants to purchase an aggregate of 342,151 shares of our common stock held personally by Mr. Cowart.  Also includes options to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  Does not include options to purchase 40,000 shares of the Company's common stock at an exercise price of $0.50 per share, which options have not vested to Mr. Cowart to date. Does not include approximately 3.6 million voting shares subject to voting agreements entered into with various shareholders of Vertex, which allow Mr. Cowart to appoint four of the Company’s Directors which voting agreements remain in effect until April 16, 2012, as such voting agreements only provide Mr. Cowart the right to appoint four (4) Directors of the Company and do not otherwise provide him the right to vote or dispose of the shares underlying such agreements.  Does not include options to purchase 25,000 shares of the Company’s common stock at an exercise price of $3.03 per share, which options have not vested to Mr. Cowart to date.

(2) Includes Make-Whole Warrants to purchase 21,442 shares of our common stock, options to purchase 105,000 shares of the Company's common stock at an exercise price of $1.20 per share, and options to purchase 12,500 shares of the Company’s common stock at an exercise price of $0.45 per share.  Does not include options to purchase 35,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 12,500 shares of the Company’s common stock at an exercise price of $0.45 per share which options have not vested to Mr. Carlson to date. Does not include options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share, which options have not vested to Mr. Carlson to date.

(3) Includes 35,000 shares held by Mr. Pimentel's wife, 3,030 shares of the Company's Series A Preferred Stock, and options to acquire 125,000 shares of our common stock at exercise prices between $1.55 and $14.20 per share.  Includes options to purchase 200,000 shares of our common stock at an exercise price of $0.50 per share and options to purchase 40,000 shares of our common stock at an exercise price of $0.45 per share. Does not include options to purchase 40,000 shares of the Company's common stock at an exercise price of $0.45 per share, which options have not vested to Mr. Pimentel to date. Does not include options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.75 per share, which options have not vested to Mr. Pimentel to date.

(4) Includes 182,622 shares owned by PTI, Inc., which are beneficially owned by Mr. Lee and 10,000 shares owned by Mr. Lee.  Also includes Make-Whole Warrants to purchase 13,356 shares of our common stock owned by PTI, options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.20 per share, and options to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.45 per share.  Does not include options to purchase 5,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.45 per share, which options have not vested to Mr. Lee to date. Does not include options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.75 per share, which options have not vested to Mr. Lee to date.

(5) Includes options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.20 per share and options to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.45 per share.  Does not include options to purchase 5,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.45 per share, which options have not vested to Mr. Borgen to date. Does not include options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.75 per share, which options have not vested to Mr. Borgen to date.  Also includes 150,000 shares of common stock and warrants to purchase 150,000 shares of common stock at an exercise price of $2.00 per share, held by KKB Holdings LLC, a Limited Liability Company which is owned by a Family Trust, which entity is owned by family members of Dan Borgen, who serves as a member of and as President of such entity, which securities Mr. Borgen is deemed to beneficially own.

(6) Includes options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.20 per share and options to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.45 per share.  Does not include options to purchase 5,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.45 per share which options have not vested to Mr. Phillips to date. Does not include options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.75 per share, which options have not vested to Mr. Phillips to date.

(7) Includes options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.45 per share.  Does not include options to purchase 50,000 shares of the Company's common stock at an exercise price of $0.45 per share, which options have not vested to Mr. Stratton to date. Does not include options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.75 per share, which options have not vested to Mr. Stratton to date.

(8) Includes Make-Whole Warrants to purchase 7,600 shares of our common stock, options to purchase 93,000 shares of the Company's common stock at an exercise price of $1.20 per share, and options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.45 per share.  Does not include options to purchase 31,000 shares of the Company's common stock at an exercise price of $1.20 per share, or options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.45 per share which options have not vested to Mr. Wallace to date.

(9) Includes options to purchase 40,000 shares of our common stock at an exercise price of $14.20 per share, options to purchase 156,256 shares of our common stock at an exercise price of $0.50 per share, and options to purchase 25,000 shares of our common stock at an exercise price of $0.45 per share.  Does not include options to purchase 43,744 shares of the Company's common stock at an exercise price of $0.50 per share, or options to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.45 per share which options have not vested to Mr. Lieb to date.

(10) Includes 1,249,546 shares of Series A Preferred Stock of the Company. Represents shares beneficially owned by Trellus Offshore Fund Limited, Trellus Partners, II and Trellus Partners, LP, which are beneficially owned by Trellus Management Company, LLC (collectively “Trellus”).   Pursuant to the terms of the Series A Preferred Stock, holders of such securities are not able to convert such securities into common stock if they would hold more than 4.99% of the Company’s outstanding common stock following such conversion.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In January 2011, affiliates of Trellus Management Company, LLC exercised warrants to purchase 40,000 shares of the Company’s common stock, in consideration for $4,000 being paid in connection with the exercise of such warrants (which had an exercise price of $0.10 per share).

            In June 2010, the Company received $150,000 in cash in connection with the sale of 150,000 Units (described above under “Liquidity and Capital Resources”) to KKB Holdings LLC, a Limited Liability Company which is owned by a Family Trust, which is beneficially owned by family members of Dan Borgen who is a Director of the Company.

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

Vertex Recovery (“VR”)

VR is a generator solutions company for the proper recycling and management of petroleum products, 99% owned by Vertex LP, whose general partner is VTX. VR receives used petroleum products from various third parties and generally works as a broker for used petroleum products. VR sells products to Vertex LP and/or acts as a broker in connection with sales. Approximately 25-35% (including H&H and H&H Baytown (described below)) of Vertex’s total feedstock comes from VR.

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

CMT is the operator of our licensed TCEP, a process infrastructure located at the Cedar Marine Terminal, operated and managed by CMT, consisting of multiple tanks, associated piping and proprietary design and engineering for the thermal/chemical extraction of used motor oil. Vertex, pursuant to the Operating and Licensing Agreement described below, licensed the technology from CMT, at a price equal to the documented development costs plus 10%.  CMT operates the actual TCEP process and Vertex pays CMT the operations cost plus 10%.  Although it is currently anticipated that Vertex LP and Vertex will be the only entities using the TCEP technology, because the license is non-exclusive, CMT may license the technology to other parties and/or sell the technology outright. CMT currently provides terminaling services to Vertex competitors and may increase the volume of such services in the future.

Additionally, pursuant to an Asset Transfer Agreement and the terms of the Merger, Vertex was required to pay $1.6 million to Vertex LP, which has been paid to date.

Vertex leases approximately 30,000 barrels in storage capacity for its Black Oil division at CMT, located in Baytown, Texas. The monthly lease expense is $22,500 and the lease expired in March 2011; however, the parties have agreed to an extension of the lease with the same terms and conditions through June 2012; provided that the terms of such extension are still subject to the approval of the Related Party Transaction Committee.

Vertex leases approximately 45,000 barrels in storage capacity for its TCEP at CMT, located in Baytown, Texas.  The monthly lease expense is $45,000 and the lease expired in March 2011; however, the parties have agreed to an extension of the lease with the same terms and conditions, other than an increase in the monthly lease expense to $49,500, through June 2012; provided that the terms of such extension are still subject to the approval of the Related Party Transaction Committee.

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

Services Agreement

In connection with the Merger, Vertex LP and Vertex entered into a Services Agreement (the “Services Agreement”).  Pursuant to the Services Agreement, Vertex LP (through its various affiliates) agreed to perform services for Vertex, billed at the lesser of (a) the rates Vertex LP charges to non-affiliates, and (b) rates less than the amount Vertex LP charges to non-affiliates as mutually agreed between the parties, including the following:

•	Transportation services through CrossRoad Carriers for the transportation of Vertex's feedstock and refined and re-refined petroleum products;

•	Environmental compliance and regulatory oversight services to be performed by VRM; and

•	Terminaling services through CMT for the storage and loading out of feedstock by barge, unless such services are covered under a separate agreement entered into between the Parties.

The Services Agreement has a term of five (5) years, but can be terminated at any time with the mutual consent of both parties, with thirty days prior written notice in the event any provision of the agreement is breached, by the non-breaching party, or at any time with five (5) days written notice if Mr. Cowart is no longer employed by Vertex.

Operating and Licensing Agreement

Additionally, in connection with the Merger and effective as of the effective date of the Merger, CMT and Vertex entered into an Operating and Licensing Agreement.  Pursuant to the Operating Agreement, CMT agreed to provide services to Vertex in connection with the operation of the Terminal run by CMT, and the operations of and use of TCEP, in connection with a Terminaling Agreement by and between CMT and Vertex.  Additionally, Vertex has the right, following the payment of the R&D Costs (as defined below) to use the first 33,000 monthly barrels of the capacity of TCEP pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

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

Pursuant to the Operating Agreement, Vertex also has the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of TCEP in any market in the world, provided that Vertex pays CMT the documented net development costs of TCEP, which we have paid in the amount of $2,261,358 as of December 31, 2011.

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

Related Party Revenues and Inventory Purchases

The consolidated financial statements included herein include revenues from related parties of $17,978 and $5,578 and inventory purchases from related parties of $12,678,982 and $5,543,630 for the year ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, the Company owes $620,724 of accounts payable to related parties including Cedar Marine Terminal (“CMT”), H&H Oil Baytown, H&H Oil Austin and H&H Oil Corpus. These entities are majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  The Company also incurred process costs of $7,395,849 and $5,940,243 for the year ended December 31, 2011 and 2010, respectively.  The costs arise from the Thermal Chemical Extraction Process (“TCEP”) operating agreement with CMT, whereby we pay up to $0.40 per gallon of processing costs.  In the past, both parties have agreed to share increased costs.

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

Item 14. Principal Accounting Fees and Services

The Company appointed LBB & Associates Ltd., LLP as independent auditors to audit the consolidated financial statements of the Company for the fiscal years ended December 31, 2011 and December 31, 2010.

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants for the fiscal years ended December 31, 2011 and December 31, 2010:

Fee Category	2011 Fees	2010 Fees

Audit Related Fees	$68,000	$77,120
All Other Fees	$25,915	$-

Total Fees	$93,915	$77,120

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT NO.	DESCRIPTION

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

3.1(2)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(5)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.

3.3(2)	Withdrawal of Designation of the Company’s Series B Preferred Stock

3.4(4)	Series B Convertible Preferred Stock Filing

3.5(2)	Bylaws of Vertex Energy, Inc.

4.1(2)	Vertex Energy, Inc., 2008 Stock Incentive Plan

4.2(3)	2009 Stock Incentive Plan of Vertex Energy, Inc.

10.1(2)	Asset Transfer Agreement

10.2(2)	Services Agreement

10.3(2)	Right of First Refusal Agreement

10.4(2)	Operating and Licensing Agreement

10.5(2)	Employment Agreement with Benjamin P. Cowart

10.6(2)	Employment Agreement with John Pimentel

10.7(2)	Employment Agreement with Matthew Lieb

10.8(2)	Letter Loan Agreement with Regions Bank

10.9(2)	Line of Credit with Regions Bank

10.10(2)	Security Agreement with Regions Bank

10.11(3)	Letter Agreement with Christopher Stratton

10.12(6)	Loan Agreement with Bank of America

10.13(6)	Security Agreement

10.14(8)(+)	Tolling (Processing) Agreement with KMTEX

10.15(8)(+)	First Amendment to Processing Agreement with KMTEX

10.16(8)	Form of Voting Agreement

10.17(8)	Form of Lock-Up Agreement

10.18(8)	Amended and Restated Employment Agreement with Chris Carlson

10.19(8)	First Amendment to Employment Agreement with Benjamin P. Cowart

10.20(8)	First Amendment to Employment Agreement with Matt Lieb

10.21(9)	Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace (July 5, 2011)

14.1(2)	Code of Ethics

16.1(2)	Letter from Stonefield Josephson, Inc.

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1(2)	Glossary of Selected Terms

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(8) Filed as an exhibit to the Company’s Report on Form 10-K, filed with the Commission on March 31, 2011, and incorporated by reference herein.

(9) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2011, and incorporated herein by reference.

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

VERTEX ENERGY, INC.

Date: March 28, 2012	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2012	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer) and Chairman		Chris Carlson Chief Financial Officer, (Principal Accounting Officer)
Date:	March 28, 2012	Date:	March 28, 2012

By:	/s/ Ingram Lee
Ingram Lee Director

Date:	March 28, 2012

	/s/ David L. Phillips		/s/ Christopher Stratton
	David L. Phillips Director		Christopher Stratton Director

Date:	March 28, 2012	Date:	March 28, 2012

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

3.1(2)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(5)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.

3.3(2)	Withdrawal of Designation of the Company’s Series B Preferred Stock

3.4(4)	Series B Convertible Preferred Stock Filing

3.5(2)	Bylaws of Vertex Energy, Inc.

4.1(2)	Vertex Energy, Inc., 2008 Stock Incentive Plan

4.2(3)	2009 Stock Incentive Plan of Vertex Energy, Inc.

10.1(2)	Asset Transfer Agreement

10.2(2)	Services Agreement

10.3(2)	Right of First Refusal Agreement

10.4(2)	Operating and Licensing Agreement

10.5(2)	Employment Agreement with Benjamin P. Cowart

10.6(2)	Employment Agreement with John Pimentel

10.7(2)	Employment Agreement with Matthew Lieb

10.8(2)	Letter Loan Agreement with Regions Bank

10.9(2)	Line of Credit with Regions Bank

10.10(2)	Security Agreement with Regions Bank

10.11(3)	Letter Agreement with Christopher Stratton

10.12(6)	Loan Agreement with Bank of America

10.13(6)	Security Agreement

10.14(8)(+)	Tolling (Processing) Agreement with KMTEX

10.15(8)(+)	First Amendment to Processing Agreement with KMTEX

10.16(8)	Form of Voting Agreement

10.17(8)	Form of Lock-Up Agreement

10.18(8)	Amended and Restated Employment Agreement with Chris Carlson

10.19(8)	First Amendment to Employment Agreement with Benjamin P. Cowart

10.20(8)	First Amendment to Employment Agreement with Matt Lieb

10.21(9)	Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace (July 5, 2011)

14.1(2)	Code of Ethics

16.1(2)	Letter from Stonefield Josephson, Inc.

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1(2)	Glossary of Selected Terms

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(8) Filed as an exhibit to the Company’s Report on Form 10-K, filed with the Commission on March 31, 2011, and incorporated by reference herein.

(9) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2011, and incorporated herein by reference.

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