Form 10-Q
period 2012-03-31
Vertex Energy Inc.
filed 2012-05-08
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 9,905,313 shares of common stock issued and outstanding as of May 1, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS

Current assets
Cash and cash equivalents	$4,296,459	$675,188
Accounts receivable, net	6,001,503	5,436,006
Accounts receivable- related party	1,661	2,459
Inventory	6,958,714	6,408,780
Prepaid expenses	124,046	151,821
Total current assets	17,382,383	12,674,254

Noncurrent assets
Licensing agreement, net	1,954,059	1,929,549
Fixed assets, net	120,356	124,168
Deferred federal income tax	1,908,000	2,006,000
Total noncurrent assets	3,982,415	4,059,717

TOTAL ASSETS	$21,364,798	$16,733,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$8,391,147	$6,464,193
Accounts payable-related party	1,227,312	620,724
Deposits	679,940	235,557
Total current liabilities	10,298,399	7,320,474

Long-term liabilities
Deferred federal income tax	76,000	76,000
Total liabilities	10,374,399	7,396,474

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 4,393,108 and 4,426,639 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4,393	4,427
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 9,469,707 and 9,414,926 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	9,470	9,415
Additional paid-in capital	3,397,996	3,319,388
Retained earnings	7,578,540	6,004,267
Total stockholders’ equity	10,990,399	9,337,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,364,798	$16,733,971

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	March 31,	March 31,
	2012	2011

Revenues	$34,827,939	$20,290,925
Revenues-related parties	-	17,978
	34,827,939	20,308,903

Cost of revenues	31,942,875	18,038,007

Gross profit	2,885,064	2,270,896

Selling, general and administrative expenses	1,194,747	1,026,055

Income from operations	1,690,317	1,244,841

Other income (expense)
Interest expense	(44)	(29,041)
Total other income (expense)	(44)	(29,041)

Income before income tax	1,690,273	1,215,800

Income tax expense	(116,000)	(19,703)

Net income	$1,574,273	$1,196,097

Earnings per common share
Basic	$0.17	$0.14
Diluted	$0.10	$0.09

Shares used in computing earnings per share
Basic	9,434,094	8,440,064
Diluted	15,473,017	13,935,781

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	Three Months Ended
	March 31, 2012	March 31, 2011

Cash flows operating activities
Net income	$1,574,273	$1,196,097
Adjustments to reconcile net income to cash
provided by (used in) operating activities
Stock based compensation expense	44,441	33,415
Depreciation and amortization	40,913	37,305
Deferred federal income tax	98,000	-
Changes in assets and liabilities
Accounts receivable	(565,497)	(471,537)
Accounts receivable- related parties	798	(10,361)
Inventory	(549,934)	(1,923,339)
Prepaid expenses	27,775	(134,385)
Accounts payable	1,926,954	1,163,911
Accounts payable-related parties	606,588	641,397
Deposits	444,383	-
Net cash provided by operating activities	3,648,694	532,503

Cash flows from investing activities
Payments for licensing agreement	(59,519)	(73,351)
Purchase of fixed assets	(2,091)	-
Net cash used in investing activities	(61,610)	(73,351)

Cash flows from financing activities
Proceeds from exercise of common stock warrants	34,187	4,000
Net cash provided by financing activities	34,187	4,000

Net increase in cash and cash equivalents	3,621,271	463,152

Cash and cash equivalents at beginning of the period	675,188	744,313

Cash and cash equivalents at end of period	$4,296,459	$1,207,465

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$44	$31,914
Cash paid for income taxes during the period	$10,000	$12,000

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$34	$41

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the “Company,” or “Vertex Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual consolidated financial statements as filed with the SEC on Form 10-K on March 29, 2012 (the “Form 10-K”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period presentation. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2011 as reported in Form 10-K, have been omitted.

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

The consolidated financial statements include revenues from related parties of $0 and $17,978 and inventory purchases from related parties of $3,830,853 and $2,550,287 for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, the Company owes $1,227,312 of accounts payable to related parties including Cedar Marine Terminal (“CMT”), H&H Oil Baytown, H&H Oil Austin and H&H Oil Corpus. These entities are majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  The Company also incurred process costs of $2,031,932 and $1,569,925 for the three months ended March 31, 2012 and 2011, respectively.  The costs arise from the Thermal Chemical Extraction Process (“TCEP”) operating agreement with CMT, whereby we pay up to $0.40 per gallon of processing costs.  In the past, both parties have agreed to share increased costs.

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

The Company leases approximately 45,000 barrels in storage capacity for its TCEP division at CMT, located in Baytown, Texas.  The monthly lease expense is $45,000 and the lease expired in March 2011; however, the parties have agreed to an extension of the leases with same terms and conditions, through June 2012, other than an increase in the monthly lease expense to $49,500 in consideration for an additional rental of 3,000 barrels of capacity; provided that the terms of such extension are still subject to the approval of the Related Party Transaction Committee.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the three months ended March 31, 2012, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

At March 31, 2012 and 2011 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2012		2011
	% of	% of	% of	% of
	Revenues	Receivables	Revenues	Receivables
Customer 1	46%	24%	44%	69%
Customer 2	12%	40%	4%	0%
Customer 3	12%	16%	13%	0%
Customer 4	8%	9%	10%	26%

The Company purchases goods and services from two companies that represented 11% and 10% of total purchases for the three months ended March 31, 2012.

The Company has one debt facility available for use, of which there were no amounts outstanding as of March 31, 2012 and 2011, respectively. See note 4 for further details.

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

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the Company’s April 2009 merger with World Waste Technologies, Inc. (“World Waste”).  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2011, the Company had utilized approximately $6.6 million of these NOLs leaving approximately $35.4 million of potential NOLs of which we expect to utilize approximately $1.6 million for the three months ended March 31, 2012. The Company recorded a change in the valuation allowance as of March 31, 2012 for approximately $544,000.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 4. NOTES PAYABLE

In September 2010, the Company entered into a loan agreement and obtained a line of credit with Bank of America Merrill Lynch. The balance on the line of credit was $0 and $3,500,000 was available at March 31, 2012. On March 30, 2012 Bank of America renewed the line of credit through March 31, 2014. The loan agreement is guaranteed by CMT, a related party of the Company.  The most restrictive covenants of the loan require an interest coverage ratio of at least 1.5 to 1 and a Funded Debt to EBITDA ratio not to exceed 2 to 1.  The Company believes it was in compliance of all aspects of the agreement at March 31, 2012.

The financing arrangement discussed above is secured by all of the assets of the Company.  Management of Vertex Energy believes that with the financing arrangements, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

NOTE 5. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $44,441 and $33,415 for the three months ended March 31, 2012 and 2011, respectively, for options previously awarded by the Company.

In June 2011, we extended our consulting agreement for investor relations services.  The agreement was made effective as of April 15, 2011 and remained in effect until April 14, 2012.  We agreed to compensate the consultant with a monthly fee and reimbursement of expenses incurred in connection with and pursuant to the agreement.  The agreement may be terminated by either party at any time upon 30 days written notice.  In addition the Company granted the consultant warrants to purchase 25,000 shares of our common stock, with cashless exercise rights, at an exercise price of $1.75 per share. On May 10, 2011, the date of grant, 6,250 shares vested immediately and the remainder vest at 33 1/3% per year.  The fair value of these warrants on the date of grant was $11,201.

Stock option activity for the three months ended March 31, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	3,073,334	$5.46	7.00	$990,995
Options exercised	(15,000)	(1.55)	-	(860)
Outstanding at March 31, 2012	3,058,334	$5.48	6.75	$990,135

Vested at March 31, 2012	2,139,215	$7.17	6.13	$497,211

Exercisable at March 31, 2012	2,139,215	$7.17	6.13	$497,211

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

A summary of the Company’s stock warrant activity and related information for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	1,245,311	$12.48	1.41	$142,065
Warrants exercised	(6,250)	(1.75)	(3.50)	(2,801)
Warrants cancelled/forfeited/expired	(10,275)	(25.00)	-	(589)
Warrants at March 31, 2012	1,228,786	$12.43	1.41	$138,675

Vested at March 31, 2012	1,168,380	$13.02	1.32	$121,901

Exercisable at March 31, 2012	1,168,380	$13.02	1.32	$121,901

NOTE 6. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income  available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three months ended March 31, 2012 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the three months ended March 31, 2012 does not include options to purchase 1,627,792 shares and warrants to purchase 1,013,513 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	2012	2011
Basic Earnings per Share
Numerator:
Income available to common shareholders	$1,574,273	$1,196,097

Denominator:
Weighted-average shares outstanding	9,434,094	8,440,064

Basic earnings per share	$0.17	$0.14

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Diluted Earnings per Share
Numerator:
Income	$1,574,273	$1,196,097
Denominator:
Weighted-average shares outstanding	9,434,094	8,440,064
Effect of dilutive securities
Stock options and warrants	1,645,815	261,321
Preferred stock	4,393,108	5,234,396
Diluted weighted-average shares outstanding	15,473,017	13,935,781

Diluted earnings per share	$0.10	$0.09

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of March 31, 2012, there were 9,469,707 common shares issued and outstanding.

During the three months ending March 31, 2012 there were 33,531 shares of the Company's Series A Preferred Stock converted into the Company's common stock and warrants and options to purchase 21,250 shares of the Company's common stock were exercised for cash proceeds of $34,187.

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of March 31, 2012, there were 4,393,108 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

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

The initial valuation of the license was based upon the cost to acquire the use of TCEP and its processes. It will be assessed over time for changes in the valuation. Additional development costs capitalized during the three months ended March 31, 2012 and 2011 were $59,519 and $73,351, respectively. The Company is amortizing the value of the license agreement over a fifteen year period.  Amortization expense was $35,010 and $34,289 for the three months ending March 31, 2012 and 2011, respectively.  No indications of impairment of the license existed as of March 31, 2012.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the three months ended March 31, 2012 and 2011, are as follows:

THREE MONTHS ENDED MARCH 31, 2012

		Refining &
	Black Oil	Marketing	Total
Revenues	$8,600,377	$26,227,562	$34,827,939

Net income from operations	$322,213	$1,368,104	$1,690,317

Total Assets	$11,021,409	$10,343,389	$21,364,798

THREE MONTHS ENDED MARCH 31, 2011

		Refining &
	Black Oil	Marketing	Total
Revenues	$4,402,106	$15,906,797	$20,308,903

Net income from operations	$2,003	$1,242,838	$1,244,841

NOTE 11. SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the available credit on the Line of Credit is $3,500.000.  As of  May 7, 2012, the outstanding balance drawn on the line of credit is $0 leaving an available balance for drawdowns of $3,500,000.

Subsequent to the three months ended March 31, 2012 and through May 1, 2012, a total of 401,771 shares of the Company's Series A Preferred Stock were converted into 401,771 shares of our common stock on a one-for-one basis.  In addition, options to purchase 30,000 shares of the Company's common stock were exercised for cash proceeds of $46,500 and 30,000 shares of common stock were issued to the option holder in connection with such exercise.  Finally, options to purchase 15,000 shares of the Company's common stock were exercised for a net of 3,835 shares of the Company's common stock (when adjusting for a cashless exercise of such options and the payment, in shares of the Company's common stock, of an aggregate exercise price of $23,250 in connection with such exercises) and 3,835 shares of the Company's common stock were issued to the option holder in connection with such exercises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident,” “scheduled,” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law.

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

We currently provide our services in 13 states, primarily in the Gulf Coast and Central Midwest regions of the United States.  During the three month period ending March 31, 2012, we aggregated approximately 14 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 5.8 million gallons of used motor oil with our proprietary licensed TCEP process and through our third party processing agreement.

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

Reliance on Contracts and Relationships; Currently a Low Capital Intensive Business

We currently have no significant capital assets and instead contract on a fee-paid basis for the use of all assets we deem to be necessary to conduct our operations, from either independent third-parties or related-parties, pursuant to the License and Operating Agreement, described below, and other related party agreements described in greater detail in our Report on Form 10-K, filed with the Commission on March 29, 2012. These assets are made available to us at market rates which are periodically reviewed by the Related Party Transaction Committee of the Company’s Board of Directors. Our management has chosen to contract for the use of assets rather than purchase or build and own them in order to provide flexibility in the Company’s capital equipment requirements in the event there is a need for more or less capacity due to rapid growth or contraction in the future. We expect to continue to rely on contracts for access to assets moving forward, to avoid the initial capital expenditures that would be required to build our own facilities.  However, we may decide to build our own facilities in the future, which would require significant capital expenditures.

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

The Operating Agreement has a term expiring on February 28, 2017, and can be terminated (a) by the mutual consent of both parties, (b) with thirty days prior written notice, if any term of the agreement is breached, by the non-breaching party, or (c) at any time after the Capitalized License Costs (as defined below) are paid and Mr. Cowart’s employment has been terminated by Vertex; provided that the parties intend for the rights granted pursuant to the License (defined below) to be perpetual.

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

Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of the thermal chemical extraction process (the “TCEP” and the “License”) which we have fully paid for in the amount of $2,320,878 (the “Capitalized License Costs”), in any market in the world (except at CMT’s Baytown facility where it is non-exclusive).

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

•
Alternative Energy Project Development. We will continue to evaluate and potentially pursue various alternative energy project development opportunities.  These opportunities may be a continuation of the projects sourced originally by World Waste and/or may include new projects initiated by us.

Additionally, the Board of Directors has previously formed a sub-committee of the Related Party Transaction Committee to review a potential acquisition of certain assets and/or business units related to Vertex LP, which is a related party, controlled by Benjamin P. Cowart, our largest shareholder, President and Director.   As part of the Company’s merger transaction with World Waste Technologies, Inc. and Vertex LP, which closed on April 16, 2009, the Company was provided (1) a right of first refusal to match any third-party offer to purchase Vertex LP or its related entities (collectively the “Vertex LP Entities”) on the terms and conditions set forth in such offer; and (2) the option, exercisable in our sole discretion any time after the 18-month anniversary of the closing of the merger (which date was October 16, 2010) and so long as Mr. Cowart is employed by the Company, to purchase all or any part of the outstanding stock or assets of any of the Vertex LP Entities owned by Vertex LP or VTX, Inc. (its general partner, which is also controlled by Mr. Cowart), at a price based on an independent third-party valuation and appraisal of the fair market value of such Vertex LP Entity.

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

Cost of Revenues

BLACK OIL - Cost of revenues for our Black Oil division are comprised primarily of feedstock purchases from a network of providers. Other cost of revenues include transportation costs incurred from third parties, purchasing and receiving costs, analytical assessments, brokerage fees and commissions, surveying and storage costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Set forth below are our results of operations for the three months ended March 31, 2012, as compared to the same period in 2011.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenues	$34,827,939	$20,308,903	$14,519,036	71%

Cost of Revenues	31,942,875	18,038,007	(13,904,868)	(77)%

Gross Profit	2,885,064	2,270,896	614,168	27%

Selling, general and administrative expenses	1,194,747	1,026,055	(168,692)	(16)%

Income from operations	1,690,317	1,244,841	445,476	36%

Other Income (expense)
Interest Expense	(44)	(29,041)	28,997	100%
Total other income (expense)	(44)	(29,041)	28,997	100%

Income before income taxes	1,690,273	1,215,800	474,473	39%

Income tax (expense) benefit	(116,000)	(19,703)	(96,297)	(489)%

Net income	1,574,273	1,196,097	378,176	32%

Each of our segments’ gross profit during the three months ended March 31, 2012 and 2011 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended March 31,
Black Oil Segment	2012	2011	$ Change	% Change
Total revenue	$8,600,377	$4,402,106	$4,198,271	95%
Total cost of revenue	$7,837,774	$3,994,570	$(3,843,204)	(96)%
Gross profit	$762,603	$407,536	$355,067	87%

Refining Segment
Total revenue	$26,227,562	$15,906,797	$10,320,765	65%
Total cost of revenue	$24,105,101	$14,043,437	$(10,061,664)	(72)%
Gross profit	$2,122,461	$1,863,360	$259,101	14%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 71% for the first quarter of 2012, compared to the same period in 2011, due to increases in volume and commodity prices during the first quarter of 2012, compared to the first quarter of 2011.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2012 increased $20.38 per barrel from a three month average of $87.44 per barrel during the 2011 period to $107.82 per barrel during the 2012 period.  On average, prices we received for our products increased 23% for the quarter ended March 31, 2012, compared to the prior year’s quarter, resulting in a $14.5 million increase in revenue.

Our overall volume increased 36% for the three months ended March 31, 2012, and our per barrel margin decreased approximately 7% from the three months ended March 31, 2011.  This decrease was a result of an increase in the amount of Black Oil used in the contracted TCEP process, as well as increased volumes in most of the products we manage which is increasing the operational costs in managing the products on a day to day basis.

Our Refining and Marketing division experienced an increase in production of 20% for its fuel oil cutter product for the three months ended March 31, 2012, compared to the same period in 2011.  Our TCEP product experienced a 42% increase in volume during the three months ended March 31, 2012, compared to the same period in 2011.    In addition, commodity prices increased approximately 13% for the three months ended March 31, 2012, compared to the same period in 2011. The average posting (U.S. Gulfcoast No. 2 Waterborne) for the three months ended March 31, 2012 increased $15.05 per barrel from a three month average of $116.30 per barrel during the three months ended March 31, 2011 to $131.35 per barrel during the three months ended March 31, 2012.

The contracted TCEP technology generated revenues of $15,559,858 during the three months ended March 31, 2012, compared to $8,503,900 during the same period in 2011, with cost of revenues of $14,529,797, compared to $8,017,886 during the same period in 2011, producing a gross profit of $1,030,061, compared to $486,014 during the same period in 2011.  Due to the Company having the rights to license the use of the technology, its income from operations has been positively affected for the three months ended March 31, 2012.  We currently operate this technology from Vertex LP pursuant to a perpetual license as described above under “Operating and Licensing Agreement.”

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

Our Pygas production increased 290% for the three months ended March 31, 2012, compared to the same period in 2011 and commodity prices increased approximately 16% for our finished Pygas product for the three month period ended March 31, 2012, compared to the same period in 2011.

Our gasoline blendstock volumes decreased 51% for the three months ended March 31, 2012 as compared to the same period in 2011.  The decrease in volumes was associated with management’s decision to concentrate on meeting certain obligations related to our pygas finished product production versus our gasoline blendstock production.  The overall increase in revenues associated with our Refining and Marketing division for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was due to increases in volume coupled with increased market prices. Overall volume for the Refining and Marketing division increased 32% during the three month period ended March 31, 2012 as compared to the same period in 2011.  Although overall Gross Profit increased, our margin per barrel decreased approximately 14% as a result of increasing volume that did not carry with it a higher margin per barrel.  The decrease in margins was partly due to certain contractual obligations that the Company had to meet as well as increased operational costs that the additional volume required.

The following table sets forth the high and low spot prices during the first three months of 2011 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.07	March 31	$2.44	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.08	March 31	$2.33	January 25
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$98.15	March 25	$76.70	January 4
NYMEX Crude oil (dollars per barrel)	$105.75	March 23	$84.32	February 15
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first three months of 2012 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.27	February 24	$2.97	January 20
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.41	March 28	$2.71	January 5
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$114.35	March 1	$101.35	January 20
NYMEX Crude oil (dollars per barrel)	$109.74	February 24	$96.36	February 2
Reported in Platt's US Marketscan (Gulf Coast)

We have seen a consistent increase in each of the benchmark commodities we track through March 2012.

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

            During the three months ended March 31, 2012, gross profit increased 27% from the same period in 2011, primarily due to increases in commodity prices, increases in volumes sold or re-refined through the contracted TCEP, along with reduced costs related to the contracted TCEP process.

We had selling, general and administrative expenses of $1,194,747 for the three months ended March 31, 2012, compared to $1,026,055 from the prior year’s period, an increase of $168,692 or 16% from the prior period, due to increases in accounting, legal, and payroll costs as well as increased marketing and investor relations expenses from the prior period.

We had net income of $1,574,273 for the three months ended March 31, 2012, compared to net income of $1,196,097 for the three months ended March 31, 2011, an increase in net income of $378,176 or 32% from the prior year’s period.  The increase in net income was mainly due to increased volumes and increased commodity prices. A 71% increase in revenues and a 27% increase in gross profit was offset by the 16% increase in selling, general and administrative expenses incurred during the period ended March 31, 2012, compared to the three months ended March 31, 2011.

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

We had total assets of $21,364,798 as of March 31, 2012 compared to $16,733,971 at December 31, 2011.  This increase was partially due to $1,574,273 of net income which was generated during the three months ended March 31, 2012 as well as the $549,934 increase in inventory as of March 31, 2012, compared to December 31, 2011, along with the increase in our accounts receivable of $565,497 between March 31, 2012 and December 31, 2011 and the $3,621,271 increase in cash and cash equivalents between March 31, 2012 and December 31, 2011. The increase in accounts receivable and inventory is partly due to commodity pricing which increases the carrying value of our inventory as well as timing of our sales.  In addition there was a $24,510 increase in the net value of the license for the TCEP technology (due to increased expenditures on such process offset by amortization on such asset), described below, all of which attributed to the increase in total assets as of March 31 2012, compared to December 31, 2011.

Total current assets as of March 31, 2012 of $17,382,383 consisted of cash and cash equivalents of $4,296,459, accounts receivable, net, of $6,001,503 accounts receivable-related party of $1,661, inventory of $6,958,714, and prepaid expenses of $124,046.  Long term assets consisted of fixed assets, net, of $120,356, and a licensing agreement in the net amount of $1,954,059, which represents the value of the Company’s licensing agreement for the use of the thermal chemical extraction technology, net of amortization.  As of March 31, 2012, an additional $920,878 of development investments have been made to the TCEP and added to the original $1.4 million license value.  In addition as a result of the approximately $36 million of net operating losses that may be used to offset taxable income generated by the Company in future periods, the Company has recorded a deferred federal income tax asset of $1,908,000 as of March 31, 2012. The Company has fully paid CMT for the license for the TCEP as of the date of this filing.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.

We had total liabilities of $10,374,399 as of March 31, 2012, compared to $7,396,474 at December 31, 2011.  This increase was largely due to the increase in commodity prices and product volume during the three months ended March 31, 2012, which in turn increased the cost of the products we purchase and contributed to the increase in accounts payable and accrued expenses of $1,926,954 as of March 31, 2012, compared to December 31, 2011.  At March 31, 2012, current liabilities consisted of accounts payable of $8,391,147, accounts payable – related parties of $1,227,312, deposits of $679,940.  Accounts payable – related parties included amounts payable to CMT, H&H Oil Baytown, H&H Oil Austin and H&H Oil Corpus, which entities are majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.

We had positive working capital of $7,083,984 as of March 31, 2012.  Excluding current liabilities to and current assets relating to related parties our working capital was $8,309,635 as of March 31, 2012.  We had positive working capital of $5,353,780 as of December 31, 2011. Excluding current liabilities to related parties, our working capital was $5,972,045 as of December 31, 2011.  The $1,730,204 improvement in working capital from December 31, 2011 to March 31, 2012 is due to the net income of $1,574,273 which we generated for the three months ended March 31, 2012, the increased inventory of $549,934 (which increased total current assets), as well as the increase in our accounts receivable of $565,497 as of March 31, 2012, compared to December 31, 2011, offset by the increase of $1,926,954 in accounts payable and accrued expenses.

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

In September 2010, the Company entered into a loan agreement with Bank of America Merrill Lynch (“Bank of America”).

Pursuant to the loan agreement, Bank of America agreed to loan up to $3,500,000 in the form of a revolving line of credit, which is expected to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the Bank of America LIBOR rate plus 3%, adjusted daily, and was due on September 16, 2011.  On September 22, 2011, Bank of America provided an extension through December 31, 2011 on the Line of Credit and on December 19, 2011, Bank of America provided an additional extension through March 31, 2012.  On March 30, 2012 we entered into the First Amendment To Loan Agreement which extended our agreement through March 31, 2014.  We also agreed to certain affirmative and negative covenants in connection with our entry into the Loan Agreement, including, among other things, the requirement to maintain a ratio of (a) net income, plus income taxes and interest expense; to (b) interest expense, of at least 1.5 to 1, on a quarterly basis; (c) Funded Debt to EBITDA ratio not to exceed 2.00 to 1.00; and the prohibition, without the prior consent of Bank of America of the sale of any assets outside the normal course of business and/or the acquisition of any assets outside the normal course of business.  As of March 31, 2012, the Company was in compliance with all of its covenants.  As of March 31, 2012, we had not borrowed any funds under the Loan Agreement of which $3,500,000 was available.

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

Furthermore, because our common stock is traded on the OTCBB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  The total number of shares of common stock outstanding as of the date of this report was approximately 9.9 million shares, of which approximately 6.7 million of these shares were previously subject to Lock-up Agreements which expired on April 16, 2012.

Additionally, the Company has approximately 4.0 million shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of the date of this report.  Among the other rights of the Series A Preferred Stock, each share of Series A Preferred Stock can be converted into one (1) share of common stock, provided that prior to the three-year anniversary of the Merger (April 16, 2012), no holder may, in any given three-month period, convert more than that number of shares of Series A Preferred Stock that equals 5% of the total number of shares of Series A Preferred Stock then beneficially owned by such holder (the “Conversion Limitation”).  Additionally, holders can convert only up to that number of shares of Series A Preferred Stock, such that upon conversion, the aggregate beneficial ownership of the Company’s common stock held by any such holder does not exceed 4.99% of the Company’s common stock then outstanding (the “Beneficial Limitation”).  As of April 16, 2012, the Conversion Limitation applicable to the Series A Preferred Stock has expired.

As a result of the expiration of the Lock-Up Agreements and the Conversion Limitation, those shareholders who were previously restricted in their ability to sell and convert (and sell) our securities may choose to sell our securities on the OTCBB all at one time.  As a result, the volume of our common stock on the OTCBB may be significantly higher subsequent to April 16, 2012, and as a result there could be more volatility and lower trading prices in our common stock as a result of the expiration of such prior sale and conversion limitations.

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

Cash flows for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

	Three Months Ended March 31,
	2012	2011

Beginning cash and cash equivalents	$675,188	$744,313

Net cash provided by (used in):
Operating activities	3,648,694	532,503
Investing activities	(61,610)	(73,351)
Financing activities	34,187	4,000

Net increase in cash and cash equivalents	3,621,271	463,152

Ending cash and cash equivalents	$4,296,459	$1,207,465

Operating activities provided cash of $3,648,694 for the three months ended March 31, 2012 as compared to providing $532,503 of cash during the corresponding period in 2011.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our line of credit with Bank of America, as described above.  The primary reasons for the increase in cash provided by operating activities are related to the net income of $1,574,273, the increase in accounts payable of $1,926,954, $606,588 of increases in accounts payable-related parties, and a $444,383 increase in other deposits for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, offset by an increase in inventory of $549,934 and $565,497 of increase in accounts receivable.  Additionally, non-cash expense related to stock compensation expense provided $44,441 of liquidity for the three months ended March 31, 2012, depreciation and amortization contributed $40,913 of net cash and deferred federal income tax contributed $98,000 of net cash.

Investing activities used cash of $61,610 for the three months ended March 31, 2012 as compared to having used $73,351 of cash during the corresponding period in 2011.  Investing activities for the three months ended March 31, 2012 are comprised of $59,519 in cash payments related to the license of the TCEP and $2,091 of purchase of fixed assets.

Financing activities provided $34,187 during the three months ended March 31, 2012 resulting from proceeds from the exercise of common stock warrants.

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

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2011, the Company had utilized approximately $6.6 million of these NOLs leaving approximately $35.4 million of potential NOLs of which we expect to utilize approximately $1.6 million for the three months ended March 31, 2012.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 29, 2012 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, a total of 33,531 shares of the Company's Series A Preferred Stock were converted into 33,531 shares of our common stock on a one-for-one basis.  In addition, warrants and options to purchase 21,250 shares of the Company's common stock were exercised for cash proceeds of $34,187 and 21,250 shares of common stock were issued to the option and warrant holders in connection with such exercises.

Subsequent to the three months ended March 31, 2012 and through May 1, 2012, a total of 401,771 shares of the Company's Series A Preferred Stock were converted into 401,771 shares of our common stock on a one-for-one basis.  In addition, options to purchase 30,000 shares of the Company's common stock were exercised for cash proceeds of $46,500 and 30,000 shares of common stock were issued to the option holder in connection with such exercise.  Finally, options to purchase 15,000 shares of the Company's common stock were exercised for a net of 3,835 shares of the Company's common stock (when adjusting for a cashless exercise of such options and the payment, in shares of the Company's common stock, of an aggregate exercise price of $23,250 in connection with such exercises) and 3,835 shares of the Company's common stock were issued to the option holder in connection with such exercises.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), for the above conversions and cashless exercises, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and Section 4(2) of the Act for the cash exercises, since the issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION

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

3.1(2)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(5)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.

3.3(2)	Withdrawal of Designation of the Company’s Series B Preferred Stock

3.4(4)	Series B Convertible Preferred Stock Filing

3.5(2)	Bylaws of Vertex Energy, Inc.

4.1(2)	Vertex Energy, Inc., 2008 Stock Incentive Plan

4.2(3)	2009 Stock Incentive Plan of Vertex Energy, Inc.

10.1(2)	Asset Transfer Agreement

10.2(2)	Services Agreement

10.3(2)	Right of First Refusal Agreement

10.4(2)	Operating and Licensing Agreement

10.5(2)	Employment Agreement with Benjamin P. Cowart

10.6(2)	Employment Agreement with John Pimentel

10.7(2)	Employment Agreement with Matthew Lieb

10.8(2)	Letter Loan Agreement with Regions Bank

10.9(2)	Line of Credit with Regions Bank

10.10(2)	Security Agreement with Regions Bank

10.11(3)	Letter Agreement with Christopher Stratton

10.12(6)	Loan Agreement with Bank of America

10.13(6)	Security Agreement

10.14(8)(+)	Tolling (Processing) Agreement with KMTEX

10.15(8)(+)	First Amendment to Processing Agreement with KMTEX

10.16(8)	Form of Voting Agreement

10.17(8)	Form of Lock-Up Agreement

10.18(8)	Amended and Restated Employment Agreement with Chris Carlson

10.19(8)	First Amendment to Employment Agreement with Benjamin P. Cowart

10.20(8)	First Amendment to Employment Agreement with Matt Lieb

10.21(9)	Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace (July 5, 2011)

14.1(2)	Code of Ethics

16.1(2)	Letter from Stonefield Josephson, Inc.

21.1(10)	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1(2)	Glossary of Selected Terms

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(10) Filed as an exhibit to the Company’s Report on Form 10-K, filed with the Commission on March 29, 2012, and incorporated herein by reference.

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

VERTEX ENERGY, INC.

Date: May 7, 2012	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2012	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)