Form 10-Q
period 2012-06-30
Vertex Energy Inc.
filed 2012-08-14
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 10,745,454 shares of common stock issued and outstanding as of August 3, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS

Current assets
Cash and cash equivalents	$4,177,443	$675,188
Accounts receivable, net	3,778,844	5,436,006
Accounts receivable- related party	200	2,459
Inventory	6,603,579	6,408,780
Prepaid expenses	329,640	151,821
Total current assets	14,889,706	12,674,254

Noncurrent assets
Licensing agreement, net	2,041,994	1,929,549
Fixed assets, net	119,593	124,168
Deferred federal income tax	1,951,000	2,006,000
Total noncurrent assets	4,112,587	4,059,717

TOTAL ASSETS	$19,002,293	$16,733,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$7,232,662	$6,464,193
Accounts payable-related party	748,026	620,724
Deposits	-	235,557
Total current liabilities	7,980,688	7,320,474

Long-term liabilities
Deferred federal income tax	103,000	76,000
Total liabilities	8,083,688	7,396,474

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 3,211,328 and 4,426,639 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,211	4,427
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 10,685,322 and 9,414,926 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	10,686	9,415
Additional paid-in capital	3,485,193	3,319,388
Retained earnings	7,419,515	6,004,267
Total stockholders’ equity	10,918,605	9,337,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,002,293	$16,733,971

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$31,293,193	$27,790,860	$66,121,132	$48,081,785
Revenues – related parties	-	-	-	17,978
	31,293,193	27,790,860	66,121,132	48,099,763

Cost of revenues	30,542,452	25,325,275	62,485,327	43,363,282

Gross profit	750,741	2,465,585	3,635,805	4,736,481

Selling, general and administrative expenses	919,227	1,006,683	2,113,974	2,032,738

Income (loss) from operations	(168,486)	1,458,902	1,521,831	2,703,743

Other income (expense)
Interest income	633	-	633	-
Interest expense	-	(25,177)	(44)	(54,218)
Total other income (expense)	633	(25,177)	589	(54,218)

Income (loss) before income tax	(167,853)	1,433,725	1,522,420	2,649,525

Income tax (expense) benefit	8,828	(22,986)	(107,172)	(42,689)

Net income (loss)	$(159,025)	$1,410,739	$1,415,248	$2,606,836

Earnings (loss) per common share
Basic	$(0.02)	$0.17	$0.14	$0.31
Diluted	$(0.02)	$0.10	$0.10	$0.19

Shares used in computing earnings per share
Basic	10,136,941	8,535,111	9,781,851	8,487,392
Diluted	10,136,941	13,937,618	14,204,958	13,889,899

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Six Months Ended
	June 30, 2012	June 30, 2011

Cash flows operating activities
Net income	$1,415,248	$2,606,836
Adjustments to reconcile net income to cash
provided by (used in) operating activities
Stock based compensation expense	85,172	61,680
Depreciation and amortization	82,019	78,301
Deferred federal income tax	82,000	-
Changes in assets and liabilities
Accounts receivable	1,657,162	(631,157)
Accounts receivable- related parties	2,259	(3,900)
Inventory	(194,799)	(2,145,868)
Prepaid expenses	(177,819)	(12,235)
Accounts payable	768,469	1,490,353
Accounts payable-related parties	127,302	561,003
Deposits	(235,557)	-
Net cash provided by operating activities	3,611,456	2,005,013

Cash flows from investing activities
Payments for licensing agreement	(183,558)	(194,726)
Purchase of fixed assets	(6,330)	(32,274)
Net cash used in investing activities	(189,888)	(227,000)

Cash flows from financing activities
Proceeds from exercise of common stock warrants	80,687	4,000
Net cash provided by financing activities	80,687	4,000

Net increase in cash and cash equivalents	3,502,255	1,782,013

Cash and cash equivalents at beginning of the period	675,188	744,313

Cash and cash equivalents at end of period	$4,177,443	$2,526,326

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$44	$74,693
Cash paid for income taxes during the period	$17,172	$53,000

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$1,216	$95

Conversion of Series B Preferred Stock into common stock	$-	$600,000

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The consolidated financial statements include revenues from related parties of $0 and $17,978 and inventory purchases from related parties of $7,381,179 and $6,109,872 for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, the Company owes $748,026 of accounts payable to related parties including Cedar Marine Terminal (“CMT”), H&H Oil Baytown, H&H Oil Austin and H&H Oil Corpus. These entities are majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  The Company also incurred process costs of $3,858,699 and $3,293,572 for the six months ended June 30, 2012 and 2011, respectively.  The costs arise from the Thermal Chemical Extraction Process (“TCEP”) operating agreement with CMT, whereby we pay up to $0.40 per gallon of processing costs.  In the past, both parties have agreed to share increased costs.

The Company subleases office space from Vertex L.P. Rental payments under the lease are $6,600 per month and the lease will expire in June 2013.

The Company leases approximately 30,000 barrels in storage capacity for its Black Oil division at Cedar Marine Terminal, located in Baytown, Texas.  The monthly lease expense is $22,500 and the lease expired in March 2011; however, the parties have agreed to an extension of the lease with the same terms and conditions, through June 2012; provided that the terms of such extension are still subject to the approval of the Related Party Transaction Committee. The Company will continue to operate on a month to month basis until the lease is renewed.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the six months ended June 30, 2012, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

At June 30, 2012 and 2011 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:
	2012		2011
	% of	% of	% of	% of
	Revenues	Receivables	Revenues	Receivables
Customer 1	44%	35%	46%	0%
Customer 2	13%	17%	12%	0%
Customer 3	10%	17%	3%	30%
Customer 4	10%	0%	11%	34%
Customer 5	7%	2%	11%	27%

The Company purchases goods and services from two companies that represented 11% and 11% of total purchases for the six months ended June 30, 2012.

The Company has one debt facility available for use, of which there were no amounts outstanding as of June 30, 2012 and 2011, respectively. See note 4 for further details.

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

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2011, the Company had utilized approximately $6.6 million of these NOLs leaving approximately $35.4 million of potential NOLs of which we expect to utilize approximately $1.5 million for the six months ended June 30, 2012. The Company recorded a change in the valuation allowance as of June 30, 2012 for approximately $510,000.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 4. NOTES PAYABLE

In September 2010, the Company entered into a loan agreement and obtained a line of credit with Bank of America Merrill Lynch. The balance on the line of credit was $0 and $3,500,000 was available at June 30, 2012. On March 30, 2012 Bank of America renewed the line of credit through March 31, 2014. The loan agreement is guaranteed by CMT, a related party of the Company.  The most restrictive covenants of the loan requires an interest coverage ratio of at least 1.5 to 1 and a Funded Debt to EBITDA ratio not to exceed 2 to 1.  The Company believes it was in compliance of all aspects of the agreement at June 30, 2012.

The financing arrangement discussed above is secured by all of the assets of the Company.  Management of Vertex Energy believes that with the financing arrangements, in addition to projected earnings, it will have sufficient liquidity to fund the Company’s operations for the foreseeable future, although it may seek additional financing to fund acquisitions or other development in the future.

NOTE 5. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $85,172 and $61,680 for the six months ended June 30, 2012 and 2011, respectively, for options previously awarded by the Company.

In June 2011, we extended our consulting agreement for investor relations services.  The agreement was made effective as of April 15, 2011 and remained in effect until April 14, 2012 at which time it was renewed on a month to month basis.  We agreed to compensate the consultant with a monthly fee and reimbursement of expenses incurred in connection with and pursuant to the agreement.  The agreement may be terminated by either party at any time upon 30 days written notice.  In addition the Company granted the consultant warrants to purchase 25,000 shares of our common stock, with cashless exercise rights, at an exercise price of $1.75 per share. On May 10, 2011, the date of grant, 6,250 shares vested immediately and the remainder vest at 33 1/3% per year.  The fair value of these warrants on the date of grant was $11,201.

Stock option activity for the six months ended June 30, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	3,073,334	$5.46	7.00	$990,995
Options exercised	(60,000)	(1.55)	-	(3,439)
Options expired	(194,167)	(1.55)	-	(11,126)
Outstanding at June 30, 2012	2,819,167	$5.81	6.49	$976,430

Vested at June 30, 2012	2,018,861	$7.49	5.85	$547,835

Exercisable at June 30, 2012	2,018,861	$7.49	5.85	$547,835

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

A summary of the Company’s stock warrant activity and related information for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	1,245,311	$12.48	1.41	$142,065
Warrants exercised	(6,250)	(1.75)	(3.50)	(2,801)
Warrants cancelled/forfeited/expired	(11,377)	(25.00)	-	(652)
Warrants at June 30, 2012	1,227,684	$12.42	1.16	$138,612

Vested at June 30, 2012	1,196,507	$12.73	1.14	$130,581

Exercisable at June 30, 2012	1,196,507	$12.73	1.14	$130,581

NOTE 6. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income  available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the six months ended June 30, 2012 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the six months ended June 30, 2012 does not include options to purchase 1,769,869 shares and warrants to purchase 1,065,203 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the six months ended June 30, 2012 and 2011:

	2012	2011
Basic Earnings per Share
Numerator:
Income available to common shareholders	$1,415,248	$2,606,836
Denominator:
Weighted-average shares outstanding	9,781,851	8,487,392

Basic earnings per share	$0.14	$0.31

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Diluted Earnings per Share
Numerator:
Income	$1,415,248	$2,606,836
Denominator:
Weighted-average shares outstanding	9,781,851	8,487,392
Effect of dilutive securities
Stock options and warrants	1,211,779	822,346
Preferred stock	3,211,328	4,580,161

Diluted weighted-average shares outstanding	14,204,958	13,889,899

Diluted earnings per share	$0.10	$0.19

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2012, there were 10,685,322 common shares issued and outstanding.

During the six months ending June 30, 2012 there were 1,215,311 shares of the Company's Series A Preferred Stock converted into the Company's common stock and warrants and options to purchase 66,250 shares of the Company's common stock were exercised for cash proceeds of $80,687 and the cancellation (in a cashless exercise) of $23,250 of the Company's common stock (11,165).

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of June 30, 2012, there were 3,211,328 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

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

The initial valuation of the license was based upon the cost to acquire the use of TCEP and its processes. It will be assessed over time for changes in the valuation. Additional development costs capitalized during the six months ended June 30, 2012 and 2011 were $183,558 and $194,726, respectively. The Company is amortizing the value of the license agreement over a fifteen year period.  Amortization expense was $71,114 and $70,866 for the six months ending June 30, 2012 and 2011, respectively.  No indications of impairment of the license existed as of June 30, 2012.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the six months ended June 30, 2012 and 2011, are as follows:

SIX MONTHS ENDED JUNE 30, 2012

		Refining &
	Black Oil	Marketing	Total
Revenues	$18,524,464	$47,596,668	$66,121,132

Income from operations	$571,715	$950,116	$1,521,831

Total Assets	$8,813,701	$10,188,592	$19,002,293

SIX MONTHS ENDED JUNE 30, 2011

		Refining &
	Black Oil	Marketing	Total
Revenues	$8,848,149	$39,251,614	$48,099,763

Income from operations	$39,632	$2,664,111	$2,703,743

THREE MONTHS ENDED JUNE 30, 2012

		Refining &
	Black Oil	Marketing	Total
Revenues	$9,924,088	$21,369,105	$31,293,193

Income (loss) from operations	$249,502	$(417,988)	$(168,486)

THREE MONTHS ENDED JUNE 30, 2011

		Refining &
	Black Oil	Marketing	Total
Revenues	$4,446,043	$23,344,817	$27,790,860

Income from operations	$37,630	$1,421,272	$1,458,902

NOTE 11. SUBSEQUENT EVENTS

Subsequent to June 30, 2012, the available credit on the Line of Credit is $3,500,000.  As of  August 13, 2012, the outstanding balance drawn on the line of credit is $0 leaving an available balance for drawdowns of $3,500,000.

Subsequent to the six months ended June 30, 2012 and through August 3, 2012, a total of 60,132 shares of the Company's Series A Preferred Stock were converted into 60,132 shares of our common stock on a one-for-one basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	the level of competition in our industry and our ability to compete;
•	our ability to respond to changes in our industry;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	our ability to protect our intellectual property and not infringe on others’ intellectual property;
•	our ability to scale our business;
•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;
•	our ability to obtain and retain customers;
•	our ability to produce our products at competitive rates;
•	our ability to execute our business strategy in a very competitive environment;
•	trends in and the market for and the price of oil and gas and alternative energy sources;
•	our ability to maintain our relationship with KMTEX, Ltd.;
•	the impact of competitive services and products;
•	changes in environmental and other laws and regulations;
•	economic downturns both in the United States and globally;
•	risk of increased regulation of our operations and products;
•	negative publicity;
•	disruptions in the infrastructure that the Company and its partners rely on;
•	an inability to identify attractive acquisition opportunities, successfully negotiate acquisition terms or effectively integrate acquired companies or businesses;
•	interruptions at our facilities;
•
the fact that Cedar Marine Terminal may license the Thermal Chemical Extraction Process to third parties at the Baytown, Texas facility or sell the Thermal Chemical Extraction Process technology, which could have an adverse effect on our business;

•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;
•	our ability to effectively manage our growth;
•	the lack of capital available on acceptable terms to finance our continued growth; and
•	other risk factors included under “Risk Factors” in our Annual Report on Form 10-K.

You should read the matters described in “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 29, 2012, and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Please see the “Glossary of Selected Terms” incorporated by reference hereto as Exhibit 99.1, for a list of abbreviations and definitions used throughout this Report.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the refining, re-refining, used oil and oil and gas industries in general from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

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

Additionally, as a result of the Merger, as the successor entity of World Waste, we assumed World Waste’s filing obligations with the Securities and Exchange Commission and our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “VTNR.OB” effective May 4, 2009.  The previous trading symbol on the Over-The-Counter Bulletin Board was “WDWT.OB”.  Finally, as a result of the Merger, the common stock of World Waste was effectively reversed one for ten (10) as a result of the exchange ratios set forth in the Merger, and unless otherwise noted, the impact of such effective reverse stock split, created by the exchange ratio set forth above, is retroactively reflected throughout this report.  Effective July 23, 2012, we were automatically delisted from the Over-The-Counter Bulletin Board due to the fact that no market maker quoted our common stock for a period of more than 4 days.  We may take steps in the future to re-quote our common stock on the Over-The-Counter Bulletin Board.  Our common stock currently trades on the OTCQB market.

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

We currently provide our services in 13 states, primarily in the Gulf Coast and Central Midwest regions of the United States.  During the six month period ending June 30, 2012, we aggregated approximately 27.4 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 10.7 million gallons of used motor oil with our proprietary licensed TCEP process and through our third party processing agreement.

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

Operating and Licensing Agreement

In connection with the Merger and effective as of the effective date of the Merger, we entered into an Operating and Licensing Agreement (the “Operating Agreement”) with Cedar Marine Terminals, L.P., a subsidiary of Vertex LP (“CMT”).  CMT is controlled by Vertex LP, an entity which is majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.  Pursuant to the Operating Agreement, CMT agreed to provide services to us in connection with the operation of the Terminal run by CMT, and the operations of and use of the TCEP, in connection with a Terminaling Agreement by and between CMT and Vertex LP.  Additionally, we have the right to use the first 33,000 monthly barrels of the capacity of the TCEP, pursuant to the terms of the Operating Agreement, with CMT being provided the right to use the next 20,000 barrels of capacity and any additional capacity allocated pro rata (based on the percentages above), subject to separate mutually agreeable allocations.

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

Pursuant to the Operating Agreement, we also have the right to a non-revocable, non-transferable, royalty-free, perpetual (except as provided in the agreement) license to use the technology associated with the operations of the thermal chemical extraction process (the “TCEP” and the “License”) which we have fully paid for in the amount of $2,444,917 (the “Capitalized License Costs”), in any market in the world (except at CMT’s Baytown facility where it is non-exclusive).

We currently estimate the cost to construct a new, fully-functional, commercial facility with annual processing capacity of between 25 and 30 million gallons at another location would be approximately $2.5 to $5.0 million, which could fluctuate based on throughput capacity.  The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility.

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

In June 2012, the Company and Vertex LP entered into a preliminary, non-binding Letter of Intent relating to the proposed acquisition of certain or substantially all of the Vertex LP Entities, their assets and/or operations (the "Potential Vertex LP Acquisition"). Currently, the Company and Vertex LP are negotiating the terms and conditions of the Potential Vertex LP Acquisition, provided that at this time we can provide no assurances that definitive terms can be agreed upon or that such Potential Vertex LP Acquisition will be consummated. Assuming such transaction is consummated, such transaction may include the Company assuming, acquiring and/or incurring substantial amounts of debt or liabilities; the payment of substantial cash consideration to Vertex LP or its owners; and/or the issuance of significant non-cash consideration consisting of preferred stock, shares of our common stock or warrants to purchase shares of our common stock to Vertex LP or its owners, which may result in substantial dilution of the ownership interests of existing shareholders and may significantly dilute the Company's common stock book value. Such issuances may also serve to enhance existing management's ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. Any definitive agreements or understandings are subject to the approval of the management, the owners of the Vertex LP Entities, and the Company's Related Party Transaction Committee. In the event the Company enters into definitive documents in connection with the Potential Vertex LP Acquisition, the Company plans to file a Form 8-K announcing the terms of such transaction.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Set forth below are our results of operations for the three months ended June 30, 2012, as compared to the same period in 2011.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenues	$31,293,193	$27,790,860	$3,502,333	13%

Cost of Revenues	30,542,452	25,325,275	(5,217,177)	(21)%

Gross Profit	750,741	2,465,585	(1,714,844)	(70)%

Selling, general and administrative expenses	919,227	1,006,683	87,456	9%

Income (loss) from operations	(168,486)	1,458,902	(1,627,388)	(112)%

Other Income (expense)
Interest Income	633	-	633	100%
Interest Expense	-	(25,177)	25,177	100%
Total other income (expense)	633	(25,177)	25,810	103%

Income (loss) before income taxes	(167,853)	1,433,725	(1,601,578)	(112)%

Income tax (expense) benefit	8,828	(22,986)	31,814	138%

Net income (loss)	$(159,025)	$1,410,739	$(1,569,764)	(111)%

Each of our segments’ gross profit during the three months ended June 30, 2012 and 2011 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended June 30,
Black Oil Segment	2012	2011	$ Change	% Change
Total revenue	$9,924,088	$4,446,043	$5,478,045	123%
Total cost of revenue	9,323,474	4,028,171	(5,295,303)	(131)%
Gross profit	$600,614	$417,872	$182,742	44%

Refining Segment
Total revenue	$21,369,105	$23,344,817	$(1,975,712)	(8)%
Total cost of revenue	21,218,978	21,297,104	78,126	0%
Gross profit	$150,127	$2,047,713	$(1,897,586)	(93)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 13% for the second quarter of 2012, compared to the same period in 2011, due primarily to a 14% increase in overall volume during the second quarter of 2012, compared to the second quarter of 2011.

Despite increased volume and revenue for the three months ended June 30, 2012, our per barrel margin decreased 73% relative to the three months ended June 30, 2011.  This decrease was a result of an increase in operational expenses related to terminaling, transporting and overall processing costs for all products. Additionally, certain feedstock inventory purchased during the first quarter of 2012 at the then prevailing benchmark prices, was not sold until the second quarter of 2012 after the benchmark prices had dropped.

Our Black Oil division’s volume increased approximately 100% during the period ended June 30, 2012 compared to the same period in 2011.  Overall volume for the Refining and Marketing division decreased 7% during the three month period ended June 30, 2012 as compared to the same period in 2011. This division experienced a decrease in production of 1% for its fuel oil cutter product for the three months ended June 30, 2012, compared to the same period in 2011.  Our Pygas production decreased 47% for the three months ended June 30, 2012, compared to the same period in 2011.  Our gasoline blendstock volumes increased 69% for the three months ended June 30, 2012 as compared to the same period in 2011. Our TCEP product experienced a 9% decrease in volume during the three months ended June 30, 2012, compared to the same period in 2011.    In addition, commodity prices decreased approximately 4% for the three months ended June 30, 2012, compared to the same period in 2011. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2012 decreased $0.47 per barrel from a three month average of $98.46 per barrel during the three months ended June 30, 2011 to $97.99 per barrel during the three months ended June 30, 2012.

Overall gross profit decreased and our margin per barrel decreased approximately 73%.  These margin declines were a result of a sharp decline in commodity prices from the first quarter of 2012 to the second quarter of 2012, which were exacerbated by the Company carrying feedstock inventory from the first quarter that did not sell until the second quarter after commodity prices had dropped.  The decrease in margins was also partly due to certain contractual obligations that the Company had to meet as well as increased operational costs.  The Company views these as one-time events and does not consider these situations to be ongoing.

The contracted TCEP technology generated revenues of $12,384,692 during the three months ended June 30, 2012, with cost of revenues of $12,780,087, producing a gross loss of $395,395.  The per barrel margin for our TCEP product was down 169% as compared to the average margin during the previous five quarters.  This decrease was a result of two key components of our cost of goods sold; raw materials or feedstock and operating costs.  As discussed our margins are impacted by what we are able to pay for raw materials and what we are able to sell our finished products for.  The month to month market volatility for U.S. Gulfcoast Residual Fuel No. 6 3% during the three months ended June 30, 2012 was (24%) vs. 4% during the same period during 2011.  Operating expenses during the three months ended June 30, 2012 as compared to the previous five quarters experienced an increase of 18%.  Increased operating expenses contributed 40% of the decrease in margin, and market volatility contributed 60% toward the decline in our overall TCEP margin.  We currently operate this technology from Vertex LP pursuant to a perpetual license as described above under “Operating and Licensing Agreement.”

The following table sets forth the high and low spot prices during the first six months of 2011 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.30	April 8	$2.44	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.52	May 9	$2.33	January 25
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$104.30	April 29	$76.70	January 4
NYMEX Crude oil (dollars per barrel)	$113.93	April 29	$84.32	February 15
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first six months of 2012 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.27	February 24	$2.54	June 28
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.43	April 2	$2.49	June 28
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$114.35	March 1	$82.60	June 21
NYMEX Crude oil (dollars per barrel)	$109.77	February 24	$77.69	June 28
Reported in Platt's US Marketscan (Gulf Coast)

We have seen an increase during the first three months of 2012 followed by a sharp decrease in each of the benchmark commodities we track through June 2012.

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

            During the three months ended June 30, 2012, gross profit decreased 70% from the same period in 2011, primarily due to declines in commodity prices and increases in operating expenses.  In addition, during the three month period ended June 30, 2012, two of the re-refineries we provide feedstock to had operational difficulties which temporarily reduced demand for our Black Oil Division services which had a negative impact on our revenue and gross profit.

We had selling, general and administrative expenses of $919,227 for the three months ended June 30, 2012, compared to $1,006,683 from the prior year’s period, a decrease of $87,456 or 9% from the prior period. We had a net loss of $159,025 for the three months ended June 30, 2012, compared to net income of $1,410,739 for the three months ended June 30, 2011, a decrease in net income of $1,569,764 or 111% from the prior year’s period.  The decrease in net income was mainly due to increased operating costs and a decrease in commodity prices.  As we’ve noted in all of our filings, our margins are a function of the difference between what we are able to pay for raw materials and the market prices for the range of products we produce.  As an example one of the key benchmarks we use to buy and sell products (U.S. Gulfoast Residual Fuel No. 6 3%) during the first quarter of 2012 was at a high of $114.35 per barrel and then during the second quarter of 2012 was at a low of $82.60 per barrel.  This 28% decline in product value in a short period of time can have a major impact on our results of operations as seen during the three months ended June 30, 2012.  A 70% decrease in gross profit was offset by the 9% decrease in selling, general and administrative expenses incurred during the period ended June 30, 2012, compared to the three months ended June 30, 2011.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Set forth below are our results of operations for the six months ended June 30, 2012, as compared to the same period in 2011.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenues	$66,121,132	$48,099,763	$18,021,369	37%

Cost of Revenues	62,485,327	43,363,282	(19,122,045)	(44)%

Gross Profit	3,635,805	4,736,481	(1,100,676)	(23)%

Selling, general and administrative expenses	2,113,974	2,032,738	(81,236)	(4)%

Income from operations	1,521,831	2,703,743	(1,181,912)	(44)%

Other Income (expense)
Interest Income	633	-	633	100%
Interest Expense	(44)	(54,218)	54,174	100%
Total other income (expense)	589	(54,218)	54,807	101%

Income before income taxes	1,522,420	2,649,525	(1,127,105)	(43)%

Income tax (expense) benefit	(107,172)	(42,689)	(64,483)	(151)%

Net income	$1,415,248	$2,606,836	$(1,191,588)	(46)%

Each of our segments’ gross profit during the six months ended June 30, 2012 and 2011 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Six Months Ended June 30,
Black Oil Segment	2012	2011	$ Change	% Change
Total revenue	$18,524,464	$8,848,149	$9,676,315	109%
Total cost of revenue	17,161,248	8,022,741	(9,138,507)	(114)%
Gross profit	$1,363,216	$825,408	$537,808	65%

Refining Segment
Total revenue	$47,596,668	$39,251,614	$8,345,054	21%
Total cost of revenue	45,324,079	35,340,541	(9,983,538)	(28)%
Gross profit	$2,272,589	$3,911,073	$(1,638,484)	(42)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 37% for the six month period ended June 30, 2012, compared to the same period in 2011, due primarily to increases in volume and commodity prices during the six months ended June 30, 2012, compared to the prior period.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the six months ended June 30, 2012 increased $9.96 per barrel from a six month average of $92.95 per barrel during the 2011 period to $102.91 per barrel during the 2012 period.  On average, prices we received for our products increased 6.5% for the six month period ended June 30, 2012, compared to the same period during 2011 which resulted in an $18 million increase in revenue.

Our overall volume increased 24% for the six months ended June 30, 2012, while our per barrel margin decreased approximately 38% from the six months ended June 30, 2011.  This decrease was a result of an increase in operational costs related to terminaling, transporting and overall processing costs for all products as well as eroding margins related to higher priced feedstock purchased during the first quarter of 2012 which carried over through inventory into the second quarter of 2012.  Our Black Oil division’s volume increased approximately 71% during the six months ended June 30, 2012 compared to the same period in 2011.  While the volume in the Black Oil division increased, our overall margins decreased by not being able to move this volume through our TCEP process, which experienced extended downtime during the second quarter related to process repairs and enhancements, which process produces a higher margin finished product for the Company.

Our Refining and Marketing division experienced an increase in production of 8% for its fuel oil cutter product for the six months ended June 30, 2012, compared to the same period in 2011.  Our TCEP product experienced a 13% increase in volume during the six months ended June 30, 2012, compared to the same period in 2011.  In addition, on average the commodity prices our revenues are tied to increased approximately 6.5% for the six months ended June 30, 2012, compared to the same period in 2011. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the six months ended June 30, 2012 increased $9.95 per barrel from a six month average of $92.95 per barrel during the six months ended June 30, 2011 to $102.91 per barrel during the six months ended June 30, 2012 an 11% increase.

The contracted TCEP technology generated revenues of $27,944,551 during the six months ended June 30, 2012, with cost of revenues of $27,309,884, producing a gross profit of $634,667.  Due to the Company having the rights to license the use of the technology, its income from operations has been positively affected for the six months ended June 30, 2012.  We currently operate this technology from Vertex LP pursuant to a perpetual license as described above under “Operating and Licensing Agreement.”

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

Our Pygas production increased 22% for the six months ended June 30, 2012, compared to the same period in 2011 and commodity prices increased approximately 4% for our finished Pygas product for the six month period ended June 30, 2012, compared to the same period in 2011.

Our gasoline blendstock volumes decreased 12% for the six month period ended June 30, 2012 as compared to the same period in 2011.  The overall increase in revenues associated with our Refining and Marketing division for the six month period ended June 30, 2012, compared to the same period in 2011, was due to increases in volume coupled with increased commodity prices during the six month period ended June 30, 2012. Overall volume for the Refining and Marketing division increased 10% during the six month period ended June 30, 2012 as compared to the same period in 2011.  The increase in volumes and prices was offset by a decrease in overall gross profit relating to a decrease in our margin per barrel of approximately 47%, which was mainly a result of increasing commodity prices during the first quarter for much of our inventory that carried over into the second quarter which when then sold by us, subsequent to a sharp decline in commodity prices, had a negative impact on our margins.  The decrease in margins was also partly due to certain contractual obligations that the Company had to meet as well as increased operational costs.  Provided the Company is able to move product through the TCEP division, we believe our margins will be much improved during the three months ended September 30, 2012.

            During the six month period ended June 30, 2012, gross profit decreased 23% from the same period in 2011, primarily due to declines in commodity prices along with increased operating costs of approximately 19%.  In addition, during the six month period ended June 30, 2012, two of the re-refineries we provide feedstock to had operational difficulties which in turn had a negative impact on our revenue and gross profit.

We had selling, general and administrative expenses of $2,113,974 for the six month period ended June 30, 2012, compared to $2,032,738 from the prior year’s period, an increase of $81,236 or 4% from the prior period. We had net income of $1,415,248 for the six month period ended June 30, 2012, compared to net income of $2,606,836 for the same period in 2011, a decrease in net income of $1,191,588 or 46% from the prior year’s period.  The decrease in net income was mainly due to increased operating costs and decreases in commodity prices.  A 37% increase in revenues was offset by a 44% increase in cost of revenue, and a 4% increase in selling, general and administrative expenses incurred during the period ended June 30, 2012, compared to the six month period ended June 30, 2011.

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

We had total assets of $19,002,293 as of June 30, 2012 compared to $16,733,971 at December 31, 2011.  This increase was partially due to $1,415,248 of net income which was generated during the six month period ended June 30, 2012 as well as a $3,502,255 increase in cash and cash equivalents as of June 30, 2012, compared to December 31, 2011, along with the increase in our inventory of $194,799 between June 30, 2012 and December 31, 2011.  The increase in inventory is partly due to commodity pricing which increases the carrying value of our inventory.  In addition there was a $112,445 increase in the net value of the license for the TCEP technology (due to increased expenditures on such process offset by amortization on such asset), described below, all of which attributed to the increase in total assets as of June 30, 2012, compared to December 31, 2011.

Total current assets as of June 30, 2012 of $14,889,706 consisted of cash and cash equivalents of $4,177,443, accounts receivable, net, of $3,778,844 accounts receivable-related party of $200, inventory of $6,603,579, and prepaid expenses of $329,640.  Long term assets consisted of fixed assets, net, of $119,593, and a licensing agreement in the net amount of $2,041,994, which represents the value of the Company’s licensing agreement for the use of the thermal chemical extraction technology, net of amortization.  As of June 30, 2012, an additional $1,044,917 of development investments have been made to the TCEP and added to the original $1.4 million license value.  In addition as a result of the approximately $36 million of net operating losses that may be used to offset taxable income generated by the Company in future periods, the Company has recorded a deferred federal income tax asset of $1,951,000 and $2,006,000 as of June 30, 2012 and December 31, 2011, respectively. The Company has fully paid CMT for the license for the TCEP as of the date of this filing.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.

We had total liabilities of $8,083,688 as of June 30, 2012, compared to $7,396,474 at December 31, 2011.  This increase was largely due to the increase in commodity prices and product volume during the six month period ended June 30, 2012, which in turn increased the cost of the products we purchase and contributed to the increase in accounts payable and accrued expenses to $7,232,662 as of June 30, 2012.  At June 30, 2012, current liabilities consisted of accounts payable of $7,232,662, and accounts payable – related parties of $748,026.  Accounts payable – related parties included amounts payable to CMT, H&H Oil Baytown, H&H Oil Austin and H&H Oil Corpus, which entities are majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.

We had positive working capital of $6,909,018 as of June 30, 2012.  Excluding current liabilities to and current assets relating to related parties our working capital was $7,656,844 as of June 30, 2012.  We had positive working capital of $5,353,780 as of December 31, 2011. Excluding current liabilities to related parties, our working capital was $5,972,045 as of December 31, 2011.  The $1,555,238 improvement in working capital from December 31, 2011 to June 30, 2012 is due to the net income of $1,415,248 which we generated for the six months ended June 30, 2012, the increased cash and cash equivalents of $3,502,255, the increased inventory of $194,799 (which increased total current assets), as well as the increase in our prepaid expenses of $177,819 as of June 30, 2012, compared to December 31, 2011, offset by the increase of $660,214 in accounts payable and accrued expenses.

Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including commodity prices, the cost of recovered oil, and the ability to turn our inventory.  Other factors that have affected and are expected to continue to affect earnings and cash flow are transportation, processing, and storage costs.  Over the long term, our operating cash flows will also be impacted by our ability to effectively manage our administrative and operating costs. Additionally, we may incur future capital expenditures related to new TCEP facilities.

In September 2010, the Company entered into a loan agreement with Bank of America Merrill Lynch (“Bank of America”). Pursuant to the loan agreement, Bank of America agreed to loan up to $3,500,000 in the form of a revolving line of credit, which is expected to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the Bank of America LIBOR rate plus 3%, adjusted daily, and was due on September 16, 2011.  On September 22, 2011, Bank of America provided an extension through December 31, 2011 on the Line of Credit and on December 19, 2011, Bank of America provided an additional extension through March 31, 2012.  On March 30, 2012 we entered into the First Amendment To Loan Agreement which extended our agreement through March 31, 2014.  We also agreed to certain affirmative and negative covenants in connection with our entry into the Loan Agreement, including, among other things, the requirement to maintain a ratio of (a) net income, plus income taxes and interest expense; to (b) interest expense, of at least 1.5 to 1, on a quarterly basis; (c) Funded Debt to EBITDA ratio not to exceed 2.00 to 1.00; and the prohibition, without the prior consent of Bank of America of the sale of any assets outside the normal course of business and/or the acquisition of any assets outside the normal course of business.  As of June 30, 2012, the Company was in compliance with all of its covenants.  As of June 30, 2012, we had not borrowed any funds under the Loan Agreement of which $3,500,000 was available.

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

We may seek to explore the listing of our common stock on the NASDAQ, NYSE, or AMEX exchanges or another national securities exchange in the future.  We believe that the listing of our securities on a national exchange will facilitate the Company’s access to capital, from which certain acquisitions and capital investments might be financed. Until meeting the listing requirements of a national securities exchange and our Board of Directors determining such listing is in our best interests, we expect that our common stock will continue to be eligible to trade on the OTCQB (or the OTCBB assuming we choose to re-quote our common stock on the OTCBB) or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

Cash flows for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	2011

Beginning cash and cash equivalents	$675,188	$744,313

Net cash provided by (used in):
Operating activities	3,611,456	2,005,013
Investing activities	(189,888)	(227,000)
Financing activities	80,687	4,000

Net increase in cash and cash equivalents	3,502,255	1,782,013

Ending cash and cash equivalents	$4,177,443	$2,526,326

Operating activities provided cash of $3,611,456 for the six months ended June 30, 2012 as compared to providing $2,005,013 of cash during the corresponding period in 2011.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our line of credit with Bank of America, as described above.  The primary reasons for the increase in cash provided by operating activities are related to the net income of $1,415,248, the increase in accounts payable of $768,469, the $1,657,162 decrease in accounts receivable, $127,302 of increases in accounts payable-related parties, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, offset by increases in inventory of $194,799 and $177,819 in prepaid expenses, and a decrease of $235,557 in deposits.  Additionally, non-cash expense related to stock compensation expense provided $85,172 of liquidity for the six months ended June 30, 2012 and depreciation and amortization contributed $82,019 of net cash.

Investing activities used cash of $189,888 for the six months ended June 30, 2012 as compared to having used $227,000 of cash during the corresponding period in 2011.  Investing activities for the six months ended June 30, 2012 are comprised of $183,558 in cash payments related to the license of the TCEP and $6,330 of purchase of fixed assets.

Financing activities provided $80,687 during the six months ended June 30, 2012 resulting from proceeds from the exercise of common stock warrants.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2011, the Company had utilized approximately $6.6 million of these NOLs leaving approximately $35.4 million of potential NOLs of which we expect to utilize approximately $1.5 million for the six months ended June 30, 2012.

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

Recently Issued Accounting Pronouncements

In May 2011, the provisions of ASC Topic 820, “Fair Value Measurement,” were amended to clarify the application of existing fair value measurements and to change certain fair value measurement and disclosure requirements.  Amendments that change measurement and disclosure requirements relate to (i) fair value measurement of financial instruments that are managed within a portfolio, (ii) application of premiums and discounts in a fair value measurement, and (iii) additional disclosures about fair value measurements categorized with Level 3 of the fair value hierarchy.  These provisions are effective for the first interim or annual period beginning after December 31, 2011.  The adoption of this guidance effective January 1, 2012, did not affect our financial position or results of operations, but may result in additional disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, a total of 1,215,311 shares of the Company's Series A Preferred Stock were converted into 1,215,311 shares of our common stock on a one-for-one basis.  In addition, options to purchase 51,250 shares of the Company's common stock were exercised for cash proceeds of $80,687 and 51,250 shares of common stock were issued to the option holders in connection with such exercises.  Finally, options to purchase 15,000 shares of common stock were exercised for a net of 3,835 shares of the Company's common stock (when adjusting for a cashless exercise of such options and the payment, in shares of the Company's common stock, of an aggregate exercise price of $23,250 in connection with such exercises) and 3,835 shares of the Company's common stock were issued to the option holder in connection with such exercises.

From July 1, 2012 and through August 3, 2012, a total of 60,132 shares of the Company's Series A Preferred Stock were converted into 60,132 shares of our common stock on a one-for-one basis.

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

**       Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: August __, 2012	By: /s/ Benjamin P. Cowart Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer)

Date: August __, 2012	By: /s/ Chris Carlson Chris Carlson Chief Financial Officer (Principal Financial Officer)