Form 10-Q
period 2012-09-30
Vertex Energy Inc.
filed 2012-11-14
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,743,290 shares of common stock issued and outstanding as of November 13, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,151,016	$675,188
Accounts receivable, net	8,362,742	5,436,006
Accounts receivable- other	127,162	-
Accounts receivable- related party	-	2,459
Inventory	6,507,217	6,408,780
Prepaid expenses and other current assets	221,817	151,821
Total current assets	16,369,954	12,674,254

Noncurrent assets
Licensing agreement, net	-	1,929,549
Fixed assets, net	10,770,902	124,168
Intangible assets	16,255,000	-
Goodwill	3,515,977	-
Deferred federal income tax	3,669,000	2,006,000
Total noncurrent assets	34,210,879	4,059,717

TOTAL ASSETS	$50,580,833	$16,733,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,055,679	$6,464,193
Accounts payable-related party	917,519	620,724
Current portion of long-term debt	1,748,023	-
Deposits	-	235,557
Total current liabilities	12,721,221	7,320,474

Long-term liabilities
Long-term debt	6,860,948	-
Contingent consideration	4,711,000	-
Line of credit	6,000,000	-
Deferred federal income tax	100,000	76,000
Total liabilities	30,393,169	7,396,474

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 3,133,147 and 4,426,639 issued and outstanding at September 30, 2012 and December 31,2011, respectively	3,133	4,427
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 15,315,208 and 9,414,926 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	15,315	9,415
Additional paid-in capital	10,644,033	3,319,388
Retained earnings	9,525,183	6,004,267
Total stockholders’ equity	20,187,664	9,337,497
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,580,833	$16,733,971

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$36,195,570	$30,301,326	$102,316,702	$78,383,111
Revenues – related parties	-	-	-	17,978
	36,195,570	30,301,326	102,316,702	78,401,089

Cost of revenues	33,011,934	28,268,785	95,497,261	71,632,067

Gross profit	3,183,636	2,032,541	6,819,441	6,769,022

Selling, general and administrative expenses (exclusive of acquisition related expenses)	1,610,146	997,723	3,724,120	3,030,461
Acquisition related expenses	1,154,612	-	1,154,612	-

Total selling, general and administrative expenses	2,764,758	997,723	4,878,732	3,030,461

Income from operations	418,878	1,034,818	1,940,709	3,738,561

Other income (expense)
Interest income	949	-	1,582	-
Interest expense	(28,972)	(3,593)	(29,016)	(57,811)
Total other income (expense)	(28,023)	(3,593)	(27,434)	(57,811)

Income before income tax	390,855	1,031,225	1,913,275	3,680,750

Income tax (expense) benefit	1,714,813	(3,000)	1,607,641	(45,689)

Net income	$2,105,668	$1,028,225	$3,520,916	$3,635,061

Earnings per common share
Basic	$0.17	$0.11	$0.35	$0.42
Diluted	$0.13	$0.06	$0.25	$0.25

Shares used in computing earnings per share
Basic	12,255,372	9,187,227	10,085,206	8,722,642
Diluted	16,484,023	15,851,393	14,358,691	14,503,882

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Cash flows operating activities
Net income	$3,520,916	$3,635,061
Adjustments to reconcile net income to cash
provided by (used in) operating activities
Stock based compensation expense	124,626	94,358
Depreciation and amortization	180,402	120,138
Deferred federal income tax benefit	(1,639,000)	-
Changes in assets and liabilities
Accounts receivable	(1,073,778)	(4,010,965)
Accounts receivable- other	(127,162)
Accounts receivable- related parties	2,459	(10,967)
Inventory	(85,658)	(4,864,249)
Prepaid expenses	23,313	(11,381)
Accounts payable	1,005,932	2,872,639
Accounts payable-related parties	296,795	685,968
Deposits	(235,557)	1,080,277
Net cash provided by (used in) operating activities	1,993,288	(409,121)

Cash flows from investing activities
Purchase of intangible assets	(209,061)	(232,214)
Acquisition, net	(1,319,015)
Purchase of fixed assets	(77,232)	(92,051)
Net cash used in investing activities	(1,605,308)	(324,265)

Cash flows from financing activities
Borrowing from (payments to) note payable	(3,777)	1,000,000
Proceeds from exercise of common stock warrants	91,625	306,250
Net cash provided by financing activities	87,848	1,306,250

Net increase in cash and cash equivalents	475,828	572,864

Cash and cash equivalents at beginning of the period	675,188	744,313

Cash and cash equivalents at end of period	$1,151,016	$1,317,177

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$1,005	$78,505
Cash paid for income taxes during the period	$6,187	$56,000

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$78	$224
Conversion of Series B Preferred Stock into common stock	$-	$600,000

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

NOTE 2.  RELATED PARTIES

Prior to the Acquisition (described below in Note 10), the Company had numerous transactions with Vertex Holdings, L.P., formerly Vertex Energy, L.P. (also defined herein as the “Partnership” or “Vertex LP”), including the lease of the Partnership’s storage facility, subletting of office space, transportation of feedstock to re-refiners and the Company’s storage facility, and delivery from the Company’s re-refinery to end customers. The pricing under these contracts is with certain wholly-owned subsidiaries of the Partnership and is priced at market, and is reviewed periodically from time to time by the Board of Director’s Related Party Transaction committee.  The Related Party Transaction committee includes at least two independent directors and will review and pre-approve any and all related party transactions. See Note 10 for additional details on the Acquisition.

The consolidated financial statements include revenues from related parties of $0 and $17,978 and inventory purchases from related parties of $9,569,772 and $9,632,599 for the nine months ended September 30, 2012 and 2011, respectively.  The Company also incurred process costs of $6,198,582 and $5,204,117 for the nine months ended September 30, 2012 and 2011, respectively.  The costs arise from the Thermal Chemical Extraction Process (“TCEP”) operating agreement with CMT (which entity was acquired as part of the Acquisition), whereby we paid up to $0.40 per gallon of processing costs.  In the past, both parties have agreed to share increased costs.

The Company subleased office space from Vertex L.P. Rental payments under the lease were $6,600 per month and the lease was to expire in June 2013 (the lease was acquired as part of the Acquisition).

The Company leased approximately 30,000 barrels in storage capacity for its Black Oil division at Cedar Marine Terminal, located in Baytown, Texas.  The monthly lease expense was $22,500 and the lease expired in March 2011; however, the parties agreed to an extension of the lease with the same terms and conditions, through June 2012.  CMT was acquired as part of the Acquisition.

The Company leased approximately 45,000 barrels in storage capacity for its TCEP division at CMT, located in Baytown, Texas.  The monthly lease expense was $45,000 and the lease expired in March 2011; however, the parties agreed to an extension of the leases with the same terms and conditions, through August 2012, other than an increase in the monthly lease expense to $49,500 in consideration for an additional rental of 3,000 barrels of capacity. CMT was acquired as part of the Acquisition.

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the nine months ended September 30, 2012, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

At September 30, 2012 and 2011 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2012		2011
	% of	% of	% of	% of
	Revenues	Receivables	Revenues	Receivables
Customer 1	40%	0%	48%	46%
Customer 2	14%	11%	12%	16%
Customer 3	5%	4%	10%	7%
Customer 4	11%	1%	10%	0%
Customer 5	4%	0%	1%	15%
Customer 6	15%	56%	5%	13%

The Company purchases goods and services from two companies that represented 11% and 11% of total purchases for the nine months ended September 30, 2012.

The Company has had various debt facilities available for use, of which there was $6,000,000 and $1,000,000 outstanding as of September 30, 2012 and 2011, respectively. See Note 4 for further details.

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

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2011, the Company had utilized approximately $6.6 million of these NOLs leaving approximately $35.4 million of potential NOLs of which we expect to utilize approximately $2 million for the nine months ended September 30, 2012. The Company recorded a change in the valuation allowance as of September 30, 2012 for approximately $2,378,000.

NOTE 4. NOTES PAYABLE

In September 2010, the Company entered into a loan agreement and obtained a line of credit with Bank of America Merrill Lynch. On March 30, 2012, Bank of America renewed the line of credit through March 31, 2014. The balance on the line of credit was $0 at September 30, 2012. The loan agreement is guaranteed by CMT, a related party of the Company.  The most restrictive covenants of the loan require an interest coverage ratio of at least 1.5 to 1 and a Funded Debt to EBITDA ratio not to exceed 2 to 1. This line of credit was replaced with the new agreement dated September 2012, described below.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and the lender agreed to provide the Company with an additional $10,000,000 in the form of a revolving line of credit, which is expected to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on August 31, 2014.  The balance on the revolving line of credit is $6,000,000 at September 30, 2012.

Amounts borrowed under the term note bear interest at the option of the Company of either the lender's prime commercial lending rate then in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the term note is due and payable monthly in arrears and all amounts outstanding under the term note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,666.67 are due and payable on the term note monthly in arrears on the last day of each month and continuing until the maturity date.  The balance of the term loan is $8,500,000 at September 30, 2012.

The financing arrangement discussed above is secured by all of the assets of the Company.  The loan contains certain restrictive covenants including a Fixed Charge Coverage Ratio, as defined in the agreement , of at least 1.25 to 1.00, Senior Funded Debt to EBITDA Ratio, as defined in the agreement, not to exceed 2.00 to 1.00 and a Minimum Net Worth, as defined in the agreement, of at least $10,000,000. The Company believes it was in compliance of all aspects of the agreement at September 30, 2012.

NOTE 5. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $124,626 and $94,358 for the nine months ended September 30, 2012 and 2011, respectively, for options previously awarded by the Company.

Stock option activity for the nine months ended September 30, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	3,073,334	$5.46	7.00	$990,995
Options exercised	(60,000)	(1.55)	-	(3,439)
Options expired	(294,167)	(1.21)	-	(38,878)
Options granted	225,000	1.91	10.00	197,146
Outstanding at September 30, 2012	2,944,167	$5.69	6.75	$1,145,824

Vested at September 30, 2012	2,216,049	$6.96	6.12	$661,966

Exercisable at September 30, 2012	2,216,049	$6.96	6.12	$661,966

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

A summary of the Company’s stock warrant activity and related information for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	1,245,311	$12.48	1.41	$142,065
Warrants exercised	(12,500)	(1.75)	(3.50)	(5,601)
Warrants cancelled/forfeited/expired	(11,377)	(25.00)	-	(652)
Warrants at September 30, 2012	1,221,434	$12.47	.90	$135,812

Vested at September 30, 2012	1,198,532	$12.69	.87	$133,722

Exercisable at September 30, 2012	1,198,532	$12.69	.87	$133,722

NOTE 6. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the nine months ended September 30, 2012 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the nine months ended September 30, 2012 does not include options to purchase 1,769,869 shares and warrants to purchase 1,065,203 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the nine months ended September 30, 2012 and 2011:

	2012	2011

Basic Earnings per Share
Numerator:
Income available to common shareholders	$3,520,916	$3,635,061
Denominator:
Weighted-average shares outstanding	10,085,206	8,722,642

Basic earnings per share	$0.35	$0.42

Diluted Earnings per Share
Numerator:
Income	$3,520,916	$3,635,061
Denominator:
Weighted-average shares outstanding	10,085,206	8,722,642
Effect of dilutive securities
Stock options and warrants	1,140,337	1,329,073
Preferred stock	3,133,147	4,452,167

Diluted weighted-average shares outstanding	14,358,691	14,503,882

Diluted earnings per share	$0.25	$0.25

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2012, there were 15,315,208 common shares issued and outstanding.

During the nine months ending September 30, 2012, 1,293,492 shares of the Company's Series A Preferred Stock were converted into 1,293,492 shares of the Company's common stock; warrants and options to purchase 57,500 shares of our common stock were exercised for cash proceeds of $93,875; options to purchase 15,000 shares of common stock were exercised for a net of 3,835 shares of common stock (when adjusting for a cashless exercise of such options and the payment, in shares of common stock, of an aggregate exercise price of $23,250 in connection with such exercises) and 3,835 shares of common stock were issued to the option holder in connection with such exercises; and 4,545,455 restricted shares were issued as consideration for the Acquisition, described in Note 10.

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of September 30, 2012, there were 3,133,147 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

NOTE 9.  LICENSING AGREEMENT

Until the Acquisition (described in Note 10, below), the Company operated under an operating and licensing agreement with a related party that is majority-owned and controlled by the Company’s Chief Executive Officer and Chairman, Benjamin P. Cowart, that provided for an irrevocable, non-transferable, royalty-free, perpetual right to use TCEP to re-refine certain used oil feedstock and associated operations of this technology on a global basis.  This included the right to utilize the technology in any future production facilities built by the Company.

The initial valuation of the license was based upon the cost to acquire the use of TCEP and its processes. It was also assessed over time for changes in the valuation. Additional development costs capitalized during the nine months ended September 30, 2012 and 2011 were $209,062 and $232,214, respectively. The Company is amortizing the value of the license agreement over a fifteen year period.  Amortization expense was $95,478 and $108,212 for the nine months ending September 30, 2012 and 2011, respectively.  The unamortized basis of the licensing agreement was reclassified to intangible assets at the acquisition, as discussed in Footnote 10.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 10.  ACQUISITION

On September 11, 2012, but effective August 31, 2012, the Company acquired 100% of the outstanding equity interests of Vertex Acquisition Sub, LLC (“Acquisition Sub” and the "Acquisition"), a special purpose entity consisting of substantially all of the assets of Vertex LP and real-estate properties of B & S Cowart Family L.P. ("B&S LP") in consideration for $28,791,000, consisting of $16,500,000 plus a working capital adjustment of approximately $467,000, 4,545,455 restricted shares of common stock valued at $7,113,000, and contingent consideration of $4,711,000. Prior to closing the acquisition, Vertex LP contributed to Acquisition Sub substantially all of its assets and liabilities relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants, including all of the outstanding equity interests in Vertex LP’s wholly-owned operating subsidiaries, Cedar Marine Terminals, L.P., Crossroad Carriers, L.P., Vertex Recovery L.P. and H&H Oil, L.P. and B&S LP contributed real estate associated with the operations of H&H Oil, L.P.

The acquisition was accounted for under the purchase method of accounting, with the Company identified as the acquirer, and the operating results of the Acquisition Sub have been included in the Company's consolidated financial statements as of the closing date of the acquisition. Under the purchase method of accounting, the aggregate amount of consideration paid by the Company was allocated to the Acquisition Sub’s net tangible assets and intangible assets based on their estimated fair values as of August 31, 2012.  The excess purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The goodwill has been allocated to the Refining and Marketing reporting segment.  The Company retained an independent third-party appraiser to assist management in its valuation. The allocation of the purchase price is based on the best estimates of management.

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date.  The allocation of fair values are preliminary and are subject to change in the future during the measurement period.

(in thousands)
Cash and cash equivalents	$663
Accounts receivable	1,853
Inventory	13
Prepaid expenses	61
Property, plant and equipment	8,659
Land	1,995
Other assets	32
Intangible assets	14,212
Goodwill	3,516
Total identifiable net assets	31,004
Less liabilities assumed	$(2,213)
Total purchase price	28,791

The Company incurred approximately $1,154,612 in costs associated with the Acquisition. These included legal, accounting, environmental, investment banking, and related party transaction committee costs.

The following table summarizes the cost of amortizable intangible assets related to the acquisition of Vertex Holdings:

	Estimated Cost (in thousands)	Useful life (years)
Customer relations	$343	5
Vendor relations	4,064	10
H&H Oil Trademark/Trade name	775	16
TCEP Technology/Patent	8,957	15
Non-competes	73	3
Total	$14,212

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

The following unaudited pro-forma consolidated results of operations for the three and nine month periods ended September 30, 2012 and 2011 assume the acquisition occurred as of January 1, 2011. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2011 or of results that may occur in the future (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue	$32,474	$37,837	$109,943	$84,504
Cost of goods sold	27,395	33,097	96,491	69,756
Gross profit	5,079	4,741	13,452	14,748
Selling, general and administrative expenses	2,367	2,531	7,645	6,346
Income from operations	-	-	5,807	8,402
Other income and expense	-	-	(768)	(727)
Net income	2,711	2,209	5,039	7,675

Earnings per common share-Basic	0.30	0.18	0.50	0.88
Earnings per common share-Diluted	0.17	0.13	0.35	0.53

NOTE 11.  CONTINGENT CONSIDERATION

As part of the consideration paid related to the acquisition discussed in Footnote 10, if certain earnings targets are met the Company has to pay the seller approximately $2,233,000 annually in 2013, 2014 and 2015.  The Company has recorded contingent consideration of $4,711,000, which is the discounted cash flows of the earn out payments.

NOTE 12.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the nine months ended September 30, 2012 and 2011, are as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2012

		Refining &
	Black Oil	Marketing	Total
Revenues	$25,841,948	$76,474,754	$102,316,702

Income from operations	$(830,048)	$2,770,757	$1,940,709

Total Assets	$22,620,722	$27,960,111	$50,580,833

NINE MONTHS ENDED SEPTEMBER 30, 2011

		Refining &
	Black Oil	Marketing	Total
Revenues	$15,101,466	$63,299,623	$78,401,089

Income from operations	$330,072	$3,408,489	$3,738,561

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

		Refining &
	Black Oil	Marketing	Total
Revenues	$7,317,484	$28,878,086	$36,195,570

Income (loss) from operations	$(1,401,764)	$1,820,642	$418,878

THREE MONTHS ENDED SEPTEMBER 30, 2011

		Refining &
	Black Oil	Marketing	Total
Revenues	$6,253,317	$24,048,009	$30,301,326

Income from operations	$290,823	$743,995	$1,034,818

NOTE 13. SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the available credit on the line of credit is $10,000,000.  As of November 9, 2012, the outstanding balance drawn on the line of credit is $5,500,000  leaving an available balance for draw downs of $4,500,000.

Subsequent to the nine months ended September 30, 2012 and through November 9, 2012, a total of 1,432,082 shares of the Company's Series A Preferred Stock were converted into shares of our common stock on a one-for-one basis and warrants and options to purchase 5,000 shares of the Company's common stock were exercised for cash proceeds of $2,250.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	risks associated with our outstanding credit facility, including amounts owed, restrictive covenants and security interests thereon;
•	the level of competition in our industry and our ability to compete;
•	our ability to respond to changes in our industry;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	our ability to protect our intellectual property and not infringe on others’ intellectual property;
•	our ability to scale our business;
•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;
•	our ability to obtain and retain customers;
•	our ability to produce our products at competitive rates;
•	our ability to execute our business strategy in a very competitive environment;
•	trends in, and the market for, the price of oil and gas and alternative energy sources;
•	our ability to maintain our relationship with KMTEX, Ltd.;
•	the impact of competitive services and products;
•	our ability to maintain insurance;
•	pending and potential future litigation, judgments and settlements;
•	rules and regulations making our operations more costly or restrictive;
•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;
•	economic downturns both in the United States and globally;
•	risk of increased regulation of our operations and products;
•	negative publicity and public opposition to our operations;
•	disruptions in the infrastructure that we and our partners rely on;
•	an inability to identify attractive acquisition opportunities, successfully negotiate acquisition terms or effectively integrate acquired companies or businesses;
•	interruptions at our facilities;
•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;
•	our ability to effectively manage our growth;
•	the lack of capital available on acceptable terms to finance our continued growth; and
•	other risk factors included under “Risk Factors” below and in our Annual Report on Form 10-K.

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 29, 2012, and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

Corporate History of the Registrant:

Vertex Energy, Inc. (the “Company,” “we,” “us,” and “Vertex”) was formed as a Nevada corporation on May 14, 2008.  Pursuant to an Amended and Restated Agreement and Plan of Merger dated May 19, 2008, by and between Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership ("Holdings"), us, World Waste Technologies, Inc., a California corporation (“WWT” or “World Waste”), Vertex Merger Sub, LLC, a California limited liability company and our wholly-owned subsidiary ("Merger Subsidiary"), and Benjamin P. Cowart, our Chief Executive Officer, as agent for our shareholders (as amended from time to time, the “Merger Agreement”). Effective on April 16, 2009, World Waste merged with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation and becoming our wholly-owned subsidiary (the "Merger"). In connection with the Merger, (i) each outstanding share of World Waste common stock was cancelled and exchanged for 0.10 shares of our common stock; (ii) each outstanding share of World Waste Series A preferred stock was cancelled and exchanged for 0.4062 shares of our Series A preferred stock; and (iii) each outstanding share of World Waste Series B preferred stock was cancelled and exchanged for 11.651 shares of our Series A preferred stock.

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

Recent Acquisition

On September 11, 2012, but effective as of August 31, 2012, we acquired 100% of the outstanding equity interests of Vertex Acquisition Sub, LLC (the “Acquisition” and “Acquisition Sub”), a special purpose entity consisting of substantially all of the assets of Holdings and real-estate properties of B & S Cowart Family L.P. (“B&S LP”).  Prior to closing the Acquisition, Holdings contributed to Acquisition Sub substantially all of its assets and liabilities relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants, including all of the outstanding equity interests in Holdings’ wholly-owned operating subsidiaries, Cedar Marine Terminals, L.P. (“CMT”), Crossroad Carriers, L.P. (“Cross Road”), Vertex Recovery L.P. (“Vertex Recovery”) and H&H Oil, L.P. (“H&H Oil”), and B&S LP contributed real estate associated with the operations of H&H Oil.

•
Cedar Marine Terminals, L.P.  CMT operates a 19-acre bulk liquid storage facility on the Houston Ship Channel. The terminal serves as a truck-in, barge-out facility and provides throughput terminal operations. CMT is also the site of our Thermal Chemical Extraction Process (“TCEP”) technology assets.

•
Crossroad Carriers, L.P.  Crossroad is a third-party common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and waste streams.

•
Vertex Recovery L.P. Vertex Recovery collects and recycles used oil and residual materials from large regional and national customers throughout the US and Canada. It facilitates its services through a network of independent recyclers and franchise collectors.

•	H&H Oil, L.P. H&H Oil collects and recycles used oil and residual materials from customers based in Austin, Baytown, San Antonio and Corpus Christi, Texas.

Through the Acquisition we have executed on our vertical integration strategy by entering the used motor oil and petroleum by-product collection market.  The Acquisition also establishes our own re-refinery and transportation fleet, which we previously managed on an outsourced basis.  We believe the Acquisition is strategic because it provides us the following benefits:

•	Access to feedstock at the point of generation;
•	Expansion of total feedstock supply volume and diversification of our supplier network;
•	Operation of our own re-refinery and transportation fleet;
•	Ownership of the TCEP intellectual property;
•	Enhances our size, scale and asset base;
•	Expected to increase cash flow and improve operating margins; and
•	Eliminates related-party transactions between the Company and Holdings.

We paid the following consideration for 100% of the equity interests in Acquisition Sub (the “Purchase Price”): (i) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 million restricted shares of our common stock; and (ii) to B&S LP, $1.7 million cash consideration, representing the appraised value of certain real estate contributed by B&S LP to Acquisition.  Additionally, for each of the three one-year periods following the closing date of the transaction, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate (the “Earn-Out Payments”), contingent on the combined company achieving EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods. $1.0 million of the purchase price will be held in escrow for 18 months to satisfy indemnity claims.  We borrowed the funds used to acquire Acquisition Sub with the Credit Facility and Notes described in greater detail below under “Liquidity and Capital Resources”.

We had numerous relationships and related-party transactions with Holdings and its subsidiaries prior to the closing of the Acquisition, including the lease of a storage facility, subletting of office space, operating agreement for Holdings’ TCEP facility on our behalf, transportation of feedstock to re-refiners and our storage facility, and delivery from the TCEP re-refinery to end customers. The closing of the Acquisition eliminates these related-party transactions moving forward.  The description of our operations below reflects the closing of the Acquisition, unless otherwise stated or the discussion requires otherwise.

Pro forma Financial Information Reflecting the Holdings Acquisition

The following unaudited pro forma results of operations for the three months and nine months ended September 30, 2012 and 2011, respectively, assumes that the Acquisition was completed at the beginning of the periods presented.  The pro forma results include adjustments to reflect revenue and cost of revenue eliminations that took place between Vertex Energy, Inc. and the Acquisition Sub.  In addition the pro forma results include adjustments to reflect costs deemed to be non-recurring in nature related to the acquisition.

	Three Months Ended September 30,
	2012	2011
Pro forma revenues	$37,837,297	$32,473,821
Pro forma cost of revenues	$33,096,661	$27,395,280
Pro forma gross profit	$4,740,636	$5,078,541
Pro forma selling, general and administrative expenses	$810,355	$2,367,317
Pro forma net income	$3,930,281	$2,711,224

Earning per Common Share
Basic	$0.32	$0.30
Diluted	$0.24	$0.17

The pro forma financial information presented above for the three months ended September 30, 2012 and 2011, and below for the nine months ended September 30, 2012 and 2011, is not necessarily indicative of either the results of operations that would have occurred had the Acquisition been effective as of July 1, 2012 (as to the information presented for the three months ended September 30, 2012) or January 1, 2012 (as to the information presented for the nine months ended September 30, 2012), or of future operations of the Company.

	Nine Months Ended September 30,
	2012	2011
Pro forma revenues	$109,943,118	$84,504,495
Pro forma cost of revenues	$96,490,677	$69,756,473
Pro forma gross profit	$13,452,441	$14,748,022
Pro forma selling, general and administrative expenses	$5,534,074	$7,067,962
Pro forma net income	$7,918,367	$7,680,060

Earning per Common Share
Basic	$0.79	$0.88
Diluted	$0.55	$0.53

Description of Business Activities:

We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products.  We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users.    Our Company operates in two divisions. Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to our customers.  We operate a refining facility that uses our proprietary TCEP technology and we also utilize third-party processing facilities.

Black Oil Division

Our Black Oil division is engaged in the collection, aggregation, and sale of used motor oil, as well as related transportation and storage activities.  We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations.  We own a fleet of 13 collection vehicles which routinely visit generators to collect and purchase used motor oil.   We also aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.  In 2011, H&H Oil collected approximately 9 million gallons of used motor oil directly from third-party generators. We acquired H&H Oil as a result of the closing of the Acquisition (described above).  Excluding volume we purchased from H&H Oil, we aggregated approximately 27.4 million gallons of used oil in 2011 through our network of local and regional third-party collectors.

We manage the logistics of transport, storage and delivery of used oil to our customers.   We own a fleet of 7 transportation trucks and more than 90 aboveground storage tanks with over 4.5 million gallons of storage capacity.  These assets are used by both the Black Oil Division and the Refining and Marketing Division.  In addition, we also utilize third parties for the transportation and storage of used oil feedstocks.  Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge.  In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil.

Refining and Marketing Division

               Our Refining and Marketing division is engaged in the aggregation of feedstock, re-refining it into higher value end products, and selling these products to our customers, as well as related transportation and storage activities. We aggregate a diverse mix of feedstock including used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and are also  transferred from our Black Oil division.  We operate our own re-refining operations at the Cedar Marine Terminal facility, which we acquired through the Acquisition, and have a toll-based processing  arrangement in place with KMTEX, Ltd. (“KMTEX”) to re-refine feedstock streams, under our direction, into various end products that we specify.  While our contractual agreement with KMTEX expired on June 30, 2011, we believe that we will be able to renew or extend such agreement in the future, as the parties have continued to operate under the terms of the agreement subsequent to its expiration. In connection with and pursuant to our arrangement with KMTEX, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees.

We use our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing.  KMTEX uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock.  We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement.

Biomass Renewable Energy

We are also continuing to work on joint development commercial projects which focus on the separation of municipal solid waste into feedstocks for energy production.  We are very selective in choosing opportunities that we believe will result in value for our shareholders.  We can provide no assurance that the ongoing venture will successfully bring any projects to a point of financing or successful construction and operation.

Thermal Chemical Extraction Process

We own the intellectual property for our patent-pending TCEP technology.  TCEP is a technology which uses thermal and chemical dynamics to extract impurities from used oil which increases the value of the feedstock.  We currently sell the TCEP final product as fuel oil cutterstock. We intend to continue to develop the TCEP technology and design with the goal of producing additional re-refined products including lubricating base oil.

We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 30 million gallons at another location would be approximately $2.5 to $5.0 million, which could fluctuate based on throughput capacity.  The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility.

Strategy and Plan of Operations

The principal elements of our strategy include:

Expand Feedstock Supply Volume.  We intend to expand our feedstock supply volume by growing our collection and aggregation operations.  We plan to increase the volume of feedstock we collect directly by developing new relationships with generators and working to displace incumbent collectors; increasing the number of collection personnel, vehicles, equipment, and geographical areas we serve; and acquiring collectors in new or existing territories.  We intend to increase the volume of feedstock we aggregate from third-party collectors by expanding our existing relationships and developing new vendor relationships.  We believe that our ability to acquire large feedstock volumes will help to cultivate new vendor relationships because collectors often prefer to work with a single, reliable customer rather than manage multiple relationships and the uncertainty of excess inventory.

Broaden Existing Customer Relationships and Secure New Large Accounts.  We intend to broaden our existing customer relationships by increasing sales of used motor oil and re-refined products to these accounts. In some cases, we may also seek to serve as our customers’ primary or exclusive supplier.  We also believe that as we increase our supply of feedstock and re-refined products that we will secure larger customer accounts that require a partner who can consistently deliver high volumes.

Re-Refine Higher Value End Products.  We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher-value end products, including assets or technologies which complement TCEP.  Currently, we are using TCEP to re-refine used oil feedstock into cutterstock for use in the marine fuel market.  We believe that the expansion of our TCEP facilities and our technology, and investments in additional technologies, will enable us to upgrade feedstock into end products, such as lubricating base oil, that command higher market prices than the current re-refined products we produce.

Expand TCEP Re-Refinement Capacity.  We intend to expand our TCEP capacity by building additional TCEP facilities to re-refine feedstock.  We believe the TCEP technology has a distinct competitive advantage over conventional re-refining technology because it produces a high-quality, fuel oil product, and the capital expenditures required to build a TCEP plant are significantly lower than a comparable conventional re-refining facility.  By continuing the transition from our historical role as a value-added logistics provider to operating as a re-refiner, we believe we will be able to leverage our feedstock supply network and aggregation capabilities to upgrade a larger percentage of our feedstock inventory into higher value end products which we believe should lead to increased revenue and gross margins. We intend to build TCEP facilities near the geographic location of substantial feedstock sources that we have relationships with through our existing operations or from an acquisition.  By establishing TCEP facilities near proven feedstock sources, we seek to lower our transportation costs and lower the risk of operating plants at low capacity.

Pursue Selective Strategic Relationships Or Acquisitions.  We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets.  Such acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of TCEP.  In addition, we intend to pursue further vertical integration opportunities by acquiring complementary recycling and processing technologies where we can realize synergies by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.

Alternative Energy Project Development. We will continue to evaluate and potentially pursue various alternative energy project development opportunities.  These opportunities may be a continuation of the projects sourced originally by World Waste and/or may include new projects initiated by us.

In connection with the above elements of our business strategy, in order to further strengthen our foothold in the collection and re-refining business, improve profitability and simplify related party transactions, the Company acquired substantially all of the assets and liabilities of Holdings, effective August 31, 2011, on September 11, 2012 in connection with the Acquisition, described above.

RESULTS OF OPERATIONS

Description of Material Financial Line Items:

Revenues

We generate revenues from two existing operating divisions as follows:

BLACK OIL - Revenues for our Black Oil division are comprised primarily of feedstock sales (used motor oil) which are purchased from generators of used motor oil such as oil change shops and garages, as well as a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market.

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

Cost of Revenues

BLACK OIL - Cost of revenues for our Black Oil division are comprised primarily of feedstock purchases from a network of providers. Other cost of revenues include transportation costs, purchasing and receiving costs, analytical assessments, brokerage fees and commissions, surveying and storage costs.

REFINING AND MARKETING - The Refining and Marketing division incurs cost of revenues relating to the purchase of feedstock, purchasing and receiving costs, and inspection and processing costs for our TCEP finished product, as well as costs related to the feedstock into gasoline blendstock, pygas and fuel oil cutter by a third party. Cost of revenues also includes broker’s fees, inspection and transportation costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Set forth below are our results of operations for the three months ended September 30, 2012, as compared to the same period in 2011.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Revenues	$36,195,570	$30,301,326	$5,894,244	19%

Cost of Revenues	33,011,934	28,268,785	(4,743,149)	(17)%

Gross Profit	3,183,636	2,032,541	1,151,095	57%

Selling, general and administrative expenses (exclusive of acquisition related expenses)	1,610,146	997,723	(612,423)	(61)%

Acquisition related expenses	1,154,612	-	(1,154,612)	-

Total selling, general and administrative expenses	2,764,758	997,723	(1,767,035)	(177)%

Income from operations	418,878	1,034,818	(615,940)	(60)%

Other Income (expense)
Interest Income	949	-	949	-
Interest Expense	(28,972)	(3,593)	(25,379)	(706)%
Total other income (expense)	(28,023)	(3,593)	(24,430)	(680)%

Income before income tax	390,855	1,031,225	(640,370)	(62)%

Income tax (expense) benefit	1,714,813	(3,000)	1,717,813	573%

Net income (loss)	2,105,668	1,028,225	1,077,443	105%

Each of our segments’ gross profit during the three months ended September 30, 2012 and 2011 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended September 30,
Black Oil Segment	2012	2011	$ Change	% Change
Total revenue	$7,317,484	$6,253,317	$1,064,167	17%
Total cost of revenue	$6,652,877	$5,610,880	(1,041,997)	(19)%
Gross profit	$664,607	$642,437	$22,170	3%

Refining Segment
Total revenue	$28,878,086	$24,048,009	$4,830,077	20%
Total cost of revenue	$26,359,057	$22,657,905	(3,701,152)	(16)%
Gross profit	$2,519,029	$1,390,104	$1,128,925	81%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 19% for the third quarter of 2012, compared to the same period in 2011, due primarily to a 23% increase in overall volume during the third quarter of 2012, compared to the third quarter of 2011.

In addition to the increased volume and revenue for the three months ended September 30, 2012, our per barrel margin increased 27% relative to the three months ended September 30, 2011.  This increase was a result of decreases in operational expenses related to terminaling, transporting and overall processing costs for all products. Additionally, certain feedstock inventory purchased during the end of the second quarter of 2012 at the then prevailing benchmark prices, was not sold until the third quarter of 2012 after the benchmark prices had increased, which provided additional margin to the Company.

Our Black Oil division’s volume increased approximately 28% during the period ended September 30, 2012 compared to the same period in 2011.  Overall volume for the Refining and Marketing division increased 21% during the three month period ended September 30, 2012 as compared to the same period in 2011. This division experienced a decrease in production of 2% for its gasoline blendstock product for the three months ended September 30, 2012, compared to the same period in 2011.  Our Pygas production increased 115% for the three months ended September 30, 2012, compared to the same period in 2011.  Our fuel oil cutter volumes increased 37% for the three months ended September 30, 2012 as compared to the same period in 2011.  We experienced a 10% increase in the volume of our TCEP refined product during the three months ended September 30, 2012, compared to the same period in 2011.   In addition, commodity prices increased approximately 5% for the three months ended September 30, 2012, compared to the same period in 2011. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2012 decreased $1.20 per barrel from a three month average of $98.49 per barrel during the three months ended September 30, 2011 to $97.28 per barrel during the three months ended September 30, 2012.

Overall gross profit increased and our margin per barrel increased approximately 27%.  This margin improvement was a result of increases in commodity prices from the end of the second quarter of 2012 to the third quarter of 2012, which was further positively impacted by the Company’s reduction of operating costs during the third quarter of 2012.

Our TCEP technology generated revenues of $15,790,419 during the three months ended September 30, 2012, with cost of revenues of $15,360,447, producing a gross profit of $429,973.  The per barrel margin for our TCEP product was down 23% as compared to the average margin during the previous six quarters.  This decrease was a result of two key components of our cost of goods sold; raw materials or feedstock and operating costs.  As discussed above, our margins are impacted by what we are able to pay for raw materials and what we are able to sell our finished products for.    Operating expenses during the three months ended September 30, 2012 decreased 7% as compared to the average operating expenses over the previous six quarters.  The Company is focused on decreasing overall operating expenses for TCEP during the next twelve month period.

The following table sets forth the high and low spot prices during the first nine months of 2011 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.30	April 8	$2.44	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.52	May 9	$2.33	January 25
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$104.35	April 8	$76.70	January 4
NYMEX Crude oil (dollars per barrel)	$113.93	April 29	$79.20	February 15
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first nine months of 2012 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.27	February 24	$2.54	June 28
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.43	April 2	$2.49	June 28
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$114.35	March 1	$82.60	June 21
NYMEX Crude oil (dollars per barrel)	$109.77	February 24	$77.69	June 28
Reported in Platt's US Marketscan (Gulf Coast)

We saw an increase during the first quarter of 2012 in each of the benchmark commodities we track through September 2012, followed by a sharp decrease during the second quarter of 2012, followed again by a modest increase during the third quarter of 2012 in such benchmarks.

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

            During the three months ended September 30, 2012, gross profit increased 57% from the same period in 2011, primarily due to increases in commodity prices and increases in volume.  In addition, during the three month period ended September 30, 2012, the Company reduced its per barrel operating costs by 1%.

We had selling, general and administrative expenses (exclusive of acquisition related expenses) of $1,610,146 for the three months ended September 30, 2012, compared to $997,723 from the prior year’s period, an increase of $612,423 or 61% from the prior period.  This increase is primarily due to the additional selling, general and administrative expenses generated by the new business lines and additional compensation expenses associated with employees acquired as a result of the Acquisition during the month of September 2012 (the acquisition closed effective August 31, 2012).  The Company incurred an additional $1,154,612 of legal, accounting, auditing and investment banking expenses during the three months ended September 30, 2012 related to the Acquisition of Holdings.  We had net income from operations of $418,878 for the three months ended September 30, 2012, compared to net income from operations of $1,034,818 for the three months ended September 30, 2011, a decrease in net income of $615,940 or 60% from the prior year’s period.  The decrease in net income was mainly due to one-time acquisition related expenses of $1,154,612 incurred during the three months ending September 30, 2012.   We anticipate the Acquisition having a minimal impact on revenue; however we expect to see a reduction in our cost of revenues and consequently an improvement in our gross profit margin as well as our net income as a result of the Acquisition.  We had an income tax benefit of $1,714,813 for the three months ended September 30, 2012, compared to an income tax expense of $3,000 for the same period ended September 30, 2011.  The increase is due to a benefit for income taxes, for which for the Company has recorded a net deferred asset based on reducing our valuation allowance related to our approximately $36 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Set forth below are our results of operations for the nine months ended September 30, 2012, as compared to the same period in 2011.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Revenues	$102,316,702	$78,401,089	$23,915,613	31%

Cost of Revenues	95,497,261	71,632,067	(23,865,194)	(33)%

Gross Profit	6,819,441	6,769,022	50,419	1%

Selling, general and administrative expenses (exclusive of acquisition related expenses)	3,724,120	3,030,461	(693,659)	(23)%

Acquisition related expenses	1,154,612	-	(1,154,612)	-

Total selling, general and administrative expenses	4,878,732	3,030,461	(1,848,271)	(61)%

Income (loss) from operations	1,940,709	3,738,561	(1,797,852)	(48)%

Other Income (expense)
Interest Income	1,582	-	1,582	-
Interest Expense	(29,016)	(57,811)	28,795	50%
Total other income (expense)	(27,434)	(57,811)	30,377	53%

Income before income taxes	1,913,275	3,680,750	(1,767,475)	(48)%

Income tax (expense) benefit	1,607,641	(45,689)	1,653,330	3619%

Net income	3,520,916	3,635,061	(114,145)	(3)%

Each of our segments’ gross profit during the nine months ended September 30, 2012 and 2011 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Nine Months Ended September 30,
Black Oil Segment	2012	2011	$ Change	% Change
Total revenue	$25,841,948	$15,101,466	$10,740,482	71%
Total cost of revenue	$23,814,125	$13,633,621	(10,180,504)	(75)%
Gross profit	$2,027,823	$1,467,845	$559,978	38%

Refining Segment
Total revenue	$76,474,754	$63,299,623	$13,175,131	21%
Total cost of revenue	$71,683,136	$57,998,446	(13,684,690)	(24)%
Gross profit	$4,791,618	$5,301,177	$(509,559)	(10)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 31% for the nine month period ended September 30, 2012, compared to the same period in 2011, due primarily to increases in volume and commodity prices during the nine months ended September 30, 2012, compared to the prior period.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the nine months ended September 30, 2012 increased $6.23 per barrel from a nine month average of $94.80 per barrel during the 2011 period to $101.03 per barrel during the 2012 period.  On average, prices we received for our products increased 5% for the nine month period ended September 30, 2012, compared to the same period during 2011, which resulted in a $24 million increase in revenue.

Our overall volume increased 24% for the nine months ended September 30, 2012, while our per barrel margin decreased approximately 19% from the nine months ended September 30, 2011.  This decrease was a result of an increase in operational costs related to terminaling, transporting and overall processing costs for all products as well as eroding margins related to higher priced feedstock purchased during the first quarter of 2012 which carried over through inventory into the second quarter of 2012.  Our Black Oil division’s volume increased approximately 24% during the nine months ended September 30, 2012 compared to the same period in 2011.  While the volume in the Black Oil division increased, our overall margins decreased by not being able to move this volume through our TCEP process, which experienced extended downtime during the second quarter related to process repairs and enhancements, which process produces a higher margin finished product for the Company.

Our Refining and Marketing division experienced an increase in production of 19% for its fuel oil cutter product for the nine months ended September 30, 2012, compared to the same period in 2011.  Our TCEP product experienced a 12% increase in volume during the nine months ended September 30, 2012, compared to the same period in 2011.  In addition, on average the commodity prices our revenues are tied to increased approximately 5% for the nine months ended September 30, 2012, compared to the same period in 2011.

The TCEP technology generated revenues of $43,734,969 during the nine months ended September 30, 2012, with cost of revenues of $42,670,330, producing a gross profit of $1,064,639.  Due to the use of the TCEP technology, the Company’s income from operations has been positively affected for the nine months ended September 30, 2012.

As our competitors bring new technologies to the marketplace, which will likely enable them to obtain higher values for the finished products created through their technologies from purchased black oil feedstock, they will be able to pay more for feedstock due to the additional value received from their finished product (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock).  If we are not able to continue to refine the technology and gain efficiencies in the TCEP technology, we could be negatively impacted by the ability of our competitors to bring new processes to market which compete with our processes as well as their ability to outbid us for feedstock supplies.

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

Our Pygas production increased 47% for the nine months ended September 30, 2012, compared to the same period in 2011 and commodity prices increased approximately 5% for our finished Pygas product for the nine month period ended September 30, 2012, compared to the same period in 2011.

Our gasoline blendstock volumes decreased 8% for the nine month period ended September 30, 2012 as compared to the same period in 2011.  The overall increase in revenues associated with our Refining and Marketing division for the nine month period ended September 30, 2012, compared to the same period in 2011, was due to increases in volume coupled with a small increase in commodity prices during the nine month period ended September 30, 2012. Overall volume for the Refining and Marketing division increased 14% during the nine month period ended September 30, 2012 as compared to the same period in 2011.  The increase in volumes and prices was offset by a decrease in overall gross profit relating to a decrease in our margin per barrel of approximately 21%, which was mainly a result of increasing commodity prices during the first quarter for much of our inventory that carried over into the second quarter which when then sold by us, subsequent to a sharp decline in commodity prices, had a negative impact on our margins during the second quarter, which in turn affected margins for the nine months ended September 30, 2012.  The decrease in margins was also partly due to certain contractual obligations that the Company had to meet as well as increased operational costs.  Due to the Company being able to move more product during the three months ended September 30, 2012 as a result of the Acquisition, our margins were much improved over the prior period.

            During the nine month period ended September 30, 2012, gross profit increased 1% from the same period in 2011, primarily due to increases in commodity prices along with increased volumes.  In addition, during the nine month period ended September 30, 2012, two of the re-refineries we provide feedstock to had operational difficulties which in turn had a negative impact on our revenue and gross profit.

We had selling, general and administrative expenses of $3,724,120 for the nine month period ended September 30, 2012, compared to $3,030,461 from the prior year’s period, an increase of $693,659 or 23% from the prior period. We had net income of $3,520,916 for the nine month period ended September 30, 2012, compared to net income of $3,635,061 for the same period in 2011, a decrease in net income of $114,145 or 3% from the prior year’s period.  The decrease in net income was due to increased operating costs and decreases in commodity prices mainly experienced in the second quarter of 2012, as well as increased administrative expenses during the third quarter of 2012 related to the Acquisition and increased SG&A expense related to the additional employees acquired in the Acquisition during the three months ended September 30, 2012.  A 31% increase in revenues was offset by a 33% increase in cost of revenue, and a 23% increase in selling, general and administrative expenses incurred during the nine months ended September 30, 2012, compared to the nine month period ended September 30, 2011.  We had an income tax benefit of $1,607,641 for the nine months ended September 30, 2012, compared to an income tax expense benefit of $45,689 for the same period ended September 30, 2011.  The increase is due to a benefit for income taxes, for which for the Company has recorded a net deferred asset based on reducing our valuation allowance related to our approximately $36 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

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

We had total assets of $50,580,833 as of September 30, 2012 compared to $16,733,971 at December 31, 2011.  This large increase was mostly due to Acquisition of Holdings’ assets (described above under “Recent Acquisition”) which included fixed assets of $10,770,902 consisting of five used oil collection branch locations and associated storage facilities and rolling stock (collection and transport trucks), a 19 acre tank terminal storage facility located on the Houston ship-channel, and a small trucking operation.  In addition it included $16,255,000 of intangible assets which represented the value of the purchase of the patents and technology related to the TCEP operation.  The increase was also due to the $3,520,916 of net income which was generated during the nine month period ended September 30, 2012, a $475,828 increase in cash and cash equivalents as of September 30, 2012, compared to December 31, 2011, along with the increase in our inventory of $98,437 between September 30, 2012 and December 31, 2011. The increase in inventory is partly due to commodity pricing which increases the carrying value of our inventory, all of which contributed to the increase in total assets as of September 30, 2012, compared to December 31, 2011.  Additionally contributing to the increase in total assets was a $2,926,736 increase in accounts receivable, net.

Total current assets as of September 30, 2012 of $16,369,954 consisted of cash and cash equivalents of $1,151,016, accounts receivable, net, of $8,362,742, inventory of $6,507,217, and prepaid expenses of $221,817.  Long term assets consisted of fixed assets, net, of $10,770,902, intangible assets consisting of patents and technology in the net amount of $16,255,000, which represents the value of the Company’s TCEP technology, net of amortization, and goodwill of $3,515,977 acquired in connection with the Acquisition.

As of September 30, 2012, as a result of the Acquisition, the Company owns outright and no longer licenses the TCEP technology.    In addition, as a result of the approximately $36 million of net operating losses that may be used to offset taxable income generated by the Company in future periods, the Company has recorded a deferred federal income tax asset of $3,669,000 and $2,006,000 as of September 30, 2012 and December 31, 2011, respectively.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.

We had total liabilities of $30,393,169 as of September 30, 2012, compared to $7,396,474 at December 31, 2011.  This increase was largely due to liabilities assumed in connection with and funds borrowed in order to complete the Acquisition.  At September 30, 2012, current liabilities consisted of accounts payable and accrued liabilities of $10,055,679, accounts payable – related parties of $917,519, and $1,748,023 of current portion of long-term debt, representing the current portion of amounts due on the Notes, described below.  Accounts payable – related parties included amounts payable to Vertex Holdings, LP which entity is majority-owned and controlled by our Chief Executive Officer and Chairman, Benjamin P. Cowart.

We had long-term liabilities as of September 30, 2012 of $17,671,948, which included $6,860,948 of long-term debt representing amounts due on Term Note, described below, line of credit of $6,000,000, representing amounts borrowed under the Revolving Note (defined below), $4,711,000 of contingent consideration relating to the Earn-Out Payments associated with the Acquisition, described above, and $100,000 of deferred federal income tax.

We had working capital of $3,648,733 as of September 30, 2012.  Excluding current liabilities to and current assets relating to related parties, we had working capital of $4,566,252 as of September 30, 2012.  We had positive working capital of $5,353,780 as of December 31, 2011. Excluding current liabilities to related parties, our working capital was $5,972,045 as of December 31, 2011.  The reduction in working capital as of September 30, 2012, compared to December 31, 2011, is mainly due to liabilities assumed as a result of and incurred in connection with the Acquisition.

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

In September 2010, we entered into a loan agreement with Bank of America Merrill Lynch. Pursuant to the loan agreement, Bank of America Merrill Lynch agreed to loan up to $3,500,000 in the form of a revolving line of credit. The line of credit accrued interest at the bank’s LIBOR rate plus 3%, adjusted daily, and was originally due on September 16, 2011 (provided that the parties subsequently entered into various extensions of the line of credit, extending the due date to March 31, 2014).  As of September 11, 2012, we had not borrowed any funds under the line of credit of which $3,500,000 was available.  The line of credit was terminated pursuant to our entry into the Credit Agreement described below.

On September 11, 2012, we entered into a Credit Agreement with Bank of America, N.A. (“Bank of America”) effective as of August 31, 2012, pursuant to which the we borrowed $8,500,000 in the form of a term loan, which is evidenced by a Term Note, and Bank of America agreed to provide us with an additional $10,000,000 revolving credit facility (the “Credit Facility”), which is evidenced by a Revolving Note (the Term Note and the Revolving Note, collectively, the “Notes”).

Pursuant to the Credit Agreement, we were provided the right to request loans from time to time under the Credit Facility, subject to the terms and conditions of the Credit Agreement, provided that the total amount loaned pursuant to the Credit Facility cannot exceed the lesser of (a) $10,000,000 and (b) an amount equal to the total of (i) 80% of our accounts in which Bank of America has a first-priority perfected security interest; (ii) 80% of our finished-goods inventory in which Bank of America holds a first-priority perfected security interest, in each case subject to the terms and conditions of the Credit Agreement, plus (iii) $1,500,000 through December 31, 2012, and $0 thereafter.

Amounts borrowed under the Revolving Note bear interest at our option at the lesser of Bank of America’s prime commercial lending rate then in effect or the LIBOR rate in effect plus 2.75%.  Accrued and unpaid interest on the Revolving Note is due and payable monthly in arrears and all amounts outstanding under the Revolving Note are due and payable on August 31, 2014.

Amounts borrowed under the Term Note bear interest at our option at the lesser of Bank of America’s prime commercial lending rate then in effect or the LIBOR rate in effect plus 2.75%.  Accrued and unpaid interest on the Term Note is due and payable monthly in arrears and all amounts outstanding under the Term Note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,666.67 are due and payable on the Term Note, monthly in arrears on the last day of each month beginning September 30, 2012, and continuing thereafter until the maturity date.

We agreed to comply with certain standard affirmative and negative covenants in connection with the Credit Agreement and agreed to meet the following financial covenants at such time as any loans or other obligations are outstanding under the Credit Agreement, commencing with the quarter ending September 30, 2012: (i) the ratio of (a) our EBITDA minus cash taxes, minus distributions, minus unfinanced capital expenditures, in each case for the immediately preceding four fiscal-quarter period, to (b) the sum of our interest expense for the immediately preceding four fiscal-quarter period, plus our current maturities of long-term debt, in each case, as of the last day of such four fiscal-quarter period, all as determined in accordance with GAAP, may not at any time be less than 1.25 to 1.00 (calculated and tested quarterly); (ii) the ratio of total debt funded under the Credit Agreement to our EBITDA cannot be greater than 2.00 to 1.00 (calculated and tested quarterly); and (iii) the sum of our tangible net worth cannot be less than $10,000,000 as of the last day of each fiscal quarter.  We believe that we were in compliance with all covenants as of September 30, 2012.

The Credit Agreement includes customary events of default for facilities of similar nature and size as the Credit Agreement and also provides that an event of default occurs if (i) Benjamin P. Cowart, our Chief Executive Officer, President Chairman of the Board and largest shareholder, ceases to be actively involved in our day-to-day management or operation or if Mr. Cowart ceases to own and control at least 40% of our equity interests; (ii) we cease at any time to own and control 100% of the entities acquired pursuant to the closing of the Acquisition; Vertex II GP, LLC (“Vertex GP”), a newly formed wholly-owned subsidiary of the Company, ceases to be the sole general partner of the entities acquired as a result of the Acquisition; (iii) an agreement, letter of intent, or agreement in principle is executed with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, could reasonably be expected to result in either (i) or (ii), above; or (iv) a default occurs under the lease agreement for certain premises leased by CMT.

We agreed to pay Bank of America the following fees in connection with the Credit Agreement: (i) a fee equal to 0.25% of the actual daily amount by which (a) the committed amount of the Credit Facility exceeds (b) the amount outstanding under the Credit Facility plus the amount of any lines of credit issued by Bank of America to us, so long as the average daily amount drawn on the Credit Facility is less than $5,000,000, for the calendar quarter then-ended, payable quarterly in arrears beginning September 30, 2012; (ii) a closing fee in connection with the closing of the Credit Facility; and (iii) certain fees associated with lines of credit issued by Bank of America as described in greater detail in the Credit Agreement.

Our obligations under the Credit Agreement and Notes are secured by a first priority security interest in substantially all of our assets, including those assets and properties acquired in connection with the closing of the Acquisition, which was granted pursuant to our, and certain of our subsidiaries’, entry into security agreements with Bank of America. Additionally, certain of our subsidiaries guaranteed our obligations under the Credit Agreement and Notes pursuant to guarantees entered into in favor of Bank of America.

On September 11, 2012, we borrowed a total of $8.5 million under the Term Note and $8.75 million under the Revolving Note, the majority of which funds were used to pay Holdings the cash portion of the Purchase Price due in connection with the closing of the Acquisition, as described in greater detail above under “Recent Acquisition,” and to pay fees and costs associated with the closing of the Acquisition.

As of September 30, 2012, the Revolving Note had a balance of $6,000,000 and the Term Note had a balance of $8,500,000.

The management of the Company believes that with the Credit Agreement described above, in addition to projected earnings, we will have sufficient liquidity to fund our operations for the foreseeable future, although we may seek additional financing to fund acquisitions or other developments in the future.

Our re-refining business will require significant capital to design and construct any new facilities other than the existing facility in Baytown, Texas. We currently estimate that the cost to construct a new, fully functional full-scale commercial process at another location would be approximately $2.5 to $5.0 million, based on throughput capacity.  The facility infrastructure would be an additional capitalized expenditure to these proposed process costs and would depend on the location and site specifics of the facility.

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

We may seek to explore the listing of our common stock on the NASDAQ, NYSE MKT exchanges or another national securities exchange in the future.  We believe that the listing of our securities on a national exchange will facilitate the Company’s access to capital, from which certain acquisitions and capital investments might be financed. Until meeting the listing requirements of a national securities exchange and our Board of Directors determining such listing is in our best interests, we expect that our common stock will continue to be eligible to trade on the OTCQB (or the OTCBB assuming we choose to re-quote our common stock on the OTCBB) or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

Cash flows for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	2011

Beginning cash and cash equivalents	$675,188	$744,313

Net cash provided by (used in):
Operating activities	1,993,288	(409,121)
Investing activities	(1,605,308)	(324,265)
Financing activities	87,848	1,306,250

Net increase in cash and cash equivalents	475,828	572,864

Ending cash and cash equivalents	$1,151,016	$1,317,177

Operating activities provided cash of $1,993,288 for the nine months ended September 30, 2012 as compared to using $409,121 of cash during the corresponding period in 2011.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our line of credit and term note with Bank of America, as described above.  The primary reasons for the increase in cash provided by operating activities are related to the net income of $3,520,916, the increase in accounts payable of $1,005,932, and the increase in prepaid expenses of $23,313, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, offset by increases in inventory of $85,658 and $1,639,000 of deferred federal income tax benefit, and a decrease of $235,557 in deposits.  Additionally, non-cash expense related to stock compensation expense provided $124,626 of liquidity for the nine months ended September 30, 2012 and depreciation and amortization contributed $180,402 of net cash.

Investing activities used cash of $1,605,308 for the nine months ended September 30, 2012 as compared to having used $324,265 of cash during the corresponding period in 2011.  Investing activities for the nine months ended September 30, 2012 are comprised of $209,061 in cash payments related to the license of the TCEP, $1,319,015 of net cash used in the Acquisition and use of $77,232 towards the purchase of fixed assets.

Financing activities provided $87,848 during the nine months ended September 30, 2012 resulting from proceeds of $91,625 from the exercise of common stock warrants offset by $3,777 towards Note payable expense.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2011, the Company had utilized approximately $6.6 million of these NOLs leaving approximately $35.4 million of potential NOLs of which we expect to utilize approximately $2 million for the nine months ended September 30, 2012.  The Company recorded a change in the valuation allowance as of September 30, 2012 of approximately $1,900,000.

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

The current complaint alleges that certain maritime liquid cargo transported by Buffalo (as an operator of barges) contaminated Buffalo’s barges, which, in turn, caused damage to other vessels who later received other cargo from the same Buffalo barges.  The cargo was initially located at KMTEX’s facility, sold by the Company to Trafigura, and then transported by Buffalo.  The causes of actions set forth in the complaint include Breach of Contract against Trafigura, Breach of Warranty against Trafigura, KMTEX and the Company, and Negligence by Trafigura, KMTEX  and the Company.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 29, 2012, other than the below risk factors, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

We face risks associated with the integration of the businesses, assets and operations recently acquired from Vertex Holdings.

As described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Acquisition”, we recently acquired substantially all of the assets and operations of Holdings.  Those assets and operations included: CMT, which operates a 19-acre bulk liquid storage facility on the Houston Ship Channel; Crossroad, which is a third-party common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and waste streams; Vertex Recovery which collects and recycles used oil and residual materials from large regional and national customers throughout the U.S. and Canada; and H&H Oil, which collects and recycles used oil and residual materials from customers based in Austin, Baytown, and Corpus Christi, Texas.  These represent new business lines and operations for us and while our management has significant prior experience in connection with the operations and management of these acquired businesses, we cannot assure you that we will be able to successfully integrate the acquisitions into our operations or that such acquisitions will positively affect our operations and cash flow. Acquisitions such as these involve numerous risks, including difficulties in the assimilation of the acquired businesses. The consolidation of our operations with the operations of the acquired companies, including the consolidation of systems, procedures, personnel and facilities and the achievement of anticipated cost savings, economies of scale and other business efficiencies presents significant challenges to our management. The acquisition of the acquired businesses and/or our failure to successfully integrate the acquired businesses could have an adverse effect on our liquidity, financial condition and results of operations.

We may be required to pay substantial additional amounts of consideration to Holdings in the event certain adjusted EBITDA targets are met by the Company.  There may also be actual or perceived conflicts of interest with management regarding such targets and amounts due in connection therewith.

The Company acquired substantially all of the assets and liabilities of Holdings on September 11, 2012 pursuant to the Acquisition. Concurrent with the closing of the transactions contemplated in the Acquisition, the Company paid the following Purchase Price to Holdings, (a) $14.8 million in cash (less the escrow amount described below) and assumed debt and (b) 4,545,455 restricted shares of our common stock; and to B&S LP, approximately $1.7 million in cash, representing the appraised value of certain owned real property.  Additionally, for each of the three one-year periods following the closing date, Holdings will be eligible to receive Earn-Out Payments of up to $2.23 million, up to $6.7 million in the aggregate, contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods.  In the event we meet the required adjusted EBITDA targets and are required to pay Holdings the Earn-Out Payments, it could have a material adverse effect on our liquidity, the funds we have available for future expansion and our results of operations.

Holdings is a related party controlled by Benjamin P. Cowart, our President, Chairman and largest shareholder, who owns directly or indirectly a 77% interest in Holdings.  Additionally, Chris Carlson, our Chief Financial Officer, owns a 10% interest in Holdings and certain other of our employees (including Greg Wallace, our Vice President of Refining and Marketing) have a beneficial ownership interest in Holdings. Due to the structure of the earn-out payments, Mr. Cowart, Mr. Carlson and the other employees who will receive these payments have an incentive to increase our EBITDA in the periods covered in order to facilitate earn-out payments. They may therefore have an incentive to take steps to increase our EBITDA in the relevant periods at the expense of our future growth and long-term expansion.  Consequently, the earn-out payments and/or the structure thereof may cause actual or perceived conflicts of interest between Mr. Cowart, Mr. Carlson and certain of our other employees, our Company and our other shareholders.

We have substantial indebtedness which could adversely affect our financial flexibility and our competitive position.

We have a significant amount of outstanding indebtedness. As of September 30, 2012, we owed approximately $10.9 million in accounts payable.  Additionally, as of September 30, 2012, we owed $8.6 million under the Term Note and $6.0 million under the Revolving Note (described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources”). Amounts borrowed under the Notes bear interest at our option at the lesser of Bank of America’s prime commercial lending rate then in effect or the LIBOR rate in effect plus 2.75%.  Accrued and unpaid interest on the Term Note is due and payable monthly in arrears and all amounts outstanding under the Term Note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,666.67 are due and payable on the Term Note, monthly in arrears on the last day of each month until the maturity date. Accrued and unpaid interest on the Revolving Note is due and payable monthly in arrears and all amounts outstanding under the Revolving Note are due and payable on August 31, 2014.

Our substantial indebtedness could have important consequences and significant effects on our business. For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of business opportunities;

•	make it more difficult to satisfy our financial obligations;

•	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

We may need to raise additional funding in the future to repay or refinance the Term Note and Revolving Note and our accounts payable, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely effect our financial condition and liquidity.

In connection with the Credit Agreement evidencing the Term Note and Revolving Note, we agreed to comply with certain standard affirmative and negative covenants and agreed to meet the following financial covenants at such time as any loans or other obligations are outstanding under the Credit Agreement, commencing with the quarter ending September 30, 2012: (1) the ratio of (a) our EBITDA minus cash taxes, minus distributions, minus unfinanced capital expenditures, in each case for the immediately preceding four fiscal-quarter periods, to (b) the sum of our interest expense for the immediately preceding four fiscal-quarter period plus our current maturities of long-term debt, in each case, as of the last day of such four fiscal-quarter period, all as determined in accordance with GAAP, may not at any time be less than 1.25 to 1.00 (calculated and tested quarterly); (2) the ratio of total debt funded under the Credit Agreement to our EBITDA cannot be greater than 2.00 to 1.00 (calculated and tested quarterly); and (3) the sum of our tangible net worth cannot be less than $10,000,000 as of the last day of each fiscal quarter. We believe that we were in compliance with all covenants as of September 30, 2012.

The Credit Agreement also includes customary events of default for facilities of similar nature and size as the Credit Agreement and also provides that an event of default occurs if (a) Benjamin P. Cowart, our Chief Executive Officer, Chairman of the Board and largest shareholder, ceases to be actively involved in the day-to-day management or operation of the Company or if Mr. Cowart ceases to own and control at least 40% of the equity interests of the Company; (b) the Company ceases at any time to own and control 100% of the assets acquired from Holdings or Vertex II GP, LLC (“Vertex GP”), a newly formed wholly- owned subsidiary of the Company, ceases to be the sole general partner of the partnerships acquired; (c) an agreement, letter of intent, or agreement in principle is executed with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, could reasonably be expected to result in either (a) or (b), above; or (d) a default occurs under the lease agreement for certain premises leased by CMT.

A breach of any of the covenants above or covenants in future agreements, if uncured, could lead to an event of default under any such document, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due. This would likely in turn trigger cross-acceleration or cross-default rights in other documents governing our indebtedness. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from our creditors or seek alternative or additional sources of financing, and we cannot assure you that we would be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

Our obligations under the Credit Agreement and related Notes are secured by a first priority security interest in substantially all of the assets of the Company.

Our obligations under the Credit Agreement and Notes are secured by a first priority security interest in substantially all of our assets, including those assets and properties acquired in connection with the closing of the Acquisition, which was granted pursuant to our and certain of our subsidiaries’ entry into security agreements with Bank of America.  Additionally, substantially all of our subsidiaries agreed to guarantee our obligations under the Credit Agreement. As such, if an event of default occurs under the Credit Agreement, Bank of America may enforce its security interest over the assets of the Company and/or our subsidiaries which secure the repayment of such obligation, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

If we are unable to maintain a credit facility, it could have an adverse effect on our business.

We have historically been able to maintain lines of credit and other credit facilities similar to the Credit Agreement with Bank of America.  We rely heavily on the availability and utilization of these lines of credit and credit facilities for its operations and for the purchase of inventory.  If we are unable to renew or replace our facility or we are unable to borrow funds under such facility, either due to having no available funds remaining under the facility and/or upon any default of the facility, we may be forced to curtail or abandon our current and/or future planned business operations.

We may be required to pay significant bonuses to a material employee of the Company.

Pursuant to our employment agreement with Greg Wallace, the Vice President of Refining and Marketing of the Company, as amended, in the event we earn “Adjusted Gross Margin” (equal to gross margin  minus general and administrative overhead directly related to the segments of our Refining and Marketing divisions which relate to business conducted in Port Arthur, Texas, and which are managed by Mr. Wallace and excluding TCEP), for the years ended December 31, 2011, 2012, 2013 or 2014, we agreed to pay Mr. Wallace a bonus equal to 10% of such Adjusted Gross Margin for each applicable year.  The payment of the bonus is paid based on the payment schedule set forth in the addendums.  For the year ended December 31, 2011, a total of $247,739 will be paid to Mr. Wallace in connection with the bonus, which bonus shall be paid during 2012 (of which $123,869 has been paid to date).  Additionally, in the event that year-end Adjusted Gross Margin exceeds certain pre-approved thresholds ($2,477,393 in the 2012 year), Mr. Wallace is able to earn an additional bonus equal to 5% of Adjusted Gross Margin.  We also agreed to pay Mr. Wallace a bonus of 15% of any Adjusted Gross Margin for the year ended December 31, 2015.  Mr. Wallace ceases to earn any bonuses upon such time as his employment with us is terminated.  As such, Mr. Wallace may have an incentive to take steps to increase Adjusted Gross Margin at the expense of our future growth and long-term expansion.  Consequently, Mr. Wallace’s bonus structure may cause actual or perceived conflicts of interest between Mr. Wallace, us and our other shareholders. Payment of the bonuses to Mr. Wallace could have a material adverse effect on our liquidity, the funds we have available for future expansion and our results of operations.

We may be subject to citizen opposition and negative publicity due to public concerns over hazardous waste and re-refining operations, which could have a material adverse effect on our business, financial condition or results of operations.

        There currently exists a high level of public concern over hazardous waste and refining and re-refining operations, including with respect to the location and operation of transfer, processing, storage and disposal facilities. Part of our business strategy is to increase our re-refining capacity through the construction of new facilities in growth markets. Zoning, permit and licensing applications and proceedings, as well as regulatory enforcement proceedings, are all matters open to public scrutiny and comment. Accordingly, from time to time we may be subject to citizen opposition and publicity which may damage our reputation and delay or limit the planned expansion and development of future facilities or operations or impair our ability to renew existing permits, any of which could prevent us from implementing our growth strategy and have a material adverse effect on our business, financial condition or results of operations.

Potential competition from our existing employees could negatively impact our profitability.

Although Mr. Cowart and other employees of ours are prohibited from competing with us (i) while they are employed with us and for six months thereafter, and (ii) in the business of transporting, storing, processing and refining petroleum products, crudes and lubricants in the states of Alabama, Arkansas, Arizona, California, Florida, Georgia, Iowa, Illinois, Kentucky, Louisiana, Michigan, North Carolina, Nevada, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee and Texas, until August 31, 2017, none of such individuals will be prohibited from competing with us after such six-month period ends, subject to the non-competition restriction expiring August 31, 2017. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us.  Such competition could increase our costs to obtain feedstock, and increase our costs for contracting use of operating assets and services such as third-party refining capacity, trucking services or terminal access. Furthermore, such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or result in a reduction in the prices we are able to obtain for our finished products. Any of the foregoing could reduce our future revenues, earnings or growth prospects.

Our business is subject to local, legal, political, and economic factors which are beyond our control.

We believe that the current political environment for construction of our planned additional re-refining facilities is sufficiently supportive to enable us to plan and implement the construction of such additional re-refining facilities, funding permitting, of which there can be no assurance. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the re-refining industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and may adversely affect our business, plans for future re-refining facilities, and future financial results.

Additionally, the U.S. Departments of Transportation, Coast Guard and Homeland Security and various federal, state, local and foreign agencies exercise broad powers over our transportation operations, generally governing such activities as authorization to engage in motor carrier operations, safety and permits to conduct transportation business. We may also become subject to new or more restrictive regulations that the Departments of Transportation and Homeland Security, the Occupational Safety and Health Administration, the Environmental Protection Agency or other authorities impose, including regulations relating to engine exhaust emissions, the hours of service that our drivers may provide in any one-time period, security and other matters. Compliance with these regulations could increase our costs and adversely affect our results of operations.

Our business may be harmed by anti-terrorism measures.

In the aftermath of the terrorist attacks on the United States and increased concerns regarding future terrorist attacks, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks. Although many companies will be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, if the security measures disrupt or impede the timing of our deliveries of feedstock, we may not have sufficient feedstock to run our re-refining process at full capacity, or may incur increased expenses to do so. We cannot assure you that these measures will not significantly increase our costs and reduce our operating margins and income.

Our business is geographically concentrated and is therefore subject to regional economic downturns.

Our operations and customers are concentrated principally in the U.S. Gulf Coast. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we seek to expand in our existing markets, opportunities for growth within this region may become more limited and the geographic concentration of our business may increase.

Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

From time to time, we are involved in lawsuits, regulatory inquiries and may be involved in governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity.

Claims above our insurance limits, or significant increases in our insurance premiums, may reduce our profitability.

We currently employ 29 full-time and two part-time drivers. From time to time, some of these employee drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for our drivers, subject to applicable deductibles, and carry umbrella coverage up to $10,000,000.  However, claims against us may exceed the amounts of available insurance coverage. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims or unfavorable resolutions of claims, our operating results could be materially affected.

Fluctuations in fuel costs could impact our operating expenses and results.

We operate a fleet of transportation, collection and aggregation trucks to collect and transport used oil and re-refined oil products, among other things. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including, among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. We have experienced increases in the cost of fuel over the past several years. Although in the past, we have been able to pass-through some of these costs to our customers, we cannot assure you that we will be able to continue to do so in the future. Fuel or other transportation costs may continue to increase significantly in fiscal year 2013 and beyond. A significant increase in our fuel or other transportation costs could lower our operating margins and negatively impact our profitability.

We face competition from other common carriers and transportation providers.

Crossroad is a common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and waste streams. We face competition from trucking companies, railroads, motor carriers and, to a lesser extent, ships and barges. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, and/or increased competition from competitors, including competitors with more resources than us, could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, any future consolidation of the trucking industry could materially affect the competitive environment in which we operate.

Our Chief Executive Officer has significant voting control over us, including the appointment of Directors.

Due to Mr. Cowart’s beneficial ownership of approximately 47.0% of our common stock and 42.5% of our total voting stock, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

Our obligation to make Earn-Out Payments in connection with our acquisition of Vertex Acquisition Sub in August 2012 may prevent a change of control of us.

Our obligations regarding the Earn-Out Payments could also prevent a change of control of us since a possible buyer may not be interested in making these earn-out payments.  The existence of the requirement to pay the Earn-Out Payments could also cause the value of our common stock to decline and/or be valued at less than a similarly sized company that does not have a required Earn-Out Payment structure in place.

We may become subject to additional financial and other reporting and corporate governance requirements that may be difficult for or costly for us to satisfy in the event we choose to list our common stock on the NYSE MKT, Nasdaq Stock Market or similar exchange in the future.

We are currently required to file annual and quarterly information and other reports with the Securities and Exchange Commission that are specified in Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended; however, the OTCQB market, where our common stock is currently quoted, does not require that we maintain independent directors or require any other corporate governance requirements for companies to quote their securities and does not charge any annual fees to quote a company’s securities.  In the event we decide to list our common stock on the NYSE Mkt., Nasdaq Stock Market or another similar exchange in the future, we will become subject to rules requiring that certain of our Directors be independent, that we pay annual listing and stock issuance fees, that we comply with additional corporate governance requirements and that shareholders approve certain corporate actions and issuances, which obligations we are not currently required to comply with. These obligations will require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations may also increase our expenses and/or make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that we may require exchange (or market listing) approval for such transactions and/or such exchange (or market) may require us to obtain shareholder approval for such transactions. In particular, we may be required to:

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

           We may not be successful in complying with these obligations, and compliance with these obligations could be time consuming and expensive.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, a total of 1,293,492 shares of the Company's Series A Preferred Stock were converted into 1,291,329 shares of our common stock on a one-for-one basis.  Additionally, warrants and options to purchase 57,500 shares of our common stock were exercised for cash proceeds of $93,875 and 62,500 shares of common stock were issued to the option and warrant holders in connection with such exercises. Finally, options to purchase 15,000 shares of our common stock were exercised for a net of 3,835 shares of our common stock (when adjusting for a cashless exercise of such options and the payment in shares of our common stock, of an aggregate exercise price of $23,250 in connection with such exercises) and 3,835 shares of our common stock were issued to the option holder in connection with such exercises.

From October 1, 2012 and through November 7, 2012, a total of 1,423,082 shares of the Company's Series A Preferred Stock were converted into 1,423,082 shares of our common stock on a one-for-one basis (including 1,249,546 shares converted by entities affiliated with Trellus Management Company, LLC, a significant shareholder of the Company) and warrants and options to purchase 5,000 shares of the Company's common stock were exercised for cash proceeds of $2,250, and 5,000 shares of common stock were issued in connection with such exercises.

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

In connection with the closing of the transactions contemplated in the Acquisition (described in greater detail above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Acquisition”), we agreed to issue to the equity owners of Holdings, as a component of the Purchase Price, an aggregate of 4,545,455 restricted shares of our common stock, which included (i) 45,454 shares issued to VTX, Inc., which is beneficially owned by Benjamin P. Cowart, our Chief Executive Officer, Chairman and largest shareholder; (ii) 3,483,637 shares issued to Mr. Cowart directly; (iii) 454,091 shares issued to Chris Carlson, our Chief Financial Officer; (iv) 284,091 shares issued to Gregory Wallace, a significant employee of us, and (v) 278,182 shares issued to three limited partners of Holdings unaffiliated with us.

The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Act. We made this determination based on the representations and warranties delivered by each of the equity owners of Holdings, which included, in pertinent part, that each equity owner of Holdings is an “accredited investor” within the meaning of Rule 501 of Regulation D under the Securities Act, that each equity owner of Holdings acquired the shares for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution or resale in connection with any distribution within the meaning of the Securities Act, and that each equity owner of Holdings has agreed not to sell or otherwise transfer the shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Document

2.1(1)	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of August 14, 2012

2.2(2)	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of September 11, 2012

3.1(3)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(4)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.

3.3(3)	Bylaws of Vertex Energy, Inc.

10.1(3)	Employment Agreement with Benjamin P. Cowart effective April 16, 2009 ***

10.2(3)	Employment Agreement with Matthew Lieb effective April 16, 2009 ***

10.3(6)	Loan Agreement with Bank of America dated September 16, 2010

10.4(6)	Security Agreement with Bank of America dated September 16, 2010

10.5(7)(+)	Tolling (Processing) Agreement with KMTEX effective July 1, 2009

10.6(7)(+)	First Amendment to Processing Agreement with KMTEX effective July 1, 2010

10.7(7)	Amended and Restated Employment Agreement with Chris Carlson dated March 29, 2011 and effective April 1, 2010***

10.8(7)	First Amendment to Employment Agreement with Benjamin P. Cowart dated March 25, 2011 and effective as of December 15, 2010***

10.9(7)	First Amendment to Employment Agreement with Matt Lieb dated February 1, 2011 and effective March 28, 2011***

10.10(8)	Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated July 5, 2011***

10.11*	Second Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace - June 2012***

10.12*	Employment Agreement with John Strickland - July 2012***

10.13(2)	Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012

10.14(2)	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012

10.15(2)	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012

10.16(2)	Security Agreement with Bank of America, N.A. dated August 31, 2012

10.17(2)	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012

10.18*	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012

10.19*
Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***

10.20*	Second Addendum to Employment Agreement with Benjamin P. Cowart, dated August 31, 2012***

10.21*	First Addendum to Amended and Restated Employment Agreement with Chris Carlson, dated August 31, 2012***

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1(3)	Glossary of Selected Terms

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

***  Indicates management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on August 15, 2012, and incorporated herein by reference (File No. 000-53619).

(2) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on September 22, 2012, and incorporated herein by reference (File No. 000-53619).

(3) Filed as an exhibit to the registrant’s Report on Form 8-K/A. filed with the Commission on June 26, 2009, and incorporated herein by reference (File No. 000-53619).

(4) Filed as an exhibit to the registrant’s Report on Form 8-K, filed with the Commission on July 16, 2010, and incorporated herein by reference (File No. 000-53619).

(5) Filed as an exhibit to the registrant’s Report on Form 8-K, filed with the Commission on July 31, 2009, and incorporated herein by reference (File No. 000-53619).

(6) Filed as an exhibit to the registrant’s Report on Form 8-K, filed with the Commission on September 24, 2010, and incorporated herein by reference (File No. 000-53619).

(7) Filed as an exhibit to the registrant’s Report on Form 10-K, filed with the Commission on March 31, 2011, and incorporated by reference herein (File No. 000-53619).

(8) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2011, and incorporated herein by reference (File No. 000-53619).

+ Certain portions of these documents as filed herewith (which portions have been replaced by "X's") have been omitted in connection with a request for Confidential Treatment.   This entire exhibit including the omitted confidential information has been filed separately with the Commission.

++  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: November 13, 2012	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(1)	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of August 14, 2012

2.2(2)	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of September 11, 2012

3.1(3)	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.

3.2(4)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.

3.3(3)	Bylaws of Vertex Energy, Inc.

10.1(3)	Employment Agreement with Benjamin P. Cowart effective April 16, 2009 ***

10.2(3)	Employment Agreement with Matthew Lieb effective April 16, 2009 ***

10.3(6)	Loan Agreement with Bank of America dated September 16, 2010

10.4(6)	Security Agreement with Bank of America dated September 16, 2010

10.5(7)(+)	Tolling (Processing) Agreement with KMTEX effective July 1, 2009

10.6(7)(+)	First Amendment to Processing Agreement with KMTEX effective July 1, 2010

10.7(7)	Amended and Restated Employment Agreement with Chris Carlson dated March 29, 2011 and effective April 1, 2010***

10.8(7)	First Amendment to Employment Agreement with Benjamin P. Cowart dated March 25, 2011 and effective as of December 15, 2010***

10.9(7)	First Amendment to Employment Agreement with Matt Lieb dated February 1, 2011 and effective March 28, 2011***

10.10(8)	Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated July 5, 2011***

10.11*	Second Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace - June 2012***

10.12*	Employment Agreement with John Strickland - July 2012***

10.13(2)	Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012

10.14(2)	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012

10.15(2)	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012

10.16(2)	Security Agreement with Bank of America, N.A. dated August 31, 2012

10.17(2)	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012

10.18*	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012

10.19*
Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***

10.20*	Second Addendum to Employment Agreement with Benjamin P. Cowart, dated August 31, 2012***

10.21*	First Addendum to Amended and Restated Employment Agreement with Chris Carlson, dated August 31, 2012***

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1(3)	Glossary of Selected Terms

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

***  Indicates management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on August 15, 2012, and incorporated herein by reference (File No. 000-53619).

(2) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on September 22, 2012, and incorporated herein by reference (File No. 000-53619).

(3) Filed as an exhibit to the registrant’s Report on Form 8-K/A. filed with the Commission on June 26, 2009, and incorporated herein by reference (File No. 000-53619).

(4) Filed as an exhibit to the registrant’s Report on Form 8-K, filed with the Commission on July 16, 2010, and incorporated herein by reference (File No. 000-53619).

(5) Filed as an exhibit to the registrant’s Report on Form 8-K, filed with the Commission on July 31, 2009, and incorporated herein by reference (File No. 000-53619).

(6) Filed as an exhibit to the registrant’s Report on Form 8-K, filed with the Commission on September 24, 2010, and incorporated herein by reference (File No. 000-53619).

(7) Filed as an exhibit to the registrant’s Report on Form 10-K, filed with the Commission on March 31, 2011, and incorporated by reference herein (File No. 000-53619).

(8) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2011, and incorporated herein by reference (File No. 000-53619).

+ Certain portions of these documents as filed herewith (which portions have been replaced by "X's") have been omitted in connection with a request for Confidential Treatment.   This entire exhibit including the omitted confidential information has been filed separately with the Commission.

++  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.