Form 10-Q/A
period 2012-09-30
Vertex Energy Inc.
filed 2012-11-14
CIK 890447

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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Vertex Energy, Inc.’s (the “Company’s”) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, which was originally filed with the Securities and Exchange Commission on November 14, 2012 (the “Form 10-Q”), is solely to update and correct certain information presented in Exhibit 101 to the Form 10-Q.

While the disclosures included in the text of the Form 10-Q were correct and accurate when filed, certain information contained in the Company’s XBRL (eXtensible Business Reporting Language) information filed as Exhibit 101 to the Form 10-Q, which information was included in accordance with Rule 405 of Regulation S-T, was not complete, included errors and failed to include all of the disclosures included in the financial statements and footnotes as presented in the text of the Form 10-Q for the quarterly period ended September 30, 2012, as originally filed.

The attached Exhibit 101 to this report provides the corrected and updated consolidated financial statements and related notes filed in the original Form 10-Q formatted in XBRL. The XBRL information filed in the original Form 10-Q should be disregarded.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not modify or update in any way disclosures made in the original Form 10-Q, except as to the XBRL information.

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

VERTEX ENERGY, INC.

Date: November 14, 2012	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By: /s/ Chris Carlson
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

10.20*	Second Addendum to Employment Agreement with Benjamin P. Cowart, dated August 31, 2012***

10.21*	First Addendum to Amended and Restated Employment Agreement with Chris Carlson, dated August 31, 2012***

31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2#	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1#	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2#	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1(3)	Glossary of Selected Terms

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

# Filed herewith.

* Previously filed as exhibits to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012, filed with the Commission on November 14, 2012.

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