Form 10-K
period 2012-12-31
Vertex Energy Inc.
filed 2013-03-21
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 001-11476

———————
VERTEX ENERGY, INC.
(Exact name of registrant as specified in its charter)
———————

NEVADA	94-3439569
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1331 GEMINI STREET, SUITE 250 HOUSTON, TEXAS	77058
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 866-660-8156

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

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
 Yes   ☐ No   ☒

The issuer's revenues for the most recent fiscal year ended December 31, 2012 were $134,573,243.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8,037,170.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 17,176,001 shares of common stock issued and outstanding as of March 18, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2013 annual meeting of shareholders (the “2013 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2013 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

Part I

Part II

Part III

Item 10. Directors, Executive Officers and Corporate Governance	44

Item 11. Executive Compensation	44

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44

Item 13. Certain Relationships and Related Transactions, and Director Independence	44

Item 14. Principal Accountant Fees and Services	44

Part IV

Item 15. Exhibits, Financial Statement Schedules	45

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

Please see the “Glossary of Selected Terms” filed as Exhibit 99.1 hereto, for a list of abbreviations and definitions used throughout this report.

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

Corporate History:

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

Additionally, as a result of the Merger, as the successor entity of World Waste, we assumed World Waste’s filing obligations with the Securities and Exchange Commission and our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “VTNR” effective May 4, 2009.  Subsequently, effective February 13, 2013, our common stock began trading on the NASDAQ Capital Market. Finally, as a result of the Merger, the common stock of World Waste was effectively reversed one for ten (10) as a result of the exchange ratios set forth in the Merger, and unless otherwise noted, the impact of such effective reverse stock split, created by the exchange ratio set forth above, is retroactively reflected throughout this Report.

Recent Acquisition

Effective as of August 31, 2012, we acquired 100% of the outstanding equity interests of Vertex Acquisition Sub, LLC (“Acquisition Sub”), a special purpose entity consisting of substantially all of the assets of Holdings and real-estate properties of B & S Cowart Family L.P. (“B&S LP” and the “Acquisition”).  Prior to closing the Acquisition, Holdings contributed to Acquisition Sub substantially all of its assets and liabilities relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants, including all of the outstanding equity interests in Holdings’ wholly-owned operating subsidiaries, Cedar Marine Terminals, L.P. (“CMT”); Crossroad Carriers, L.P. (“Crossroad”); Vertex Recovery, L.P. (“Vertex Recovery”); and H&H Oil, L.P. (“H&H Oil”), and B&S LP contributed real estate associated with the operations of H&H Oil.

•
Cedar Marine Terminals, L.P.  operates a 19-acre bulk liquid storage facility on the Houston Ship Channel. The terminal serves as a truck-in, barge-out facility and provides throughput terminal operations. Cedar Marine Terminals is also the site of the Thermal Chemical Extraction Process (“TCEP”) (described below).

•	Crossroad Carriers, L.P. is a third-party common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and product streams.

•
Vertex Recovery L.P. is a generator solutions company for the recycling and collection of used oil and oil-related residual materials from large regional and national customers throughout the U.S. and Canada. It facilitates its services through a network of independent recyclers and franchise collectors.

•	H&H Oil, L.P. collects and recycles used oil and residual materials from customers based in Austin, Baytown, San Antonio and Corpus Christi, Texas.

We paid the following consideration for 100% of the equity interests in Acquisition Sub (i) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 million restricted shares of our common stock; and (ii) to B&S LP, $1.7 million cash consideration, representing the appraised value of certain real estate contributed by B&S LP to Acquisition Sub. Additionally, for each of the three one-year periods following September 11, 2012, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate, contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods. A total of $1.0 million of the purchase price will be held in escrow for 18 months to satisfy indemnity claims.

Benjamin P. Cowart, our Chief Executive Officer, President, Chairman and largest shareholder directly or indirectly owned a 77% interest in Holdings and a 100% interest in B&S LP.  Additionally, Chris Carlson, our Chief Financial Officer, owned a 10% interest in Holdings.

We had numerous relationships and related-party transactions with Holdings and its subsidiaries prior to closing the Acquisition, including, but not limited to, our lease of a storage facility, our subletting of office space, and agreements to operate the TCEP facility and to transport and store feedstock and end products. The closing of the Acquisition eliminates these related party transactions going forward.   The description of our operations below reflects the closing of the Acquisition, unless otherwise stated or the discussion requires otherwise.

Description of Business Activities:

We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products.   We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, re-refinement, and sales of aggregated feedstock and re-refined products to end users.  We operate in two divisions- Black Oil and Refining and Marketing. Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to end customers.  We operate a refining facility that uses our proprietary TCEP and we also utilize third-party processing facilities.

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

We manage the logistics of transport, storage and delivery of used oil to our customers.   We own a fleet of 7 transportation trucks and more than 90 aboveground storage tanks with over 4.5 million gallons of storage capacity.  These assets are used by both the Black Oil Division and the Refining and Marketing Division.  In addition, we also utilize third parties for the transportation and storage of used oil feedstocks.  Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge.  In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil.  At Cedar Marine Terminal we use our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing.

Refining and Marketing Division

           Our Refining and Marketing division is engaged in the aggregation of feedstock, re-refining it into higher value end products, and selling these products to our customers, as well as related transportation and storage activities.  We aggregate a diverse mix of feedstocks including used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and are also transferred from our Black Oil division. We have a toll-based processing arrangement in place with KMTEX, Ltd. (“KMTEX”) to re-refine feedstock streams, under our direction, into various end products that we specify.  KMTEX uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock.  We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement.

We currently provide our services in 13 states, primarily in the Gulf Coast and Central Midwest regions of the United States.  During the twelve month period ending December 31, 2012, we aggregated approximately 60 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 24.2 million gallons of used motor oil with our proprietary TCEP.

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

Thermal Chemical Extraction Process

           We own the intellectual property for our patent pending TCEP.  TCEP is a technology which utilizes thermal and chemical dynamics to extract impurities from used oil which increases the value of the feedstock. We intend to continue to develop our TCEP technology and design with the goal of producing additional re-refined products, including lubricating base oil.

TCEP differs from conventional re-refining technologies, such as vacuum distillation and hydrotreatment, by relying more heavily on chemical processes to remove impurities rather than temperature and pressure. Therefore, the capital requirements to build a TCEP plant are typically much less than a traditional re-refinery because large feed heaters, vacuum distillation columns, and a hydrotreating unit are not required.  The end product currently produced by TCEP is used as fuel oil cutterstock. Conventional re-refineries produce lubricating base oils or product grades slightly lower than base oil that can be used as industrial fuels or transportation fuel blendstocks.

We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 50 million gallons at another location would be approximately $10 - $15 million, which could fluctuate based on throughput capacity.  The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility.

Our Industry

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

Conventional re-refineries typically employ vacuum distillation and hydrotreating processes to transform used oil into various grades of base oil.  Vacuum distillation is a process that removes emulsified contaminated water and separates used oil into vacuum gas oil and light fuels.  The vacuum gas oil is then hydrotreated to produce lubricating base oil.  Hydrotreating is a process which combines chemical catalysts, heat, and pressure to remove impurities such as sulfur, chlorine, and oxygen and to stabilize the end product.  A re-refined lubricating base oil is of equal quality and will last as long as a virgin base oil.  In addition, other re-refining processes transform used oil into product grades slightly lower than base oil.  These products, along with vacuum gas oil and the end product produced by TCEP, are commonly referred to as intermediate products and are used as industrial fuels or transportation fuel blendstocks.

The petroleum by-products industry is driven by the financial and environmental benefits of recycling, as well as by the amount of petroleum by-product generated each year.  We believe used motor oil is among the largest segments of petroleum by-products and that approximately 1.37 billion gallons of used oil are available for recovery in the U.S. annually, of which approximately 0.95 billion gallons are actually recovered and recycled in one of two ways:  (i) by burning it as an industrial fuel; or (ii) by re-refining it into higher value end products, such as lubricating base oils, fuel oil cutterstock, or transportation fuels (pursuant to the U.S. Department of Energy, July 2006 Report entitled “Used Oil Re-reﬁning Study to Address Energy Policy Act of 2005 Section 1838”).  The market value of recycled oil is based, in large part, on its end use. In general, the market price for used motor oil that is burned as an industrial fuel is driven by the cost of competing fuels, including natural gas, while the market value of re-refined used motor oil is driven by competing petroleum products.  The extent to which the financial benefits of recycling used oil are realized is driven by operating efficiency in aggregating, storing and transporting used oil supply; the extent to which the used oil is re-refined; and the price spread between natural gas and crude oil.

In the U.S., we believe that of the 1.3 billion gallons of used oil generated annually approximately 200 million gallons are improperly disposed, 200 – 250 million gallons are re-refined into lubricating base oils, 150 - 200 million gallons are re-refined into intermediate products with grades slightly lower than base oil, and 650 – 750 million gallons are burned as an industrial fuel source.  We believe that the amount of used oil being re-refined into base oils and intermediate products in the U.S. will increase in 2013 as additional re-refining capacity comes online.  As of the date of this Report, the approximate market price for used oil is $1.80 per gallon, the approximate market price of intermediate re-refined products ranges from $2.00 to $3.00,  and the approximate price for lubricating base oil ranges from $3.50 to $4.50 per gallon, representing a U.S. market size of  $2.4 - $2.8 billion for recycled oil.

As with the financial benefits of recycling used oil, the environmental benefits are also driven by its end use. Environmental regulations prohibit the disposal of used oil in sewers or landfills because used motor oil is insoluble and contains heavy metals and other contaminants that make it detrimental to the environment if improperly disposed.  Compared to burning used oil as an industrial fuel, re-refined oil significantly reduces the amount of toxic heavy metals and greenhouse gases and other pollutants introduced into the environment.  In addition, the use of re-refined motor oil conserves petroleum that would have otherwise been refined into virgin base stock oil.

We believe that the used oil recycling market has significant growth potential through increasing the percentage of recycled oil that is re-refined rather than burned as a low cost industrial fuel. We believe that the financial and environmental benefits of re-refining used oil combined with consumer and commercial demand for high-quality, environmentally responsible products will drive growth in demand for re-refined oil and re-refining capacity in the United States.  Furthermore, we believe that increasing consumer and industrial awareness of the environmental impact of improperly disposing used oil may drive additional market growth as approximately 200 million gallons of used oil generated each year are improperly disposed rather than recycled.

  Used motor oil is burned by various users such as asphalt companies, paper mills and industrial facilities as an alternative to their base load natural gas or other liquefied fuels, to offset operational costs.  Therefore, the commercial price of used oil is typically slightly less than natural gas.  Similarly, re-refined oil is used as a substitute for various virgin petroleum-based products with pricing driven by the market price of crude oil.  Since there is not an active marketplace for used and re-refined oil prices, we use the prices of natural gas and crude as benchmarks in our industry.  Typically, the spread between crude and natural gas prices is an accurate proxy for the potential incremental value of re-refining used oil.  Over the past few years, this spread has been increasing, resulting in higher profit margins for re-refineries.

Our Competitive Strengths

Large, Diversified Feedstock Supply Network.

We obtain our feedstock supply through a combination of direct collection activities and purchases from third-party suppliers.  We believe our balanced direct and indirect approach to obtaining feedstock is highly advantageous because it enables us to maximize total supply and reduce our reliance on any single supplier and the risk of not fulfilling our minimum feedstock sale quotas.  We collect feedstock directly from over 2,000 generators including oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries and petrochemical manufacturing operations, as well as brokers.   We aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.  On a pro forma basis, consolidating our company with Acquisition Sub, our total feedstock supply (consisting of collected and aggregated feedstock volume) for the twelve month period ended December 31, 2012, was approximately 60 million gallons.

Strategic Relationships.

We have established relationships with key feedstock suppliers, storage and transportation providers, oil re-refineries, and end-user customers.  We believe our relationships with these parties are strong, in part due to our high level of customer service, competitive prices, and our ability to contract (for purchase or sale) long-term, minimum monthly feedstock commitments.  We believe that our strategic relationships could lead to contract extensions and expanded feedstock supply or purchase agreements.

Proprietary Technology.

Our proprietary TCEP technology produces a fuel oil cutterstock for the fuel oil market or a refining feedstock. We are able to build TCEP re-refining facilities at a significantly lower cost than conventional re-refineries.  We estimate the cost to build a TCEP plant with capacity of 50 million gallons at approximately $10 - $15 million, whereas a similar sized base oil plant with vacuum distillation towers and a hydrotreater can cost in excess of $50 million. We believe this cost differential is a significant competitive advantage because it will enable us to economically expand our geographic footprint and move closer to new feedstock sources and end-customers.

Logistics Capabilities.

We have extensive expertise and experience managing and operating feedstock supply chain logistics and multimodal transportation services for customers who purchase our feedstock or higher-value, re-refined products. We believe that our scale, infrastructure, expertise, and contracts enable us to cost effectively transport product and consistently meet our customers’ volume, quality and delivery schedule requirements.

Scale of Operations.

We believe that the size and scale of our operations is a significant competitive advantage when competing for new business and maintaining existing customer relationships.  Price is one of the main competitive factors in the feedstock collection industry and because we are able to effectively leverage our fixed operating costs and economies of scale, we believe that our prices are competitive.  Through our network of suppliers and customers, we aggregate a large amount of feedstock, which enables us to enter into minimum purchase and sale contracts as well as accept large volume orders year-round.  We believe this is a competitive advantage because it minimizes our suppliers’ inventory risk and ensures our customers’ minimum order volumes are satisfied.  In addition, we believe our end customers prefer to work with an exclusive supplier rather than manage multiple customers.

Diversified End Product Sales.

We believe that the diversity of the products we sell reduces our overall risk and exposure to pricing fluctuations.  Prices for petroleum based products can be impacted significantly by supply and demand fluctuations which are not correlated with general commodity price changes.  For instance, in a rising commodity price environment with a significant over-supply of base oil, the price of base oil may fall precipitously while the price of gasoline increases.  We offer a diversified product mix consisting of used motor oil, fuel oil, pygas, and gasoline blendstock.  We can also control our mix of end products by choosing to either resell collected feedstock or re-refine it into a higher-value product.

Management Team.

We are led by a management team with expertise in petroleum recycling, finance, operations, and re-refinement technology.  Each member of our senior management team has more than 15 years of industry experience.  We believe the strength of our management team will help our success in the marketplace.

Our Strategy

The principal elements of our strategy include:

Expand Feedstock Supply Volume.  We intend to expand our feedstock supply volume by growing our collection and aggregation operations.  We plan to increase the volume of feedstock we collect directly by developing new relationships with generators and displacing incumbent collectors; increasing the number of collection personnel, vehicles, equipment, and geographies we serve; and acquiring collectors in new or existing territories.  We intend to increase the volume of feedstock we aggregate from third-party collectors by expanding our existing relationships and developing new vendor relationships.  We believe that our ability to acquire large feedstock volumes will help to cultivate new vendor relationships because collectors often prefer to work with a single, reliable customer rather than manage multiple relationships and the uncertainty of excess inventory.

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

Re-Refine Higher Value End Products.  We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher value end products, including assets or technologies which complement TCEP.  Currently, we are using TCEP to re-refine used oil feedstock into cutterstock for use in the marine fuel market.  We believe that continued improvements to our TCEP technology and investments in additional technologies will enable us to upgrade feedstock into higher value end products, such as fuels and lubricating base oil, that command higher market prices than the current re-refined products we produce.

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

Products and Services

We generate substantially all of our revenue from the sale of four product categories.  All of these products are commodities that are subject to various degrees of product quality and performance specifications.

Used Motor Oil

Used motor oil is a petroleum-based or synthetic lubricant that contains impurities such as dirt, sand, water, and chemicals.

Fuel Oil

Fuel Oil is a distillate fuel which is typically blended with lower quality fuel oils.  The distillation of used oil and other petroleum by-products creates a fuel with low viscosity, as well as low sulfur, ash, and heavy metal content, making it an ideal blending agent.

Pygas

Pygas, or pyrolysis gasoline, is a product that can be blended with gasoline as an octane booster or that can be distilled and separated into its components, including benzene and other hydrocarbons.

Gasoline Blendstock

Naphthas and various distillate products used for blending or compounding into finished motor gasoline. These components can include reformulated gasoline blendstock for oxygenate blending (RBOB) but exclude oxygenates (alcohols and ethers), butane, and pentanes plus.

Suppliers

We conduct business with a number of used oil generators, as well as a large network of suppliers that collect used oil from used oil generators.  In our capacity as a collector of used oil, we purchase feedstock from approximately 2,500 businesses, such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations, which generate used oil through their operations.

In our capacity as a broker of used oil, we work with approximately 50 suppliers that collect used oil from businesses such as those mentioned above.  We are party to four feedstock purchase agreements with separate third parties, pursuant to which such third parties have agreed to supply us with feedstock.  These agreements provide for us to purchase a range of volumes from the seller in the normal course of business up to approximately 1.5 million gallons per month.  These agreements operate on a month-to-month basis, and certain agreements provide for a month-to-month extension after the termination date.  The purchase price per gallon for each agreement is based on a discount to the market price of certain average weekly oil prices listed on the “Platts Oilgram Price Report.”  These feedstock purchase agreements represented approximately 42% of the 42.4 million gallons of feedstock we aggregated during the twelve month period ending December 31, 2012.

In January 2012, the Company entered into an agreement to purchase used oil feedstock from a third party.  The agreement provided for the Company to purchase a minimum of 260,000 gallons of used oil feedstock per month at purchase prices based on a discount to the “Platt’s Oilgram Price Report,” with such discount reviewed and agreed upon quarterly.  The terms of the agreement stated that the agreement would continue until February 28, 2012; and month to month thereafter unless terminated by either party with 30 days prior written notice, provided that the agreement was extended in February 2013 through March 31, 2013, with an adjusted volume of 200,000 gallons per month, with such discount reviewed and agreed upon quarterly.

Customers

The Black Oil division sells used oil and other feedstock to numerous customers in the Gulf Coast and Midwest regions of the United States.  The primary customers of its products are blenders and industrial burners, as described above as well as re-refiners of the feedstock.  The Black Oil division is party to three feedstock sale agreements.  The first feedstock sale agreement has a term that extends through June 30, 2014, subject to the terms of the agreement.  The agreement is also terminable by either party with 30 days’ notice of a material breach that is not cured.  The sale agreement requires that: (i) we provide between 8,000 and 22,000 barrels per calendar month of used oil product (“Recovery Oil”) during the term of the agreement; (ii) that the buyer shall have the right of first refusal to purchase additional Recovery Oil from us, which is procured within 300 miles of their current location; and (iii) that the buyer pay us a price per barrel equal to our direct costs, plus certain commissions based on the quality and quantity of the Recovery Oil we supply.    The second agreement requires us to sell a minimum of 36,000 gallons of Recovery Oil per week to the purchaser, has a term of one year expiring in January 2014, includes certain non-solicitation provisions prohibiting the buyer from soliciting our customers and requires the buyer to pay us a price per gallon that is mutually negotiated on a week-to-week basis.

The Refining and Marketing division does not rely solely on contracts, but also on the spot market to support the sale of its end products, which are commodities.

We are party to a supply agreement which requires us to provide between 40,000 and 60,000 barrels of marine fuel cutterstock per month to a separate buyer pursuant to a 24 month contract which expires in August 2014, which provides that the buyer pay us a price per gallon based on a premium to the market price of certain average weekly oil prices listed on the “Platts Oilgram Price Report”.

Competition

The industrial waste and brokerage of petroleum products industries are highly competitive. There are numerous small to mid-size firms that are engaged in the collection, transportation, treatment and brokerage of virgin and used petroleum products. Competitors include, but are not limited to: Safety-Kleen, Inc., Rio Energy, Inc., Heckmann Corporation, Heritage-Crystal Clean, Inc., and FCC Environmental (formerly Siemens Hydrocarbon Recovery Services). These competitors actively seek to purchase feedstock from local, regional and industrial collectors, refineries, pipelines and other sources. Competition for these feedstocks may result in increasing prices to obtain used motor oil and transmix feedstocks critical to the success of our business. In order to remain competitive, we must control costs and maintain strong relationships with our feedstock suppliers. Our network of generators and collectors minimizes our reliance on any single supplier. A portion of the sales of the collected and aggregated used motor oil product are based on supply contracts (as described above) which include a range of prices which change based on feedstock quality specifications and volumes. This pricing structure helps to insulate us from inventory risk by ensuring a spread between costs to acquire used motor oil feedstock and the revenues received for delivery of the feedstock. We believe that price and service are the main competitive factors in the used motor oil collection industry. We believe that our ability to accept and transport large volumes of oil year round gives us an advantage over many of our competitors. In addition, we believe that our storage capacity and ability to process the streams of products we receive as well as our ability to transport the end product by barge, rail and truck provide further advantages over many of our competitors.

Employees

We have 102 full-time employees.  We believe that our relations with our employees are good.

Seasonality

The industrial hydrocarbon recovery business is seasonal to the extent that it is dependent on streams from seasonal industries. For example, asphalt plants burn recycled waste oil in their process, placing pricing and supply availability constraints on the industry during the good weather construction and road building seasons. In our current markets, road paving typically occurs from late spring to early fall. Therefore, it is somewhat easier to procure certain waste streams during winter months when competition for used motor oil feedstock is historically not as strong.  Currently we are seeing increased demand for used motor oil feedstocks throughout the year due to the addition of re-refining technologies in the marketplace.

Regulation

We operate in a highly regulated and competitive environment that is subject to change, particularly in the area of environmental compliance. Our operations are regulated by federal, state, county and, in some jurisdictions, city regulations.

Additionally, the U.S. Departments of Transportation, Coast Guard and Homeland Security as well as various federal, state, local and foreign agencies exercise broad powers over our transportation operations, generally governing such activities as authorization to engage in motor carrier operations, safety and permits to conduct transportation business. We may also become subject to new or more restrictive regulations that the Departments of Transportation and Homeland Security, the Occupational Safety and Health Administration, the Environmental Protection Agency or other authorities impose, including regulations relating to engine exhaust emissions, the hours of service that our drivers may provide in any one time period, security and other matters.

Our compliance challenges arise from various legislative and regulatory bodies influenced by political, environmental, health and safety concerns.

For example, changes in federal regulations relating to the use of methyl tertiary butyl ether and new sulfur limitations for product shipped in domestic pipelines resulted in tightened specifications of gasoline blendstock that we were refining, causing a corresponding decrease in revenue and gross margin growth during 2006, as compared to prior years. This change in regulation, as well as other emission-related regulations, had a material impact on the entire petroleum industry, and we adapted and managed our operations by finding materials better suited to comply with these regulations.  As such, it is possible that future changes in federal regulations could have a material adverse effect on our results from operations.

            We must also obtain and maintain a range of federal, state and local permits for our various logistical needs as well as our planned industrial processes.

Inflation and Commodity Price Risk

To date, our business has not been significantly affected by inflation. We purchase petroleum and petroleum by-products for consolidation and delivery, as well as for our own refining operations. By virtue of constant changes in the market value of petroleum products, we are exposed to fluctuations in both revenues and expenses. We do not currently engage in an active hedging program, as the inventory/finished product turnover occurs within approximately four to six weeks, thereby limiting the timeline of potential exposure. The purchase of our used motor oil feedstock tends to track with natural gas pricing due to the market’s typical practice of substituting used motor oil for natural gas as a fuel source for various industrial processes. On the other hand, the prices of the products that may in the future be generated through the re-refining processes that we hope to develop are expected to track with market pricing for marine diesel and vacuum-gas oil. The recent rise in oil prices has increased the spread between the price of used motor oil, feedstock and re-refining end-products.

Recent Events

On January 1, 2013, the Company purchased two trucks, miscellaneous operating assets and a used oil collection customer base from a used oil collection company in the Houston, Texas area. The portion of the acquired company was immediately integrated into the Company's operations as part of the H&H Oil collection business.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology, trade secrets, technical know-how and other proprietary information. We also enter into confidentiality and invention assignment agreements with our employees.

We have filed 2 patents with the U.S. Patent and Trademark Office relating to our TCEP technology.  We also have registered trademarks for H&H Oil and Vertex Energy.

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

GENERAL RISKS RELATING TO OUR COMPANY

We face risks associated with the integration of the businesses, assets and operations recently acquired from Vertex Holdings, L.P.

As described above under “Business” – “Recent Acquisition”, we recently acquired substantially all of the assets and operations of Holdings. Those assets and operations included CMT, which operates a 19-acre bulk liquid storage facility on the Houston Ship Channel; Crossroad, which is a transportation carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and waste streams; Vertex Recovery which collects and recycles used oil and residual materials from large regional and national customers throughout the U.S. and Canada; and H&H Oil, which collects and recycles used oil and residual materials from customers based in Austin, Baytown, and Corpus Christi, Texas. These represented new business lines and operations for us and while our management has significant prior experience in connection with the operations and management of these acquired businesses, we cannot assure you that we will be able to successfully integrate the acquisitions into our operations or that such acquisitions will positively affect our operations and cash flow. Acquisitions such as these involve numerous risks, including difficulties in the assimilation of the acquired businesses. The consolidation of our operations with the operations of the acquired companies, including the consolidation of systems, procedures, personnel and facilities and the achievement of anticipated cost savings, economies of scale and other business efficiencies presents significant challenges to our management. The acquisition of the acquired businesses and/or our failure to successfully integrate the acquired businesses could have an adverse effect on our liquidity, financial condition and results of operations.

We may be required to pay substantial additional amounts of consideration to Holdings in the event certain adjusted EBITDA targets are met by us.  There may also be actual or perceived conflicts of interest with management regarding such targets and amounts due in connection therewith.

We acquired substantially all of the assets and liabilities of Holdings on September 11, 2012 pursuant to the Acquisition. Concurrent with the closing of the transactions contemplated in the Acquisition, we paid the following purchase price (the “Purchase Price”) to Holdings, (a) $14.8 million in cash (less the escrow amount described below) and assumed debt; and (b) 4,545,455 restricted shares of our common stock; and to B&S LP, approximately $1.7 million in cash, representing the appraised value of certain owned real property.  Additionally, for each of the three one-year periods following the closing date, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate (the “Earn-Out Payments”), contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods.  In the event we meet the required adjusted EBITDA targets and are required to pay Holdings the Earn-Out Payments, it could have a material adverse effect on our liquidity, the funds we have available for future expansion and our results of operations.

Holdings was a related party controlled by Benjamin P. Cowart, our President, Chairman and largest shareholder, who owned directly or indirectly a 77% interest in Holdings.  Additionally, Chris Carlson, our Chief Financial Officer, owns a 10% interest in Holdings and certain other of our employees (including Greg Wallace, our Vice President of Refining and Marketing) had a beneficial ownership interest in Holdings. Due to the structure of the earn-out payments, Mr. Cowart, Mr. Carlson and the other employees who will receive these payments have an incentive to increase our EBITDA in the periods covered in order to facilitate earn-out payments. They may therefore have an incentive to take steps to increase our EBITDA in the relevant periods at the expense of our future growth and long-term expansion.  Consequently, the earn-out payments and/or the structure thereof may cause actual or perceived conflicts of interest between Mr. Cowart, Mr. Carlson and certain of our other employees, our company and our other shareholders.

We have substantial indebtedness which could adversely affect our financial flexibility and our competitive position.

We have a significant amount of outstanding indebtedness. As of December 31, 2012, we owed approximately $8.9 million in accounts payable.  Additionally, on September 11, 2012, we entered into a Credit Agreement with Bank of America, N.A. (the “Lender”) effective as of August 31, 2012 pursuant to which we borrowed a total of $8.5 million under a Term Note (the “Term Note”) and $8.75 million under a Revolving Note, the majority of which funds were immediately used to pay Holdings the acquisition price and other expenses associated with the Acquisition in September 2012.  As of December 31, 2012, we owed $7.9 million under the Term Note and $6.75 million under the Revolving Note. Amounts borrowed under the Term Note and Revolving Note (the “Revolving Note”, and together with the Term Note, the “Notes”) bear interest at our option at the lesser of the Lender’s prime commercial lending rate then in effect or the LIBOR rate in effect plus 2.75%.  Accrued and unpaid interest on the Term Note is due and payable monthly in arrears and all amounts outstanding under the Term Note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,667 are due and payable on the Term Note, monthly in arrears on the last day of each month beginning September 30, 2012, and continuing thereafter until the maturity date. Accrued and unpaid interest on the Revolving Note is due and payable monthly in arrears and all amounts outstanding under the Revolving Note are due and payable on August 31, 2014.

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

In connection with the Credit Agreement evidencing the Term Note and Revolving Note, we agreed to comply with certain standard affirmative and negative covenants and agreed to meet the following financial covenants at such time as any loans or other obligations are outstanding under the Credit Agreement, commencing with the quarter ending September 30, 2012: (1) the ratio of (a) our EBITDA minus cash taxes, minus distributions, minus unfinanced capital expenditures, in each case for the immediately preceding four fiscal-quarter periods, to (b) the sum of our interest expense for the immediately preceding four fiscal-quarter period plus our current maturities of long-term debt, in each case, as of the last day of such four fiscal-quarter period, all as determined in accordance with GAAP, may not at any time be less than 1.25 to 1.00 (calculated and tested quarterly); (2) the ratio of total debt funded under the Credit Agreement to our EBITDA cannot be greater than 2.00 to 1.00 (calculated and tested quarterly); and (3) the sum of our tangible net worth cannot be less than $10,000,000 as of the last day of each fiscal quarter. While we were not in compliance with the tangible net worth requirement of the Credit Agreement as of September 30, 2012 and December 31, 2012; the tangible net worth requirement was included in the Credit Agreement in error and we and the Lender entered into a waiver and amendment agreement in January 2013, pursuant to which the Lender agreed to waive such prior non-compliance with the tangible net worth requirement and to amend the Credit Agreement to remove such net tangible worth requirement moving forward.

The Credit Agreement also includes customary events of default for facilities of similar nature and size as the Credit Agreement and also provides that an event of default occurs if (a) Benjamin P. Cowart, our Chief Executive Officer, Chairman of the Board and largest shareholder, ceases to be actively involved in the day-to-day management or operation of the Company or if Mr. Cowart ceases to own and control at least 25% of the equity interests of the Company; (b) the Company ceases at any time to own and control 100% of the assets acquired from Holdings or Vertex II GP, LLC (“Vertex GP”), a wholly-owned subsidiary of the Company formed for the purpose of the transaction, ceases to be the sole general partner of the partnerships acquired; (c) an agreement, letter of intent, or agreement in principle is executed with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, could reasonably be expected to result in either (a) or (b), above; or (d) a default occurs under the lease agreement for certain premises leased by CMT.

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

Our obligations under the Credit Agreement and related Notes are secured by a first priority security interest in substantially all of our assets.

Our obligations under the Credit Agreement and Notes are secured by a first priority security interest in substantially all of our assets, including those assets and properties acquired in connection with the closing of the Acquisition, which was granted pursuant to Vertex Energy, Inc. and certain of our subsidiaries’ entry into security agreements with the Lender.  Additionally, substantially all of Vertex Energy, Inc.’s subsidiaries agreed to guarantee Vertex Energy, Inc.’s obligations under the Credit Agreement. As such, if an event of default occurs under the Credit Agreement, the Lender may enforce its security interest over our assets and/or our subsidiaries which secure the repayment of such obligation, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the company could become worthless.

If we are unable to maintain a credit facility, it could have an adverse effect on our business.

We have historically been able to maintain lines of credit and other credit facilities similar to the Credit Agreement with the Lender.  We rely heavily on the availability and utilization of these lines of credit and credit facilities for our operations and for the purchase of inventory.  If we are unable to renew or replace our facility or are unable to borrow funds under such facility, either due to having no available funds remaining under the facility and/or upon any default of the facility, we may be forced to curtail or abandon our current and/or future planned business operations.

We may be required to pay significant bonuses to our material employees.

Pursuant to our employment agreement, as amended, with Greg Wallace, our Vice President of Refining and Marketing, in the event we earn “Adjusted Gross Margin” (equal to gross margin  minus general and administrative overhead directly related to the segments of our Refining and Marketing divisions which relate to business conducted in Port Arthur, Texas, and which are managed by Mr. Wallace and excluding TCEP), for the years ended December 31, 2011, 2012, 2013 or 2014, we agreed to pay Mr. Wallace a bonus equal to 10% of such Adjusted Gross Margin for each applicable year.    For the year ended December 31, 2011, a total of $247,739 was due to Mr. Wallace which bonus was paid during 2012. Additionally, in the event that year-end Adjusted Gross Margin exceeds certain pre-approved thresholds ($2,477,393 in the 2012 year), Mr. Wallace is able to earn an additional bonus equal to 5% of Adjusted Gross Margin.  For the year ended December 31, 2012, a total of $343,630 is due to Mr. Wallace, which is payable over fiscal 2013 pursuant to the agreement terms. We also agreed to pay Mr. Wallace a bonus of 15% of any Adjusted Gross Margin for the year ended December 31, 2015.  Mr. Wallace ceases to earn any bonuses upon such time as his employment with us is terminated.  As such, Mr. Wallace may have an incentive to take steps to increase Adjusted Gross Margin at the expense of our future growth and long-term expansion.  Consequently, Mr. Wallace’s bonus structure may cause actual or perceived conflicts of interest between Mr. Wallace, us and our other shareholders. Payment of the bonuses to Mr. Wallace could have a material adverse effect on our liquidity, the funds we have available for future expansion and our results of operations.

We incur significant costs as a result of operating as a fully reporting company in connection with Section 404 of the Sarbanes Oxley Act, and our management is required to devote substantial time to compliance initiatives.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with such compliance requirements. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

RISKS RELATING TO OUR BUSINESS

Our contracts may not be renewed and our existing relationships may not continue, which could be exacerbated by the fact that a limited number of our customers represented a significant portion of our sales.

Our contracts and relationships in the black oil business include feedstock purchasing agreements with local waste oil collectors, an off-take arrangement with one re-refinery, along with a few key relationships in the bunkering, blending and No. 6 oil industry. Because our operations are extremely dependent on the black oil key bunkering, blending and No. 6 oil relationships as well as our third-party refining contracts, if we were to lose relationships, there would be a material adverse effect on our operations and results of operations. Additionally, if we were to lose any of our current local waste oil collectors, we could be required to spend additional resources locating and providing incentives for other waste oil collectors, which could cause our expenses to increase and/or cause us to curtail or abandon our business plans.

This is exacerbated by the fact that four companies represented approximately 31%, 25%, 13%, and 12% of our revenues and two companies represented approximately 11% and 10% of outstanding purchases for the year ended December 31, 2012.  As a result, if we were to lose any of our largest revenue producing relationships, we may be forced to expend additional resources attempting to secure replacement relationships, which may not be on as favorable terms as our current relationships, if such relationships can be secured at all.

A significant portion of our historical revenues are a result of our agreement with KMTEX, which has expired to date, but which terms the parties have continued to operate under.

We previously had an agreement in place with KMTEX, which specializes in the custom processing of petrochemicals and other chemicals. Our services include terminal storage and expert project management in materials handling, distillation, filtration, molecular sieve, and reaction chemistry, pursuant to which KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX to process into more valuable feedstocks, including pygas, gasoline blendstock and cutterstock, which agreement expired on June 30, 2011, provided that we believe that we will be able to renew or extend such agreement subsequent to the date of this Report as the parties have continued to operate under the terms of the agreement subsequent to its expiration.  If KMTEX were to terminate our relationship and/or not agree to renew our agreement with it, we would be forced to spend resources attempting to locate another party which we could supply our feedstock which could take substantial time, if such alternative party is even available. If we are able to find another contracting party, the terms of the understanding or agreement with such contracting party may be on terms less favorable to us and/or may force us to transport our feedstock a greater distance.  As a result of the above, if we were to lose our relationship with KMTEX our expenses may increase, our results of operations may decrease and/or it may cause us to curtail or abandon our business plans, all of which would likely cause the value of our securities to decrease in value.

We operate in competitive markets, and there can be no certainty that we will maintain our current customers or attract new customers or that our operating margins will not be impacted by competition.

The industries in which we operate are highly competitive. We compete with numerous local and regional companies of varying sizes and financial resources in our refining and feedstock consolidation operations, transportation services, feedstock collection and aggregation and used oil recycling, and we compete with larger oil companies, with significantly greater resources than us, in our oil re-refining operations. We expect competition to intensify in the future. Furthermore, numerous well-established companies are focusing significant resources on providing used oil collection, transportation, refining and re-refining services that will compete with our services. We cannot assure you that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products and services, will not arise. In the event that we cannot effectively compete on a continuing basis, or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

Disruptions in the supply of feedstock could have an adverse effect on our business.

We depend on the continuing availability of raw materials, including feedstock, to remain in production.  A serious disruption in supply of feedstock, or significant increases in the prices of feedstock, could significantly reduce the availability of raw materials at our plant and which are available to be processed by our third-party processors.  Additionally, increases in production costs could have a material adverse effect on our business, results of operations and financial condition.

For example, we have previously experienced difficulty in obtaining feedstock from our suppliers who, because of the sharp downturn in the price of oil (used and otherwise) have seen their margins decrease substantially, which in some cases has made it uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to us at the rates set forth in their contracts. Any similar decline in the price of oil and/or the economy in general could create a decrease in the supply of feedstock, prevent us from maintaining our required levels of output and/or force us to seek out additional suppliers of feedstock, who may charge more than our current suppliers, and therefore adversely affect our results of operations.

We are subject to numerous environmental and other laws and regulations and, to the extent we are found to be in violation of any such laws and regulations, our business could be materially and adversely affected.

We are subject to extensive federal, state, provincial and local laws and regulations relating to the protection of the environment which, among other things:

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

The breadth and complexity of all of these laws and regulations impacting us make consistent compliance extremely difficult and often result in increased operating and compliance costs, including requiring the implementation of new programs to promote compliance. Even with these programs, we and other companies in the industry are routinely faced with legal and administrative proceedings which can result in civil and criminal penalties, interruption of business operations, fines or other sanctions and require expenditures.

Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable environmental laws or regulations, it could significantly increase our cost of doing business.

Additionally, under current law, we may be held liable for damage caused by conditions that existed before we acquired our assets and/or before we took control of our leased properties or if we arranged for the transportation, disposal or treatment of hazardous substances that cause environmental contamination. In the future, we may be subject to monetary fines, civil or criminal penalties, remediation, clean-up or stop orders, injunctions, orders to cease or suspend certain practices or denial of permits required to operate our facilities and conduct our operations. The outcome of any proceeding and associated costs and expenses could have a material adverse impact on our operations and financial condition.

Environmental laws and regulations are subject to change and may become increasingly stringent or relaxed. Interpretation or enforcement of existing laws and regulations, or the adoption of new laws and regulations, may require us to modify or curtail our operations or replace or upgrade our facilities or equipment at substantial costs which we may not be able to pass on to our customers. On the other hand, if new laws and regulations are less stringent, then our customers or competitors may be able to compete with us more effectively, without reliance on our services, which could decrease the need for our services and/or increase competition which could adversely affect our revenues and profitability, if any.

We are required to obtain and maintain permits, licenses and approvals to conduct our operations in compliance with such laws and regulations. If we are unable to maintain our currently held permits, licenses and approvals, we may not be able to continue certain of our operations. If we are unable to obtain any additional permits, licenses and approvals which may be required as we expand our operations, we may be forced to curtail or abandon our current and/or future planned business operations.

Environmental risks and regulations may adversely affect our business.

All phases of designing, constructing and operating our refining and planned re-refining plant present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of federal, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with our operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach could result in the imposition of fines and penalties, some of which could be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs. The presence or discharge of pollutants in or into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such presence or discharge. If we are unable to remediate such conditions economically or obtain reimbursement or indemnification from third parties, our financial condition and results of operations could be adversely affected. We cannot assure you that the application of environmental laws to our business will not cause us to limit our production, to significantly increase the costs of our operations and activities, to reduce the market for our products or to otherwise adversely affect our financial condition, results of operations or prospects.

We could be subject to involuntary shutdowns or be required to pay significant monetary damages or remediation costs if we are found to be a responsible party for the improper handling or the release of hazardous substances.

As a company engaged in the sale, handling, transportation, storage, recycling and disposal of materials that are or may be classified as hazardous by federal, state, provincial or other regulatory agencies, we face risks of liability for environmental contamination. The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or “CERCLA” or Superfund, and similar state laws impose strict liability for clean-up costs on current or former owners and operators of facilities that release hazardous substances into the environment, as well as on the businesses that generate those substances or transport them. As a potentially responsible party, or “PRP,” we may be liable under CERCLA for substantial investigation and cleanup costs even if we operate our business properly and comply with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and cleanup, even though we were not the party responsible for the release of the hazardous substance and even though other companies might also be liable. Even if we are able to identify who the other responsible parties might be, we may not be able to compel them to contribute to the remediation costs, or they might be insolvent or unable to contribute due to lack of financial resources.

Our facilities and the facilities of our clients and third-party contractors may have generated, used, handled and/or disposed of hazardous substances and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations, which could result in future expenditures that cannot be currently quantified and which could materially reduce our profits. In addition, new services or products offered by us could expose us to further environmental liabilities for which we have no historical experience and cannot estimate our potential exposure to liabilities.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties and may negatively affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against us. These could result in a material adverse effect on our prospects, business, financial condition and our results of operations.

We are dependent on third parties for the disposal of our waste streams.

We do not own any waste disposal sites. As a result, we are dependent on third parties for the disposal of waste streams. To date, disposal vendors have met their requirements, but we cannot assure you that they will continue to do so. If for some reason our current disposal vendors cannot perform up to standards, we may be required to replace them. Although we believe there are a number of potential replacement disposal vendors that could provide such services, we may incur additional costs and delays in identifying and qualifying such replacements. In addition, any mishandling of our waste streams by disposal vendors could expose us to liability. Any failure by disposal vendors to properly collect, transport, handle or dispose of our waste streams could expose us to liability, damage our reputation and generally have a material adverse effect on our business, financial condition or results of operations.

Worsening economic conditions and trends and downturns in the business cycles of the industries we serve and which provide services to us would impact our business and operating results.

A significant portion of our customer base is comprised of companies in the chemical manufacturing and hydrocarbon recovery industries. The overall levels of demand for our products, refining operations, and future planned re-refined oil products are driven by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S., as well as regional economic conditions. For example, many of our principal consumers are themselves heavily dependent on general economic conditions, including the price of fuel and energy, availability of affordable credit and capital, employment levels, interest rates, consumer confidence and housing demand. These cyclical shifts in our customers’ businesses may result in fluctuations in demand, volumes, pricing and operating margins for our services and products.

In addition to our customers, the suppliers of our feedstock may also be affected by downturns in the economy and adverse changes in the price of feedstock. For example, we previously experienced difficulty obtaining feedstock from our suppliers who, because of the sharp downturn in the price of oil (used and otherwise) have seen their margins decrease substantially, which in some cases have made it uneconomical for such suppliers to purchase feedstock from their suppliers and/or sell to us at the rates set forth in their contracts. Any similar decline in the price of oil and/or the economy in general could create a decrease in the supply of feedstock, prevent us from maintaining our required levels of output and/or force us to seek additional suppliers of feedstock, who may charge more than our current suppliers, and therefore adversely affect our results of operations.

Our operating margins and profitability may be negatively impacted by changes in fuel and energy costs.

We transport our refined oil and re-refined oil, with trucks and by rail. As a result, increases in shipping and transportation costs caused by increases in oil, gasoline and diesel prices have a significant impact on our operating expenses. The price and supply of oil and gas is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, natural disasters, supply and demand for oil and natural gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. A significant increase in transportation or fuel costs could lower our operating margins and negatively impact our profitability.

Additionally, the price at which we sell our refined oil and our re-refined oil is affected by changes in certain oil indexes. If the relevant oil index rises, we anticipate being able to increase the prices for our refined and re-refined oil. If the relevant oil index declines, we anticipate having to reduce prices for our refined and re-refined oil. However, the cost to collect used oil and refinery feedstock, including the amounts that must be paid to obtain used oil and feedstock, generally also increases or decreases when the relevant index increases or decreases. Even though the prices that can be charged for our refined and re-refined products and the costs to collect, refine, and re-refine the feedstock generally increase and decrease together, we cannot assure you that when the costs to collect, refine and re-refine used oil and petrochemical products increase, we will be able to increase the prices we charge for our refined and re-refined products to cover such increased costs, or that the costs to collect, refine and re-refine used oil and petrochemical products will decline when the prices we can charge for our products declines. If the prices we charge for our finished products and the costs to collect, refine and re-refine products do not move together or in similar magnitudes, our profitability may be materially and negatively impacted.

Our strategy includes pursuing acquisition, partnerships and joint ventures and our potential inability to successfully integrate newly-acquired companies or businesses, or successfully manage our partnerships and joint ventures may adversely affect our financial results.

In the future, we may seek to grow our business by investing in new or existing facilities or technologies, making acquisitions or entering into partnerships and joint ventures. Acquisitions, partnerships, joint ventures or investments may require significant managerial attention, which may divert management from our other activities and may impair the operation of our existing businesses. Any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•	the failure to successfully integrate the acquired businesses or facilities or new technology into our operations;
•	incurring significantly higher than anticipated capital expenditures and operating expenses;

•	disrupting our ongoing business;

•	dissipating our management resources;

•	failing to maintain uniform standards, controls and policies;

•	the inability to maintain key pre-acquisition business relationships;

•	loss of key personnel of the acquired business or facility;

•	exposure to unanticipated liabilities; and

•	the failure to realize efficiencies, synergies and cost savings.

Additionally, any properties or facilities that we acquire may be subject to unknown liabilities, such as undisclosed environmental contamination, for which we would have no recourse, or only limited recourse, to the former owners of such properties. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.

The consolidation of our operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time. Fully integrating an acquired company or business into our operations may take a significant amount of time.  We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings or increase our stated losses.

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

We depend heavily on the services of our Chief Executive Officer and Chairman, Benjamin P. Cowart.

Our success depends heavily upon the personal efforts and abilities of Benjamin P. Cowart, our Chief Executive Officer and Chairman, who is employed by us under a five-year employment contract expiring on April 16, 2014. We do not currently have any “key man” life insurance policy in place for Mr. Cowart. The loss of Mr. Cowart or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Cowart may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

Unanticipated problems or delays in building our facilities to the proper specifications may harm our business and viability.

Our future growth will depend on our ability to timely and economically complete and operate TCEP and our other planned re-refining facilities and operate our existing refining operations. If our operations are disrupted or our economic integrity is threatened for unexpected reasons, our business may experience a substantial setback. Moreover, the occurrence of significant unforeseen conditions or events in connection with the construction of our planned facilities may require us to reexamine our business model. Any change to our business model or management’s evaluation of the viability of our planned services may adversely affect our business. Construction costs for our future facilities may also increase to a level that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could prevent us from beginning or completing construction or commencing operations at our future planned re-refining facilities.

Strategic relationships on which we rely are subject to change.

Our ability to identify and enter into commercial arrangements with feedstock suppliers and refined and re-refined oil clients depends on developing and maintaining close working relationships with industry participants. Our success in this area also depends on our ability to select and evaluate suitable projects as well as to consummate transactions in a highly competitive environment. These factors are subject to change and may impair our ability to grow.

Disruptions to infrastructure and our and our partner’s facilities could materially and adversely effect our business.

Our business depends on the continuing availability of road, railroad, port, storage and distribution infrastructure and our re-refining facilities. Any disruptions in this infrastructure network or such re-refining facilities, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely on third parties to maintain the rail lines from our plants to the national rail network, and any failure by these third parties to maintain the lines could impede the delivery of products, impose additional costs and could have a material adverse effect on our business, results of operations and financial condition. For example, previous damage to CMT as a result of Hurricane Ike in 2008 (which caused the terminal to temporarily be out of operation) resulted in increased costs associated with the shipping of feedstock through third-party contractors, thereby raising the overall cost of the feedstock and lowering our margins. Additional hurricanes or natural disasters in the future could cause similar damage to our infrastructure, prevent us from generating revenues while such infrastructure is undergoing repair (if repairable) and/or cause our margins and therefore our results of operations to be adversely affected.

Additionally, we have occasionally had to take our TCEP facility offline to refurbish and upgrade such facility.  Any prolonged period during which the TCEP facility is non-operational or operational on a limited basis due to the decision to refurbish or upgrade such facility, or any other reason, including problems with the facility, could adversely affect our revenues and results of operations.  Furthermore, any period during which KMTEX’s facilities are offline could have an adverse effect on our revenues, force us to seek alternative re-refining facilities (which may be more expensive or require us to transport our feedstock over longer distances) and may increase our expenses, decreasing our operating margins.

Negative publicity may harm our operations and we may face additional expenses due to such negative publicity.

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

Our commercial success will depend in part on our ability to obtain and maintain protection of our intellectual property.

Our success will depend in part on our ability to maintain or obtain and enforce patent rights and other intellectual property protection for our technologies, to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. We have not obtained patents (although two patent applications for our TCEP are pending) in the United States or internationally for our technology to date. We cannot assure you that the TCEP patent will be granted, that if we file additional patent applications for our technologies in the future, such patents will be granted or that the scope of any claims granted in any patent will provide us with proprietary protection or a competitive advantage. Furthermore, we cannot assure you that if granted, such patents will be valid or will afford us with protection against competitors with similar technology. The failure to obtain or maintain patents or other intellectual property protection on the technologies underlying our technologies may have a material adverse effect on our competitive position and business prospects. It is also possible that our technologies may infringe on patents or other intellectual property rights owned by others. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to it. We cannot assure you that a license will be available to us, if at all, upon terms and conditions acceptable to us or that we will prevail in any intellectual property litigation. Intellectual property litigation is costly and time consuming, and we cannot assure you that we will have sufficient resources to pursue such litigation. If we do not obtain a license under such intellectual property rights, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages and may encounter significant delays in bringing products to market.

Competition may impair our success.

New technologies may be developed by others that could compete with our refining and re-refining technologies. In addition, we face competition from other producers of oil substitutes and related products. Such competition is expected to be intense and could significantly drive down the price for our products. Competition will likely increase as prices of energy in the commodities market, including refined and re-refined oil, rise. Additionally, new companies are constantly entering the market, thus increasing the competition even further. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and re-refining operations, and may have greater access to feedstock, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely effect our results of operations and financial condition and could also have a negative impact on our ability to obtain additional capital from investors.

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

Competition due to advances in renewable fuels may lessen the demand for our products and negatively impact our profitability.

Alternatives to petroleum-based products and production methods are continually under development. For example, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns, which if successful could lower the demand for our services. If these non-petroleum based products and oil alternatives continue to expand and gain broad acceptance such that the overall demand for our products is reduced, we may not be able to compete effectively in the marketplace.

We will rely on new technology to conduct our business, including TCEP, and our technology could become ineffective or obsolete.

We will be required to continually enhance and update our technology to maintain our efficiency and to avoid obsolescence. Our TCEP is currently commercially unproven and may not work over the long term in a profitable manner.  Currently TCEP is producing at expected levels and producing the quality of product we originally planned to produce.  However, the total revenues year to date generated by the process have been below our expectations, and we anticipate that TCEP will be able to continue producing the level and quality of product we originally hoped and that our results of operations will reflect such levels of production as we move forward.

Additionally, the costs moving forward of enhancing and updating and/or replicating our technology may be substantial and may be higher than the costs that we anticipated for technology maintenance and development. If we are unable to maintain the efficiency of our technology or replicate our technology, our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology was more effective. The impact of technical shortcomings, including but not limited to the failure of TCEP, and/or the costs associated with enhancing or replicating TCEP could have a material adverse effect on our prospects, business, financial condition, and results of operations.

Our operations would be negatively affected if we are unable to use the TCEP facility in the future.

If we were not able to use our currently operational TCEP facility moving forward, our ability to compete in the marketplace would be negatively affected.  We believe we need the use of the TCEP facility to produce higher valued products from Black Oil streams and to compete with competitors who may bring new technologies to the marketplace to create new and higher value finished products, which will in turn enable them to pay more for feedstock (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock).  If we are unable to use the TCEP facility for any reason, we will not be able to effectively compete with additional technologies brought to market by our competitors, our finished products could be worth less and if our competitors are willing to pay more for feedstock than we are, they could drive up prices, which would cause our revenues to decrease, and cause our cost of sales to increase, respectively.  Additionally, if we are forced to pay more for feedstock, our cash flows will be negatively impacted and our margins will decrease.

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

Our operations and customers are concentrated principally in the Gulf Coast. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we seek to expand in our existing markets, opportunities for growth within this region may become more limited and the geographic concentration of our business may increase.

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

If we cannot maintain adequate insurance coverage, we will be unable to continue certain operations.

Our business exposes us to various risks, including claims for causing damage to property and injuries to persons that may involve allegations of negligence or professional errors or omissions in the performance of our services. Such claims could be substantial. We believe that our insurance coverage is presently adequate and similar to, or greater than, the coverage maintained by other similarly situated companies in the industry. If we are unable to obtain adequate or required insurance coverage in the future, or if such insurance is not available at affordable rates, we could be in violation of our permit conditions and other requirements of the environmental laws, rules and regulations under which we operate. Such violations could render us unable to continue certain of our operations. These events could result in an inability to operate certain assets and significantly impair our financial condition.

Our insurance policies do not cover all losses, costs or liabilities that we may experience.

We maintain insurance coverage, but these policies do not cover all of our potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks, or in amounts in excess of our existing insurance coverage, which would significantly affect our financial performance. Our insurance policies also have deductibles and self-retention limits that could expose us to significant financial expense. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations. In addition, our business requires that we maintain various types of insurance. If such insurance is not available or not available on economically acceptable terms, our business would be materially and adversely affected.

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

Increases in energy costs will affect our operating results and financial condition.

Our production costs will be dependent on the costs of the energy sources used to run our facilities and to procure feedstock. These costs are subject to fluctuations and variations, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations.

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

Crossroad Carriers is a common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and waste streams. We face competition from trucking companies, railroads, motor carriers and, to a lesser extent, ships and barges. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, and/or increased competition from competitors, including competitors with more resources than us, could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, any future consolidation of the trucking industry could materially affect the competitive environment in which we operate.

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

RISKS RELATED TO OUR SECURITIES

Our Chief Executive Officer has significant voting control over us, including the appointment of Directors.

Due to Mr. Cowart’s beneficial ownership of approximately 46.1% of our common stock and 42.6% of our total voting stock, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

Our obligation to make earn-out payments in connection with our acquisition of Vertex Acquisition Sub, LLC in August 2012 may prevent a change of control of us.

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

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations.  In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or warrants to purchase shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, but subject to NASDAQ rules and regulations (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), to issue all or part of the authorized but unissued shares of common stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

We currently have a sporadic, illiquid and volatile market for our common stock, the market for our common stock is and may remain sporadic, illiquid and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future, and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate revenues;
•	the number of shares in our public float;
•	increased competition; and
•	conditions and trends in the market for oil refining and re-refining services, transportation services and oil feedstock.

Our common stock is currently listed on the NASDAQ Capital Markets. Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock.  Shareholders and potential investors in our common stock should exercise caution before making an investment in us, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.

The market price of our common stock historically has been volatile.

The market price of our common stock historically has fluctuated significantly based on, but not limited to, such factors as general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, and conditions and trends in the industries in which our customers are engaged.

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

We have established preferred stock which can be designated by the Board of Directors without shareholder approval and have established Series A preferred stock, which gives the holders a liquidation preference and the ability to convert such shares into our common stock.

We have 50,000,000 shares of preferred stock authorized, which includes 5,000,000 shares of designated Series A preferred stock of which approximately 1.4 million shares are issued and outstanding as of March 18, 2013, and 2,000,000 designated shares of Series B preferred stock, of which no shares are outstanding as of the date of this Report.  The Series A preferred stock has a liquidation preference of $1.49 per share. As a result, if Vertex were to dissolve, liquidate or sell its assets, the holders of our Series A preferred stock would have the right to receive up to the first approximately $2.13 million in proceeds from any such transaction. Consequently, holders of our common stock may receive less consideration or no consideration in connection with such a transaction. Furthermore, the conversion of Series A preferred stock into common stock may cause substantial dilution to our common shareholders. Additionally, because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Properties and Facilities

The Company owns three oil collection facilities operated by H&H Oil, which are located in Houston, Austin, and Corpus Christi, Texas.  The three owned locations range from 2 acres to 5 acres in area and have offices, storage tank facilities, small warehouse facilities for operations and yard areas for the parking of trucks.

In addition, the Company leases two smaller facilities, one located in San Antonio and one in Edinburg, Texas, each with a small yard for the parking of trucks, small storage tanks and an office.  The San Antonio facility is leased under a thirty-six month lease expiring in June 2013 (subject to our right to renew the lease for an additional twelve months and/or purchase the property at the end of the lease term), which has a rental cost of $2,500 per month.  The Edinburg lease has a term expiring on November 1, 2014, and a rental cost of $400 per month.

The Company leases a 19 acre tank terminal facility in Baytown, Texas, where it aggregates the majority of the used motor oil for its TCEP technology.  The TCEP technology is located on-site at this facility, which also has facilities for the loading and unloading of trucks and barges located near the Houston Ship Channel.  The lease relating to this facility expires on November 1, 2017.  The monthly rent relating to this facility is approximately $14,978 per month during the remaining term of the lease.  The lease contains a provision providing the landlord the right to buy out our rights under the lease for the fair market value of such rights (as provided in the lease agreement) upon the occurrence of any change of control of the Company, including the sale of substantially all of our assets; or our merger with another entity which results in our shareholders holding less than 50% of the voting stock of the post-merger entity.   Additionally, we have a right of first refusal to buy the landlord’s interest in the property leased in the event the landlord receives a bona fide offer to sell the premises and notifies us of its intent to accept such offer.

We also lease approximately 5,893 square feet of office space at our current principal executive office located at 1331 Gemini St., Suite 250, Houston, Texas 77058, pursuant to a lease we acquired from Holdings as part of the Acquisition. The office rent is $9,723 per month from July 1, 2012 to June 30, 2013; $10,067 per month from July 1, 2013 to June 30, 2015; and $10,411 from July 1, 2015 to June 30, 2017, and the lease expires on June 30, 2017.

           We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed.

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

The current complaint alleges that certain maritime liquid cargo transported by Buffalo (as an operator of barges) contaminated Buffalo’s barges, which, in turn, caused damage to other vessels who later received other cargo from the same Buffalo barges.  The cargo was initially located at KMTEX’s facility, sold by the Company to Trafigura, and then transported by Buffalo.  The causes of actions set forth in the complaint include Breach of Contract against Trafigura, Breach of Warranty and Negligence against Trafigura, KMTEX and the Company.

The total amount of damages claimed by Buffalo as to all parties is approximately $10,000,000.  While the Company believes that Buffalo’s claims are without merit, any damages awarded would be reduced by the percentage of negligence of all other other parties, including Buffalo. The Company has engaged legal counsel in the matter and filed an answer to the complaint denying Buffalo’s allegations.  Currently, the Company's defense is being provided through its General Liability Insurance Policy carrier under a reservation of rights letter.  While the parties are currently in negotiations regarding a potential settlement of the claims, at this stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty.  In the event the matter is not settled, the Company intends to continue to vigorously defend itself against Buffalo’s claims.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since February 13, 2013, our common stock has been traded on the NASDAQ Capital Market under the ticker symbol "VTNR" (previously our common stock was quoted on the OTCQB market). The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, for the quarters presented. Prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.

QUARTER ENDING	HIGH	LOW

FISCAL 2012
December 31, 2012	$3.60	$2.01
September 30, 2012	$2.52	$1.25
June 30, 2012	$2.35	$1.30
March 31, 2012	$2.49	$1.80

FISCAL 2011
December 31, 2011	$2.90	$2.05
September 30, 2011	$3.90	$2.56
June 30, 2011	$4.00	$0.71
March 31, 2011	$0.88	$0.36

HOLDERS

As of March 18, 2013, there were 17,176,001 shares of our common stock issued and outstanding held by approximately 664 holders of record, not including holders who hold their shares in street name.   As of March 18, 2013, there were 1,428,923 shares of our Series A Preferred Stock issued and outstanding, which were held by approximately 141 holders of record.

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

Description of Capital Stock

Common Stock

The total number of authorized shares of our common stock is 750,000,000 shares, $0.001 par value per share.

Each share of our common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by our Board of Directors. No holder of any shares of our common stock has a preemptive right to subscribe for any of our securities, nor are any shares of our common stock subject to redemption or convertible into other securities. Upon liquidation, dissolution or winding-up of the Company, and after payment to our creditors and preferred shareholders, if any, our assets will be divided pro rata on a share-for-share basis among the holders of our common stock. Each share of our common stock is entitled to one vote on all shareholder matters.. Shares of our common stock do not possess any cumulative voting rights.

Preferred Stock

The total number of “blank check” authorized shares of our preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of authorized shares of our Series A Convertible Preferred Stock (“Series A Preferred”) is 5,000,000 and the total number of authorized shares of Vertex’s Series B Convertible Preferred Stock is 2,000,000 (“Series B Preferred”, provided that no shares of Series B Preferred are currently outstanding).

Series A Preferred

Holders of outstanding shares of Series A Preferred are entitled to receive dividends, when, as, and if declared by our Board of Directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to our Series A Preferred until dividends in the same amount per share on our Series A Preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of the Company, each share of our Series A Preferred is entitled to receive $1.49 prior to similar liquidation payments due on shares of our common stock or any other class of securities junior to the Series A Preferred. Shares of Series A Preferred are not entitled to participate with the holders of our common stock with respect to the distribution of any remaining assets of the Company.

Each share of Series A Preferred is entitled to that number of votes equal to the number of whole shares of common stock into which it is convertible. Generally, holders of our common stock and Vertex Series A Preferred vote together as a single class.

Shares of Series A Preferred automatically convert into shares of our common stock on the earliest to occur of the following:

•	The affirmative vote or written consent of the holders of a majority of the then-outstanding shares of Series A Preferred;

•
If the closing market price of our common stock averages at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 7,500 shares over such period;

•	If we consummate an underwritten public offering of our securities at a price per share not less than $10.00 and for a total gross offering amount of at least $10 million; or

•	If a sale of the Company occurs resulting in proceeds to the holders of Series A Preferred of a per share amount of at least $10.00.

Each share of Series A Preferred converts into one share of common stock, subject to adjustment.

Series B Preferred Stock

The Series B Preferred Stock have the following rights, preferences and limitations:

•
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

•	The Series B Preferred Stock has no voting rights (other than on matters concerning the Series B Preferred Stock as further described in the Designation); and

•
The Company was obligated to redeem any unconverted shares of Series B Preferred Stock in cash at $1.00 per share on the third anniversary date of the original issuance date of each share of Vertex Series B Preferred Stock.

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

Options and Warrants

We assumed (i) warrants to purchase approximately 94,084 shares of our common stock, each at a nominal exercise price; (ii) warrants to purchase an aggregate of 542,916 shares of common stock with exercise prices ranging from between $10.00 and $27.50 per share; and (iii) options to purchase 659,300 shares of common stock with exercise prices ranging from between $1.55 to $37.00 per share in connection with the Merger (of which options to purchase 155,995 shares had expired unexercised as of December 31, 2012 and options to purchase an additional 113,530 shares had been exercised).  We also granted warrants to purchase an aggregate of 774,478 shares of our common stock to the partners of Holdings, which warrants had various exercise prices ranging from $1.55 to $37.00 per share, and had various expiration dates from between April 28, 2010 and February 26, 2018, and which warrants represented 40% of the total outstanding warrants and options of World Waste (not taking into account the warrants with a nominal exercise price, as described above) on the effective date of the Merger (of which warrants to purchase 457,778 shares had expired unexercised as of December 31, 2012).

We have also granted options to purchase an aggregate of 2,326,500 shares (of which options to purchase 85,000 shares have been forfeited, options to purchase 105,000 shares have expired and options to purchase 50,000 shares have been exercised) with exercise prices ranging between $0.45 and $3.03 per share, all of which are held by our employees, directors, and consultants as of December 31, 2012.  Additionally, we have warrants to purchase 525,808 shares of our common stock outstanding, which were either assumed in connection with or issued in connection with the Merger, which have exercise prices from between $10.00 and $27.50 per share and expiration dates from between February 8, 2013 and January 1, 2014 and options to purchase 817,667 shares of our common stock outstanding, which were either assumed in connection with or issued in connection with the Merger, which have exercise prices from between $11.10 and $37.00 per share and expiration dates from between May 1, 2014 and May 21, 2017 as of December 31, 2012. Finally, we have warrants to purchase 637,000 shares of our common stock outstanding at exercise prices from between $0.75 and $2.00 per share and expiration dates from between February 10, 2013 and May 10, 2015 as of December 31, 2012.

EQUITY COMPENSATION PLAN INFORMATION

The Company previously assumed World Waste’s 2004 Incentive Stock Option Plan (the “2004 Plan”), which was approved by shareholders, and provided for the issuance of a total of up to 200,000 shares of common stock and options to acquire common stock to employees, directors and consultants. A total of options to purchase 169,617 shares were previously granted under the 2004 Plan, which were assumed in the Merger.

The Company also previously assumed World Waste’s 2007 Incentive Stock Plan (the “2007 Plan”), which was not shareholder-approved. The 2007 Plan provided for the issuance of a total of up to 600,000 shares of common stock and options to acquire common stock to employees, Directors and consultants.  A total of options to purchase 429,212 shares were previously granted under the 2007 Plan, which were assumed in the Merger.

Effective May 16, 2008, our Board of Directors approved our 2008 Stock Incentive Plan, which was subsequently approved by a majority of our shareholders on December 3, 2008, which allows the Board of Directors to grant up to an aggregate of 600,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to our officers, Directors and consultants to help attract and retain our qualified personnel (the “2008 Plan”).

Effective July 15, 2009, our Board of Directors approved our 2009 Stock Incentive Plan, which was subsequently approved by a majority of our shareholders on July 14, 2010, which allows the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to our officers, Directors and consultants to help attract and retain qualified personnel (the “2009 Plan” and collectively with the 2008 Plan, the “Plans”).

The following table provides information as of December 31, 2012 regarding the 2004 Plan, the 2007 Plan and the Plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	2,804,500	$2.95	28,800
Equity compensation plans not approved by the security holders	773,100	$5.89	156,900
Total	3,577,600		185,700

Recent Sales Of Unregistered Securities

During the twelve months ending December 31, 2012, 2,913,748 shares of the Company's  Series A Preferred Stock were converted and options and warrants to purchase 87,500 shares were exercised  for cash proceeds of $112,625 and an aggregate of 3,001,248 shares of the Company's common stock were issued in connection with such conversions and exercises.  In addition, 15,000 shares of the Company’s common stock were exercised for a net of 3,835 shares of common stock (when adjusting for a cashless exercise of such options and the payment, in shares of common stock, of an aggregate exercise price of $23,250 in connection with such exercise) and 3,835 shares of common stock were issued to the option holder in connection with such exercise; and 4,545,455 restricted shares were issued as consideration for the Acquisition, described above.

Additionally, in August 2012, we granted options to purchase 150,000 shares of our common stock to John Strickland, the Manager of Supply and Trade, in connection with our July 2012 entry into an employment agreement with Mr. Strickland.  The options have a term of 10 years, an exercise price of $1.82 per share (the closing price of the Company’s common stock on the August 17, 2012 grant date), and vest at the rate of 1/4th of such options on each of the three anniversaries of the grant date, with the first 37,500 option tranche vesting on such grant date, in each case subject to the Company’s 2009 Plan.

In September 2012, we granted options to purchase an aggregate of 75,000 shares of our common stock to four employees of Holdings assumed in the Acquisition.  The options have a term of 10 years, an exercise price of $2.10 per share (the closing price of the Company’s common stock on the September 19, 2012 grant date), and vest at the rate of 1/4th of such options on each of the four anniversaries of the grant date, subject to the Company’s 2009 Plan.

Subsequent to December 31, 2012, a total of 83,968 shares of the Company’s Series A Preferred Stock were converted into 83,968 shares of the Company’s common stock and warrants to purchase 175,000 shares of the Company’s common stock were exercised for a net of 102,484 shares of common stock (when adjusting for a cashless exercise of such warrants and the payment, in shares of common stock, of an aggregate exercise price of $256,250 in connection with such exercise) and 102,484 shares of common stock were issued to the warrant holders in connection with such exercises; and options to purchase 35,000 shares of the Company’s common stock were exercised for a net of 24,085 shares of common stock (when adjusting for a cashless exercise of such options and the payment, in shares of common stock, of an aggregate exercise price of $39,500 in connection with such exercise) and 24,085 shares of common stock were issued to the option holders in connection with such exercise.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), for the above conversions and cashless exercises, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and Section 4(2) of the Act for the issuances, grants and shares issuable upon cash exercise of the warrants and options, since the issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

•
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

•
Alternative Energy Project Development. We will continue to evaluate and potentially pursue various alternative energy project development opportunities.  These opportunities may be a continuation of the projects sourced originally by World Waste Technologies, Inc., a development stage municipal solid waste conversion company we merged with in April 2009, and/or may include new projects initiated by us.

In connection with the above elements of our business strategy, and in order to further strengthen our foothold in the collection and re-refining business, improve profitability and simplify related party transactions, the Company acquired substantially all of the assets and liabilities of Holdings on September 11, 2012 pursuant to the Acquisition, as described above under “Business” – “Recent Acquisition”.

RESULTS OF OPERATIONS

Description of Material Financial Line Items:

Revenues

We generate revenues from two existing operating divisions as follows:

BLACK OIL - Revenues for our Black Oil division are comprised primarily of feedstock sales (used motor oil) which are purchased from generators of used motor oil such as oil change shops and garages, as well as a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market.  In addition, through used oil re-refining, we re-refine used oil through TCEP.  The finished product is then sold by barge as a fuel oil cutterstock and a feedstock component for major refineries.

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

Cost of Revenues

BLACK OIL - Cost of revenues for our Black Oil division are comprised primarily of feedstock purchases from a network of providers. Other cost of revenues include processing costs, transportation costs, purchasing and receiving costs, analytical assessments, brokerage fees and commissions, and surveying and storage costs.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2011

Set forth below are our results of operations for the year ended December 31, 2012, as compared to the same period in 2011; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Twelve Months Ended December 31,
	2012	2011	$ Change	% Change
Revenues	$134,573,243	$109,740,257	$24,832,986	23%

Cost of Revenues	124,788,116	101,666,187	(23,121,929)	(23)%

Gross Profit	9,785,127	8,074,070	1,711,057	21%

Selling, general and administrative expenses (exclusive of merger related expenses)	6,137,301	4,099,682	(2,037,619)	(50)%

Merger related expenses	1,256,576	-	(1,256,576)	-

Total selling, general and administrative expenses	7,393,877	4,099,682	(3,294,195)	(80)%

Income (loss) from operations	2,391,250	3,974,388	(1,583,138)	(40)%

Other Income (expense)
Interest Income	1,740	-	1,740	100%
Interest Expense	(135,364)	(62,686)	(72,678)	(116)%
Total other income (expense)	(133,624)	(62,686)	(70,938)	(113)%

Income (loss) before income tax	2,257,626	3,911,702	(1,654,076)	(42)%

Income tax (expense) benefit	1,400,641	1,841,813	(441,172)	(24)%

Net income (loss)	$3,658,267	$5,753,515	$(2,095,248)	(36)%

Each of our segment’s gross profit during these periods was as follows:

	Twelve Months Ended December 31,
Black Oil Segment	2012	2011	$ Change	% Change
Total revenue	$90,237,692	$72,349,181	$17,888,511	25%
Total cost of revenue	85,206,169	68,194,943	(17,011,226)	(25)%
Gross profit	$5,031,523	$4,154,238	$877,285	21%

Refining Segment
Total revenue	$44,335,551	$37,391,076	$6,944,475	19%
Total cost of revenue	39,581,947	33,471,244	(6,110,703)	(18)%
Gross profit	$4,753,604	$3,919,832	$833,772	21%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 23% for the year ended December 31, 2012, compared to the year ended December 31, 2011, due to increases in commodity pricing and increased volume.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for 2012 increased $3.67 per barrel from a 2011 average of $95.66 per barrel to an average of $99.33 per barrel during 2012.  On average, prices we received for our products increased 4% for the year ended December 31, 2012, compared to the year ended December 31, 2011.  The increases in pricing and volume described above resulted in a $25 million increase in revenue.

Volume for our Black Oil division increased 53% percent during fiscal 2012 compared to 2011, respectively.  This volume increase is attributable to the increased amount of product being processed through TCEP, as well as increased volume being delivered and sourced to third party re-refiners and fuel blending companies.  Our per barrel margin in the Black Oil division decreased approximately 3% for the twelve months ended December 31, 2012 from the same period in 2011.  The decrease in margins was due to the increase in volume of product being managed along with increased pricing for feedstock and increased processing costs during 2012 for TCEP.  As volumes and production increase in our Black Oil division it often takes a few quarters to recognize increased additional per barrel margin, this is because of the fact that when we move into a new geographic location it takes us a period of time before we are able to create and benefit from economies of scale.

Our Black Oil business, through the use of the TCEP, generated revenues of $57,698,912 for the year ended December 31, 2012, with cost of revenues of $55,264,067, producing a gross profit of $2,434,845.  During the year ended December 31, 2011, these revenues were $52,097,274 with cost of revenues of $49,941,692, producing gross profit of $2,155,582.  Due to the Company now owning the TCEP technology at year-end and during the year having a license to the technology (which technology was acquired as part of the Acquisition, described above under “Business” – “Recent Acquisition”), our income from operations has been positively affected for the twelve months ended December 31, 2012.  Prior to September 1, 2012, we operated this technology from CMT pursuant to a perpetual license agreement.  Gross profit increased for the year ended December 31, 2012, compared to 2011, as a result of increased volumes processed through our TCEP operation as well as improved market conditions for the twelve months ended December 31, 2012.

Total volume companywide increased 22% during fiscal 2012 compared to 2011, and our per barrel margin decreased approximately 1% for fiscal 2012, compared to 2011.

            Our Refining and Marketing division experienced an increase in production of 24% for its fuel oil cutter product for the year ended December 31, 2012, compared to the same period in 2011, and commodity prices increased approximately 3% over the same period.    The average posting (U.S. Gulfcoast No. 2 Waterborne) during 2012 increased $3.44 per barrel from $122.73 per barrel for 2011 to $126.17 per barrel for 2012.

Our pygas production increased 41% for the year ended December 31, 2012, compared to the same period in 2011 and commodity prices increased approximately 4% for our finished product for 2012, compared to the same period in 2011.

Our gasoline blendstock volumes decreased 15% for the year ended December 31, 2012 as compared to 2011.  The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) during 2012 increased $0.12 per gallon from  $2.78 per gallon for 2011 to $2.90 per gallon during 2012. The overall increase in revenues associated with our Refining and Marketing division was due to increases in volumes as well as market prices for the period ended December 31, 2012.

Overall volume for the Refining and Marketing division increased 16% during the twelve months ended December 31, 2012, compared to the twelve months ended December 31, 2011.  Margins per barrel also increased in the Refining and Marketing division as a result of improved operating costs and market conditions.

Prevailing prices of certain commodity products can significantly impact our revenues and cash flows., As noted above the revenue variances from fiscal 2011 to 2012 were impacted slightly due to the changes in commodity pricing between the two periods as detailed below.

The following table sets forth the high and low spot prices during 2011 for our key benchmarks.

2011
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.30	April 8	$2.44	January 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.53	May 9	$2.33	January 25
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$105.20	November 8	$76.70	January 4
NYMEX Crude oil (Dollars per barrel)	$113.93	April 29	$75.67	October 4
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during 2012 for our key benchmarks.

2012
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.27	Feb. 24	$2.54	June 28
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.43	April 2	$2.36	Dec. 10
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$114.35	March 1	$82.60	June 21
NYMEX Crude oil (Dollars per barrel)	$109.77	Feb. 24	$77.69	June 28
Reported in Platt's US Marketscan (Gulf Coast)

We have seen on average a fairly stable market in each of the benchmark commodities we track during 2011 and 2012.

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

Gross profit increased 21% from $8,074,070 for the twelve months ended December 31, 2011 to $9,785,127 for the twelve months ended December 31, 2012, primarily due to increases in volumes sold or re-refined, more stabilized and slight increases in commodity pricing.

We had selling, general and administrative expenses (exclusive of acquisition related expenses) of $6,137,301 for the twelve months ended December 31, 2012, compared to $4,099,682 from the prior year’s period, an increase of $2,037,619 or 50% from the prior period, due to an increase in overall administrative expenses generated by the new business lines and additional compensation expenses associated with employees acquired as a result of the Acquisition.  The Company incurred an additional $1,256,576 of one-time legal, accounting, auditing and investment banking expenses during the twelve months ended December 31, 2012 related to the Acquisition of Holdings.

We had income before income taxes of $2,257,626 for the twelve months ended December 31, 2012 compared to income before income taxes of $3,911,702 for the twelve months ended December 31, 2011, a decrease in net income before taxes of $1,654,076 or 42% from the prior year’s period.  The decrease in net income before taxes was largely due to increased administrative expenses related to the one-time Acquisition related expenses of  $1,256,576. We anticipate the Acquisition having a minimal impact on revenue; however we expect to see a reduction in our cost of revenues and consequently an improvement in our gross profit margin as well as our net income as a result of the Acquisition.  We had an income tax benefit of $1,400,641 for the twelve months ended December 31, 2012, compared to an income tax benefit of 1,841,813 for the same period ended December 31, 2011.    The benefit for income taxes, for which for the Company has recorded a net deferred asset based on reducing our valuation allowance related to our approximately $36 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

 We had net income of $3,658,267 for the twelve months ended December 31, 2012 compared to net income of $5,753,515 for the twelve months ended December 31, 2011, a decrease in net income of $2,095,248 or 36% from the prior year’s period.

Financial Highlights for the fourth quarter Include:

•	Revenue increased 3% to $32.2 million for the fourth quarter 2012, compared with $31.3 million in the fourth quarter of 2011;

•	Gross profit increased 127% to $2.9 million compared with $1.3 million in the prior year’s quarter; and

•
Volumes increased 15% during the fourth quarter of 2012 compared to 2011, and our per barrel margin increased approximately 98% for the fourth quarter of 2012, compared to the prior year’s fourth quarter.

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

We had total assets of $49,102,377 as of December 31, 2012 compared to $16,733,971 at December 31, 2011.  This significant increase was mainly due to the Acquisition of Holdings’ assets which included fixed assets of $11,617,368 consisting of five used oil collection branch locations and associated storage facilities and rolling stock (collection and transport trucks), a 19 acre tank terminal storage facility located on the Houston ship-channel, and a small trucking operation.  In addition it included $15,934,724 of intangible assets which represented the value of the purchase of the patents and technology related to the TCEP operation.  The increase was also due to the $3,658,267 of net income which was generated during the twelve month period ended December 31, 2012; a $132,752 increase in cash and cash equivalents as of December 31, 2012 compared to the year ended December 31, 2011, as well as a $1,724,774 increase in accounts receivable, net, as of December 31, 2012, compared to December 31, 2011.   The increase in assets was offset by the $1,804,389 of Acquisition related adjustments associated with the purchase price allocation of the Holdings’ Acquisition.  Total current assets as of December 31, 2012 of $14,331,308 consisted of cash and cash equivalents of $807,940, accounts receivable, net of $7,160,780, inventory of $5,870,121, and prepaid expenses of $492,467.  Long term assets consisted of fixed assets, net of $11,617,368, an intangible asset in the amount of $15,934,724, which represents the value of the Company’s TCEP patent, and $3,515,977 of goodwill (booked in connection with the Acquisition of Holdings).

As of December 31, 2012, as a result of the Acquisition, the Company owns outright and no longer licenses the TCEP technology.  In addition, mainly as a result of the approximately $36 million of net operating losses that may be used to offset taxable income generated by the Company in future periods, the Company has recorded a deferred federal income tax asset of $3,703,000 as of December 31, 2012 and $2,006,000 as of December 31, 2011.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.

We had total current liabilities of $10,618,563 as of December 31, 2012, compared to $7,320,474 at December 31, 2011.  This increase was largely due to the increase in our accounts payable during the twelve months ended December 31, 2012 of $2,405,041, in addition and in connection with the Acquisition, the Company obtained a term loan with Bank of America of which the current portion outstanding at December 31, 2012 was $1,700,000.
We had total liabilities of $28,702,020 as of December 31, 2012, including current liabilities of $10,618,563 and long-term liabilities of $18,083,457, which included $6,281,457 of long-term debt representing amounts due on the Term Note, line of credit of $6,750,000, representing amounts borrowed under the Revolving Note, $4,711,000 of contingent consideration relating to the Earn-Out Payments associated with the Acquisition, and $341,000 of deferred federal income tax.

We had working capital of $3,712,745 as of December 31, 2012, compared to working capital of $5,353,780 as of December 31, 2011.  The reduction in working capital from December 31, 2011 to December 31, 2012 is mainly due to liabilities assumed as a result of and incurred in connection with the Acquisition.

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

In September 2010, we entered into a loan agreement with Bank of America Merrill Lynch. Pursuant to the loan agreement, Bank of America Merrill Lynch agreed to loan up to $3,500,000 in the form of a revolving line of credit. The line of credit accrued interest at the bank’s LIBOR rate plus 3%, adjusted daily, and was originally due on September 16, 2011 (provided that the parties subsequently entered into various extensions of the line of credit, extending the due date to March 31, 2014).   The loan agreement was terminated pursuant to our entry into the Credit Agreement described below. We had not borrowed any funds under the loan agreement at the time it was terminated, and as such $3,500,000 was available under such loan agreement.

On September 11, 2012, we entered into a Credit Agreement with the Lender effective as of August 31, 2012, pursuant to which we borrowed $8,500,000 in the form of a term loan, which is evidenced by a Term Note, and the Lender agreed to provide us with an additional $10,000,000 revolving credit facility (the “Credit Facility”), which is evidenced by a Revolving Note.

Pursuant to the Credit Agreement, we can request loans from time to time under the Credit Facility, subject to the terms and conditions of the Credit Agreement, provided that the total amount loaned pursuant to the Credit Facility cannot exceed the lesser of (a) $10,000,000 and (b) an amount equal to the total of (i) 80% of our accounts in which Lender has a first-priority perfected security interest; (ii) 80% of our finished-goods inventory in which Lender holds a first-priority perfected security interest, in each case subject to the terms and conditions of the Credit Agreement, plus (iii) $1,500,000 through December 31, 2012, and $0 thereafter.

Amounts borrowed under the Revolving Note bear interest at our option at the lesser of the Lender’s prime commercial lending rate then in effect or the LIBOR rate in effect plus 2.75%.  Accrued and unpaid interest on the Revolving Note is due and payable monthly in arrears and all amounts outstanding under the Revolving Note are due and payable on August 31, 2014.

Amounts borrowed under the Term Note bear interest at our option at the lesser of the Lender’s prime commercial lending rate then in effect or the LIBOR rate in effect plus 2.75%.  Accrued and unpaid interest on the Term Note is due and payable monthly in arrears and all amounts outstanding under the Term Note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,667 are due and payable on the Term Note, monthly in arrears on the last day of each month beginning September 30, 2012, and continuing thereafter until the maturity date.

We agreed to comply with certain standard affirmative and negative covenants in connection with the Credit Agreement and agreed to meet the following financial covenants at such time as any loans or other obligations are outstanding under the Credit Agreement, commencing with the quarter ending September 30, 2012: (i) the ratio of (a) our EBITDA minus cash taxes, minus distributions, minus unfinanced capital expenditures, in each case for the immediately preceding four fiscal-quarter period, to (b) the sum of our interest expense for the immediately preceding four fiscal-quarter period, plus our current maturities of long-term debt, in each case, as of the last day of such four fiscal-quarter period, all as determined in accordance with GAAP, may not at any time be less than 1.25 to 1.00 (calculated and tested quarterly); (ii) the ratio of total debt funded under the Credit Agreement to our EBITDA cannot be greater than 2.00 to 1.00 (calculated and tested quarterly); and (iii) the sum of our tangible net worth cannot be less than $10,000,000 as of the last day of each fiscal quarter.  While we were not in compliance with the tangible net worth requirement of the Credit Agreement as of September 30, 2012 and December 31, 2012; the tangible net worth requirement was included in the Credit Agreement in error and we and the Lender entered into a waiver and amendment agreement in January 2013, pursuant to which the Lender agreed to waive such prior non-compliance with the tangible net worth requirement and to amend the Credit Agreement to remove such net tangible worth requirement moving forward.

The Credit Agreement includes customary events of default for facilities of similar nature and size as the Credit Agreement and also provides that an event of default occurs if (i) Benjamin P. Cowart, our Chief Executive Officer, President Chairman of the Board and largest shareholder, ceases to be actively involved in our day-to-day management or operation or if Mr. Cowart ceases to own and control at least 25% of our equity interests; (ii) we cease at any time to own and control 100% of the Transferred Partnerships acquired pursuant to the closing of the Acquisition; Vertex II GP, LLC (“Vertex GP”), a wholly-owned subsidiary of the Company, formed for the purpose of the transaction, ceases to be the sole general partner of the Transferred Partnerships; (iii) an agreement, letter of intent, or agreement in principle is executed with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, could reasonably be expected to result in either (i) or (ii), above; or (iv) a default occurs under the lease agreement for certain premises leased by CMT.

We agreed to pay the Lender the following fees in connection with the Credit Agreement: (i) a fee equal to 0.25% of the actual daily amount by which (a) the committed amount of the Credit Facility exceeds (b) the amount outstanding under the Credit Facility plus the amount of any lines of credit issued by Lender to us, so long as the average daily amount drawn on the Credit Facility is less than $5,000,000, for the calendar quarter then-ended, payable quarterly in arrears beginning September 30, 2012; (ii) a closing fee in connection with the closing of the Credit Facility; and (iii) certain fees associated with lines of credit issued by Lender as described in greater detail in the Credit Agreement.

Our obligations under the Credit Agreement and Notes are secured by a first priority security interest in substantially all of our assets, including those assets and properties acquired in connection with the closing of the Acquisition, which was granted pursuant to our, and certain of our subsidiaries, entry into security agreements with the Lender. Additionally, the Transferred Partnerships, Vertex GP and Acquisition guaranteed our obligations under the Credit Agreement and Notes pursuant to guarantees entered into in favor of the Lender.

On September 11, 2012, we borrowed a total of $8.5 million under the Term Note and $8.75 million under the Revolving Note, the majority of which funds have been used to pay Holdings the cash portion of the Purchase Price due in connection with the closing of the Acquisition, as described in greater detail below under “Business” – “Recent Acquisition,” and to pay fees and costs associated with the closing of the Acquisition.

As of December 31, 2012, the Revolving Note had a balance of $6,750,000 and the Term Note had a balance of $7,933,333.

Management believes that the financing arrangement, in addition to projected earnings, will provide sufficient liquidity to fund our operations for the foreseeable future, although we may seek additional financing to fund acquisitions or other development in the future.

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

Additionally, as part of our ongoing efforts to maintain a capital structure that is closely aligned with what we believe to be the potential of our business and goals for future growth, which is subject to cyclical changes in commodity prices, we will be exploring additional sources of external liquidity.  The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by us and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

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

Furthermore, because our common stock is traded on the NASDAQ Capital Market, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.

We believe that our stock prices (bid, ask and closing prices) may not relate to the actual value our company, and may not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in our common stock, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.

Cash flows for the fiscal year ended December 31, 2012 compared to the fiscal year ended December 31, 2011 were:

	Twelve Months Ended December 31,
	2012	2011

Beginning cash and cash equivalents	$675,188	$744,313

Net cash provided by (used in):
Operating activities	3,000,114	(70,866)
Investing activities	(3,148,025)	(304,509)
Financing activities	280,663	306,250

Net increase in cash and cash equivalents	132,752	(69,125)

Ending cash and cash equivalents	$807,940	$675,188

Operating activities provided cash of $3,000,114 for the twelve months ended December 31, 2012 as compared to using $70,866 of cash during the corresponding period in 2011.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under the Term Note.    The primary reasons for the increase in cash provided by operating activities are related to the net income of $3,658,267 generated during the year ended December 31, 2012 and the increase in accounts payable of $2,405,041, offset by $3,703,000 of deferred federal income tax asset, and a decrease of $235,557 in deposits.  Additionally, non-cash items increasing net income included stock compensation, which provided $178,968 of liquidity and depreciation and amortization which contributed $711,555 of net cash.

Investing activities used cash of $3,148,025 for the twelve months ended December 31, 2012 as compared to having used $304,509 during the corresponding period in 2011.  Investing activities in 2012 were comprised of $209,061 in cash payments related to the license of the TCEP (which was acquired as part of the Acquisition), $1,804,389 of net cash used in the Acquisition, and $1,134,575 used for the purchase of fixed assets.

Financing activities provided $280,663 of cash during the twelve months ended December 31, 2012, as compared to $306,250 during the corresponding period in 2011. Financing activities in 2012 included $112,625 of proceeds from the exercise of common stock warrants and $750,000 of proceeds from amounts borrowed under the Line of Credit, offset by payments towards the Term Note of $581,962.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2011, the Company had utilized approximately $4.4 million of these NOLs leaving approximately $35.4 million of potential NOLs of which we expect to utilize approximately $1.5 million for the twelve months ended December 31, 2012, leaving approximately $33.9 million of potential NOLs.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. (See Note 2 to the Vertex Energy, Inc. financial statements included herein).

We evaluate the carrying value and recoverability of our long-lived assets within the provisions of the FASB ASC regarding long-lived assets.  It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Revenue Recognition.   Revenue for each of our divisions is recognized when persuasive evidence of an arrangement exists, goods are delivered, sales price is determinable, and collection is reasonably assured. Revenue is recognized upon delivery by truck and railcar of feedstock to our re-refining customers and upon product leaving our terminal facilities via barge.

Legal Matters.  Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. Actual expenses incurred in future periods can differ materially from accruals established.

Stock Based Compensation

We account for share-based expense and activity in accordance with FASB ASC Topic 718, which establishes accounting for equity instruments exchanged for services. Under this provision share-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the employee’s requisite service period, generally the vesting period of the equity grant.

Share-based payments to non-employees are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the service period, generally the vesting period of the equity grant. We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We believe that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted.

Basic and Diluted Loss per Share

Basic and diluted loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

License Agreement Development Costs

We capitalize costs to improve any acquired intangible asset which is specifically identifiable, and has a definite life. All other costs are expensed as incurred.

Income Taxes

We account for income taxes in accordance with the FASB ASC Topic 740.  We record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible.  We consider, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

Recently Issued Accounting Pronouncements

In May 2011, the provisions of ASC Topic 820, “Fair Value Measurement,” were amended to clarify the application of existing fair value measurements and to change certain fair value measurement and disclosure requirements.  Amendments that change measurement and disclosure requirements relate to (i) fair value measurement of financial instruments that are managed within a portfolio, (ii) application of premiums and discounts in a fair value measurement, and (iii) additional disclosures about fair value measurements categorized with Level 3 of the fair value hierarchy.  These provisions are effective for the first interim or annual period beginning after December 31, 2011.  The adoption of this guidance effective January 1, 2012 did not affect our financial position or results of operations, but may result in additional disclosure.

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

CONTENTS TO FINANCIAL STATEMENTS

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Vertex Energy, Inc.
Houston, TX

We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Energy, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 20, 2013

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$807,940	$675,188
Accounts receivable, net	7,160,780	5,436,006
Accounts receivable- related party	-	2,459
Inventory	5,870,121	6,408,780
Prepaid expenses	492,467	151,821
Total current assets	14,331,308	12,674,254

Noncurrent assets
Licensing agreement, net	-	1,929,549
Fixed assets, net	11,617,368	124,168
Intangible assets, net	15,934,724	-
Goodwill	3,515,977	-
Deferred tax assets	3,703,000	2,006,000
Total noncurrent assets	34,771,069	4,059,717

TOTAL ASSETS	$49,102,377	$16,733,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$8,869,234	$6,464,193
Accounts payable-related party	-	620,724
Deposits	-	235,557
Current portion of long-term debt	1,749,329	-
Total current liabilities	10,618,563	7,320,474

Long-term liabilities
Long-term debt	6,281,457	-
Contingent consideration	4,711,000	-
Line of credit	6,750,000	-
Deferred tax liabilities	341,000	76,000
Total liabilities	28,702,020	7,396,474

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 1,512,891 and 4,426,639 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1,513	4,427
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 16,965,464 and 9,414,926 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	16,965	9,415
Additional paid-in capital	10,719,345	3,319,388
Retained earnings	9,662,534	6,004,267
Total stockholders’ equity	20,400,357	9,337,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,102,377	$16,733,971

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2012 AND 2011

	2012	2011

Revenues	$134,573,243	$109,722,279
Revenues-related parties	-	17,978
	134,573,243	109,740,257

Cost of revenues	124,788,116	101,666,187

Gross profit	9,785,127	8,074,070

Selling, general and administrative expenses	6,137,301	4,099,682
Acquisition related expenses	1,256,576	-

Total selling, general and administrative expenses	7,393,877	4,099,682

Income from operations	2,391,250	3,974,388

Other income (expense)
Other income	1,740	-
Interest expense	(135,364)	(62,686)
Total other income (expense)	(133,624)	(62,686)

Income before income taxes	2,257,626	3,911,702

Income tax benefit	1,400,641	1,841,813

Net income	$3,658,267	$5,753,515

Earnings per common share
Basic	$0.30	$0.65
Diluted	$0.25	$0.39

Shares used in computing earnings per share
Basic	12,138,229	8,884,681
Diluted	14,866,134	14,775,339

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2012 AND 2011

	Common	Common	Preferred	Preferred	Additional		Total
	Stock	Stock	Stock	Stock	Paid-in	Retained	Stockholders'
	Shares	$.001 Par	Shares	$.001 Par	Capital	Earnings	Equity
Balance on December 31, 2010	8,370,849	$8,371	4,675,716	$4,676	$2,275,074	$250,752	$2,538,873

Exercise of stock options and warrants	195,000	195	-	-	306,055	-	306,250

Issuance of stock options and warrants	-	-	-	-	138,859	-	138,859

Conversion of preferred B stock to common	600,000	600	-	-	599,400	-	600,000

Conversion of preferred A stock to common	249,077	249	(249,077)	(249)	-	-	-

Net income	-	-	-	-	-	5,753,515	5,753,515

Balance on December 31, 2011	9,414,926	9,415	4,426,639	4,427	3,319,388	6,004,267	9,337,497

Exercise of stock options and warrants	91,335	91	-	-	112,534	-	112,625

Issuance of stock options and warrants	-	-	-	-	178,968	-	178,968

Issuance of restricted common stock	4,545,455	4,545	-	-	7,108,455	-	7,113,000

Conversion of preferred A stock to common	2,913,748	2,914	(2,913,748)	(2,914)	-	-	-

Net income	-	-	-	-	-	3,658,267	3,658,267

Balance on December 31, 2012	16,965,464	$16,965	1,512,891	$1,513	$10,719,345	$9,662,534	$20,400,357

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Cash flows operating activities
Net income	$3,658,267	$5,753,515
Adjustments to reconcile net income to cash
provided by (used in) operating activities
Stock based compensation expense	178,968	138,859
Depreciation and amortization	711,555	161,048
Deferred federal income tax	(1,432,000)	(1,930,000)
Changes in assets and liabilities
Accounts receivable	128,184	(3,953,496)
Accounts receivable- related parties	2,459	(2,459)
Inventory	551,438	(2,506,999)
Prepaid expenses and other current assets	(247,337)	(51,336)
Accounts payable and accrued expenses	304,861	1,870,994
Accounts payable-related parties	(620,724)	213,451
Other deposits	(235,557)	235,557
Net cash provided by (used in) operating activities	3,000,114	(70,866)

Cash flows from investing activities
Purchase of intangible assets	(209,061)	(241,454)
Acquisition, net	(1,804,389)	-
Purchase of fixed assets	(1,134,575)	(63,055)
Net cash used in investing activities	(3,148,025)	(304,509)

Cash flows from financing activities
Line of credit proceeds, net	750,000	-
Proceeds from exercise of common stock warrants	112,625	306,250
Borrowing from (payments to) note payable	(581,962)	-
Net cash provided by financing activities	280,663	306,250

Net change in cash and cash equivalents	132,752	(69,125)

Cash and cash equivalents at beginning of the period	675,188	744,313

Cash and cash equivalents at end of period	$807,940	$675,188

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$128,838	$80,756
Cash paid for income taxes during the period	$23,359	$107,000

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$2,914	$249
Conversion of Series B Preferred Stock into common stock	$-	$600,000

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Vertex Energy, Inc. (“Vertex Energy” or the “Company”), provides a range of services designed to aggregate, process and recycle industrial and commercial waste systems.  Vertex Energy currently provides these services in 13 states, primarily in the Gulf Coast and Central Midwest Region of the United States. Effective as of August 31, 2012, the Company acquired 100% of the outstanding equity interests of Vertex Acquisition Sub, LLC ("Acquisition Sub"), a special purpose entity consisting of substantially all of the assets of Vertex Holdings, L.P. (“Holdings”) and real-estate properties of B & S Cowart Family L.P.("B&S LP" and the "Acquisition"). Prior to closing the Acquisition, Holdings contributed to Acquisition Sub substantially all of its assets and liabilities relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants, including all of the outstanding equity interests in Holdings' wholly-owned operating subsidiaries, Cedar Marine Terminals, L.P. ("CMT"); Crossroad Carriers, L.P. ("Crossroad"); Vertex Recovery, L.P. ("Vertex Recovery"); and H&H Oil, L.P. ("H&H Oil"), and B&S LP contributed real estate associated with the operations of H&H Oil.  See Note 15 for additional details on the Acquisition.

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

Black Oil

Through its Black Oil division, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 50 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company purchases the used oil from collectors and manages the logistics of transport, storage and delivery to our customers.  Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge.  In many cases, there are contractual purchase and sale agreements with the suppliers and customers, respectively.  These contracts are beneficial to all parties involved because they ensure a minimum volume is purchased from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. In addition, the Company operates its own re-refining operations at the CMT which uses the proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine the used oil into marine fuel cutterstock and a higher-value feedstock for further processing.

Refining and Marketing

Through its Refining and Marketing division, which has been operational since 2004, Vertex Energy aggregates used motor oil, petroleum distillates, transmix and other off-specification chemical products.  These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers.  The Company has a toll-based processing arrangement in place with KMTEX, Ltd. (“KMTEX”) to re-refine these feedstock streams, under the Company’s direction, into various end products.   KMTEX uses industry standard processing technologies to re-refine the feedstock into pygas, gasoline blendstock and marine fuel cutterstock.  The Company sells the re-refined products directly to end customers or to processing facilities for further refinement.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts previously reported in our annual report on Form 10-K for the year ended December 31, 2011 have been reclassified to conform to the 2012 presentation. These reclassifications have no impact on net income.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. The subsidiaries are as follows:

•
CMT operates a 19-acre bulk liquid storage facility on the Houston Ship Channel.  The terminal serves as a truck-in, barge-out facility and provides throughput terminal operations. CMT is also the site of the TCEP.

•	Crossroad is a third-party common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and product streams.

•
Vertex Recovery is a generator solutions company for the recycling and collections of used oil and oil-related residual materials from large regional and national customers throughout the U.S.  It facilitates its services through a network of independent recyclers and franchise collectors.

•	H&H Oil collects and recycles used oil and residual materials from customers based in Austin, Baytown, San Antonio and Corpus Christi, Texas.

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

Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any significant off balance sheet credit exposure related to its customers.  The allowance was $0 at December 31, 2012 and 2011.

Inventory

Inventories of products consist of feedstocks and refined petroleum products and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

License agreement development costs

Until the Acquisition, the Company operated under an operating and licensing agreement with CMT. The Company capitalized costs to improve any acquired intangible asset which were specifically identifiable, and had a definite life.  All other costs were expensed as incurred. The unamortized basis of the licensing agreement, approximately $2,043,000, was reclassified to intangible assets on the date of the Acquisition.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets at the dates of acquisition. Goodwill is reviewed at least annually to assess the carrying value of goodwill associated with each of its distinct business units that comprise its business segments of the Company to determine if impairment in value has occurred.

Revenue recognition

Revenue for each of the Company’s divisions is recognized when persuasive evidence of an arrangement exists, goods are delivered, sales price is determinable, and collection is reasonably assured.  Revenue is recognized upon delivery by truck and railcar of feedstock to its re-refining customers and upon product leaving the Company’s terminal facilities via barge.

Leases

The Company recognizes lease expense on a straight-line basis over the minimum lease terms which expire at various dates through 2017.  These leases are for office and storage tank facilities and are classified as operating leases.  For leases that contain predetermined, fixed escalations of the minimum rentals, the Company recognizes the rent expense on a straight-line basis and records the difference between the rent expense and the rental amount payable in liabilities.

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
DECEMBER 31, 2012

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
DECEMBER 31, 2012

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

NOTE 3.  RELATED PARTIES

Prior to the Acquisition (described below in Note 15), the Company had numerous transactions with Vertex Holdings, L.P., formerly Vertex Energy, L.P. (also defined herein as the “Partnership” or “Vertex LP”), including the lease of the Partnership’s storage facility, subletting of office space, transportation of feedstock to re-refiners and the Company’s storage facility, and delivery from the Company’s re-refinery to end customers. The pricing under these contracts was with certain wholly-owned subsidiaries of the Partnership and was priced at market, and reviewed periodically from time to time by the Board of Director’s Related Party Transaction committee.  The Related Party Transaction committee includes at least two independent directors and will review and pre-approve any and all related party transactions.

The consolidated financial statements include revenues from related parties of $0 and $17,978 and inventory purchases from related parties of $9,569,772 and $12,678,982 for the years ended December 31, 2012 and 2011, respectively. The Company also incurred process costs of $5,331,195 and $7,395,849 for the years ended December 31, 2012 and 2011, respectively.  The costs arise from the TCEP operating agreement with CMT (which entity was acquired as part of the Acquisition), whereby we pay up to $0.40 per gallon of processing costs.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The Company subleased office space from Vertex LP. Rental payments under the lease were $6,600 per month and the lease was to expire in June 2013 (the lease was acquired as part of the Acquisition).

The Company leased approximately 30,000 barrels in storage capacity for its Black Oil division at CMT, located in Baytown, Texas.  The monthly lease expense was $22,500 and the lease expired in March 2011; however, the parties agreed to an extension of the lease with the same terms and conditions through June 2012. CMT was acquired as part of the Acquisition.

The Company leased approximately 45,000 barrels in storage capacity for its TCEP division at CMT, located in Baytown, Texas.  The monthly lease expense was $45,000 and the lease expired in March 2011; however, the parties agreed to an extension of the lease with the same terms and conditions through August 2012, other than an increase in the monthly lease expense to $49,500 in consideration for an additional rental of 3,000 barrels of capacity. CMT was acquired as part of the Acquisition.

NOTE 4.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the year ended December 31, 2012, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

At December 31, 2012 and 2011 and for the years then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2012		2011
	% of	% of	% of	% of
	Revenues	Receivables	Revenues	Receivables
Customer 1	31%	0%	49%	44%
Customer 2	25%	54%	5%	15%
Customer 3	13%	0%	12%	15%
Customer 4	12%	15%	10%	16%
Customer 5	4%	12%	6%	0%

The Company purchases goods and services from two companies that represented 11% and 10% of total purchases for the year ended December 31, 2012 and 18% and 11% of total purchases for the year ended December 31, 2011.

The Company has had various debt facilities available for use, of which there was $14,780,786 and $0 outstanding as of December 31, 2012 and December 31, 2011, respectively. See Note 8 for further details.

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
DECEMBER 31, 2012

The Company, in its normal course of business, is involved in various other claims and legal action.  In the opinion of management, the outcome of these claims and actions will not have a material adverse impact upon the financial position of the Company.

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the Company's April 2009 merger with World Waste Technologies, Inc. ("World Waste").  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2011, the Company had utilized approximately $4.4 million of these NOLs leaving approximately $35.4 million of potential NOLs of which we expect to utilize approximately $1.5 million for the year ended December 31, 2012.

Leases

The Company has various leases for office facilities, vehicles and lab equipment which are classified as operating leases, and which expire at various times through 2017.  Related party leases include office facilities and tank rental (from CMT, which was acquired as part of the Acquisition). Total rent expense for all operating leases for 2012 and 2011, is summarized as follows:

	2012	2011
Related party leases	$629,904	$876,048
Office leases	100,405	-
Vehicle leases	33,012	-
	$763,321	$876,048

Minimum future lease commitments as of December 31, 2012, are summarized as follows:

Year ending December 31	Office Facilities	Vehicles/Lab
2013	$303,284	$99,035
2014	304,547	99,035
2015	302,609	88,265
2016	304,672	100,688
2017	212,249	-
thereafter	-	-
	$1,427,361	$387,023

NOTE 5. FIXED ASSETS

Fixed assets consist of the following:

	Useful Life (in years)	December 31, 2012	December 31, 2011
Equipment	7-20	$4,423,133	$-
Furniture and fixtures	7	83,887	28,527
Leasehold improvements	15	1,866,702	-
Office equipment	5	302,668	135,856
Vehicles	5	2,250,300	-
Construction in progress		1,030,845	-
Land		1,995,000	-
Total fixed assets		11,952,535	164,383
Less accumulated depreciation		(335,167)	(40,215)
Net fixed assets		$11,617,368	$124,168

Depreciation expense was $295,801 and $15,177 for the years ended December 31, 2012 and 2011, respectively.

Equipment under construction in progress is related to TCEP technology improvements.

NOTE 6. GOODWILL

At December 31, 2012 and 2011, goodwill totaled $3,515,977 and $0, respectively.  The increase in goodwill during 2012 is attributable to the Acquisition of Vertex Acquisition Sub, LLC (as described in Note 15). The excess purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The goodwill has been allocated to the Black Oil reporting segment.

NOTE 7. INTANGIBLE ASSETS

Components of intangible assets (all subject to amortization) consist of the following items:

		December 31, 2012
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relations	5	$343,000	$17,150	$325,850
Vendor relations	10	4,064,000	101,600	3,962,400
H&H Oil Trademark/Trade name	16	775,000	12,110	762,890
TCEP Technology/Patent	15	11,000,000	183,333	10,816,667
Non-compete agreements	3	73,000	6,083	66,917
		$16,255,000	$320,276	$15,934,724

Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.

Total amortization expense of intangibles was $320,276 and $0 for the twelve months ended December 31, 2012 and 2011, respectively.

Estimated future amortization expense is as follows:

2013	$1,281,104
2014	1,281,104
2015	1,275,021
2016	1,256,771
2017	1,239,621
thereafter	9,601,103
$15,934,724

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8. LINE OF CREDIT AND LONG-TERM DEBT

In September 2010, the Company entered into a loan agreement and obtained a line of credit with Bank of America Merrill Lynch. On March 30, 2012, Bank of America renewed the line of credit through March 31, 2014. The loan agreement was guaranteed by CMT, a former related party of the Company (CMT was acquired as part of the Acquisition).  The most restrictive covenants of the loan required an interest coverage ratio of at least 1.5 to 1 and a funded debt to EBITDA ratio not to exceed 2 to 1. This line of credit was replaced with a new agreement in September 2012, as described below.

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and to provide the Company with an additional $10,000,000 in the form of a revolving line of credit, to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on August 31, 2014.  The balance on the revolving line of credit is $6,750,000 at December 31, 2012.

Amounts borrowed under the term note bear interest at the option of the Company of either the lender's prime commercial lending rate then in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the term note is due and payable monthly in arrears and all amounts outstanding under the term note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,667 are due and payable on the term note monthly in arrears on the last day of each month and continuing until the maturity date. The balance of the term loan is $7,933,333 at December 31, 2012.

The financing arrangement discussed above is secured by all of the assets of the Company.  The loan contains certain restrictive covenants including a Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.25 to 1.00, and a Senior Funded Debt to EBITDA Ratio, as defined in the agreement, not to exceed 2.00 to 1.00. A tangible net worth requirement was included in the credit agreement in error. This requirement was waived and the credit agreement was amended in January 2013. The Company believes it was in compliance with all aspects of the agreement at December 31, 2012.

The Company has notes payable to various financial institutions, bearing interest at rates ranging from 10.46% to 10.90%, maturing from August, 2014 to January, 2015.  The balance of the notes payable is $97,453 at December 31, 2012.

Future maturities of long term debt as of December 31, 2012 were as follows:

Year Ending December 31,
2013	$1,749,329
2014	1,746,354
2015	4,535,103
Total debt	$8,030,786
Less current maturities	(1,749,329)
Long-term debt	$6,281,457

NOTE 9. INCOME TAXES

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

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31, 2012	December 31, 2011
Statutory tax on book income	$768,000	$1,330,000
Nondeductible expenses	44,000	31,000
Net operating loss utilization	(812,000)	(1,361,000)
Reduction in valuation allowance	(1,408,000)	(1,823,000)
Other	7,359	(18,813)
Income tax benefit	$(1,400,641)	$(1,841,813)

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The components of income tax (benefit) expense for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Current federal tax expense	$31,359	$88,187
Deferred federal tax benefit	(1,432,000)	(1,930,000)
Total federal tax benefit	$(1,400,641)	$(1,841,813)

The cumulative tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011, are presented below:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Alternative minimum tax credits	$130,000	$107,000
Accrued compensation	173,000	199,000
Net operating loss carry forwards	11,536,000	12,056,000
Less valuation allowance	(8,136,000)	(10,356,000)
Net deferred tax assets	$3,703,000	$2,006,000

	December 31, 2012	December 31, 2011
Deferred tax liabilities:
Accelerated tax depreciation	$341,000	$76,000
Net deferred tax liabilities	$341,000	$76,000

The Company has determined that a valuation allowance of approximately $8,136,000 at December 31, 2012 is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized. The change in the valuation allowance for 2012 was approximately $2,220,000. Net operating losses utilized in 2011 were approximately $4,400,000.

At December 31, 2012, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $33.9 million acquired as part of the Merger between World Waste and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC. It is possible that the Company may be unable to use these NOLs in their entirety.  The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs. The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste's historical business, and the extent of the Company's subsequent income.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 10. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $178,968 and $138,859 for the years ended December 31, 2012 and 2011, respectively, for options previously awarded by the Company.

Stock option activity for the years ended December 31, 2012 and 2011 are summarized as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	3,073,334	$5.46	7.00	$990,995
Options granted	225,000	1.91	10.00	197,146
Options exercised	(65,000)	(1.47)	-	(5,239)
Options cancelled/forfeited/expired	(294,167)	(1.21)	-	(38,878)
Outstanding at December 31, 2012	2,939,167	$5.70	6.50	$1,144,024

Vested at December 31, 2012	2,283,237	$6.89	6.41	$709,902

Exercisable at December 31, 2012	2,283,237	$6.89	6.41	$709,902

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2010	2,703,334	$5.81	7.60	$715,826
Options granted	390,000	2.77	10.00	283,591
Options exercised	(5,000)	(.45)	(7.94)	(1,800)
Options cancelled/forfeited/expired	(15,000)	(.62)	-	(6,622)
Outstanding at December 31, 2011	3,073,334	$5.46	7.00	$990,995

Vested at December 31, 2011	1,847,902	$8.20	6.21	$365,798

Exercisable at December 31, 2011	1,847,902	$8.20	6.21	$365,798

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2012 and 2011 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	1,245,311	$12.48	1.41	$142,065
Warrants exercised	(37,500)	(1.08)	-	(10,626)
Warrants cancelled/forfeited/expired	(44,503)	(25.00)	-	(2,550)
Warrants at December 31, 2012	1,163,308	$12.37	0.40	$128,889

Vested at December 31, 2012	1,150,808	$12.50	0.41	$123,289

Exercisable at December 31, 2012	1,150,808	$12.50	0.41	$123,289

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2010	1,773,457	$14.24	1.96	$172,973
Warrants granted	25,000	1.75	4.00	11,201
Warrants exercised	(190,000)	(1.60)	(1.64)	(20,320)
Warrants cancelled/forfeited/expired	(363,146)	(26.02)	-	(21,789)
Warrants at December 31, 2011	1,245,311	$12.48	1.41	$142,065

Vested at December 31, 2011	1,169,278	$13.23	1.35	$122,150

Exercisable at December 31, 2011	1,169,278	$13.23	1.35	$122,150

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following table summarizes the assumptions used in assessing the above described option and warrant valuations:

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2012	DECEMBER 31, 2011

Expected volatility	35-39%	31-35%
Expected dividends	0%	0%
Expected term (in years)	10	4
Risk-free rate	0.35-0.39%	0.37-1.03%

NOTE 11. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the year ended December 31, 2012 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the year ended December 31, 2012 does not include options to purchase 1,901,174 shares and warrants to purchase 986,287 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the year ended December 31, 2012 and 2011:

	2012	2011

Basic Earnings per Share
Numerator:
Net income available to common shareholders	$3,658,267	$5,753,515
Denominator:
Weighted-average common shares outstanding	12,138,229	8,884,681

Basic earnings per share	$0.30	$0.65

Diluted Earnings per Share
Numerator:
Net income available to common shareholders	$3,658,267	$5,753,515
Denominator:
Weighted-average shares outstanding	12,138,229	8,884,681
Effect of dilutive securities
Stock options and warrants	1,215,014	1,464,019
Preferred stock	1,512,891	4,426,639

Diluted weighted-average shares outstanding	14,866,134	14,775,339

Diluted earnings per share	$0.25	$0.39

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
NOTE 12. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2012, there were 16,965,464 common shares issued and outstanding.

Each share of the Company's common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by the Company's board of directors.  No holder of any shares of the Company's common stock has a preemptive right to subscribe for any of the Company's securities, nor are any shares of the Company's common stock subject to redemption or convertible into other securities.  Upon liquidation, dissolution or winding-up of the Company and after payment of creditors and preferred shareholders of the Company, if any, the assets of the Company will be divided pro rata on a share-for-share basis among the holders of the Company's common stock.  Each share of the Company's common stock is entitled to one vote.  Shares of the Company's common stock do not possess any cumulative voting rights.

During the year ending December 31, 2012 there were 2,913,748 shares of the Company's Series A Preferred Stock converted into 2,913,748 shares of the the Company's common stock; warrants and options to purchase 87,500 shares of the Company's common stock were exercised for cash proceeds of $112,625; options to purchase 15,000 shares of common stock were exercised for a net of 3,835 shares of common stock (when adjusting for a cashless exercise of such options and the payment, in shares of common stock, of an aggregate exercise price of $23,250 in connection with such exercises) and 3,835 shares of common stock were issued to the option holder in connection with such exercise; and 4,545,455 restricted shares were issued as consideration for the Acquisition, described in Note 15.

NOTE 13.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of December 31, 2012, there were 1,512,891 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

Series A Preferred

Holders of outstanding shares of Series A Preferred are entitled to receive dividends, when, as, and if declared by our Board of Directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to our Series A Preferred until dividends in the same amount per share on our Series A Preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of the Company, each share of our Series A Preferred is entitled to receive $1.49 prior to similar liquidation payments due on shares of our common stock or any other class of securities junior to the Series A Preferred. Shares of Series A Preferred are not entitled to participate with the holders of our common stock with respect to the distribution of any remaining assets of the Company.

Each share of Series A Preferred is entitled to that number of votes equal to the number of whole shares of common stock into which it is convertible. Generally, holders of our common stock and Series A Preferred vote together as a single class.

Shares of Series A Preferred automatically convert into shares of our common stock on the earliest to occur of the following:

•	The affirmative vote or written consent of the holders of a majority of the then-outstanding shares of Series A Preferred;

•
If the closing market price of our common stock averages at least $15.00 per share over a period of 20 consecutive trading days and the daily trading volume averages at least 7,500 shares over such period;

•	If we consummate an underwritten public offering of our securities at a price per share not less than $10.00 and for a total gross offering amount of at least $10 million; or

•	If a sale of the Company occurs resulting in proceeds to the holders of Series A Preferred of a per share amount of at least $10.00.

Each share of Series A Preferred converts into one share of common stock, subject to adjustment.

Series B Preferred Stock

The Series B Preferred Stock have the following rights, preferences and limitations:

•
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

•	The Series B Preferred Stock has no voting rights (other than on matters concerning the Series B Preferred Stock as further described in the Designation); and

•
The Company was obligated to redeem any unconverted shares of Series B Preferred Stock in cash at $1.00 per share on the third anniversary date of the original issuance date of each share of Series B Preferred Stock.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 14.  LICENSING AGREEMENT

Until the Acquisition (described in Note 15, below), the Company operated under an operating and licensing agreement with a related party that is majority-owned and controlled by the Company’s Chief Executive Officer and Chairman, Benjamin P. Cowart, that provided for an irrevocable, non-transferable, royalty-free, perpetual right to use TCEP to re-refine certain used oil feedstock and associated operations of this technology on a global basis.  This included the right to utilize the technology in any future production facilities built by the Company.

The initial valuation of the license was based upon the cost to acquire the use of TCEP and its processes. It will be assessed over time for changes in the valuation. Additional development costs capitalized during the year ended December 31, 2012 and 2011 were $209,062 and $241,454, respectively. Prior to the Acquisition, the Company amortized the value of the license agreement over a fifteen year period.  Amortization expense was $95,478 and $145,871 for the years ending December 31, 2012 and 2011, respectively.  The unamortized basis of the licensing agreement, approximately $2,043,000, was reclassified to intangible assets at the Acquisition, as discussed in Note 15.

NOTE 15.  ACQUISITION

On September 11, 2012, but effective August 31, 2012, the Company acquired 100% of the outstanding equity interests of Vertex Acquisition Sub, LLC (“Acquisition Sub” and the "Acquisition"), a special purpose entity consisting of substantially all of the assets of Vertex LP and real-estate properties owned by B & S Cowart Family L.P. ("B&S LP") in consideration for $28,791,000, consisting of $16,500,000 plus a working capital adjustment of approximately $467,000, 4,545,455 restricted shares of common stock valued at $7,113,000, and contingent consideration of $4,711,000. Prior to closing the Acquisition, Vertex LP contributed to Acquisition Sub substantially all of its assets and liabilities relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants, including all of the outstanding equity interests in Vertex LP’s wholly-owned operating subsidiaries, Cedar Marine Terminals, L.P. (“CMT”), Crossroad Carriers, L.P., Vertex Recovery L.P. and H&H Oil, L.P. and B&S LP contributed real estate associated with the operations of H&H Oil, L.P.

The Acquisition was accounted for under the purchase method of accounting, with the Company identified as the acquirer, and the operating results of the Acquisition Sub have been included in the Company's consolidated financial statements as of the effective date of the Acquisition. Under the purchase method of accounting, the aggregate amount of consideration paid by the Company was allocated to the Acquisition Sub’s net tangible assets and intangible assets based on their estimated fair values as of August 31, 2012.  The excess purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The goodwill has been allocated to the Refining and Marketing reporting segment.  The Company retained an independent third-party appraiser to assist management in its valuation. The allocation of the purchase price is based on the best estimates of management.

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date. The allocation of fair values are preliminary and are subject to change in the future during the measurement period.

(in thousands)
Cash and cash equivalents	$663
Accounts receivable	1,853
Inventory	13
Prepaid expenses	61
Property, plant and equipment	8,659
Land	1,995
Other assets	32
Intangible assets	14,212
Goodwill	3,516
Total identifiable net assets	31,004
Less liabilities assumed	(2,213)
Total purchase price	$28,791

The Company incurred approximately $1,256,576 in costs associated with the Acquisition. These included legal, accounting, environmental, investment banking, and related party transaction committee costs.

The following table summarizes the cost of amortizable intangible assets related to the Acquisition of Acquisition Sub:

	Estimated Cost (in thousands)	Useful life (years)
Customer relations	$343	5
Vendor relations	4,064	10
H&H Oil Trademark/Trade name	775	16
TCEP Technology/Patent	8,957	15
Non-competes	73	3
Total	$14,212

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2012 and 2011 assume the Acquisition occurred as of January 1, 2011. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2011 or of results that may occur in the future (amounts in thousands other than earnings per share):

	Twelve Months Ended December
	2012 (unaudited)	2011 (unaudited)
Revenue	$142,199,659	$118,817,983
Cost of goods sold	125,781,532	100,638,913
Gross profit	16,418,127	18,179,070
Selling, general and administrative expenses	9,823,076	8,408,591
Income from operations	6,595,051	9,770,479
Other income and expense	630,216	949,036
Net income	7,225,267	10,719,515

Earnings per common share-Basic	0.60	1.21

Earnings per common share-Diluted	0.49	0.73

NOTE 16.  CONTINGENT CONSIDERATION

As part of the consideration paid in connection with the Acquisition discussed in Note 15, if certain earning targets are met, the Company has to pay the seller approximately $2,233,000 annually in 2013, 2014 and 2015.  The Company has recorded contingent consideration of $4,711,000, which is the discounted cash flows of the earn out payments.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 17.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the years ended December 31, 2012 and 2011, are as follows:

YEAR ENDED DECEMBER 31, 2012

		Refining &
	Black Oil	Marketing	Total
Revenues	$90,237,692	$44,335,551	$134,573,243

Net income (loss) from operations	$(770,900)	$3,162,150	$2,391,250

Total Assets	$44,848,295	$4,254,082	$49,102,377

YEAR ENDED DECEMBER 31, 2011

		Refining &
	Black Oil	Marketing	Total
Revenues	$72,349,181	$37,391,076	$109,740,257

Net income from operations	$1,368,575	$2,605,813	$3,974,388

Total Assets	$9,196,208	$7,537,763	$16,733,971

NOTE 18. SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the available credit on the Line of Credit is $10,000,000.  As of March 20, 2013, the outstanding balance drawn on the line of credit is $5,500,000 leaving an available balance for draw downs of $4,500,000.

Subsequent to December 31, 2012, a total of 83,968 shares of the Company’s Series A Preferred Stock were converted into 83,968 shares of the Company’s common stock and warrants to purchase 175,000 shares of the Company’s common stock were exercised for a net of 102,484 shares of common stock (when adjusting for a cashless exercise of such warrants and the payment, in shares of common stock, of an aggregate exercise price of $256,250 in connection with such exercise) and 102,484 shares of common stock were issued to the warrant holders in connection with such exercises; and options to purchase 35,000 shares of the Company’s common stock were exercised for a net of 24,085 shares of common stock (when adjusting for a cashless exercise of such options and the payment, in shares of common stock, of an aggregate exercise price of $39,500 in connection with such exercise) and 24,085 shares of common stock were issued to the option holders in connection with such exercises.

On January 1, 2013, the Company purchased two trucks, miscellaneous operating assets and a used oil collection customer base from a used oil collection company in the Houston, Texas area. The Company paid $123,845 for the business and has consideration of $33,850 due contingent on this customer base producing a specified number of gallons per month for three months. The portion of the acquired company was immediately integrated into the Company's operations as part of the H&H Oil collection business.

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

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012.  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2012 in connection with the solicitation of proxies for the Company’s 2013 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth under the headings “Executive Compensation”, “Board of Directors Compensation” and “Outstanding Equity Awards at Fiscal Year-End” in the Company’s 2013 Proxy Statement to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The information required by this Item will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s 2013 Proxy Statement to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2013 Proxy Statement to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Company appointed LBB & Associates Ltd., LLP as independent auditors to audit the consolidated financial statements of the Company for the fiscal years ended December 31, 2012 and December 31, 2011.

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants for the fiscal years ended December 31, 2012 and December 31, 2011:

Fee Category	2012 Fees	2011 Fees

Audit Related Fees	$96,639	$68,000
All Other Fees	$14,035	$25,915

Total Fees	$110,674	$93,915

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTEX ENERGY, INC.

Date: March 21, 2013	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2013	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer) and Chairman		Chris Carlson Chief Financial Officer (Principal Accounting Officer)
Date:	March 21, 2013	Date:	March 21, 2013

By:	/s/ Christopher Stratton	By:	/s/ Dan Borgen
	Christopher Stratton Director		Dan Borgen Director

Date:	March 21, 2013	Date:	March 21, 2013

By:	/s/ John Pimentel	By:	/s/ David Phillips
	John Pimentel Director		David Phillips Director

Date:	March 21, 2013	Date:	March 21, 2013

By:	/s/ Timothy C. Harvey
Timothy C. Harvey Director

Date:	March 21, 2013

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/12	000-53619

2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/12	000-53619

3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.		8-K/A	3.1	6/26/09	000-53619

3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.		8-K	3.1	7/16/10	000-53619

3.3	Bylaws of Vertex Energy, Inc.		8-K/A	3.4	6/26/09	000-53619

10.1	Employment Agreement with Benjamin P. Cowart effective April 16, 2009 ***		8-K/A	10.5	6/26/09	000-53619

10.2	Employment Agreement with Matthew Lieb effective April 16, 2009 ***		8-K/A	10.7	6/26/09	000-53619

10.3	Loan Agreement with Bank of America dated September 16, 2010		8-K	10.1	9/24/10	000-53619

10.4	Security Agreement with Bank of America dated September 16, 2010		8-K	10.2	9/24/10	000-53619

10.5(+)	Tolling (Processing) Agreement with KMTEX effective July 1, 2009		10-K	10.14	12/31/04	000-53619

10.6(+)	First Amendment to Processing Agreement with KMTEX effective July 1, 2010		10-K	10.15	12/31/04	000-53619

10.7	Amended and Restated Employment Agreement with Chris Carlson dated March 29, 2011 and effective April 1, 2010***		10-K	10.18	12/31/04	000-53619

10.8	First Amendment to Employment Agreement with Benjamin P. Cowart dated March 25, 2011 and effective as of December 15, 2010***	10-K	10.19	12/31/04	000-53619

10.9	First Amendment to Employment Agreement with Matt Lieb dated February 1, 2011 and effective March 28, 2011***	10-K	10.20	12/31/10	000-53619

10.10	Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated July 5, 2011***	10-Q	10.21	9/30/11	000-53619

10.11	Second Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated June 15, 2012***		10-Q	10.11	9/30/12	000-53619

10.12	Employment Agreement with John Strickland - July 2012**		10-Q	10.12	9/30/12	000-53619

10.13	Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012		8-K	10.1	9/12/12	000-53619

10.14	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.2	9/12/12	000-53619

10.15	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.3	9/12/12	000-53619

10.16	Security Agreement with Bank of America, N.A. dated August 31, 2012		8-K	10.4	9/12/12	000-53619

10.17	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.5	9/12/12	000-53619

10.18	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012		10-Q	10.18	9/30/12	000-53619

10.19	Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***		10-Q	10.19	9/30/12	000-53619

10.20	Second Addendum to Employment Agreement with Benjamin P. Cowart, dated August 31, 2012***		10-Q	10.20	9/30/12	000-53619

10.21	First Addendum to Amended and Restated Employment Agreement with Chris Carlson, dated August 31, 2012***		10-Q	10.21	9/30/12	000-53619

10.22	2004 Stock Option Plan - World Waste Technologies, Inc.***		10-KSB	10.3	12/31/04	001-11476

10.23	Form of Stock Option Agreement, pursuant to 2004 Stock Option Plan***		10-KSB	10.4	12/31/04	001-11476

10.24	2007 Stock Plan - World Waste Technologies, Inc.***		8-K	10.2	5/21/07	001-11476

10.25	Form of Stock Option Agreement, pursuant to 2007 Stock Option Plan***		8-K	10.3	5/21/07	001-11476

10.26	Vertex Energy, Inc., 2008 Stock Incentive Plan***		8-K/A	4.1	6/26/09	000-53619

10.27	2008 Stock Incentive Plan - Form of Stock Option Agreement***	X

10.28	Vertex Energy, Inc., 2009 Stock Incentive Plan***		8-K	4.1	7/31/09	000-53619

10.29	2009 Stock Incentive Plan - Form of Stock Option Agreement***	X

10.30	Waiver and Second Amendment to Credit Agreement with Bank of America, N.A. (January 2013)	X

14.1	Code of Ethical Business Conduct and Whistleblower Protection Policy		8-K/A	14.1	2/13/13	001-11476

21.1	Subsidiaries	X

23.1	Consent of LBB & Associates Ltd., LLP	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

99.1	Glossary of Selected Terms	X

99.2	Charters Of The Compensation Committee; Audit Committee; Nominating And Corporate Governance Committee; and Related Party Transaction Committee		8-K/A	99.2	2/13/13	001-11476

101.INS++	XBRL Instance Document	X

101.SCH++	XBRL Taxonomy Extension Schema Document	X

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

+ Certain portions of these documents as (which portions have been replaced by "X's") have been omitted in connection with a request for Confidential Treatment.   This entire exhibit including the omitted confidential information has been filed separately with the Commission.

++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.