Form 10-Q
period 2013-03-31
Vertex Energy Inc.
filed 2013-05-07
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 17,385,351 shares of common stock issued and outstanding as of April 25, 2013.

PART II
Item 1. Legal Proceedings	20

Item 1A: Risk Factors	20

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Mine Safety Disclosures	21

Item 5. Other Information	21

Item 6. Exhibits	21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.

CONTENTS TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations (unaudited)	F-2

Consolidated Statements of Cash Flows (unaudited)	F-3

Notes to Consolidated Financial Statements (unaudited)	F-4

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$1,316,831	$807,940
Accounts receivable, net	7,383,050	7,160,780
Inventory	5,907,992	5,870,121
Prepaid expenses	519,198	492,467
Total current assets	15,127,071	14,331,308

Noncurrent assets
Fixed assets, net	11,279,296	11,617,368
Intangible assets, net	15,680,721	15,934,724
Goodwill	3,515,977	3,515,977
Deferred federal income taxes	3,735,000	3,703,000
Total noncurrent assets	34,210,994	34,771,069

TOTAL ASSETS	$49,338,065	$49,102,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$10,641,158	$8,869,234
Current portion of long-term debt	1,722,400	1,749,329
Total current liabilities	12,363,558	10,618,563

Long-term liabilities
Long-term debt	5,834,651	6,281,457
Contingent consideration	4,744,850	4,711,000
Line of credit	4,500,000	6,750,000
Deferred federal income tax	363,000	341,000
Total liabilities	$27,806,059	$28,702,020

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 1,428,923 and 1,512,891 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,429	1,513
Series B Preferred stock, $0.001 par value, 2,000,000 authorized, no shares outstanding	-	-
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 17,176,001 and 16,965,464 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	17,176	16,965
Additional paid-in capital	10,767,272	10,719,345
Retained earnings	10,746,129	9,662,534
Total stockholders’ equity	21,532,006	20,400,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,338,065	$49,102,377

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	March 31, 2013	March 31, 2012

Revenues	$33,254,801	$34,827,939

Cost of revenues	29,785,043	31,942,875

Gross profit	3,469,758	2,885,064

Selling, general and administrative expenses	2,221,492	1,194,747
Acquisition related expenses	36,592	-

Total selling, general and administrative expenses	2,258,084	1,194,747

Income from operations	1,211,674	1,690,317

Other income (expense)
Other income	25,289	-
Other expense	(40,726)	-
Interest expense	(106,140)	(44)
Total other income (expense)	(121,577)	(44)

Income before income taxes	1,090,097	1,690,273

Income tax expense	(6,502)	(116,000)

Net income	$1,083,595	$1,574,273

Earnings per common share
Basic	$0.06	$0.17
Diluted	$0.05	$0.10

Shares used in computing earnings per common share
Basic	17,079,242	9,434,094
Diluted	20,139,182	15,473,017

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities
Net income	$1,083,595	$1,574,273
Adjustments to reconcile net income to cash
provided by operating activities
Stock-based compensation expense	48,054	44,441
Depreciation and amortization	532,718	40,913
Deferred federal income tax	(10,000)	98,000
Changes in assets and liabilities
Accounts receivable	(222,270)	(565,497)
Accounts receivable- related parties	-	798
Inventory	(37,871)	(549,934)
Prepaid expenses	(26,731)	27,775
Accounts payable	1,771,924	1,926,954
Accounts payable-related parties	-	606,588
Deposits	-	444,383
Net cash provided by operating activities	3,139,419	3,648,694

Cash flows from investing activities
Purchase of intangible assets	-	(59,519)
Acquisition, net	(34,122)	-
Refund of asset acquisition	675,558	-
Purchase of fixed assets	(548,229)	(2,091)
Net cash provided by (used in) investing activities	93,207	(61,610)

Cash flows from financing activities
Line of credit payments, net	(2,250,000)	-
Payments on note payable	(473,735)	-
Proceeds from exercise of common stock warrants	-	34,187
Net cash provided by financing activities	(2,723,735)	34,187

Net increase in cash and cash equivalents	508,891	3,621,271

Cash and cash equivalents at beginning of the period	807,940	675,188

Cash and cash equivalents at end of period	$1,316,831	$4,296,459

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$76,706	$44
Cash paid for income taxes during the period	$-	$10,000

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$84	$34

See accompanying notes to the consolidated financial statements.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the “Company,” or “Vertex Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual consolidated financial statements as filed with the SEC on Form 10-K on March 21, 2013 (the “Form 10-K”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period presentation. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2012 as reported in Form 10-K, have been omitted.

NOTE 2.  RELATED PARTIES

Prior to the Company’s September 11, 2012 (effective August 31, 2012) acquisition of a special purpose entity which owned substantially all of the assets and liabilities of Vertex Holdings, L.P., formerly Vertex Energy, L.P. (also defined herein as the “Partnership” or “Vertex LP relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants and certain real-estate properties owned by a related party associated with such operations (the “Acquisition” as discussed in greater detail in the Form 10-K),  the Company had numerous transactions with the Partnership, including the lease of the Partnership’s storage facility, subletting of office space, transportation of feedstock to re-refiners and the Company’s storage facility, and delivery from the Company’s re-refinery to end customers. The pricing under these contracts was with certain wholly-owned subsidiaries of the Partnership and was priced at market, and reviewed periodically from time to time by the Board of Director’s Related Party Transaction committee.  The Related Party Transaction committee includes at least two independent directors and will review and pre-approve any and all related party transactions.

The consolidated financial statements include inventory purchases from related parties of $0 and $3,830,853 for the three months ended March 31, 2013 and 2012, respectively. The Company also incurred process costs of $0 and $2,031,932 for the three months ended March 31, 2013 and 2012, respectively.  The costs arise from the Thermal Chemical Extraction Process (“TCEP”) operating agreement with CMT (which entity was acquired as part of the Acquisition), whereby we paid up to $0.40 per gallon of processing costs.

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

NOTE 3.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the three months ended March 31, 2013, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

At March 31, 2013 and 2012 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2013		2012
	% of	% of	% of	% of
	Revenues	Receivables	Revenues	Receivables
Customer 1	0%	0%	46%	24%
Customer 2	7%	0%	12%	40%
Customer 3	8%	13%	12%	16%
Customer 4	4%	7%	8%	9%
Customer 5	59%	64%	7%	0%

The Company purchases goods and services from two companies that represented 13% and 10% of total purchases for the three months ended March 31, 2013 and 11% and 10% for the three months ended March 31, 2012, respectively.

The Company has had various debt facilities available for use, of which there was $12,057,051 and $0 outstanding as of March 31, 2013 and 2012, respectively. See Note 4 for further details.

In February 2013, Bank of America agreed to lease the Company up to $1,025,000 of equipment to enhance the TCEP operation, which went into effect in April 2013.  Under the current terms of the lease agreement, there are 60 monthly payments of approximately $13,328.

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

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the Company's April 2009 merger with World Waste Technologies, Inc. ("World Waste").  As a result of the merger, we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2012, the Company had utilized approximately $8.1 million of these NOLs leaving approximately $33.9 million of potential NOLs of which we expect to utilize approximately $1.09 million for the three months ended March 31, 2013.  The Company recorded a change in valuation allowance as of March 31, 2013 for approximately $370,000.

NOTE 4. NOTES PAYABLE

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and to provide the Company with an additional $10,000,000 in the form of a revolving line of credit, to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on August 31, 2014.  The balance on the revolving line of credit was $4,500,000 at March 31, 2013.

Amounts borrowed under the term note bear interest at the option of the Company of either the lender's prime commercial lending rate then in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the term note is due and payable monthly in arrears and all amounts outstanding under the term note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,667 are due and payable on the term note monthly in arrears on the last day of each month and continuing until the maturity date. The balance of the term loan was $7,508,333 at March 31, 2013.

The financing arrangement discussed above is secured by all of the assets of the Company.  The loan contains certain restrictive covenants including a Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.25 to 1.00, and a Senior Funded Debt to EBITDA Ratio, as defined in the agreement, not to exceed 2.00 to 1.00. A tangible net worth requirement was included in the credit agreement in error. This requirement was waived and the credit agreement was amended in January 2013. The Company believes it was in compliance with all aspects of the agreement at March 31, 2013.

NOTE 5. STOCK-BASED COMPENSATION

Stock-based compensation expense was $48,054 and $44,441 for the three months ended March 31, 2013 and 2012, respectively, for options previously awarded by the Company.

Stock option activity for the three months ended March 31, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2012	2,939,167	$5.70	6.50	$1,144,024
Options exercised	(35,000)	(1.13)	-	(23,149)
Outstanding at March 31, 2013	2,904,167	$5.76	6.25	$1,120,875

Vested at March 31, 2013	2,255,417	$6.87	5.71	$692,822
Exercisable at March 31, 2013	2,255,417	$6.87	5.71	$692,822

A summary of the Company’s stock warrant activity and related information for the three months ended March 31, 2013 is as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2012	1,163,308	$12.37	0.40	$128,889
Warrants exercised	(175,000)	(1.46)	-	(25,075)
Warrants cancelled/forfeited/expired	(40,554)	(0.10)	-	(2,433)
Warrants at March 31, 2013	947,754	$14.91	0.66	$101,381

Vested at March 31, 2013	935,254	$15.08	0.63	$95,781

Exercisable at March 31, 2013	935,254	$15.08	0.63	$95,781

NOTE 6. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three months ended March 31, 2013 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the three months ended March 31, 2013 does not include options to purchase 1,513,989 shares and warrants to purchase 706,914 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the quarters ended March 31, 2013 and 2012:

	2013	2012

Basic Earnings per Share
Numerator:
Net income available to common shareholders	$1,083,595	$1,574,273
Denominator:
Weighted-average shares outstanding	17,079,242	9,434,094

Basic earnings per share	$0.06	$0.17

Diluted Earnings per Share
Numerator:
Net income available to common shareholders	$1,083,595	$1,574,273
Denominator:
Weighted-average shares outstanding	17,079,242	9,434,094
Effect of dilutive securities
Stock options and warrants	1,631,017	1,645,815
Preferred stock	1,428,923	4,393,108

Diluted weighted-average shares outstanding	20,139,182	15,473,017

Diluted earnings per share	$0.05	$0.10

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of March 31, 2013, there were 17,176,001 common shares issued and outstanding.

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

During the three months ending March 31, 2013 there were 83,968 shares of the Company's Series A Preferred Stock converted into 83,968 shares of  the Company's common stock; warrants to purchase 175,000 shares of the Company's common stock were exercised for a net of 102,484 shares of common stock (when adjusting for a cashless exercise of such warrants and the payment, in shares of common stock, of an aggregate exercise price of $256,250 in connection with such exercise) and 102,484 shares of common stock were issued to the warrant holders in connection with such exercises; and options to purchase 35,000 shares of common stock were exercised for a net of 24,085 shares of common stock (when adjusting for a cashless exercise of such options and the payment, in shares of common stock, of an aggregate exercise price of $39,500 in connection with such exercises) and 24,085 shares of common stock were issued to the option holder in connection with such exercises.

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of March 31, 2013, there were 1,428,923 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

NOTE 9.  ACQUISITION

On January 1, 2013, the Company purchased two trucks, miscellaneous operating assets and a used oil collection customer base from a used oil collection company in the Houston, Texas area.  The Company paid $123,845 for the business and has consideration of $33,850 due contingent on this customer base producing a specified number of gallons per month for three months. The portion of the acquired company was immediately integrated into the Company's operations.

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the three months ended March 31, 2013 and 2012 is as follows:

THREE MONTHS ENDED MARCH 31, 2013

		Refining &
	Black Oil	Marketing	Total
Revenues	$24,423,055	$8,831,746	$33,254,801

Net income from operations	$1,110,210	$101,464	$1,211,674

Total Assets	$45,572,502	$3,765,563	$49,338,065

THREE MONTHS ENDED MARCH 31, 2012

		Refining &
	Black Oil	Marketing	Total
Revenues	$24,160,235	$10,667,704	$34,827,939

Net income from operations	$994,537	$695,780	$1,690,317

NOTE 11. SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the available credit on the Line of Credit is $10,000,000.  As of May 3, 2013, the outstanding balance drawn on the line of credit is $7,000,000 leaving an available balance for draw downs of $3,000,000.

Subsequent to March 31, 2013, a total of 59,875 shares of the Company’s Series A Preferred Stock were converted into 59,875 shares of the Company’s common stock; warrants to purchase 250,000 shares of the Company’s common stock were exercised for a net of 105,955 shares of common stock (when adjusting for a cashless exercise of such warrants and the payment, in shares of common stock, of an aggregate exercise price of $437,500 in connection with such exercises) and 105,955 shares of common stock were issued to the warrant holders in connection with such exercises; and options to purchase 55,000 shares of the Company’s common stock were exercised for a net of 43,520 shares of common stock (when adjusting for a cashless exercise of such options and the payment, in shares of common stock, of an aggregate exercise price of $36,000 in connection with such exercise) and 43,520 shares of common stock were issued to the option holder in connection with such exercise.

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

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 21, 2013, and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

Finally, as a result of the Merger, as the successor entity of World Waste, we assumed World Waste’s filing obligations with the Securities and Exchange Commission and our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “VTNR.OB” effective May 4, 2009.  Subsequently, effective February 13, 2013, our common stock began trading on the NASDAQ Capital Market.

Recent Acquisition

Effective as of August 31, 2012, we acquired 100% of the outstanding equity interests of Vertex Acquisition Sub, LLC (“Acquisition Sub”), a special purpose entity consisting of substantially all of the assets of Holdings and real-estate properties of B & S Cowart Family L.P. (“B&S LP” and the “Acquisition”), both of which entities were owned and operated by related parties.  Prior to closing the Acquisition, Holdings contributed to Acquisition Sub substantially all of its assets and liabilities relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants, including all of the outstanding equity interests in Holdings’ wholly-owned operating subsidiaries, Cedar Marine Terminals, L.P. (“CMT”), Crossroad Carriers, L.P. (“Crossroad”), Vertex Recovery, L.P. (“Vertex Recovery”) and H&H Oil, L.P. (“H&H Oil”, and collectively, the “Transferred Partnerships”), and B&S LP contributed real estate associated with the operations of H&H Oil.

•
Cedar Marine Terminals, L.P.   operates a 19-acre bulk liquid storage facility on the Houston Ship Channel. The terminal serves as a truck-in, barge-out facility and provides throughput terminal operations. Cedar Marine Terminals is also the site of our Thermal Chemical Extraction Process (“TCEP”) (described below).

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

We paid the following consideration for 100% of the equity interests in Acquisition Sub (the “Purchase Price”): (i) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 million restricted shares of our common stock; and (ii) to B&S LP, $1.7 million cash consideration, representing the appraised value of certain real estate contributed by B&S LP to Acquisition Sub.  Additionally, for each of the three one-year periods following September 11, 2012, the closing date of the transaction, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate (the “Earn-Out Payments”), contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods. A total of $1.0 million of the purchase price will be held in escrow for 18 months to satisfy indemnity claims.  We borrowed the funds used to acquire Acquisition Sub with the Credit Facility and Notes described in greater detail below under “Liquidity and Capital Resources”.

We had numerous relationships and related-party transactions with Holdings and its subsidiaries prior to the closing of the Acquisition, including the lease of a storage facility, the subletting of office space, and agreements to operate the TCEP facility and to transport and store feedstock and end products. The closing of the Acquisition eliminated these related-party transactions.  The description of our operations below reflects the closing of the Acquisition, unless otherwise stated or the discussion requires otherwise.

Description of Business Activities:

We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products.  We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users.  We operate in two divisions- the Black Oil division and the Refining and Marketing division. Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to our customers.  We operate a refining facility that uses our proprietary TCEP technology and we also utilize third-party processing facilities.

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

We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 50 million gallons at another location would be approximately $10 to $15 million, which could fluctuate based on throughput capacity.  The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility.

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

Re-Refine Higher Value End Products.  We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher-value end products, including assets or technologies which complement TCEP.  Currently, we are using TCEP to re-refine used oil feedstock into cutterstock for use in the marine fuel market.  We believe that the expansion of our TCEP facilities and continued improvements in our technology, and investments in additional technologies, will enable us to upgrade feedstock into end products, such as lubricating base oil, that command higher market prices than the current re-refined products we produce.

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

In connection with the above elements of our business strategy, in order to further strengthen our foothold in the collection and re-refining business, improve profitability and simplify related party transactions, the Company acquired substantially all of the assets and liabilities of Holdings, effective August 31, 2012, on September 11, 2012 in connection with the Acquisition, described above.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Set forth below are our results of operations for the three months ended March 31, 2013, as compared to the same period in 2012.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenues	$33,254,801	$34,827,939	$(1,573,138)	(5%)

Cost of Revenues	29,785,043	31,942,875	2,157,832	7%

Gross Profit	3,469,758	2,885,064	584,694	20%

Selling, general and administrative expenses	2,258,084	1,194,747	(1,063,337)	(89%)

Income from operations	1,211,674	1,690,317	(478,643)	(28%)

Other Income	25,289	-	25,289	100%
Other Expense	(40,726)	-	(40,726)	(100%)
Interest Expense	(106,140)	(44)	(106,096)	(241,127%)
Total other income (expense)	(121,577)	(44)	(121,533)	(276,211%)

Income before income taxes	1,090,097	1,690,273	(600,176)	(36%)

Income tax expense	(6,502)	(116,000)	109,498	(94%)

Net income	1,083,595	1,574,273	(490,678)	(31%)

Each of our segments’ gross profit during the three months ended March 31, 2013 and 2012 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended March 31,
Black Oil Segment	2013	2012	$ Change	% Change
Total revenue	$24,423,055	$24,160,235	$262,820	1%
Total cost of revenue	$21,560,909	$22,367,745	806,836	4%
Gross profit	$2,862,146	$1,792,490	$1,069,656	60%

Refining and Marketing Segment
Total revenue	$8,831,746	$10,667,704	$(1,835,958)	(17%)
Total cost of revenue	$8,224,134	$9,575,130	1,350,996	14%
Gross profit	$607,612	$1,092,574	$(484,962)	(44%)

Effective for the quarter ended December 31, 2012, we moved the results of operations and related expenses of the TCEP from our Refining and Marketing segment to our Black Oil segment, which we believe more accurately reflects its appropriate segment position in the Company following the Acquisition (described above).  The segment information described in this report and the financials included herein have been retroactively adjusted to reflect such December 31, 2012 change in segment reporting.

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased 5% for the first quarter of 2013, compared to the same period in 2012, due primarily to a decrease in overall commodity prices during the first quarter of 2013, compared to the first quarter of 2012.

Total volume increased 10% and gross profit increased 20% for the three months ended March 31, 2013.  Additionally, our per barrel margin increased 9% relative to the three months ended March 31, 2012.  This increase was a result of decreases in operational expenses related to terminaling, transporting and overall processing costs for all products.

Our Black Oil division’s volume increased approximately 20% during the period ended March 31, 2013 compared to the same period in 2012.  This increase was due to the increased production of product processed through the TCEP process as well as increased volume delivered to third-party re-refiners and fuel oil blenders. Overall volume for the Refining and Marketing division decreased 15% during the three month period ended March 31, 2013 as compared to the same period in 2012.  This division experienced a decrease in production of 50% for its pygas product for the three months ended March 31, 2013, compared to the same period in 2012. The decrease in the overall volume of the Refining and Marketing division and of our pygas product was a result of planned operational turnarounds at two of the supplier facilities from which we receive a large volume of our product.  Our gasoline blendstock increased 44% for the three months ended March 31, 2013, compared to the same period in 2012.  Our fuel oil cutter volumes decreased 9% for the three months ended March 31, 2013 as compared to the same period in 2012.  We experienced a 7% increase in the volume of our TCEP refined product during the three months ended March 31, 2013, compared to the same period in 2012.   In addition, commodity prices decreased approximately 5% for the three months ended March 31, 2013, compared to the same period in 2012. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2013 decreased $10.69 per barrel from a three month average of $107.83 per barrel during the three months ended March 31, 2012 to $97.13 per barrel during the three months ended March 31, 2013.

Overall gross profit increased and our margin per barrel increased approximately 17% for the three months ended March 31, 2013, compared to the quarter ended December 31, 2012.  This margin improvement was a result of increases in commodity prices from the end of the fourth quarter of 2012 to the first quarter of 2013, which was further positively impacted by the Company’s reduction of operating costs during the first quarter of 2013 compared to the quarter ended December 31, 2012.

Our TCEP technology generated revenues of $15,210,497 during the three months ended March 31, 2013, with cost of revenues of $12,505,911, producing a gross profit of $2,704,586.  As discussed above, our margins are impacted by what we are able to pay for raw materials and what we are able to sell our finished products for.    Operating expenses during the three months ended March 31, 2013 decreased 20% as compared to the same period in 2012.  The Company is focused on decreasing overall operating expenses for TCEP during the remainder of fiscal 2013.

The following table sets forth the high and low spot prices during the first three months of 2013 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.25	February 12	$2.78	March 25
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.21	February 15	$2.65	January 11
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$101.02	February 14	$94.21	January 15
NYMEX Crude oil (dollars per barrel)	$97.94	January 30	$90.12	March 4
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first three months of 2012 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.27	February 24	$2.97	January 20
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.41	March 28	$2.71	January 5
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$114.35	March 1	$101.35	January 20
NYMEX Crude oil (dollars per barrel)	$109.74	February 24	$96.36	February 2
Reported in Platt's US Marketscan (Gulf Coast)

We saw a decrease during the first quarter of 2013 in each of the benchmark commodities we track compared to the same period during 2012.

Our margins are a function of the difference between what we are able to pay for raw materials and the market prices for the range of products produced.  The various petroleum products produced are typically a function of Crude Oil indices and are quoted on multiple exchanges such as the New York Mercantile Exchange (“NYMEX”).  These prices are determined by a global market and are subject to external factors over which we have no control, including but not limited to supply/demand, weather, politics, and global/regional inventory levels.  As such, we cannot provide any assurances regarding results of operations for any future periods, as numerous factors outside of our control affect the prices paid for raw materials and the prices (for the most part keyed to the NYMEX) that can be charged for such products.  Additionally, for the near term, results of operations will be subject to further uncertainty, as the global markets and exchanges, including the NYMEX, continue to experience volatility.

            During the three months ended March 31, 2013, gross profit increased 20% from the same period in 2012, primarily due to increases in commodity prices from the fourth quarter 2012 into the first quarter 2013 which change directly impacted the Company as it relates to any inventories being carried over from period to period, and increases in volume.  In addition, during the three month period ended March 31, 2013, the Company also reduced its per barrel operating costs during this period.

We had selling, general and administrative expenses of $2,258,084 for the three months ended March 31, 2013, compared to $1,194,747 from the prior year’s period, an increase of $1,063,337 or 89% from the prior period.  This increase is primarily due to the additional selling, general and administrative expenses generated by the new business lines and additional compensation expenses associated with employees acquired as a result of the Acquisition (described above) which occurred during the month of September 2012 (effective August 31, 2012).

We had net income from operations of $1,211,674 for the three months ended March 31, 2013, compared to net income from operations of $1,690,317 for the three months ended March 31, 2012, a decrease of $478,643 or 28% from the prior year’s period.  The decrease was mainly due to the operational slowdown of product delivered into our Refining and Marketing segment during the three months ending March 31, 2013, as described above.   We anticipate these volumes returning to normal during the balance of 2013.    We had an income tax expense of $6,502 for the three months ended March 31, 2013, compared to an income tax expense of $116,000 for the same period of 2012.  The decrease is due to a greater net benefit in prior year for income taxes, for which the Company has recorded a net deferred asset based on reducing its valuation allowance related to its approximately $34 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

 As our competitors bring new technologies to the marketplace, which will likely enable them to obtain higher values for the finished products created through their technologies from purchased black oil feedstock, they will be able to pay more for feedstock due to the additional value received from their finished product (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock).  If we are not able to continue to refine and improve our technologies and gain efficiencies in the TCEP technology, we could be negatively impacted by the ability of our competitors to bring new processes to market which compete with our processes, as well as their ability to outbid us for feedstock supplies.

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

Set forth below, we have disclosed a quarter-by-quarter summary of our statement of operations and statement of operations by segment information for the quarter ended March 31, 2013, and the fiscal years ended December 31, 2012 and 2011.

	Statement of Operations
	Fiscal 2013	Fiscal 2012				Fiscal 2011
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	33,254,801	32,256,541	36,195,570	31,293,193	34,827,939	31,339,168	30,301,326	27,790,860	20,290,925
Revenue-related parties	-	-	-	-	-	-	-	-	17,978
Total revenue	33,254,801	32,256,541	36,195,570	31,293,193	34,827,939	31,339,168	30,301,326	27,790,860	20,308,903

Cost of revenues	29,785,043	29,290,855	33,011,934	30,542,452	31,942,875	30,034,120	28,268,785	25,325,275	18,038,007

Gross profit	3,469,758	2,965,686	3,183,636	750,741	2,885,064	1,305,048	2,032,541	2,465,585	2,270,896

Selling, general and
administrative expenses	2,258,084	2,413,181	1,610,146	919,227	1,194,747	1,069,221	997,723	1,006,683	1,026,055

Acquisition related expenses	-	101,964	1,154,612	-	-	-	-	-	-

Total selling, general and administrative expenses	2,258,084	2,515,145	2,764,758	919,227	1,194,747	1,069,221	997,723	1,006,683	1,026,055

Income from operations	1,211,674	450,541	418,878	(168,486)	1,690,317	235,827	1,034,818	1,458,902	1,244,841

Other income (expense)
Other income/ (expense)	(15,437)	158	949	633	-	-	-	-	-
Interest expense	(106,140)	(106,348)	(28,972)		(44)	(4,875)	(3,593)	(25,177)	(29,041)
Total other income (expense)	(121,577)	(106,190)	(28,023)	633	(44)	(4,875)	(3,593)	(25,177)	(29,041)

Income before income tax	1,090,097	344,351	390,855	(167,853)	1,690,273	230,952	1,031,225	1,433,725	1,215,800

Income tax expense	(6,502)	(207,000)	1,714,813	8,828	(116,000)	1,887,502	(3,000)	(22,986)	(19,703)

Net income	1,083,595	137,351	2,105,668	(159,025)	1,574,273	2,118,454	1,028,225	1,410,739	1,196,097

Number of weighted average common shares
outstanding:

Basic	17,079,242	12,138,229	12,255,372	10,136,941	9,434,094	8,884,681	9,187,227	8,535,111	8,440,064

Diluted	20,139,182	14,866,134	16,484,023	10,136,941	15,473,017	14,775,339	15,851,393	13,937,618	13,935,781

	Statement of Operations by Segment (UNAUDITED)
	Fiscal 2013	Fiscal 2012				Fiscal 2011
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Black Oil
Revenues	24,423,055	20,660,775	23,107,902	22,308,780	24,160,235	21,182,280	21,109,804	17,151,091	12,906,006

Cost of revenues	21,560,909	18,721,540	22,013,323	22,103,561	22,367,745	20,255,185	19,970,983	15,956,319	12,012,456

Gross profit	2,862,146	1,939,235	1,094,579	205,219	1,792,490	927,095	1,138,821	1,194,772	893,550

Refining & Marketing
Revenues	8,831,746	11,595,766	13,087,668	8,984,413	10,667,704	10,156,888	9,191,522	10,639,769	7,402,897

Cost of revenues	8,224,134	10,569,315	10,998,611	8,438,891	9,575,130	9,778,935	8,297,802	9,368,956	6,025,551

Gross profit	607,612	1,026,451	2,089,057	545,522	1,092,574	377,953	893,720	1,270,813	1,377,346

Liquidity and Capital Resources

The success of our current business operations is not dependent on extensive capital expenditures (although we plan to construct additional TCEP facilities in the future, which will require substantial capital expenditures), but rather on relationships with feedstock suppliers and end-product customers, and on efficient management of overhead costs.   Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations.  The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

We had total assets of $49,338,065 as of March 31, 2013 compared to $49,102,377 at December 31, 2012.  This increase was mainly due to small increases in cash and cash equivalents, accounts receivable and inventory, compared to the year ended December 31, 2012.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales. Included in total assets was net fixed assets of $11,279,296 consisting of five used oil collection branch locations and associated storage facilities and rolling stock (collection and transport trucks), a 19 acre tank terminal storage facility located on the Houston ship-channel, and a small trucking operation; $15,680,721 of intangible assets which represented the value of the purchase of the patents and technology related to the TCEP operation; and $3,515,977 of goodwill (booked in connection with the Acquisition of Holdings).

We had total current liabilities of $12,363,558 as of March 31, 2013, compared to $10,618,563 at December 31, 2012.  This increase was largely due to the increase in our accounts payable during the three months ended March 31, 2013 of $1,771,924, in addition and in connection with the Acquisition, the Company obtained a term loan with Bank of America (described in greater detail below) of which the current portion outstanding at March 31, 2013 was $1,722,400.

We had total liabilities of $27,806,059 as of March 31, 2013, including current liabilities of $12,363,558 and long-term liabilities of $15,442,501, which included $5,834,651 of long-term debt representing amounts due on the Term Note (defined below), line of credit of $4,500,000, representing amounts borrowed under the Revolving Note (defined below), $4,744,850 of contingent consideration relating to the Earn-Out Payments associated with the Acquisition, and $363,000 of deferred federal income tax.

We had working capital of $2,763,513 as of March 31, 2013, compared to working capital of $3,712,745 as of December 31, 2012.  The reduction in working capital from December 31, 2012 to March 31, 2013 is mainly due to the increase in accounts payable, as a result of increased product volumes.

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

On September 11, 2012, we entered into a Credit Agreement with Bank of America, N.A. (the “Lender”) effective as of August 31, 2012, pursuant to which we borrowed $8,500,000 in the form of a term loan, which is evidenced by a Term Note (the “Term Note”) , and the Lender agreed to provide us with an additional $10,000,000 revolving credit facility (the “Credit Facility”), which is evidenced by a Revolving Note (the “Revolving Note”, and together with the Term Note, the “Notes”).

Pursuant to the Credit Agreement, we can request loans from time to time under the Credit Facility, subject to the terms and conditions of the Credit Agreement, provided that the total amount loaned pursuant to the Credit Facility cannot exceed the lesser of (a) $10,000,000 and (b) an amount equal to the total of (i) 80% of our accounts in which Lender has a first-priority perfected security interest; (ii) 80% of our finished-goods inventory in which Lender holds a first-priority perfected security interest, in each case subject to the terms and conditions of the Credit Agreement.

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

The Credit Agreement includes customary events of default for facilities of similar nature and size as the Credit Agreement and also provides that an event of default occurs if (i) Benjamin P. Cowart, our Chief Executive Officer, President, Chairman of the Board and largest shareholder, ceases to be actively involved in our day-to-day management or operation or if Mr. Cowart ceases to own and control at least 25% of our equity interests; (ii) we cease at any time to own and control 100% of the Transferred Partnerships acquired pursuant to the closing of the Acquisition; Vertex II GP, LLC (“Vertex GP”), a wholly-owned subsidiary of the Company, formed for the purpose of the transaction, ceases to be the sole general partner of the Transferred Partnerships; (iii) an agreement, letter of intent, or agreement in principle is executed with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, could reasonably be expected to result in either (i) or (ii), above; or (iv) a default occurs under the lease agreement for certain premises leased by CMT.

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

On September 11, 2012, we borrowed a total of $8.5 million under the Term Note and $8.75 million under the Revolving Note, the majority of which funds have been used to pay Holdings the cash portion of the Purchase Price due in connection with the closing of the Acquisition, as described in greater detail above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Acquisition,” and to pay fees and costs associated with the closing of the Acquisition.

As of March 31, 2013, the Revolving Note had a balance of $4,500,000 and the Term Note had a balance of $7,508,333.

In February 2013, the Lender agreed to lease the Company up to $1,025,000 of equipment to enhance the TCEP operation. Monthly payments will be fixed for the sixty month duration of the lease at $13,328 per month.  The lease also provides an early buy-out right for the Company and a right for the Company to extend the lease at the end of its term.

Our re-refining business will require significant capital to design and construct any new facilities other than the existing facility in Baytown, Texas.  We currently estimate that the cost to construct a new, fully functional full-scale commercial process at another location would be approximately $2.5 to $15.0 million, based on throughput capacity.  The facility infrastructure would be an additional capitalized expenditure to these proposed process costs and would depend on the location and site specifics of the facility.

Management believes that our financing arrangements, in addition to projected earnings, will provide sufficient liquidity to fund our operations for the foreseeable future, although we may seek additional financing to fund acquisitions or other development in the future.

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

We believe that our stock prices (bid, ask and closing prices) may not relate to the actual value of our company, and may not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in our common stock, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.

Cash flows for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended March 31,
	2013	2012

Beginning cash and cash equivalents	$807,940	$675,188

Net cash provided by (used in):
Operating activities	3,139,419	3,648,694
Investing activities	93,207	(61,610)
Financing activities	(2,723,735)	34,187

Net increase in cash and cash equivalents	508,891	3,621,271

Ending cash and cash equivalents	$1,316,831	$4,296,459

Operating activities provided cash of $3,139,419 for the three months ended March 31, 2013 as compared to $3,648,694 of cash being provided during the corresponding period in 2012.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under Credit Facility, Notes and Lease Line of Credit with Bank of America, as described above.  The primary reasons for the decrease in cash provided by operating activities are related to the net income of $1,083,595, compared to $1,574,273 in the corresponding period during 2012, the increase in accounts receivable of $222,270 (compared to $565,497 in the prior period), the increase in inventory of $37,871 (compared to $549,934 in the prior period) and the increase in prepaid expenses of $26,731 (compared to a decrease of $27,775 in the prior period), for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, offset by increases in depreciation and amortization of $532,718 and $48,054, in non-cash expense related to stock compensation expenses for the three months ended March 31, 2013.

Investing activities provided cash of $93,207 for the three months ended March 31, 2013 as compared to having used $61,610 during the corresponding period in 2012.  Investing activities for the three months ended March 31, 2013 are comprised of $34,122 in cash payments used to purchase miscellaneous operating assets and a used oil collection customer base, $548,229 used to purchase fixed assets, and a $675,558 refund of a prior year asset acquisition.

Financing activities used cash of $2,723,735 for the three months ended March 31, 2013 as compared to having provided $34,187 of cash during the corresponding period in 2012.  Financing activities for the three months ended March 31, 2013 are comprised of $2,250,000 and $473,735 in cash payments towards the repayment of the line of credit and notes.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2012, the Company had utilized approximately $8.1 million of these NOLs leaving approximately $33.9 million of potential NOLs of which we expect to utilize approximately $1.09 million for the three months ended March 31, 2013.  The Company recorded a change in the valuation allowance as of March 31, 2013 for approximately $370,000.

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

Stock- Based Compensation

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets at the dates of acquisition. Goodwill is reviewed at least annually to assess the carrying value of goodwill associated with each of its distinct business units that comprise its business segments of the Company to determine if impairment in value has occurred

Income Taxes

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

In December 2011, the provisions of ASC Topic 210, “Balance Sheet,” were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position.  The guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement.  These provisions are effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this guidance effective January 1, 2013 did not affect our financial position or results of operations, but may result in additional disclosures.

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

The total amount of damages claimed by Buffalo as to all parties is approximately $10,000,000.  While the Company believes that Buffalo’s claims are without merit, any damages awarded would be reduced by the percentage of negligence of all other parties, including Buffalo. The Company has engaged legal counsel in the matter and filed an answer to the complaint denying Buffalo’s allegations.  Currently, the Company's defense is being provided through its General Liability Insurance Policy carrier under a reservation of rights letter.  While the parties are currently in negotiations regarding a potential settlement of the claims, at this stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty. In the event the matter is not settled, the Company intends to continue to vigorously defend itself against Buffalo’s claims.

We are not currently involved in legal proceedings, other than the complaint described above, that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations other than as described above. We may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 21, 2013, and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, a total of 83,968 shares of the Company's Series A Preferred Stock were converted into 83,968 shares of our common stock on a one-for-one basis.  Additionally, warrants to purchase 175,000 shares of the Company's common stock were exercised for a net of 102,484 shares of common stock (when adjusting for a cashless exercise of such warrants and the payment, in shares of common stock, of an aggregate exercise price of $256,250 in connection with such exercise) and 102,484 shares of common stock were issued to the warrant holders in connection with such exercises; and options to purchase 35,000 shares of common stock were exercised for a net of 24,085 shares of common stock (when adjusting for a cashless exercise of such options and the payment, in shares of common stock, of an aggregate exercise price of $39,500 in connection with such exercises) and 24,085 shares of common stock were issued to the option holders in connection with such exercises.

Subsequent to March 31, 2013, a total of 59,875 shares of the Company’s Series A Preferred Stock were converted into 59,875 shares of the Company’s common stock on a one-for-one basis; warrants to purchase 250,000 shares of the Company’s common stock were exercised for a net of 105,955 shares of common stock (when adjusting for a cashless exercise of such warrants and the payment, in shares of common stock, of an aggregate exercise price of $437,500 in connection with such exercise) and 105,955 shares of common stock were issued to the warrant holders in connection with such exercises; and options to purchase 55,000 shares of the Company’s common stock were exercised for a net of 43,520 shares of common stock (when adjusting for a cashless exercise of such options and the payment, in shares of common stock, of an aggregate exercise price of $36,000 in connection with such exercise) and 43,520 shares of common stock were issued to the option holder in connection with such exercises.

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
        See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: May 6, 2013	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2013	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/12	000-53619

2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/12	000-53619

3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.		8-K/A	3.1	6/26/09	000-53619

3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.		8-K	3.1	7/16/10	000-53619

3.3	Bylaws of Vertex Energy, Inc.		8-K/A	3.4	6/26/09	000-53619

10.1(+)	Tolling (Processing) Agreement with KMTEX effective July 1, 2009		10-K	10.14	12/31/04	000-53619

10.2	Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	8-K	10.1	9/12/12	000-53619

10.3	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.2	9/12/12	000-53619

10.4	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.3	9/12/12	000-53619

10.5	Security Agreement with Bank of America, N.A. dated August 31, 2012	8-K	10.4	9/12/12	000-53619

10.6	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.5	9/12/12	000-53619

10.7	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	10-Q	10.18	9/30/12	000-53619

10.8	Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***	10-Q	10.19	9/30/12	000-53619

10.9	Waiver and Second Amendment to Credit Agreement with Bank of America, N.A. (January 2013)		10-K	10.30	12/31/12	001-11476

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

99.1	Glossary of Selected Terms		10-K	99.1	12/31/12	001-11476

101.INS++	XBRL Instance Document	X

101.SCH++	XBRL Taxonomy Extension Schema Document	X

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X

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