Form 10-Q
period 2013-06-30
Vertex Energy Inc.
filed 2013-08-14
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 17,685,651 shares of common stock issued and outstanding as of August 3, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.

CONTENTS TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations (unaudited)	F-2

Consolidated Statements of Cash Flows (unaudited)	F-3

Notes to Consolidated Financial Statements (unaudited)	F-4

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$297,228	$807,940
Accounts receivable, net	8,091,270	7,160,780
Inventory	9,335,326	5,870,121
Prepaid expenses	537,918	492,467
Total current assets	18,261,742	14,331,308

Noncurrent assets
Fixed assets, net	11,527,210	11,617,368
Intangible assets, net	15,358,746	15,934,724
Goodwill	3,515,977	3,515,977
Deferred federal income taxes	3,746,000	3,703,000
Total noncurrent assets	34,147,933	34,771,069

TOTAL ASSETS	$52,409,675	$49,102,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$12,538,573	$8,869,234
Current portion of long-term debt	1,714,442	1,749,329
Total current liabilities	14,253,015	10,618,563

Long-term liabilities
Long-term debt	5,393,471	6,281,457
Contingent consideration	2,861,000	4,711,000
Line of credit	6,000,000	6,750,000
Deferred federal income tax	395,000	341,000
Total liabilities	28,902,486	28,702,020

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 1,345,220 and 1,512,891 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,345	1,513
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 17,670,651 and 16,965,464 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	17,671	16,965
Additional paid-in capital	10,850,774	10,719,345
Retained earnings	12,637,399	9,662,534
Total stockholders’ equity	23,507,189	20,400,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,409,675	$49,102,377

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$35,111,402	$31,293,193	$68,366,204	$66,121,132

Cost of revenues	32,556,738	30,542,452	62,341,782	62,485,327

Gross profit	2,554,664	750,741	6,024,422	3,635,805

Reduction of contingent liability	(1,850,000)	-	(1,850,000)	-
Selling, general and administrative expenses	2,395,745	919,227	4,653,829	2,113,974

Income (loss) from operations	2,008,919	(168,486)	3,220,593	1,521,831

Other income (expense)
Other income	7,598	633	32,888	633
Other expense	-	-	(40,726)	-
Interest expense	(112,999)	-	(219,139)	(44)
Total other income (expense)	(105,401)	633	(226,977)	589

Income (loss) before income tax	1,903,518	(167,853)	2,993,616	1,522,420

Income tax (expense) benefit	(12,248)	8,828	(18,751)	(107,172)

Net income (loss)	$1,891,270	$(159,025)	$2,974,865	$1,415,248

Earnings (loss) per common share
Basic	$0.11	$(0.02)	$0.17	$0.14
Diluted	$0.10	$(0.02)	$0.15	$0.10

Shares used in computing earnings (loss) per share
Basic	17,409,034	10,136,941	17,243,762	9,781,851
Diluted	19,887,288	10,136,941	19,798,988	14,204,958

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Six Months Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities
Net income	$2,974,865	$1,415,248
Adjustments to reconcile net income to cash
provided by operating activities
Stock-based compensation expense	94,466	85,172
Depreciation and amortization	1,069,035	82,019
Deferred federal income tax	11,000	82,000
Reduction of contingent liability	(1,850,000)	-
Changes in assets and liabilities
Accounts receivable	(930,490)	1,657,162
Accounts receivable- related parties	-	2,259
Inventory	(3,465,205)	(194,799)
Prepaid expenses	(45,451)	(177,819)
Accounts payable	3,669,339	768,469
Accounts payable-related parties	-	127,302
Deposits	-	(235,557)
Net cash provided by operating activities	1,527,559	3,611,456

Cash flows from investing activities
Purchase of intangible assets	-	(183,558)
Acquisition, net	(67,972)	-
Refund of asset acquisition	675,558	-
Purchase of fixed assets	(1,010,485)	(6,330)
Net cash used in investing activities	(402,899)	(189,888)

Cash flows from financing activities
Line of credit payments, net	(750,000)	-
Payments on notes payable	(922,873)	-
Proceeds from exercise of common stock warrants	37,501	80,687
Net cash provided by (used in) financing activities	(1,635,372)	80,687

Net increase (decrease) in cash and cash equivalents	(510,712)	3,502,255

Cash and cash equivalents at beginning of the period	807,940	675,188

Cash and cash equivalents at end of period	$297,228	$4,177,443

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$199,737	$44
Cash paid for income taxes during the period	$21,249	$17,172

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$168	$1,216

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

NOTE 2.  RELATED PARTIES

Prior to the Company’s September 11, 2012 (effective August 31, 2012) acquisition of a special purpose entity which owned substantially all of the assets and liabilities of Vertex Holdings, L.P., formerly Vertex Energy, L.P. (also defined herein as the “Partnership” or “Vertex LP” relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants and certain real-estate properties owned by a related party associated with such operations (the “Acquisition” as discussed in greater detail in the Form 10-K),  the Company had numerous transactions with the Partnership, including the lease of the Partnership’s storage facility, subletting of office space, transportation of feedstock to re-refiners and the Company’s storage facility, and delivery from the Company’s re-refinery to end customers. The pricing under these contracts was with certain wholly-owned subsidiaries of the Partnership and was priced at market, and reviewed periodically from time to time by the Board of Director’s Related Party Transaction committee.  The Related Party Transaction committee includes at least two independent directors and will review and pre-approve any and all related party transactions.

The consolidated financial statements include inventory purchases from related parties of $0 and $7,381,179 for the six months ended June 30, 2013 and 2012, respectively. The Company also incurred process costs of $0 and $3,858,699 for the six months ended June 30, 2013 and 2012, respectively.  The costs arose from the Thermal Chemical Extraction Process (“TCEP”) operating agreement with CMT (which entity was acquired as part of the Acquisition), whereby we paid up to $0.40 per gallon of processing costs.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

NOTE 3.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At June 30, 2013 and 2012 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2013		2012
	% of	% of	% of	% of
	Revenues	Receivables	Revenues	Receivables
Customer 1	54%	40%	10%	17%
Customer 2	10%	30%	10%	0%
Customer 3	6%	0%	13%	17%
Customer 4	3%	12%	3%	0%
Customer 5	0%	0%	44%	35%

The Company purchases goods and services from one company that represented 12%  of total purchases for the six months ended June 30, 2013 and  two companies that represented 11% and 11% for the six months ended June 30, 2012, respectively.

The Company has had various debt facilities available for use, of which there was $13,083,333 and $14,683,333 outstanding as of June 30, 2013 and  December 31, 2012, respectively. See Note 4 for further details.

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

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2012, the Company had utilized approximately $8.1 million of these NOLs leaving approximately $33.9 million of potential NOLs of which we expect to utilize approximately $1.1 million for the six months ended June 30, 2013.  The Company recorded a change in valuation allowance for the six months ended June 30, 2013 for approximately $370,000.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

NOTE 4. NOTES PAYABLE

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and to provide the Company with an additional $10,000,000 in the form of a revolving line of credit, to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on August 31, 2014.  The balance on the revolving line of credit was $6,000,000 at June 30, 2013.

Amounts borrowed under the term note bear interest at the option of the Company of either the lender's prime commercial lending rate then in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the term note is due and payable monthly in arrears and all amounts outstanding under the term note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,667 are due and payable on the term note monthly in arrears on the last day of each month and continuing until the maturity date. The balance of the term loan was $7,083,333 at June 30, 2013.

The financing arrangement discussed above is secured by all of the assets of the Company.  The loan contains certain restrictive covenants including a Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.25 to 1.00, and a Senior Funded Debt to EBITDA Ratio, as defined in the agreement, not to exceed 2.00 to 1.00. A tangible net worth requirement was included in the credit agreement in error. This requirement was waived and the credit agreement was amended in January 2013. The Company was in compliance with all aspects of the agreement or has obtained waivers at June 30, 2013.

NOTE 5. STOCK-BASED COMPENSATION

Stock-based compensation expense was $94,466 and $85,172 for the six months ended June 30, 2013 and 2012, respectively, for options previously awarded by the Company.

Stock option activity for the six months ended June 30, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2012	2,939,167	$5.70	6.50	$1,144,024
Options previously expired	196,667	1.02	-	34,152
Options forfeited	(70,000)	(1.33)	-	(35,554)
Options exercised	(290,000)	(.61)	-	(101,538)
Outstanding at June 30, 2013	2,775 ,834	$6.01	6.05	$1,041,084

Vested at June 30, 2013	2,165,834	$7.16	5.52	$633,977
Exercisable at June 30, 2013	2,165,834	$7.16	5.52	$633,977

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

A summary of the Company’s stock warrant activity and related information for the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2012	1,163,308	$12.37	0.40	$128,889
Warrants exercised	(625,000)	(1.65)	-	(93,160)
Warrants cancelled/forfeited/expired	(524,975)	(25.38)	-	(30,029)
Warrants at June 30, 2013	13,333	$2.27	2.16	$5,700

Vested at June 30, 2013	7,083	$2.72	2.07	$2,900

Exercisable at June 30, 2013	7,083	$2.72	2.07	$2,900

NOTE 6. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the six months ended June 30, 2013 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the six months ended June 30, 2013 does not include options to purchase 1,571,662 shares and warrants to purchase 13,499 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the six months ended June 30, 2013 and 2012:

	2013	2012
Basic Earnings per Share
Numerator:
Net income available to common shareholders	$2,974,865	$1,415,248
Denominator:
Weighted-average shares outstanding	17,243,762	9,781,851

Basic earnings per share	$0.17	$0.14

Diluted Earnings per Share
Numerator:
Net income available to common shareholders	$2,974,865	$1,415,248
Denominator:
Weighted-average shares outstanding	17,243,762	9,781,851
Effect of dilutive securities
Stock options and warrants	1,210,007	1,211,779
Preferred stock	1,345,220	3,211,328
Diluted weighted-average shares outstanding	19,798,989	14,204,958

Diluted earnings per share	$0.15	$0.10

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2013, there were 17,670,651 common shares issued and outstanding.

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

During the six months ending June 30, 2013 there were 167,671 shares of the Company's Series A Preferred Stock converted into 167,671 shares of  the Company's common stock; warrants to purchase 625,000 shares of the Company's common stock were exercised for a net of 303,763 shares of common stock (when adjusting for a cashless exercise of such warrants and the payment, in shares of common stock ($993,750) and cash ($37,500),  of an aggregate exercise price of $1,031,250 in connection with such exercises) and 303,763 shares of common stock were issued to the warrant holders in connection with such exercises; and options to purchase 290,000 shares of common stock were exercised for a net of 233,753 shares of common stock (when adjusting for a cashless exercise of such options and the payment, in shares of common stock, of an aggregate exercise price of $175,500 in connection with such exercises) and 233,753 shares of common stock were issued to the option holder in connection with such exercises.

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of June 30, 2013, there were 1,345,220 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

NOTE 9.  ACQUISITION

On January 1, 2013, the Company purchased two trucks, miscellaneous operating assets and a used oil collection customer base from a used oil collection company in the Houston, Texas area.  The Company paid $123,845 for the business and had consideration of $33,850 due contingent on this customer base producing a specified number of gallons per month for three months. On April 17, 2013, $26,258 was paid for the collected gallons and all obligations in connection with the acquisition were satisfied.  The portion of the acquired company was immediately integrated into the Company's operations.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the six months ended June 30, 2013 and 2012 is as follows:

SIX MONTHS ENDED JUNE 30, 2013

		Refining &
	Black Oil	Marketing	Total
Revenues	$45,300,254	$23,065,950	$68,366,204

Net income from operations	$2,118,396	$1,102,197	$3,220,593

Total Assets	$44,458,742	$7,950,933	$52,409,675

SIX MONTHS ENDED JUNE 30, 2012

		Refining &
	Black Oil	Marketing	Total
Revenues	$46,469,015	$19,652,117	$66,121,132

Net income from operations	$706,749	$815,082	$1,521,831

THREE MONTHS ENDED JUNE 30, 2013

		Refining &
	Black Oil	Marketing	Total
Revenues	$20,877,198	$14,234,204	$35,111,402

Net income from operations	$1,045,077	$963,842	$2,008,919

THREE MONTHS ENDED JUNE 30, 2012

		Refining &
	Black Oil	Marketing	Total
Revenues	$22,308,780	$8,984,413	$31,293,193

Net income (loss) from operations	$(403,789)	$235,303	$(168,486)

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

NOTE 11. CONTINGENT CONSIDERATION

As part of the consideration paid related to the Acquisition of Vertex Holdings, L.P., if certain earnings targets are met the Company has to pay the seller approximately $2,233,000 annually in each of 2013, 2014 and 2015. As of June 30, 2013, it has been determined that the 2013 earnings target will not be met and the contingent consideration has been reduced by $1,850,000, which represents the discounted cash flow for year one.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to June 30, 2013, options to purchase 15,000 shares of the Company's common stock were exercised for cash proceeds of $12,750 and 15,000 shares of common stock were issued to the option holders in connection with such exercises.

Subsequent to June 30, 2013, the available credit on the Line of Credit is $10,000,000. As of August 13, 2013, the outstanding balance drawn on the line of credit is $7,500,000 leaving an available balance for draw downs of $2,500,000.

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

Finally, as a result of the Merger, as the successor entity of World Waste, we assumed World Waste’s filing obligations with the Securities and Exchange Commission and our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “VTNR.OB” effective May 4, 2009.  Subsequently, effective February 13, 2013, our common stock began trading on the NASDAQ Capital Market under the symbol “VTNR”.

Material Acquisition

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

We paid the following consideration for 100% of the equity interests in Acquisition Sub (the “Purchase Price”): (i) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 million restricted shares of our common stock; and (ii) to B&S LP, $1.7 million cash consideration, representing the appraised value of certain real estate contributed by B&S LP to Acquisition Sub.  Additionally, for each of the three one-year periods following September 11, 2012, the closing date of the transaction, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate (the “Earn-Out Payments”), contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods. As of June 30, 2013, it has been determined that the 2013 earnings target will not be met and the contingent consideration has been reduced by $1,850,000, which represents the discounted cash flow for year one. A total of $1.0 million of the purchase price will be held in escrow for 18 months to satisfy indemnity claims.  We borrowed the funds used to acquire Acquisition Sub with the Credit Facility and Notes described in greater detail below under “Liquidity and Capital Resources”.

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

Description of Business Activities:

We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products.  We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users.  We operate in two divisions - the Black Oil division and the Refining and Marketing division. Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to our customers.  We operate a refining facility that uses our proprietary TCEP technology and we also utilize third-party processing facilities.

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

 We manage the logistics of transport, storage and delivery of used oil to our customers.   We own a fleet of seven transportation trucks and more than 90 aboveground storage tanks with over 4.5 million gallons of storage capacity.  These assets are used by both the Black Oil Division and the Refining and Marketing Division.  In addition, we also utilize third parties for the transportation and storage of used oil feedstocks.  Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge.  In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil.  We also use our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Set forth below are our results of operations for the three months ended June 30, 2013, as compared to the same period in 2012.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Revenues	$35,111,402	$31,293,193	$3,818,209	12%

Cost of Revenues	32,556,738	30,542,452	(2,014,286)	(7%)

Gross Profit	2,554,664	750,741	1,803,923	240%

Reduction of contingent liability	(1,850,000)	-	(1,850,000)	-

Selling, general and administrative expenses	2,395,745	919,227	(1,476,518)	(161%)

Income (loss) from operations	2,008,919	(168,486)	2,177,405	1,292%

Other Income (expense)
Interest Income	7,598	633	6,965	110%
Interest Expense	(112,999)	-	(112,999)	-
Total other income (expense)	(105,401)	633	(106,034)	(16,751%)

Income before income taxes	1,903,518	(167,853)	2,071,371	1,234%

Income tax (expense) benefit	(12,248)	8,828	(21,076)	(239%)

Net income (loss)	$1,891,270	$(159,025)	$2,050,295	(1,289%)

Each of our segments’ gross profit during the three months ended June 30, 2013 and 2012 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended June 30,
Black Oil Segment	2013	2012	$ Change	% Change
Total revenue	$20,877,198	$22,308,780	$(1,431,582)	(6%)
Total cost of revenue	19,731,783	22,103,561	2,371,778	11%
Gross profit	$1,145,415	$205,219	$940,196	458%

Refining Segment
Total revenue	$14,234,204	$8,984,413	$5,249,791	58%
Total cost of revenue	12,824,955	8,438,891	(4,386,064)	(52%)
Gross profit	$1,409,249	$545,522	$863,727	158%

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

Total revenues increased 12% for the second quarter of 2013, compared to the same period in 2012, due primarily to an increase in overall volume of product sold during the second quarter of 2013, compared to the second quarter of 2012.

Total volume increased 19% and gross profit increased 240% for the three months ended June 30, 2013 compared to 2012.  Additionally, our per barrel margin increased 185% relative to the three months ended June 30, 2012.  This increase was a result of decreases in operational expenses related to terminaling, transporting and overall processing costs for all products.

Our Black Oil division’s volume increased approximately 8% during the period ended June 30, 2013 compared to the same period in 2012.  This increase was due to the increased volume delivered to third-party re-refiners and fuel oil blenders. Overall volume for the Refining and Marketing division increased 48% during the three month period ended June 30, 2013 as compared to the same period in 2012.  This division experienced an increase in production of 93% for its pygas product for the three months ended June 30, 2013, compared to the same period in 2012. The increase in the overall volume of the Refining and Marketing division and of our pygas product was a result of planned operational turnarounds at two of the supplier facilities from which we receive a large volume of our product during the first quarter of 2013 which came back on-line during the second quarter of 2013.  Our gasoline blendstock increased 52% for the three months ended June 30, 2013, compared to the same period in 2012.  Our fuel oil cutter volumes increased 23% for the three months ended June 30, 2013 as compared to the same period in 2012.  We experienced an 8% decrease in the volume of our TCEP refined product during the three months ended June 30, 2013, compared to the same period in 2012.  Which was impacted due to downtime at the facility related to the implementation of process changes designed to increase production and reduce costs in the future. In addition, commodity prices decreased approximately 7% for the three months ended June 30, 2013, compared to the same period in 2012. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2013 decreased $7.14 per barrel from a three month average of $97.99 per barrel during the three months ended June 30, 2012 to $90.85 per barrel during the three months ended June 30, 2013.

Overall gross profit decreased and our margin per barrel decreased approximately 30% for the three months ended June 30, 2013, compared to the quarter ended March 31, 2013.  This margin reduction was a result of changes in market values for the finished TCEP product as well as operational delays resulting in lower quality finished product during the implementation stage of our recent TCEP enhancements which further lowered the value of our finished product going out to market.  In addition due to operational enhancements, the Company had to sell more product through channels other than through TCEP, which creates higher value and margins for the Company.  We believe these challenges have been worked through and positive results will be seen in the upcoming quarters from these investments and changes in operations.

Our TCEP technology generated revenues of $10,220,749 during the three months ended June 30, 2013, with cost of revenues of $9,677,338, producing a gross profit of $543,411.  The per barrel margin for our TCEP product was down 17% as compared to the average margin during the previous four quarters.  This decrease was a result of two key components. First a market decrease in the value of our finished product based on current market supply and demand and second, we incurred increased operating costs due to the expansion of, and improvements being made to, our TCEP facility, which caused certain operational inefficiencies and disruptions during the second quarter of 2013.

The following table sets forth the high and low spot prices during the first six months of 2013 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.25	February 12	$2.57	April 17
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.21	February 15	$2.58	June 28
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$101.02	February 14	$87.49	April 17
NYMEX Crude oil (dollars per barrel)	$98.44	June 18	$86.68	April 17
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first six months of 2012 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.27	February 24	$2.54	June 28
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.43	April 2	$2.49	June 28
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$114.35	March 1	$82.60	June 21
NYMEX Crude oil (dollars per barrel)	$109.74	February 24	$77.69	June 28
Reported in Platt's US Marketscan (Gulf Coast)

We saw a decrease during the first six months of 2013 in each of the benchmark commodities we track compared to the same period during 2012.

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

            During the three months ended June 30, 2013, gross profit increased 240% from the same period in 2012, primarily due to increases in volumes, as well as the Acquisition, which created efficiencies that enabled the Company to increase its margins.

We had selling, general and administrative expenses of $2,395,745 for the three months ended June 30, 2013, compared to $919,227 from the prior year’s period, an increase of $1,476,518 or 161% from the prior period.  This increase is primarily due to the additional selling, general and administrative expenses generated by the new business lines and additional compensation expenses associated with employees acquired as a result of the Acquisition (described above) which occurred during the month of September 2012 (effective August 31, 2012).

It was determined that the Company’s 2013 earnings target for the first year of the Earn-Out Payments associated with the Acquisition (described above) would not be met and the liability was adjusted by $1,850,000 as of June 30, 2013, to represent the discounted cash flow for such year one target.

We had net income from operations of $2,008,919 for the three months ended June 30, 2013, compared to a net loss from operations of $168,486 for the three months ended June 30, 2012, an increase of $2,177,405 or 1,292% from the prior year’s period.  The increase was mainly due to increased volumes and revenues during the three month period ended June 30, 2013. The reduction of the contingent liability related to the Acquisition contributed $1,850,000 to income from operations. The increase in income from operations was offset by our cost of operations increasing due to the operational enhancements and improvements related to TCEP, which implementation began April 1, 2013 and subsequent operational challenges and setbacks which created a slowdown of product being produced, as well as production of a lower quality product, during such period.  We anticipate these volumes and the quality of product we produce to return to previous levels during the balance of 2013.  Additionally, market factors reduced the market value of our finished product by approximately 4% during the quarter ended June 30, 2013.  We had an income tax expense of $12,248 for the three months ended June 30, 2013, compared to an income tax benefit of $8,828 for the same period of 2012.  The decrease is due to a benefit for income taxes, for which the Company has recorded a net deferred asset based on reducing its valuation allowance related to its approximately $33 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

We had net income of $1,891,270 for the three months ended June 30, 2013, compared to a net loss of $159,025 for the three months ended June 30, 2012, an increase in net income of $2,050,295 or 1,289% from the prior period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

Set forth below are our results of operations for the six months ended June 30, 2013, as compared to the same period in 2012.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Revenues	$68,366,204	$66,121,132	$2,245,072	3%

Cost of Revenues	62,341,782	62,485,327	143,545	<1%

Gross Profit	6,024,422	3,635,805	2,388,617	66%

Reduction of contingent liability	(1,850,000)	-	1,850,000	-

Selling, general and administrative expenses	4,653,829	2,113,974	(2,539,855)	(120%)

Income from operations	3,220,593	1,521,831	1,698,762	112%

Other Income	32,888	633	32,255	5,096%
Other expense	(40,726)	-	(40,726)	-
Interest Expense	(219,139)	(44)	(219,095)	(497,943%)
Total other income (expense)	(226,977)	589	(227,566)	(38,636%)

Income before income taxes	2,993,616	1,522,420	1,471,196	97%

Income tax (expense) benefit	(18,751)	(107,172)	(88,421)	(83%)

Net income	$2,974,865	$1,415,248	$(1,559,617)	(110%)

Each of our segments’ gross profit during the six months ended June 30, 2013 and 2012 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Six Months Ended June 30,
Black Oil Segment	2013	2012	$ Change	% Change
Total revenue	$45,300,254	$46,469,015	$(1,168,761)	(3%)
Total cost of revenue	41,292,693	44,471,306	3,178,613	7%
Gross profit	$4,007,561	$1,997,709	$2,009,852	101%

Refining Segment
Total revenue	$23,065,950	$19,652,117	$3,413,833	17%
Total cost of revenue	21,049,089	18,014,021	(3,035,068)	(17%)
Gross profit	$2,016,861	$1,638,096	$378,765	23%

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

Total revenues increased 3% for the six months ended June 30, 2013, compared to the same period in 2012, due primarily to an increase in overall volume of product sold during the six months ended June 30, 2013, compared to the same period of 2012.

Total volume increased 14% and gross profit increased 66% for the six months ended June 30, 2013 compared to 2012.  Additionally, our per barrel margin increased 44% relative to the six months ended June 30, 2012.  This increase was a result of decreases in operational expenses related to terminaling, transporting and overall processing costs for all products.

Our Black Oil division’s volume increased approximately 30% during the six month period ended June 30, 2013 compared to the same period in 2012.  This increase was due to the increased volume delivered to third-party re-refiners and fuel oil blenders. Overall volume for the Refining and Marketing division increased 16% during the six month period ended June 30, 2013 as compared to the same period in 2012.  This division experienced an increase in production of 48% for its gasoline blendstock product for the six months ended June 30, 2013, compared to the same period in 2012.  Our fuel oil cutter volumes increased 9% for the six months ended June 30, 2013, compared to the same period in 2012.  Our pygas volumes were relatively flat for the six months ended June 30, 2013 as compared to the same period in 2012.  The volume of our TCEP refined product for the six months ended June 30, 2013, was relatively unchanged compared to the same period in 2012.   In addition, commodity prices decreased approximately 9% for the six months ended June 30, 2013, compared to the same period in 2012. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the six months ended June 30, 2013 decreased $8.92 per barrel from a six month average of $102.91 per barrel during the six months ended June 30, 2012 to $93.99 per barrel during the six months ended June 30, 2013.

Our TCEP technology generated revenues of $25,431,246 during the six months ended June 30, 2013, with cost of revenues of $22,196,097, producing a gross profit of $3,235,149.  The per barrel margin for our TCEP product was up 407% as compared to the same period during 2012.  This increase was a result of the Acquisition (described above) which was completed effective in August 2012, which helped to reduce certain transportation and terminaling costs related to our products, as well as now benefiting us through the collection of lower cost oil at the H&H branches.

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

            During the six months ended June 30, 2013, gross profit increased 66% from the same period in 2012, primarily due to increases in in volumes, as well as the Acquisition, which created efficiencies that enabled the Company to increase its margins.

We had selling, general and administrative expenses of $4,653,829 for the six months ended June 30, 2013, compared to $2,113,974 from the prior year’s period, an increase of $2,539,855 or 120% from the prior period.  This increase is primarily due to the additional selling, general and administrative expenses generated by the new business lines and additional compensation expenses associated with employees acquired as a result of the Acquisition (described above) which occurred during the month of September 2012 (effective August 31, 2012).

It was determined that the Company’s 2013 earnings target for the first year of the Earn-Out Payments associated with the Acquisition (described above) would not be met and the liability was adjusted by $1,850,000 as of June 30, 2013, which represented the discounted cash flow for such year one target.

We had net income from operations of $3,220,593 for the six months ended June 30, 2013, compared to net income from operations of $1,521,831 for the six months ended June 30, 2012, an increase of $1,698,762 or 112% from the prior year’s period.  The increase was mainly due to increased volumes and revenues during the six month period ended June 30, 2013. The reduction of the contingent liability related to the Acquisition contributed $1,850,000 to income from operations. Our cost of operations increased due to the operational enhancements and improvements related to TCEP, which implementation began April 1, 2013 and subsequent operational challenges and setbacks which created a slowdown of product being produced, as well as production of a lower quality product, during such period.  We anticipate these volumes and the quality of product we produce to return to previous levels during the balance of 2013.  Additionally, market factors reduced the market value of our finished product by approximately 14% during the quarter ended June 30, 2013.  We had an income tax expense of $18,751 for the six months ended June 30, 2013, compared to an income tax expense of $107,172 for the same period of 2012.  The decrease in income tax expense is due to a benefit for income taxes, for which the Company has recorded a net deferred asset based on reducing its valuation allowance related to its approximately $36 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

We had net income of $2,974,865 for the six months ended June 30, 2013, compared to net income of $1,415,248 for the six months ended June 30, 2012, an increase in net income of $1,559,617 or 110% from the prior period.

Set forth below, we have disclosed a quarter-by-quarter summary of our statement of operations and statement of operations by segment information for the quarters ended June 30, 2013 and March 31, 2013, and the fiscal years ended December 31, 2012 and 2011.

	Statement of Operations
	Fiscal 2013		Fiscal 2012				Fiscal 2011
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$35,111,402	$33,254,801	$32,256,541	$36,195,570	$31,293,193	$34,827,939	$31,339,168	$30,301,326	$27,790,860	$20,290,925
Revenue-related parties	-	-	-	-	-	-	-	-	-	17,978
Total revenue	35,111,402	33,254,801	32,256,541	36,195,570	31,293,193	34,827,939	31,339,168	30,301,326	27,790,860	20,308,903

Cost of revenues	32,556,738	29,785,043	29,290,855	33,011,934	30,542,452	31,942,875	30,034,120	28,268,785	25,325,275	18,038,007

Gross profit	2,554,664	3,469,758	2,965,686	3,183,636	750,741	2,885,064	1,305,048	2,032,541	2,465,585	2,270,896

Reduction of contingent liability	(1,850,000)	-	-	-	-	-	-	-	-	-
Selling, general and
administrative expenses	2,395,745	2,258,084	2,413,181	1,610,146	919,227	1,194,747	1,069,221	997,723	1,006,683	1,026,055

Acquisition related expenses	-	-	101,964	1,154,612	-	-	-	-	-	-

Total selling, general and	2,395,745	2,258,084	2,515,145	2,764,758	919,227	1,194,747	1,069,221	997,723	1,006,683	1,026,055
administrative expenses

Income from operations	2,008,919	1,211,674	450,541	418,878	(168,486)	1,690,317	235,827	1,034,818	1,458,902	1,244,841

Other income (expense)
Other income	7,598	(15,437)	158	949	633	-	-	-	-	-
Interest expense	(112,999)	(106,140)	(106,348)	(28,972)	-	(44)	(4,875)	(3,593)	(25,177)	(29,041)
Total other income (expense)	(105,401)	(121,577)	(106,190)	(28,023)	633	(44)	(4,875)	(3,593)	(25,177)	(29,041)

Income before income tax	1,903,518	1,090,097	344,351	390,855	(167,853)	1,690,273	230,952	1,031,225	1,433,725	1,215,800

Income tax expense	(12,248)	(6,502)	(207,000)	1,714,813	8,828	(116,000)	1,887,502	(3,000)	(22,986)	(19,703)

Net income	$1,891,270	$1,083,595	$137,351	$2,105,668	$(159,025)	$1,574,273	$2,118,454	$1,028,225	$1,410,739	$1,196,097

Number of weighted average common shares
outstanding:

Basic	17,409,034	17,079,242	12,138,229	12,255,372	10,136,941	9,434,094	8,884,681	9,187,227	8,535,111	8,440,064

Diluted	19,887,288	20,139,182	14,866,134	16,484,023	10,136,941	15,473,017	14,775,339	15,851,393	13,937,618	13,935,781

	Statement of Operations by Segment (UNAUDITED)
	Fiscal 2013		Fiscal 2012				Fiscal 2011
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Black Oil
Revenues	$20,877,198	$24,423,055	$20,660,775	$23,107,902	$22,308,780	$24,160,235	$21,182,280	$21,109,804	$17,151,091	$12,906,006

Cost of revenues	19,731,783	21,560,909	18,721,540	22,013,323	22,103,561	22,367,745	20,255,185	19,970,983	15,956,319	12,012,456

Gross profit	$1,145,415	$2,862,146	$1,939,235	$1,094,579	$205,219	$1,792,490	$927,095	$1,138,821	$1,194,772	$893,550

Refining & Marketing
Revenues	$14,234,204	$8,831,746	$11,595,766	$13,087,668	$8,984,413	$10,667,704	$10,156,888	$9,191,522	$10,639,769	$7,402,897

Cost of revenues	12,824,955	8,224,134	10,569,315	10,998,611	8,438,891	9,575,130	9,778,935	8,297,802	9,368,956	6,025,551

Gross profit	$1,409,249	$607,612	$1,026,451	$2,089,057	$545,522	$1,092,574	$377,953	$893,720	$1,270,813	$1,377,346

Liquidity and Capital Resources

The success of our current business operations is not dependent on extensive capital expenditures (although we plan to construct additional TCEP facilities in the future, which will require substantial capital expenditures), but rather on relationships with feedstock suppliers and end-product customers, and on efficient management of overhead costs.   Through these relationships we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations.  The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

We had total assets of $52,409,675 as of June 30, 2013 compared to $49,102,377 at December 31, 2012.  This increase was mainly due to increases in inventory and accounts receivable, compared to the year ended December 31, 2012.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales. Included in total assets was net fixed assets of $11,527,210 consisting of five used oil collection branch locations and associated storage facilities and rolling stock (collection and transport trucks), a 19 acre tank terminal storage facility located on the Houston ship-channel, and a small trucking operation; $15,358,746 of intangible assets which represented the value of the purchase of the patents and technology related to the TCEP operation; $3,515,977 of goodwill (booked in connection with the Acquisition of Holdings); and $3,746,000 of deferred federal income taxes.

We had total current liabilities of $14,253,015 as of June 30, 2013, compared to $10,618,563 at December 31, 2012.  This increase was largely due to the increase in our accounts payable during the three months ended June 30, 2013 of $3,669,339, and the current portion of a term loan with Bank of America (described in greater detail below) which the Company obtained  in connection with the Acquisition of which the current portion outstanding at June 30, 2013 was $1,700,000.

We had total liabilities of $28,902,486 as of June 30, 2013, including current liabilities of $14,253,015 and long-term liabilities of $14,649,471, which included $5,393,471 of long-term debt representing amounts due on the Term Note (defined below), line of credit of $6,000,000, representing amounts borrowed under the Revolving Note (defined below), $2,861,000 of contingent consideration, after the reduction, relating to the Earn-Out Payments associated with the Acquisition, and $395,000 of deferred federal income tax.

We had working capital of $4,008,727 as of June 30, 2013, compared to working capital of $3,712,745 as of December 31, 2012.  The increase in working capital from December 31, 2012 to June 30, 2013 is mainly due to the increase in inventory, as a result of increased product volumes as we grow our operations.

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

We agreed to comply with certain standard affirmative and negative covenants in connection with the Credit Agreement and agreed to meet the following financial covenants at such time as any loans or other obligations are outstanding under the Credit Agreement, commencing with the quarter ending September 30, 2012: (i) the ratio of (a) our EBITDA minus cash taxes, minus distributions, minus unfinanced capital expenditures, in each case for the immediately preceding four fiscal-quarter period, to (b) the sum of our interest expense for the immediately preceding four fiscal-quarter period, plus our current maturities of long-term debt, in each case, as of the last day of such four fiscal-quarter period, all as determined in accordance with GAAP, may not at any time be less than 1.25 to 1.00 (calculated and tested quarterly); (ii) the ratio of total debt funded under the Credit Agreement to our EBITDA cannot be greater than 2.00 to 1.00 (calculated and tested quarterly); and (iii) the sum of our tangible net worth cannot be less than $10,000,000 as of the last day of each fiscal quarter.  While we were not in compliance with the tangible net worth requirement of the Credit Agreement as of September 30, 2012 and December 31, 2012; the tangible net worth requirement was included in the Credit Agreement in error and we and the Lender entered into a waiver and amendment agreement in January 2013, pursuant to which the Lender agreed to waive such prior non-compliance with the tangible net worth requirement and to amend the Credit Agreement to remove such net tangible worth requirement moving forward.  The Company was in compliance with all aspects of the agreement or has obtained waivers at June 30, 2013

The Credit Agreement includes customary events of default for facilities of similar nature and size as the Credit Agreement and also provides that an event of default occurs if (i) Benjamin P. Cowart, our Chief Executive Officer, President, Chairman of the Board and largest shareholder, ceases to be actively involved in our day-to-day management or operation or if Mr. Cowart ceases to own and control at least 25% of our equity interests; (ii) we cease at any time to own and control 100% of the Transferred Partnerships acquired pursuant to the closing of the Acquisition; Vertex II GP, LLC (“Vertex GP”), a wholly-owned subsidiary of the Company, formed for the purpose of the transaction, ceases to be the sole general partner of the Transferred Partnerships; (iii) an agreement, letter of intent, or agreement in principle is executed with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, could reasonably be expected to result in either (i) or (ii), above; or (iv) a default occurs under the lease agreement for certain premises leased by CMT.

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

On September 11, 2012, we borrowed a total of $8.5 million under the Term Note and $8.75 million under the Revolving Note, the majority of which funds have been used to pay Holdings the cash portion of the Purchase Price due in connection with the closing of the Acquisition, as described in greater detail above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Material Acquisition,” and to pay fees and costs associated with the closing of the Acquisition.

As of June 30, 2013, the Revolving Note had a balance of $6,000,000 and the Term Note had a balance of $7,083,333.

In February 2013, the Lender agreed to lease the Company up to $1,025,000 of equipment to enhance the TCEP operation. Monthly payments are fixed for the sixty month duration of the lease at $13,328 per month.  The lease also provides an early buy-out right for the Company and a right for the Company to extend the lease at the end of its term.

Our re-refining business will require significant capital to design and construct any new facilities other than the existing facility in Baytown, Texas.  We currently estimate that the cost to construct a new, fully functional full-scale commercial process at another location would be approximately $10 to $15.0 million, based on throughput capacity.  The facility infrastructure would be an additional capitalized expenditure to these proposed process costs and would depend on the location and site specifics of the facility.

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

Cash flows for the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	2012

Beginning cash and cash equivalents	$807,940	$675,188

Net cash provided by (used in):
Operating activities	1,527,559	3,611,456
Investing activities	(402,899)	(189,888)
Financing activities	(1,635,372)	80,687

Net increase (decrease) in cash and cash equivalents	(510,712)	3,502,255

Ending cash and cash equivalents	$297,228	$4,177,443

Operating activities provided cash of $1,527,559 for the six months ended June 30, 2013 as compared to $3,611,456 of cash being provided during the corresponding period in 2012.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Credit Facility, Notes and Lease Line of Credit with Bank of America, as described above.  The primary reasons for the decrease in cash provided by operating activities are related to the increase in inventory of $3,465,205 (compared to $194,799 in the prior period), the increase in prepaid expenses of $45,451 (compared to  $177,819 in the prior period), and the increase of accounts payable of  $3,669,339 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 and a non-cash item reducing the contingent consideration of $1,850,000, offset by increases in net income of  $2,974,865 compared to $1,415,248 in the prior period, depreciation and amortization of $1,069,035 and $94,466, in non-cash expense related to stock compensation expenses for the six months ended June 30, 2013.

Investing activities used cash of $402,899 for the six months ended June 30, 2013 as compared to having used $189,888 during the corresponding period in 2012.  Investing activities for the six months ended June 30, 2013 are comprised of $67,972 in cash payments used to purchase miscellaneous operating assets and a used oil collection customer base and $334,927 used to purchase fixed assets.

Financing activities used cash of $1,635,372 for the six months ended June 30, 2013 as compared to having provided $80,687 of cash during the corresponding period in 2012.  Financing activities for the six months ended June 30, 2013 are comprised of $922,873 in cash payments towards the repayment of the Notes and $750,000 towards payments against the Line of Credit, in addition $37,501 was provided to the Company during the six months ended June 30, 2013 resulting from proceeds from the exercise of common stock warrants and options.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2012, the Company had utilized approximately $8.1 million of these NOLs leaving approximately $33.9 million of potential NOLs of which we expect to utilize approximately $1.1 million for the six months ended June 30, 2013.  The Company recorded a change in the valuation allowance for the six months ended June 30, 2013 for approximately $370,000.

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

Stock Based Compensation.  We account for share-based expense and activity in accordance with FASB ASC Topic 718, which establishes accounting for equity instruments exchanged for services. Under this provision, share-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the employee’s requisite service period, generally the vesting period of the equity grant.

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

Basic and Diluted Loss per Share.  Basic and diluted loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

License Agreement Development Costs.  We capitalize costs to improve any acquired intangible asset which is specifically identifiable, and has a definite life. All other costs are expensed as incurred.

Income Taxes.  We account for income taxes in accordance with the FASB ASC Topic 740.  We record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible.  We consider, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

Recently Issued Accounting Pronouncements.  In May 2011, the provisions of ASC Topic 820, “Fair Value Measurement,” were amended to clarify the application of existing fair value measurements and to change certain fair value measurement and disclosure requirements.  Amendments that change measurement and disclosure requirements relate to (i) fair value measurement of financial instruments that are managed within a portfolio, (ii) application of premiums and discounts in a fair value measurement, and (iii) additional disclosures about fair value measurements categorized with Level 3 of the fair value hierarchy.  These provisions are effective for the first interim or annual period beginning after December 31, 2011.  The adoption of this guidance effective January 1, 2012, did not affect our financial position or results of operations, but may result in additional disclosure.

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

The complaint alleged that certain maritime liquid cargo transported by Buffalo (as an operator of barges) contaminated Buffalo’s barges, which, in turn, caused damage to other vessels who later received other cargo from the same Buffalo barges.  The cargo was initially located at KMTEX’s facility, sold by the Company to Trafigura, and then transported by Buffalo.  The causes of actions set forth in the complaint included Breach of Contract against Trafigura, Breach of Warranty and Negligence against Trafigura, KMTEX and the Company.

In June 2013, the parties to the suit entered into a Mutual Full and Final Release, Settlement and Indemnity Agreement (the “Settlement Agreement”), which resulted in the settlement of the lawsuit.  The terms of the Settlement Agreement are confidential, but the Company has determined that the terms of the Settlement Agreement will not have a material adverse effect on the Company’s business, financial condition, or operating results. The Settlement Agreement was entered into to avoid further litigation risks and expenses, and provided for, among other things, a complete and final settlement of all claims between the parties.

We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations other than as described above. We may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 21, 2013, other than as set forth below, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years and to have a majority of independent directors. There can be no assurance that our stockholders’ equity will remain above Nasdaq’s $2.5 million minimum, that we will generate over $500,000 of yearly net income moving forward, or that we will be able to maintain independent directors. If we fail to timely comply with the applicable requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

If we are delisted from the Nasdaq Capital Market, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted, it would come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Due to the fact that our common stock is listed on the Nasdaq Capital Market, we are subject to financial and other reporting and corporate governance requirements which increase our cost and expenses.

We are currently required to file annual and quarterly information and other reports with the Securities and Exchange Commission that are specified in Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended.  Additionally, due to the fact that our common stock is listed on the Nasdaq Capital Market, we are also subject to the requirements to maintain independent directors, comply with other corporate governance requirements and are required to pay annual listing and stock issuance fees. These obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that we may require Nasdaq approval for such transactions and/or Nasdaq rules may require us to obtain shareholder approval for such transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2013, a total of 167,671 shares of the Company's Series A Preferred Stock were converted into 167,671 shares of our common stock on a one-for-one basis.  Additionally, warrants to purchase 625,000 shares of the Company's common stock were exercised for a net of 303,763 shares of common stock (when adjusting for a cashless exercise of certain of such warrants and the payment, in shares of common stock ($993,750) and cash ($37,500), of an aggregate exercise price of $1,031,250 in connection with such exercise) and 303,763 shares of common stock were issued to the warrant holders in connection with such exercises; and options to purchase 290,000 shares of common stock were exercised for a net of 233,753 shares of common stock (when adjusting for a cashless exercise of such options and the payment, in shares of common stock, of an aggregate exercise price of $175,500 in connection with such exercises) and 233,753 shares of common stock were issued to the option holders in connection with such exercises.

Subsequent to June 30, 2013, options to purchase 15,000 shares of the Company's common stock were exercised for cash proceeds of $12,750 and 15,000 shares of common stock were issued to the option holders in connection with such exercises.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), for the above conversions and cashless exercises (provided that certain of the securities issued in cashless exercises of the warrants and options described above were registered on Form S-8 and did not constitute unregistered securities), as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and Section 4(2) of the Act for the cash exercises (provided that certain of the securities issued upon cash exercises as described above were registered on Form S-8 and did not constitute unregistered securities), since the issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

VERTEX ENERGY, INC.

Date: August 14, 2013	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/12	000-53619

2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/12	000-53619

3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.		8-K/A	3.1	6/26/09	000-53619

3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.		8-K	3.1	7/16/10	000-53619

3.3	Bylaws of Vertex Energy, Inc.		8-K/A	3.4	6/26/09	000-53619

10.1(+)	Tolling (Processing) Agreement with KMTEX effective July 1, 2009		10-K	10.14	12/31/04	000-53619

10.2	Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	8-K	10.1	9/12/12	000-53619

10.3	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.2	9/12/12	000-53619

10.4	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.3	9/12/12	000-53619

10.5	Security Agreement with Bank of America, N.A. dated August 31, 2012	8-K	10.4	9/12/12	000-53619

10.6	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.5	9/12/12	000-53619

10.7	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	10-Q	10.18	9/30/12	000-53619

10.8	Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***	10-Q	10.19	9/30/12	000-53619

10.9	Waiver and Second Amendment to Credit Agreement with Bank of America, N.A. (January 2013)		10-K	10.30	12/31/12	001-11476

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

99.1	Glossary of Selected Terms		10-K	99.1	12/31/12	001-11476

101.INS++	XBRL Instance Document	X

101.SCH++	XBRL Taxonomy Extension Schema Document	X

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X

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