Form 10-Q
period 2013-09-30
Vertex Energy Inc.
filed 2013-11-06
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [x]    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [x]        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                    Accelerated filer   ☐
Non-accelerated filer  ☐                                                                      Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   [x]

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 17,807,974 shares of common stock issued and outstanding as of November 5, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$531,226	$807,940
Accounts receivable, net	7,955,601	7,160,780
Inventory	8,208,121	5,870,121
Prepaid expenses	571,392	492,467
Total current assets	17,266,340	14,331,308

Noncurrent assets
Fixed assets, net	11,963,374	11,617,368
Intangible assets, net	15,036,770	15,934,724
Goodwill	3,515,977	3,515,977
Deferred federal income taxes	3,863,000	3,703,000
Total noncurrent assets	34,379,121	34,771,069

TOTAL ASSETS	$51,645,461	$49,102,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$12,385,290	$8,869,234
Line of credit	3,500,000	-
Current portion of long-term debt	1,700,000	1,749,329
Total current liabilities	17,585,290	10,618,563

Long-term liabilities
Long-term debt	4,958,333	6,281,457
Contingent consideration	2,861,000	4,711,000
Line of credit	-	6,750,000
Deferred federal income tax	357,000	341,000
Total liabilities	25,761,623	28,702,020

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized and 1,323,837 and 1,512,891 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,324	1,513
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 17,804,724 and 16,965,464 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	17,805	16,965
Additional paid-in capital	10,897,515	10,719,345
Retained earnings	14,967,194	9,662,534
Total stockholders’ equity	25,883,838	20,400,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,645,461	$49,102,377

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$46,830,647	$36,195,570	$115,196,850	$102,316,702

Cost of revenues	41,945,879	33,011,934	104,287,660	95,497,261

Gross profit	4,884,768	3,183,636	10,909,190	6,819,441

Reduction of contingent liability	-	-	(1,850,000)	-

Selling, general and administrative expenses (exclusive of acquisition related expenses)	2,495,748	1,610,146	7,129,673	3,724,120
Acquisition related expenses	-	1,154,612	-	1,154,612

Total selling, general and administrative expenses	2,495,748	2,764,758	7,129,673	4,878,732

Income from operations	2,389,020	418,878	5,629,517	1,940,709

Other income (expense)
Other income	-	949	-	1,582
Other expense	(3,949)	-	(31,690)	-
Interest expense	(95,488)	(28,972)	(314,627)	(29,016)
Total other (expense)	(99,437)	(28,023)	(346,317)	(27,434)

Income before income tax	2,289,583	390,855	5,283,200	1,913,275

Income tax benefit	40,211	1,714,813	21,460	1,607,641

Net income	$2,329,794	$2,105,668	$5,304,660	$3,520,916

Earnings per common share
Basic	$0.13	$0.17	$0.30	$0.35
Diluted	$0.12	$0.13	$0.27	$0.25

Shares used in computing earnings per share
Basic	17,715,786	12,255,372	17,402,501	10,085,206
Diluted	19,997,257	16,484,023	19,766,263	14,358,691

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities
Net income	$5,304,660	$3,520,916
Adjustments to reconcile net income to cash provided by operating activities
Stock-based compensation expense	123,571	124,626
Depreciation and amortization	1,615,657	180,402
Deferred federal income tax	(144,000)	(1,639,000)
Reduction of contingent liability	(1,850,000)	-
Changes in operating assets and liabilities
Accounts receivable	(794,821)	(1,073,778)
Accounts receivable-other	-	(127,162)
Accounts receivable- related parties	-	2,459
Inventory	(2,338,000)	(85,658)
Prepaid expenses	(78,925)	23,313
Accounts payable	3,516,056	1,005,932
Accounts payable-related parties	-	296,795
Deposits	-	(235,557)
Net cash provided by operating activities	5,354,198	1,993,288

Cash flows from investing activities
Purchase of intangible assets	-	(209,061)
Acquisition, net	(67,972)	(1,319,015)
Refund of asset acquisition	675,558	-
Purchase of fixed assets	(1,671,295)	(77,232)
Net cash used in investing activities	(1,063,709)	(1,605,308)

Cash flows from financing activities
Line of credit payments, net	(3,250,000)	-
Payments on note payable	(1,372,453)	(3,777)
Proceeds from exercise of common stock warrants	55,250	91,625
Net cash provided by (used in) financing activities	(4,567,203)	87,848

Net increase (decrease) in cash and cash equivalents	(276,714)	475,828

Cash and cash equivalents at beginning of the period	807,940	675,188

Cash and cash equivalents at end of period	$531,226	$1,151,016

SUPPLEMENTAL INFORMATION
Cash paid for interest during the period	$323,956	$1,005
Cash paid for income taxes during the period	$122,001	$6,187

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$189	$78

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

NOTE 2.  RELATED PARTIES

Prior to the Company’s September 11, 2012 (effective August 31, 2012) acquisition of a special purpose entity which owned substantially all of the assets and liabilities of Vertex Holdings, L.P., formerly Vertex Energy, L.P. (also defined herein as the “Partnership” or “Vertex LP” relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants and certain real-estate properties owned by a related party associated with such operations (the “Acquisition” as discussed in greater detail in the Form 10-K),  the Company had numerous transactions with the Partnership, including the lease of the Partnership’s storage facility, subletting of office space, transportation of feedstock to re-refiners and the Company’s storage facility, and delivery from the Company’s re-refinery to end customers. The pricing under these contracts was with certain wholly-owned subsidiaries of the Partnership and was priced at market, and reviewed periodically from time to time by the Board of Director’s Related Party Transaction committee.  The Related Party Transaction committee included at least two independent directors and reviewed and pre-approved any and all related party transactions.

The consolidated financial statements include inventory purchases from related parties of $0 and $9,569,772 for the nine months ended September 30, 2013 and 2012, respectively. The Company also incurred process costs of $0 and $6,198,582 for the nine months ended September 30, 2013 and 2012, respectively.  The costs arose from the Thermal Chemical Extraction Process (“TCEP”) operating agreement with CMT (which entity was acquired as part of the Acquisition), whereby we paid up to $0.40 per gallon of processing costs.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 3.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At September 30, 2013 and 2012 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2013		2012
	% of	% of	% of	% of
	Revenues	Receivables	Revenues	Receivables
Customer 1	46%	27%	15%	56%
Customer 2	10%	16%	14%	11%
Customer 3	10%	0%	0%	0%
Customer 4	8%	16%	11%	1%
Customer 5	2%	24%	0%	0%
Customer 6	0%	0%	40%	0%

The Company purchases goods and services from one company that represented 11%  of total purchases for the nine months ended September 30, 2013 and  two companies that represented 11% each for the nine months ended September 30, 2012.

The Company has had various debt facilities available for use, of which there was $10,158,333 and $14,683,333 outstanding as of September 30, 2013 and December 31, 2012, respectively. See Note 4 for further details.

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

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2012, the Company had utilized approximately $8.1 million of these NOLs leaving approximately $33.9 million of potential NOLs of which we expect to utilize approximately $5.5 million for the nine months ended September 30, 2013.  The Company recorded a change in valuation allowance for the nine months ended September 30, 2013 for approximately $1,884,000.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 4. NOTES PAYABLE

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and to provide the Company with an additional $10,000,000 in the form of a revolving line of credit, to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on August 31, 2014.  The balance on the revolving line of credit was $3,500,000 at September 30, 2013.

Amounts borrowed under the term note bear interest at the option of the Company of either the lender's prime commercial lending rate then in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the term note is due and payable monthly in arrears and all amounts outstanding under the term note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,667 are due and payable on the term note monthly in arrears on the last day of each month and continuing until the maturity date. The balance of the term loan was $6,658,333 at September 30, 2013.

The financing arrangement discussed above is secured by all of the assets of the Company.  The loan contains certain restrictive covenants including a Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.25 to 1.00, and a Senior Funded Debt to EBITDA Ratio, as defined in the agreement, not to exceed 2.00 to 1.00. A tangible net worth requirement was included in the credit agreement in error. This requirement was waived and the credit agreement was amended in January 2013. The Company was in compliance with all aspects of the agreement at September 30, 2013.

NOTE 5. STOCK-BASED COMPENSATION

Stock-based compensation expense was $123,571 and $124,626 for the nine months ended September 30, 2013 and 2012, respectively, for options previously awarded by the Company.

Stock option activity for the nine months ended September 30, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2012	2,939,167	$5.70	6.50	$1,144,024
Options granted	711,667	2.46	8.81	420,796
Options forfeited	(185,000)	(1.19)	-	(89,080)
Options exercised	(405,000)	(.68)	-	(148,577)
Outstanding at September 30, 2013	3,060,834	$5.89	6.32	$1,327,163

Vested at September 30, 2013	2,268,334	$6.97	5.45	$722,143
Exercisable at September 30, 2013	2,268,334	$6.97	5.45	$722,143

Effective September 27, 2013, the Board of Directors of the Company approved the grant of (a) non-qualified stock options to purchase an aggregate of 240,000 shares of the Company's common stock and (b) incentive stock options to purchase an aggregate of 275,000 shares of the Company's common stock under the Company's 2013 Stock Incentive Plan. In addition, during the nine months ending September 30, 2013, the Company reinstated options to purchase 196,667 shares of common stock which had previously been incorrectly recorded as expired, which reinstated options are included in the table above under "Options granted".

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

A summary of the Company’s stock warrant activity and related information for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2012	1,163,308	$12.37	0.40	$128,889
Warrants exercised	(628,000)	(1.65)	-	(94,504)
Warrants cancelled/forfeited/expired	(524,975)	(25.38)	-	(30,029)
Warrants at September 30, 2013	10,333	$2.42	1.90	$4,356

Vested at September 30, 2013	4,083	$3.43	1.74	$1,556

Exercisable at September 30, 2013	4,083	$3.43	1.74	$1,556

NOTE 6. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the nine months ended September 30, 2013 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the nine months ended September 30, 2013 does not include options to purchase 2,025,154 shares and warrants to purchase 6,088 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the nine months ended September 30, 2013 and 2012:

	2013	2012
Basic Earnings per Share
Numerator:
Net income available to common shareholders	$5,304,660	$3,520,916
Denominator:
Weighted-average shares outstanding	17,402,501	10,085,206
Basic earnings per share	$0.30	$0.35

Diluted Earnings per Share
Numerator:
Net income available to common shareholders	$5,304,660	$3,520,916
Denominator:
Weighted-average shares outstanding	17,402,501	10,085,206
Effect of dilutive securities
Stock options and warrants	1,039,925	1,140,337
Preferred stock	1,323,837	3,133,147
Diluted weighted-average shares outstanding	19,766,263	14,358,691

Diluted earnings per share	$0.27	$0.25

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 7. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2013, there were 17,804,724 common shares issued and outstanding.

Each share of the Company's common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by the Company's board of directors.  No holders of any shares of the Company's common stock has a preemptive right to subscribe for any of the Company's securities, nor are any shares of the Company's common stock subject to redemption or convertible into other securities.  Upon liquidation, dissolution or winding-up of the Company and after payment of creditors and preferred shareholders of the Company, if any, the assets of the Company will be divided pro rata on a share-for-share basis among the holders of the Company's common stock.  Each share of the Company's common stock is entitled to one vote.  Shares of the Company's common stock do not possess any cumulative voting rights.

During the nine months ended September 30, 2013, a total of 189,054 shares of the Company's Series A Preferred Stock were converted into 189,054 shares of our common stock on a one-for-one basis.  Additionally, warrants to purchase 628,000 shares of the Company's common stock were exercised for a net of 306,763 shares of common stock (when adjusting for a cashless exercise of certain of such warrants and the payment, in shares of common stock ($993,750) and cash ($42,750), of an aggregate exercise price of $1,036,500 in connection with such exercises) and 306,763 shares of common stock were issued to the warrant holders in connection with such exercises; and options to purchase 405,000 shares of common stock were exercised for a net of 330,050 shares of common stock (when adjusting for a cashless exercise of such certain of such options and the payment, in shares of common stock, of an aggregate exercise price of $235,500, along with $12,500 of exercise prices paid in cash in connection with such exercises) and 330,050 shares of common stock were issued to the option holders in connection with such exercises.

During the nine months ending September 30, 2013, there was a dispute as to the expiration date of certain options previously granted. As a result, a settlement was made with the option holder and 13,393 shares of common stock were issued to settle the dispute (which totaled the shares which would have been due upon a cashless exercise of such disputed options (had such otpions been outstanding) and the payment, in shares of common stock, of an aggregate exercise price of $46,000, in connection with such exercise).

NOTE 8.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of September 30, 2013, there were 1,323,837 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

NOTE 9.  ACQUISITION

On January 1, 2013, the Company purchased two trucks, miscellaneous operating assets and a used oil collection customer base from a used oil collection company in the Houston, Texas area.  The Company paid $123,845 for the business and had consideration of $33,850 due contingent on this customer base producing a specified number of gallons per month for three months. On April 17, 2013 $26,258 was paid for the collected gallons and all obligations in connection with the acquisition were satisfied.  The portion of the acquired company was immediately integrated into the Company's operations.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil and Refining & Marketing divisions.  Segment information for the nine months ended September 30, 2013 and 2012 is as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2013

		Refining &
	Black Oil	Marketing	Total
Revenues	$76,217,346	$38,979,504	$115,196,850

Net income from operations	$3,368,683	$2,260,834	$5,629,517

NINE MONTHS ENDED SEPTEMBER 30, 2012

		Refining &
	Black Oil	Marketing	Total
Revenues	$69,576,917	$32,739,785	$102,316,702

Net income (loss) from operations	$(720,854)	$2,661,563	$1,940,709

THREE MONTHS ENDED SEPTEMBER 30, 2013

		Refining &
	Black Oil	Marketing	Total
Revenues	$30,917,093	$15,913,554	$46,830,647

Net income from operations	$1,230,383	$1,158,637	$2,389,020

THREE MONTHS ENDED SEPTEMBER 30, 2012

		Refining &
	Black Oil	Marketing	Total
Revenues	$23,107,903	$13,087,667	$36,195,570

Net income (loss) from operations	$(1,320,428)	$1,739,306	$418,878

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 11. CONTINGENT CONSIDERATION

As part of the consideration paid related to the Acquisition of Vertex Holdings, L.P., if certain earnings targets are met the Company has to pay the seller approximately $2,233,000 annually in each of 2013, 2014 and 2015. As of September 30, 2013, it has been determined that the 2013 earnings target will not be met and the contingent consideration has been reduced by $1,850,000, which represents the discounted cash flow for year one.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to the nine months ended September 30, 2013, a warrant holder exercised warrants to purchase 3,250 shares of the Company's common stock at an exercise price of $1.75 per share for $5,688 of cash and was issued 3,250 shares of our common stock.

Subsequent to September 30, 2013, the available credit on the Line of Credit is $10,000,000. As of November 5, 2013, the outstanding balance drawn on the line of credit is $5,750,000 leaving an available balance for draw downs of $4,250,000.

On October 21, 2013, but effective October 1, 2013, the Company acquired a 51% membership interest in E-Source Holdings, LLC. for approximately $900,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	risks associated with our outstanding credit facility, including amounts owed, restrictive covenants and security interests thereon;
•	the level of competition in our industry and our ability to compete;
•	our ability to respond to changes in our industry;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	our ability to protect our intellectual property and not infringe on others’ intellectual property;
•	our ability to scale our business;
•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;
•	our ability to obtain and retain customers;
•	our ability to produce our products at competitive rates;
•	our ability to execute our business strategy in a very competitive environment;
•	trends in, and the market for, the price of oil and gas and alternative energy sources;
•	our ability to maintain our relationship with KMTEX, Ltd.;
•	the impact of competitive services and products;
•	our ability to maintain insurance;
•	potential future litigation, judgments and settlements;
•	rules and regulations making our operations more costly or restrictive;
•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;
•	economic downturns both in the United States and globally;
•	risk of increased regulation of our operations and products;
•	negative publicity and public opposition to our operations;
•	disruptions in the infrastructure that we and our partners rely on;
•	an inability to identify attractive acquisition opportunities, successfully negotiate acquisition terms or effectively integrate acquired companies or businesses;
•	interruptions at our facilities;
•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;
•	our ability to acquire and construct new facilities;
•	our ability to effectively manage our growth;
•	the lack of capital available on acceptable terms to finance our continued growth; and
•	other risk factors included under “Risk Factors” below and in our Annual Report on Form 10-K.

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

Finally, as a result of the Merger, as the successor entity of World Waste, we assumed World Waste’s filing obligations with the Securities and Exchange Commission and our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “VTNR.OB” effective May 4, 2009.  Subsequently, effective February 13, 2013, our common stock began trading on the NASDAQ Capital Market under the symbol “VTNR",

Material Acquisition

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


Cedar Marine Terminals, L.P.   operates a 19-acre bulk liquid storage facility on the Houston Ship Channel. The terminal serves as a truck-in, barge-out facility and provides throughput terminal operations. Cedar Marine Terminals is also the site of our Thermal Chemical Extraction Process (“TCEP”) (described below).

	Crossroad Carriers, L.P. is a third-party common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and waste streams.


Vertex Recovery L.P. collects and recycles used oil and residual materials from large regional and national customers throughout the U.S. and Canada. It facilitates its services through a network of independent recyclers and franchise collectors.

	H&H Oil, L.P. collects and recycles used oil and residual materials from customers based in Austin, Baytown, San Antonio and Corpus Christi, Texas.

We paid the following consideration for 100% of the equity interests in Acquisition Sub (the “Purchase Price”): (i) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 million restricted shares of our common stock; and (ii) to B&S LP, $1.7 million cash consideration, representing the appraised value of certain real estate contributed by B&S LP to Acquisition Sub.  Additionally, for each of the three one-year periods following September 11, 2012, the closing date of the transaction, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate (the “Earn-Out Payments”), contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods. As of September 30, 2013, it has been determined that the 2013 earnings target will not be met and the contingent consideration has been reduced by $1,850,000, which represents the discounted cash flow for year one.  A total of $1.0 million of the purchase price will be held in escrow for 18 months to satisfy indemnity claims.  We borrowed the funds used to acquire Acquisition Sub with the Credit Facility and Notes described in greater detail below under “Liquidity and Capital Resources”.

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

We recently acquired a 51% interest in E-Source Holdings, LLC (“E-Source”) a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.   E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials.

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

Refining and Marketing Division

Our Refining and Marketing division is engaged in the aggregation of feedstock, re-refining it into higher value end products, and selling these products to our customers, as well as related transportation and storage activities. We aggregate a diverse mix of feedstocks including used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and are also  transferred from our Black Oil division.  We have a toll-based processing agreement in place with KMTEX, Ltd. (“KMTEX”) to re-refine feedstock streams, under our direction, into various end products that we specify.  KMTEX uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock.  We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Set forth below are our results of operations for the three months ended September 30, 2013, as compared to the same period in 2012.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Revenues	$46,830,647	$36,195,570	$10,635,077	29%

Cost of Revenues	41,945,879	33,011,934	(8,933,945)	(27%)

Gross Profit	4,884,768	3,183,636	1,701,132	53%

Selling, general and administrative expenses	2,495,748	1,610,146	(885,602)	(55%)

Acquisition related expenses	-	1,154,612	1,154,612	100%

Income from operations	2,389,020	418,878	1,970,142	470%

Other Income	-	949	(949)	(100%)
Other expense	(3,949)	-	(3,949)	100%
Interest Expense	(95,488)	(28,972)	(66,516)	(230%)
Total other (expense)	(99,437)	(28,023)	(71,414)	(255%)

Income before income taxes	2,289,583	390,855	1,898,728	486%

Income tax benefit	40,211	1,714,813	(1,674,602)	(98%)

Net income	2,329,794	2,105,668	224,126	11%

Each of our segments’ gross profit during the three months ended September 30, 2013 and 2012 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended September 30,
Black Oil Segment	2013	2012	$ Change	% Change
Total revenue	$30,917,093	$23,107,903	$7,809,190	34%
Total cost of revenue	27,701,856	22,036,631	(5,665,225)	(26%)
Gross profit	$3,215,237	$1,071,272	$2,143,965	200%

Refining Segment
Total revenue	$15,913,554	$13,087,667	$2,825,887	22%
Total cost of revenue	14,244,023	10,975,303	(3,268,720)	(30%)
Gross profit	$1,669,531	$2,112,364	$(442,833)	(21%)

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

Total revenues increased 29% for the third quarter of 2013, compared to the same period in 2012, due primarily to an increase in overall volume of product sold during the third quarter of 2013, compared to the third quarter of 2012.

Total volume increased 19% and gross profit increased 53% for the three months ended September 30, 2013 compared to 2012.  Additionally, our per barrel margin increased 29% relative to the three months ended September 30, 2012.  Part of this increase was a result of a one-time increase associated with a large distressed diesel project that Vertex Recovery, which is part of our Black Oil division, participated in during the third quarter of 2013.

Our Black Oil division’s volume increased approximately 17% during the three month period ended September 30, 2013 compared to the same period in 2012.  This increase was due to the increased volume handled by our oil recovery group during the period. Overall volume for the Refining and Marketing division increased 25% during the three month period ended September 30, 2013 as compared to the same period in 2012.  This division experienced an increase in production of 114% for its gasoline blendstock for the three months ended September 30, 2013, compared to the same period in 2012.  Our fuel oil cutter volumes increased 36% for the three months ended September 30, 2013, compared to the same period in 2012.  Our pygas volumes decreased 55% for the three months ended September 30, 2013 as compared to the same period in 2012.  We experienced a 12% decrease in the volume of our TCEP refined product during the three months ended September 30, 2013, compared to the same period in 2012.   In addition, commodity prices decreased approximately 4% for the three months ended September 30, 2013, compared to the same period in 2012. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2013 decreased $4.30 per barrel from a three month average of $97.28 per barrel during the three months ended September 30, 2012 to $92.98 per barrel during the three months ended September 30, 2013.

Overall gross profit increased 53% and our margin per barrel increased approximately 29% for the three months ended September 30, 2013, compared to the same period in 2012.  This improvement was a result of increased volumes, as well as cost benefits and savings created in connection with the Acquisition and the various new subsidiary companies which increased our margins.

Our TCEP technology generated revenues of $14,058,744 during the three months ended September 30, 2013, with cost of revenues of $12,976,133, producing a gross profit of $1,082,611.  The per barrel margin for our TCEP product was up 19% as compared to the margin during the previous period ended September 30, 2012.  This margin improvement is a result of improved feedstock costs delivered into the Baytown facility.

The following table sets forth the high and low spot prices during the first nine months of 2013 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.25	February 12	$2.57	April 17
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.21	February 15	$2.52	September 23
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$101.02	February 14	$87.49	April 17
NYMEX Crude oil (dollars per barrel)	$110.10	August 28	$86.68	April 17
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first nine months of 2012 for our key benchmarks.

Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.27	February 24	$2.54	June 28
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.43	April 2	$2.49	June 28
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$114.35	March 1	$82.60	June 21
NYMEX Crude oil (dollars per barrel)	$109.77	February 24	$77.69	June 28
Reported in Platt's US Marketscan (Gulf Coast)

We saw a decrease during the first nine months of 2013 in each of the benchmark commodities we track compared to the same period during 2012.

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

We had selling, general and administrative expenses of $2,495,748 for the three months ended September 30, 2013, compared to $1,610,146 from the prior year’s period (which does not include $1,154,612 of acquisition related expenses incurred during the three months ended September 30, 2012), an increase of $885,602 or 55% from the prior period.  This increase is primarily due to the additional selling, general and administrative expenses generated by the new business lines and additional compensation expenses associated with employees acquired as a result of the Acquisition (described above) which occurred during the month of September 2012 (effective August 31, 2012).

We had net income from operations of $2,389,020 for the three months ended September 30, 2013, compared to net income from operations of $418,878 for the three months ended September 30, 2012, an increase of $1,970,142 or 470% from the prior year’s period.  The increase was mainly due to increased volumes and revenues during the three month period ended September 30, 2013. Our cost of operations increased due to the operational enhancements and improvements related to our TCEP process which implementation began April 1, 2013.  We had an income tax benefit of $40,211 for the three months ended September 30, 2013, compared to an income tax benefit of $1,714,813 for the same period of 2012.  The increase is due to a benefit for income taxes, for which the Company has recorded a net deferred asset based on reducing its valuation allowance related to its approximately $34 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

We had net income of $2,329,794 for the three months ended September 30, 2013, compared to a net income of $2,105,668 for the three months ended September 30, 2012, an increase in net income of $224,126 or 11% from the prior period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Set forth below are our results of operations for the nine months ended September 30, 2013, as compared to the same period in 2012.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Revenues	$115,196,850	$102,316,702	$12,880,148	13%

Cost of Revenues	104,287,660	95,497,261	(8,790,399)	(9%)

Gross Profit	10,909,190	6,819,441	4,089,749	60%

Reduction of contingent liability	(1,850,000)	-	(1,850,000)	(100%)

Selling, general and administrative expenses	7,129,673	3,724,120	(3,405,553)	(91%)

Acquisition related expenses	-	1,154,612	1,154,612	100%

Income from operations	5,629,517	1,940,709	3,688,808	190%

Other Income	-	1,582	(1,582)	(100)%
Other expense	(31,690)	-	(31,690)	100%
Interest Expense	(314,627)	(29,016)	(285,611)	(984%)
Total other (expense)	(346,317)	(27,434)	(318,883)	(1,162%)

Income before income taxes	5,283,200	1,913,275	3,369,925	176%

Income tax (expense) benefit	21,460	1,607,641	(1,586,181)	99%

Net income	$5,304,660	$3,520,916	$1,783,744	51%

Each of our segments’ gross profit during the nine months ended September 30, 2013 and 2012 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Nine Months Ended September 30,
Black Oil Segment	2013	2012	$ Change	% Change
Total revenue	$76,217,346	$69,576,917	$6,640,429	10%
Total cost of revenue	68,994,548	66,507,938	(2,486,610)	(4%)
Gross profit	$7,222,798	$3,068,979	$4,153,819	135%

Refining Segment
Total revenue	$38,979,504	$32,739,785	$6,239,719	19%
Total cost of revenue	35,293,112	28,989,323	(6,303,789)	(22%)
Gross profit	$3,686,392	$3,750,462	$(64,070)	(2%)

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

Total revenues increased 13% for the nine months ended September 30, 2013, compared to the same period in 2012, due primarily to an increase in overall volume of product sold during the nine months ended September 30, 2013, compared to the prior period.

Total volume increased 16% and gross profit increased 60% for the nine months ended September 30, 2013 compared to 2012.  Additionally, our per barrel margin increased 37% relative to the nine months ended September 30, 2012.  This margin improvement was a result of overall decreases in operational expenses related to terminaling, transporting and overall processing costs for all products.  Margin improvement was also a result of cost benefits and savings created in connection with the Acquisition and the various new subsidiary companies which increased our margins.

We had selling, general and administrative expenses of $7,129,673 for the nine month period ended September 30, 2013, compared to $3,724,120 from the prior year’s period, an increase of $3,405,553 or 91%.  We had net income from operations of $5,629,517 for the nine month period ended September 30, 2013, compared to net income from operations of $1,940,709 for the same period in 2012, an increase in net income of $3,688,808 or 190% from the prior year’s period (which does include $1,154,612 of acquisition related expenses incurred during the nine months ended September 30, 2012).  The increase in net income was due to increased volumes sold and improved margins generated.

Our Black Oil division’s volume increased approximately 15% for the period ended September 30, 2013 compared to the same period in 2012.  This increase was due to the increased volume delivered to third-party re-refiners and fuel oil blenders. Overall volume for the Refining and Marketing division increased 19% for the nine month period ended September 30, 2013 as compared to the same period in 2012.  This division experienced an increase in production of 72% for its gasoline blendstock product for the nine months ended September 30, 2013, compared to the same period in 2012.  Our fuel oil cutter volumes increased 19% for the nine months ended September 30, 2013, compared to the same period in 2012.  Our pygas volumes were down approximately 23% for the nine months ended September 30, 2013 as compared to the same period in 2012.  The volume of our TCEP refined product was down 4% for the nine months ended September 30, 2013, compared to the same period in 2012.  In addition, commodity prices decreased approximately 7% for the nine months ended September 30, 2013, compared to the same period in 2012. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the nine months ended September 30, 2013 decreased $7.38 per barrel from a nine month average of $101.04 per barrel during the nine months ended September 30, 2012 to $93.66 per barrel during the nine months ended September 30, 2013.

Our TCEP technology generated revenues of $39,489,990 during the nine months ended September 30, 2013, with cost of revenues of $35,172,230, producing a gross profit of $4,317,760.  The per barrel margin for our TCEP product was up 71% as compared to same period during 2012.  This increase was a result of the Acquisition effective in August 2012 which helped to reduce certain transportation and terminaling costs related to our products, as well as the fact that we are now benefiting from the lower cost oil being collected by H&H Oil.

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

During the nine months ended September 30, 2013, gross profit increased 60% from the same period in 2012, primarily due to increases in volumes, as well as the Acquisition, which created efficiencies that enabled the Company to increase its margins.

We had selling, general and administrative expenses of $7,129,673 for the nine months ended September 30, 2013, compared to $3,724,120 for the prior year’s period, an increase of $3,405,553 or 91% from the prior period.  This increase is primarily due to the additional selling, general and administrative expenses generated by the new business lines and additional compensation expenses associated with employees acquired as a result of the Acquisition (described above) which occurred during the month of September 2012 (effective August 31, 2012).

It was determined that the Company’s 2013 earnings target for the first year of the Earn-Out Payments associated with the Acquisition (described above) would not be met and the liability was adjusted by $1,850,000 for the nine months ended September 30, 2013 (the determination was made during the three months ended June 30, 2013), which represented the discounted cash flow for such year one target.

We had net income from operations of $5,629,517 for the nine months ended September 30, 2013, compared to net income from operations of $1,940,709 for the nine months ended September 30, 2012, an increase of $3,688,808 or 190% from the prior year’s period.  The increase was mainly due to increased volumes and revenues during the nine month period ended September 30, 2013. The reduction of the contingent liability related to the Acquisition contributed $1,850,000 to income from operations. Our cost of operations increased due to the operational enhancements and improvements related to TCEP, which implementation began April 1, 2013 and subsequent operational challenges and setbacks which created a slowdown of product being produced, as well as production of a lower quality product, during the three months ended June 30, 2013, which volumes and the quality of product we produce returned to previous levels during three months ended September 30, 2013.   We had an income tax benefit of $21,460 for the nine months ended September 30, 2013, compared to an income tax benefit of $1,607,641 for the same period of 2012.  The decrease in income tax benefit is due to a benefit for income taxes, for which the Company has recorded a net deferred asset based on reducing its valuation allowance related to its approximately $34 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

We had net income of $5,304,660 for the nine months ended September 30, 2013, compared to net income of $3,520,916 for the nine months ended September 30, 2012, an increase in net income of $1,783,744 or 51% from the prior period.

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the quarters ended September 30, June 30, and March 31, 2013, 2012 and 2011, respectively, and the quarters ended December 31, 2012 and 2011:

Statements of Operations
	Fiscal 2013			Fiscal 2012				Fiscal 2011
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$46,830,647	$35,111,402	$33,254,801	$32,256,541	$36,195,570	$31,293,193	$34,827,939	$31,339,168	$30,301,326	$27,790,860	$20,290,925
Revenue-related parties	-	-	-	-	-	-	-	-	-	-	17,978
Total revenue	46,830,647	35,111,402	33,254,801	32,256,541	36,195,570	31,293,193	34,827,939	31,339,168	30,301,326	27,790,860	20,308,903

Cost of revenues	41,945,879	32,556,738	29,785,043	29,290,855	33,011,934	30,542,452	31,942,875	30,034,120	28,268,785	25,325,275	18,038,007

Gross profit	4,884,768	2,554,664	3,469,758	2,965,686	3,183,636	750,741	2,885,064	1,305,048	2,032,541	2,465,585	2,270,896

Reduction of Contingent Liability	-	(1,850,000)	-	-	-	-	-	-	-	-	-

Selling, general and administrative expenses	2,495,748	2,395,745	2,258,084	2,413,181	1,610,146	919,227	1,194,747	1,069,221	997,723	1,006,683	1,026,055

Acquisition related expenses	-	-	-	101,964	1,154,612	-	-	-	-	-	-

Total selling, general and administrative expenses	2,495,748	545,745	2,258,084	2,515,145	2,764,758	919,227	1,194,747	1,069,221	997,723	1,006,683	1,026,055

Income (loss) from operations	2,389,020	2,008,919	1,211,674	450,541	418,878	(168,486)	1,690,317	235,827	1,034,818	1,458,902	1,244,841

Other income (expense)
Other income (expense)	(3,949)	7,598	(15,437)	158	949	633	-	-	-	-	-
Interest expense	(95,488)	(112,999)	(106,140)	(106,348)	(28,972)	-	(44)	(4,875)	(3,593)	(25,177)	(29,041)
Total other income (expense)	(99,437)	(105,401)	(121,577)	(106,190)	(28,023)	633	(44)	(4,875)	(3,593)	(25,177)	(29,041)

Income (loss) before income tax	2,289,583	1,903,518	1,090,097	344,351	390,855	(167,853)	1,690,273	230,952	1,031,225	1,433,725	1,215,800

Income tax (expense) benefit	40,211	(12,248)	(502)	(207,000)	1,714,813	8,828	(116,000)	1,887,502	(3,000)	(22,986)	(19,703)

Net income (loss)	$2,329,794	$1,891,270	$1,089,595	$137,351	$2,105,668	$(159,025)	$1,574,273	$2,118,454	$1,028,225	$1,410,739	$1,196,097

Number of weighted average common shares outstanding:

Basic	17,715,786	17,409,034	17,079,242	12,138,229	12,255,372	10,136,941	9,434,094	8,884,681	9,187,227	8,535,111	8,440,064

Diluted	19,997,257	19,887,288	20,139,182	14,866,134	16,484,023	10,136,941	15,473,017	14,775,339	15,851,393	13,937,618	13,935,781

Statements of Operations by Segment (UNAUDITED)
	Fiscal 2013			Fiscal 2012				Fiscal 2011
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Black Oil
Revenues	$44,975,837	$20,877,198	$24,423,055	$20,660,775	$23,107,902	$22,308,780	$24,160,235	$21,182,280	$21,109,804	$17,151,091	$12,906,006

Cost of revenues	40,677,989	19,731,783	21,560,909	18,721,540	22,013,323	22,103,561	22,367,745	20,255,185	19,970,983	15,956,319	12,012,456

Gross profit	$4,297,848	$1,145,415	$2,862,146	$1,939,235	$1,094,579	$205,219	$1,792,490	$927,095	$1,138,821	$1,194,772	$893,550

Refining & Marketing
Revenues	$15,913,554	$14,234,204	$8,831,746	$11,595,766	$13,087,668	$8,984,413	$10,667,704	$10,156,888	$9,191,522	$10,639,769	$7,402,897

Cost of revenues	14,244,023	12,824,955	8,224,134	10,569,315	10,998,611	8,438,891	9,575,130	9,778,935	8,297,802	9,368,956	6,025,551

Gross profit	$1,669,531	$1,409,249	$607,612	$1,026,451	$2,089,057	$545,522	$1,092,574	$377,953	$893,720	$1,270,813	$1,377,346

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

We had total assets of $51,645,461 as of September 30, 2013 compared to $49,102,377 at December 31, 2012.  This increase was mainly due to increases in inventory and accounts receivable, compared to the year ended December 31, 2012.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.  Included in total assets was net fixed assets of $11,963,374 consisting of five used oil collection branch locations and associated storage facilities and rolling stock (collection and transport trucks), a 19 acre tank terminal storage facility located on the Houston ship-channel, and a small trucking operation; $15,036,770 of intangible assets which represented the value of patents and technology related to the TCEP operation; and $3,515,977 of goodwill (booked in connection with the Acquisition) and $3,863,000 of deferred federal income taxes.

We had total current liabilities of $17,585,290 as of September 30, 2013, compared to $10,618,563 at December 31, 2012.  This increase was largely due to the increase in our accounts payable during the nine months ended September 30, 2013 of $3,516,056, and a term loan obtained in connection with the Acquisition from Bank of America (described in greater detail below) of which the current portion outstanding at September 30, 2013 was $1,700,000. Also included is the current portion outstanding on the line of credit (the Revolving Note, described below) of $3,500,000.

We had total liabilities of $25,761,623 as of September 30, 2013, including current liabilities of $17,585,290 and long-term liabilities of $8,176,333, which included $4,958,333 of long-term debt representing non-current amounts due on the Term Note (defined below), $2,861,000 of contingent consideration, after the reduction, relating to the Earn-Out Payments associated with the Acquisition, and $357,000 of deferred federal income tax.

We had negative working capital of $318,950 as of September 30, 2013, compared to working capital of $3,712,745 as of December 31, 2012.  The decrease in working capital from December 31, 2012 to September 30, 2013 is mainly due to the increase in accounts payable, as a result of increased product volumes as we grow and the outstanding balance due on the line of credit.

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

We agreed to comply with certain standard affirmative and negative covenants in connection with the Credit Agreement and agreed to meet the following financial covenants at such time as any loans or other obligations are outstanding under the Credit Agreement, commencing with the quarter ending September 30, 2012: (i) the ratio of (a) our EBITDA minus cash taxes, minus distributions, minus unfinanced capital expenditures, in each case for the immediately preceding four fiscal-quarter period, to (b) the sum of our interest expense for the immediately preceding four fiscal-quarter period, plus our current maturities of long-term debt, in each case, as of the last day of such four fiscal-quarter period, all as determined in accordance with GAAP, may not at any time be less than 1.25 to 1.00 (calculated and tested quarterly); (ii) the ratio of total debt funded under the Credit Agreement to our EBITDA cannot be greater than 2.00 to 1.00 (calculated and tested quarterly); and (iii) the sum of our tangible net worth cannot be less than $10,000,000 as of the last day of each fiscal quarter.  While we were not in compliance with the tangible net worth requirement of the Credit Agreement as of September 30, 2012 and December 31, 2012; the tangible net worth requirement was included in the Credit Agreement in error and we and the Lender entered into a waiver and amendment agreement in January 2013, pursuant to which the Lender agreed to waive such prior non-compliance with the tangible net worth requirement and to amend the Credit Agreement to remove such net tangible worth requirement moving forward.  The Company was in compliance with all aspects of the agreement at September 30, 2013.

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

As of September 30, 2013, the Line of Credit had a balance of $3,500,000 and the Term Note had a balance of $6,658,333.

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

Cash flows for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	2012

Beginning cash and cash equivalents	$807,940	$675,188

Net cash provided by (used in):
Operating activities	5,354,198	1,993,288
Investing activities	(1,063,709)	(1,605,308)
Financing activities	(4,567,203)	87,848

Net increase (decrease) in cash and cash equivalents	(276,714)	475,828

Ending cash and cash equivalents	$531,226	$1,151,016

Operating activities provided cash of $5,354,198 for the nine months ended September 30, 2013 as compared to $1,993,288 of cash being provided during the corresponding period in 2012.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Credit Facility, Notes and Lease Line of Credit with Bank of America, as described above.  The primary reasons for the increase in cash provided by operating activities are related to income from operations of $5,304,660, compared to $3,520,916 in the corresponding period during 2012, the increase in accounts receivable of $794,821 (compared to an increase of 1,073,778 in the prior period) and $3,516,056 of increase in accounts payable (compared to $1,005,932 in the prior period) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, the increase in inventory of $2,338,000 (compared to $85,658 in the prior period), the increase in prepaid expenses of $78,925,  (compared to a decrease of  $23,313 in the prior period) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  Offset by increases in depreciation and amortization of $1,615,657 (compared to $180,402 in the prior period), and $1,850,000 of reduction of contingent liability.

Investing activities used cash of $1,063,709 for the nine months ended September 30, 2013 as compared to having used $1,605,308 during the corresponding period in 2012.  Investing activities for the nine months ended September 30, 2013 are comprised of $1,739,267 in cash payments used to purchase miscellaneous operating assets and a used oil collection customer base offset by a $675,558 refund associated with the purchase of fixed assets which we subsequently financed through a capital lease.

Financing activities used cash of $4,567,203 for the nine months ended September 30, 2013 as compared to having provided $87,848 of cash during the corresponding period in 2012.  Financing activities for the nine months ended September 30, 2013 are comprised of $1,372,453 in cash payments towards the repayment of the Notes and $3,250,000 towards payments against the Line of Credit, in addition to $55,250 provided during the nine months ended September 30, 2013 in connection with proceeds from the exercise of common stock warrants and options.

Recent Acquisition:

On October 21, 2013, we entered into various Limited Liability Company Purchase Agreements (the “Purchase Agreements”) with certain of the Members of E-Source Holdings, LLC (“E-Source”), a Texas limited liability company.  Pursuant to the Purchase Agreements, we acquired an aggregate of 51% of the membership interests in E-Source in consideration for approximately $900,000 and the right of one of the sellers to earn additional earn-out payments of up to 15% of E-Source’s net income before taxes, in the event certain calendar year net income thresholds are met, in calendar years 2014 through 2017, as well as a commission of 20% of the net income before taxes associated with certain future planned projects of E-Source required to be completed prior to December 31, 2014, as long as such applicable seller remains an employee of E-Source during such applicable periods.  As part of the acquisition, the Company obtained ownership rights to E-Source’s name, trademarks, patents, and logos.

E-Source leases and operates a plant located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.   E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2012, the Company had utilized approximately $8.1 million of these NOLs leaving approximately $33.9 million of potential NOLs of which we expect to utilize approximately $5.5 million for the nine months ended September 30, 2013.  The Company recorded a change in the valuation allowance as of September 30, 2013 for approximately $1,884,000.

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

We are currently required to file annual and quarterly information and other reports with the Securities and Exchange Commission that are specified in Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended.  Additionally, due to the fact that our common stock is listed on the Nasdaq Capital Market, we are also subject to the requirements to maintain independent directors, comply with other corporate governance requirements and are required to pay annual listing and stock issuance fees. These obligations require a commitment of additional resources including, but not limited to, additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that we may require Nasdaq approval for such transactions and/or Nasdaq rules may require us to obtain shareholder approval for such transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2013, a total of 189,054 shares of the Company's Series A Preferred Stock were converted into 189,054 shares of our common stock on a one-for-one basis.  Additionally, warrants to purchase 628,000 shares of the Company's common stock were exercised for a net of 306,763 shares of common stock (when adjusting for a cashless exercise of certain of such warrants and the payment, in shares of common stock ($993,750) and cash ($42,750), of an aggregate exercise price of $1,036,500 in connection with such exercises) and 306,763 shares of common stock were issued to the warrant holders in connection with such exercises; and options to purchase 405,000 shares of common stock were exercised for a net of 330,050 shares of common stock (when adjusting for a cashless exercise of such certain of such options and the payment, in shares of common stock, of an aggregate exercise price of $235,500, along with $12,500 of exercise prices paid in cash in connection with such exercises) and 330,050 shares of common stock were issued to the option holders in connection with such exercises.

Subsequent to the nine months ended September 30, 2013, a warrant holder exercised warrants to purchase 3,250 shares of the Company’s common stock at an exercise price of $1.75 per share for $5,688 of cash and was issued 3,250 shares of our common stock.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), for the above conversions and cashless exercises (provided that certain of the securities issued in cashless exercises of the warrants and options described above were registered on Form S-8 and did not constitute unregistered securities), as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and Section 4(2) of the Act for the cash exercises (provided that certain of the securities issued in cashless exercises of the warrants and options described above were registered on Form S-8 and did not constitute unregistered securities), since the issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

In July 2013, we entered into a settlement with a former option holder of the Company, whereby we agreed to issue the individual 13,393 shares of our restricted common stock in consideration for such individual agreeing to enter into a settlement agreement with us, releasing us from all liability in connection with an option to purchase 30,000 shares of our common stock at an exercise price of $1.55 per share, the expiration date of which option was in dispute.  The shares issued in settlement of the matter equaled the total shares which would have been due to the individual upon a cashless exercise of the option assuming it was still exercisable.  The issuance was exempt from registration pursuant to Section 4(2) of the Act since the issuance did not involve a public offering, the recipient took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipient had access to similar documentation and information as would be required in a Registration Statement under the Act.

Effective September 6, 2013, Benjamin P. Cowart, our Chief Executive Officer, President and Chairman of the Board of Directors, and our largest shareholder, along with his wife, gifted an aggregate of 54,000 shares of common stock which they beneficially owned as community property to six of their family members (9,000 shares each).

Effective September 27, 2013, the Board of Directors of the Company approved (i) the grant of non-qualified stock options to purchase an aggregate of 240,000 shares of the Company’s common stock (60,000 options each) to each of Dan Borgen, David Phillips, Christopher Stratton and Timothy Harvey, all non-executive members of the Board of Directors; (ii) the grant of incentive stock options to purchase 100,000 shares of the Company’s common stock to each of Benjamin P. Cowart and Chris Carlson, respectively, the Chief Executive Officer and Chief Financial Officer of the Company; and (iii) incentive stock options to purchase an aggregate of 75,000 shares of the Company’s common stock to Mike Stieneker, the General Manager of H&H Oil, each in consideration for services to be rendered by such persons through July 2017 (collectively, the “Options”).

The Options were granted under the Company’s 2013 Stock Incentive Plan (the “Plan”) and the Options (other than Mr. Cowart’s Options) had a term of ten years; provided that Mr. Cowart’s Options have a term of five years, subject in all cases to the terms and conditions of the Plan.  The Options vest to each individual at the rate of 1/4th of such Options per year on each of July 25, 2014, July 25, 2015, July 25, 2016 and July 25, 2017.  The Options (other than Mr. Cowart’s) had an exercise price of $2.96 per share, the mean between the highest and lowest quoted selling prices of the Company’s common stock on the NASDAQ market on the effective date of the grant of the Options (the “Market Price”); provided that Mr. Cowart’s Options had an exercise price of $3.26 per share, representing 110% of the Market Price.

The grants described above were exempt from registration pursuant to Section 4(2) of the Act, since the grants did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients (a) were “accredited investors,” (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; and/or (c) were officers and directors of the Company.  We plan to file a Form S-8 to register the shares of common stock issuable upon exercise of the options subsequent to the date of this filing.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Effective July 24, 2013, the Board of Directors of the Company formed a Risk Committee to assist the Board of Directors in connection with the oversight of the Company’s management of key risks, including strategic and operational risks, as well as the guidelines, policies and processes for monitoring and mitigating such risks in connection with, among other things, sales, market dynamics, and hedging strategies.  The Charter of the Risk Committee is filed herewith as Exhibit 99.2.  The Risk Committee currently consists of Timothy Harvey and Christopher Stratton, each independent members of the Board of Directors.

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

VERTEX ENERGY, INC.

Date: November 6, 2013	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/12	000-53619

2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/12	000-53619

3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.		8-K/A	3.1	6/26/09	000-53619

3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.		8-K	3.1	7/16/10	000-53619

3.3	Bylaws of Vertex Energy, Inc.		8-K/A	3.4	6/26/09	000-53619

10.1(+)	Tolling (Processing) Agreement with KMTEX effective July 1, 2009		10-K	10.14	12/31/04	000-53619

10.2	Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012		8-K	10.1	9/12/12	000-53619

10.3	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.2	9/12/12	000-53619

10.4	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.3	9/12/12	000-53619

10.5	Security Agreement with Bank of America, N.A. dated August 31, 2012		8-K	10.4	9/12/12	000-53619

10.6	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.5	9/12/12	000-53619

10.7	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012		10-Q	10.18	9/30/12	000-53619

10.8	Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***		10-Q	10.19	9/30/12	000-53619

10.9	Waiver and Second Amendment to Credit Agreement with Bank of America, N.A. (January 2013)		10-K	10.30	12/31/12	001-11476

10.10	Form of 2013 Stock Incentive Plan Stock Option Award***		8-K	10.1	9/30/13	001-11476

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

99.1	Glossary of Selected Terms		10-K	99.1	12/31/12	001-11476

99.2	Charter of Risk Committee*	X

101.INS++	XBRL Instance Document	X

101.SCH++	XBRL Taxonomy Extension Schema Document	X

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X

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