Form 10-Q/A
period 2013-09-30
Vertex Energy Inc.
filed 2013-11-12
CIK 890447

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Vertex Energy, Inc. (“Vertex” or the “Company”) for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission (the “Commission”) on November 6, 2013 (the “Prior Filing”), is being filed to amend Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to correct an error in the Prior Filing in connection with the tabular disclosure of our summary statements of operations information on a quarter-by-quarter basis by segment for the quarters ended September 30, June 30, and March 31, 2013, and December 31, September 30, June 30, and March 31, 2012 and 2011 (the “Table”).  Specifically, there was an error in the revenues, cost of revenues and gross profit reported for our summary information for the Black Oil segment for the third quarter ended September 30, 2013 as presented in the Table which caused such numbers to be overstated.  Other than correcting the revenues, cost of revenues and gross profit for the Black Oil division in the Table for the third quarter of 2013 (the three months ended September 30, 2013), this Amendment No. 1 does not affect any other portion of the Prior Filing. Additionally, this Amendment No. 1 does not reflect any event occurring after November 6, 2013, the original filing date of the Prior Filing.

PART I - FINANCIAL INFORMATION

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

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the quarters ended September 30, June 30, and March 31, 2013, 2012 and 2011, respectively, and the quarters ended December 31, 2012 and 2011:

Statements of Operations
	Fiscal 2013			Fiscal 2012				Fiscal 2011
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$46,830,647	$35,111,402	$33,254,801	$32,256,541	$36,195,570	$31,293,193	$34,827,939	$31,339,168	$30,301,326	$27,790,860	$20,290,925
Revenue-related parties	-	-	-	-	-	-	-	-	-	-	17,978
Total revenue	46,830,647	35,111,402	33,254,801	32,256,541	36,195,570	31,293,193	34,827,939	31,339,168	30,301,326	27,790,860	20,308,903

Cost of revenues	41,945,879	32,556,738	29,785,043	29,290,855	33,011,934	30,542,452	31,942,875	30,034,120	28,268,785	25,325,275	18,038,007

Gross profit	4,884,768	2,554,664	3,469,758	2,965,686	3,183,636	750,741	2,885,064	1,305,048	2,032,541	2,465,585	2,270,896

Reduction of Contingent Liability	-	(1,850,000)	-	-	-	-	-	-	-	-	-

Selling, general and administrative expenses	2,495,748	2,395,745	2,258,084	2,413,181	1,610,146	919,227	1,194,747	1,069,221	997,723	1,006,683	1,026,055

Acquisition related expenses	-	-	-	101,964	1,154,612	-	-	-	-	-	-

Total selling, general and administrative expenses	2,495,748	545,745	2,258,084	2,515,145	2,764,758	919,227	1,194,747	1,069,221	997,723	1,006,683	1,026,055

Income (loss) from operations	2,389,020	2,008,919	1,211,674	450,541	418,878	(168,486)	1,690,317	235,827	1,034,818	1,458,902	1,244,841

Other income (expense)
Other income (expense)	(3,949)	7,598	(15,437)	158	949	633	-	-	-	-	-
Interest expense	(95,488)	(112,999)	(106,140)	(106,348)	(28,972)	-	(44)	(4,875)	(3,593)	(25,177)	(29,041)
Total other income (expense)	(99,437)	(105,401)	(121,577)	(106,190)	(28,023)	633	(44)	(4,875)	(3,593)	(25,177)	(29,041)

Income (loss) before income tax	2,289,583	1,903,518	1,090,097	344,351	390,855	(167,853)	1,690,273	230,952	1,031,225	1,433,725	1,215,800

Income tax (expense) benefit	40,211	(12,248)	(502)	(207,000)	1,714,813	8,828	(116,000)	1,887,502	(3,000)	(22,986)	(19,703)

Net income (loss)	$2,329,794	$1,891,270	$1,089,595	$137,351	$2,105,668	$(159,025)	$1,574,273	$2,118,454	$1,028,225	$1,410,739	$1,196,097

Number of weighted average common shares outstanding:

Basic	17,715,786	17,409,034	17,079,242	12,138,229	12,255,372	10,136,941	9,434,094	8,884,681	9,187,227	8,535,111	8,440,064

Diluted	19,997,257	19,887,288	20,139,182	14,866,134	16,484,023	10,136,941	15,473,017	14,775,339	15,851,393	13,937,618	13,935,781

Statements of Operations by Segment (UNAUDITED)
	Fiscal 2013			Fiscal 2012				Fiscal 2011
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Black Oil
Revenues	$30,917,093	$20,877,198	$24,423,055	$20,660,775	$23,107,902	$22,308,780	$24,160,235	$21,182,280	$21,109,804	$17,151,091	$12,906,006

Cost of revenues	27,701,856	19,731,783	21,560,909	18,721,540	22,013,323	22,103,561	22,367,745	20,255,185	19,970,983	15,956,319	12,012,456

Gross profit	$3,215,237	$1,145,415	$2,862,146	$1,939,235	$1,094,579	$205,219	$1,792,490	$927,095	$1,138,821	$1,194,772	$893,550

Refining & Marketing
Revenues	$15,913,554	$14,234,204	$8,831,746	$11,595,766	$13,087,668	$8,984,413	$10,667,704	$10,156,888	$9,191,522	$10,639,769	$7,402,897

Cost of revenues	14,244,023	12,824,955	8,224,134	10,569,315	10,998,611	8,438,891	9,575,130	9,778,935	8,297,802	9,368,956	6,025,551

Gross profit	$1,669,531	$1,409,249	$607,612	$1,026,451	$2,089,057	$545,522	$1,092,574	$377,953	$893,720	$1,270,813	$1,377,346

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

VERTEX ENERGY, INC.

Date: November 12, 2013	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**

* Filed herewith.

** Furnished herewith.