Form 10-K
period 2013-12-31
Vertex Energy Inc.
filed 2014-03-25
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes   ☐ No   ☒

The issuer's revenues for the most recent fiscal year ended December 31, 2013 were $161,967,252.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $20,374,847.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 21,238,531 shares of common stock issued and outstanding as of March 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2014 annual meeting of shareholders (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2014 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Please see the “Glossary of Selected Terms” incorporated by reference as Exhibit 99.1 hereto, for a list of abbreviations and definitions used throughout this report.

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

Additionally, as a result of the Merger, as the successor entity of World Waste, we assumed World Waste’s filing obligations with the Securities and Exchange Commission and our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “VTNR.OB” effective May 4, 2009.  Subsequently, effective February 13, 2013, our common stock began trading on the NASDAQ Capital Market under the symbol "VTNR". Finally, as a result of the Merger, the common stock of World Waste was effectively reversed one for ten (10) as a result of the exchange ratios set forth in the Merger, and unless otherwise noted, the impact of such effective reverse stock split, created by the exchange ratio set forth above, is retroactively reflected throughout this Report.

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
We paid the following consideration for 100% of the equity interests in Acquisition Sub (i) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 million restricted shares of our common stock; and (ii) to B&S LP, $1.7 million cash consideration, representing the appraised value of certain real estate contributed by B&S LP to Acquisition Sub. Additionally, for each of the three one-year periods following September 11, 2012, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate, contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods. The first earn-out target for the one year period ending September 11, 2013 was not met and as such no earn-out payment was paid for such period.

Benjamin P. Cowart, our Chief Executive Officer, President, Chairman and largest shareholder directly or indirectly owned a 77% interest in Holdings and a 100% interest in B&S LP.  Additionally, Chris Carlson, our Chief Financial Officer, owned a 10% interest in Holdings.

We had numerous relationships and related-party transactions with Holdings and its subsidiaries prior to closing the Acquisition, including, but not limited to, our lease of a storage facility, our subletting of office space, and agreements to operate the TCEP facility and to transport and store feedstock and end products. The closing of the Acquisition eliminated these related party transactions.  The description of our operations below reflects the closing of the Acquisition, unless otherwise stated or the discussion requires otherwise.

Effective October 1, 2013 Vertex acquired a 51% interest in E-Source Holdings, LLC (“E-Source”), a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials.

The consideration paid for the acquisition of E-Source was approximately $900,000 and the right of one of the sellers (the “Earn-Out Seller”) to earn additional earn-out payments of up to 15% of E-Source’s net income before taxes, in the event certain calendar year net income thresholds are met, in calendar years 2014 through 2017, as well as a commission of 20% of the net income before taxes associated with certain future planned projects of E-Source required to be completed prior to December 31, 2014, as long as such applicable seller remains an employee of E-Source during such applicable periods.

Effective on March 14, 2014, we entered into an amendment to our acquisition agreement with the Earn-Out Seller, and mutually agreed that the lesser of (a) 20% and (b) $100,000, per calendar year of earn-out payments due the Earn-Out Seller, if any, will be payable in shares of our restricted common stock, based on the average of the five closing sales prices of the Company’s common stock on the first five trading days of each applicable calendar year (each a “Valuation”) for which the earn-out consideration relates, provided that the parties mutually agreed to use a valuation of $3.2922 per share (the “2014 Valuation Price”) for any earn-out payments relating to the 2014 calendar year and further agreed that in no event will any future calendar year Valuation be less than the 2014 Valuation Price.

Description of Business Activities:

We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products.   We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, re-refinement, and sales of aggregated feedstock and re-refined products to end users.  We operate in three divisions Black Oil, Refining and Marketing, and Recovery. Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to end customers.  Our Recovery division is a generator solutions company for the proper recovery and management of hydrocarbon streams. We operate a refining facility that uses our proprietary TCEP and we also utilize third-party processing facilities.

Black Oil Division

Our Black Oil division is engaged in operations across the entire used motor oil recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users.  We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations.  We own a fleet of 13 collection vehicles, which routinely visit generators to collect and purchase used motor oil.   We also aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.

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

Recovery Division

The Recovery division is a generator solutions company for the proper recovery and management of hydrocarbon streams. The Recovery division also provides industrial dismantling, demolition, decommissioning, investment recovery and marine salvage services in industrial facilities. The Company (through this division) owns and operates a fleet of eight trucks and heavy equipment used for processing, shipping and handling of reusable process equipment and other scrap commodities.

We currently provide our services in 13 states, primarily in the Gulf Coast and Central Midwest regions of the United States.  During the twelve month period ending December 31, 2013, we aggregated approximately 72.5 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 24.2 million gallons of used motor oil with our proprietary TCEP.

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

Thermal Chemical Extraction Process

           We own the intellectual property for our patented TCEP.  TCEP is a technology which utilizes thermal and chemical dynamics to extract impurities from used oil which increases the value of the feedstock. We intend to continue to develop our TCEP technology and design with the goal of producing additional re-refined products, including lubricating base oil.

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

The petroleum by-products industry is driven by the financial and environmental benefits of recycling, as well as by the amount of petroleum by-product generated each year.  Used oil is usually recovered and recycled in one of two ways:  (i) by burning it as an industrial fuel; or (ii) by re-refining it into higher value end products, such as lubricating base oils, fuel oil cutterstock, or transportation fuels (pursuant to the U.S. Department of Energy, July 2006 Report entitled “Used Oil Re-refining Study to Address Energy Policy Act of 2005 Section 1838”).  The market value of recycled oil is based, in large part, on its end use. In general, the market price for used motor oil that is burned as an industrial fuel is driven by the cost of competing fuels, including natural gas, while the market value of re-refined used motor oil is driven by competing petroleum products.  The extent to which the financial benefits of recycling used oil are realized is driven by operating efficiency in aggregating, storing and transporting used oil supply; the extent to which the used oil is re-refined; and the price spread between natural gas and crude oil.

In the U.S., we believe that of the 1.3 billion gallons of used oil generated annually approximately 200 million gallons are improperly disposed, 200 – 250 million gallons are re-refined into lubricating base oils, 150 - 200 million gallons are re-refined into intermediate products with grades slightly lower than base oil, and 650 – 750 million gallons are burned as an industrial fuel source.  We believe that the amount of used oil being re-refined into base oils and intermediate products in the U.S. will increase in 2014 as additional re-refining capacity comes on-line.  As of the date of this Report, the approximate market price for used oil is $1.80 per gallon, the approximate market price of intermediate re-refined products ranges from $2.00 to $3.00,  and the approximate price for lubricating base oil ranges from $3.50 to $4.50 per gallon, representing a U.S. market size of  $2.4 - $2.8 billion for recycled oil.

As with the financial benefits of recycling used oil, the environmental benefits are also driven by its end use. Environmental regulations prohibit the disposal of used oil in sewers or landfills because used motor oil is insoluble and contains heavy metals and other contaminants that make it detrimental to the environment if improperly disposed; one gallon of used oil can contaminate up to 1 million gallons of fresh drinking water.  Compared to burning used oil as an industrial fuel, re-refined oil significantly reduces the amount of toxic heavy metals and greenhouse gases and other pollutants introduced into the environment.  In addition, the use of re-refined motor oil conserves petroleum that would have otherwise been refined into virgin base stock oil.

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

Our Competitive Strengths

Large, Diversified Feedstock Supply Network.

We obtain our feedstock supply through a combination of direct collection activities and purchases from third-party suppliers.  We believe our balanced direct and indirect approach to obtaining feedstock is highly advantageous because it enables us to maximize total supply and reduce our reliance on any single supplier and the risk of not fulfilling our minimum feedstock sale quotas.  We collect feedstock directly from over 2,500 generators including oil change service stations, automotive repair

shops, manufacturing facilities, petroleum refineries and petrochemical manufacturing operations, as well as brokers.   We aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.

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

Proprietary Technology.

Our proprietary TCEP technology produces a fuel oil cutterstock for the fuel oil market or a refining feedstock. We are able to build TCEP re-refining facilities at a significantly lower cost than conventional re-refineries.  We estimate the cost to build a TCEP plant with capacity of up to 50 million gallons at approximately $10 - $15 million, whereas a similar sized base oil plant with vacuum distillation towers and a hydrotreater can cost in excess of $50 million. We believe this cost differential is a significant competitive advantage because it will enable us to economically expand our geographic footprint and move closer to new feedstock sources and end-customers, which will lower our transportation costs.

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

Scale of Operations.

We believe that the size and scale of our operations is a significant competitive advantage when competing for new business and maintaining existing customer relationships.  Price is one of the main competitive factors in the feedstock collection industry and because we are able to effectively leverage our fixed operating costs and economies of scale, we believe that our prices are competitive.  Through our network of suppliers and customers, we aggregate a large amount of feedstock, which enables us to enter into minimum purchase and sale contracts as well as accept large volume orders year-round.  We believe this is a competitive advantage because it minimizes our suppliers’ inventory risk and ensures our customers’ minimum order volumes are satisfied.  In addition, we believe our end customers prefer to work with an exclusive supplier rather than manage multiple customer relationships.

Diversified End Product Sales.

We believe that the diversity of the products we sell reduces our overall risk and exposure to price fluctuations.  Prices for petroleum based products can be impacted significantly by supply and demand fluctuations which are not correlated with general commodity price changes.  For instance, in a rising commodity price environment with a significant over-supply of base oil, the price of base oil may fall precipitously while the price of gasoline increases.  We offer a diversified product mix consisting of used motor oil, fuel oil, pygas, and gasoline blendstock.  We can also control our mix of end products by choosing to either resell collected feedstock or re-refine it into a higher-value product.

Management Team.

We are led by a management team with expertise in petroleum recycling, finance, operations, and re-refinement technology.  Each member of our senior management team has more than 15 years of industry experience.  We believe the strength of our management team will help our success in the marketplace.

Our Business Strategy

The principle elements of our strategy include:

Pursue Strategic Acquisitions and Partnerships

 We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets.  Our executive team has a proven ability to evaluate resource potential and identify acquisition targets. The acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of TCEP.  We also intend to diversify our revenue by acquiring complementary recycling service businesses, refining assets and technologies, and other vertically integrated businesses or assets. We believe we can realize synergies on acquisitions by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.

Expand Feedstock Supply Volume

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

Broaden Existing Customer Relationships and Secure New Large Accounts

We intend to broaden our existing customer relationships by increasing sales of used motor oil and re-refined products to these accounts. In some cases, we may also seek to serve as our customers’ primary or exclusive supplier.  We also believe that as we increase our supply of feedstock and re-refined products we will have the opportunity to secure larger customer accounts that require a partner who can consistently deliver high volumes.

Re-Refine Higher Value End Products

We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher value end products, including assets or technologies which complement TCEP.  Currently, we are using TCEP to re-refine used oil feedstock into cutter stock for use in the marine fuel market.  We believe that continued improvements to our TCEP technology and investments in additional technologies will enable us to upgrade feedstock into higher value end products, such as fuels and lubricating base oil, that command higher market prices than the current re-refined products we produce.

Expand TCEP Re-Refining Capacity

We intend to expand our TCEP capacity by building additional TCEP facilities to re-refine feedstock.  We believe the TCEP technology has a distinct competitive advantage over conventional re-refining technology because it produces a high-quality fuel oil product, and the capital expenditures required to build a TCEP processing plant are significantly lower than a comparable conventional re-refining facility.  By continuing the transition from our historical role as a value-added logistics provider to operating as a re-refiner, we believe we will be able to leverage our feedstock supply network and aggregation capabilities to upgrade a larger percentage of our feedstock inventory into higher value end products, which we believe should lead to increased revenue and gross margins. We intend to build TCEP facilities near the geographic location of substantial feedstock sources that we have relationships with through our existing operations or from an acquisition.  By establishing TCEP facilities near proven feedstock sources, we will seek to lower our transportation costs and lower the risk of operating plants at low capacity.

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

In our capacity as a broker of used oil, we work with approximately 50 suppliers that collect used oil from businesses such as those mentioned above.  We are party to four feedstock purchase agreements with separate third parties, pursuant to which such third parties have agreed to supply us with feedstock.  These agreements provide for us to purchase a range of volumes from the seller in the normal course of business up to approximately 1.5 million gallons per month.  These agreements operate on a month-to-month basis, and certain agreements provide for a month-to-month extension after the termination date.  The purchase price per gallon for each agreement is based on a discount to the market price of certain average weekly oil prices listed on the “Platts Oilgram Price Report.”  These feedstock purchase agreements represented approximately 40% of the 45 million gallons of feedstock we aggregated during the twelve month period ending December 31, 2013.

Customers

The Black Oil division sells used oil and other feedstock to numerous customers in the Gulf Coast and Midwest regions of the United States.  The primary customers of its products are blenders and industrial burners, as described above as well as re-refiners of the feedstock.  The Black Oil division is party to various feedstock sale agreements whereby we sell used oil feedstock to third parties. The agreements provide for us to sell certain minimum gallons of used oil feedstock per month at a price per barrel equal to our direct costs, plus certain commissions, based on the quality and quantity of the used oil we supply.

We are party to a supply agreement which requires us to provide between 40,000 and 60,000 barrels of marine fuel cutterstock per month to a separate buyer pursuant to a 24 month contract which expires in August 2014, which provides that the buyer pay us a price per gallon based on a premium to the market price of certain average weekly oil prices listed on the “Platts Oilgram Price Report”.

The Recovery division does not rely solely on contracts, but mainly on the spot market as well as a strategic network of customers and vendors to support the purchase and sale of its products which are commodities. It also relies on project based work which it bids on from time to time of which there is no guarantee or assurance of repeat business. The E-Source business which is part of the Recovery division relies heavily on numerous Master Service Agreements which it has in place with large facilities, such as power plants, petroleum refineries and major industrial clients.

KMTEX Tolling Agreement

On or around April 17, 2013, and effective June 1, 2012, we entered into a new Tolling Agreement with KMTEX, LLC (“KMTEX” and the “Tolling Agreement”).  The Company was previously party to a tolling agreement with KMTEX which expired pursuant to its terms on June 30, 2010, provided that the parties had continued to operate under the terms of the expired agreement until their entry into the April 2013 Tolling Agreement.

Pursuant to the Tolling Agreement, KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX, into more valuable feedstocks, including pygas, gasoline blend stock and MDO/cutter stock. The Tolling Agreement expires on June 30, 2014 (the “Initial Term”), provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the Initial Term (or any Extension Term, defined below), the agreement automatically renews for a successive one (1) year period (an "Extension Term"). The Tolling Agreement can be automatically extended for up to six (6) Extension Terms.  However, either party can terminate the Tolling Agreement at any time with ninety (90) days prior written notice for any reason and with thirty (30) days written notice upon the occurrence of certain material termination events as described in greater detail in the agreement. In connection with and pursuant to the Tolling Agreement, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees.  Each year of the agreement, beginning on the 12 month anniversary of the effective date, the parties agreed to review and increase the fees provided for in the agreement in accordance with among other things, various consumer price index benchmarks, as mutually agreed.

The Tolling Agreement also provides that, for materials delivered to KMTEX by rail, barge, drum, or truck, KMTEX is required to obtain the Bill of Lading and Material Safety Data Sheet that accompany such materials and not accept any materials not accompanied by a Uniform Hazardous Waste Manifest (promulgated by the Environmental Protection Agency or other Federal or State Government). The Company is also required to indemnify KMTEX against the acceptance of any material later classified as a hazardous waste.  The agreement requires KMTEX to be responsible for all leaks, spills, discharges and releases which occur in connection with the performance of the agreement, except due to the Company’s gross negligence.  Finally, the agreement requires each party to indemnify the other against any liability as a result of death or bodily injury to any person, destruction or damage to property, contamination of, adverse effects on, or imminent or substantial endangerment of, or release or threat of release into the environment, or any threatened or actual release of hazardous substance, or any violation or alleged violation of or liability under any governmental laws, regulations, rules or orders to the extent caused by, arising out of or in any manner connected with such indemnifying party’s negligent acts, omissions, breaches of the agreement or failure to comply with applicable laws in the performance of thereof, subject to certain exclusions described in the agreement.

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

Employees

We and our wholly and majority owned subsidiaries have 154 full-time employees.  We believe that our relations with our employees are good.

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

Recent Events

On March 17, 2014, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, Vertex Refining LA, LLC and Vertex Refining NV, LLC, both newly-formed wholly-owned subsidiaries of the Company, Omega Refining, LLC (“Omega Refining”), Bango Refining NV, LLC (“Bango Refining”) and Omega Holdings Company LLC (“Omega Holdings” and collectively with Omega Refining and Bango Refining, “Omega” or the “sellers”).

Pursuant to the Purchase Agreement, we agreed to acquire certain of Omega’s assets related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services.  Specifically, the assets include Omega’s Marrero, Louisiana and Bango, Nevada, re-refineries (which re-refine approximately 80 million gallons of used motor oil per year).  Additionally, the Marrero, Louisiana plant produces vacuum gas oil (VGO) and the Bango, Nevada plant produces base lubricating oils.  Omega also operates Golden State Lubricants Works,

LLC (“Golden State”), a strategic blending and storage facility located in Bakersfield, California, which is included in the acquisition.  In connection with the acquisition, we will also be acquiring certain of Omega’s prepaid assets and inventory.

The acquisition is planned to close in two separate closings, the first of which relating to the acquisition of Omega Refining and ownership of Golden State, is expected to close by April 15, 2014 (the “Initial Closing”), and the second of which relating to the acquisition of Bango Refining, is expected to close on or around August 2014, subject to certain closing conditions being met (the “Final Closing“).  Our obligation to consummate the Final Closing is subject to among other things, that the Bango plant operated by Bango Refining be fully restored and operational, as well as the plant meeting certain used motor oil proceeding run rates and that there is no adverse claims or legal proceedings related to an accident that occurred at the Bango plant in December 2013.

The purchase price payable at the Initial Closing is $30,750,000 in cash and the issuance of 500,000 shares of our common stock, subject to adjustment in the event minimum inventory levels are not met at closing.  Additionally, we have agreed to assume certain capital lease obligations and other liabilities relating to contracts and leases of Omega Refining.

The amount due at the Final Closing, in consideration for the acquisition of Bango Refining, will be the assumption of the Bango Note (defined below), the issuance of 1,500,000 shares of our common stock of which 1,000,000 shares (with an agreed value of $3.2301 per share or $3,230,100) will be held in escrow and used to satisfy indemnification claims, and are further subject to adjustment in the event minimum inventory levels are not delivered at the Final Closing, and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Bango Refining.  A portion of the Escrow Shares will be released from escrow, subject to outstanding claims, on September 15, 2015, and the remainder will be released on the 18 month anniversary of the Final Closing.  Subject to certain negotiated exceptions for excluded liabilities, taxes and other fundamental items, the sellers’ indemnification obligations are capped at $5 million.

We are also obligated to provide the sellers with a $1.6 million short term line of credit, bearing 9.5% interest per year, to fund the operations of Bango Refining between the Initial Closing and Final Closing.  The line of credit must be paid down to a maximum balance of $600,000 at the Final Closing and must be fully repaid on or before March 31, 2015. Additionally, we are to receive a secured promissory note jointly issued by Omega Refining and Bango Refining, equal to the amount that the consideration paid by us at the Initial Closing exceeds 2/3rds of the total enterprise value of Omega (estimated to be in the amount of approximately $5.7 million to $5.8 million), which will not accrue any interest for six months and will accrue interest at the rate of 9.5% thereafter and will be due on the Final Closing date (the “Bango Note”).  Finally, we will provide an interim loan of up to $1.25 million between the Initial Closing and Final Closing to Bango Refining in order for that entity to complete certain capital expenditures, which will increase the outstanding Bango Note amount which will be satisfied at the Final Closing.

The consideration payable in connection with the acquisition is subject to customary adjustments prior to the closings depending on certain criteria, including the amount of inventory delivered by the sellers at the closings.

The sellers also have the right to earn additional earn-out consideration in the event certain EBITDA targets are met by (a) Bango Refining during the years ended December 31, 2015 and 2016 (which targets begin at $3.5 million of EBITDA per year), of up to an aggregate of $9 million (payable in shares of the Company’s common stock equal to the volume-weighted average of the regular session closing prices per share of the Company’s common stock on the NASDAQ Capital Market for the ten (10) consecutive trading days prior to the applicable due date of such payments, provided, however, in no event shall the VWAP be less than $3.15 per share or more than $10.00 per share, as adjusted for any stock splits or recapitalizations) and (b) Omega Refining during any twelve month period during the eighteen month period commencing on the first day of the first full calendar month following the Initial Closing date (which targets begin at $8 million of EBITDA during such twelve month period) of up to 940,995 shares of common stock of the Company, in each case subject to adjustment for certain capital expenditures.  Notwithstanding the above, the maximum number of shares of common stock to be issued pursuant to the Purchase Agreement cannot (i) exceed 19.9% of the outstanding shares of common stock outstanding on March 17, 2014, (ii) exceed 19.9% of the combined voting power of the Company on March 17, 2014, or (iii) otherwise exceed such number of shares of common stock that would violate applicable listing rules of the NASDAQ Stock Market in the event the Company’s stockholders do not approve the issuance of such shares (the “Share Cap”).  In the event the number of shares to be issued under the Purchase Agreement exceeds the Share Cap, then the Company is required to instead pay any such additional consideration in cash or obtain the approval of the Company’s stockholders under applicable rules and requirements of the NASDAQ Capital Market for the additional issuance of shares.

Finally, pursuant to the acquisition, (a) the sellers will agree to enter into a non-competition agreement whereby they will agree not to compete against us in connection with the acquired businesses, or to solicit active customers of the acquired businesses for a period of five years and (b) certain of the employees of the sellers will agree to enter into three year employment agreements with our newly formed subsidiaries.

Additionally, we are required to file a registration statement within thirty days of the Initial Closing and obtain effectiveness of the registration statement within ninety days of the filing date, registering the shares of common stock issuable to Omega in connection with the acquisition.  In the event we fail to file the registration statement or obtain effectiveness of the registration within the time periods set forth in the Purchase Agreement, we are required to pay damages for each thirty (30) day period until cured, equal to that number of shares of common stock as equals 1% of the aggregate number of shares of common stock issued to Omega, however, we are not obligated to pay any liquidated damages if we are unable to fulfill our registration obligations as a result of rules, regulations, positions or releases or actions taken by the Securities and Exchange Commission.

The Purchase Agreement may be terminated at any time prior to the Initial Closing by mutual written agreement of the parties; by us or Omega (provided the terminating party is not in breach of the Purchase Agreement), if the Initial Closing has not been consummated by April 15, 2014; by any party if the transactions contemplated by the Purchase Agreement become illegal or are prohibited by law; by the non-breaching party if either the Company or Omega materially breaches their obligations under the Purchase Agreement, and if capable of being cured, is not cured within the time periods set forth in the Purchase Agreement.

The closings are subject to the satisfaction of certain customary closing conditions, including, but not limited to us raising the funds required to complete the acquisition, which may not be available on favorable terms, if at all. The Purchase Agreement contains customary representations, warranties, covenants and indemnities by the parties thereto. Craig-Hallum Capital Group LLC is acting as exclusive financial advisor to us in connection with the acquisition and has provided a fairness opinion to the Board of Directors in connection with the transaction.

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

We have two patents registered with the U.S. Patent and Trademark Office relating to our TCEP technology:

•	"System For Making A Usable Hydrocarbon Product From Used Oil" (#8,613,838), which was granted on December 24, 2013; and

•	“Method for making a usable hydrocarbon product from used oil” (#8,398,847), which was granted on March 19, 2013.

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

GENERAL RISKS RELATING TO OUR COMPANY

We face risks associated with the integration of the businesses, assets and operations recently acquired from E-Source Holdings, LLC and Vertex Holdings, L.P.

As described above under “Business” – “Material Acquisition”, we previously acquired substantially all of the assets and operations of Holdings in September 2012. Those assets and operations included CMT, which operates a 19-acre bulk liquid storage facility on the Houston Ship Channel; Crossroad, which is a transportation carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and waste streams; Vertex Recovery which collects and recycles used oil and residual materials from large regional and national customers throughout the U.S. and Canada; and H&H Oil, which collects and recycles used oil and residual materials from customers based in Austin, Baytown, and Corpus Christi, Texas. These represented new business lines and operations for us and while our management has significant prior experience in connection with the operations and management of these acquired businesses, we cannot assure you that we will be able to successfully integrate the acquisitions into our operations or that such acquisitions will positively affect our operations and cash flow. Acquisitions such as these involve numerous risks, including difficulties in the assimilation of the acquired businesses. The consolidation of our operations with the operations of the acquired companies, including the consolidation of systems, procedures, personnel and facilities and the achievement of anticipated cost savings, economies of scale and other business efficiencies presents significant challenges to our management. The acquisition of the acquired businesses and/or our failure to successfully integrate the acquired businesses could have an adverse effect on our liquidity, financial condition and results of operations.

We may be required to pay substantial additional amounts of consideration to Holdings in the event certain adjusted EBITDA targets are met by us.  There may also be actual or perceived conflicts of interest with management regarding such targets and amounts due in connection therewith.

We acquired substantially all of the assets and liabilities of Holdings on September 11, 2012 pursuant to the Acquisition. Concurrent with the closing of the transactions contemplated in the Acquisition, we paid the following purchase price (the “Purchase Price”) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 restricted shares of our common stock; and to B&S LP, approximately $1.7 million in cash, representing the appraised value of certain owned real property.  Additionally, for each of the three one-year periods following the closing date, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate (the “Earn-Out Payments”), contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods, provided that the Company failed to meet the targeted EBITDA for the first year’s Earn-Out Payment, and as such, there are $4.4 million of potential Earn-Out Payments currently remaining.  In the event we meet the required adjusted EBITDA targets and are required to pay Holdings the Earn-Out Payments, it could have a material adverse effect on our liquidity, the funds we have available for future expansion and our results of operations. As of December 31, 2013, it has been determined that the 2013 earnings target will not be met and the contingent consideration has been reduced by $1,850,000, which represents the discounted cash flow for year one. It has also been determined that there is a 25% probability that the 2014 earnings target will not be met and the contingent consideration has been reduced by $388,750, which represents 25% of the discounted cash flows for year two. As part of the consideration paid in connection with the acquisition of E-Source, if certain targets are met, the Company has to pay the seller approximately $260,000 annually in 2014, 2015, 2016 and 2017. The Company has recorded contingent consideration of $748,000, which is the discounted cash flows of the earn-out payments.

Holdings was a related party controlled by Benjamin P. Cowart, our President, Chairman and largest shareholder, who owned directly or indirectly a 77% interest in Holdings.  Additionally, Chris Carlson, our Chief Financial Officer, owned a 10% interest in Holdings and certain other of our employees (including Greg Wallace, our Vice President of Refining and Marketing) had a beneficial ownership interest in Holdings. Due to the structure of the earn-out payments, Mr. Cowart, Mr. Carlson and the other employees who will receive these payments have an incentive to increase our EBITDA in the periods covered in order to facilitate earn-out payments. They may therefore have an incentive to take steps to increase our EBITDA in the relevant periods at the expense of our future growth and long-term expansion.  Consequently, the earn-out payments and/or the structure thereof may cause actual or perceived conflicts of interest between Mr. Cowart, Mr. Carlson and certain of our other employees, our company and our other shareholders.

We have substantial indebtedness which could adversely affect our financial flexibility and our competitive position.

We have a significant amount of outstanding indebtedness. As of December 31, 2013, we owed approximately $14.1 million in accounts payable.  Additionally, on September 11, 2012, we entered into a Credit Agreement with Bank of America, N.A. (the “Lender”) effective as of August 31, 2012 pursuant to which we borrowed a total of $8.5 million under a Term Note (the “Term Note”) and $8.75 million under a Revolving Note, the majority of which funds were immediately used to pay Holdings the acquisition price and other expenses associated with the Acquisition in September 2012.  As of December 31, 2013, we owed $6.2 million under the Term Note and nothing under the Revolving Note. Amounts borrowed under the Term Note and Revolving Note (the “Revolving Note”, and together with the Term Note, the “Notes”) bear interest at our option at the lesser of the Lender’s prime commercial lending rate then in effect or the LIBOR rate in effect plus 2.75%.  Accrued and unpaid interest on the Term Note is due and payable monthly in arrears and all amounts outstanding under the Term Note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,667 are due and payable on the Term Note, monthly in arrears on the last day of each month beginning September 30, 2012, and continuing thereafter until the maturity date. Accrued and unpaid interest on the Revolving Note is due and payable monthly in arrears and all amounts outstanding under the Revolving Note are due and payable on August 31, 2014.

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

We will need additional capital to complete our pending acquisition and future acquisitions and our ability to obtain the necessary funding is uncertain.

We will need to raise additional funding to complete our pending acquisition of Omega’s assets and may need to raise additional funds through public or private debt or equity financing or other various means to fund our operations, or acquire assets and business in the future. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

There is no guarantee that the proposed acquisition of Omega’s assets will be completed; the failure to acquire the Omega assets could adversely affect our business and results of operations; and we could owe significant earn-out payments or registration penalties in connection with such acquisition, if completed, in the future.

We entered into the Purchase Agreement pursuant to which we have agreed to purchase substantially all of the assets of Omega (as described in greater detail above under “Item 1. Business” - “Recent Events”).   The acquisition is planned to close in two separate closings, with the Initial Closing occurring on April 15, 2014 and the Final Closing occurring in or around August 2014, subject to certain closing conditions being met. Our obligation to consummate the Final Closing is subject to among other things, that the Bango plant operated by Bango Refining be fully restored and operational, as well as the plant meeting certain used motor oil proceeding run rates and that there is no adverse claims or legal proceedings related to an accident that occurred at the Bango plant in December 2013. The purchase price payable at the Initial Closing is $30,750,000 in cash and the issuance of 500,000 shares of our common stock, subject to adjustment in the event minimum inventory levels are not met at closing. Additionally, we have agreed to assume certain capital lease obligations and other liabilities relating to contracts and leases of Omega Refining. The amount due at the Final Closing, in consideration for the acquisition of Bango Refining, will be the assumption of an outstanding note payable by Bango, the issuance of 1,500,000 shares of our common stock of which 1,000,000 shares (with an agreed value of $3.2301 per share or $3,230,100) will be held in escrow and used to satisfy indemnification claims, and are further subject to adjustment in the event minimum inventory levels are not delivered at the Final Closing, and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Bango Refining. A portion of the Escrow Shares will be released from escrow, subject to outstanding claims, on September 15, 2015, and the remainder will be released on the 18 month anniversary of the Final Closing. Subject to certain negotiated exceptions for excluded liabilities, taxes and other fundamental items, the sellers’ indemnification obligations are capped at $5 million.

The sellers also have the right to earn additional earn-out consideration in the event certain EBITDA targets are met by (a) Bango Refining during the years ended December 31, 2015 and 2016 (which targets begin at $3.5 million of EBITDA per year), of up to an aggregate of $9 million (payable in shares of the Company’s common stock equal to the volume-weighted average of the regular session closing prices per share of the Company’s common stock on the NASDAQ Capital Market for the ten (10) consecutive trading days prior to the applicable due date of such payments, provided, however, in no event shall the VWAP be less than $3.15 per share or more than $10.00 per share, as adjusted for any stock splits or recapitalizations) and (b) Omega Refining during any twelve month period during the eighteen month period commencing on the first day of the first full calendar month following the Initial Closing date (which targets begin at $8 million of EBITDA during such twelve month period) of up to 940,995 shares of common stock of the Company, in each case subject to adjustment for certain capital expenditures, in each case subject to the Share Cap.

Finally, we are required to file a registration statement within thirty days of the Initial Closing and obtain effectiveness of the registration statement within ninety days of the filing date, registering the shares of common stock issuable to Omega in connection with the acquisition.  In the event we fail to file the registration statement or obtain effectiveness of the registration within the time periods set forth in the Purchase Agreement, we are required to pay damages for each thirty (30) day period until cured, equal to that number of shares of common stock as equals 1% of the aggregate number of shares of common stock issued to Omega, however, we are not obligated to pay any liquidated damages if we are unable to fulfill our registration obligations as a result of rules, regulations, positions or releases or actions taken by the Securities and Exchange Commission.

The completion of the acquisition is subject to customary closing conditions and other requirements as summarized above which are required to be completed prior to the Final Closing. Such conditions to closing may not be met. We may not be able to raise the required funds to close the acquisition, such funds may not be available on favorable terms, if at all, or the acquisition or the Final Closing associated therewith may not be completed.  This acquisition represents a significant business opportunity for us.  If the acquisition is completed, we could be forced to pay significant earn-out payments to the sellers if the required EBITDA targets are met, which could decrease the amount of funds we have available for working capital. Additionally, if the acquisition closes and we fail to meet the registration requirements and time line associated with the shares issuable in connection with the acquisition, we could be forced to pay significant penalties to the sellers. If we fail to complete the acquisition (or any part thereof) or the acquisition is not successful, our anticipated business and results of operations could be adversely affected.

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.

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

The Credit Agreement also includes customary events of default for facilities of similar nature and size as the Credit Agreement and also provides that an event of default occurs if (a) Benjamin P. Cowart, our Chief Executive Officer, Chairman of the Board and largest shareholder, ceases to be actively involved in our day-to-day management or operations or if Mr. Cowart ceases to own and control at least 25% of our equity interests ; (b) we cease at any time to own and control 100% of the assets acquired from Holdings or Vertex II GP, LLC (“Vertex GP”), our wholly-owned subsidiary formed for the purpose of the transaction, ceases to be the sole general partner of the partnerships acquired; (c) an agreement, letter of intent, or agreement in principle is executed with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, could reasonably be expected to result in either (a) or (b), above; or (d) a default occurs under the lease agreement for certain premises leased by CMT.

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

Our obligations under the Credit Agreement and Notes are secured by a first priority security interest in substantially all of our assets, including those assets and properties acquired in connection with the closing of the Acquisition, which was granted pursuant to our and certain of our subsidiaries’ entry into security agreements with the Lender.  Additionally, substantially all of our subsidiaries agreed to guarantee our obligations under the Credit Agreement. As such, if an event of default occurs under the Credit Agreement, the Lender may enforce its security interest over our assets and/or our subsidiaries which secure the repayment of such obligation, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the company could become worthless.

If we are unable to maintain a credit facility, it could have an adverse effect on our business.

We have historically been able to maintain lines of credit and other credit facilities similar to the Credit Agreement with the Lender and other lenders.  We rely heavily on the availability and utilization of these lines of credit and credit facilities for our operations and for the purchase of inventory.  If we are unable to renew or replace our facility or are unable to borrow funds under such facility or any future facility), for any reason, either due to having no available funds remaining under the facility and/or upon any default of the facility, we may be forced to curtail or abandon our current and/or future planned business operations.

We may be required to pay significant bonuses to our material employees.

Pursuant to our employment agreement, as amended, with Greg Wallace, our Vice President of Refining and Marketing, in the event we earn “Adjusted Gross Margin” (equal to gross margin  minus general and administrative overhead directly related to the segments of our Refining and Marketing divisions which relate to business conducted in Port Arthur, Texas, and which are managed by Mr. Wallace and excluding TCEP), for the years ended December 31, 2011, 2012, 2013 or 2014, we agreed to pay Mr. Wallace a bonus equal to 10% of such Adjusted Gross Margin for each applicable year.    For the year ended December 31, 2011, a total of $247,739 was due to Mr. Wallace which bonus was paid during 2012. Additionally, in the event that year-end Adjusted Gross Margin exceeds certain pre-approved thresholds ($2,477,393 in the 2012 year and $3,116,663 in the 2013 year), Mr. Wallace is able to earn an additional bonus equal to 5% of Adjusted Gross Margin.  For the year ended December 31, 2012, a total of $343,630 was due to Mr. Wallace, which was paid throughout fiscal 2013 pursuant to the agreement terms. For the year ended December 31, 2013, a total of $284,958 was due to Mr. Wallace, which will be paid throughout fiscal 2014 pursuant to the agreement terms. We also agreed to pay Mr. Wallace a bonus of 15% of any Adjusted Gross Margin for the year ended December 31, 2015.   Mr. Wallace ceases to earn any bonuses upon such time as his employment with us is terminated.  As such, Mr. Wallace may have an incentive to take steps to increase Adjusted Gross Margin at the expense of our future growth and long-term expansion.  Consequently, Mr. Wallace’s bonus structure may cause actual or perceived conflicts of interest between Mr. Wallace, us and our other shareholders. Payment of the bonuses to Mr. Wallace could have a material adverse effect on our liquidity, the funds we have available for future expansion and our results of operations.

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

This is exacerbated by the fact that four companies represented approximately 40%, 10%, 9%, and 8% of our revenues. As a result, if we were to lose any of our largest revenue producing relationships, we may be forced to expend additional resources attempting to secure replacement relationships, which may not be on as favorable terms as our current relationships, if such relationships can be secured at all.

A significant portion of our historical revenues are a result of our agreement with KMTEX.

We have an agreement in place with KMTEX, which specializes in the custom processing of petrochemicals and other chemicals. Our services include terminal storage and expert project management in materials handling, distillation, filtration, molecular sieve, and reaction chemistry, pursuant to which KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX to process into more valuable feedstocks, including pygas, gasoline blendstock and cutterstock, which agreement expires on June 30, 2014, subject to automatic renewals in the event neither party provides notice of termination of the agreement.    If KMTEX were to terminate our relationship and/or not agree to renew our agreement with it, we would be forced to spend resources attempting to locate another party which we could supply our feedstock which could take substantial time, if such alternative party is even available. If we are able to find another contracting party, the terms of the understanding or agreement with such contracting party may be on terms less favorable to us and/or may force us to transport our feedstock a greater distance.  As a result of the above, if we were to lose our relationship with KMTEX our expenses may increase, our results of operations may decrease and/or it may cause us to curtail or abandon our business plans, all of which would likely cause the value of our securities to decrease in value.

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

Environmental laws also govern the presence, maintenance and removal of asbestos-containing building materials, or ACBM, and may impose fines and penalties for failure to comply with these requirements. Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building or plant. In addition, the presence of ACBM in our properties or plants may expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos).

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

Our Recovery division participates from time to time in one-time projects, which could create fluctuations in revenue and gross profit from quarter to quarter.

Our Recovery division periodically participates in one-time, non-ongoing projects and therefore we expect to see fluctuations in revenue and gross profit from this division from quarter to quarter and period to period. Consequently, the results of operations, net income, revenue and gross profit for our Recovery division for any quarter or period may not be indicative of the results of operations, net income, revenue and gross profit for any subsequent quarter or period.
The dismantling, demolition, decommission and marine salvage operations of our Recovery division subjects us to operational and safety risks.
Our Recovery division provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. The division also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. Such operations could potentially result in releases of hazardous materials, injury or death of our employees or third parties, environmental contamination claims, and claims for damage to property both from third parties and our customers and clients. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, and property damage or destruction. While we seek to minimize and obtain insurance to limit our exposure to such risks, such actions and insurance may not be adequate to cover all of our potential liabilities and such insurance may not in the future be available at commercially reasonable rates. If we were to incur substantial liabilities in excess of policy limits or at a time when we were not able to obtain adequate liability insurance on commercially reasonable terms, our business, results of operations and financial condition could be adversely affected to a material extent. Furthermore, should our safety record deteriorate, we could be subject to a potential reduction of revenues from our Recovery division.
Our operations are subject to numerous statutory and regulatory requirements, which may increase in the future.
Our operations are subject to numerous statutory and regulatory requirements, and our ability to continue to hold licenses and permits required for our businesses is subject to maintaining satisfactory compliance with such requirements. These requirements may increase in the future as a result of statutory and regulatory changes. Although we are very committed to compliance and safety, we may not, either now or in the future, be in full compliance at all times with such statutory and regulatory requirements. Consequently, we could be required to incur significant costs to maintain or improve our compliance with such requirements.
We may also assume additional environmental liabilities as part of further acquisitions. Although we will endeavor to accurately estimate and limit environmental liabilities presented by the businesses or facilities to be acquired, some liabilities, including ones that may exist only because of the past operations of an acquired business or facility, may prove to be more difficult or costly to address than we then estimate. It is also possible that government officials responsible for enforcing environmental laws may believe an environmental liability is more significant than we then estimate, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address it.

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

We transport our feedstock, refined oil and re-refined oil, with trucks and by rail. As a result, increases in shipping and transportation costs caused by increases in oil, gasoline and diesel prices have a significant impact on our operating expenses. The price and supply of oil and gas is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, natural disasters, supply and demand for oil and natural gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. A significant increase in transportation or fuel costs could lower our operating margins and negatively impact our profitability.

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

Our strategy includes pursuing acquisitions, partnerships and joint ventures and our potential inability to successfully integrate newly-acquired companies or businesses, or successfully manage our partnerships and joint ventures may adversely affect our financial results.

In the future, we may seek to grow our business by investing in new or existing facilities or technologies, making acquisitions (similar to the pending acquisition of the Omega assets described above) or entering into partnerships and joint ventures. Acquisitions, partnerships, joint ventures or investments may require significant managerial attention, which may divert management from our other activities and may impair the operation of our existing businesses. Any future acquisitions of businesses or facilities could entail a number of additional risks, including:

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

We may also assume liabilities and environmental liabilities as part of acquisitions (including the Omega acquisition). Although we will endeavor to accurately estimate and limit liabilities and environmental liabilities presented by the businesses or facilities to be acquired, some liabilities, including ones that may exist only because of the past operations of an acquired business or facility, may prove to be more difficult or costly to address than we then estimate. It is also possible that government officials responsible for enforcing environmental laws may believe an environmental liability is more significant than we then estimate, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address it. We may have no recourse, or only limited recourse, to the former owners of such properties in the event such liabilities are present. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.

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

Disruptions to infrastructure and our and our partner’s facilities could materially and adversely affect our business.

Our business depends on the continuing availability of road, railroad, port, storage and distribution infrastructure and our re-refining facilities. Any disruptions in this infrastructure network or such re-refining facilities, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely on third parties to maintain the rail lines from our plants to the national rail network, and any failure by these third parties to maintain the lines could impede the delivery of products, impose additional costs and could have a material adverse effect on our business, results of operations and financial condition. For example, previous damage to our terminal facility located at Cedar Marine Terminal in Baytown, Texas as a result of Hurricane Ike in 2008 (which caused the terminal to temporarily be out of operation) resulted in increased costs associated with the shipping of feedstock through third-party contractors, thereby raising the overall cost of the feedstock and lowering our margins. Additional hurricanes or natural disasters in the future could cause similar damage to our infrastructure, prevent us from generating revenues while such infrastructure is undergoing repair (if repairable) and/or cause our margins and therefore our results of operations to be adversely affected.

Additionally, we have occasionally had to take our TCEP facility offline to refurbish and upgrade such facility.  Any prolonged period during which the TCEP facility or any facilities we acquire in the future are non-operational or operational on a limited basis due to the decision to refurbish or upgrade such facilities, or any other reason, including problems with the facilities, could adversely affect our revenues and results of operations.  Furthermore, any period during which KMTEX’s facilities or our future facilities (if any) are offline could have an adverse effect on our revenues, force us to seek alternative re-refining facilities (which may be more expensive or require us to transport our feedstock over longer distances) and may increase our expenses, decreasing our operating margins.

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

Our success will depend in part on our ability to maintain or obtain and enforce patent rights and other intellectual property protection for our technologies, to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. We currently have two registered patents for our TCEP in the United States (none, internationally). We cannot assure you that if we file additional patent applications for our technologies in the future, such patents will be granted or that the scope of any claims granted in any patent will provide us with proprietary protection or a competitive advantage. Furthermore, we cannot assure you that our current patents, or future patents, if granted, will be valid or will afford us with protection against competitors with similar technology. The failure to obtain or maintain patents or other intellectual property protection on the technologies underlying our technologies may have a material adverse effect on our competitive position and business prospects. It is also possible that our technologies may infringe on patents or other intellectual property rights owned by others. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to it. We cannot assure you that a license will be available to us, if at all, upon terms and conditions acceptable to us or that we will prevail in any intellectual property litigation. Intellectual property litigation is costly and time consuming, and we cannot assure you that we will have sufficient resources to pursue such litigation. If we do not obtain a license under such intellectual property rights, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages and may encounter significant delays in bringing products to market.

Competition may impair our success.

New technologies may be developed by others that could compete with our refining and re-refining technologies. In addition, we face competition from other producers of oil substitutes and related products. Such competition is expected to be intense and could significantly drive down the price for our products. Competition will likely increase as prices of energy in the commodities market, including refined and re-refined oil, rise. Additionally, new companies are constantly entering the market, thus increasing the competition even further. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and re-refining operations, and may have greater access to feedstock, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operations and financial condition and could also have a negative impact on our ability to obtain additional capital from investors.

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

Additionally, the costs moving forward of enhancing and updating and/or replicating our technology or creating new technology may be substantial and may be higher than the costs that we anticipated for technology maintenance and development. If we are unable to maintain the efficiency of our technology, replicate our technology, or create new technologies our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology was more effective. The impact of technical shortcomings, including but not limited to the failure of TCEP, and/

or the costs associated with enhancing or replicating TCEP could have a material adverse effect on our prospects, business, financial condition, and results of operations.

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

We currently employ 40 full-time drivers. From time to time, some of these employee drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for our drivers, subject to applicable deductibles, and carry umbrella coverage up to $10,000,000.  However, claims against us may exceed the amounts of available insurance coverage. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims or unfavorable resolutions of claims, our operating results could be materially affected.

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

We operate a fleet of transportation, collection and aggregation trucks to collect and transport used oil and re-refined oil products, among other things. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including, among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. We have experienced increases in the cost of fuel over the past several years. Although in the past, we have been able to pass-through some of these costs to our customers, we cannot assure you that we will be able to continue to do so in the future. Fuel or other transportation costs may continue to increase significantly in fiscal year 2014 and beyond. A significant increase in our fuel or other transportation costs could lower our operating margins and negatively impact our profitability.

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

 Our ability to use our net operating loss carry-forwards may be subject to limitation.

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

Benjamin P. Cowart, our Chairman, President and Chief Executive Officer beneficially owns approximately 36.0% of our common stock (not including shares issuable upon exercise of options and warrants held by Mr. Cowart) and 35.2% of our total voting stock, and as such, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

Our obligation to make earn-out payments in connection with our acquisition of Vertex Acquisition Sub, LLC in August 2012 may prevent a change of control of us.

Part of the consideration paid by us in connection with our acquisition of Vertex Merger Sub, LLC, included the right for the partners of Vertex Holdings, L.P. (which is majority owned and controlled by Mr. Cowart and is minority owned by certain other of our officers and employees and other third parties) to receive earn-out payments for each of the three one-year periods following September 11, 2012, of $2.23 million, up to $6.7 million in the aggregate, contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods, provided that the Company failed to meet the targeted EBITDA for the first year’s Earn-Out Payment, and as such, there are $4.4 million of potential Earn-Out Payments currently remaining.

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

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. If one or more of the analysts who covers us downgrades our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional securities.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations.  In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or warrants to purchase shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, but subject to NASDAQ rules and regulations (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

We currently have a sporadic, illiquid and volatile market for our common stock, and the market for our common stock is and may remain sporadic, illiquid and volatile in the future.

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
Our common stock is currently listed on the NASDAQ Capital Markets. Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock.  Shareholders and potential investors in our common stock should exercise caution before making an investment in us, and should not rely solely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.

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

We have 50,000,000 shares of preferred stock authorized, which includes 5,000,000 shares of designated Series A preferred stock of which approximately 1.3 million shares are issued and outstanding as of March 19, 2014, and 2,000,000 designated shares of Series B preferred stock, of which no shares are outstanding as of the date of this Report.  The Series A preferred stock has a liquidation preference of $1.49 per share. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A preferred stock would have the right to receive up to the first approximately $1.9 million in proceeds from any such transaction.  Consequently, holders of our common stock may receive less consideration or no consideration in connection with such a transaction. Furthermore, the conversion of Series A preferred stock into common stock may cause substantial dilution to our common shareholders. Additionally, because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

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

If our common stock is delisted, it would come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Due to the fact that our common stock is listed on the Nasdaq Capital Market, we are subject to financial and other reporting and corporate governance requirements which increase our costs and expenses.

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

There may be future sales of our common stock, which could adversely affect the market price of our common stock and dilute a shareholder’s ownership of common stock.

The exercise of any options granted to executive officers and other employees under our equity compensation plans, and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock, provided that we are subject to the requirements of the Nasdaq

Capital Market (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock). Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.  We cannot assure you that we will be able to sell shares or other securities in any other offering or other transactions at a price per share that is equal to or greater than the price per share paid by investors in this offering. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in this offering.  Accordingly, our shareholders bear the risk that our future offerings will reduce the market price of our common stock and dilute their stock holdings in us.

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

In addition, the Company leases three smaller facilities, one located in San Antonio, one in Mission, Texas, and one in Dallas, Texas each with a small yard for the parking of trucks, small storage tanks and an office.  The San Antonio facility is leased under a thirty-six month lease which expired in June 2013 (subject to our right to renew the lease for an additional twelve months and/or purchase the property at the end of the lease term), which has a rental cost of $1,500 per month, and which we are currently in the process of extending.  The Mission, Texas lease has a term expiring on June 1, 2016, and a rental cost of $400 per month. The Dallas lease has a term expiring August 31, 2015 and a rental cost of $3,000 per month.

The Company leases a 19 acre tank terminal facility in Baytown, Texas, where it aggregates the majority of the used motor oil for its TCEP technology.  The TCEP technology is located on-site at this facility, which also has facilities for the loading and unloading of trucks and barges located near the Houston Ship Channel.  The lease relating to this facility expires on November 30, 2032.  The monthly rent relating to this facility is approximately $25,000 per month through November 2027, and $30,000 per month during the remaining term of the lease.  The lease contains a provision providing the landlord the right to buy out our rights under the lease for the fair market value of such rights (as provided in the lease agreement) upon the occurrence of any change of control of the Company, including the sale of substantially all of our assets; or our merger with another entity which results in our shareholders holding less than 50% of the voting stock of the post-merger entity.   Additionally, we have a right of first refusal to buy the landlord’s interest in the property leased in the event the landlord receives a bona fide offer to sell the premises and notifies us of its intent to accept such offer.

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

E-Source leases office space at 1055 Gemini St., Houston, Texas 77058 pursuant to a lease with BBP Landtex. which is the 49% minority owner of E Source, rental payments under the lease were $3,500 per month from November 1, 2014 to October 31, 2017. E-Source also leases a process yard located on Beamer Rd. in Friendswood, Texas, 77546 for $4,000 per month.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed.

ITEM 3. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

We are not currently involved in legal proceedings, that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective on May 4, 2009, our common stock began trading on the OTC Bulletin Board over-the-counter market (the “OTCBB”) under the symbol “VTNR.OB". On March 1, 2011, we were automatically delisted from the OTCBB due to the failure of a market maker to quote our common stock on the OTCBB for the time period required under FINRA rules and regulations and began trading on the OTCQB market maintained by OTC Markets.  Our common stock was requoted on the OTCBB on May 12, 2011.  On July 23, 2012, our common stock was again automatically delisted from the OTCBB due to the failure of a market maker to quote our common stock and once again began trading on the OTCQB market.  On February 13, 2013, our common stock began trading on the NASDAQ Capital Market (“NASDAQ”) under the symbol “VTNR”.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTCBB, OTCQB or NASDAQ (as applicable), for the quarters presented. Prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.

QUARTER ENDING	HIGH	LOW

FISCAL 2013
December 31, 2013	$3.45	$2.79
September 30, 2013	$3.5	$2.35
June 30, 2013	$3.46	$2.75
March 31, 2013	$4.2	$2.87

FISCAL 2012
December 31, 2012	$3.6	$2.01
September 30, 2012	$2.52	$1.25
June 30, 2012	$2.35	$1.3
March 31, 2012	$2.49	$1.8

HOLDERS

As of March 19, 2014, there were approximately 639 holders of record of our common stock, not including holders who hold their shares in street name, and 21,238,531 shares of common stock issued and outstanding.   As of March 19, 2014, 129 holders held 1,308,469 shares of our Series A Preferred Stock and there were no shares of our Series B Preferred Stock issued and outstanding.

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

Options and Warrants

We assumed (i) warrants to purchase approximately 94,084 shares of our common stock, each at a nominal exercise price; (ii) warrants to purchase an aggregate of 542,916 shares of common stock with exercise prices ranging from between $10.00 and $27.50 per share; and (iii) options to purchase 659,300 shares of common stock with exercise prices ranging from between $1.55 to $37.00 per share in connection with the Merger (of which options to purchase 680,970 shares had expired unexercised as of December 31, 2013 and options to purchase an additional 113,530 shares had been exercised).  We also granted warrants to purchase an aggregate of 774,478 shares of our common stock to the partners of Holdings, which warrants had various exercise prices ranging from $1.55 to $37.00 per share, and had various expiration dates from between April 28, 2010 and February 26, 2018, and which warrants represented 40% of the total outstanding warrants and options of World Waste (not taking into account the warrants with a nominal exercise price, as described above) on the effective date of the Merger (of which warrants to purchase 361,111 shares had expired unexercised as of December 31, 2013).

We have also granted options to purchase an aggregate of 2,841,500 shares (of which options to purchase 270,000 shares have been forfeited, options to purchase 5,000 shares have expired and options to purchase 420,000 shares have been exercised) with exercise prices ranging between $0.45 and $3.26 per share, all of which are held by our employees, directors, and consultants as of December 31, 2013.  Additionally, we have warrants to purchase 833 shares of our common stock outstanding, which were issued in connection with the Merger, which have an exercise price of $10.00 per share and an expiration date of January 1, 2014 and options to purchase 914,334 shares of our common stock outstanding, which were either assumed in connection with or issued in connection with the Merger, which have exercise prices from between $1.55 and $37.00 per share and expiration dates from between May 1, 2014 and February 26, 2018 as of December 31, 2013. Finally, we have warrants to purchase 6,250 shares of our common stock outstanding at an exercise price of $1.75 per share and an expiration date of May 10, 2015 as of December 31, 2013.

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

The following table provides information as of December 31, 2013 regarding the 2004 Plan, the 2007 Plan and the Plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights*	Number of securities available for future issuance under equity compensation plans (excluding those in first column)*
Equity compensation plans approved by the security holders	2,442,050	$5.04	1,575,746
Equity compensation plans not approved by the security holders	207,083	$0.58	0
Total	2,649,133		1,575,746

* Does not include (a) certain outstanding options and warrants granted by the Company's predecessor, World Waste, prior to the Merger, totaling approximately 315,867 shares of common stock issuable upon exercise of outstanding options, warrants and rights to purchase shares of common stock of the Company with a weighted-average exercise price of $17.28 per share; and (b) securities available for future issuance under equity compensation plans approved by security holders and not approved by security holders of World Waste, assumed in the Merger, which the Company does not plan to issue any additional securities in connection which.

Recent Sales Of Unregistered Securities

During the year ending December 31, 2013, 193,889 shares of the Company's  Series A Preferred Stock were converted into 193,889 shares of our common stock on a one-for-one basis. Additionally, warrants to purchase 631,250 shares of the Company's common stock were exercised for a net of 310,013 shares of common stock (when adjusting for a cashless exercise of certain of such warrants and the payment, in shares of common stock ($993,750) and cash ($48,436), of an aggregate exercise price of $1,042,188 in connection with such exercises) and 310,013 shares of common stock were issued to the warrant holders in connection with such exercises; and options to purchase 405,000 shares of common stock were exercised for a net of 330,050 shares of common stock (when adjusting for a cashless exercise of certain of such options and the payment, in shares of common stock ($235,500) and cash ($12,500), of an aggregate exercise price of $248,000 in connection with such exercises) and 330,050 shares of common stock were issued to the option holders in connection with such exercises.

Subsequent to December 31, 2013, (a) 10,533 shares of the Company's Series A Preferred Stock were converted into 10,533 shares of our common stock on a one-for-one basis; (b) an option holder exercised options to purchase 6,250 shares of the Company’s common stock at an exercise price of $2.10 per share and surrendered 3,860 shares (equal in value to the exercise price) in a cashless exercise of such option and was issued a net of 2,390 shares of our common stock; and (c) an option holder exercised options to purchase 20,000 shares of the Company's common stock at an exercise price of $1.20 per share for an aggregate exercise price of $24,000 and was issued 20,000 shares of our common stock.

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

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-3 (Reg. No. 333-189107) in connection with the sale by us of up to $25 million in securities (common stock, preferred stock, warrants and units) was declared effective by the Securities and Exchange Commission on July 10, 2013.

On November 11, 2013, we filed a preliminary Rule 424(b)(5) prospectus supplement and on November 21, 2013, we filed a final Rule 424(b)(5) prospectus supplement relating to the primary offering by us in a fully-underwritten offering of 3,392,800 shares of common stock (when including the underwriter’s overallotment option, described below) at a public offering price per share of $2.80. The underwriter of the offering (Craig-Hallum Capital Group) was also provided an option to purchase an additional 442,539 shares from us, at the public offering price less the underwriting discount, within 30 days of the offering to cover over-allotments, if any, which overallotment option was exercised in full by the underwriter. The offering (including the sale of the underwriters’ overallotment shares) closed on November 26, 2013. The net proceeds to us from our sale of the common stock (including the shares sold in connection with the exercise of the underwriters’ overallotment) was approximately $8.61 million (after deducting the underwriting discount and commissions and offering expenses payable by us). No further shares will be sold under the prospectus supplement.

No payments for our expenses were made in either offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We used the net proceeds from the offerings as described in our final prospectuses filed with the SEC pursuant to Rule 424(b).

There has been no material change in the planned use of proceeds from our offerings as described in our final prospectuses filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

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

•
Re-Refine Higher Value End Products.  We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher-value end products, including assets or technologies which complement TCEP.  Currently, we are using TCEP to re-refine used oil feedstock into cutterstock for use in the marine fuel market.  We believe that the expansion of our TCEP facilities and our technology, and investments in additional technologies (including the acquisition of the Omega assets), will enable us to upgrade feedstock into end products, such as lubricating base oil, that command higher market prices than the current re-refined products we produce.

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

•
Pursue Selective Strategic Relationships or Acquisitions.  We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets, such as the planned acquisition of Omega’s assets (as described in greater detail above under “Item 1. Business” - “Recent Events”), which there can be no assurance will be completed.  Such acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of TCEP.  In addition, we intend to pursue further vertical integration opportunities by acquiring complementary recycling and processing technologies where we can realize synergies by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.

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

Revenues

We generate revenues from three existing operating divisions as follows:

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

RECOVERY - The Recovery division is a generator solutions company for the proper recovery and management of hydrocarbon streams. This division also provides dismantling, demolition, decommission and marine salvage services at industrial facilities. We own and operate a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials.

Our revenues are affected by changes in various commodity prices including crude oil, natural gas, #6 oil and metals.

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

RECOVERY - The Recovery division incurs cost of revenues relating to the purchase of hydrocarbon products, purchasing and receiving costs, inspection, demolition and transporting of metals and other salvage and materials. Cost of revenues also includes broker’s fees, inspection and transportation costs.

Our cost of revenues are affected by changes in various commodity indices, including crude oil, natural gas, #6 oil and metals.  For example, if the price for crude oil increases, the cost of solvent additives used in the production of blended oil products, and fuel cost for transportation cost from third party providers will generally increase. Similarly, if the price of crude oil falls, these costs may also decline.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other employee-related benefits for executive, administrative, legal, financial and information technology personnel, as well as outsourced and professional services, rent, utilities, and related expenses at our headquarters, as well as certain taxes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2012

Set forth below are our results of operations for the three months ended December 31, 2013, as compared to the same period in 2012; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Revenues	$46,770,402	$32,256,541	$14,513,861	45%

Cost of Revenues	41,340,555	29,290,855	(12,049,700)	(41)%

Gross Profit	5,429,847	2,965,686	2,464,161	83%

Reduction of contingent liability	(388,750)	—	(388,750)	(100)%

Selling, general and administrative expenses (exclusive of merger related expenses)	4,359,859	2,413,181	(1,946,678)	(81)%

Acquisition related expenses	17,150	101,964	84,814	83%

Total selling, general and administrative expenses	3,988,259	2,515,145	(1,473,114)	(59)%

Income from operations	1,441,588	450,541	991,047	220%

Other Income	4,809	—	4,809	100%
Other Income (expense)	(9,838)	158	(9,996)	(6,327)%
Interest Expense	(108,327)	(106,348)	(1,979)	2%
Total other income (expense)	(113,356)	(106,190)	(7,166)	7%

Income before income tax	1,328,232	344,351	983,881	286%

Income tax (expense) benefit	1,678,540	(207,000)	1,885,540	911%

Net income	3,006,772	137,351	2,869,421	2,089%

Net income attributable to non-controlling interest	(431,962)	—	(431,962)	100%

Net income attributable to Vertex Energy, Inc.	$2,574,810	$137,351	$2,437,459	1,775%

Each of our segments' gross profit during the three months ended December 31, 2013 and 2012 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the "$ Change" and "% Change" columns):

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Black Oil Segment
Total revenue	$23,660,574	$19,959,930	$3,700,644	19%
Total cost of revenue	21,717,508	18,063,709	(3,653,799)	(20)%
Gross profit	$1,943,066	$1,896,221	$46,845	2%

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Refining & Marketing
Total revenue	$16,749,930	$11,595,766	$5,154,164	44%
Total cost of revenue	15,207,097	10,569,315	(4,637,782)	(44)%
Gross profit	$1,542,833	$1,026,451	$516,382	50%

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Recovery
Total revenue	$6,359,898	$700,845	$5,659,053	807%
Total cost of revenue	4,415,950	657,831	(3,758,119)	(571)%
Gross profit	$1,943,948	$43,014	$1,900,934	4,419%

Total revenues increased 45% for the fourth quarter of 2013, compared to the same period in 2012, due primarily to an increase in overall volume of product sold during the fourth quarter of 2013, compared to the third quarter of 2012. Total volume increased 32% and gross profit increased 83% for the three months ended December 31, 2013 compared to 2012.  Additionally, our per barrel margin increased 38% relative to the three months ended December 31, 2012.  Part of this increase was a result of the E-Source business being added during the fourth quarter of 2013, which is part of our Recovery division.

Our Black Oil division’s volume increased approximately 12% during the three months ended December 31, 2013 compared to the same period in 2012.  This increase was due to the increased volume handled by our TCEP process during the period. Overall volume for the Refining and Marketing division increased 65% during the three month period ended December 31, 2013 as compared to the same period in 2012.  This division experienced an increase in production of 134% for its gasoline blendstock for the three months ended December 31, 2013, compared to the same period in 2012.  Our fuel oil cutter volumes increased 64% for the three months ended December 31, 2013, compared to the same period in 2012.  Our pygas volumes increased 32% for the three months ended December 31, 2013 as compared to the same period in 2012.

We experienced a 13% increase in the volume of our TCEP refined product during the three months ended December 31, 2013, compared to the same period in 2012.   In addition, commodity prices decreased approximately 4% for the three months ended December 31, 2013, compared to the same period in 2012. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended December 31, 2013 decreased $3.05 per barrel from a three month average of $94.23 per barrel during the three months ended December 31, 2012 to $91.17 per barrel during the three months ended December 31, 2013.

Overall gross profit increased 83% and our margin per barrel increased approximately 38% for the three months ended December 31, 2013, compared to the same period in 2012.  This improvement was a result of increased volumes, as well as cost benefits and savings created in connection with the Acquisition and the various new subsidiary companies which increased our margins.

Our TCEP technology generated revenues of $17,048,667 during the three months ended December 31, 2013, with cost of revenues of $15,250,867, producing a gross profit of $1,797,800.  The per barrel margin for our TCEP product decreased 18% as compared to the same period during 2012.  This decrease was a result of increased operating costs during the fourth quarter of 2013 as well as a slight reduction in market pricing during the fourth quarter of 2013.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2012

Set forth below are our results of operations for the year ended December 31, 2013, as compared to the same period in 2012; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenues	$161,967,252	$134,573,243	$27,394,009	20%

Cost of revenues	145,628,215	124,788,116	(20,840,099)	(17)%

Gross profit	16,339,037	9,785,127	6,553,910	67%

Reduction of contingent liability	(2,238,750)	—	(2,238,750)	(100)%

Selling, general and administrative expenses (exclusive of merger related expenses)	11,472,842	6,137,301	(5,335,541)	(87)%

Acquisition related expenses	53,742	1,256,576	1,202,834	96%

Total selling, general and administrative expenses	9,287,834	7,393,877	(1,893,957)	(26)%

Income from operations	7,051,203	2,391,250	4,659,953	195%

Other Income (expense)
Other income	37,696	1,740	35,956	2,066%
Other expense	(54,513)	—	(54,513)	(100)%
Interest expense	(422,954)	(135,364)	(287,590)	(212)%
Total other income (expense)	(439,771)	(133,624)	(306,147)	(229)%

Income before income tax	6,611,432	2,257,626	4,353,806	193%

Income tax benefit	1,700,000	1,400,641	299,359	21%

Net income	8,311,432	3,658,267	4,653,165	127%

Net income attributable to non-controlling interest	(431,962)	—	(431,962)	(100)%

Net income attributable to Vertex Energy, Inc.	$7,879,470	$3,658,267	$4,221,203	115%

Each of our segment’s gross profit during these periods was as follows:

	Year Ended December 31,
	2013	2012	$ Change	% Change
Black Oil Segment
Total revenue	$89,120,218	$89,132,373	$(12,155)	—%
Total cost of revenue	82,229,131	84,167,768	1,938,637	2%
Gross profit	$6,891,087	$4,964,605	$1,926,482	39%

Refining Segment
Total revenue	$55,729,434	$44,335,551	$11,393,883	26%
Total cost of revenue	50,500,209	39,581,947	(10,918,262)	(28)%
Gross profit	$5,229,225	$4,753,604	$475,621	10%

Recovery Segment
Total revenue	$17,117,600	$1,105,319	$16,012,281	1,449%
Total cost of revenue	12,898,875	1,038,401	(11,860,474)	(1,142)%
Gross profit	$4,218,725	$66,918	$4,151,807	6,204%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

     Total revenues increased 20% for the year ended December 31, 2013, compared to the year ended December 31, 2012, due primarily to increased volume.  The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for 2013 decreased $6.29 per barrel from a 2012 average of $99.33 per barrel to an average of $93.04 per barrel during 2013.  On average, prices we received for our products decreased 4% for the year ended December 31, 2013, compared to the year ended December 31, 2012.  The increases in our volumes resulted in a $27 million increase in revenue.

Volume for our Black Oil division increased 7% during fiscal 2013 compared to 2012, respectively.  This volume increase is attributable to the increased amount of product being processed through TCEP, as well as increased volume being delivered and sourced to third party re-refiners and fuel blending companies.  Our per barrel margin in the Black Oil division increased approximately 28% for the year ended December 31, 2013 from the same period in 2012.  The increase in margins was due to the increase in volume of product being managed along with decreased pricing for feedstock related to the oil that H&H Oil is able to collect and increased processing costs during 2013 for TCEP.  As volumes and production increase in our Black Oil division it often takes a few quarters to recognize increased additional per barrel margin, this is because of the fact that when we move into a new geographic location it takes us a period of time before we are able to create and benefit from economies of scale.

Our Black Oil business, through the use of the TCEP, generated revenues of $89,120,218 for the year ended December 31, 2013, with cost of revenues of $82,229,131, producing a gross profit of $6,891,087.  During the year ended December 31, 2012, these revenues were $89,132,373 with cost of revenues of $84,167,768, producing gross profit of $4,964,605.  Due to the Company now owning the TCEP technology as of December 31, 2013 and 2012, compared with only having a license to the technology during the majority of 2012 (which technology was acquired as part of the Acquisition, described above under “Business” – “Material Acquisition”), our income from operations has been positively affected for the year ended December 31, 2013.  Prior to September 1, 2012, we operated this technology from CMT pursuant to a perpetual license agreement.  Gross profit increased for the year ended December 31, 2013, compared to 2012, as a result of increased volumes processed through our TCEP operation reduced feedstock costs through our H&H Oil operations as well as improved market conditions for the year ended December 31, 2013.

Total volume company-wide increased 20% during fiscal 2013 compared to 2012, and our per barrel margin increased approximately 39% for fiscal 2013, compared to 2012. This improvement was a result of increased volumes, as well as cost benefits and savings created in connection with the Acquisition and the various new subsidiary companies which increased our margins.

Our Refining and Marketing division experienced an increase in production of 33% for its fuel oil cutter product for the year ended December 31, 2013, compared to the same period in 2012, and commodity prices decreased approximately 4% over the same period.    The average posting (U.S. Gulfcoast No. 2 Waterborne) during 2013 decreased $4.46 per barrel from $126.18 per barrel for 2012 to $121.72 per barrel for 2013.

Our pygas production decreased 7% for the year ended December 31, 2013, compared to the same period in 2012 and commodity prices decreased approximately 4% for our finished product for 2013, compared to the same period in 2012.

Our gasoline blendstock volumes increased 84% for the year ended December 31, 2013 as compared to 2012.  The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) during 2013 decreased $0.13 per gallon from $2.90 per gallon for 2012 to $2.77 per gallon during 2013. The overall increase in revenues associated with our Refining and Marketing division was due to increases in volumes for the year ended December 31, 2013.

Overall volume for the Refining and Marketing division increased 32% during the year ended December 31, 2013, compared to the year ended December 31, 2012.  Margins per barrel decreased in the Refining and Marketing division as a result of market conditions as well as increased volumes from our fuel oil cutter product which does not carry as high a margin as the gasoline blendstock or pygas products.

Our TCEP technology generated revenues of $56,538,657 during the year ended December 31, 2013, with cost of revenues of $50,484,253, producing a gross profit of $6,054,404.  The per barrel margin for our TCEP product increased 32% as compared to same period during 2012.  This increase was a result of decreased operating costs during the fourth quarter of 2013, we also received a slight reduction in market pricing during the fourth quarter of 2013 which put some pressure on our margins. The overall margin improvement is a result of improved feedstock costs delivered into the Baytown facility during 2013.

Our Recovery division includes the business operations of Vertex Recovery as well as the recently acquired business of E-Source. This is a newly formed Segment as of the fourth quarter of 2013. Revenues for this division increased substantially as a result of the E-Source business only being part of our operations during the fourth quarter of 2013. A large part of the increase was also a result of a one-time increase associated with a large distressed diesel project that Vertex Recovery participated in during the third quarter of 2013. This division periodically participates in project works that are not ongoing thus we expect to see fluctuations in revenue and gross profit from period to period. These projects are typically bid related and can take time to line out and get going; however we believe these are very good projects for the Company and we anticipate more in the upcoming periods.

Prevailing prices of certain commodity products can significantly impact our revenues and cash flows., As noted above the revenue variances from fiscal 2012 to 2013 were impacted slightly due to the changes in commodity pricing between the two periods as detailed below.

The following table sets forth the high and low spot prices during 2012 for our key benchmarks.

2012
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.25	Feb. 22	$2.54	June 28
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.42	Mar. 28	$2.38	Dec. 13
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$114.35	Mar. 1	$82.60	June 21
NYMEX Crude oil (Dollars per barrel)	$109.77	Feb. 24	$77.69	June 28
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during 2013 for our key benchmarks.

2013
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.25	Feb. 12	$2.60	May 31
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.21	Feb. 15	$2.32	Nov. 4
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$101.02	Feb. 14	$87.49	April 17
NYMEX Crude oil (Dollars per barrel)	$110.53	Sep. 6	$86.68	April 17
Reported in Platt's US Marketscan (Gulf Coast)

We have seen on average a fairly stable market in each of the benchmark commodities we track during 2012 and 2013.

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

Gross profit increased 67% from $9,785,127 for the year ended December 31, 2012 to $16,339,037 for the year ended December 31, 2013, primarily due to increases in volumes sold or re-refined, and more stabilized pricing.

We had selling, general and administrative expenses (exclusive of acquisition related expenses) of $11,472,842 for the year ended December 31, 2013, compared to $6,137,301 from the prior year’s period, an increase of $5,335,541 or 87% from the prior period, due to an increase in overall administrative expenses generated by the new business lines and additional compensation expenses associated with employees acquired as a result of the Acquisition.  The Company incurred an additional $53,742 of one-time legal, accounting, auditing and investment banking expenses during the year ended December 31, 2013 related to the acquisition of E-Source and other miscellaneous matters.

We had income before income taxes of $6,611,432 for the year ended December 31, 2013 compared to income before income taxes of $2,257,626 for the year ended December 31, 2012, an increase in net income before taxes of $4,353,806 or 193% from the prior year’s period.  The increase in net income before taxes was largely due to increased gross profit related to the increases in volumes sold, improved margins and the reduction of the contingent liability related to the Acquisition contributed $2,238,750 to income from operations.  We had an income tax benefit of $1,700,000 for the year ended December 31, 2013, compared to an income tax benefit of $1,400,641 for the same period ended December 31, 2012    The benefit for income taxes, for which for the Company has recorded a net deferred asset based on reducing our valuation allowance related to our approximately $30.75 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

We had net income of $8,311,432 for the year ended December 31, 2013 and $3,658,267 for the same period of 2012 due to the E-Source acquisition. We had net income of $431,962 relating to the 49% minority interest of E-Source. We had net income attributable to the Company of $7,879,470 compared to net income of $3,658,267 for the year ended December 31, 2012, an increase in net income of $4,221,203 or 115% from the prior year’s period.

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the quarters ended December 31, September 30, June 30, and March 31, 2013 and 2012, respectively.

	Statements of Operations by Quarter
	Fiscal 2013				Fiscal 2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$46,770,402	$46,830,647	$35,111,402	$33,254,801	$32,256,541	$36,195,570	$31,293,193	$34,827,939

Cost of Revenues	41,340,555	41,945,879	32,556,738	29,785,043	29,290,855	33,011,934	30,542,452	31,942,875

Gross Profit	5,429,847	4,884,768	2,554,664	3,469,758	2,965,686	3,183,636	750,741	2,885,064

Reduction of contingent liability	(388,750)	—	(1,850,000)	—	—	—	—	—

Selling, general and administrative expenses	4,359,857	2,495,748	2,395,745	2,221,492	2,413,181	1,610,146	919,227	1,194,747

Acquisition related expenses	17,150	—	—	36,592	101,964	1,154,612	—	—

Total selling, general and administrative expenses	3,988,257	2,495,748	545,745	2,258,084	2,515,145	2,764,758	919,227	1,194,747

Income (loss) from operations	1,441,590	2,389,020	2,008,919	1,211,674	450,541	418,878	(168,486)	1,690,317

Other income (expense)
Other income	4,809	—	7,598	25,289
Other expense	(9,838)	(3,949)	—	(40,726)	158	949	633	—
Interest expense	(108,327)	(95,488)	(112,999)	(106,140)	(106,348)	(28,972)	—	(44)
Total other income (expense)	(113,356)	(99,437)	(105,401)	(121,577)	(106,190)	(28,023)	633	(44)

Income (loss) before income taxes	1,328,234	2,289,583	1,903,518	1,090,097	344,351	390,855	(167,853)	1,690,273

Income tax benefit (expense)	1,678,539	40,211	(12,248)	(6,502)	(207,000)	1,714,813	8,828	(116,000)

Net income (loss)	3,006,773	2,329,794	1,891,270	1,083,595	137,351	2,105,668	(159,025)	1,574,273

Net income attributable to non-controlling interest	(431,962)	—	—	—	—	—	—	—

Net income attributable to Vertex Energy, Inc.	$2,574,811	$2,329,794	$1,891,270	$1,083,595	$137,351	$2,105,668	$(159,025)	$1,574,273

Number of weighted average common shares outstanding

Basic	17,830,194	17,715,786	17,409,034	17,079,242	12,138,229	12,255,372	10,136,941	9,434,094

Diluted	20,182,829	19,997,257	19,887,288	20,139,182	14,866,134	16,484,023	10,136,941	15,473,017

	Statements of Operations by Segments
	Fiscal 2013				Fiscal 2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Black Oil
Revenues	$23,660,574	$22,766,929	$19,493,407	$23,199,308	$19,959,930	$22,703,429	$22,308,780	$24,160,235

Cost of revenues	21,717,508	21,632,211	18,463,098	20,416,314	18,063,709	21,632,753	22,103,561	22,367,745

Gross profit	$1,943,066	$1,134,718	$1,030,309	$2,782,994	$1,896,221	$1,070,676	$205,219	$1,792,490

Refining & Marketing
Revenues	$16,749,930	$15,913,554	$14,234,204	$8,831,746	$11,595,766	$13,087,667	$8,984,413	$10,667,704

Cost of revenues	15,207,097	14,244,023	12,824,955	8,224,134	10,569,315	10,998,611	8,438,891	9,575,130

Gross profit	$1,542,833	$1,669,531	$1,409,249	$607,612	$1,026,451	$2,089,056	$545,522	$1,092,574

Recovery
Revenues	$6,359,898	$8,150,164	$1,383,791	$1,223,747	$700,845	$404,474	$—	$—

Cost of revenues	4,415,950	6,069,645	1,268,685	1,144,595	657,831	380,570	—	—

Gross profit	$1,943,948	$2,080,519	$115,106	$79,152	$43,014	$23,904	$—	$—

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

We had total assets of $64,546,356 as of December 31, 2013 compared to $49,102,377 at December 31, 2012.  This significant increase was partly due to the acquisition of E-Source which increased our fixed assets by $2,564,000, consisting of trucks and equipment.  The Acquisition which was completed in September 2012, also added $15,172,816 of intangible assets which represented the value of the purchase of the patents and technology related to the TCEP operation.  The increase was also due to the $8,311,432 of net income which was generated during the year ended December 31, 2013; a $1,870,688 increase in cash and cash equivalents as of December 31, 2013 compared to the year ended December 31, 2012, as well as a $4,554,033 increase in accounts receivable, net, as of December 31, 2013, compared to December 31, 2012.   The increase in assets was offset by the $2,238,750 contingent liability reduction.  Total current assets as of December 31, 2013 of $24,095,621 consisted of cash and cash equivalents of $2,678,628, accounts receivable, net of $11,714,813, inventory of $8,540,459, and prepaid expenses of $1,161,721.  Long term assets consisted of fixed assets, net of $15,091,176, a net intangible asset in the amount of $15,172,816, which primarily represents the value of the Company’s TCEP patent, and $4,502,743 of goodwill (booked in connection with the Acquisition of Holdings).

As of December 31, 2013 and 2012, as a result of the Acquisition, the Company owns outright and no longer licenses the TCEP technology.  In addition, mainly as a result of the approximately $30.75 million of net operating losses that may be used to offset taxable income generated by the Company in future periods, the Company has recorded a deferred federal income tax asset of $5,684,000 as of December 31, 2013 and $3,703,000 as of December 31, 2012.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.

We had total current liabilities of $16,053,032 as of December 31, 2013, compared to $10,618,563 at December 31, 2012.  This increase was largely due to the increase in our accounts payable during the year ended December 31, 2013 of $5,226,951, in addition and in connection with the Acquisition, the Company obtained a term loan with Bank of America of which the current portion outstanding at December 31, 2013 was $1,700,000. In addition, we had $256,847 of current liabilities related to the E-Source acquisition.

We had total liabilities of $26,210,133 as of December 31, 2013, including current liabilities of $16,053,032 and long-term liabilities of $10,157,101, which included $6,558,851 of long-term debt representing amounts due on the Term Note, $3,220,250 of contingent consideration relating to the Earn-Out Payments associated with the Acquisitions, and $378,000 of deferred federal income tax.

We had working capital of $8,042,589 as of December 31, 2013, compared to working capital of $3,712,745 as of December 31, 2012.  The increase in working capital from December 31, 2012 to December 31, 2013 is mainly due to an increase in inventory of $2,670,338 and an increase in accounts receivables of $4,554,033 which was offset by an increase in accounts payable of $5,226,951.

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

Pursuant to the Credit Agreement, we can request loans from time to time under the Credit Facility, subject to the terms and conditions of the Credit Agreement, provided that the total amount loaned pursuant to the Credit Facility cannot exceed the lesser of (a) $10,000,000 and (b) an amount equal to the total of (i) 80% of our accounts in which Lender has a first-priority perfected security interest; and (ii) 80% of our finished-goods inventory in which Lender holds a first-priority perfected security interest, in each case subject to the terms and conditions of the Credit Agreement, plus (iii) $1,500,000 through December 31, 2012, and $0 thereafter.

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

We agreed to comply with certain standard affirmative and negative covenants in connection with the Credit Agreement and agreed to meet the following financial covenants at such time as any loans or other obligations are outstanding under the Credit Agreement, commencing with the quarter ending September 30, 2012: (i) the ratio of (a) our EBITDA minus cash taxes, minus distributions, minus unfinanced capital expenditures, in each case for the immediately preceding four fiscal-quarter period, to (b) the sum of our interest expense for the immediately preceding four fiscal-quarter period, plus our current maturities of long-term debt, in each case, as of the last day of such four fiscal-quarter period, all as determined in accordance with GAAP, may not at any time be less than 1.25 to 1.00 (calculated and tested quarterly); (ii) the ratio of total debt funded under the Credit Agreement to our EBITDA cannot be greater than 2.00 to 1.00 (calculated and tested quarterly); and (iii) the sum of our tangible net worth cannot be less than $10,000,000 as of the last day of each fiscal quarter.  While we were not in compliance with the tangible net worth requirement of the Credit Agreement as of September 30, 2012 and December 31, 2012; the tangible net worth requirement was included in the Credit Agreement in error and we and the Lender entered into a waiver and amendment agreement in January 2013, pursuant to which the Lender agreed to waive such prior non-compliance with the tangible net worth requirement and to amend the Credit Agreement to remove such net tangible worth requirement moving forward. The Company was in compliance with all aspects of the agreement at December 31, 2013.

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

On September 11, 2012, we borrowed a total of $8.5 million under the Term Note and $8.75 million under the Revolving Note, the majority of which funds were used to pay Holdings the cash portion of the Purchase Price due in connection with the closing of the Acquisition, as described in greater detail above under “Business” – “Material Acquisition,” and to pay fees and costs associated with the closing of the Acquisition.

As of December 31, 2013, we owed $6.2 million under the Term Note and nothing under the Revolving Note. As of December 31, 2012, the Revolving Note had a balance of $6,750,000 and the Term Note had a balance of $7,933,333.

In February 2013, the Lender agreed to lease the Company up to $1,025,000 of equipment to enhance the TCEP operation. Monthly payments are fixed for the sixty month duration of the lease at $13,328 per month. The lease also provides an early buy-out right for the Company and a right for the Company to extend the lease at the end of its term.

The Company has notes payable to various financial institutions, bearing interest at rates ranging from 6% to 6.35%, maturing from November, 2015 to April, 2023. The balance of the notes payable is $2,282,365 at December 31, 2013.

Management believes that our financing arrangements, in addition to projected earnings, will provide sufficient liquidity to fund our operations for the foreseeable future, although we may seek additional financing to fund acquisitions or other development in the future and will be required to obtain additional funding in connection with our planned acquisition of Omega as described above under “Business” - “Recent Events”.

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

Cash flows for the fiscal year ended December 31, 2013 compared to the fiscal year ended December 31, 2012 were:

	Twelve Months Ended December 31,
	2013	2012
Beginning cash and cash equivalents	$807,940	$675,188

Net cash provided by (used in):
Operating activities	4,392,630	3,000,114
Investing activities	(2,467,136)	(3,148,025)
Financing activities	(54,806)	280,663

Net increase in cash and cash equivalents	1,870,688	132,752

Ending cash and cash equivalents	$2,678,628	$807,940

Operating activities provided cash of $4,392,630 for the year ended December 31, 2013 as compared to $3,000,114 of cash during the corresponding period in 2012.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under the Term Note.  The primary reasons for the increase in cash provided by operating activities are related to the net income of $8,311,432 generated during the year ended December 31, 2013 and the increase in accounts payable of $4,220,957 offset by an increase of $3,468,033 of accounts receivable, and a decrease of $256,729 in deposits.  Additionally, non-cash items increasing net income included stock compensation, which provided $175,152 of liquidity and depreciation and amortization which contributed $2,320,735.

Investing activities used cash of $2,467,136 for the year ended December 31, 2013 as compared to having used $3,148,025 during the corresponding period in 2012. Investing activities for the twelve months ended December 31, 2013, was mainly comprised of $3,142,694 in cash payments used to purchase miscellaneous operating assets, the E-Source business and a used oil collection customer base offset by a $675,558 refund associated with the purchase of fixed assets which we subsequently financed through a capital lease.

Financing activities used cash of $54,806 of cash during the twelve months ended December 31, 2013, as compared to providing cash of $280,663 during the corresponding period in 2012. Financing activities in 2013 included $60,936 of proceeds from the exercise of common stock warrants and $8,628,346 of net proceeds from an underwritten public offering of our common stock during the fourth quarter of 2013 (pursuant to which we sold 3,392,800 shares of common stock (when including the underwriter’s overallotment option, described below) at a public offering price per share of $2.80), offset by $6,750,000 paid against amounts borrowed under the line of credit, and further offset by payments towards the Term Note and other notes payable of $1,994,088.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $41.2 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2012, the Company had utilized approximately $7.6 million of these NOLs leaving approximately $33.6 million of potential NOLs of which we expect to utilize approximately $2.85 million for the year ended December 31, 2013, leaving approximately $30.75 million of potential NOLs.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. (See Note 2 to the financial statements included herein).

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

Basic and Diluted Income/Loss per Share

Basic and diluted income/loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

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
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Vertex Energy, Inc.
Houston, TX

We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Energy, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 24, 2014

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2013	December 31, 2012

ASSETS

Current assets
Cash and cash equivalents	$2,678,628	$807,940
Accounts receivable, net	11,714,813	7,160,780
Inventory	8,540,459	5,870,121
Prepaid expenses	1,161,721	492,467
Total current assets	24,095,621	14,331,308

Noncurrent assets

Fixed assets, net	15,091,176	11,617,368
Intangible assets, net	15,172,816	15,934,724
Goodwill	4,502,743	3,515,977
Deferred tax assets	5,684,000	3,703,000
Total noncurrent assets	40,450,735	34,771,069

TOTAL ASSETS	$64,546,356	$49,102,377

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$14,096,185	$8,869,234
Current portion of long-term debt	1,956,847	1,749,329
Total current liabilities	16,053,032	10,618,563

Long-term liabilities
Long-term debt	6,558,851	6,281,457
Contingent consideration	3,220,250	4,711,000
Line of credit	—	6,750,000
Deferred tax liabilities	378,000	341,000
Total liabilities	26,210,133	28,702,020

Commitments and contingencies

EQUITY

Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value,
5,000,000 authorized and 1,319,002 and 1,512,891 issued
and outstanding at December 31, 2013 and December 31,
2012, respectively	1,319	1,513
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 21,205,609 and 16,965,464
issued and outstanding at December 31, 2013 and
December 31, 2012, respectively	21,206	16,965
Additional paid-in capital	19,579,732	10,719,345
Retained earnings	17,542,004	9,662,534
Total Vertex Energy, Inc. stockholders' equity	37,144,261	20,400,357
Non-controlling interest	1,191,962	—
Total equity	38,336,223	20,400,357

TOTAL LIABILITIES AND EQUITY	$64,546,356	$49,102,377

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
	2013	2012

Revenues	$161,967,252	$134,573,243

Cost of revenues	145,628,215	124,788,116

Gross profit	16,339,037	9,785,127

Reduction of contingent liability	(2,238,750)	—

Selling, general and administrative expenses	11,472,842	6,137,301
Acquisition related expenses	53,742	1,256,576

Total selling, general and administrative expenses	9,287,834	7,393,877

Income from operations	7,051,203	2,391,250

Other income (expense)
Other income	37,696	1,740
Other expense	(54,513)	—
Interest expense	(422,954)	(135,364)
Total other income (expense)	(439,771)	(133,624)

Income before income taxes	6,611,432	2,257,626

Income tax benefit	1,700,000	1,400,641

Net income	8,311,432	3,658,267

Net income attributable to non-controlling interest	(431,962)	—

Net income attributable to Vertex Energy, Inc.	$7,879,470	$3,658,267

Earnings per common share
Basic	$0.44	$0.30
Diluted	$0.39	$0.25

Shares used in computing earnings per share
Basic	17,830,194	12,138,229
Diluted	20,182,829	14,866,134

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
	Common Stock Shares	Common Stock $.001 Par	Preferred Stock Shares	Preferred Stock $.001 Par	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Equity

Balance on December 31, 2011	9,414,926	$9,415	4,426,639	$4,427	$3,319,388	$6,004,267	$—	$9,337,497

Exercise of stock options and warrants	91,335	91	—	—	112,534	—	—	112,625

Issuance of stock options and warrants	—	—	—	—	178,968	—	—	178,968

Issuance of restricted common stock	4,545,455	4,545	—	—	7,108,455	—	—	7,113,000

Conversion of preferred A stock to common	2,913,748	2,914	(2,913,748)	(2,914)	—	—	—	—

Net income	—	—	—	—	—	3,658,267	—	3,658,267

Balance on December 31, 2012	16,965,464	16,965	1,512,891	1,513	10,719,345	9,662,534	—	20,400,357

Exercise of stock options and warrants	653,456	654	—	—	60,282	—	—	60,936

Issuance of stock options and warrants	—	—	—	—	175,152	—	—	175,152

Issuance of restricted common stock	3,392,800	3,393	—	—	8,624,953	—	—	8,628,346

Conversion of preferred A stock to common	193,889	194	(193,889)	(194)	—	—	—	—

Non-controlling interest related to acquisition	—	—	—	—	—		760,000	760,000

Net income	—	—	—	—	—	7,879,470	431,962	8,311,432

Balance on December 31, 2013	21,205,609	$21,206	1,319,002	$1,319	$19,579,732	$17,542,004	$1,191,962	$38,336,223

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
	2013	2012

Cash flows operating activities
Net income	$8,311,432	$3,658,267
Adjustments to reconcile net income to cash provided by (used in) operating activities
Stock based compensation expense	175,152	178,968
Depreciation and amortization	2,320,735	711,555
Deferred federal income tax	(1,944,000)	(1,432,000)
Reduction of contingent consideration	(2,238,750)	—
Changes in operating assets and liabilities
Accounts receivable	(3,468,033)	128,184
Accounts receivable- related parties	—	2,459
Inventory	(2,670,338)	551,438
Prepaid expenses	(571,254)	(247,337)
Accounts payable and accrued expenses	4,220,957	304,861
Accounts payable-related parties	—	(620,724)
Other deposits	256,729	(235,557)
Net cash provided by operating activities	4,392,630	3,000,114

Cash flows from investing activities
Purchase of intangible assets	—	(209,061)
Refund of asset acquisition	675,558	—
Acquisition, net	(539,325)	(1,804,389)
Purchase of fixed assets	(2,603,369)	(1,134,575)
Net cash used in investing activities	(2,467,136)	(3,148,025)

Cash flows from financing activities
Line of credit (payments) proceeds, net	(6,750,000)	750,000
Proceeds from exercise of common stock options and warrants	60,936	112,625
Proceeds from primary stock offering	8,628,346	—
Payments made to note payable	(1,994,088)	(581,962)
Net cash provided by (used in) financing activities	(54,806)	280,663

Net change in cash and cash equivalents	1,870,688	132,752

Cash and cash equivalents at beginning of the period	807,940	675,188

Cash and cash equivalents at end of period	$2,678,628	$807,940

SUPPLEMENTAL INFORMATION
Cash paid for interest during the year	$396,440	$128,838
Cash paid for income taxes during the year	$136,334	$23,359

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$194	$2,914
Conversion of Series B Preferred Stock into common stock	$—	$—

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Vertex Energy, Inc. (“Vertex Energy” or the “Company”), provides a range of services designed to aggregate, process and recycle industrial and commercial waste systems.  Vertex Energy currently provides these services in 13 states, primarily in the Gulf Coast and Central Midwest Region of the United States. Effective October 1, 2013, the Company acquired a 51% interest in E Source Holdings, LLC ("E-Source") a company that leases and operates a facility in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.  See Note 14 for additional details on this acquisition.

RELATED PARTIES

Prior to the Company’s September 11, 2012 (effective August 31, 2012) acquisition of a special purpose entity which owned substantially all of the assets and liabilities of Vertex Holdings, L.P., formerly Vertex Energy, L.P. (also defined herein as the “Partnership” or “Vertex LP” relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants and certain real-estate properties owned by a related party associated with such operations (the “Acquisition”),  the Company had numerous transactions with the Partnership, including the lease of the Partnership’s storage facility, subletting of office space, transportation of feedstock to re-refiners and the Company’s storage facility, and delivery from the Company’s re-refinery to end customers. The pricing under these contracts was with certain wholly-owned subsidiaries of the Partnership and was priced at market, and reviewed periodically from time to time by the Board of Director’s Related Party Transaction committee.  The Related Party Transaction committee included at least two independent directors and reviewed and pre-approved any and all related party transactions.

COMPANY OPERATIONS

Vertex Energy’s operations are primarily focused on recycling industrial waste streams and off-specification commercial chemical products. The waste streams are purchased from an established network of local and regional collectors and generators. The Company manages the transport, storage and delivery of the aggregated feedstock and product streams to end users. Vertex Energy’s three principal divisions are comprised of Black Oil , Refining and Marketing and Recovery.

Black Oil

Through its Black Oil division, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 50 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company purchases the used oil from collectors and manages the logistics of transport, storage and delivery to our customers.  Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge.  In many cases, there are contractual purchase and sale agreements with the suppliers and customers, respectively.  These contracts are beneficial to all parties involved because they ensure a minimum volume is purchased from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. In addition, the Company operates its own re-refining operations at the Cedar Marine Terminal which uses the proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine the used oil into marine fuel cutterstock and a higher-value feedstock for further processing.

Refining and Marketing

Through its Refining and Marketing division, which has been operational since 2004, Vertex Energy aggregates used motor oil, petroleum distillates, transmix and other off-specification chemical products.  These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers.  The Company has a toll-based processing agreement in place with KMTEX, Ltd. (“KMTEX”) to re-refine these feedstock streams, under the Company’s direction, into various end products.   KMTEX uses industry standard processing technologies to re-refine the feedstock into pygas, gasoline blendstock and marine fuel cutterstock.  The Company sells the re-refined products directly to end customers or to processing facilities for further refinement.

Recovery

Through its Recovery division, which has been operational since 2002, Vertex Energy generates solutions for the proper recovery and management of hydrocarbon streams. The Company also provides industrial dismantling, demolition, decommissioning,

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

investment recovery, and marine salvage services in industrial facilities. The Company owns and operates a fleet of trucks and heavy equipment used for processing, shipping and handling of reusable process equipment and other scrap.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts previously reported in our annual report on Form 10-K for the year ended December 31, 2012 have been reclassified to conform to the 2013 presentation. These reclassifications have no impact on net income.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. The subsidiaries are as follows:

•
Cedar Marine Terminals, L.P. (“CMT”) operates a 19-acre bulk liquid storage facility on the Houston Ship Channel.  The terminal serves as a truck-in, barge-out facility and provides throughput terminal operations. CMT is also the site of the TCEP.

•
Crossroad Carriers, L.P. (“Crossroad”) is a third-party common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and product streams.

•
Vertex Recovery, L.P. (“Vertex Recovery”) is a generator solutions company for the recycling and collections of used oil and oil-related residual materials from large regional and national customers throughout the U.S.  It facilitates its services through a network of independent recyclers and franchise collectors.

•	H&H Oil, L.P. (“H&H Oil”) collects and recycles used oil and residual materials from customers based in Austin, Baytown, San Antonio and Corpus Christi, Texas.

•	E-Source Holdings, LLC (“E-Source”) provides dismantling and demolition services at industrial facilities throughout the Gulf Coast.

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

Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any significant off balance sheet credit exposure related to its customers.  The allowance was $0 at December 31, 2013 and 2012.

Inventory

Inventories of products consist of feedstocks and refined petroleum products and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Revenue recognition

Revenue for each of the Company’s divisions is recognized when persuasive evidence of an arrangement exists, goods are delivered, sales price is determinable, and collection is reasonably assured.  Revenue is recognized upon delivery by truck and railcar of feedstock to its re-refining customers and upon product leaving the Company’s terminal facilities and third party processing facility via barge. Revenue is also recognized as recovered scrap materials are sold and projects are completed.

Leases

The Company recognizes lease expense on a straight-line basis over the minimum lease terms which expire at various dates through 2032.  These leases are for office and storage tank facilities and are classified as operating leases.  For leases that contain predetermined, fixed escalations of the minimum rentals, the Company recognizes the rent expense on a straight-line basis and records the difference between the rent expense and the rental amount payable in liabilities.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Impairment of long-lived assets

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has determined that no impairment existed for the years ended December 2013 and 2012.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

NOTE 3.  RELATED PARTIES

As a result of the acquisition of E-Source (described below in Note 14), the Company had one related party transaction. E-Source subleased office and building space from BBP Landtex, which is the 49% minority owner of E Source Holdings, LLC. Rental payments under the lease were $3,500 per month. In addition, they pay a monthly fee for miscellaneous services and 75% of the utilities.

NOTE 4.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the year ended December 31, 2013 the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

At December 31, 2013 and 2012 and for the years then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2013		2012
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	40%	21%	25%	54%
Customer 2	10%	—%	—%	—%
Customer 3	9%	—%	13%	—%
Customer 4	8%	20%	12%	15%
Customer 5	4%	23%	—%	—%
Customer 6	1%	—%	4%	12%
Customer 7	—%	—%	31%	—%

The Company purchases goods and services from two companies that represented 11% and 10% of total purchases for the year ended December 31, 2012.

The Company has had various debt facilities available for use, of which there was $8,515,698 and $14,780,786 outstanding as of December 31, 2013 and December 31, 2012, respectively. See Note 8 for further details.

The Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for petroleum-based products.  Historically, the energy markets have been very volatile, and there can be no assurance that these prices will not be subject to wide fluctuations in the future.  A substantial or extended decline in such prices could have a material adverse effect

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the Company's April 2009 merger with World Waste Technologies, Inc. ("World Waste").  As a result of the merger we acquired approximately $41.2 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2012, the Company had utilized approximately $7.6 million of these NOLs leaving approximately $33.6 million of potential NOLs of which we expect to utilize approximately $2.85 million for the year ended December 31, 2013.

Leases

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032.  Related party leases include office facilities. Total rent expense for all operating leases for 2013 and 2012, is summarized as follows:

	2013	2012
Related party leases	$10,500	$629,904
Office leases	466,415	100,405
Vehicle leases	375,646	33,012
	$852,561	$763,321

Minimum future lease commitments as of December 31, 2013, are summarized as follows:

Year ending December 31	Related Party	Office Facilities	Vehicles
2014	$45,000	$507,544	$425,026
2015	60,000	461,607	400,276
2016	60,000	425,269	454,301
2017	50,000	424,932	175,216
2018	—	362,466	57,710
Thereafter	—	4,475,000	—
	$215,000	$6,656,818	$1,512,529

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 5. FIXED ASSETS, NET

Fixed assets consist of the following:

	Useful Life (in years)	December 31, 2013	December 31, 2012
Equipment	7-20	$7,372,306	$4,423,133
Furniture and fixtures	7	110,926	83,887
Leasehold improvements	15	1,894,776	1,866,702
Office equipment	5	440,260	302,668
Vehicles	5	3,548,294	2,250,300
Construction in progress		1,064,784	1,030,845
Land		2,013,000	1,995,000
Total fixed assets		16,444,346	11,952,535
Less accumulated depreciation		(1,353,170)	(335,167)
Net fixed assets		$15,091,176	$11,617,368

Depreciation expense was $1,018,003 and $295,801 for the years ended December 31, 2013 and 2012, respectively.

Equipment under construction in progress is related to TCEP technology improvements.

NOTE 6. GOODWILL

At December 31, 2013 and 2012, goodwill totaled $4,502,743 and $3,515,977, respectively.  The increase in goodwill during 2013 is attributable to the acquisition of E-Source (as described in Note 14) and is allocated to the Recovery reporting segment. The excess purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill.

NOTE 7. INTANGIBLE ASSETS

Components of intangible assets (all subject to amortization) consist of the following items:

		December 31, 2013			December 31, 2012
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5-8	$659,000	$95,625	$563,375	$343,000	$17,150	$325,850
Vendor relations	10	4,131,973	514,797	3,617,176	4,064,000	101,600	3,962,400
H&H Oil Trademark/Trade name	6-16	856,000	63,922	792,078	775,000	12,110	762,890
TCEP Technology/Patent	15	11,000,000	916,667	10,083,333	11,000,000	183,333	10,816,667
Loan origination costs	10	75,851	1,580	74,271	—	—	—
Non-compete agreements	3	73,000	30,417	42,583	73,000	6,083	66,917
		$16,795,824	$1,623,008	$15,172,816	$16,255,000	$320,276	$15,934,724

Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.

Total amortization expense of intangibles was $1,302,732 and $320,276 for the year ended December 31, 2013 and 2012, respectively.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Estimated future amortization expense is as follows:

2014	$1,340,902
2015	1,334,818
2016	1,316,568
2017	1,299,418
2018	1,247,968
Thereafter	8,633,142
$15,172,816

NOTE 8. LINE OF CREDIT AND LONG-TERM DEBT

In September 2010, the Company entered into a loan agreement and obtained a line of credit with Bank of America Merrill Lynch. On March 30, 2012, Bank of America renewed the line of credit through March 31, 2014. The loan agreement was guaranteed by CMT, a former related party of the Company, which was acquired as part of the Acquisition. The most restrictive covenants of the loan required an interest coverage ratio of at least 1.5 to 1 and a funded debt to EBITDA ratio not to exceed 2 to 1. This line of credit was replaced with a new agreement in September 2012, as described below.

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and to provide the Company with an additional $10,000,000 in the form of a revolving line of credit, to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on August 31, 2014.  The balance on the revolving line of credit is $0 and $6,750,000 at December 31, 2013 and 2012, respectively.

Amounts borrowed under the term note bear interest at the option of the Company of either the lender's prime commercial lending rate then in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the term note is due and payable monthly in arrears and all amounts outstanding under the term note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,667 are due and payable on the term note monthly in arrears on the last day of each month and continuing until the maturity date. The balance of the term loan is $6,233,333 and $7,933,333 at December 31, 2013 and 2012, respectively.

The financing arrangement discussed above is secured by all of the assets of the Company.  The loan contains certain restrictive covenants including a Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.25 to 1.00, and a Senior Funded Debt to EBITDA Ratio, as defined in the agreement, not to exceed 2.00 to 1.00. A tangible net worth requirement was included in the credit agreement in error. This requirement was waived and the credit agreement was amended in January 2013. The Company believes it was in compliance with all aspects of the agreement at December 31, 2013.

The Company has notes payable to various financial institutions, bearing interest at rates ranging from 6% to 6.35%, maturing from November, 2015 to April, 2023.  The balance of the notes payable is $2,282,365 at December 31, 2013.

Future maturities of long term debt as of December 31, 2013 were as follows:

Year Ending December 31,
2014	$1,956,847
2015	4,763,682
2016	244,619
2017	259,773
2018	229,104
Thereafter	1,061,673
Total debt	$8,515,698
Less current maturities	(1,956,847)
Long-term debt	$6,558,851

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

	December 31, 2013	December 31, 2012
Statutory tax on book income	$2,136,000	$768,000
Permanent differences	(746,000)	44,000
Net operating loss utilization	(969,000)	(812,000)
Reduction in valuation allowance	(1,700,000)	(1,408,000)
Other	(421,000)	7,359
Income tax benefit	$(1,700,000)	$(1,400,641)

The components of income tax (benefit) expense for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Current federal tax expense	$244,000	$31,359
Deferred federal tax benefit	(1,944,000)	(1,432,000)
Total federal tax benefit	$(1,700,000)	$(1,400,641)

The cumulative tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012, are presented below:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Alternative minimum tax credits	$220,000	$130,000
Accrued compensation	233,000	173,000
Net operating loss carry forwards	10,482,000	11,536,000
Less valuation allowance	(5,251,000)	(8,136,000)
Net deferred tax assets	$5,684,000	$3,703,000

	December 31, 2013	December 31, 2012
Deferred tax liabilities:
Accelerated tax depreciation	$(378,000)	$(341,000)
Net deferred tax liabilities	$(378,000)	$(341,000)

The Company has determined that a valuation allowance of approximately $5,251,000 at December 31, 2013 is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized. The change in the valuation allowance for 2013 was approximately $2,885,000. Net operating losses utilized in 2013 were approximately $2,850,000.

At December 31, 2013, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $30.75 million acquired as part of the Merger between World Waste and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC. It is possible that the Company may be unable to use these NOLs in their entirety.  The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs. The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste's historical business, and the extent of the Company's subsequent income. The net operating loss carryforward will begin to expire in 2026.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The Company has not been audited by the Internal Revenue Service, but is subject to audit for the years 2010 through 2013.

NOTE 10. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $175,152 and $178,968 for the years ended December 31, 2013 and 2012, respectively, for options previously awarded by the Company.

Stock option activity for the years ended December 31, 2013 and 2012 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2012	2,939,167	$5.70	6.50	$1,144,024
Options granted	711,667	2.46	8.78	420,796
Options exercised	(405,000)	(1.19)	—	(89,080)
Options cancelled/forfeited/expired	(185,000)	(0.68)	—	(148,577)
Outstanding at December 31, 2013	3,060,834	$5.89	6.07	$1,327,163

Vested at December 31, 2013	2,268,334	$6.97	5.20	$722,143

Exercisable at December 31, 2013	2,268,334	$6.97	5.20	$722,143

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	3,073,334	$5.46	7.00	$990,995
Options granted	225,000	1.91	10.00	197,146
Options exercised	(65,000)	(1.47)	—	(5,239)
Options cancelled/forfeited/expired	(294,167)	(1.21)	—	(38,878)
Outstanding at December 31, 2012	2,939,167	$5.70	6.50	$1,144,024

Vested at December 31, 2012	2,283,237	$6.89	6.41	$709,902

Exercisable at December 31, 2012	2,283,237	$6.89	6.41	$709,902

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2013 and 2012 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2012	1,163,308	$12.37	0.40	$128,889
Warrants exercised	(631,250)	(1.65)	—	(30,029)
Warrants cancelled/forfeited/expired	(524,975)	(25.38)	—	(95,960)
Warrants at December 31, 2013	7,083	$2.72	1.57	$2,900

Vested at December 31, 2013	833	$10.00	0.25	$100

Exercisable at December 31, 2013	833	$10.00	0.25	$100

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	1,245,311	$12.48	1.41	$142,065
Warrants granted	—	—	—	—
Warrants exercised	(37,500)	(1.08)	—	(10,626)
Warrants cancelled/forfeited/expired	(44,503)	(25.00)	—	(2,550)
Warrants at December 31, 2012	1,163,308	$12.37	0.40	$128,889

Vested at December 31, 2012	1,150,808	$12.50	0.41	$123,289

Exercisable at December 31, 2012	1,150,808	$12.50	0.41	$123,289

The following table summarizes the assumptions used in assessing the above described option and warrant valuations:

	YEAR ENDED DECEMBER 31, 2013	YEAR ENDED DECEMBER 31, 2012
Expected volatility	20%	35-39%
Expected dividends	—%	—%
Expected term (in years)	5-10	10
Risk-free rate	0.64%	0.35-0.39%

NOTE 11. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the year ended December 31, 2013 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the year ended December 31, 2013 does not include options to purchase 917,667 shares and warrants to purchase 833 shares due to their anti-dilutive effect.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the year ended December 31, 2013 and 2012:

	2013	2012
Basic Earnings per Share
Numerator:
Net income available to common shareholders	$7,879,470	$3,658,267
Denominator:
Weighted-average common shares outstanding	17,830,194	12,138,229

Basic earnings per share	$0.44	$0.30

Diluted Earnings per Share

Numerator:
Net income available to common shareholders	$7,879,470	$3,658,267
Denominator:
Weighted-average shares outstanding	17,830,194	12,138,229

Effect of dilutive securities
Stock options and warrants	1,033,633	1,215,014
Preferred stock	1,319,002	1,512,891

Diluted weighted-average shares outstanding	20,182,829	14,866,134

Diluted earnings per share	$0.39	$0.25

NOTE 12. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2013, there were 21,205,609 common shares issued and outstanding.

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

During the twelve months ending December 31, 2013, 193,889 shares of the Company's Series A Preferred Stock were converted into 193,889 shares of our common stock on a one-for-one basis. Additionally, warrants to purchase 631,250 shares of the Company's common stock were exercised for a net of 310,013 shares of common stock (when adjusting for a cashless exercise of certain of such warrants and the payment, in shares of common stock ($993,750) and cash ($48,436), of an aggregate exercise price of $1,042,188 in connection with such exercises) and 310,013 shares of common stock were issued to the warrant holders in connection with such exercises; and options to purchase 405,000 shares of common stock were exercised for a net of 330,050 shares of common stock (when adjusting for a cashless exercise of such certain of such options and the payment, in shares of common stock ($235,500) and cash ($12,500), of an aggregate exercise price of $248,000 in connection with such exercises) and 330,050 shares of common stock were issued to the option holders in connection with such exercises. Additionally in November 2013, 3,392,800 shares were sold in connection with a primary underwritten offering of the Company's common stock for a net amount of $8,628,346. The shares have a par value per share of $0.001.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 13.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of December 31, 2013, there were 1,319,002 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

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

NOTE 14.  ACQUISITION

In January, 2013, the Company purchased two trucks, miscellaneous operating assets and a used oil collection customer base from a used oil collection company in the Houston, Texas area. The Company paid $123,845 for the business and had consideration of $33,850 due contingent on this customer base producing a specified number of gallons per month for three months. On April 17,

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

2013, $26,258 was paid for the collected gallons and all obligations in connection with the acquisition were satisfied. The portion of the acquired company was immediately integrated into the Company's operations.

In October 2013, the Company acquired a 51% membership interest in E-Source for $903,065 and contingent consideration of $748,000.

The acquisition was accounted for under the purchase method of accounting, with the Company identified as the acquirer, and the operating results of E-Source have been included in the Company's consolidated financial statements as of the effective date of the acquisition. Under the purchase method of accounting, the aggregate amount of consideration paid by the Company was allocated to E-Source's net tangible assets and intangible assets based on their estimated fair values as of October 1, 2013.  The excess purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The Company retained an independent third-party appraiser to assist management in its valuation. The allocation of the purchase price is based on the best estimates of management.

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date. The allocation of fair values are preliminary and are subject to change in the future during the measurement period.

(in thousands)
Cash and cash equivalents	$473
Accounts receivable	1,086
Inventory	—
Prepaid expenses	98
Property, plant and equipment	2,564
Land	—
Other assets	331
Intangible assets	397
Goodwill	947
Total identifiable net assets	$5,896
Less liabilities assumed, including contingent consideration	(4,993)
Total purchase price	$903

The Company incurred approximately $27,150 in costs associated with the E-Source acquisition. These included legal, accounting, environmental, investment banking, and related party transaction committee costs.

The following table summarizes the cost of amortizable intangible assets related to the E-Source acquisition :

	Estimated Cost (in thousands)	Useful life (years)
Customer relations	$316	8
E-Source trade name	81	6
Total	$397

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2013 and 2012 assume the E-Source acquisition occurred as of January 1, 2012. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2012 or of results that may occur in the future (amounts in thousands other than earnings per share):

	Twelve Months Ended December
	2013	2012
Revenue	$167,672,880	$143,466,487
Cost of goods sold	148,587,313	130,749,167
Gross profit	19,085,567	12,717,320
Selling, general and administrative expenses	11,788,426	9,815,119
Income from operations	7,297,141	2,902,201
Other income and expense	1,281,585	741,743
Non-controlling interest	(562,939)	7,019

Net income	$8,015,787	$3,650,963

Earnings per common share-Basic	$0.45	$0.30

Earnings per common share-Diluted	$0.40	$0.25

NOTE 15.  CONTINGENT CONSIDERATION

As part of the consideration paid in connection with the acquisition of Vertex LP as discussed in Note 1, if certain earning targets are met, the Company has to pay the seller approximately $2,233,000 annually in 2013, 2014 and 2015. As of December 31, 2013, it has been determined that the 2013 earnings target will not be met and the contingent consideration has been reduced by $1,850,000, which represents the discounted cash flow for year one. It has also been determined that there is a 25% probability that the 2014 earnings target will not be met and the contingent consideration has been reduced by $388,750, which represents 25% of the discounted cash flows for year two.

As part of the consideration paid in connection with the acquisition of E-Source as discussed in Note 14, if certain targets are met, the Company has to pay the seller approximately $260,000 annually in 2014, 2015, 2016 and 2017. The Company has recorded contingent consideration of $748,000, which is the discounted cash flows of the earn-out payments.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 16.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions.  Segment information for the years ended December 31, 2013 and 2012, are as follows:

YEAR ENDED DECEMBER 31, 2013

	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$89,120,218	$55,729,434	$17,117,600	$161,967,252

Net income from operations	$1,057,254	$3,044,773	$2,949,176	$7,051,203

Total Assets	$48,172,680	$8,817,544	$7,556,132	$64,546,356

YEAR ENDED DECEMBER 31, 2012

	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$89,132,373	$44,335,551	$1,105,319	$134,573,243

Net income (loss) from operations	$(764,246)	$3,162,150	$(6,654)	$2,391,250

Total Assets	$44,581,361	$4,254,082	$266,934	$49,102,377

NOTE 17. SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the available credit on the Line of Credit is $10,000,000.  As of March 20, 2014, the outstanding balance drawn on the line of credit is $0 leaving an available balance for draw downs of $10,000,000.

Subsequent to December 31, 2013, (a) 10,533 shares of the Company's Series A Preferred Stock were converted into 10,533 shares of our common stock on a one-for-one basis; (b) an option holder exercised options to purchase 6,250 shares of the Company’s common stock at an exercise price of $2.10 per share and surrendered 3,860 shares (equal in value to the exercise price) in a cashless exercise of such option and was issued a net of 2,390 shares of our common stock; (c) an option holder exercised options to purchase 20,000 shares of the Company's common stock at an exercise price of $1.20 per share for $24,000 and was issued 20,000 shares of our common stock; and (d) one share of the Company's common stock was returned to the Company by a shareholder.

On March 17, 2014, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, Vertex Refining LA, LLC and Vertex Refining NV, LLC, both newly-formed wholly-owned subsidiaries of the Company, Omega Refining, LLC (“Omega Refining”), Bango Refining NV, LLC (“Bango Refining”) and Omega Holdings Company LLC (“Omega Holdings” and collectively with Omega Refining and Bango Refining, “Omega” or the “sellers”).

Pursuant to the Purchase Agreement, we agreed to acquire certain of Omega’s assets related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services.  Specifically, the assets include Omega’s Marrero, Louisiana and Bango, Nevada, re-refineries (which re-refine approximately 80 million gallons of used motor oil per year).  Additionally, the Marrero, Louisiana plant produces vacuum gas oil (VGO) and the Bango, Nevada plant produces base lubricating oils.  Omega also operates Golden State Lubricants Works, LLC (“Golden State”), a strategic blending and storage facility located in Bakersfield, California, which is included in the acquisition.  In connection with the acquisition, we will also be acquiring certain of Omega’s prepaid assets and inventory.

The acquisition is planned to close in two separate closings, the first of which relating to the acquisition of Omega Refining and ownership of Golden State, is expected to close by April 1, 2014 (the “Initial Closing”), and the second of which relating to the acquisition of Bango Refining, is expected to close on or around August 2014, subject to certain closing conditions being met (the “Final Closing“).  Our obligation to consummate the Final Closing is subject to among other things, that the Bango plant operated by Bango Refining be fully restored and operational, as well as the plant meeting certain used motor oil proceeding run rates and that there is no adverse claims or legal proceedings related to an accident that occurred at the Bango plant in December 2013.

The purchase price payable at the Initial Closing is $30,750,000 in cash and the issuance of 500,000 shares of our common stock, subject to adjustment in the event minimum inventory levels are not met at closing.  Additionally, we have agreed to assume certain capital lease obligations and other liabilities relating to contracts and leases of Omega Refining.

The amount due at the Final Closing, in consideration for the acquisition of Bango Refining, will be the assumption of the Bango Note (defined below), the issuance of 1,500,000 shares of our common stock of which 1,000,000 shares (with an agreed value of $3.2301 per share or $3,230,100) will be held in escrow and used to satisfy indemnification claims, and are further subject to adjustment in the event minimum inventory levels are not delivered at the Final Closing, and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Bango Refining.  A portion of the Escrow Shares will be released from escrow, subject to outstanding claims, on September 15, 2015, and the remainder will be released on the 18 month anniversary of the Final Closing.  Subject to certain negotiated exceptions for excluded liabilities, taxes and other fundamental items, the sellers’ indemnification obligations are capped at $5 million.

We are also obligated to provide the sellers with a $1.6 million short term line of credit, bearing 9.5% interest per year, to fund the operations of Bango Refining between the Initial Closing and Final Closing.  The line of credit must be paid down to a maximum balance of $600,000 at the Final Closing and must be fully repaid on or before March 31, 2015. Additionally, we are to receive a secured promissory note jointly issued by Omega Refining and Bango Refining, equal to the amount that the consideration paid by us at the Initial Closing exceeds 2/3rd of the total enterprise value of Omega (estimated to be in the amount of approximately $5.7 million to $5.8 million), which will not accrue any interest for six months and will accrue interest at the rate of 9.5% thereafter and will be due on the Final Closing date (the “Bango Note”).  Finally, we will provide an interim loan of up to $1.25 million between the Initial Closing and Final Closing to Bango Refining in order for that entity to complete certain capital expenditures, which will increase the outstanding Bango Note amount which will be satisfied at the Final Closing.

The consideration payable in connection with the acquisition is subject to customary adjustments prior to the closings depending on certain criteria, including the amount of inventory delivered by the sellers at the closings.

The sellers also have the right to earn additional earn-out consideration in the event certain EBITDA targets are met by (a) Bango Refining during the years ended December 31, 2015 and 2016 (which targets begin at $3.5 million of EBITDA per year), of up to an aggregate of $9 million (payable in shares of the Company’s common stock equal to the volume-weighted average of the regular session closing prices per share of the Company’s common stock on the NASDAQ Capital Market for the ten (10) consecutive trading days prior to the applicable due date of such payments, provided, however, in no event shall the VWAP be less than $3.15 per share or more than $10.00 per share, as adjusted for any stock splits or recapitalizations) and (b) Omega Refining during any twelve month period during the eighteen month period commencing on the first day of the first full calendar month following the Initial Closing date (which targets begin at $8 million of EBITDA during such twelve month period) of up to 940,995 shares of common stock of the Company, in each case subject to adjustment for certain capital expenditures.  Notwithstanding the above, the maximum number of shares of common stock to be issued pursuant to the Purchase Agreement cannot (i) exceed 19.9% of the outstanding shares of common stock outstanding on March 17, 2014, (ii) exceed 19.9% of the combined voting power of the Company on March 17, 2014, or (iii) otherwise exceed such number of shares of common stock that would violate applicable listing rules of the NASDAQ Stock Market in the event the the Company’s stockholders do not approve the issuance of such shares (the “Share Cap”).  In the event the number of shares to be issued under the Purchase Agreement exceeds the Share Cap, then the Company is required to instead pay any such additional consideration in cash or obtain the approval of the Company’s stockholders under applicable rules and requirements of the NASDAQ Capital Market for the additional issuance of shares.

Finally, pursuant to the acquisition, (a) the sellers will agree to enter into a non-competition agreement whereby they will agree not to compete against us in connection with the acquired businesses, or to solicit active customers of the acquired businesses for a period of five years and (b) certain of the employees of the sellers will agree to enter into three year employment agreements with our newly formed subsidiaries.

Additionally, we are required to file a registration statement within thirty days of the Initial Closing and obtain effectiveness of the registration statement within ninety days of the filing date, registering the shares of common stock issuable to Omega in connection with the acquisition.  In the event we fail to file the registration statement or obtain effectiveness of the registration within the time periods set forth in the Purchase Agreement, we are required to pay damages for each thirty (30) day period until cured, equal to that number of shares of common stock as equals 1% of the aggregate number of shares of common stock issued to Omega, however, we are not obligated to pay any liquidated damages if we are unable to fulfill our registration obligations as a result of rules, regulations, positions or releases or actions taken by the Securities and Exchange Commission.

The Purchase Agreement may be terminated at any time prior to the Initial Closing by mutual written agreement of the parties; by us or Omega (provided the terminating party is not in breach of the Purchase Agreement), if the Initial Closing has not been consummated by April 15, 2014; by any party if the transactions contemplated by the Purchase Agreement become illegal or are prohibited by law; by the non-breaching party if either the Company or Omega materially breaches their obligations under the Purchase Agreement, and if capable of being cured, is not cured within the time periods set forth in the Purchase Agreement.

The closings are subject to the satisfaction of certain customary closing conditions, including, but not limited to us raising the funds required to complete the acquisition, which may not be available on favorable terms, if at all. The Purchase Agreement contains customary representations, warranties, covenants and indemnities by the parties thereto. Craig-Hallum Capital Group LLC is acting as exclusive financial advisor to us in connection with the acquisition and has provided a fairness opinion to the Board of Directors in connection with the transaction.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013.  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2013.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2013 in connection with the solicitation of proxies for the Company’s 2014 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this Item will be set forth under the headings "Executive Compensation", "Board of Directors Compensation" and "Outstanding Equity Awards at Fiscal Year-End" in the Company's 2014 Proxy Statement to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The Company appointed LBB & Associates Ltd., LLP as independent auditors to audit the consolidated financial statements of the Company for the fiscal years ended December 31, 2013 and December 31, 2012.

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants for the fiscal years ended December 31, 2013 and December 31, 2012:

Fee Category	2013 Fees	2012 Fees
Audit Related Fees	$130,129	$96,639
All Other Fees	32,924	14,035
Total Fees	$163,053	$110,674

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

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

VERTEX ENERGY, INC.

Date: March 24, 2014	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2014	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer) and Chairman		Chris Carlson Chief Financial Officer (Principal Accounting/Financial Officer)
Date:	March 24, 2014	Date:	March 24, 2014

By:	/s/ Christopher Stratton	By:	/s/ Dan Borgen
	Christopher Stratton Director		Dan Borgen Director

Date:	March 24, 2014	Date:	March 24, 2014

By:	/s/ Timothy C. Harvey	By:	/s/ David Phillips
	Timothy C. Harvey Director		David Phillips Director

Date:	March 24, 2014	Date:	March 24, 2014

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
1.1	Underwriting Agreement, dated November 20, 2013, by and among Vertex Energy, Inc. and Craig-Hallum Capital Group LLC		8-K	1.1	11/21/2013	001-11476
2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/2012	000-53619
2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/2012	000-53619
2.3	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA. LLC., Vertex Refining NV., LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (March 17, 2014)		8-K	2.1	3/19/2014	001-11476
3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.		8-K/A	3.1	6/26/2009	000-53619
3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.		8-K	3.1	7/16/2010	000-53619
3.3	Amended and Restated Bylaws of Vertex Energy, Inc.		8-K	3.1	1/15/2014	001-11476
10.1	Employment Agreement with Benjamin P. Cowart effective April 16, 2009 ***		8-K/A	10.5	6/26/2009	000-53619
10.2	Employment Agreement with Matthew Lieb effective April 16, 2009 ***		8-K/A	10.7	6/26/2009	000-53619
10.3	Loan Agreement with Bank of America dated September 16, 2010		8-K	10.1	9/24/2010	000-53619
10.4	Security Agreement with Bank of America dated September 16, 2010		8-K	10.2	9/24/2010	000-53619
10.5(+)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy, Inc. dated April 17, 2013		8-K	10.1	11/12/2013	001-11476
10.6	Amended and Restated Employment Agreement with Chris Carlson dated March 29, 2011 and effective April 1, 2010***		10-K	10.18	12/31/2004	000-53619
10.7	First Amendment to Employment Agreement with Benjamin P. Cowart dated March 25, 2011 and effective as of December 15, 2010***		10-K	10.19	12/31/2004	000-53619
10.8	First Amendment to Employment Agreement with Matt Lieb dated February 1, 2011 and effective March 28, 2011***		10-K	10.20	12/31/2010	000-53619

10.9	Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated July 5, 2011***		10-Q	10.21	9/30/2011	000-53619
10.10	Second Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated June 15, 2012***		10-Q	10.11	9/30/2012	000-53619
10.11	Employment Agreement with John Strickland - July 2012**		10-Q	10.12	9/30/2012	000-53619
10.12	Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012		8-K	10.1	9/12/2012	000-53619
10.13	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.2	9/12/2012	000-53619
10.14	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.3	9/12/2012	000-53619
10.15	Security Agreement with Bank of America, N.A. dated August 31, 2012		8-K	10.4	9/12/2012	000-53619
10.16	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.5	9/12/2012	000-53619
10.17	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012		10-Q	10.18	9/30/2012	000-53619
10.18	Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***		10-Q	10.19	9/30/2012	000-53619
10.19	Second Addendum to Employment Agreement with Benjamin P. Cowart, dated August 31, 2012***		10-Q	10.20	9/30/2012	000-53619
10.20	First Addendum to Amended and Restated Employment Agreement with Chris Carlson, dated August 31, 2012***		10-Q	10.21	9/30/2012	000-53619
10.21	2004 Stock Option Plan - World Waste Technologies, Inc.***		10-KSB	10.3	12/31/2004	001-11476
10.22	Form of Stock Option Agreement, pursuant to 2004 Stock Option Plan***		10-KSB	10.4	12/31/2004	001-11476
10.23	2007 Stock Plan - World Waste Technologies, Inc.***		8-K	10.2	5/21/2007	001-11476
10.24	Form of Stock Option Agreement, pursuant to 2007 Stock Option Plan***		8-K	10.3	5/21/2007	001-11476
10.25	Vertex Energy, Inc., 2008 Stock Incentive Plan***		8-K/A	4.1	6/26/2009	000-53619
10.26	2008 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.27	12/31/2012	001-11476
10.27	Vertex Energy, Inc., 2009 Stock Incentive Plan***		8-K	4.1	7/31/2009	000-53619
10.28	2009 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.29	12/31/2012	001-11476
10.29	Waiver and Second Amendment to Credit Agreement with Bank of America, N.A. (January 2013)		10-K	10.30	12/31/2012	001-11476
10.30	Vertex Energy, Inc. 2013 Stock Incentive Plan***	X

10.31	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***		8-K	10.1	9/30/2013	001-11476
10.32	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	1/28/2014	333-193586
14.1	Code of Ethical Business Conduct and Whistleblower Protection Policy		8-K/A	14.1	2/13/2013	001-11476
21.1	Subsidiaries	X
23.1	Consent of LBB & Associates Ltd., LLP	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
99.2	Charters Of The Compensation Committee; Audit Committee; Nominating And Corporate Governance Committee; and Related Party Transaction Committee		8-K/A	99.2	2/13/2013	001-11476
99.3	Charter of Risk Committee		10-Q	99.2	9/30/2013	001-11476
101.INS++	XBRL Instance Document	X
101.SCH++	XBRL Taxonomy Extension Schema Document	X
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

+ Certain portions of this document as (which portions have been replaced by "X's") have been omitted in connection with a request for Confidential Treatment which was granted by the Commission.   This entire exhibit including the omitted confidential information has been filed separately with the Commission.

++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.