Form 10-Q
period 2014-03-31
Vertex Energy Inc.
filed 2014-05-13
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2014

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 22,514,739 shares of common stock issued and outstanding as of May 7, 2014.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$5,016,444	$2,678,628
Accounts receivable, net	11,417,226	11,714,813
Inventory	7,554,364	8,540,459
Prepaid expenses	1,470,755	1,161,721
Total current assets	25,458,789	24,095,621
Noncurrent assets
Fixed assets, net	15,476,237	15,091,176
Intangible assets, net	14,835,694	15,172,816
Goodwill	4,922,353	4,502,743
Deferred federal income taxes	5,684,000	5,684,000
Total noncurrent assets	40,918,284	40,450,735
TOTAL ASSETS	$66,377,073	$64,546,356

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,288,497	$14,096,185
Current portion of long-term debt	2,845,145	1,956,847
Total current liabilities	18,133,642	16,053,032
Long-term liabilities
Long-term debt	6,210,138	6,558,851
Contingent consideration	3,220,250	3,220,250
Deferred federal income tax	378,000	378,000
Total liabilities	27,942,030	26,210,133
Commitments and contingencies

EQUITY
Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value,
5,000,000 authorized and 1,279,342 and 1,319,002 issued
and outstanding at March 31, 2014 and December 31,
2013, respectively	1,279	1,319
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 21,267,658 and 21,205,609
issued and outstanding at March 31, 2014 and
December 31, 2013, respectively	21,268	21,206
Additional paid-in capital	19,882,694	19,579,732
Retained earnings	18,404,169	17,542,004
Total Vertex Energy, Inc. stockholders' equity	38,309,410	37,144,261
Non-controlling interest	125,633	1,191,962
Total equity	38,435,043	38,336,223

TOTAL LIABILITIES AND EQUITY	$66,377,073	$64,546,356
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)
	March 31,	March 31,
	2014	2013
Revenues	$47,349,658	$33,254,801
Cost of revenues	42,205,170	29,785,043
Gross profit	5,144,488	3,469,758

Selling, general and administrative expenses (exclusive of acquisition related expenses)	3,587,489	2,221,492
Acquisition related expenses	600,412	36,592
Total selling, general and administrative expenses	4,187,901	2,258,084

Income from operations	956,587	1,211,674

Other income (expense)
Other income	370	25,289
Other expense	—	(40,726)
Interest expense	(75,811)	(106,140)
Total other (expense)	(75,441)	(121,577)

Income before income tax	881,146	1,090,097

Income tax benefit (expense)	—	(6,502)

Net income	$881,146	$1,083,595

Net income attributable to non-controlling interest	(18,981)	—

Net income attributable to Vertex Energy, Inc.	$862,165	$1,083,595

Earnings per common share
Basic	$0.04	$0.06
Diluted	$0.04	$0.05

Shares used in computing earnings per share
Basic	21,232,949	17,079,242
Diluted	23,738,018	20,139,182

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities
Net income	$881,146	$1,083,595
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation expense	51,224	48,054
Depreciation and amortization	732,677	532,718
Deferred federal income tax	—	(10,000)
Changes in operating assets and liabilities
Accounts receivable	297,587	(222,270)
Inventory	986,095	(37,871)
Prepaid expenses	(728,644)	(26,731)
Accounts payable	1,192,312	1,771,924
Net cash provided by operating activities	3,412,397	3,139,419

Cash flows from investing activities
Acquisition, net	—	(34,122)
Refund of asset acquisition	—	675,558
Purchase of fixed assets	(780,616)	(548,229)
Net cash provided by (used in) investing activities	(780,616)	93,207

Cash flows from financing activities
Line of credit payments, net	—	(2,250,000)
Payments related to primary stock offering	(3,500)	—
Proceeds from note payable	351,921	—
Payments on note payable	(666,386)	(473,735)
Proceeds from exercise of common stock warrants	24,000	—
Net cash used in financing activities	(293,965)	(2,723,735)

Net increase in cash and cash equivalents	2,337,816	508,891

Cash and cash equivalents at beginning of the period	2,678,628	807,940

Cash and cash equivalents at end of period	$5,016,444	$1,316,831

SUPPLEMENTAL INFORMATION
Cash paid for interest	$75,811	$76,706
Cash paid for income taxes	$—	$—

NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$40	$84
Note payable for acquisition of E-Source interest	$854,050	$—
Additional paid in capital for acquisition of E-Source interest	$231,260	—

 See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the “Company,” or “Vertex Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual consolidated financial statements as filed with the SEC on Form 10-K on March 25, 2014 (the “Form 10-K”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period presentation. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

NOTE 2.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At March 31, 2014 and 2013 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2014		2013
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	42%	32%	—%	—%
Customer 2	21%	17%	59%	64%
Customer 3	15%	9%	3%	—%
Customer 4	—%	—%	8%	13%

The Company purchases goods and services from one company that represented 10% of total purchases for the three months ended March 31, 2014 and two companies that represented 13% and 10% each for the three months ended March 31, 2013.

The Company has had various debt facilities available for use, of which there was $9,055,283 and $8,515,698 outstanding as of March 31, 2014 and December 31, 2013, respectively. See Note 3 for further details.

In February 2013, Bank of America agreed to lease the Company up to $1,025,000 of equipment to enhance the Thermal Chemical Extraction Process (TCEP) operation, which went into effect in April 2013.  Under the current terms of the lease agreement, there are 60 monthly payments of approximately $13,328.

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

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31,

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

2013, the Company had utilized approximately $11.25 million of these NOLs leaving approximately $30.75 million of potential NOLs of which we expect to utilize approximately $0.4 million for the three months ended March 31, 2014.  The Company recorded a change in valuation allowance for the three months ended March 31, 2014 for approximately $136,000.

NOTE 3. NOTES PAYABLE

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and to provide the Company with an additional $10,000,000 in the form of a revolving line of credit, to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on August 31, 2014.  The balance on the revolving line of credit was $0 at March 31, 2014.

Amounts borrowed under the term note bear interest at the option of the Company of either the lender's prime commercial lending rate then in effect or the Bank of America LIBOR rate plus 2.75%.  Accrued and unpaid interest on the term note is due and payable monthly in arrears and all amounts outstanding under the term note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,667 are due and payable on the term note monthly in arrears on the last day of each month and continuing until the maturity date. The balance of the term loan was $5,808,333 at March 31, 2014.

The financing arrangement discussed above is secured by all of the assets of the Company.  The loan contains certain restrictive covenants including a Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.25 to 1.00, and a Senior Funded Debt to EBITDA Ratio, as defined in the agreement, not to exceed 2.00 to 1.00. A tangible net worth requirement was included in the credit agreement in error. This requirement was waived and the credit agreement was amended in January 2013. The Company was in compliance with all aspects of the agreement at March 31, 2014.

The Company has notes payable to various financial institutions, bearing interest at rates ranging from 5% to 6.35%, maturing from November 2015 to April 2023. The balance of the notes payable is $2,392,900 at March 31, 2014.

Effective January 1, 2014, the Company purchased an additional 19% ownership interest in E-Source Holdings. In consideration for the additional interest the Company will pay $854,050 of which $200,000 was paid on April 11, 2014 and the remainder is to be paid monthly in $72,672 installments. The Company will also issue 207,743 shares of stock on January 31, 2015 if certain EBITDA criteria are met for 2014. As of the date of the transaction, the estimated value of the stock to be issued of approximately $231,000 was recorded as additional paid in capital and a reduction of the non-controlling interest in accordance with ASC 810-10-45.

NOTE 4. STOCK-BASED COMPENSATION

Stock-based compensation expense was $51,224 and $48,054 for the three months ended March 31, 2014 and 2013, respectively, for options previously awarded by the Company.

Stock option activity for the three months ended March 31, 2014 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2013	3,060,834	$5.89	6.07	$1,327,163
Options forfeited	(18,750)	(2.10)	—	(12,840)
Options exercised	(26,250)	(1.41)	—	(15,589)
Outstanding at March 31, 2014	3,015,834	$5.95	5.80	$1,298,734
Vested at March 31, 2014	2,235,834	$7.00	4.93	$646,768
Exercisable at March 31, 2014	2,235,834	$7.00	4.93	$646,768

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

A summary of the Company’s stock warrant activity and related information for the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2013	7,083	$2.72	1.57	$2,900
Warrants cancelled/forfeited/expired	(833)	(10.00)	—	(100)
Warrants at March 31, 2014	6,250	$1.75	1.50	$2,800
Vested at March 31, 2014	—	$—	—	$—
Exercisable at March 31, 2014	—	$—	—	$—

NOTE 5. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three months ended March 31, 2014 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the three months ended March 31, 2014 does not include options to purchase 817,667 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	2014	2013
Basic Earnings per Share
Numerator:
Net income available to common shareholders	$862,165	$1,083,595
Denominator:
Weighted-average shares outstanding	21,232,949	17,079,242
Basic earnings per share	$0.04	$0.06

Diluted Earnings per Share
Numerator:
Net income available to common shareholders	$862,165	$1,083,595
Denominator:
Weighted-average shares outstanding	21,232,949	17,079,242
Effect of dilutive securities
Stock options and warrants	1,225,727	1,631,017
Preferred stock	1,279,342	1,428,923
Diluted weighted-average shares outstanding	23,738,018	20,139,182
Diluted earnings per share	$0.04	$0.05

NOTE 6. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of March 31, 2014, there were 21,267,658 common shares issued and outstanding.

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

During the three months ended March 31, 2014, a total of 39,660 shares of the Company's Series A Preferred Stock were converted into 39,660 shares of our common stock on a one-for-one basis.  Options to purchase 26,250 shares of common stock were exercised for a net of 22,390 shares of common stock (when adjusting for a cashless exercise of 6,250 of such options and the payment, in shares of common stock, of an aggregate exercise price of $13,125, along with an exercise price of $24,000 paid in cash in connection with such exercises) and 22,390 shares of common stock were issued to the option holders in connection with such exercises.

NOTE 7.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of March 31, 2014, there were 1,279,342 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

NOTE 8.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions.  Segment information for the three months ended March 31, 2014 and 2013 is as follows:

THREE MONTHS ENDED MARCH 31, 2014
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$23,571,400	$19,827,459	$3,950,799	$47,349,658

Income from operations	$20,390	$770,575	$165,622	$956,587

THREE MONTHS ENDED MARCH 31, 2013
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$23,199,308	$8,831,746	$1,223,747	$33,254,801

Income from operations	$1,061,952	$138,356	$11,366	$1,211,674

NOTE 9. CONTINGENT CONSIDERATION

As part of the consideration paid related to the acquisition of Vertex LP as discussed in Note 2, if certain earnings targets are met, the Company has to pay the seller approximately $2,233,000 annually in each of 2013, 2014 and 2015. In 2013, it had been determined that the 2013 earnings target would not be met and the contingent consideration was reduced by $1,850,000, which represents the discounted cash flow for year one. It had also been determined that there was a 25% probability that the 2014 earnings target would not be met and the contingent consideration was reduced by $388,750, which represents 25% of the discounted cash flows for year two.

As part of the consideration paid in connection with the acquisition of E-Source Holding, LLC, if certain targets are met, the Company has to pay the seller approximately $260,000 annually in 2014, 2015, 2016 and 2017. The Company has recorded contingent consideration of $748,000, which is the discounted cash flows of the earn-out payments. In addition, on January 31,

2015, 207,743 shares of the Company's stock will be issued as consideration for the additional equity interest if certain performance metrics are achieved for 2014. As of the date of the transaction, the estimated value of the stock to be issued of approximately $231,000 was recorded as additional paid in capital and a reduction of the non-controlling interest in accordance with ASC 810-10-45.

NOTE 10. SUBSEQUENT EVENTS

Subsequent to March 31, 2014, (a) 500,000 shares of the Company's Series A Preferred Stock were converted into 500,000 shares of our common stock on a one-for-one basis; (b) options to purchase 258,750 shares of common stock were exercised for a net of 247,081 shares of common stock (when adjusting for a cashless exercise of 153,750 of such options and the payment, in shares of common stock, of an aggregate exercise price of $80,375, along with an exercise price of $51,250 paid in cash in connection with such exercises) and 247,081 shares of common stock were issued to the options holders in connection with such exercises; and (c) 500,000 shares of the Company's common stock were issued in connection with the Omega acquisition.

Subsequent to March 31, 2014, the available credit on the Line of Credit is $20,000,000. As of May 5, 2014, the outstanding balance drawn on the line of credit is $0 leaving an available balance for draw downs of $20,000,000.

Effective May 2, 2014, we and our newly formed subsidiary, Vertex Energy Operating, LLC (“Vertex Operating”, which was formed as a holding company to hold the Company’s operating subsidiaries, which were subsequently transferred to and are currently wholly-owned by Vertex Operating), as well as certain of our other direct and indirect subsidiaries (other than E-Source Holdings, LLC (“E-Source” (of which we own 70%)) as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Goldman Sachs Bank USA as lender and as administrative agent and collateral agent (the “Lender” or the “Agent”). Pursuant to the Credit Agreement, the Lender loaned us $40 million (the “Credit Agreement Loan”), which was evidenced by a Term Loan Note. Pursuant to the Credit Agreement, the Company has the option to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate (defined below) and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the maximum rate at which reserves (including, without limitation, any basic marginal, special, supplemental, emergency or other reserves) are required to be maintained with respect thereto against “Eurocurrency liabilities” (as such term is defined in Regulation D) under regulations issued from time to time by the Board of Governors of the Federal Reserve System or other applicable banking regulator (the “Adjusted LIBOR Rate”), in each case subject to the terms and conditions of the Credit Agreement, and in each case plus between 5.5% and 7.5% per annum (as provided in the Credit Agreement, based on several factors, including the
Company’s total leverage). Interest on the Credit Agreement is payable monthly in arrears, provided that upon any event of default the interest rate increases to 2% per annum in excess of the applicable interest rate then in effect. The amount owed under the Credit Agreement is due and payable on May 2, 2019. Amortizing principal payments are due on the Credit Agreement Loan in the amount of $300,000 per fiscal quarter for June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, and $800,000 per fiscal quarter thereafter through maturity. Additionally, in the event (a) we receive any sale proceeds from the sale of assets or insurance proceeds (each as described in greater detail in the Credit Agreement), in excess of $250,000, we are required to pay such sale proceeds, less certain deductions, as a prepayment of the Credit Agreement Loan, unless we decide to reinvest such proceeds in long-term production assets as described in the Credit Agreement; (b) we sell equity securities (subject to certain exceptions) we are required to use 100% of the proceeds from such sales to repay the Credit Agreement Loan, subject to certain exemptions, including up to $5 million to be used for working capital, permitted acquisitions, working capital of one of our subsidiaries and funds (which are required to total at least $10 million) which we are able to raise prior to June 30, 2014 (subject to the terms of the Credit Agreement) through the sale of securities; (c) we issue debt, we are required to prepay the Credit Agreement Loan in an amount equal to 100% of such funds received; (d) we have cash flow which exceeds certain pre-negotiated limits, we are required to use between 50% and 75% of such additional cash flow to repay the Credit Agreement Loan; (e) we receive tax refunds in excess of $100,000 in any year, we are required to use such funds to prepay the Credit Agreement Loan; (f) our total debt exceeds certain maximum debt ratios set forth in the Credit
Agreement, we are required to immediately repay the Credit Agreement Loan in an amount equal to such excess debt; or (g) we receive any funds under the Purchase Agreement, we are required to prepay the Credit Agreement Loan in an amount equal to such received funds, subject in each case to the terms and conditions of the Credit Agreement. We also have the right to make voluntary repayments of the Credit Agreement Loan in the minimum amount of $500,000 (and in multiples of $100,000) from time to time. Except with respect to certain accounts, certain finished goods inventory and certain other reserves described in the Amended BOA Credit Agreement (as defined below), the amount owed pursuant to the Credit Agreement is secured by a first priority security interest in all of our assets and all of the assets and securities of our direct and indirect subsidiaries and is also guaranteed by our subsidiaries (other than E-Source) pursuant to the terms of the Credit Agreement, a Pledge and Security Agreement and Mortgage (providing a security interest over certain of our real property assets).

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

The Credit Agreement contains customary representations, warranties, covenants for facilities of similar nature and size as the Credit Agreement, and requirements for the Company to indemnify the Lender and the Agent for certain losses. The Credit Agreement also includes various covenants (positive and negative) binding the Company, including, requiring that the Company provide the Agent with certain reports, provide the Agent notices of material corporate events and forecasts, limiting the amount of indebtedness the Company may incur (for example, the Company’s total indebtedness cannot exceed between $30,000,000-$32,000,000 at any time, subject to certain exemptions set forth in greater detail in the Credit Agreement), and requiring us to maintain certain financial ratios, relating to consolidated EBITDA and debt leverage including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Credit Agreement) to certain fixed charges (cumulative for subsequent periods up to the first 12 months and thereafter on a 12 month basis), for each quarter beginning June 30, 2014, of between 0.90:1.00 and 1.25:1.00 (depending on the applicable quarter); maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for the prior 12 month period, for each quarter beginning June 30, 2014, of between 4:1 and 2:1 (depending on the applicable quarter); maintaining consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for each fiscal quarter beginning June 30, 2014, and ending June 30, 2018, of between $4.25 million and $17 million (depending on the applicable quarter); and maintaining at all times (a) liquid cash on hand and (b) available drawdowns under the Amended BOA Credit Agreement (defined below), of at least $3 million. The Credit Agreement includes customary events of default for facilities of a similar nature and size as the Credit Agreement, including if a default occurs under certain material agreements of the Company; a judgment is obtained against the Company in an amount in excess of $250,000 or which could have a material adverse effect on the Company; and also provides that an event of default occurs if (a) Benjamin P. Cowart, the Company’s Chief Executive Officer, Chairman of the Board and largest shareholder, ceases to own and control at least 20% of the economic and voting interests of the Company (on a fully-diluted basis); (b) any person other than Mr. Cowart (i) obtains 30% of more of the voting or economic interest in the Company on a fully-diluted basis or (ii) obtains the power (whether or not exercised) to elect a majority of the members of the Board of Directors; (c) we cease to own and control 100% of Vertex Operating; (d) the majority of the seats (other than vacant seats) on the Board of Directors of the Company cease to be occupied by persons who either (i) were members of the Board of Directors of the Company on May 2, 2014, or (ii) were nominated for election by the Board of Directors of the
Company, a majority of whom were directors on May 2, 2014 or whose election or nomination for election was previously approved by a majority of such directors; (e) Vertex II, GP, LLC (Vertex Operating’s wholly-owned subsidiary) ceases to be the sole general partner of any guarantor of the Credit Agreement that is a partnership; (f) a “change of control” or similar event under the Amended BOA Credit Agreement (described below) shall occur; or (g) any event, transaction or occurrence occurs, a result of which Benjamin P. Cowart shall for any reason cease to be actively engaged in the day-to-day management of the Company and its subsidiaries in the role he serves on May 2, 2014, unless (x) an interim successor reasonably acceptable to Agent and the Lender as required by the Credit Agreement is appointed within 10 days and (y) a permanent successor reasonably acceptable to the Agent and the Lender as required by the Credit Agreement is appointed within 60 days. Additionally, in connection with our entry into the Credit Agreement, all parties to whom any deferred purchase price or “earn-out” obligations are owed by us executed and delivered to the Agent an Earnout Subordination Agreement (other than one of the individuals who is owed earn-out payments in connection with the E-Source purchase), pursuant to which they agreed to not receive or demand any “earn-out” payments until the Lender and BOA are paid in full under the credit agreements. In connection with the closing of the Credit Agreement, we agreed to pay the Agent’s legal fees and transaction costs associated with the transactions contemplated by the Credit Agreement. We also paid an aggregate of approximately $1.7 million in commissions and fees to our advisors Craig-Hallum Capital Group LLC, Sapphire Financial Group, LLC and Wunderlich Securities, Inc. in consideration for financial advisory services rendered in connection with the Purchase Agreement and credit agreements, the transactions contemplated therein in and in certain cases a fairness opinion obtained on certain of the transactions.

The proceeds from the Credit Agreement were used to pay the amounts due at the Initial Closing (defined below), pay certain Omega (defined below) capital leases and other obligations of Omega, and to pay expenses associated with the Credit Agreement and the acquisition described below.

Amended and Restated Credit Agreement with Bank of America, N.A.

On May 2, 2014, we and Vertex Operating entered into an Amended and Restated Credit Agreement (the “Amended BOA Credit Agreement”) with Bank of America, N.A. (“BOA”). The Amended BOA Credit Agreement amended and restated the prior credit agreement we entered into with BOA in August 2012. Pursuant to the Amended BOA Credit Agreement, BOA agreed to loan us up to $20 million (the “BOA Loan”), subject to the terms of the Amended BOA Credit Agreement and certain lending ratios set forth therein, provided that the amount outstanding cannot exceed an amount equal to the total of (i) 80% of

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

the Company’s accounts in which BOA has a first-priority perfected security interest; (ii) 65% of the Company’s finished-goods inventory in which BOA holds a first-priority perfected security interest, in each case subject to the terms and conditions of the credit agreement, plus (iii) certain reserves established by BOA. We have the right to request up to three increases in the amount of the facility, which in the aggregate cannot exceed $10 million and which individually are required to be a minimum of $3 million each, provided that BOA has the right to approve any increase in its sole discretion. Loans made pursuant to the Amended BOA Credit Agreement are evidenced by a Revolving Note, which replaced the Company’s August 2012 Revolving Note, which was repaid on May 2, 2014 in connection with the parties’ entry into the Amended BOA Credit Agreement.
Amounts borrowed under the Revolving Note bear interest at the option of the Company at BOA’s prime commercial lending rate then in effect plus between 1.25% and 2% per annum (depending on the Company’s leverage ratio from time to time) or the LIBOR rate in effect plus between 2.35% and 3% per annum (depending on the Company’s leverage ratio from time to time), and are payable monthly in arrears (provided that upon an event of default the interest rate then in effect increases by 4% per annum). The Revolving Note is due and payable on May 2, 2017. We have the right to prepay the Revolving Note at any time without penalty. We are also required to make certain mandatory prepayments on the Revolving Note as described therein.
The Amended BOA Credit Agreement also requires BOA to provide us certain letters of credit as described therein. We agreed to pay BOA a commitment fee equal to between 0.25% and 0.35% (depending on our leverage ratio) multiplied by the actual daily amount by which the maximum amount BOA has agreed to loan us (currently $20 million) exceeds the amount loaned (and subject to letters of credit), which is due and payable quarterly in arrears on the last day of each March, June, September, and December, beginning June 30, 2014, until maturity. We also paid BOA $50,000 at closing in fees. In connection with letters of credit issued by BOA, we agreed to pay BOA a fee equal to the greater of 2% per annum (multiplied by the daily maximum amount available to be drawn) and $500 per line of credit.

The Amended BOA Credit Agreement contains customary representations, warranties, covenants and requirements for the Company to indemnify BOA and its affiliates. The Amended BOA Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, requiring that the Company comply with certain reporting requirements, provide notices of material corporate events and forecasts to BOA, and maintain certain financial ratios, relating to debt leverage, consolidated EBITDA, maximum debt exposure we can incur (provided that if we exceed such maximum debt exposure limit as set forth in the Amended BOA Credit Agreement, we are required to immediately repay any amount exceeding the limits set forth in the BOA Credit Agreement) and minimum liquidity, including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Amended BOA Credit Agreement) to certain fixed charges (cumulative for subsequent periods up to the first 12 months and thereafter on a 12 month basis), for each quarter beginning June 30, 2014, of not less than 1.25 to 1.00; maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Amended BOA Credit Agreement), for the prior 12 month period, for each quarter beginning June 30, 2014, of between 3.5 to 1 and 2 to 1 (depending on the applicable quarter); maintaining consolidated EBITDA (as calculated and adjusted in the Amended BOA Credit Agreement), for each fiscal quarter beginning June 30, 2014, and ending March 30, 2017, of between $4.25 million and $15.5 million (depending on the applicable quarter); and maintaining at all times (a) liquid cash on hand and (b) available drawdowns under the Amended BOA Credit Agreement, of at least $3 million. The Amended BOA Credit Agreement includes customary events of default for facilities of a similar nature and size as the Amended BOA Credit Agreement, including if an event of default occurs under any agreement the Company is subject to and in an amount in excess of $250,000 or if the Company breaches any term of any material agreement the Company is party to, subject to its right to cure such breach(s) under the Amended BOA Credit Agreement, and also provides that an event of default occurs if (a) Benjamin P. Cowart, the Company’s Chief Executive Officer, Chairman of the Board and largest shareholder, ceases to be actively involved in the day-to-day management or operation of the Company or if Mr. Cowart ceases to own and control at least 20% of the equity interests of the Company; (b) the Company ceases at any time to own and control 100% of Vertex Operating or certain other of its subsidiaries; (c) Vertex Acquisition Sub, LLC (Vertex Operating’s wholly-owned subsidiary) ceases to control 100% of its current subsidiaries; (d) certain other changes in control of our subsidiaries occur; (e) a “change of control” or similar event or event of default occurs under the Credit Agreement; or (f) a default occurs under certain lease agreements related to premises leased by the Company. The amounts due pursuant to the Amended BOA Credit Agreement are secured by a Pledge and Security Agreement and various Deeds of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filings in favor of BOA. Additionally, Vertex Operating and the Company and each of the Company’s subsidiaries (other than E-Source) pledged all collateral which they own (including securities held) as security for the repayment of the amounts due pursuant to the Amended BOA Credit Agreement and guaranteed the amounts owed pursuant to an Amended and Restated Guaranty.
We used and will use the proceeds borrowed pursuant to the Amended BOA Credit Agreement to consummate the transactions contemplated by the Purchase Agreement, pay costs associated with the Amended BOA Credit Agreement and for working capital and other general corporate purposes.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

Intercreditor Agreement

In connection with our entry into the Credit Agreement and Amended BOA Credit Agreement, the Agent and BOA entered into an Intercreditor Agreement on May 2, 2014 which governs which lenders have first and second priority security interests over certain of our assets in order to secure repayment of the credit facilities.

Omega Transaction

On May 2, 2014, we completed the Initial Closing (defined below) contemplated under that certain Asset Purchase Agreement entered into on March 17, 2014, and amended by the First Amendment dated April 14, 2014, Second Amendment dated April 30, 2014 and Third Amendment dated May 2, 2014 (as amended to date, the “Purchase Agreement”) by and among the Company, Vertex Refining LA, LLC and Vertex Refining NV, LLC (“Vertex Refining Nevada”), both wholly-owned subsidiaries of Vertex Operating, Omega Refining, LLC (“Omega Refining”), Bango Refining NV, LLC (“Bango Refining”) and Omega Holdings Company LLC (“Omega Holdings” and collectively with Omega Refining and Bango Refining, “Omega” or the “sellers”).

Pursuant to the Purchase Agreement, we agreed to acquire certain of Omega’s assets related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services.  Specifically, the assets included Omega’s Marrero, Louisiana and Bango, Nevada, re-refineries (which re-refine approximately 80 million gallons of used motor oil per year).  Additionally, the Marrero, Louisiana plant produces vacuum gas oil (VGO) and the Bango, Nevada plant produces base lubricating oils.  Omega also operates Golden State Lubricants Works, LLC (“Golden State”), a strategic blending and storage facility located in Bakersfield, California, which is included in the acquisition.  In connection with the acquisition, we also acquired certain of Omega’s prepaid assets and inventory.

The acquisition is to close in two separate closings, the first of which relating to the acquisition of Omega Refining (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chaise, Louisiana) and ownership of Golden State, as described above, closed on May 2, 2014 (the “Initial Closing”), and the second of which relating to the acquisition of Bango Refining and the Bango, Nevada plant, is expected to close on or around August 2014, subject to certain closing conditions being met prior to closing (the “Final Closing”).  Vertex’s obligation to consummate the Final Closing is subject to among other things, compliance with certain provisions of the credit agreements described herein and that the Bango plant operated by Bango Refining be fully restored and operational, as well as the plant meeting certain used motor oil processing run rates and that there are no adverse claims or legal proceedings related to an accident that occurred at the Bango plant in December 2013.

The purchase price paid at the Initial Closing was $30,750,000 in cash, 500,000 shares of our restricted common stock (valued at approximately $4 million) and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Omega Refining in connection with the Initial Closing.  We also agreed to provide Omega a loan in the amount of up to approximately $13.8 million (described below).

The amount due at the Final Closing, in consideration for the acquisition of Bango Refining, will be the assumption of certain loans made pursuant to the Omega Secured Note (described below), the issuance of 1,500,000 shares of Vertex’s common stock of which 650,000 shares (with an agreed value of $3.2301 per share or approximately $2.1 million) will be held in escrow (the “Pledged Shares”) and used to satisfy indemnification claims and secure the repayment of the Omega Secured Note (defined below), and which amount is subject to adjustment in the event minimum inventory levels are not delivered at the Final Closing, and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Bango Refining.  A portion of the Pledged Shares will be released from escrow, subject to outstanding claims, on September 15, 2015, and the remainder will be released on the 18 month anniversary of the Final Closing.  Subject to certain negotiated exceptions for excluded liabilities, taxes and other fundamental items, the sellers’ indemnification obligations are capped at $5 million.

In connection with the First Closing, Omega Refining and Bango Refining provided Vertex Refining Nevada a Secured Promissory Note (the “Omega Secured Note”) in the aggregate amount of $13,858,067, representing (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the Initial Closing (which included consideration relating to the assets acquired at the Initial Closing and which will be acquired at the Final Closing) exceeded the value of assets acquired at the Initial Closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the Initial Closing (the “First Inventory Loan”);

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

(c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory at the Final Closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) a loan in a single advance of $3.15 million to satisfy accounts payable and other working capital related obligations of Omega after the Initial Closing, provided such loans are not required to be made until after June 16, 2014 (the “Draw Down Loan”) and (e) an additional loan of up to $1 million for capital expenditures, if mutually approved by us and Omega (the “Capital Expenditure Loan”).

The Purchase Price Loan and the Draw Down Loan bear interest at the short-term federal rate as published by the Internal Revenue Service from time to time (currently 0.33% per annum) prior to October 30, 2014, and thereafter at 9.5% per annum, payable monthly in arrears and have a maturity date of March 31, 2015.  The First Inventory Loan and the Draw Down Loan accrue interest at the rate of 9.5% per annum beginning on May 31, 2014, and are due and payable on March 31, 2015.  Upon an event of default under any of the loans, the loans accrue interest at 18% per annum until paid in full.

The Purchase Price Loan and the Draw Down Loan are due and payable in full on the earlier of March 31, 2015 and the date of the Final Closing, provided that both the Purchase Price Loan and Draw Down Loan (including accrued and unpaid interest thereon) will be deemed paid in full upon the Final Closing.  The Omega Secured Note may be prepaid in whole or part from time to time without penalty.

The repayment of the Omega Secured Note is guaranteed by Omega Holdings pursuant to a Guaranty Agreement and secured by a security interest granted pursuant to the terms of the Omega Secured Note and a Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing.  Additionally, we have the right to set-off any amount due upon an event of default against certain of the Pledged Shares and the earn-out consideration described  below, of which a portion of such shares were pledged to secure the Omega Secured Note pursuant to a Pledge Agreement, subject to the terms of the Purchase Agreement.

The consideration payable in connection with the Final Closing is subject to customary adjustments prior to the Final Closing depending on certain criteria, including the amount of inventory delivered by the sellers at the Final Closing.

The sellers also have the right to earn additional earn-out consideration in the event certain EBITDA targets are met by (a) Vertex Refining NV, LLC during the years ended December 31, 2015 and 2016 (which targets begin at $3.5 million of EBITDA per year), of up to an aggregate of $6 million (payable in shares of the Company’s common stock equal to the volume-weighted average of the regular session closing prices per share of the Company’s common stock on the NASDAQ Capital Market for the ten (10) consecutive trading days prior to the applicable due date of such payments, provided, however, in no event shall the VWAP be less than $3.15 per share or more than $10.00 per share, as adjusted for any stock splits or recapitalizations); (b) Vertex Refining LA, LLC during any twelve month period during the eighteen month period commencing on the first day of the first full calendar month following the Initial Closing date (which targets begin at $8 million of EBITDA during such twelve month period) of up to 470,498 shares of common stock of the Company; and (c) Vertex Refining LA, LLC during the calendar year ended December 31, 2015 (which targets begin at $9 million of EBITDA) of up to 770,498 shares of common stock of the Company, in each case subject to adjustment for certain capital expenditures (collectively, the “Earn-Outs).  Notwithstanding the above, the maximum number of shares of common stock to be issued pursuant to the Purchase Agreement cannot (i) exceed 19.9% of the outstanding shares of common stock outstanding on March 17, 2014, (ii) exceed 19.9% of the combined voting power of the Company on March 17, 2014, or (iii) otherwise exceed such number of shares of common stock that would violate applicable listing rules of the NASDAQ Stock Market in the event the Company’s stockholders do not approve the issuance of such shares (the “Share Cap”).  In the event the number of shares to be issued under the Purchase Agreement exceeds the Share Cap, then the Company is required to instead pay any such additional consideration in cash or obtain the approval of the Company’s stockholders under applicable rules and requirements of the NASDAQ Capital Market for the additional issuance of shares.

Finally, pursuant to the acquisition, (a) with certain exceptions related to sellers’ operation of Bango Refining between the Initial Closing and the Final Closing, the sellers agreed to enter into a non-competition agreement whereby they agreed not to compete against Vertex in connection with the acquired businesses, or to solicit active customers of the acquired businesses for a period of five years and (b) certain of the employees of the sellers agreed to enter into three year employment agreements with Vertex’s newly formed subsidiaries.

Additionally, we are required to file and obtain effectiveness of a registration statement within 90 days following the Initial Closing (if the Securities and Exchange Commission does not review the filing) and 150 days following the Initial Closing (if the Securities and Exchange Commission does review the filing), registering the shares of common stock issuable in connection

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

with the acquisition.  In the event we fail to file the registration statement or obtain effectiveness of the registration within the time periods set forth in the Purchase Agreement, we are required to pay damages for each thirty (30) day period until cured, equal to that number of shares of common stock as equals 1% of the aggregate number of shares of common stock issued pursuant to the Purchase Agreement, however, we are not obligated to pay any liquidated damages if we are unable to fulfill our registration obligations as a result of rules, regulations, positions or releases or actions taken by the Securities and Exchange Commission.

The Final Closing remains subject to the satisfaction of certain customary closing conditions. The Purchase Agreement contains customary representations, warranties, covenants and indemnities by the parties thereto. Craig-Hallum Capital Group LLC is acting as exclusive financial advisor to the Company in connection with the acquisition and has provided a fairness opinion to the Board of Directors in connection with the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	risks associated with our outstanding credit facilities, including amounts owed, restrictive covenants and security interests thereon;

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	our ability to protect our intellectual property and not infringe on others’ intellectual property;

•	our ability to scale our business;

•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;

•	our ability to obtain and retain customers;

•	our ability to produce our products at competitive rates;

•	our ability to execute our business strategy in a very competitive environment;

•	trends in, and the market for, the price of oil and gas and alternative energy sources;

•	our ability to maintain our relationship with KMTEX, Ltd.;

•	the impact of competitive services and products;

•	our ability to maintain insurance;

•	potential future litigation, judgments and settlements;

•	rules and regulations making our operations more costly or restrictive;

•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;

•	economic downturns both in the United States and globally;

•	risk of increased regulation of our operations and products;

•	negative publicity and public opposition to our operations;

•	disruptions in the infrastructure that we and our partners rely on;

•	an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms; our ability to effectively integrate acquired assets, companies, employees or businesses;

•	liabilities associated with acquired companies, assets or businesses;

•	interruptions at our facilities;

•	our ability to complete pending acquisitions;

•	required earn-out payments and other contingent payments we are required to make;

•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;

•	our ability to acquire and construct new facilities;

•	our ability to effectively manage our growth;

•	the lack of capital available on acceptable terms to finance our continued growth; and

•	other risk factors included under “Risk Factors” below and in our Annual Report on Form 10-K.

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 25, 2014, and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

Finally, as a result of the Merger, as the successor entity of World Waste, we assumed World Waste’s filing obligations with the Securities and Exchange Commission and our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “VTNR.OB” effective May 4, 2009.  Subsequently, effective February 13, 2013, our common stock began trading on the NASDAQ Capital Market under the symbol “VTNR",

Material Acquisitions

Holdings:

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

We paid the following consideration for 100% of the equity interests in Acquisition Sub (the “Purchase Price”): (i) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 million restricted shares of our common stock; and (ii) to B&S LP, $1.7 million cash consideration, representing the appraised value of certain real estate contributed by B&S LP to Acquisition Sub.  Additionally, for each of the three one-year periods following September 11, 2012, the closing date of the transaction, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate (the “Earn-Out Payments”), contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods. In 2013 it was determined that the 2013 earnings target would not be met and the contingent consideration was reduced by $1,850,000, which represents the discounted cash flow for year one. It was also determined that there is a 25% probability that the 2014 earnings target will not be met and the contingent consideration was reduced by $388,750, which represents 25% of the discounted cash flow for year two.

We had numerous relationships and related-party transactions with Holdings and its subsidiaries prior to the closing of the Acquisition, including the lease of a storage facility, the subletting of office space, and agreements to operate the Thermal Chemical Extraction Process ("TCEP") (described below) facility and to transport and store feedstock and end products. The closing of the Acquisition eliminated these related-party transactions.  The description of our operations below reflects the closing of the Acquisition, unless otherwise stated or the discussion requires otherwise.

E-Source:

Effective October 1, 2013 Vertex acquired a 51% interest in E-Source Holdings, LLC (“E-Source”), a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. The consideration paid for the acquisition of E-Source was approximately $900,000 and the right of one of the sellers (the “Earn-Out Seller”) to earn additional earn-out payments of up to 15% of E-Source’s net income before taxes, in the event certain calendar year net income thresholds are met, in calendar years 2014 through 2017, as well as a commission of 20% of the net income before taxes associated with certain future planned projects of E-Source required to be completed prior to December 31, 2014, as long as such applicable seller remains an employee of E-Source during such applicable periods. Effective on March 14, 2014, we entered into an amendment to our acquisition agreement with the Earn-Out Seller, and mutually agreed that the lesser of (a) 20% and (b) $100,000, per calendar year of earn-out payments due the Earn-Out Seller, if any, will be payable in shares of our restricted common stock, based on the average of the five closing sales prices of the Company’s common stock on the first five trading days of each applicable calendar year (each a “Valuation”) for which the earn-out consideration relates, provided that the parties mutually agreed to use a valuation of $3.2922 per share (the “2014 Valuation Price”) for any earn-out payments relating to the 2014 calendar year and further agreed that in no event will any future calendar year Valuation be less than the 2014 Valuation Price. On March 26, 2014, but effective January 1, 2014, the Company acquired an additional 19% interest in E-Source for $854,050 in cash consideration and the right to receive stock consideration (on January 31, 2015) in the amount of 207,743 shares of stock subject to certain performance metrics being met during 2014.

E-Source leases and operates a plant located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.   E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials.

Omega:

On May 2, 2014, we completed the Initial Closing (defined below) contemplated under that certain Asset Purchase Agreement entered into on March 17, 2014, and amended by the First Amendment dated April 14, 2014, Second Amendment dated April 30, 2014 and Third Amendment dated May 2, 2014 (as amended to date, the “Purchase Agreement”) by and among the Company, Vertex Refining LA, LLC and Vertex Refining NV, LLC (“Vertex Refining Nevada”), both wholly-owned subsidiaries of Vertex Operating, LLC (“Vertex Operating”), Omega Refining, LLC (“Omega Refining”), Bango Refining NV, LLC (“Bango Refining”) and Omega Holdings Company LLC (“Omega Holdings” and collectively with Omega Refining and Bango Refining, “Omega” or the “sellers”).

Pursuant to the Purchase Agreement, we agreed to acquire certain of Omega’s assets related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services. Specifically, the assets included Omega’s Marrero, Louisiana and Bango, Nevada, re-refineries (which re-refine approximately 80 million gallons of used motor oil per year). Additionally, the Marrero, Louisiana plant produces vacuum gas oil (VGO) and the Bango, Nevada plant produces base lubricating oils. Omega also operates Golden State Lubricants Works, LLC (“Golden State”), a strategic blending and storage facility located in Bakersfield, California, which is included in the acquisition. In connection with the acquisition, we also acquired certain of Omega’s prepaid assets and inventory.

The acquisition is to close in two separate closings, the first of which relating to the acquisition of Omega Refining (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chaise, Louisiana) and ownership of Golden State, as described above, closed on May 2, 2014 (the “Initial Closing”), and the second of which relating to the acquisition of Bango Refining and the Bango, Nevada plant, is expected to close on or around August 2014, subject to certain closing conditions being met prior to closing (the “Final Closing”). Vertex’s obligation to consummate the Final Closing is subject to among other things, compliance with certain provisions of the credit agreements described herein and that the Bango plant operated by Bango

Refining be fully restored and operational, as well as the plant meeting certain used motor oil processing run rates and that there are no adverse claims or legal proceedings related to an accident that occurred at the Bango plant in December 2013.

The purchase price paid at the Initial Closing was $30,750,000 in cash (which funds we raised pursuant to our entry into the Credit Agreements, described below under “Liquidity and Capital Resources”), 500,000 shares of our restricted common stock (valued at approximately $4 million) and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Omega Refining in connection with the Initial Closing. We also agreed to provide Omega a loan in the amount of up to approximately $13.8 million (described below).

The amount due at the Final Closing, in consideration for the acquisition of Bango Refining, will be the assumption of certain loans made pursuant to the Omega Secured Note (described below), the issuance of 1,500,000 shares of Vertex’s common stock of which 650,000 shares (with an agreed value of $3.2301 per share or approximately $2.1 million) will be held in escrow (the “Pledged Shares”) and used to satisfy indemnification claims and secure the repayment of the Omega Secured Note (defined below), and which amount is subject to adjustment in the event minimum inventory levels are not delivered at the Final Closing, and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Bango Refining. A portion of the Pledged Shares will be released from escrow, subject to outstanding claims, on September 15, 2015, and the remainder will be released on the 18 month anniversary of the Final Closing. Subject to certain negotiated exceptions for excluded liabilities, taxes and other fundamental items, the sellers’ indemnification obligations are capped at $5 million.

In connection with the First Closing, Omega Refining and Bango Refining provided Vertex Refining Nevada a Secured Promissory Note (the “Omega Secured Note”) in the aggregate amount of $13,858,067, representing (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the Initial Closing (which included consideration relating to the assets acquired at the Initial Closing and which will be acquired at the Final Closing) exceeded the value of assets acquired at the Initial Closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the Initial Closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory at the Final Closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) a loan in a single advance of $3.15 million to satisfy accounts payable and other working capital related obligations of Omega after the Initial Closing, provided such loans are not required to be made until after June 16, 2014 (the “Draw Down Loan”) and (e) an additional loan of up to $1 million for capital expenditures, if mutually approved by us and Omega (the “Capital Expenditure Loan”). The Purchase Price Loan and the Draw Down Loan bear interest at the short-term federal rate as published by the Internal Revenue Service from time to time (currently 0.33% per annum) prior to October 30, 2014, and thereafter at 9.5% per annum, payable monthly in arrears and have a maturity date of March 31, 2015. The First Inventory Loan and the Draw Down Loan accrue interest at the rate of 9.5% per annum beginning on May 31, 2014, and are due and payable on March 31, 2015. Upon an event of default under any of the loans, the loans accrue interest at 18% per annum until paid in full. The Purchase Price Loan and the Draw Down Loan are due and payable in full on the earlier of March 31, 2015 and the date of the Final Closing, provided that both the Purchase Price Loan and Draw Down Loan (including accrued and unpaid interest thereon) will be deemed paid in full upon the Final Closing. The Omega Secured Note may be prepaid in whole or part from time to time without penalty.

The repayment of the Omega Secured Note is guaranteed by Omega Holdings pursuant to a Guaranty Agreement and secured by a security interest granted pursuant to the terms of the Omega Secured Note and a Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing. Additionally, we have the right to set-off any amount due upon an event of default against certain of the Pledged Shares and the earn-out consideration described below, of which a portion of such shares were pledged to secure the Omega Secured Note pursuant to a Pledge Agreement, subject to the terms of the Purchase Agreement.

The consideration payable in connection with the Final Closing is subject to customary adjustments prior to the Final Closing depending on certain criteria, including the amount of inventory delivered by the sellers at the Final Closing.

The sellers also have the right to earn additional earn-out consideration in the event certain EBITDA targets are met by (a) Vertex Refining NV, LLC during the years ended December 31, 2015 and 2016 (which targets begin at $3.5 million of EBITDA per year), of up to an aggregate of $6 million (payable in shares of the Company’s common stock equal to the volume-weighted average of the regular session closing prices per share of the Company’s common stock on the NASDAQ Capital Market for the ten (10) consecutive trading days prior to the applicable due date of such payments, provided, however, in no event shall the VWAP be less than $3.15 per share or more than $10.00 per share, as adjusted for any stock splits or recapitalizations); (b) Vertex Refining LA, LLC during any twelve month period during the eighteen month period commencing on the first day of the first full calendar month following the Initial Closing date (which targets begin at $8 million of EBITDA during such twelve month period) of up to 470,498 shares of common stock of the Company; and (c) Vertex Refining LA, LLC during the calendar year ended December 31, 2015 (which targets begin at $9 million of EBITDA) of up to 770,498 shares of common stock of the Company, in each case subject to adjustment for certain capital expenditures (collectively, the “Earn-Outs). Notwithstanding the above, the maximum number of shares of common stock to be issued pursuant to the Purchase Agreement cannot (i) exceed 19.9% of the outstanding shares of common stock outstanding on March 17, 2014, (ii) exceed 19.9% of the combined voting power of the Company on March 17, 2014, or (iii) otherwise exceed such number of shares of common stock that would violate applicable listing rules of the NASDAQ Stock Market in the event the Company’s stockholders do not approve the issuance of such shares (the “Share Cap”). In the event the number of shares to be issued under the Purchase Agreement exceeds the Share Cap, then the Company is required to instead pay any such additional consideration in cash or obtain the approval of the Company’s stockholders under applicable rules and requirements of the NASDAQ Capital Market for the additional issuance of shares.

Finally, pursuant to the acquisition, (a) with certain exceptions related to sellers’ operation of Bango Refining between the Initial Closing and the Final Closing, the sellers agreed to enter into a non-competition agreement whereby they agreed not to compete against Vertex in connection with the acquired businesses, or to solicit active customers of the acquired businesses for a period of five years and (b) certain of the employees of the sellers agreed to enter into three year employment agreements with Vertex’s newly formed subsidiaries.

Additionally, we are required to file and obtain effectiveness of a registration statement within 90 days following the Initial Closing (if the Securities and Exchange Commission does not review the filing) and 150 days following the Initial Closing (if the Securities and Exchange Commission does review the filing), registering the shares of common stock issuable in connection with the acquisition. In the event we fail to file the registration statement or obtain effectiveness of the registration within the time periods set forth in the Purchase Agreement, we are required to pay damages for each thirty (30) day period until cured, equal to that number of shares of common stock as equals 1% of the aggregate number of shares of common stock issued pursuant to the Purchase Agreement, however, we are not obligated to pay any liquidated damages if we are unable to fulfill our registration obligations as a result of rules, regulations, positions or releases or actions taken by the Securities and Exchange Commission.

The Final Closing remains subject to the satisfaction of certain customary closing conditions. The Purchase Agreement contains customary representations, warranties, covenants and indemnities by the parties thereto. Craig-Hallum Capital Group LLC is acting as exclusive financial advisor to the Company in connection with the acquisition and has provided a fairness opinion to the Board of Directors in connection with the transaction.

Description of Business Activities:

We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products.  We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users.  We operate in three divisions- the Black Oil, Refining and Marketing and Recovery divisions. Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to end customers. Our Recovery division is a generator solutions company for the proper recovery and management of hydrocarbon streams. We operate a refining facility that uses our proprietary TCEP technology and we also utilize third-party processing facilities.

We recently acquired a 70% interest in E-Source (as described above) a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.   E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials.

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

We currently provide our services in 13 states, primarily in the Gulf Coast and Central Midwest regions of the United States.  For the rolling twelve month period ending March 31, 2014, we aggregated approximately 78 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 26.8 million gallons of used motor oil with our proprietary TCEP.

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

Thermal Chemical Extraction Process

We own the intellectual property for our patented TCEP technology.  TCEP is a technology which utilizes thermal and chemical dynamics to extract impurities from used oil which increases the value of the feedstock.  We currently sell the TCEP final product as fuel oil cutterstock. We intend to continue to develop the TCEP technology and design with the goal of producing additional re-refined products including lubricating base oil.

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

Pursue Selective Strategic Relationships Or Acquisitions.  We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets, such as the acquisition of Omega's assets (as described in greater detail above).  Such acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of TCEP.  In addition, we intend to pursue further vertical integration opportunities by acquiring complementary recycling and processing technologies where we can realize synergies by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.

Alternative Energy Project Development. We will continue to evaluate and potentially pursue various alternative energy project development opportunities.  These opportunities may be a continuation of the projects sourced originally by World Waste and/or may include new projects initiated by us.

In connection with the above elements of our business strategy, in order to further strengthen our foothold in the collection and re-refining business, improve profitability and simplify related party transactions, the Company acquired substantially all of the assets and liabilities of Holdings, effective August 31, 2012, on September 11, 2012 in connection with the Acquisition, described above, we acquired 70% of E-Source (as described above), and have completed the Initial Closing in connection with the Omega acquisition, as described above.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Set forth below are our results of operations for the three months ended March 31, 2014, as compared to the same period in 2013.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Revenues	$47,349,658	$33,254,801	$14,094,857	42%
Cost of Revenues	42,205,170	29,785,043	(12,420,127)	(42)%
Gross Profit	5,144,488	3,469,758	1,674,730	48%
Selling, general and administrative expenses	3,587,489	2,221,492	(1,365,997)	(61)%
Acquisition related expenses	600,412	36,592	(563,820)	(1,541)%
Income from operations	956,587	1,211,674	(255,087)	(21)%
Other Income	370	25,289	(24,919)	(99)%
Other expense	—	(40,726)	40,726	100%
Interest Expense	(75,811)	(106,140)	30,329	(29)%
Total other (expense)	(75,441)	(121,577)	46,136	(38)%
Income before income taxes	881,146	1,090,097	(208,951)	(19)%
Income tax (expense) benefit	—	(6,502)	6,502	100%
Net income	$881,146	1,083,595	$(202,449)	(19)%
Net income attributable to non-controlling interest	(18,981)	—	$(18,981)	(100)%
Net income attributable to Vertex Energy, Inc.	$862,165	$1,083,595	$(221,430)	(20)%

Each of our segments’ gross profit during the three months ended March 31, 2014 and 2013 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended March 31,
Black Oil Segment	2014	2013	$ Change	% Change
Total revenue	$23,571,400	$23,199,308	$372,092	2%
Total cost of revenue	21,091,283	20,416,314	(674,969)	(3)%
Gross profit	$2,480,117	$2,782,994	$(302,877)	(11)%
Refining Segment
Total revenue	$19,827,459	$8,831,746	$10,995,713	125%
Total cost of revenue	18,250,066	8,224,134	(10,025,932)	(122)%
Gross profit	$1,577,393	$607,612	$969,781	160%
Recovery Segment
Total revenue	$3,950,799	$1,223,747	$2,727,052	223%
Total cost of revenue	2,863,821	1,144,595	(1,719,226)	(150)%
Gross profit	$1,086,978	$79,152	$1,007,826	1,273%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 42% for the three months ended March 31, 2014, compared to the same period in 2013, due primarily to an increase in overall volume of product sold during the three months ended March 31, 2014 compared to 2013. Total volume increased 41% largely as a result of the increased volume the Company has seen over the past nine months of Cutterstock and Gasoline products managed by our Refining and Marketing division, and gross profit increased 48% for the three months ended March 31, 2014 compared to 2013. Additionally, our per barrel margin increased 5% relative to the three months ended March 31, 2013. This increase was a result of the E-Source business being added which is part of our Recovery division, as well as some improved margins in our Refining and Marketing division.

Our Black Oil division's volume decreased approximately 1% during the three months ended March 31, 2014 compared to the same period in 2013. This decrease was due to the decreased amount of volume managed by our 3rd party supply business out of our Mobile, Alabama location as well as the upper Midwest during the first quarter of 2014, this decrease in supply was mostly due to the colder weather experienced during the three months ended March 31, 2014 which put an increased amount of demand on the supply in this region of the country.

Overall volume for the Refining and Marketing division increased 155% during the three month period ended March 31, 2014 as compared to the same period in 2013. This division experienced an increase in production of 158% for its gasoline blendstock for the three months ended March 31, 2014, compared to the same period in 2013. Our fuel oil cutter volumes increased 178% for the three months ended March 31, 2014, compared to the same period in 2013. Our pygas volumes increased 106% for the three months ended March 31, 2014 as compared to the same period in 2013. These increases are a result of some new feedstock streams that we started managing during the third quarter of 2013.

We experienced a 41% increase in the volume of our TCEP refined product during the three months ended March 31, 2014, compared to the same period in 2013. This increase is a result of the improvements that were made in 2013 to improve efficiencies and improve the volume throughput at the facility. In addition, commodity prices decreased approximately 8% for the three months ended March 31, 2014, compared to the same period in 2013. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2014 decreased $7.84 per barrel from a three month average of $97.13 per barrel to $89.29 per barrel.

Our Recovery division includes the business operations of Vertex Recovery as well as the recently acquired business of E-Source. This is a newly formed Segment as of the fourth quarter of 2013 (provided that our historical segment information provided below and elsewhere throughout this filing has been retroactively adjusted to include the Recovery division had it been in place during the periods presented). Revenues for this division increased substantially as a result of the E-Source business during the three months ended March 31, 2014. This division periodically participates in project works that are not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 48% and our margin per barrel increased approximately 5% for the three months ended March 31, 2014, compared to the same period in 2013. This improvement was a result of increased volumes.

Our TCEP technology generated revenues of $19,736,408 during the three months ended March 31, 2014, with cost of revenues of $17,098,562, producing a gross profit of $2,637,846.  The per barrel margin for our TCEP product decreased 30% as compared to same period during 2013.  This decrease was a result of a drop in the market value of the finished product of over 8% while feedstock costs remained unchanged.

The following table sets forth the high and low spot prices during the first three months of 2014 for our key benchmarks.

2014
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.00	March 3	$2.73	February 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.84	March 14	$2.54	January 3
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$91.81	February 24	$87.09	January 13
NYMEX Crude oil (Dollars per barrel)	$104.92	March 3	$91.66	January 9
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first three months of 2013 for our key benchmarks.

2013
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.25	February 12	$2.78	March 25
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.21	February 15	$2.65	January 11
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$101.02	February 14	$94.21	January 15
NYMEX Crude oil (Dollars per barrel)	$97.94	January 30	$90.12	March 4
Reported in Platt's US Marketscan (Gulf Coast)

We saw a decrease during the first quarter of 2014 in each of the benchmark commodities we track compared to the same period in 2013.

Our margins are a function of the difference between what we are able to pay for raw materials and the market prices for the range of products produced. The various petroleum products produced are typically a function of Crude oil indices and are quoted on multiple exchanges such as the New York Mercantile Exchange ("NYMEX"). These prices are determined by a global market and can be influenced by many factors, including but not limited to supply/demand, weather, politics, and global/regional inventory levels. As such, we cannot provide any assurances regarding results of operations for any future periods, as numerous factors outside of our control affect the prices paid for raw materials and the prices (for the most part keyed to the NYMEX) that can be charged for such products. Additionally, for the near term, results of operations will be subject to further uncertainty, as the global markets and exchanges, including the NYMEX, continue to experience volatility.

As our competitors bring new technologies to the marketplace, which will likely enable them to obtain higher values for the finished products created through their technologies from purchased black oil feedstock, we anticipate that they will be able to pay more for feedstock due to the additional value received from their finished product (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock).  If we are not able to continue to refine and improve our technologies and gain efficiencies in the TCEP technology, we could be negatively impacted by the ability of our competitors to bring new processes to market which compete with our processes, as well as their ability to outbid us for feedstock supplies.

If we are unable to effectively compete with additional technologies brought to market by our competitors, our finished products could be worth less and if our competitors are willing to pay more for feedstock than we are, they could drive up prices, which would cause our revenues to decrease (as described above, our revenues track the spread between the prices we purchase feedstock for and the prices we can sell finished product at), and cause our cost of sales to increase, respectively.  Additionally, if we are forced to pay more for feedstock, our cash flows will be negatively impacted and our margins will decrease.

We had total selling, general and administrative expenses of $4,187,901 for the three months ended March 31, 2014, compared to $2,258,084 for the prior year’s period, an increase of $1,929,817 or 85% from the prior period.  This increase is primarily due to the additional selling, general and administrative expenses generated by the new business lines, specifically from the E-source business, as well as increased sales expenses associated with our expansion into new markets. The Company incurred an additional $600,412 of legal, accounting, auditing, investment banking expenses and other one-time expenses related to current acquisitions during the three months ended March 31, 2014, compared to $36,592 during the three months ended March 31, 2013.

We had net income from operations of $956,587 for the three months ended March 31, 2014, compared to net income from operations of $1,211,674 for the three months ended March 31, 2013, a decrease of $255,087 or 21% from the prior year’s period.  The decrease was mainly due to increased expenses associated with new product lines and certain one-time expenses associated with acquisitions offset by an increase in volumes and revenues during the three month period ended March 31, 2014.

We had net income of $881,146 for the three months ended March 31, 2014, compared to net income of $1,083,595 for the three months ended March 31, 2013, a decrease in net income of $202,449 or 19% from the prior period. Net income related to the 30% minority interest in E-Source was $18,981. We had net income attributable to the Company of $862,165 for the three months ended March 31, 2014, compared to $1,083,595 for the three months ended March 31, 2013, a decrease in net income of $221,430 or 20% from the prior year period.

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the quarters ended December 31, September 30, June 30, and March 31, 2012, and 2013 and March 31, 2014 respectively.

		Statements of Operations by Quarter
	Fiscal 2014	Fiscal 2013				Fiscal 2012
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$47,349,658	$46,770,402	$46,830,647	$35,111,402	$33,254,801	$32,256,541	$36,195,570	$31,293,193	$34,827,939

Cost of Revenues	42,205,170	41,340,555	41,945,879	32,556,738	29,785,043	29,290,855	33,011,934	30,542,452	31,942,875

Gross Profit	5,144,488	5,429,847	4,884,768	2,554,664	3,469,758	2,965,686	3,183,636	750,741	2,885,064

Reduction of contingent liability	—	(388,750)	—	(1,850,000)	—	—	—	—	—

Selling, general and administrative expenses	3,587,489	4,359,857	2,495,748	2,395,745	2,221,492	2,413,181	1,610,146	919,227	1,194,747

Acquisition related expenses	600,412	17,150	—	—	36,592	101,964	1,154,612	—	—

Total selling, general and administrative expenses	4,187,901	3,988,257	2,495,748	545,745	2,258,084	2,515,145	2,764,758	919,227	1,194,747

Income (loss) from operations	956,587	1,441,590	2,389,020	2,008,919	1,211,674	450,541	418,878	(168,486)	1,690,317

Other income (expense)
Other income	370	4,809	—	7,598	25,289			—
Other expense	—	(9,838)	(3,949)	—	(40,726)	158	949	633	—
Interest expense	(75,811)	(108,327)	(95,488)	(112,999)	(106,140)	(106,348)	(28,972)	—	(44)
Total other income (expense)	(75,441)	(113,356)	(99,437)	(105,401)	(121,577)	(106,190)	(28,023)	633	(44)

Income (loss) before income taxes	881,146	1,328,234	2,289,583	1,903,518	1,090,097	344,351	390,855	(167,853)	1,690,273

Income tax benefit (expense)	—	1,678,539	40,211	(12,248)	(6,502)	(207,000)	1,714,813	8,828	(116,000)

Net income (loss)	881,146	3,006,773	2,329,794	1,891,270	1,083,595	137,351	2,105,668	(159,025)	1,574,273

Net income attributable to non-controlling interest	(18,981)	(431,962)	—	—	—	—	—	—	—

Net income attributable to Vertex Energy, Inc.	$862,165	$2,574,811	$2,329,794	$1,891,270	$1,083,595	$137,351	$2,105,668	$(159,025)	$1,574,273

Number of weighted average common shares outstanding

Basic	21,232,949	17,830,194	17,715,786	17,409,034	17,079,242	12,138,229	12,255,372	10,136,941	9,434,094

Diluted	23,738,018	20,182,829	19,997,257	19,887,288	20,139,182	14,866,134	16,484,023	10,136,941	15,473,017

The below graph charts our total quarterly revenue over time from March 31, 2012 to March 31, 2014:

		Statements of Operations by Segments
	Fiscal 2014	Fiscal 2013				Fiscal 2012
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Black Oil
Revenues	$23,571,400	$23,660,574	$22,766,929	$19,493,407	$23,199,308	$19,959,930	$22,703,429	$22,308,780	$24,160,235

Cost of revenues	21,091,283	21,717,508	21,632,211	18,463,098	20,416,314	18,063,709	21,632,753	22,103,561	22,367,745

Gross profit	$2,480,117	$1,943,066	$1,134,718	$1,030,309	$2,782,994	$1,896,221	$1,070,676	$205,219	$1,792,490

Refining & Marketing
Revenues	$19,827,459	$16,749,930	$15,913,554	$14,234,204	$8,831,746	$11,595,766	$13,087,667	$8,984,413	$10,667,704

Cost of revenues	18,250,066	15,207,097	14,244,023	12,824,955	8,224,134	10,569,315	10,998,611	8,438,891	9,575,130

Gross profit	$1,577,393	$1,542,833	$1,669,531	$1,409,249	$607,612	$1,026,451	$2,089,056	$545,522	$1,092,574

Recovery
Revenues	$3,950,799	$6,359,898	$8,150,164	$1,383,791	$1,223,747	$700,845	$404,474	$—	$—

Cost of revenues	2,863,821	4,415,950	6,069,645	1,268,685	1,144,595	657,831	380,570	—	—

Gross profit	$1,086,978	$1,943,948	$2,080,519	$115,106	$79,152	$43,014	$23,904	$—	$—

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

We had total assets of $66,377,073 as of March 31, 2014 compared to $64,546,356 at December 31, 2013.   The increase was mainly due to the $862,165 of net income which was generated during the three months ended March 31, 2014, and a $2,337,816 increase in cash and cash equivalents as of March 31, 2014, which was impacted by a $986,095 reduction in inventory. Total current assets as of March 31, 2014 of $25,458,789 consisted of cash and cash equivalents of $5,016,444, accounts receivable, net, of $11,417,226, inventory of $7,554,364, and prepaid expenses of $1,470,755. Long term assets consisted of fixed assets, net, of $15,476,237, net intangible assets of $14,835,694, which primarily represents the value of the Company's TCEP patent, and $4,922,353 of goodwill (booked in connection with the Acquisition of Holdings and E-Source). In addition, mainly as a result of the approximately $30.75 million of net operating losses that may be used to offset taxable income generated by the Company in future periods, the Company has recorded a deferred federal tax asset of $5,684,000 as of March 31, 2014 compared to $5,684,000 at December 31, 2013. Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing our inventory cycle and sales.

We had total current liabilities of $18,133,642 as of March 31, 2014 compared to $16,053,032 at December 31, 2013.  This increase was largely due to the increase in our accounts payable during the three months ended March 31, 2014, which accounts payable totaled $15,288,497 as of March 31, 2014, and a Term Note obtained in connection with the Acquisition from Bank of America (described in greater detail below) of which the current portion outstanding at March 31, 2014 was $1,700,000. In addition, we had $291,095 of current liabilities related to the E-Source acquisition and $854,050 owed to E-Source for the additional 19% ownership interest acquired during the three months ended March 31,2014.

We had total liabilities of $27,942,030 as of March 31, 2014, including current liabilities of $18,133,642 and long-term liabilities of $9,808,388, which included $4,108,333 of long-term debt representing non-current amounts due on the Term Note, and $2,101,805 related to E-Source debt, $3,220,250 of contingent consideration, after the reduction described above, relating to the earn-out payments associated with the Acquisition of Holdings and E-Source acquisition, and $378,000 of deferred federal income tax.

We had working capital of $7,325,147 as of March 31, 2014, compared to working capital of $8,042,589 as of December 31, 2013.  The decrease in working capital from December 31, 2013 to March 31, 2014 is due to an increase in cash and cash equivalents offset by an increase in accounts payable and a decrease in accounts receivable and inventory.

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

On September 11, 2012, we entered into a Credit Agreement with Bank of America, N.A. ("BOA”) effective as of August 31, 2012, pursuant to which we borrowed $8,500,000 in the form of a term loan, which is evidenced by a Term Note (the “Term Note”) , and BOA agreed to provide us with an additional $10,000,000 revolving credit facility (the “Credit Facility”), which is evidenced by a Revolving Note (the “Revolving Note”, and together with the Term Note, the “Notes”).

Pursuant to the Credit Agreement, we had the right to request loans from time to time under the Credit Facility, subject to the terms and conditions of the Credit Agreement, provided that the total amount loaned pursuant to the Credit Facility could not exceed the lesser of (a) $10,000,000 and (b) an amount equal to the total of (i) 80% of our accounts in which BOA has a first-priority perfected security interest; (ii) 80% of our finished-goods inventory in which BOA holds a first-priority perfected security interest, in each case subject to the terms and conditions of the Credit Agreement.

Amounts borrowed under the Revolving Note bear interest at our option at the lesser of BOA’s prime commercial lending rate then in effect or the LIBOR rate in effect plus 2.75%.  Accrued and unpaid interest on the Revolving Note is due and payable monthly in arrears and all amounts outstanding under the Revolving Note are due and payable on August 31, 2014.

Amounts borrowed under the Term Note bear interest at our option at the lesser of BOA's prime commercial lending rate then in effect or the LIBOR rate in effect plus 2.75%.  Accrued and unpaid interest on the Term Note is due and payable monthly in arrears and all amounts outstanding under the Term Note are due and payable on August 31, 2015.  Additionally, payments of principal in the amount of $141,667 are due and payable on the Term Note, monthly in arrears on the last day of each month beginning September 30, 2012, and continuing thereafter until the maturity date.

The Credit Agreement was replaced by the Amended BOA Credit Agreement (defined and described below in May 2014).

On September 11, 2012, we borrowed a total of $8.5 million under the Term Note and $8.75 million under the Revolving Note, the majority of which funds were used to pay Holdings the cash portion of the Purchase Price due in connection with the closing of the Acquisition, as described in greater detail above under “Material Acquisitions”- "Holdings" and to pay fees and costs associated with the closing of the Acquisition.

As of March 31, 2014, the Line of Credit had a balance of $0 and the Term Note had a balance of $5,808,333.

As a result of the E-Source acquisition, the Company has notes payable to various financial institutions, bearing interest at rates ranging from 5% to 6.35%. The balance of these notes is $2,392,900 as of March 31, 2014.

In February 2013, the Lender agreed to lease the Company up to $1,025,000 of equipment to enhance the TCEP operation. Monthly payments are fixed for the sixty month duration of the lease at $13,328 per month.  The lease also provides an early buy-out right for the Company and a right for the Company to extend the lease at the end of its term.

Credit and Guaranty Agreement

Effective May 2, 2014, we and our newly formed subsidiary, Vertex Energy Operating, LLC (which was formed as a holding company to hold the Company’s operating subsidiaries, which were subsequently transferred to and are currently wholly-owned by Vertex Operating), as well as certain of our other direct and indirect subsidiaries (other than E-Source) as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Goldman Sachs Bank USA as lender and as administrative agent and collateral agent (the “Lender” or the “Agent”). Pursuant to the Credit Agreement, the Lender loaned us $40 million (the “Credit Agreement Loan”), which was evidenced by a Term Loan Note. Pursuant to the Credit Agreement, the Company has the option to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate (defined below) and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the maximum rate at which reserves (including, without limitation, any basic marginal, special, supplemental, emergency or other reserves) are required to be maintained with respect thereto against “Eurocurrency liabilities” (as such term is defined in Regulation D) under regulations issued from time to time by the Board of Governors of the Federal Reserve System or other applicable banking regulator (the “Adjusted LIBOR Rate”), in each case subject to the terms and conditions of the Credit Agreement, and in each case plus between 5.5% and 7.5% per annum (as provided in the Credit Agreement, based on several factors, including the Company’s total leverage). Interest on the Credit Agreement is payable monthly in arrears, provided that upon any event of default the interest rate increases to 2% per annum in excess of the applicable interest rate then in effect. The amount owed under the Credit Agreement is due and payable on May 2, 2019.

Amortizing principal payments are due on the Credit Agreement Loan in the amount of $300,000 per fiscal quarter for June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, and $800,000 per fiscal quarter thereafter through maturity. Additionally, in the event (a) we receive any sale proceeds from the sale of assets or insurance proceeds (each as described in greater detail in the Credit Agreement), in excess of $250,000, we are required to pay such sale proceeds, less certain deductions, as a prepayment of the Credit Agreement Loan, unless we decide to reinvest such proceeds in long-term production assets as described in the Credit Agreement; (b) we sell equity securities (subject to certain exceptions) we are required to use 100% of the proceeds from such sales to repay the Credit Agreement Loan, subject to certain exemptions, including up to $5 million to be used for working capital, permitted acquisitions, working capital of Vertex Refining Nevada and funds (which are required to total at least $10 million) which we are able to raise prior to June 30, 2014 (subject to the terms of the Credit Agreement) through the sale of securities; (c) we issue debt, we are required to prepay the Credit Agreement Loan in an amount equal to 100% of such funds received; (d) we have cash flow which exceeds certain pre-negotiated limits, we are required to use between 50% and 75% of such additional cash flow to repay the Credit Agreement Loan; (e) we receive tax refunds in excess of $100,000 in any year, we are required to use such funds to prepay the Credit Agreement Loan; (f) our total debt exceeds certain maximum debt ratios set forth in the Credit Agreement, we are required to immediately repay the Credit Agreement Loan in an amount equal to such excess debt; or (g) we receive any funds under the Purchase Agreement, we are required to prepay the Credit Agreement Loan in an amount equal to such received funds, subject in each case to the terms and conditions of the Credit Agreement. We also have the right to make voluntary repayments of the Credit Agreement Loan in the minimum amount of $500,000 (and in multiples of $100,000) from time to time.

Except with respect to certain accounts, certain finished goods inventory and certain other reserves described in the Amended BOA Credit Agreement (as defined below), the amount owed pursuant to the Credit Agreement is secured by a first priority security interest in all of our assets and all of the assets and securities of our direct and indirect subsidiaries and is also guaranteed by our subsidiaries (other than E-Source) pursuant to the terms of the Credit Agreement, a Pledge and Security Agreement and Mortgage (providing a security interest over certain of our real property assets).

The Credit Agreement contains customary representations, warranties, covenants for facilities of similar nature and size as the Credit Agreement, and requirements for the Company to indemnify the Lender and the Agent for certain losses. The Credit Agreement also includes various covenants (positive and negative) binding the Company, including, requiring that the Company provide the Agent with certain reports, provide the Agent notices of material corporate events and forecasts, limiting the amount of indebtedness the Company may incur (for example, the Company’s total indebtedness cannot exceed between $30,000,000-$32,000,000 at any time, subject to certain exemptions set forth in greater detail in the Credit Agreement), and requiring us to maintain certain financial ratios, relating to consolidated EBITDA and debt leverage including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Credit Agreement) to certain fixed charges (cumulative for subsequent periods up to the first 12 months and thereafter on a 12 month basis), for each quarter beginning June 30, 2014, of between 0.90:1.00 and 1.25:1.00 (depending on the applicable quarter); maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for the prior 12 month period, for each quarter beginning June 30, 2014, of between 4:1 and 2:1 (depending on the applicable quarter); maintaining consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for each fiscal quarter beginning June 30, 2014, and ending June 30, 2018, of between $4.25 million and $17 million (depending on the applicable quarter); and maintaining at all times (a) liquid cash on hand and (b) available drawdowns under the Amended BOA Credit Agreement (defined below), of at least $3 million.

The Credit Agreement includes customary events of default for facilities of a similar nature and size as the Credit Agreement, including if a default occurs under certain material agreements of the Company; a judgment is obtained against the Company in an amount in excess of $250,000 or which could have a material adverse effect on the Company; and also provides that an event of default occurs if (a) Benjamin P. Cowart, the Company’s Chief Executive Officer, Chairman of the Board and largest shareholder, ceases to own and control at least 20% of the economic and voting interests of the Company (on a fully-diluted basis); (b) any person other than Mr. Cowart (i) obtains 30% of more of the voting or economic interest in the Company on a fully-diluted basis or (ii) obtains the power (whether or not exercised) to elect a majority of the members of the Board of Directors; (c) we cease to own and control 100% of Vertex Operating; (d) the majority of the seats (other than vacant seats) on the Board of Directors of the Company cease to be occupied by persons who either (i) were members of the Board of Directors of the Company on May 2, 2014, or (ii) were nominated for election by the Board of Directors of the Company, a majority of whom were directors on May 2, 2014 or whose election or nomination for election was previously approved by a majority of such directors; (e) Vertex II, GP, LLC (Vertex Operating’s wholly-owned subsidiary) ceases to be the sole general partner of any guarantor of the Credit Agreement that is a partnership; (f) a “change of control” or similar event under the Amended BOA Credit Agreement (described below) shall occur; or (g) any event, transaction or occurrence occurs, a result of which Benjamin P. Cowart shall for any reason cease to be actively engaged in the day-to-day management of the Company and its subsidiaries in the role he serves on May 2, 2014, unless (x) an interim successor reasonably acceptable to Agent and the Lender as required by the Credit Agreement is appointed within 10 days and (y) a permanent successor reasonably acceptable to the Agent and the Lender as required by the Credit Agreement is appointed within 60 days.

Additionally, in connection with our entry into the Credit Agreement, all parties to whom any deferred purchase price or “earn-out” obligations are owed by us executed and delivered to the Agent an Earnout Subordination Agreement (other than one of the individuals who is owed earn-out payments in connection with the E-Source purchase), pursuant to which they agreed to not receive or demand any “earn-out” payments until the Lender and BOA are paid in full under the credit agreements.

In connection with the closing of the Credit Agreement, we agreed to pay the Agent’s legal fees and transaction costs associated with the transactions contemplated by the Credit Agreement. We also paid an aggregate of approximately $1.7 million in commissions and fees to our advisors Craig-Hallum Capital Group LLC, Sapphire Financial Group, LLC and Wunderlich Securities, Inc. in consideration for financial advisory services rendered in connection with the Purchase Agreement and credit agreements, the transactions contemplated therein in and in certain cases a fairness opinion obtained on certain of the transactions.

The proceeds from the Credit Agreement were used to pay the amounts due at the Initial Closing of the Omega purchase (described above), pay certain Omega capital leases and other obligations of Omega, and to pay expenses associated with the Initial Closing of the Omega acquisition.

Amended and Restated Credit Agreement with Bank of America, N.A.

On May 2, 2014, we and Vertex Operating entered into an Amended and Restated Credit Agreement (the “Amended BOA Credit Agreement” and together with the “Credit Agreement”, the “Credit Agreements”) with BOA. The Amended BOA Credit Agreement amended and restated the prior credit agreement we entered into with BOA in August 2012. Pursuant to the Amended BOA Credit Agreement, BOA agreed to loan us up to $20 million (the “BOA Loan”), subject to the terms of the Amended BOA Credit Agreement and certain lending ratios set forth therein, provided that the amount outstanding cannot exceed an amount equal to the total of (i) 80% of the Company’s accounts in which BOA has a first-priority perfected security interest; (ii) 65% of the Company’s finished-goods inventory in which BOA holds a first-priority perfected security interest, in each case subject to the terms and conditions of the credit agreement, plus (iii) certain reserves established by BOA.

We have the right to request up to three increases in the amount of the facility, which in the aggregate cannot exceed $10 million and which individually are required to be a minimum of $3 million each, provided that BOA has the right to approve any increase in its sole discretion. Loans made pursuant to the Amended BOA Credit Agreement are evidenced by a Revolving Note, which replaced the Company’s August 2012 Revolving Note, which was repaid on May 2, 2014 in connection with the parties’ entry into the Amended BOA Credit Agreement.

Amounts borrowed under the Revolving Note bear interest at the option of the Company at BOA’s prime commercial lending rate then in effect plus between 1.25% and 2% per annum (depending on the Company’s leverage ratio from time to time) or the LIBOR rate in effect plus between 2.35% and 3% per annum (depending on the Company’s leverage ratio from time to time), and are payable monthly in arrears (provided that upon an event of default the interest rate then in effect increases by 4% per annum). The Revolving Note is due and payable on May 2, 2017.

We have the right to prepay the Revolving Note at any time without penalty. We are also required to make certain mandatory prepayments on the Revolving Note as described therein.

The Amended BOA Credit Agreement also requires BOA to provide us certain letters of credit as described therein.

We agreed to pay BOA a commitment fee equal to between 0.25% and 0.35% (depending on our leverage ratio) multiplied by the actual daily amount by which the maximum amount BOA has agreed to loan us (currently $20 million) exceeds the amount loaned (and subject to letters of credit), which is due and payable quarterly in arrears on the last day of each March, June, September, and December, beginning June 30, 2014, until maturity. We also paid BOA $50,000 at closing in fees. In connection with letters of credit issued by BOA, we agreed to pay BOA a fee equal to the greater of 2% per annum (multiplied by the daily maximum amount available to be drawn) and $500 per line of credit.

    The Amended BOA Credit Agreement contains customary representations, warranties, covenants and requirements for the Company to indemnify BOA and its affiliates. The Amended BOA Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, requiring that the Company comply with certain reporting requirements, provide notices of material corporate events and forecasts to BOA, and maintain certain financial ratios, relating to debt leverage, consolidated EBITDA, maximum debt exposure we can incur (provided that if we exceed such maximum debt exposure limit as set forth in the Amended BOA Credit Agreement, we are required to immediately repay any amount exceeding the limits set forth in the BOA Credit Agreement) and minimum liquidity, including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Amended BOA Credit Agreement) to certain fixed charges (cumulative for subsequent periods up to the first 12 months and thereafter on a 12 month basis), for each quarter beginning June 30, 2014, of not less than 1.25 to 1.00; maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Amended BOA Credit Agreement), for the prior 12 month period, for each quarter beginning June 30, 2014, of between 3.5 to 1 and 2 to 1 (depending on the applicable quarter); maintaining consolidated EBITDA (as calculated and adjusted in the Amended BOA Credit Agreement), for each fiscal quarter beginning June 30, 2014, and ending March 30, 2017, of between $4.25 million and $15.5 million (depending on the applicable quarter); and maintaining at all times (a) liquid cash on hand and (b) available drawdowns under the Amended BOA Credit Agreement, of at least $3 million.

The Amended BOA Credit Agreement includes customary events of default for facilities of a similar nature and size as the Amended BOA Credit Agreement, including if an event of default occurs under any agreement the Company is subject to and in an amount in excess of $250,000 or if the Company breaches any term of any material agreement the Company is party to, subject to its right to cure such breach(s) under the Amended BOA Credit Agreement, and also provides that an event of default occurs if (a) Benjamin P. Cowart, the Company’s Chief Executive Officer, Chairman of the Board and largest shareholder, ceases to be actively involved in the day-to-day management or operation of the Company or if Mr. Cowart ceases to own and control at least 20% of the equity interests of the Company; (b) the Company ceases at any time to own and control 100% of Vertex Operating or certain other of its subsidiaries; (c) Vertex Acquisition Sub, LLC (Vertex Operating’s wholly-

owned subsidiary) ceases to control 100% of its current subsidiaries; (d) certain other changes in control of our subsidiaries occur; (e) a “change of control” or similar event or event of default occurs under the Credit Agreement; or (f) a default occurs under certain lease agreements related to premises leased by the Company.

The amounts due pursuant to the Amended BOA Credit Agreement are secured by a Pledge and Security Agreement and various Deeds of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filings in favor of BOA. Additionally, Vertex Operating and the Company and each of the Company’s subsidiaries (other than E-Source) pledged all collateral which they own (including securities held) as security for the repayment of the amounts due pursuant to the Amended BOA Credit Agreement and guaranteed the amounts owed pursuant to an Amended and Restated Guaranty.

We used and will use the proceeds borrowed pursuant to the Amended BOA Credit Agreement to consummate the transactions contemplated by the Initial Closing of the Purchase Agreement, pay costs associated with the Amended BOA Credit Agreement and for working capital and other general corporate purposes.

Need for additional funding

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

Management believes that our Credit Agreements, in addition to projected earnings, will provide sufficient liquidity to fund our operations for the foreseeable future, although we may seek additional financing to fund acquisitions or other development in the future.

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

Cash flows for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

	Three Months Ended March 31,
	2014	2013
Beginning cash and cash equivalents	$2,678,628	$807,940
Net cash provided by (used in):
Operating activities	3,412,397	3,139,419
Investing activities	(780,616)	93,207
Financing activities	(293,965)	(2,723,735)
Net increase (decrease) in cash and cash equivalents	2,337,816	508,891
Ending cash and cash equivalents	$5,016,444	$1,316,831

Operating activities provided cash of $3,412,397 for the three months ended March 31, 2014 as compared to $3,139,419 of cash being provided during the corresponding period in 2013.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Credit Facilities, notes and lease line of credit with Bank of America, as described above.  The primary reasons for the increase in cash provided by operating activities are related to the decrease in accounts receivable of $297,587 (compared to an increase of $222,270 in the prior period), $881,146 of net income (compared to $1,083,595 in the prior period), $732,677 of depreciation and amortization (compared to $532,718 in the prior period), $986,095 of decrease in inventory (compared to an increase of $37,871 in the prior period) and $1,192,312 of increase in accounts payable (compared to an increase of $1,771,924 in the prior period) offset by a $728,644 increase in prepaid expenses (compared to an increase of $26,731 in the prior period).

Investing activities used cash of $780,616 for the three months ended March 31, 2014 as compared to having provided $93,207 of cash during the corresponding period in 2013.  Investing activities for the three months ended March 31, 2014 are comprised of $780,616 in cash payments used to purchase miscellaneous operating assets.

Financing activities used cash of $293,965 for the three months ended March 31, 2014 as compared to having used $2,723,735 of cash during the corresponding period in 2013.  Financing activities for the three months ended March 31, 2014 are comprised of $666,386 in cash payments towards the repayment of the Term Note and Revolving Note and $351,921 proceeds from additional notes payable, $3,500 payments related to the primary stock offering undertaken by the Company in the fourth quarter of 2013, and $24,000 of cash provided during the three months ended March 31, 2014 in connection with proceeds from the exercise of common stock options.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2013, the Company had utilized approximately $11.25 million of these NOLs leaving approximately $30.75 million of potential NOLs of which we expect to utilize approximately $0.4 million for the three months ended March 31, 2014.  The Company recorded a change in the valuation allowance as of March 31, 2014 for approximately $136,000.

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

Revenue Recognition.   Revenue for each of our divisions is recognized when persuasive evidence of an arrangement exists, goods are delivered, sales price is determinable, and collection is reasonably assured. Revenue is recognized upon delivery by truck and railcar of feedstock to its re-refining customers and upon product leaving the Company's terminal facilities and third party processing facility via barge. Revenue is also recognized as recovered scrap materials are sold and projects are completed.

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

Basic and Diluted Income/ Loss per Share

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

Part II – OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 25, 2014, and in the Form 10-K, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, a total of 39,660 shares of the Company's Series A Preferred Stock were converted into 39,660 shares of our common stock on a one-for-one basis.  Options to purchase 26,250 shares of common stock were exercised for a net of 22,390 shares of common stock (when adjusting for a cashless exercise of 6,250 of such options and the payment, in shares of common stock, of an aggregate exercise price of $13,125, along with an exercise price of $24,000 paid in cash in connection with such exercises) and 22,390 shares of common stock were issued to the option holders in connection with such exercises.

Subsequent to March 31, 2014, (a) 500,000 shares of the Company's Series A Preferred Stock were converted into 500,000 shares of our common stock on a one-for-one basis; (b) options to purchase 258,750 shares of common stock were exercised for a net of 247,081 shares of common stock (when adjusting for a cashless exercise of 153,750 of such options and the payment, in shares of common stock, of an aggregate exercise price of $80,375, along with an exercise price of $51,250 paid in cash in connection with such exercises) and 247,081 shares of common stock were issued to the option holders in connection with such exercises; and (c) 500,000 shares of the Company's restricted common stock were issued in connection with the Omega acquisition.

All of the shares of common stock issuable upon conversion of the Series A Preferred Stock shares were exempt from registration pursuant to an exemption from registration afforded by Section 3(a)(10) of the Securities Exchange Act of 1934, as amended. All of the shares of common stock issuable upon exercise of options were registered on Form S-8 and therefore did not constitute restricted securities (except to the extent such securities were acquired by "affiliates" of the Company).

The issuance of restricted shares in connection with the Omega transaction was exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was an "accredited investor".

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

VERTEX ENERGY, INC.

Date: May 13 , 2014	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 13 , 2014	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
1.1	Underwriting Agreement, dated November 20, 2013, by and among Vertex Energy, Inc. and Craig-Hallum Capital Group LLC		8-K	1.1	11/21/2013	001-11476
2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/2012	000-53619
2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/2012	000-53619
2.3	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC.,Vertex Refining NV., LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (March 17, 2014)		8-K	2.1	3/19/2014	001-11476
2.4	First Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 14, 2014)		8-K	2.2	4/15/2014	001-11476
2.5	Second Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 30, 2014)		8-K	2.3	5/6/2014	001-11476
2.6(#)	Third Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (May 2, 2014)		8-K	2.4	5/6/2014	001-11476
10.1(+)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013		8-K	10.1	11/12/2013	001-11476
10.2	Credit Agreement between Vertex Energy Inc. and Bank of America, N.A. dated August 31, 2012		8-K	10.1	9/12/2012	000-53619
10.3	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.2	9/12/2012	000-53619
10.4	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.3	9/12/2012	000-53619
10.5	Security Agreement with Bank of America, N.A. dated August 31, 2012		8-K	10.4	9/12/2012	000-53619

10.6	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.5	9/12/2012	000-53619
10.7	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012		10-Q	10.18	9/30/2012	000-53619
10.8(#)	Secured Promissory Note ($13,858,066.67)-May 2, 2014-Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender		8-K	10.1	5/6/2014	001-11476
10.9	Guaranty Agreement-Omega Holdings-May 2, 2014		8-K	10.2	5/6/2014	001-11476
10.10(#)	Credit and Guaranty Agreement dated as of May 2, 2014, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as Guarantors, and Goldman Sachs USA, as Lender and as Administrative Agent, Collateral Agent, and Lead Arranger		8-K	10.3	5/6/2014	001-11476
10.11	Term Loan Note ($40,000,000)-Credit and Guaranty Agreement dated as of May 2, 2014		8-K	10.4	5/6/2014	001-11476
10.12(#)	Pledge and Security Agreement-Credit and Guaranty Agreement dated as of May 2, 2014		8-K	10.5	5/6/2014	001-11476
10.13(#)	Amended and Restated Credit Agreement, among Vertex Energy, Inc., and Vertex Energy Operating, LLC, as Borrowers and Bank of America, N.A., as Lender as of May 2, 2014		8-K	10.6	5/6/2014	001-11476
10.14	Revolving Note ($20,000,000)-Amended and Restated Credit Agreement, as of May 2, 2014		8-K	10.7	5/6/2014	001-11476
10.15(#)	Pledge and Security Agreement-Amended and Restated Credit Agreement, as of May 2, 2014		8-K	10.8	5/6/2014	001-11476
10.16	Amended and Restated Guaranty-Amended and Restated Credit Agreement, as of May 2, 2014		8-K	10.9	5/6/2014	001-11476
10.17	Intercreditor Agreement, May 2, 2014, by and among Bank of America, N.A. and Goldman Sachs Bank USA		8-K	10.10	5/6/2014	001-11476
21.1	Subsidiaries		10-K	21.1	12/31/2013	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS++	XBRL Instance Document	X
101.SCH++	XBRL Taxonomy Extension Schema Document	X

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

+ Certain portions of these documents (which portions have been replaced by "X's") have been omitted in connection with a request for Confidential Treatment which was granted by the Commission.   This entire exhibit including the omitted confidential information has been filed separately with the Commission.

# Certain portions of this document (which portions have been replaced by "***'s") have been omitted in connection with a request for Confidential Treatment which has been submitted to the Commission. This entire exhibit including the omitted confidential information has been filed separately with the Commission.

++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.