Form 10-Q
period 2014-06-30
Vertex Energy Inc.
filed 2014-08-14
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2014

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 25,042,210 shares of common stock issued and outstanding as of August 12, 2014.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$19,651,831	$2,678,628
Accounts receivable, net	13,952,805	11,714,813
Accounts receivable-related party	9,335,321	—
Inventory	16,412,448	8,540,459
Prepaid expenses	3,530,682	1,161,721
Total current assets	62,883,087	24,095,621
Noncurrent assets
Other assets	2,925,096	—
Fixed assets, net	46,725,108	15,091,176
Intangible assets, net	16,733,683	15,172,816
Goodwill	4,922,353	4,502,743
Deferred federal income tax	5,684,000	5,684,000
Total noncurrent assets	76,990,240	40,450,735
TOTAL ASSETS	$139,873,327	$64,546,356

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,004,141	$14,096,185
Capital leases	809,497	—
Current portion of long-term debt	2,417,335	1,956,847
Total current liabilities	29,230,973	16,053,032
Long-term liabilities
Long-term debt	40,173,643	6,558,851
Contingent consideration	5,385,250	3,220,250
Line of credit	304,000	—
Deferred federal income tax	378,000	378,000
Total liabilities	75,471,866	26,210,133
Commitments and contingencies

EQUITY
Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value,
5,000,000 authorized and 675,558 and 1,319,002 issued
and outstanding at June 30, 2014 and December 31,
2013, respectively	675	1,319
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 25,019,450 and 21,205,609
issued and outstanding at June 30, 2014 and
December 31, 2013, respectively	25,019	21,206
Additional paid-in capital	39,189,263	19,579,732
Retained earnings	25,405,251	17,542,004
Total Vertex Energy, Inc. stockholders' equity	64,620,208	37,144,261
Non-controlling interest	(218,747)	1,191,962
Total equity	64,401,461	38,336,223

TOTAL LIABILITIES AND EQUITY	$139,873,327	$64,546,356
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$72,079,622	$35,111,402	$119,429,280	$68,366,204
Cost of revenues	63,200,942	32,556,738	105,406,112	62,341,782
Gross profit	8,878,680	2,554,664	14,023,168	6,024,422

Reduction of contingent liability	—	(1,850,000)	—	(1,850,000)

Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	6,075,517	2,395,745	9,663,006	4,653,829
Acquisition related expenses	1,959,418	—	2,559,830	—
Total operating expenses	8,034,935	2,395,745	12,222,836	4,653,829

Income from operations	843,745	2,008,919	1,800,332	3,220,593

Other income (expense)
Other income	7	7,598	377	32,888
Bargain purchase gain related to Omega acquisition	6,481,051	—	6,481,051	—
Other expense	(10,866)	—	(10,866)	(40,726)
Interest expense	(657,235)	(112,999)	(733,046)	(219,139)
Total other income (expense)	5,812,957	(105,401)	5,737,516	(226,977)

Income before income tax	6,656,702	1,903,518	7,537,848	2,993,616

Income tax benefit (expense)	—	(12,248)	—	(18,751)

Net income	$6,656,702	$1,891,270	$7,537,848	$2,974,865

Net income attributable to non-controlling interest	344,380	—	325,399	—

Net income attributable to Vertex Energy, Inc.	$7,001,082	$1,891,270	$7,863,247	$2,974,865

Earnings per common share
Basic	$0.31	$0.11	$0.36	$0.17
Diluted	$0.28	$0.10	$0.33	$0.15

Shares used in computing earnings per share
Basic	22,826,102	17,409,034	22,025,316	17,243,762
Diluted	24,847,456	19,887,288	23,879,500	19,798,989

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)
	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net income	$7,537,848	$2,974,865
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation expense	101,378	94,466
Depreciation and amortization	1,800,950	1,069,035
Gain on acquisition	(6,481,051)	—
Deferred federal income tax	—	11,000
Reduction of contingent liability	—	(1,850,000)
Changes in operating assets and liabilities
Accounts receivable	(2,237,992)	(930,490)
Accounts receivable-other	950,000	—
Accounts receivable-related party	(1,027,321)	—
Inventory	(3,679,989)	(3,465,205)
Prepaid expenses	(2,717,571)	(45,451)
Accounts payable	9,464,956	3,669,339
Other assets	(79,806)	—
Net cash provided by operating activities	3,631,402	1,527,559

Cash flows from investing activities
Acquisition of Omega	(28,764,099)	(67,972)
Refund of asset acquisition	—	675,558
Purchase of fixed assets	(2,635,882)	(1,010,485)
Net cash (used in) investing activities	(31,399,981)	(402,899)

Cash flows from financing activities
Line of credit (payments) proceeds, net	304,000	(750,000)
Proceeds related to primary stock offering	15,803,000	—
Proceeds from note payable	40,509,906	—
Payments on note payable	(9,634,029)	(922,873)
Proceeds from exercise of common stock options and warrants	211,062	37,501
Debt issue costs	(2,452,157)	—
Net cash provided by (used in) financing activities	44,741,782	(1,635,372)

Net change in cash and cash equivalents	16,973,203	(510,712)

Cash and cash equivalents at beginning of the period	2,678,628	807,940

Cash and cash equivalents at end of period	$19,651,831	$297,228

SUPPLEMENTAL INFORMATION
Cash paid for interest	$733,046	$199,737
Cash paid for income taxes	$—	$21,249

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$644	$168
Note payable for acquisition of E-Source interest	$854,050	$—
Additional paid in capital for acquisition of E-Source interest	$231,260	$—

 See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

NOTE 2.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At June 30, 2014 and 2013 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2014		2013
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	36%	19%	—%	—%
Customer 2	16%	3%	54%	40%
Customer 3	14%	25%	—%	—%
Customer 4	11%	9%	8%	—%
Customer 5	7%	9%	10%	30%
Customer 6	—%	—%	3%	12%

The Company purchases goods and services from one company that represented 10% of total purchases for the six months ended June 30, 2014 and one company that represented 12% for the six months ended June 30, 2013.

The Company has had various debt facilities available for use, of which there was $43,704,475 and $8,515,698 outstanding as of June 30, 2014 and December 31, 2013, respectively. See Note 3 for further details.

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

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2013, the Company had utilized approximately $11.25 million of these NOLs leaving approximately $30.75 million of potential NOLs of which we expect to utilize approximately $2.2 million for the six months ended June 30, 2014.  The Company recorded a change in valuation allowance for the six months ended June 30, 2014 of approximately $748,000.

NOTE 3. NOTES PAYABLE

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and to provide the Company with an additional $10,000,000 in the form of a revolving line of credit.

In May 2014, the Company entered into an amended and restated credit agreement with Bank of America. The amended credit agreement amended and restated the prior credit agreement entered into with Bank of America in September 2012. Pursuant to the agreement, Bank of America agreed to loan the Company up to $20,000,000 in the form of a revolving line of credit, subject to certain terms and lending ratios, to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate then in effect between 1.25% and 2% per annum or the Bank of America LIBOR rate plus between 2.35% and 3% (both ranges dependent upon the Company's leverage ratio from time to time). Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on May 2, 2017.  The balance on the revolving line of credit was $0 at June 30, 2014.

The financing arrangement discussed above is secured by a first priority security interest in all of the assets and securities of our direct and indirect subsidiaries other than E-Source Holdings, LLC. The loan includes various covenants binding upon the Company, including, requiring that the Company comply with certain reporting requirements, provide notices of material corporate events and forecasts to Bank of America, and maintain certain financial ratios relating to debt leverage, consolidated EBITDA, maximum debt exposure, and minimum liquidity, including maintaining a ratio of quarterly consolidated EBITDA to certain fixed charges. The Company was in compliance with all aspects of the agreement at June 30, 2014.

On May 2, 2014, the Company entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA. Pursuant to the agreement, Goldman Sachs Bank USA loaned the Company $40,000,000 in the form of a term loan. As set forth in the Credit Agreement, the Company has the option to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the Adjusted LIBOR Rate. Interest on the Credit Agreement is payable monthly in arrears. Amortizing principal payments are due on the Credit Agreement Loan in the amount of $300,000 per fiscal quarter for June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, and $800,000 per fiscal quarter thereafter until maturity on May 2, 2019. The balance on the term loan was $39,700,000 at June 30, 2014.

The Goldman Sachs Bank USA financing arrangement is secured by all of the assets of the Company, but subordinate to the aforementioned Bank of America credit agreement. The Credit Agreement contains customary representations, warranties, and covenants for facilities of similar nature and size as the Credit Agreement. The Credit Agreement also includes various covenants binding the Company including limits on indebtedness the Company may incur and maintenance of certain financial ratios relating to consolidated EBITDA and debt leverage. The Company was in compliance with all aspects of the agreement at June 30, 2014.

In August, 2013, the Company entered into a credit agreement with Texas Citizens Bank N.A. Pursuant to the agreement, Texas Citizens Bank agreed to loan E-Source Holdings $500,000 in the form of a revolving line of credit secured by E-Source held assets. The credit agreement carries an interest rate of 6.25% per annum. Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on August 27, 2014. The balance on the line of credit was $304,000 at June 30, 2014.

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments of $2,345,363 were made and the balance was $809,497 at June 30, 2014.

The Company has notes payable to various financial institutions, bearing interest at rates ranging from 5% to 6.35%, maturing from November 2015 to April 2023. The balance of the notes payable is $2,454,944 at June 30, 2014.

Effective January 1, 2014, the Company purchased an additional 19% ownership interest in E-Source Holdings, LLC ("E-Source") of which it had previously acquired 51%. In consideration for the additional interest the Company will pay $854,050 of which $200,000 was paid on April 11, 2014 and the remainder is to be paid monthly in $72,672 installments through December 31, 2014. The Company will also issue up to 207,743 shares of stock on January 31, 2015 based on certain EBITDA criteria being met for 2014 (reduced pro rata based on actual EBITDA). As of the date of the transaction, the estimated value of the stock to be issued of approximately $231,000 was recorded as additional paid in capital and a reduction of the non-controlling interest in accordance with ASC 810-10-45. The balance of the note payable is $436,033 at June 30, 2014.

NOTE 4. STOCK-BASED COMPENSATION

Stock-based compensation expense was $101,378 and $94,466 for the six months ended June 30, 2014 and 2013, respectively, for options previously awarded by the Company.

Stock option activity for the six months ended June 30, 2014 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2013	3,060,834	$5.89	6.07	$1,327,163
Options granted	150,000	7.55	10.00	304,915
Options forfeited/expired	(91,667)	10.78	—	(29,335)
Options exercised	(483,750)	(0.68)	—	(192,127)
Outstanding at June 30, 2014	2,635,417	$6.77	5.99	$1,410,616
Vested at June 30, 2014	1,719,792	$8.43	4.72	$522,691
Exercisable at June 30, 2014	1,719,792	$8.43	4.72	$522,691

A summary of the Company’s stock warrant activity and related information for the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2013	7,083	$2.72	1.57	$2,900
Warrants exercised	(6,250)	(1.75)	—	(2,800)
Warrants cancelled/forfeited/expired	(833)	(10.00)	—	(100)
Warrants at June 30, 2014	—	$—	—	$—
Vested at June 30, 2014	—	$—	—	$—
Exercisable at June 30, 2014	—	$—	—	$—

NOTE 5. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the six months ended June 30, 2014 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the six months ended June 30, 2014 does not include options to purchase 906,000 shares due to their anti-dilutive effect.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the six months ended June 30, 2014 and 2013:

	2014	2013
Basic Earnings per Share
Numerator:
Net income available to common shareholders	$7,863,247	$2,974,865
Denominator:
Weighted-average shares outstanding	22,025,316	17,243,762
Basic earnings per share	$0.36	$0.17

Diluted Earnings per Share
Numerator:
Net income available to common shareholders	$7,863,247	$2,974,865
Denominator:
Weighted-average shares outstanding	22,025,316	17,243,762
Effect of dilutive securities
Stock options and warrants	1,178,626	1,210,007
Preferred stock	675,558	1,345,220
Diluted weighted-average shares outstanding	23,879,500	19,798,989
Diluted earnings per share	$0.33	$0.15

NOTE 6. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2014, there were 25,019,450 common shares issued and outstanding.

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

During the six months ended June 30, 2014, a total of 643,444 shares of the Company's Series A Preferred Stock were converted into 643,444 shares of our common stock on a one-for-one basis. Warrants to purchase 6,250 shares of the Company's common stock were exercised for 6,250 shares of common stock with $10,937 of exercise price paid in cash. Options to purchase 483,750 shares of common stock were exercised for a net of 464,148 shares of common stock (when adjusting for a cashless exercise of 186,250 of such options and the payment, in shares of common stock, of an aggregate exercise price of $130,625, along with an exercise price of $200,125 paid in cash in connection with such exercises) and 464,148 shares of common stock were issued to the option holders in connection with such exercises. Additionally, in June 2014, 2,200,000 shares were sold in connection with an underwritten offering of the Company's common stock for net proceeds of $15,803,000 after deducting offering costs of $1,247,000 from the $17,050,000 raised. The shares have a par value per share of $0.001. In May 2014, 500,000 shares of our restricted common stock (valued at $3,266,000) were issued in connection with the initial closing of the Omega Refining acquisition.

In April 2014, the Company granted two employees Incentive Stock Options to purchase an aggregate of 150,000 shares of the Company's common stock, which have a term of ten years, an exercise price of $7.55 per share and vest at the rate of 1/4th of such options per year on each of the first four anniversaries of the grant date.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

NOTE 7.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of June 30, 2014, there were 675,558 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

NOTE 8.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions.  Segment information for the six months ended June 30, 2014 and 2013 is as follows:

SIX MONTHS ENDED JUNE 30, 2014
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$72,449,922	$38,345,278	$8,634,080	$119,429,280

Income (loss) from operations	$1,137,078	$1,538,784	$(875,530)	$1,800,332

SIX MONTHS ENDED JUNE 30, 2013
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$42,692,716	$23,065,950	$2,607,538	$68,366,204

Income from operations	$784,537	$1,102,197	$1,333,859	$3,220,593

THREE MONTHS ENDED JUNE 30, 2014
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$48,878,522	$18,517,819	$4,683,281	$72,079,622

Income (loss) from operations	$1,116,688	$768,209	$(1,041,152)	$843,745

THREE MONTHS ENDED JUNE 30, 2013
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$19,493,407	$14,234,204	$1,383,791	$35,111,402

Income (loss) from operations	$1,091,268	$963,842	$(46,191)	$2,008,919

NOTE 9. CONTINGENT CONSIDERATION

As part of the consideration paid related to the August 2012 acquisition of Vertex Holdings, L.P., if certain earnings targets are met, the Company has to pay the seller approximately $2,233,000 annually in each of 2013, 2014 and 2015. In 2013, it had been determined that the 2013 earnings target would not be met and the contingent consideration was reduced by $1,850,000, which represents the discounted cash flow for year one. It had also been determined that there was a 25% probability that the 2014 earnings target would not be met and the contingent consideration was reduced by $388,750, which represents 25% of the discounted cash flows for year two.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

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

As part of the consideration paid in connection with the acquisition of Omega Holdings, the Company has agreed to pay the seller additional earn-out consideration in the event that certain EBITDA targets are met (a) during any twelve month period during the eighteen month period commencing on the first day of the first full calendar month following the May 2, 2014 initial closing date (which targets begin at $8,000,000 of EBITDA during such twelve month period) of up to 470,498 shares of common stock of the Company; and (b) during the calendar year ended December 31, 2015 (which targets begin at $9,000,000 of EBITDA) of up to 770,498 shares of common stock of the Company, in each case subject to adjustment for certain capital expenditures.

NOTE 10. ACQUISITION

Omega Refining Transaction

On May 2, 2014, the Company completed its acquisition of substantially all of the assets of Omega Refining, LLC (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chaise, Louisiana) and ownership of Golden State Lubricant Works, LLC for the purpose of re-refining used lubricating oils into processed oils and other products for the distribution, supply and sale to end-customers with related products and support services. The purchase price paid at the closing was approximately $28,764,000 in cash, 500,000 shares of our restricted common stock (valued at $3,266,000) and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Omega Refining in connection with the initial closing.  We also agreed to provide Omega a loan in the amount of up to approximately $13.8 million.

The acquisition was accounted for under the purchase method of accounting, with the Company identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration paid by the Company was allocated to Omega Refining's net tangible assets and intangible assets based on their estimated fair values as of May 2, 2014. The transaction resulted in a bargain purchase of $6,481,051 recognized in net income as an acquisition-date gain. The Omega purchase qualifies as a bargain purchase since the acquisition date amounts of the identifiable net asset acquired, excluding goodwill ($38.92 million), exceed the value of the consideration transferred ($32.44 million). The difference of $6.48 million is a gain as of the acquisition date. The bargain purchase resulted from the financial distress that Omega was in due to the large amount of debt held by Omega and the unexpected decrease in crack spreads that made the debt level overbearing. Evidence that a bargain purchase exists was seen in the common stock price of the Company, which increased from $3.82 (on March 19, 2014) when the transaction was announced) to $8.10 (on May 2, 2014 when the initial closing occurred). The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets transferred and liabilities assumed. The allocation of the purchase price is based on the best estimates of management.
The following information summarizes the allocation of the fair values assigned to the assets at the purchase date. The allocation of fair values are preliminary and are subject to change in the future during the measurement period.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

(in thousands)
Cash and cash equivalents	$406
Accounts receivable	950
Inventory	4,192
Prepaid expenses	71
Property, plant and equipment	30,000
Deposits	400
Bango secured note issued to Vertex	8,308
Technology	2,287
Non-compete agreements	66
Total identifiable net assets	$46,680
Less liabilities assumed, including contingent consideration	(7,763)
Gain on purchase	(6,481)
Total purchase price	$32,436
The Company incurred $2,559,830 in costs associated with the Omega Refining acquisition. These included legal, accounting, environmental and investment banking.

The following table summarizes the cost of amortizable intangible assets related to the Omega Refining acquisition:

	Estimated Cost (in thousands)	Useful life (years)
Non-Competes	$66	1
Technology	$2,287	15
Total	$2,353

The results of Omega Refining are included in the consolidated financial statements subsequent to May 2, 2014. The following schedule contains pro forma results from operations as if the acquisition had occurred on January 1, 2013. The pro forma results do not report actual results that would have occurred had the merger taken place on January 1, 2013 nor do they necessarily suggest future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$79,747,665	$68,597,653	$127,097,323	$140,850,582
Income from operations	498,141	335,135	1,454,728	3,899,588

Net income	6,284,339	116,145	7,165,485	3,346,949

Net loss attributable to non-controlling interest	344,380	—	325,399	—

Net income attributable to Vertex Energy, Inc.	$6,628,719	$116,145	$7,490,884	$3,346,949

Earnings per common share
Basic	$0.29	$0.01	$0.34	$0.19
Diluted	$0.27	$0.01	$0.31	$0.17

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

NOTE 11. SUBSEQUENT EVENTS

Subsequent to June 30, 2014, 22,760 shares of the Company's Series A Preferred Stock were converted into 22,760 shares of our common stock on a one-for-one basis.

Subsequent to June 30, 2014, the available credit on the Line of Credit is $20,000,000. As of August 12, 2014, the outstanding balance drawn on the line of credit is $0 leaving an available balance for draw downs of $20,000,000.

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

The acquisition is to close in two separate closings, the first of which relating to the acquisition of Omega Refining (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chaise, Louisiana) and ownership of Golden State, as described above, closed on May 2, 2014 (the “Initial Closing”), and the second of which relating to the acquisition of Bango Refining and the Bango, Nevada plant, is expected to close on or around September 2014, subject to certain closing conditions being met prior to closing (the “Final Closing”).  Vertex’s obligation to consummate the Final Closing is subject to among other things, compliance with certain provisions of the credit agreements described herein and that the Bango plant operated by Bango Refining be fully restored and operational, as well as the plant meeting certain used motor oil processing run rates and that there are no adverse claims or legal proceedings related to an accident that occurred at the Bango plant in December 2013.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

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

Additionally, we were required to file and obtain effectiveness of a registration statement within 90 days following the Initial Closing (if the Securities and Exchange Commission did not review the filing) and 150 days following the Initial Closing (if the Securities and Exchange Commission did review the filing), registering the shares of common stock issuable in connection with the acquisition, which registration statement was declared effective on July 29, 2014.

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

On July 30, 2014 the Company announced that it has begun due diligence of Heartland Group Holdings LLC ("Heartland") under the terms of a letter of intent which contemplates Vertex acquiring substantially all of the assets of Heartland for approximately $16.5 million, which includes an approximate $8 million dollar earnout achievable during the first 2 years.
Along with the Letter of Intent, Vertex also entered into a consulting agreement with Heartland to provide consulting services, which include advice and guidance related to Heartland petroleum’s collection operations, Heartland’s Re-refinery, the installation of new equipment there, and the implementation of operational changes at the re-refinery. The objective is to eventually facilitate the integration of all of Heartland's operations into Vertex’s platform, allowing for a smooth transition upon the closing of the transaction. Vertex has agreed to cover expenses throughout implementation of these changes and to reimburse Heartland for any operating losses recognized after July 16, 2014, subject to a cap of $500,000 if Vertex decides not to move forward with the closing, and which losses are reimbursable to Vertex if Heartland breaches the terms of the letter of intent.
The acquisition remains subject to due diligence, the negotiation of definitive purchase agreements, satisfaction of closing conditions, and receipt of required consents and approvals. The parties plan to enter into definitive purchase agreements by the end of September 2014, and tentatively plan to close the acquisition, subject to the negotiated conditions of closing being met by the end of October 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	risks associated with our outstanding credit facilities, including amounts owed, restrictive covenants and security interests thereon;

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	our ability to protect our intellectual property and not infringe on others’ intellectual property;

•	our ability to scale our business;

•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;

•	our ability to obtain and retain customers;

•	our ability to produce our products at competitive rates;

•	our ability to execute our business strategy in a very competitive environment;

•	trends in, and the market for, the price of oil and gas and alternative energy sources;

•	our ability to maintain our relationship with KMTEX, Ltd.;

•	the impact of competitive services and products;

•	our ability to maintain insurance;

•	potential future litigation, judgments and settlements;

•	rules and regulations making our operations more costly or restrictive;

•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;

•	economic downturns both in the United States and globally;

•	risk of increased regulation of our operations and products;

•	negative publicity and public opposition to our operations;

•	disruptions in the infrastructure that we and our partners rely on;

•	an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms;

•	our ability to effectively integrate acquired assets, companies, employees or businesses;

•	liabilities associated with acquired companies, assets or businesses;

•	interruptions at our facilities;

•	our ability to complete pending acquisitions;

•	required earn-out payments and other contingent payments we are required to make;

•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;

•	our ability to acquire and construct new facilities;

•	our ability to effectively manage our growth;

•	repayment of and covenants in our debt facilities;

•	the lack of capital available on acceptable terms to finance our continued growth; and

•	other risk factors included under “Risk Factors” below and in our Annual Report on Form 10-K.

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

Finally, as a result of the Merger, as the successor entity of World Waste, we assumed World Waste’s filing obligations with the Securities and Exchange Commission and our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “VTNR.OB” effective May 4, 2009.  Subsequently, effective February 13, 2013, our common stock began trading on the NASDAQ Capital Market under the symbol “VTNR".

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

Omega:

On May 2, 2014, we completed the Initial Closing (defined below) contemplated under the Asset Purchase Agreement entered into on March 17, 2014, and amended by the First Amendment dated April 14, 2014, Second Amendment dated April 30, 2014 and Third Amendment dated May 2, 2014 (as amended to date, the “Purchase Agreement”) by and among the Company, Vertex Refining LA, LLC and Vertex Refining NV, LLC (“Vertex Refining Nevada”), both wholly-owned subsidiaries of Vertex Operating, LLC (“Vertex Operating”), Omega Refining, LLC (“Omega Refining”), Bango Refining NV, LLC (“Bango Refining”) and Omega Holdings Company LLC (“Omega Holdings” and collectively with Omega Refining and Bango Refining, “Omega” or the “sellers”).

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

The acquisition is to close in two separate closings, the first of which relating to the acquisition of Omega Refining (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chaise, Louisiana) and ownership of Golden State, as described above, closed on May 2, 2014 (the “Initial Closing”), and the second of which relating to the acquisition of Bango Refining and the Bango, Nevada plant, is expected to close on or around September 2014, subject to certain closing conditions being met prior to closing (the “Final Closing”). Vertex’s obligation to consummate the Final Closing is subject to among other things, compliance with certain provisions of the credit agreements described herein and that the Bango plant operated by Bango Refining be fully restored and operational, as well as the plant meeting certain used motor oil processing run rates and that there are no adverse claims or legal proceedings related to an accident that occurred at the Bango plant in December 2013.

The purchase price paid at the Initial Closing was approximately $28,764,000 in cash (which funds we raised pursuant to our entry into the Credit Agreements, described below under “Liquidity and Capital Resources”), 500,000 shares of our restricted common stock (valued at $3,266,000) and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Omega Refining in connection with the Initial Closing. We also agreed to provide Omega a loan in the amount of up to approximately $13.8 million (described below).

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

Additionally, we were required to file and obtain effectiveness of a registration statement within 90 days following the Initial Closing (if the Securities and Exchange Commission did not review the filing) and 150 days following the Initial Closing (if the Securities and Exchange Commission did review the filing), registering the shares of common stock issuable in connection with the acquisition, which registration statement was declared effective on July 29, 2014.

We obtained rights to certain material agreements and contracts of Omega Refining in connection with the Initial Closing, including obligations under Omega Refining’s capital leases and rights under a Terminaling Services Agreement dated May 1, 2008, originally between Omega Refining and Marrero Terminal LLC (the “Terminaling Agreement”) and a Second Used Motor Oil Buy/Sell Contract originally between Omega Refining and Thermo Fluids Inc. dated August 1, 2012 (the “Used Oil Contract”). Pursuant to the Terminaling Agreement, Marrero Terminal LLC agreed to provide certain terminaling services at the Marrero, Louisiana facility, subject to the terms of the agreement, including the use of tanks for storage in consideration for certain per barrel storage and throughput fees. The Terminaling Agreement has a term through April 30, 2018, subject to the right to extend such agreement pursuant to the terms thereof. Pursuant to the Used Oil Contract, we are required to purchase from Thermo Fluids Inc. an aggregate of a minimum of 26 million gallons of used motor oil through the end of the term of the agreement, December 31, 2014, with certain required minimum monthly and yearly volumes. We are required to pay Thermo Fluids Inc. consideration based on a discount to the average low posting of Platts U.S. Gulf Coast No. 6 Fuel Oil, plus in some cases additional consideration per barrel, for all used motor oil purchased pursuant to the agreement, subject to certain adjustments provided for in the agreement.

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

We recently acquired a 70% interest in E-Source (as described above) a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.   E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. We also recently acquired Omega's Marrero, Louisiana re-refinery and Myrtle Grove complex in Belle Chasse, Louisiana and ownership of Golden State, as described above. The Marrero, Louisiana facility re-refines used motor oil and also produces vacuum gas oil. Golden State operates a strategic blending and storage facility located in Bakersfield, California.

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

We manage the logistics of transport, storage and delivery of used oil to our customers.   We own a fleet of seven transportation trucks and more than 90 aboveground storage tanks with over 4.5 million gallons of storage capacity.  These assets are used by both the Black Oil division and the Refining and Marketing division.  In addition, we also utilize third parties for the transportation and storage of used oil feedstocks.  Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge.  In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil.  We also use our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing. In addition at our Marrero facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market.

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

We currently provide our services in 13 states, primarily in the Gulf Coast and Central Midwest regions of the United States.  For the rolling twelve month period ending June 30, 2014, we aggregated approximately 91 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 32 million gallons of used motor oil with our proprietary TCEP.

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

Re-Refine Higher Value End Products.  We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher-value end products, including assets or technologies which complement TCEP.  Currently, we are using TCEP to re-refine used oil feedstock into cutterstock for use in the marine fuel market.  We believe that the expansion of our TCEP facilities and continued improvements in our technology, and investments in additional technologies, will enable us to upgrade feedstock into end products, such as lubricating base oil, that command higher market prices than the current re-refined products we produce. In addition to TCEP, at our Marrero, Louisiana facility we are producing a vacuum gas oil (VGO) through our re-refinery.

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

Pursue Selective Strategic Relationships Or Acquisitions.  We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets, such as the acquisition of Omega's assets (as described in greater detail above) and our recently announced proposed acquisition of certain assets from Heartland Group Holdings, LLC.  Such acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of TCEP.  In addition, we intend to pursue further vertical integration opportunities by acquiring complementary recycling and processing technologies where we can realize synergies by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.

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

RESULTS OF OPERATIONS

Description of Material Financial Line Items:

Revenues

We generate revenues from three existing operating divisions as follows:

BLACK OIL - Revenues for our Black Oil division are comprised primarily of feedstock sales (used motor oil) which are purchased from generators of used motor oil such as oil change shops and garages, as well as a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market.  In addition, through used oil re-refining, we re-refine used oil through TCEP.  The finished product is then sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Through the operations at our Marrero, Louisiana facility we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Set forth below are our results of operations for the three months ended June 30, 2014, as compared to the same period in 2013.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Revenues	$72,079,622	$35,111,402	$36,968,220	105%
Cost of Revenues	63,200,942	32,556,738	(30,644,204)	(94)%
Gross Profit	8,878,680	2,554,664	6,324,016	248%
Reduction of contingent liability	—	(1,850,000)	(1,850,000)	100%
Selling, general and administrative expenses	6,075,517	2,395,745	(3,679,772)	(154)%
Acquisition related expenses	1,959,418	—	(1,959,418)	(100)%
Income from operations	843,745	2,008,919	(1,165,174)	(58)%
Other Income	7	7,598	(7,591)	(100)%
Bargain purchase gain related to Omega acquisition	6,481,051	—	6,481,051	100%
Other expense	(10,866)	—	(10,866)	(100)%
Interest Expense	(657,235)	(112,999)	(544,236)	(482)%
Total other income (expense)	5,812,957	(105,401)	5,918,358	5,615%
Income before income taxes	6,656,702	1,903,518	4,753,184	250%
Income tax (expense) benefit	—	(12,248)	12,248	100%
Net income	6,656,702	1,891,270	4,765,432	252%
Net loss attributable to non-controlling interest	344,380	—	344,380	(100)%
Net income attributable to Vertex Energy, Inc.	$7,001,082	$1,891,270	$5,109,812	270%

Each of our segments’ gross profit during the three months ended June 30, 2014 and 2013 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended June 30,
Black Oil Segment	2014	2013	$ Change	% Change
Total revenue	$48,878,522	$19,493,407	$29,385,115	151%
Total cost of revenue	42,330,639	18,363,098	(23,967,541)	(131)%
Gross profit	$6,547,883	$1,130,309	$5,417,574	479%
Refining Segment
Total revenue	$18,517,819	$14,234,204	$4,283,615	30%
Total cost of revenue	16,626,178	12,824,955	(3,801,223)	(30)%
Gross profit	$1,891,641	$1,409,249	$482,392	34%
Recovery Segment
Total revenue	$4,683,281	$1,383,791	$3,299,490	238%
Total cost of revenue	4,244,125	1,368,685	(2,875,440)	(210)%
Gross profit	$439,156	$15,106	$424,050	2,807%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 105% for the three months ended June 30, 2014, compared to the same period in 2013, due primarily to an increase in overall volume of product sold during the three months ended June 30, 2014 compared to the same period in 2013. Total volume increased 84% largely as a result of the increased volume the Company has seen over the past twelve months of cutterstock produced through our TCEP operation and the recent addition during the three months ended June 30, 2014 of the Marrero facility which produces a VGO finished product. Gross profit increased 248% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Additionally, our per barrel margin increased 60% relative to the three months ended June 30, 2013. This increase was a result of the acquisition of the Omega Refining business which is now part of our Black Oil division, the acquisition of E-Source, which is part of our Recovery division, as well as some improved margins in our Refining and Marketing division. The 94% increase in cost of revenues for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is mainly a result of our increased revenues.

Our Black Oil division's volume increased approximately 117% during the three months ended June 30, 2014 compared to the same period in 2013. This increase was due to the increased amount of volume managed through our TCEP operation, as well as the increased volume we realized from the Marrero facility (beginning May 2, 2014) (described in greater detail below) which produces a VGO finished product.

We experienced a 117% increase in the volume of our TCEP refined product during the three months ended June 30, 2014, compared to the same period in 2013. This increase is a result of the improvements that were made in 2013 to improve efficiencies and improve the volume throughput at the facility. In addition, commodity prices increased approximately 1% for the three months ended June 30, 2014, compared to the same period in 2013. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2014 increased $1.01 per barrel from a three month average of $90.85 for the three months ended June 30, 2013 per barrel to $91.86 per barrel for the three months ended June 30, 2014.

Our TCEP technology generated revenues of $22,873,771 during the three months ended June 30, 2014, with cost of revenues of $19,107,694, producing a gross profit of $3,766,077.  The per barrel margin for our TCEP product increased 218% as compared to same period during 2013.  This increase was a result of increased volumes being produced as well as a slight improvement in the market value of the finished product of 1% while feedstock costs remained relatively unchanged.

Overall volume for the Refining and Marketing division increased 29% during the three month period ended June 30, 2014 as compared to the same period in 2013. This division experienced an increase in production of 22% for its gasoline blendstock for the three months ended June 30, 2014, compared to the same period in 2013. Our fuel oil cutter volumes increased 44% for the three months ended June 30, 2014, compared to the same period in 2013. Our pygas volumes increased 19% for the three months ended June 30, 2014 as compared to the same period in 2013. These increases are a result of new feedstock streams that we started managing during the third quarter of 2013.

Our Recovery division includes the business operations of Vertex Recovery as well as the recently acquired business of E-Source (of which we own a 70% interest). This segment was formed as of the fourth quarter of 2013 (provided that our historical segment information provided below and elsewhere throughout this filing has been retroactively adjusted to include the Recovery division had it been in place during the periods presented). Revenues for this division increased substantially as a result of E-Source during the three months ended June 30, 2014. This division periodically participates in project works that are not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 248% and our margin per barrel increased approximately 60% for the three months ended June 30, 2014, compared to the same period in 2013. This improvement was a result of increased volumes along with the increase in overall business production at each of our facilities.

The following table sets forth the high and low spot prices during the first six months of 2014 for our key benchmarks.

2014
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.00	March 3	$2.73	February 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.08	June 20	$2.54	January 3
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$94.94	June 24	$87.09	January 13
NYMEX Crude oil (Dollars per barrel)	$107.26	June 20	$91.66	January 9
Reported in Platt's US Marketscan (Gulf Coast)
The following table sets forth the high and low spot prices during the first six months of 2013 for our key benchmarks.

2013
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.25	February 12	$2.57	April 17
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.21	February 15	$2.58	June 28
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$101.02	February 14	$87.49	April 17
NYMEX Crude oil (Dollars per barrel)	$98.44	June 18	$86.68	April 17
Reported in Platt's US Marketscan (Gulf Coast)

We saw a decrease during the first six months of 2014 in each of the benchmark commodities we track compared to the same period in 2013.

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

As our competitors bring new technologies to the marketplace, which will likely enable them to obtain higher values for the finished products created through their technologies from purchased black oil feedstock, we anticipate that they will be able to pay more for feedstock due to the additional value received from their finished product (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock).  If we are not able to continue to refine and improve our technologies and gain efficiencies in the TCEP technology, and our recently acquired VGO technology through our Marrero facility, we could be negatively impacted by the ability of our competitors to bring new processes to market which compete with our processes, as well as their ability to outbid us for feedstock supplies.

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

We had total operating expenses of $8,034,935 for the three months ended June 30, 2014, which included $1,959,418 of acquisition related expenses, compared to $2,395,745 of total operating expenses for the prior year’s period, an increase of $5,639,190 or 235% from the prior period.  This increase is primarily due to the additional selling, general and administrative expenses generated by new business lines, specifically those business lines acquired from Omega Refining and as a part of the E-source acquisition business, as well as increased sales expenses associated with our expansion into new West Coast markets. The Company incurred an additional $1,959,418 of legal, accounting, auditing, investment banking expenses and other one-time expenses related to acquisitions during the three months ended June 30, 2014, which expenses were not represented in the prior period.

We had income from operations of $843,745 for the three months ended June 30, 2014, compared to income from operations of $2,008,919 for the three months ended June 30, 2013, a decrease of $1,165,174 or 58% from the prior year’s period.  The decrease was mainly due to additional selling general and administrative expenses associated with new product lines, and acquired operations, and certain one-time expenses associated with acquisitions partially offset by an increase in volumes and revenues during the three month period ended June 30, 2014, and a $1,850,000 reduction in contingent liability during the three months ended June 30, 2013, which positively affected income from operations for the three months ended June 30, 2013.

Contributing to other income for the three months ended June 30, 2014 was $6,481,051, relating to a one-time non-cash bargain purchase benefit from the purchase price of the Omega assets in the most recent acquisition. We also had interest expense of $657,235 for the three months ended June 30, 2014, compared to interest expense of $112,999 for the three months ended June 30, 2013, an increase in interest expense of $544,236 or 482% from the prior period mainly due to the new debt facility with Goldman Sachs. We had total other income of $5,812,597 for the three months ended June 30, 2014, mainly due to the increase in other income described above, compared to total other expense of $105,401 for the three months ended June 30, 2013, mainly due to interest expense.

We had net income of $6,656,702 which includes a $6,481,051 bargain purchase benefit, which is the excess over fair value received from the assets purchased, related to the Omega acquisition for the three months ended June 30, 2014, compared to net income of $1,891,270 for the three months ended June 30, 2013, an increase in net income of $4,765,432 or 252% from the prior period. Net loss related to the 30% minority interest in E-Source was $344,380. We had net income attributable to the Company of $7,001,082 for the three months ended June 30, 2014, compared to $1,891,270 for the three months ended June 30, 2013, an increase in net income of $5,109,812 or 270% from the prior period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

Set forth below are our results of operations for the six months ended June 30, 2014, as compared to the same period in 2013.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Revenues	$119,429,280	$68,366,204	$51,063,076	75%
Cost of Revenues	105,406,112	62,341,782	$(43,064,330)	(69)%
Gross Profit	14,023,168	6,024,422	7,998,746	133%
Reduction of contingent liability	—	(1,850,000)	(1,850,000)	100%
Selling, general and administrative expenses	9,663,006	4,653,829	(5,009,177)	(108)%
Acquisition related expenses	2,559,830	—	(2,559,830)	(100)%
Income from operations	1,800,332	3,220,593	(1,420,261)	(44)%
Other Income	377	32,888	(32,511)	(99)%
Bargain purchase gain related to Omega acquisition	6,481,051	—	6,481,051	100%
Other expense	(10,866)	(40,726)	29,860	73%
Interest Expense	(733,046)	(219,139)	(513,907)	235%
Total other income (expense)	5,737,516	(226,977)	5,964,493	(2,628)%
Income before income taxes	7,537,848	2,993,616	4,544,232	152%
Income tax (expense) benefit	—	(18,751)	18,751	(100)%
Net income	7,537,848	2,974,865	4,562,983	153%
Net loss attributable to non-controlling interest	325,399	—	325,399	(100)%
Net income attributable to Vertex Energy, Inc.	$7,863,247	$2,974,865	4,888,382	164%

Each of our segments’ gross profit during the six months ended June 30, 2014 and 2013 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Six Months Ended June 30,
Black Oil Segment	2014	2013	$ Change	% Change
Total revenue	$72,449,922	$42,692,716	$29,757,206	70%
Total cost of revenue	63,421,922	40,148,098	(23,273,824)	(58)%
Gross profit	$9,028,000	$2,544,618	$6,483,382	255%
Refining Segment
Total revenue	$38,345,278	$23,065,950	$15,279,328	66%
Total cost of revenue	34,876,244	21,049,089	(13,827,155)	(66)%
Gross profit	$3,469,034	$2,016,861	$1,452,173	72%
Recovery Segment
Total revenue	$8,634,080	$2,607,538	$6,026,542	231%
Total cost of revenue	7,107,946	1,144,595	(5,963,351)	(521)%
Gross profit	$1,526,134	$1,462,943	$63,191	4%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 75% for the six months ended June 30, 2014, compared to the same period in 2013, due primarily to an increase in overall volume of product sold during the six months ended June 30, 2014 compared to 2013. Total volume increased 60% largely as a result of the increased volume the Company has seen over the past twelve months of Cutterstock produced through our TCEP operation as well as through our Refining and Marketing division and the recent addition during the six months ended June 30, 2014 of the Marrero facility which produces a VGO finished product. Gross profit increased 133% for the six months ended June 30, 2014 compared to the same period in 2013. Additionally, our per barrel margin increased 45% relative to the six months ended June 30, 2013. This increase was a result of the acquisition of the Omega Refining business which is now part of our Black Oil division, the acquisition of E-Source, which is part of our Recovery division, as well as some improved margins and volumes in our other division. The 69% increase in cost of revenues for the six months ended June 30, 2014 compared to the same period in 2013 is mainly a result of our increased revenues.

Our Black Oil division's volume increased approximately 54% during the six months ended June 30, 2014 compared to the same period in 2013. This increase was due to an increased amount of volume managed through our TCEP operation (described in greater detail below), as well as the increased volume we realized from the Marrero facility (beginning May 2, 2014) which produces a VGO finished product.

Overall volume for the Refining and Marketing division increased 77% during the six month period ended June 30, 2014 as compared to the same period in 2013. This division experienced an increase in production of 71% for its gasoline blendstock for the six months ended June 30, 2014, compared to the same period in 2013. Our fuel oil cutterstock volumes increased 102% for the six months ended June 30, 2014, compared to the same period in 2013. Our pygas volumes increased 48% for the six months ended June 30, 2014 as compared to the same period in 2013. These increases are a result of new feedstock streams that we started managing during the third quarter of 2013.

We experienced a 73% increase in the volume of our TCEP refined product during the six months ended June 30, 2014, compared to the same period in 2013. This increase is a result of the improvements that were made in 2013 to improve efficiencies and improve the volume throughput at the facility. Commodity prices decreased approximately 4% for the six months ended June 30, 2014, compared to the same period in 2013. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the six months ended June 30, 2014 decreased $3.42 per barrel from a six month average of $93.99 per barrel for the six months ended June 30, 2013, to $90.57 per barrel for the six months ended June 30, 2014.

Our Recovery division includes the business operations of Vertex Recovery as well as the recently acquired business of E-Source (of which we own a 70% interest). This segment was formed as of the fourth quarter of 2013 (provided that our historical segment information provided below and elsewhere throughout this filing has been retroactively adjusted to include the Recovery division had it been in place during the periods presented). Revenues for this division increased substantially as a result of E-Source during the six months ended June 30, 2014. This division periodically participates in project works that are not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Our TCEP technology generated revenues of $42,610,179 during the six months ended June 30, 2014, with cost of revenues of $36,206,256, producing a gross profit of $6,403,923.  The per barrel margin for our TCEP product increased 14% as compared to same period during 2013.  This increase was a result of increased production as well as reductions in overall feedstock prices during this period.

We had total operating expenses of $12,222,836 for the six months ended June 30, 2014, which included $2,559,830 of acquisition related expenses compared to $4,653,829 of total operating expenses for the prior year’s period, an increase of $7,569,007 or 163% from the prior period.  This increase is primarily due to the additional selling, general and administrative expenses generated by the new business lines, specifically from the acquisition of Omega Refining's operations and the E-source acquisition, as well as increased sales expenses associated with our expansion into new markets. The Company incurred an additional $2,559,830 of legal, accounting, auditing, investment banking expenses and other one-time expenses related to acquisitions during the six months ended June 30, 2014, which expenses were not represented in the prior period.

We had income from operations of $1,800,332 for the six months ended June 30, 2014, compared to income from operations of $3,220,593 for the six months ended June 30, 2013, a decrease of $1,420,261 or 44% from the prior period.  The decrease was mainly due to increased expenses associated with new product lines and acquired operations, and certain one-time expenses associated with acquisitions partially offset by an increase in volumes and revenues during the six month period ended June 30, 2014 and a $1,850,000 reduction in contingent liability during the six months ended June 30, 2013, which positively affected income from operations for the six months ended June 30, 2013.

We had total other income of $5,737,516 for the six months ended June 30, 2014, mainly due to increase in other income described below, compared to other expense of $226,997 for the six months ended June 30, 2013. Included in other income for the six months ended June 30, 2014, was a one-time non-cash bargain purchase benefit from the purchase price of the Omega assets of $6,481,051. We also had interest expense of $733,046 for the six months ended June 30, 2014, compared to interest expense of $219,139 for the six months ended June 30, 2013, an increase in interest expense of $513,907 or 235% from the prior period mainly due to the recent financing from Goldman Sachs.

We had net income of $7,537,848 for the six months ended June 30, 2014, compared to net income of $2,974,865 for the six months ended June 30, 2013, an increase in net income of $4,562,983 or 153% from the prior period. Net loss related to the 30% minority interest in E-Source was $325,399 for the six months ended June 30, 2014. We had net income attributable to the Company of $7,863,247 for the six months ended June 30, 2014, compared to $2,974,865 for the six months ended June 30, 2013, an increase in net income of $4,888,382 or 164% from the prior year period.

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the quarters ended December 31, September 30, June 30, and March 31, 2012, and 2013 and March 31, and June 30, 2014 respectively.

			Statements of Operations by Quarter
	Fiscal 2014		Fiscal 2013				Fiscal 2012
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$72,079,622	$47,349,658	$46,770,402	$46,830,647	$35,111,402	$33,254,801	$32,256,541	$36,195,570	$31,293,193	$34,827,939

Cost of Revenues	63,200,942	42,205,170	41,340,555	41,945,879	32,556,738	29,785,043	29,290,855	33,011,934	30,542,452	31,942,875

Gross Profit	8,878,680	5,144,488	5,429,847	4,884,768	2,554,664	3,469,758	2,965,686	3,183,636	750,741	2,885,064

Reduction of contingent liability	—	—	(388,750)	—	(1,850,000)	—	—	—	—	—

Selling, general and administrative expenses	6,075,517	3,587,489	4,359,857	2,495,748	2,395,745	2,221,492	2,413,181	1,610,146	919,227	1,194,747

Acquisition related expenses	1,959,418	600,412	17,150	—	—	36,592	101,964	1,154,612	—	—

Total selling, general and administrative expenses	8,034,935	4,187,901	3,988,257	2,495,748	545,745	2,258,084	2,515,145	2,764,758	919,227	1,194,747

Income (loss) from operations	843,745	956,587	1,441,590	2,389,020	2,008,919	1,211,674	450,541	418,878	(168,486)	1,690,317

Other income (expense)
Other income	7	370	4,809	—	7,598	25,289	—	—	—	—
Bargain purchase gain	6,481,051	—	—	—	—	—	—	—	—	—
Other expense	(10,866)	—	(9,838)	(3,949)	—	(40,726)	158	949	633	—
Interest expense	(657,235)	(75,811)	(108,327)	(95,488)	(112,999)	(106,140)	(106,348)	(28,972)	—	(44)
Total other income (expense)	5,812,957	(75,441)	(113,356)	(99,437)	(105,401)	(121,577)	(106,190)	(28,023)	633	(44)

Income (loss) before income taxes	6,656,702	881,146	1,328,234	2,289,583	1,903,518	1,090,097	344,351	390,855	(167,853)	1,690,273

Income tax benefit (expense)	—	—	1,678,539	40,211	(12,248)	(6,502)	(207,000)	1,714,813	8,828	(116,000)

Net income (loss)	6,656,702	881,146	3,006,773	2,329,794	1,891,270	1,083,595	137,351	2,105,668	(159,025)	1,574,273

Net income (loss) attributable to non-controlling interest	344,380	(18,981)	(431,962)	—	—	—	—	—	—	—

Net income attributable to Vertex Energy, Inc.	$7,001,082	$862,165	$2,574,811	$2,329,794	$1,891,270	$1,083,595	$137,351	$2,105,668	$(159,025)	$1,574,273

Number of weighted average common shares outstanding

Basic	22,826,102	21,232,949	17,830,194	17,715,786	17,409,034	17,079,242	12,138,229	12,255,372	10,136,941	9,434,094

Diluted	24,847,456	21,738,018	20,182,829	19,997,257	19,887,288	20,139,182	14,866,134	16,484,023	10,136,941	15,473,017

The below graph charts our total quarterly revenue over time from March 31, 2012 to June 30, 2014:

			Statements of Operations by Segments
	Fiscal 2014		Fiscal 2013				Fiscal 2012
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$48,878,522	$23,571,400	$23,660,574	$22,766,929	$19,493,407	$23,199,308	$19,959,930	$22,703,429	$22,308,780	$24,160,235

Cost of revenues	42,330,639	21,091,283	21,717,508	21,632,211	18,363,098	20,416,314	18,063,709	21,632,753	22,103,561	22,367,745

Gross profit	$6,547,883	$2,480,117	$1,943,066	$1,134,718	$1,130,309	$2,782,994	$1,896,221	$1,070,676	$205,219	$1,792,490

Refining & Marketing
Revenues	$18,517,819	$19,827,459	$16,749,930	$15,913,554	$14,234,204	$8,831,746	$11,595,766	$13,087,667	$8,984,413	$10,667,704

Cost of revenues	16,626,178	18,250,066	15,207,097	14,244,023	12,824,955	8,224,134	10,569,315	10,998,611	8,438,891	9,575,130

Gross profit	$1,891,641	$1,577,393	$1,542,833	$1,669,531	$1,409,249	$607,612	$1,026,451	$2,089,056	$545,522	$1,092,574

Recovery
Revenues	$4,683,281	$3,950,799	$6,359,898	$8,150,164	$1,383,791	$1,223,747	$700,845	$404,474	$—	$—

Cost of revenues	4,244,125	2,863,821	4,415,950	6,069,645	1,368,685	1,144,595	657,831	380,570	—	—

Gross profit	$439,156	$1,086,978	$1,943,948	$2,080,519	$15,106	$79,152	$43,014	$23,904	$—	$—

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

We had total assets of $139,873,327 as of June 30, 2014 compared to $64,546,356 at December 31, 2013.   The increase was mainly due to the $46,680,000 of assets acquired from Omega in May 2014, the $7,537,848 of net income which was generated during the six months ended June 30, 2014, and a $16,973,203 increase in cash and cash equivalents as of June 30, 2014. Total current assets as of June 30, 2014 of $62,883,087 consisted of cash and cash equivalents of $19,651,831, accounts receivable, net, of $13,952,805, accounts receivable-related party of $9,335,321 inventory of $16,412,448, and prepaid expenses of $3,530,682. Long term assets consisted of fixed assets, net, of $46,725,108, net intangible assets of $16,733,683, which primarily represents the value of the Company's TCEP patent and certain other patents acquired from Omega Refining, and $4,922,353 of goodwill (booked in connection with the Acquisition of Holdings and E-Source) and other assets of $2,925,096. Fixed assets increased $31,633,932 mainly as a result of our acquisition of certain assets and operations from Omega Refining in May 2014. Additionally, the $16,973,203 increase in cash and cash equivalents was mainly due to funds raised in our June 2014 private offering of shares of common stock described in greater detail below. In addition, mainly as a result of the approximately $30.75 million of net operating losses that may be used to offset taxable income generated by the Company in future periods, the Company has recorded a deferred federal tax asset of $5,684,000 as of June 30, 2014 and December 31, 2013. Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing our inventory cycle and sales.

We had total current liabilities of $29,230,973 as of June 30, 2014 compared to $16,053,032 at December 31, 2013.  This increase was largely due to the increase in our accounts payable during the six months ended June 30, 2014, which accounts payable totaled $26,004,141 as of June 30, 2014, and an increase in capital lease liabilities obtained in connection with the acquisition with Omega Refining (described in greater detail below) of which the current portion outstanding at June 30, 2014 was $809,497. In addition, we had $2,417,335 of current liabilities associated with long-term debt of which $717,335 were related to the E-Source acquisition and $1,700,000 were related to the Omega acquisition.

We had total liabilities of $75,471,866 as of June 30, 2014, including current liabilities of $29,230,973 and long-term liabilities of $46,240,893, which included $38,000,000 of long-term debt representing non-current amounts due on the Term Note and Goldman Sachs Bank USA Credit Agreement (described below), and $2,477,643 related to E-Source debt and line of credit, $5,385,250 of contingent consideration, after the reduction described above, relating to the earn-out payments associated with the acquisition of Vertex Holdings, L.P., and E-Source and certain assets from Omega Refining and $378,000 of deferred federal income tax.

We had working capital of $33,652,114 as of June 30, 2014, compared to working capital of $8,042,589 as of December 31, 2013.  The increase in working capital from December 31, 2013 to June 30, 2014 is due to an increase in cash and cash equivalents related to the offering of common stock described below and an increase in accounts receivable and inventory due to the Omega Refining acquisition.

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

As of June 30, 2014, the Line of Credit had a balance of $0 and the Term Note had a balance of $0.

As a result of the E-Source acquisition, the Company has notes payable to various financial institutions, bearing interest at rates ranging from 5% to 6.35%. The balance of these notes is $2,454,944 as of June 30, 2014.

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

In connection with the closing of the Credit Agreement, we agreed to pay the Agent’s legal fees and transaction costs associated with the transactions contemplated by the Credit Agreement. We also paid an aggregate of approximately $1.7 million in commissions and fees to our advisors Craig-Hallum Capital Group LLC, Sapphire Financial Group, LLC and Wunderlich Securities, Inc. in consideration for financial advisory services rendered in connection with the Purchase Agreement and credit agreements, the transactions contemplated therein and in certain cases a fairness opinion obtained on certain of the transactions.

The proceeds from the Credit Agreement were used to pay the amounts due at the Initial Closing of the Omega purchase (described above), pay certain Omega capital leases and other obligations of Omega, and to pay expenses associated with the Initial Closing of the Omega acquisition.

The Credit Agreement had a balance of $39,700,000 as of June 30, 2014.

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

The Amended BOA Credit Agreement had a balance of $0 as of June 30, 2014.

Private Offering of Common Stock

On June 5, 2014, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to sell to the Investors an aggregate of 2.2 million shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), for $7.75 per Share (a 12.3% discount to the 30 day volume-weighted average price for the Common Stock as of the date the Purchase Agreement was entered into). Total gross proceeds from the offering of the Shares, which closed on June 11, 2014 (the “Offering”) was $17.1 million.

Craig-Hallum Capital Group LLC (the “Placement Agent”) acted as exclusive placement agent in connection with the Offering. The Placement Agent received a commission equal to 7% of gross proceeds, for an aggregate commission of $1.2 million.

Under the Purchase Agreement, the Company agreed to register the Shares under the Securities Act of 1933, as amended, for resale by the Investors by certain time periods set forth in the Purchase Agreement, which required time periods were satisfied by the effectiveness of the Company’s Form S-3 Registration Statement, registering the resale of the Shares, which was declared effective on July 29, 2014.

Under the Purchase Agreement, the Company has agreed to indemnify the Investors for liabilities arising out of or relating to (i) any untrue statement of a material fact contained in the registration statement, (ii) any inaccuracy in the representations and warranties of the Company contained in the Purchase Agreement or the failure of the Company to perform its obligations under the Purchase Agreement and (iii) any failure by the Company to fulfill any undertaking included in the registration statement, subject to certain exceptions. The Investors, severally, and not jointly agreed to indemnify the Company against (i) any failure by such Investor to comply with the covenants and agreements contained in the Purchase Agreement and (ii) any untrue statement of a material fact contained in the registration statement to the extent such untrue statement was made in reliance upon and in conformity with written information furnished by or on behalf of that Investor specifically for use in preparation of the registration statement, subject to certain exceptions.

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

Cash flows for the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	2013
Beginning cash and cash equivalents	$2,678,628	$807,940
Net cash provided by (used in):
Operating activities	3,631,402	1,527,559
Investing activities	(31,399,981)	(402,899)
Financing activities	44,741,782	(1,635,372)
Net increase (decrease) in cash and cash equivalents	16,973,203	(510,712)
Ending cash and cash equivalents	$19,651,831	$297,228

Operating activities provided cash of $3,631,402 for the six months ended June 30, 2014 as compared to $1,527,559 of cash being provided during the corresponding period in 2013.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Credit Facilities, notes and lease line of credit with Bank of America, as described above.  The primary reasons for the increase in cash provided by operating activities are related to net income of $7,537,848 (compared to $2,974,865 in the prior period), $1,800,950 of depreciation and amortization (compared to $1,069,035 in the prior period), and an $9,464,956 increase in accounts payable (compared to an increase of $3,669,339 in the prior period), offset by $6,481,051 of gain on the Omega acquisition.

Investing activities used cash of $31,399,981 for the six months ended June 30, 2014 as compared to having used $402,899 of cash during the corresponding period in 2013.  Investing activities for the six months ended June 30, 2014 are comprised of $2,635,882 invested in fixed assets, and $28,764,099 used for the Omega acquisition.

Financing activities provided cash of $44,741,782 for the six months ended June 30, 2014 as compared to having used $1,635,372 of cash during the corresponding period in 2013.  Financing activities for the six months ended June 30, 2014 are comprised of $40,509,906 of proceeds from notes payable of which $40,000,000 is related to the Omega acquisition, $304,000 drawn on a line of credit held by E-Source, $15,803,000 of cash related to the primary stock offering undertaken by the Company in the second quarter of 2014, and $211,062 of cash provided during the six months ended June 30, 2014 in connection with proceeds from the exercise of common stock warrants, offset by $9,634,029 in cash payments towards the repayment of the Term Note and Revolving Note and $2,452,157 of debt issue costs.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2013, the Company had utilized approximately $11.25 million of these NOLs leaving approximately $30.75 million of potential NOLs of which we expect to utilize approximately $2,200,000 for the six months ended June 30, 2014.  The Company recorded a change in the valuation allowance as of June 30, 2014 for approximately $748,000

Critical Accounting Policies and Use of Estimates

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 25, 2014, except as provided below and investors should review the risks provided below and in the Form 10-K, prior to making an investment in the Company.

We face risks associated with the integration of the businesses, assets and operations recently acquired from Vertex Holdings, L.P., E-Source Holdings, LLC and Omega.

We previously acquired substantially all of the assets and operations of Vertex Holdings, L.P., (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”). Those assets and operations included Cedar Marine Terminals, L.P. (“CMT”), which operates a 19-acre bulk liquid storage facility on the Houston Ship Channel; Crossroad Carriers, L.P. (“Crossroad”), which is a transportation carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and waste streams; Vertex Recovery, L.P. (“Vertex Recovery”) which collects and recycles used oil and residual materials from large regional and national customers throughout the U.S. and Canada; and H&H Oil, L.P. (“H&H Oil”), which collects and recycles used oil and residual materials from customers based in Austin, Baytown, and Corpus Christi, Texas.

Additionally, we previously acquired a 70% interest in E-Source, which provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.

Finally, pursuant to the Initial Closing under the Purchase Agreement in May 2014, we acquired certain assets and operations from Omega including Omega Refining (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chaise, Louisiana) and ownership of Golden State, a strategic blending and storage facility located in Bakersfield, California.

The majority of these represented new business lines and operations for us and while our management has significant prior experience in connection with the operations and management of Holdings, it does not have any experience with or in connection with the operations of E-Source or those assets and operations acquired by Omega and we may not be able to successfully integrate the acquisitions into our operations and such acquisitions may not positively affect our operations and cash flow. Acquisitions such as these involve numerous risks, including difficulties in the assimilation of the acquired businesses. The consolidation of our operations with the operations of the acquired companies, including the consolidation of systems, procedures, personnel and facilities and the achievement of anticipated cost savings, economies of scale and other business efficiencies presents significant challenges to our management. The acquisition of the acquired businesses and/or our failure to successfully integrate the acquired businesses could have an adverse effect on our liquidity, financial condition and results of operations.

We may be required to pay substantial additional amounts of consideration in the event certain earn-out targets are met by us. There may also be actual or perceived conflicts of interest with management regarding certain of such targets and amounts due in connection therewith.

We acquired substantially all of the assets and liabilities of Holdings on September 11, 2012 (the “Acquisition”). Concurrent with the closing of the transactions contemplated in the Acquisition, we paid the following purchase price (the “Purchase Price”) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 restricted shares of our common stock; and to B & S Cowart Family L.P., approximately $1.7 million in cash, representing the appraised value of certain owned real property. Additionally, for each of the three one-year periods following the closing date, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate (the “Earn-Out Payments”), contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods, provided that the Company failed to meet the targeted EBITDA for the first year’s Earn-Out Payment, and as such, there are $4.4 million of potential Earn-Out Payments currently remaining. As of the date of this Report it has been determined that the 2013 earnings target was not met and the contingent consideration has been reduced by $1,850,000, which represents the discounted cash flow for year one. It has also been determined that there is a 25% probability that the 2014 earnings target will not be met and the contingent consideration has been reduced by $388,750, which represents 25% of the discounted cash flows for year two.  Notwithstanding the above, Holdings agreed to subordinate the payment of the Earn-Out Payments to the repayment of the Credit Agreement.

As part of the consideration paid in connection with the acquisition of E-Source, if certain targets are met, the Company has to pay the seller approximately $260,000 annually in 2014, 2015, 2016 and 2017. The Company has recorded contingent consideration of $748,000, which is the discounted cash flows of the earn-out payments. The lesser of (a) 20% and (b) $100,000, per calendar year of earn-out payments due to the E-Source seller, if any, will be payable in shares of our restricted common stock, based on the average of the five closing sales prices of the Company’s common stock on the first five trading days of each applicable calendar year (each a “Valuation”) for which the earn-out consideration relates, provided that the parties mutually agreed to use a valuation of $3.2922 per share (the “2014 Valuation Price”) for any earn-out payments relating to the 2014 calendar year and further agreed that in no event will any future calendar year Valuation be less than the 2014 Valuation Price.

The sellers in the Omega acquisition have the right to earn additional earn-out consideration in the event certain EBITDA targets are met by (a) Vertex Refining NV, LLC during the years ended December 31, 2015 and 2016 (which targets begin at $3.5 million of EBITDA per year), of up to an aggregate of $6 million (payable in shares of the Company’s common stock equal to the volume-weighted average of the regular session closing prices per share of the Company’s common stock on the NASDAQ Capital Market for the ten (10) consecutive trading days prior to the applicable due date of such payments, provided, however, in no event shall the VWAP be less than $3.15 per share or more than $10.00 per share, as adjusted for any stock splits or recapitalizations), which earn-out consideration is contingent upon the Final Closing occurring under the Purchase Agreement; (b) Vertex Refining LA, LLC during any twelve month period during the eighteen month period commencing on the first day of the first full calendar month following the Initial Closing date (which targets begin at $8 million of EBITDA during such twelve month period) of up to 470,498 shares of common stock of the Company); and (c) Vertex Refining LA, LLC during the calendar year ended December 31, 2015 (which targets begin at $9 million of EBITDA) of up to 770,498 shares of common stock of the Company, which earn-out consideration is contingent upon the Final Closing occurring under the Purchase Agreement, in each case subject to adjustment for certain capital expenditures (collectively, the “Earn-Outs”). Notwithstanding the above, the maximum number of shares of common stock to be issued pursuant to the Purchase Agreement cannot (i) exceed 19.9% of the outstanding shares of common stock outstanding on March 17, 2014, (ii) exceed 19.9% of the combined voting power of the Company on March 17, 2014, or (iii) otherwise exceed such number of shares of common stock that would violate applicable listing rules of the NASDAQ Stock Market in the event the Company’s stockholders do not approve the issuance of such shares (the “Share Cap”). In the event the number of shares to be issued under the Purchase Agreement exceeds the Share Cap, then the Company is required to instead pay any such additional consideration in cash or obtain the approval of the Company’s stockholders under applicable rules and requirements of the NASDAQ Capital Market for the additional issuance of shares.

Additionally, our currently contemplated acquisition transaction with Heartland Group Holdings LLC contemplates $8 million of potential earn-outs payable over the first two years following the closing of the transaction, which transaction is subject to completion of due diligence and mutual agreement of definitive agreements. Finally, we may enter into acquisition or other agreements in the future which require earn-outs.

In the event we meet the required targets and thresholds described above and are required to pay Holdings the Earn-Out Payments, the earn-out payments to the E-Source seller, the Earn-Outs to the sellers in the Omega transaction, or any other earn-outs in the future, it could have a material adverse effect on our liquidity, the funds we have available for future expansion, and our results of operations.

Holdings was a related party controlled by Benjamin P. Cowart, our President, Chairman and largest shareholder, who owned directly or indirectly a 77% interest in Holdings. Additionally, Chris Carlson, our Chief Financial Officer, owned a 10% interest in Holdings and certain other of our employees (including Greg Wallace, our General Manager of Refining and Marketing) had a beneficial ownership interest in Holdings. Due to the structure of the earn-out payments, Mr. Cowart, Mr. Carlson and the other employees who will receive these payments have an incentive to increase our EBITDA in the periods covered in order to facilitate earn-out payments. They may therefore have an incentive to take steps to increase our EBITDA in the relevant periods at the expense of our future growth and long-term expansion. Consequently, the earn-out payments and/or the structure thereof may cause actual or perceived conflicts of interest between Mr. Cowart, Mr. Carlson and certain of our other employees, our company and our other shareholders.

We have substantial indebtedness which could adversely affect our financial flexibility and our competitive position.  Our failure to comply with financial covenants in our debt agreements could result in such debt agreements being declared in default.

We have a significant amount of outstanding indebtedness. As of June 30, 2014, we owed approximately $25.3 million in accounts payable. Additionally, effective May 2, 2014, we, as well as certain of our other direct and indirect subsidiaries (other than E-Source) as guarantors, entered into the Credit Agreement.  Pursuant to the Credit Agreement, the Lender loaned us $40 million, which was evidenced by a Term Loan Note, which has a balance of $39,700,000 as of June 30, 2014.  The amount owed under the Credit Agreement is due and payable on May 2, 2019.  On May 2, 2014, we and Vertex Operating entered into the Amended BOA Credit Agreement with BOA.  The Amended BOA Credit Agreement amended and restated the prior credit agreement we entered into with BOA in August 2012.  Pursuant to the Amended BOA Credit Agreement, BOA agreed to loan us up to $20 million, subject to the terms of the Amended BOA Credit Agreement and certain lending ratios set forth therein.

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
restrict us from taking advantage of business opportunities;
make it more difficult to satisfy our financial obligations;
place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

We may need to raise additional funding in the future to repay or refinance the Credit Agreement and Amended BOA Credit Agreement and our accounts payable, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.

The covenants in our credit agreements restrict our ability to operate our business and might lead to a default under our credit agreements.

Our debt agreements limit, among other things, our ability to:

incur or guarantee additional indebtedness;
create liens;

make payments to junior creditors;
make investments;

sell material assets;
affect fundamental changes in our structure;

make certain acquisitions;
sell interests of our subsidiaries;

consolidate or merge with or into other companies or transfer all or substantially all of our assets; and
engage in transactions with affiliates.

Additionally, the Credit Agreement also includes various covenants (positive and negative) binding the Company, including, requiring that the Company provide the Agent with certain reports, provide the Agent notice of material corporate events and forecasts, limiting the amount of indebtedness the Company may incur (for example, the Company’s total indebtedness cannot exceed between $30,000,000-$32,000,000 at any time, subject to certain exemptions set forth in greater detail in the Credit Agreement), and requiring us to maintain certain financial ratios, relating to consolidated EBITDA and debt leverage including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Credit Agreement) to certain fixed charges (cumulative for subsequent periods up to the first 12 months and thereafter on a 12 month basis), for each quarter beginning June 30, 2014, of between 0.90:1.00 and 1.25:1.00 (depending on the applicable quarter); maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for the prior 12 month period, for each quarter beginning June 30, 2014, of between 4:1 and 2:1 (depending on the applicable quarter); maintaining consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for each fiscal quarter beginning June 30, 2014, and ending June 30, 2018, of between $4.25 million and $17 million (depending on the applicable quarter); and maintaining at all times (a) liquid cash on hand and (b) available drawdowns under the Amended BOA Credit Agreement, of at least $3 million. Except with respect to certain accounts, certain finished goods inventory and certain other reserves described in the Amended BOA Credit Agreement, the amount owed pursuant to the Credit Agreement is secured by a first priority security interest in all of our assets and all of the assets and securities of our direct and indirect subsidiaries and is also guaranteed by our subsidiaries (other than E-Source) pursuant to the terms of the Credit Agreement, a Pledge and Security Agreement and Mortgage (providing a security interest over certain of our real property assets).

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

As a result of these covenants and limitations, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our credit agreements require, and our future credit facilities may require, us to maintain certain financial ratios and satisfy certain other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our credit agreements or future credit facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such credit agreements, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such credit agreements were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness.

Our credit agreements also contain cross-default and cross-acceleration provisions. Under these provisions, a default or acceleration under one instrument governing our debt may constitute a default under our other debt instruments that contain cross-default and cross-acceleration provisions, which could result in the related debt and the debt issued under such other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.

Our ability to service our indebtedness will depend on our ability to generate cash in the future.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash to fund our working capital requirements, capital expenditure, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.

There is no guarantee that the proposed final acquisition of Omega’s assets or our acquisition of Heartland Group Holdings LLC will be completed; the failure to acquire the final Omega assets or Heartland Group Holdings LLC could adversely affect our business and results of operations.

We entered into the Purchase Agreement pursuant to which we have agreed to purchase substantially all of the assets of Omega (as described in greater detail above). The acquisition is planned to close in two separate closings, the Initial Closing of which occurred on May 2, 2014 and the Final Closing which is planned to occur in or around September 2014, subject to certain closing conditions being met. Our obligation to consummate the Final Closing is subject to among other things, that the Bango, Nevada plant operated by Bango Refining be fully restored and operational, as well as the plant meeting certain used motor oil proceeding run rates and that there are no adverse claims or legal proceedings related to an accident that occurred at the Bango plant in December 2013. The amount due at the Final Closing, in consideration for the acquisition of Bango Refining, will be the assumption of certain loans made pursuant to a secured note provided to Omega, the issuance of 1,500,000 shares of our common stock of which 650,000 shares (with an agreed value of $3.2301 per share or approximately $2.1 million) will be held in escrow and used to satisfy indemnification claims and secure the repayment of the Omega secured note (the “Pledged Shares”), and which amount is subject to adjustment in the event minimum inventory levels are not delivered at the Final Closing, and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Bango Refining.  A portion of the Pledged Shares will be released from escrow, subject to outstanding claims, on September 15, 2015, and the remainder will be released on the 18 month anniversary of the Final Closing.  Subject to certain negotiated exceptions for excluded liabilities, taxes and other fundamental items, the sellers’ indemnification obligations are capped at $5 million.

Additionally, in July 2014, we entered into a letter of intent relating to the acquisition of certain assets from Heartland Group Holdings LLC.

The completion of the Final Closing is subject to customary closing conditions and other requirements as summarized above which are required to be completed prior to the Final Closing. The completion of the acquisition with Heartland Group Holdings LLC is subject to satisfactory due diligence and the mutual agreement between the parties of definitive purchase agreement(s) and terms. Such conditions to closing may not be met. These acquisitions represent a significant business opportunity for us. If the acquisitions are completed, we could be forced to pay significant earn-out payments to the sellers if the required EBITDA targets are met (described in greater detail above under “We may be required to pay substantial additional amounts of consideration in the event certain earn-out targets are met by us. There may also be actual or perceived conflicts of interest with management regarding certain of such targets and amounts due in connection therewith”), which could decrease the amount of funds we have available for working capital. If we fail to complete the acquisitions or the acquisitions are not successful, our anticipated business and results of operations could be adversely affected.

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.

In connection with the Credit Agreement and Amended BOA Credit Agreement, we agreed to comply with certain affirmative and negative covenants and agreed to meet certain financial covenants (described in greater detail above under “The covenants in our credit agreements restrict our ability to operate our business and might lead to a default under our credit agreements”).

The Credit Agreement includes customary events of default for facilities of a similar nature and size as the Credit Agreement, including if a default occurs under certain material agreements of the Company; a judgment is obtained against the Company in an amount in excess of $250,000 or which could have a material adverse effect on the Company; and also provides that an event of default occurs if (a) Benjamin P. Cowart, the Company’s Chief Executive Officer, Chairman of the Board and largest shareholder, ceases to own and control at least 20% of the economic and voting interests of the Company (on a fully-diluted basis); (b) any person other than Mr. Cowart (i) obtains 30% or more of the voting or economic interest in the Company on a fully-diluted basis or (ii) obtains the power (whether or not exercised) to elect a majority of the members of the Board of Directors; (c) we cease to own and control 100% of Vertex Operating; (d) the majority of the seats (other than vacant seats) on the Board of Directors of the Company cease to be occupied by persons who either (i) were members of the Board of Directors of the Company on May 2, 2014, or (ii) were nominated for election by the Board of Directors of the Company, a majority of whom were directors on May 2, 2014 or whose election or nomination for election was previously approved by a majority of such directors; (e) Vertex II, GP, LLC (Vertex Operating’s wholly-owned subsidiary) ceases to be the sole general partner of any guarantor of the Credit Agreement that is a partnership; (f) a “change of control” or similar event under the Amended BOA Credit Agreement (described below) shall occur; or (g) any event, transaction or occurrence occurs, a result of which Benjamin P. Cowart shall for any reason cease to be actively engaged in the day-to-day management of the Company and its subsidiaries in the role he serves on May 2, 2014, unless (x) an interim successor reasonably acceptable to the lender as required by the Credit Agreement is appointed within 10 days and (y) a permanent successor reasonably acceptable to the lender as required by the Credit Agreement is appointed within 60 days.

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

A breach of any of the covenants of the Credit Agreement, Amended BOA Credit Agreement or any future agreements, if uncured, could lead to an event of default under any such document, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due and/or enforce their security interests over substantially all of our assets. This would likely in turn trigger cross-acceleration or cross-default rights in other documents governing our indebtedness. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from our creditors or seek alternative or additional sources of financing, and we may not be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity and/or cause our lenders to enforce their security interests which could ultimately result in the foreclosure of our assets, which would have a material adverse effect on our operations and the value of our securities.

     Our obligations under the Credit Agreement and Amended BOA Credit Agreement are secured by a first priority security interest in substantially all of our assets.

Our obligations under the Credit Agreement and Amended BOA Credit Agreement are secured by a first priority security interest in substantially all of our assets. Additionally, substantially all of our subsidiaries agreed to guarantee our obligations under the Credit Agreement and Amended BOA Credit Agreement. As such, if an event of default occurs under the Credit Agreement or Amended BOA Credit Agreement, our creditors may enforce their security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

If we are unable to maintain a credit facility, it could have an adverse effect on our business.

We have historically been able to maintain lines of credit and other credit facilities similar to the Credit Agreement and Amended BOA Credit Agreement. We rely heavily on the availability and utilization of these lines of credit and credit facilities for our operations and for the purchase of inventory. If we are unable to renew or replace our facility or are unable to borrow funds under such facility or any future facility), for any reason, either due to having no available funds remaining under the facility and/or upon any default of the facility, we may be forced to curtail or abandon our current and/or future planned business operations.

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

Our trucking operations are subject to a number of federal, state and local rules and regulations generally governing such activities as authorization to engage in motor carrier operations, safety compliance and reporting, contract compliance, insurance requirements, taxation and financial reporting. We could be subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics or cargo security. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.

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

All phases of designing, constructing and operating our refining and planned re-refining plants present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of federal, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with our operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach could result in the imposition of fines and penalties, some of which could be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs. The presence or discharge of pollutants in or into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such presence or discharge.

Environmental, health and safety laws, regulations and permit requirements, and the potential for further expanded laws, regulations and permit requirements may increase our costs or reduce demand for our products and thereby negatively affect our business. Environmental permits required for our operations are subject to periodic renewal and may be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements and the potential for further expanded regulation may increase our costs and can affect the manufacturing, handling, processing, distribution and use of our products. If so affected, our business and operations may be materially and adversely affected. In addition, changes in these requirements may cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment. For these reasons, we may need to make capital expenditures beyond those currently anticipated to comply with existing or future environmental or safety laws. The application of environmental, health and safety laws, regulations and permit requirements to our business may cause us to limit our production, significantly increase the costs of our operations and activities, reduce the market for our products or to otherwise adversely affect our financial condition, results of operations or prospects.

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our products.

There is a growing belief that emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, may be linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of GHGs have the potential to affect our business in many ways, including negatively impacting the costs of our operations, transportation costs, feedstock costs and demand for our products (due to changes in both costs and weather patterns).

In recent years, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is generally reduced each year in an effort to achieve the overall GHG emission reduction goal.

Depending on the scope of a particular program, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations. Although most of the state-level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that smaller sources such as our operations could become subject to GHG-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the Environmental Protection Agency (EPA) has adopted regulations controlling GHG emissions under its existing Clean Air Act authority. For example, on December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. In 2010, EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. None of our facilities currently generate enough greenhouse gasses to be subject to this reporting requirement under this rule, but we could become subject to such reporting requirements in the future.

Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business, any future federal laws or implementation of regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect demand for our feedstocks and resulting products, and/or increase our transportation costs. The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of greenhouse gases could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased costs in the rates charged for our products, such recovery of costs is uncertain. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for our products and/or lower the supply of our feedstocks. We cannot predict with any certainty at this time how these possibilities may affect our operations. Many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our operations.

The adoption of regulations implementing recent financial reform legislation could impede our ability to manage business and financial risks by restricting our use of derivative instruments as hedges against fluctuating commodity prices.

The U.S. Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (the “Dodd-Frank Act”). This comprehensive financial reform legislation establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The Dodd-Frank Act requires the Commodity Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The CFTC has adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or derivative instruments would be exempt from these position limits. The Dodd-Frank Act may also require compliance with margin requirements and with certain clearing and trade-execution requirements in connection with certain derivative activities. The final rules will be phased in over time according to a specified schedule which is dependent on finalization of certain other rules to be promulgated by the CFTC and the SEC.

The Dodd-Frank Act and any new regulations could significantly increase the cost of some commodity derivative contracts (including through requirements to post collateral), materially alter the terms of some commodity derivative contracts and reduce the availability of some derivatives to protect against risks we encounter. While we are not currently party to any commodity derivative contracts, we may enter into such contracts in the future and the Dodd-Frank Act and any new regulations may have the effect of making our results of operations more volatile and our cash flows may be less predictable, if we are unable to enter into commodity derivative contracts or similar hedging transactions in the future. Finally, the Dodd- Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. If the Dodd-Frank Act and any new regulations result in lower commodity prices, our revenues could be adversely affected. Any of these consequences could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, a total of 643,444 shares of the Company's Series A Preferred Stock were converted into 643,444 shares of our common stock on a one-for-one basis.  Warrants to purchase 6,250 shares of common stock were exercised with $10,937 of exercise price paid in cash. Options to purchase 483,750 shares of common stock were exercised for a net of 464,148 shares of common stock (when adjusting for a cashless exercise of 186,250 of such options and the payment, in shares of common stock, of an aggregate exercise price of $130,625, along with an exercise price of $200,125 paid in cash in connections with such exercises) and 464,148 shares of common stock were issued to the option holders in connection with such exercises.

In April 2014, the Company granted two employees Incentive Stock Options to purchase an aggregate of 150,000 shares of the Company's common stock, which have a term of ten years, an exercise price of $7.55 per share and vest at the rate of 1/4th of such options per year on each of the first four anniversaries of the grant date.

Subsequent to June 30, 2014, 22,760 shares of the Company's Series A Preferred Stock were converted into 22,760 shares of our common stock on a one-for-one basis.

In May 2014, 500,000 shares of our restricted common stock (valued at $3,266,000) were issued in connection with the Initial Closing of the Omega Refining acquisition.

On June 5, 2014, we entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with certain institutional investors (the "Investors"), pursuant to which the Company agreed to sell to the Investors an aggregate of 2.2 million shares (the "Shares") of the Company's restricted common stock for $7.75 per share (a 12.3% discount to the 30 day volume-weighted average price of the Company's common stock as of the date the Purchase Agreement was entered into). Total gross proceeds from the offering of the Shares was $17.1 million. The Company intends o use the net proceeds from the offering for general corporate and working capital purposes, a majority of which is expected to be used for the Company's West Coast expansion.

All of the shares of common stock issuable upon conversion of the Series A Preferred Stock shares were exempt from registration pursuant to an exemption from registration afforded by Section 3(a)(9) and 3(a)(10) of the Securities Exchange Act of 1934, as amended. All of the shares of common stock issuable upon exercise of options were registered on Form S-8 and therefore did not constitute restricted securities (except to the extent such securities were acquired by "affiliates" of the Company).

The issuance of restricted shares in connection with the exercise of the warrants, the Omega transaction and the sale of Shares to the Investors and the grant of the options were exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended, since the issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were "accredited investors" and/or had information regarding the Company similar to what would be included in a Registration Statement under the Securities Act of 1933, as amended. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Effective July 24, 2014, the Board of Directors approved certain amendments to the Charter of the Compensation Committee of the Board of Directors to comply with applicable NASDAQ rules and requirements. A copy of the Charter of the Compensation Committee as amended is furnished hereto as Exhibit 99.2.

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

VERTEX ENERGY, INC.

Date: August 14, 2014	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
1.1	Underwriting Agreement, dated November 20, 2013, by and among Vertex Energy, Inc. and Craig-Hallum Capital Group LLC		8-K	1.1	11/21/2013	001-11476
2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/2012	000-53619
2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/2012	000-53619
2.3	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC.,Vertex Refining NV., LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (March 17, 2014)		8-K	2.1	3/19/2014	001-11476
2.4	First Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 14, 2014)		8-K	2.2	4/15/2014	001-11476
2.5	Second Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 30, 2014)		8-K	2.3	5/6/2014	001-11476
2.6(#)	Third Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (May 2, 2014)		8-K	2.4	5/6/2014	001-11476
4.1	Vertex Energy, Inc. - 2013 Stock Incentive Plan		4.1	S-8	7/28/2014	333-197659
4.2	Vertex Energy, Inc. - Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement		4.3	S-8	7/28/2014	333-197659
10.1(+)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013		8-K	10.1	11/12/2013	001-11476
10.2	Credit Agreement between Vertex Energy Inc. and Bank of America, N.A. dated August 31, 2012		8-K	10.1	9/12/2012	000-53619
10.3	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012		8-K	10.2	9/12/2012	000-53619

10.4	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.3	9/12/2012	000-53619
10.5	Security Agreement with Bank of America, N.A. dated August 31, 2012	8-K	10.40	9/12/2012	000-53619
10.6	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.5	9/12/2012	000-53619
10.7	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	10-Q	10.18	9/30/2012	000-53619
10.8(#)	Secured Promissory Note ($13,858,066.67)-May 2, 2014-Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender	8-K	10.1	5/6/2014	001-11476
10.9	Guaranty Agreement-Omega Holdings-May 2, 2014	8-K	10.2	5/6/2014	001-11476
10.10(#)	Credit and Guaranty Agreement dated as of May 2, 2014, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as Guarantors, and Goldman Sachs USA, as Lender and as Administrative Agent, Collateral Agent, and Lead Arranger	8-K	10.3	5/6/2014	001-11476
10.11	Term Loan Note ($40,000,000)-Credit and Guaranty Agreement dated as of May 2, 2014	8-K	10.4	5/6/2014	001-11476
10.12(#)	Pledge and Security Agreement-Credit and Guaranty Agreement dated as of May 2, 2014	8-K	10.5	5/6/2014	001-11476
10.13(#)	Amended and Restated Credit Agreement, among Vertex Energy, Inc., and Vertex Energy Operating, LLC, as Borrowers and Bank of America, N.A., as Lender as of May 2, 2014	8-K	10.6	5/6/2014	001-11476
10.14	Revolving Note ($20,000,000)-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.7	5/6/2014	001-11476
10.15(#)	Pledge and Security Agreement-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.8	5/6/2014	001-11476
10.16	Amended and Restated Guaranty-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.9	5/6/2014	001-11476
10.17	Intercreditor Agreement, May 2, 2014, by and among Bank of America, N.A. and Goldman Sachs Bank USA	8-K	10.10	5/6/2014	001-11476
10.18	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with David Peel (April 2014)***	8-K	10.1	6/24/14	001-11476
10.19	Retention and Noncompetition Agreement with David Peel (April 2014)***	8-K	10.2	6/24/14	001-11476
10.20	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***	8-K	10.1	07/29/2014	001-11476

10.21	Form of Common Stock Purchase Agreement dated June 5, 2014 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.1	6/6/2014	001-11476
10.22
Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments
		X
10.23
Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments
		X
10.24	Operation and Maintenance Agreement dated as of November 3, 2010, by and between Magellan Terminals Holdings, L.P. (f/k/a Marrero Terminal, LLC) and Omega Refining, LLC	X
10.25(##)	Terminaling Services Agreement between Marrero Terminal LLC (Owner) and Omega Refining, LLC (Customer) dated as of May 1, 2008	X
10.26(##)	Second Use Motor Oil Buy/Sell Contract dated August 1, 2012, by and between Thermo Fluids, Inc. and Omega Refining, LLC	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
99.2	Amended Charter of the Compensation Committee effective July 24, 2014	X	8-K/A	99.1	07/18/2014
99.3	Audited Balance Sheets of Omega Refining, LLC as of December 31, 2013 and 2012, Audited Statements of Operations and Member’s Equity for the years ended December 31, 2013 and 2012, Audited Statements of Cash Flows for the years ended December 31, 2013 and 2012, and the notes thereto		8-K/A	99.2	07/18/2014	001-11476
99.4	Unaudited Balance Sheet of Omega Refining, LLC as of March 31, 2014, and the Unaudited Statements of Operations and Member’s Equity for the three months ended March 31, 2014 and 2013, and the notes thereto		8-K/A	99.2	07/18/2014	001-11476
99.5
Unaudited Pro Forma Combined Balance Sheet of Vertex Energy, Inc. as of March 31, 2014, Unaudited Pro Forma Combined Statement of Operations for the three months ended March 31, 2014, and Unaudited Pro Forma Combined Statement of Operations for the year ended December 31, 2013
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

# Certain portions of these documents (which portions have been replaced by "***'s") have been omitted in connection with a request for Confidential Treatment which has been accepted by the Commission. This entire exhibit including the omitted confidential information has been filed separately with the Commission.

## Certain portions of these documents (which portions have been replaced by "***'s") have been omitted in connection with a request for Confidential Treatment which has been submitted to the Commission. This entire exhibit including the omitted confidential information has been filed separately with the Commission.

 ++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.