Form 10-Q
period 2014-09-30
Vertex Energy Inc.
filed 2014-11-14
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2014

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 25,417,906 shares of common stock issued and outstanding as of November 8, 2014.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$1,229,746	$2,678,628
Accounts receivable, net	21,675,824	11,714,813
Note receivable-related party	11,458,000	—
Inventory	19,001,712	8,540,459
Prepaid expenses	2,162,046	1,161,721
Total current assets	55,527,328	24,095,621

Noncurrent assets

Fixed assets, at cost	49,318,232	16,109,179
Less accumulated depreciation	(1,647,153)	(1,018,003)
Net fixed assets	47,671,079	15,091,176
Intangible assets, net	16,327,341	15,172,816
Goodwill	4,922,353	4,502,743
Deferred federal income tax	5,684,000	5,684,000
Other assets	2,797,842	—
Total noncurrent assets	77,402,615	40,450,735
TOTAL ASSETS	$132,929,943	$64,546,356

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,059,176	$14,096,185
Capital leases	605,442	—
Current portion of long-term debt	40,781,399	1,956,847
Total current liabilities	64,446,017	16,053,032
Long-term liabilities
Long-term debt	2,040,598	6,558,851
Contingent consideration	3,371,836	3,220,250
Deferred federal income tax	378,000	378,000
Total liabilities	70,236,451	26,210,133
Commitments and contingencies

EQUITY
Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value,
5,000,000 authorized and 630,419 and 1,319,002 issued
and outstanding at September 30, 2014 and December 31,
2013, respectively	630	1,319
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 25,414,156 and 21,205,609
issued and outstanding at September 30, 2014 and
December 31, 2013, respectively	25,414	21,206
Additional paid-in capital	39,191,567	19,579,732
Retained earnings	23,475,881	17,542,004
Total Vertex Energy, Inc. stockholders' equity	62,693,492	37,144,261
Non-controlling interest	$—	$1,191,962
Total Equity	$62,693,492	$38,336,223
TOTAL LIABILITIES AND EQUITY	$132,929,943	$64,546,356
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$76,903,516	$46,830,647	$196,332,796	$115,196,850
Cost of revenues	72,846,322	41,945,879	178,252,434	104,287,660
Gross profit	4,057,194	4,884,768	18,080,362	10,909,190

Reduction of contingent liability	(1,876,752)	—	(1,876,752)	(1,850,000)

Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	6,801,396	2,495,748	16,464,402	7,129,673
Acquisition related expenses	259,235	—	2,819,065	—
Total operating expenses	7,060,631	2,495,748	19,283,467	7,129,673

Income (loss) from operations	(1,126,685)	2,389,020	673,647	5,629,517

Other income (expense):
Other income	109,980	—	110,357	—
Bargain purchase gain related to Omega acquisition	92,635	—	6,573,686	—
Other expense	—	(3,949)	(10,866)	(31,690)
Interest expense	(947,325)	(95,488)	(1,680,371)	(314,627)
Total other income (expense)	(744,710)	(99,437)	4,992,806	(346,317)

Income (loss) before income tax	(1,871,395)	2,289,583	5,666,453	5,283,200

Income tax benefit (expense)	(57,975)	40,211	(57,975)	21,460

Net income (loss)	$(1,929,370)	$2,329,794	$5,608,478	$5,304,660

Net loss attributable to non-controlling interest	$—	$—	$325,399	$—

Net income (loss) attributable to Vertex Energy, Inc.	$(1,929,370)	$2,329,794	$5,933,877	$5,304,660

Earnings (loss) per common share
Basic	$(0.08)	$0.13	$0.26	$0.30
Diluted	$(0.08)	$0.12	$0.24	$0.27

Shares used in computing earnings per share
Basic	25,151,660	17,715,786	23,077,914	17,402,501
Diluted	25,151,660	19,997,257	24,825,326	19,766,263

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)
	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net income	$5,608,478	$5,304,660
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation expense	173,979	123,571
Depreciation and amortization	2,981,393	1,615,657
Gain on acquisition	(6,573,686)	—
Deferred federal income tax	—	(144,000)
Reduction of contingent liability	(1,876,752)	(1,850,000)
Changes in operating assets and liabilities
Accounts receivable	(9,731,011)	(794,821)
Allowance for doubtful accounts	(230,000)	—
Notes receivable-related party	(3,150,000)	—
Inventory	(6,269,253)	(2,338,000)
Prepaid expenses	(1,348,935)	(78,925)
Accounts payable	8,962,991	3,516,056
Other assets	(81,450)	—
Net cash provided by (used in) operating activities	(11,534,246)	5,354,198

Cash flows from investing activities
Acquisition of Omega	(30,164,464)	(67,972)
Refund of asset acquisition	—	675,558
Purchase of fixed assets	(4,227,056)	(1,671,295)
Net cash used in investing activities	(34,391,520)	(1,063,709)

Cash flows from financing activities
Line of credit payments, net	—	(3,250,000)
Proceeds related to secondary stock offering	15,803,000	—
Payments on contingent consideration	(136,662)	—
Proceeds from note payable	41,372,315	—
Payments on note payable	(10,469,474)	(1,372,453)
Debt issue cost	(2,452,157)	—
Proceeds from exercise of common stock options and warrants	359,862	55,250
Net cash provided by (used in) financing activities	44,476,884	(4,567,203)

Net change in cash and cash equivalents	(1,448,882)	(276,714)

Cash and cash equivalents at beginning of the period	2,678,628	807,940

Cash and cash equivalents at end of period	$1,229,746	$531,226

SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,600,117	$323,956
Cash paid for income taxes	$80,158	$122,001

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$689	$189
Note payable for acquisition of E-Source interest	$854,050	$—
Additional paid in capital for acquisition of E-Source interest	$1,790,745	$—

 See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

Leases

The company recognizes lease expense on a straight-line basis over the minimum lease terms which expire at various dates through 2032. These leases are for office and storage tank facilities and are classified as operating leases. For the leases that contain predetermined, fixed escalations of the minimum rentals, the Company recognizes the rent expense on a straight-line basis and records the difference between the rent expense and the rental amount payable in liabilities. Leasehold improvements made at the inception of the lease are amortized over the shorter of the asset life or the initial lease terms as described above. Leasehold improvements made during the lease term are also amortized over the shorter of the assets life or the remaining lease term.
For capital leases assumed as a result of an acquisition, the leased assets owned by the acquiree and financed through a capital lease are measured separately, at fair value, from the underlying lease to which they are subject. The present value of the lease is then calculated using the lease terms and implicit interest rate. For operating leases assumed as a result of an acquisition, the lease terms are measured, at acquisition date, to determine if the terms are favorable or unfavorable when compared to a comparable market lease with similar terms.
Business Combinations

The company accounts for business combinations using the acquisition method of accounting. The results of operations for the acquired entities are included in the company’s consolidated financial results from their associated acquisition dates. The company allocates the purchase price of acquisitions to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. A portion of purchase price for our acquisitions is contingent upon the realization of certain operating results. The fair values assigned to identifiable intangible assets acquired and contingent consideration were determined by third party specialists engaged by the company on a case by case basis. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. If the purchase price is under the fair value of the identified assets and liabilities, a bargain purchase is recognized and included in income from continuing operations.

NOTE 2.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At September 30, 2014 and 2013 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2014		2013
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	28%	—%	1%	—%
Customer 2	13%	8%	46%	27%
Customer 3	11%	—%	10%	—%
Customer 4	9%	47%	—%	—%
Customer 5	7%	12%	8%	16%
Customer 6	2%	11%	—%	—%
Customer 7	—%	—%	10%	16%
Customer 8	—%	—%	2%	24%

At September 30, 2014 and 2013 and for each of the nine months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment 2014			% Revenue by Segment 2013
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	8%	92%	—%	17%	83%	—%
Customer 3	—%	100%	—%	—%	100%	—%
Customer 4	92%	—%	2%	—%	—%	—%
Customer 5	—%	100%	—%	—%	100%	—%
Customer 6	94%	—%	6%	—%	—%	—%
Customer 7	—%	—%	—%	77%	23%	—%
Customer 8	—%	—%	—%	100%	—%	—%

The Company purchases goods and services from one company that represented 10% of total purchases for the nine months ended September 30, 2014 and one company that represented 11% for the nine months ended September 30, 2013.

As a result of the Omega Refining acquisition on May 2, 2014, the Company assumed a feedstock purchase contract with an unrelated third party. The Company is required to purchase a minimum of 15,200,000 gallons of used motor oil per year until the contract expires on December 31, 2014. As of September 30, 2014, the company has purchased approximately 11,200,000 gallons from this vendor, leaving a 4,000,000 gallon purchase obligation. The purchase price for this contract is calculated as discount to Platts U.S. Gulf Coast No. 6 Fuel Oil, 3% Sulphur per gallon for the month prior to the date the product is released.
The Company has had various debt facilities available for use, of which there was $43,427,439 and $10,158,333 outstanding as of September 30, 2014 and September 30, 2013, respectively. See Note 5 for further details.

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

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2013, the Company had utilized approximately $11.25 million of these NOLs leaving approximately $30.75 million of potential NOLs of which we expect to utilize approximately $2.6 million for the nine months ended September 30, 2014.  The Company recorded a change in valuation allowance for the nine months ended September 30, 2014 of approximately $879,210.

Additionally, pursuant to a Consulting Agreement previously entered into with Heartland Group Holdings, LLC ("Heartland") in July 2014, pursuant to which Vertex Operating, LLC (the Company's wholly-owned subsidiary, "Vertex Operating") agreed to provide consulting services to Heartland (the "Consulting Agreement") while the parties negotiated the definitive terms of a purchase agreement relating to the acquisition by the Company of substantially all the assets of Heartland, which agreement was entered into by both parties in October, 2014. Vertex Operating agreed to reimburse Heartland for its operating losses (on a cash basis net of interest, depreciation, corporate overhead expenses and insurance proceeds received)(“Operating Losses”) during the period from July 16, 2014 through the earlier of the closing of the purchase agreement or the termination of the purchase agreement, which reimbursement (estimated to total approximately $1.8 to $2 million at closing) will be paid to Heartland at the closing, or if the closing does not occur as a result of the breach of the purchase agreement or default thereunder by Vertex Operating (or its affiliates), or the failure of any closing condition of Vertex Operating (or its affiliates) thereunder, such amount is due within thirty days of the date it has been determined that such closing will not occur.  In the event the closing does not occur due to the breach or default by Heartland (or its affiliates) of the purchase agreement, Heartland is required to reimburse Vertex Refining OH, LLC, a wholly-owned subsidiary of Vertex Operating ("Vertex OH") for costs and expenses incurred by it and Vertex Operating in connection with such Operating Losses. The closing of the purchase agreement is anticipated to occur prior to the end of November 2014.

Vertex OH and Vertex Operating also agreed to share equally with Heartland in the costs of certain projects undertaken by Heartland prior to the closing of the purchase agreement, provided that Heartland is not required to pay more than $788,500 of its costs associated with such project costs (a substantial portion of which amount has been fully funded by Heartland to date) which are estimated to total approximately $1.6 million.  In connection therewith, following the closing, Vertex OH will first pay, up to the amount expended by Heartland as of closing for such costs, any amounts due in connection with such projects, and the remaining amount of such projects will be split equally by Vertex OH and Heartland.  All projects undertaken following closing, if any, are in the sole discretion of Vertex OH.  Additionally, in the event of the termination of the purchase agreement due to a breach or default by Heartland (or its affiliates) under the purchase agreement, subject to any cure provision, Heartland is required to reimburse Vertex OH for any costs or expenses incurred by it or Vertex Operating in connection with such capital projects and pay Vertex OH’s portion of any capital project committed to prior to the date of termination, within thirty days of the date it has been determined that the closing will not occur. No amounts had been expended for these capital projects as of September 30, 2014.
NOTE 3. LIQUIDITY

During the three month period ended September 30, 2014, an event of default occurred under our financing agreements (as described in Notes 5 and 13). If we fail to obtain a waiver of the defaults under the credit agreements or to negotiate mutually agreed upon amendments to the credit agreements to bring the Company into compliance with such credit agreements, the lenders may exercise any and all rights and remedies available to them under their respective agreements, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure or insolvency proceedings.  As of the date of this filing we are engaged in ongoing discussions with our lenders, and, in connection therewith, we have provided updated financial projections to our lenders.    In the event we are not able to come to an agreement with our current lenders to either waive the existing defaults and amend the credit agreements or to enter into forbearance agreements that are mutually agreed upon and the lenders elect to exercise certain of their remedies under the credit agreements, including demanding repayment of all amounts owing thereunder, and if we are unable to then obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations. In addition, if we are unable to obtain waivers of the existing defaults or enter into forbearance agreements that are mutually agreed upon, it is probable that our independent registered public accounting firm will include an explanatory paragraph with respect to our ability to continue as a going concern in its report on our financial statements for the year ending December 31, 2014.
NOTE 4. GOODWILL

At September 30, 2014 and December 31, 2013, goodwill totaled $4,922,353 and 4,502,743, respectively. The increase in goodwill during the nine months ended September 30, 2013 is attributable to the acquisition of E-Source (as described in Notes 11 and 12) and allocated to the recovery segment. The excess purchase price over the fair value of the net tangible assets and intangible assets was recorded as goodwill. The total carrying value of goodwill for all periods has been tested and it was determined that no impairment charges were necessary as of September 30, 2014.
The following table contains consideration paid in excess of the net assets of the company's acquired, allocated to the respective business segment is as of September 30, 2014:

	Black Oil	Refining & Marketing	Recovery	Total
Balance as of December 31, 2013	$3,554,515	$—	$948,228	$4,502,743
Acquisitions	—	—	419,610	419,610
Balance as of September 30, 2014	$3,554,515	$—	$1,367,838	$4,922,353
NOTE 5. NOTES PAYABLE

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and to provide the Company with an additional $10,000,000 in the form of a revolving line of credit.

In May 2014, the Company entered into an amended and restated credit agreement with Bank of America. The amended credit agreement amended and restated the prior credit agreement entered into with Bank of America in September 2012. Pursuant to the agreement, Bank of America agreed to loan the Company up to $20,000,000 in the form of a revolving line of credit, subject to certain terms and lending ratios, to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate then in effect between 1.25% and 2% per annum or the Bank of America LIBOR rate plus between 2.35% and 3% (both ranges dependent upon the Company's leverage ratio from time to time). Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on May 2, 2017.  The balance on the revolving line of credit was $0 at September 30, 2014.

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
During the three month period ended September 30, 2014, an event of default occurred under the financing agreement (as described below and in Note 13) but we are currently working with our lenders to develop new amendments or modifications to our current agreements that would facilitate a mutually beneficial resolution. The default occurred as a result of our failure to satisfy certain requirements of the Credit Agreement including, but not limited to, the following:

The Company failed to make a prepayment of the term loan under the Goldman Sachs Credit Agreement in the amount of $6,299,567 which was due on August 31, 2014, which was required because the Company did not maintain a less than 4:1 Ratio of Consolidated Total Debt to Consolidated Pro Forma Adjusted EBITDA for the twelve month period ending on August 31, 2014 (The actual Ratio of Consolidated Total Debt for the twelve months ending August 31, 2014 was 4.6:1) and;

The Company failed to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 for the period ending September 30, 2014 (the actual fixed charge coverage ratio for the period ending September 30, 2014 was 1.00 to 1.00).

On May 2, 2014, the Company entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA. Pursuant to the agreement, Goldman Sachs Bank USA loaned the Company $40,000,000 in the form of a term loan. As set forth in the Credit Agreement, the Company has the option to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the

Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the Adjusted LIBOR Rate. Interest on the Credit Agreement is payable monthly in arrears. Amortizing principal payments are due on the Credit Agreement Loan in the amount of $300,000 per fiscal quarter for June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, and $800,000 per fiscal quarter thereafter until maturity on May 2, 2019. The balance on the term loan was $39,400,000 at September 30, 2014.

The Goldman Sachs Bank USA financing arrangement is secured by all of the assets of the Company, but subordinate to the aforementioned Bank of America credit agreement. Amounts outstanding under this agreement have been recorded as current on the September 30, 2014 balance sheet.

The Credit Agreement contains customary representations, warranties, and covenants for facilities of similar nature and size as the Credit Agreement. The Credit Agreement also includes various covenants binding the Company including limits on indebtedness the Company may incur and maintenance of certain financial ratios relating to consolidated EBITDA and debt leverage. During the three month period ended September 30, 2014, an event of default occurred, under the credit facility (as a result of, among other things, the cross default of the Bank of America facility described above, see Note 13), and we are currently working with our lenders to develop new amendments or modifications to our current agreements that would facilitate a mutually beneficial resolution. The Agent and Lenders have also communicated their intent to carefully monitor the situation to determine additional remedies.

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments of $2,549,418 were made and the balance was $605,442 at September 30, 2014.

The Company has notes payable to various financial institutions, bearing interest at rates ranging from 5% to 6.35%, maturing from November 2015 to April 2023. The balance of the notes payable is $2,341,572 at September 30, 2014.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $862,409 at September 30, 2014.

Effective January 1, 2014, the Company purchased an additional 19% ownership interest in E-Source Holdings, LLC ("E-Source") of which it had previously acquired 51%. In consideration for the additional interest the Company will pay $854,050 of which $200,000 was paid on April 11, 2014 and the remainder is to be paid monthly in $72,672 installments through December 31, 2014. The balance of the note payable is $218,016 at September 30, 2014.

The Company's outstanding debt facilities as of September 30, 2014 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2014
Bank of America	Revolving LOC	May, 2014	May, 2017	$20,000,000	$—
Goldman Sachs USA	Term Loan	May, 2014	May, 2019	40,000,000	39,400,000
Pacific Western Bank	Capital Lease	December, 2010	December, 2014	970,974	71,626
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	520,219	533,816
Various institutions	Various	Various	Various	2,690,677	2,341,572
E-source note	Note	January, 2014	December, 2014	854,050	218,016
Various institutions	Insurance premiums financed	Various	> 1 year	1,789,481	862,409
				$66,825,401	$43,427,439

Future contractual maturities of notes payable are summarized as follows:

Creditor	Q4 2014	2015	2016	2017	2018	2019	Thereafter
Goldman Sachs USA	$300,000	$2,700,000	$3,200,000	$3,200,000	$3,200,000	$3,200,000	$23,600,000
Pacific Western Bank	71,625	—	—	—	—	—	—
Pacific Western Bank	41,060	172,654	186,948	133,154	—	—	—
Various institutions	30,394	305,293	323,178	342,204	263,918	236,066	840,519
E-source note	218,017	—	—	—	—	—	—
Various institutions	531,722	330,687	—	—	—	—	—
Totals	$1,192,818	$3,508,634	$3,710,126	$3,675,358	$3,463,918	$3,436,066	$24,440,519
NOTE 6. STOCK-BASED COMPENSATION

Stock-based compensation expense was $173,979 and $123,571 for the nine months ended September 30, 2014 and 2013, respectively, for options previously awarded by the Company.

Stock option activity for the nine months ended September 30, 2014 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2013	3,060,834	$5.89	6.07	$1,327,163
Options granted	250,000	7.91	9.80	501,893
Options forfeited/expired	(91,667)	10.78	—	(29,335)
Options exercised	(634,000)	(0.87)	—	(262,241)
Outstanding at September 30, 2014	2,585,167	$7.14	5.54	$1,537,480
Vested at September 30, 2014	1,820,480	$8.34	4.88	$657,010
Exercisable at September 30, 2014	1,820,480	$8.34	4.88	$657,010

A summary of the Company’s stock warrant activity and related information for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2013	7,083	$2.72	1.57	$2,900
Warrants exercised	(6,250)	(1.75)	—	(2,800)
Warrants cancelled/forfeited/expired	(833)	(10.00)	—	(100)
Warrants at September 30, 2014	—	$—	—	$—
Vested at September 30, 2014	—	$—	—	$—
Exercisable at September 30, 2014	—	$—	—	$—

In April 2014, the Company granted two employees Incentive Stock Options to purchase an aggregate of 150,000 shares of the Company's common stock, which have a term of ten years, an exercise price of $7.55 per share and vest at the rate of 1/4th of such options per year on each of the first four anniversaries of the grant date.

In August, 2014, the Company granted one employee Incentive Stock Options to purchase an aggregate of 100,000 shares of the Company's common stock, which have a term of ten years, and exercise price of $8.44 per share and vest at the rate of 25,000 of such options on grant date and 18,750 on each of the first four anniversaries of the grant date.

NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the nine months ended September 30, 2014 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the nine months ended September 30, 2014 does not include options to purchase 1,006,000 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the nine months ended September 30, 2014 and 2013:

	2014	2013
Basic Earnings per Share
Numerator:
Net income available to common shareholders	$5,933,877	$5,304,660
Denominator:
Weighted-average shares outstanding	23,077,914	17,402,501
Basic earnings per share	$0.26	$0.30

Diluted Earnings per Share
Numerator:
Net income available to common shareholders	$5,933,877	$5,304,660
Denominator:
Weighted-average shares outstanding	23,077,914	17,402,501
Effect of dilutive securities
Stock options and warrants	1,116,993	1,039,925
Preferred stock	630,419	1,323,837
Diluted weighted-average shares outstanding	24,825,326	19,766,263
Diluted earnings per share	$0.24	$0.27
NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2014, there were 25,414,156 common shares issued and outstanding.

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

During the nine months ended September 30, 2014, a total of 688,583 shares of the Company's Series A Preferred Stock were converted into 688,583 shares of our common stock on a one-for-one basis. Warrants to purchase 6,250 shares of the Company's common stock were exercised for 6,250 shares of common stock with $10,937 of exercise price paid in cash. Options to purchase 634,000 shares of common stock were exercised for a net of 605,972 shares of common stock (when adjusting for a cashless exercise of 212,500 of such options and the payment, in shares of common stock, of an aggregate exercise price of $205,125, along with an exercise price of $348,925 paid in cash in connection with such exercises) and 605,972 shares of common stock were issued to the option holders in connection with such exercises. Additionally, in June 2014, 2,200,000 shares were sold in connection with an underwritten offering of the Company's common stock for net proceeds of $15,803,000 after deducting offering costs of $1,247,000 from the $17,050,000 raised. The shares have a par value per share of $0.001. In May 2014, 500,000 shares of our restricted common stock (valued at $3,266,000) were issued in connection with the initial closing of the Omega Refining acquisition (see note 10). In September, 2014, 207,743 shares of Company's common stock, valued at $1,790,745, were issued as payment for the remaining 30% ownership in E-Source (additional information included in Note 12).
NOTE 9.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of September 30, 2014, there were 630,419 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.
NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions.  Segment information for the three and nine months ended September 30, 2014 and 2013 is as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2014
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$124,884,174	$58,000,951	$13,447,671	$196,332,796

Income (loss) from operations	$388,035	$1,768,043	$(1,482,431)	$673,647

NINE MONTHS ENDED SEPTEMBER 30, 2013
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$65,412,393	$38,979,504	$10,804,953	$115,196,850

Income from operations	$1,276,173	$2,260,834	$2,092,510	$5,629,517

THREE MONTHS ENDED SEPTEMBER 30, 2014
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$52,434,252	$19,655,674	$4,813,590	$76,903,516

Income (loss) from operations	$(749,043)	$229,260	$(606,902)	$(1,126,685)

THREE MONTHS ENDED SEPTEMBER 30, 2013
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$22,719,678	$15,913,554	$8,197,415	$46,830,647

Income (loss) from operations	$(791,121)	$1,158,637	$2,021,504	$2,389,020

NOTE 11. CONTINGENT CONSIDERATION

As part of the consideration paid related to the August 2012 acquisition of Vertex Holdings, L.P., if certain earnings targets are met, the Company has to pay the seller approximately $2,233,000 annually in each of 2013, 2014 and 2015. In 2013, it had been determined that the 2013 earnings target would not be met and the contingent consideration was reduced by $1,850,000, which represents the discounted cash flow for year one. It had also been determined that the 2014 earnings target would not be met and the contingent consideration was reduced by $1,555,000, which represents 100% of the discounted cash flows for year two.

As part of the consideration paid in connection with the acquisition of Omega Refining (see Note 12), the Company has agreed to pay the seller additional earn-out consideration in the event that certain EBITDA targets are met (a) during any twelve month period during the eighteen month period commencing on the first day of the first full calendar month following the May 2, 2014 initial closing date (which targets begin at $8,000,000 of EBITDA during such twelve month period) of up to 470,498 shares of common stock of the Company; and (b) during the calendar year ended December 31, 2015 (which targets begin at $9,000,000 of EBITDA) of up to 770,498 shares of common stock of the Company, in each case subject to adjustment for certain capital expenditures. The contingent consideration has been evaluated by management and reduced by $99,164.

As part of the consideration paid in connection with the acquisition of 51% of E-Source Holding, LLC, if certain targets are met, the Company has to pay the seller approximately $260,000 annually in 2014, 2015, 2016 and 2017. The Company has recorded contingent consideration of $748,000, which is the discounted cash flows of the earn-out payments. Of this amount, $136,662 was paid during the three months ended September 30, 2014 and the remaining $611,338 was written off. The write off was triggered because certain terms of the contingent consideration agreement were not met by the acquiree.
As part of the consideration paid in connection with the acquisition of an additional 19% of E-source Holding, LLC, if certain targets were met, on January 31, 2015, 207,743 shares of the Company’s common stock were to be issued to the seller. The estimated fair value of the stock at the time of this agreement was approximately $231,000 and was recorded as additional paid in capital and a reduction of the non-controlling interest in accordance with ASC 850-10-45. This amount was written off during the three months ended September 30, 2014 after certain terms of the contingent consideration agreement were not met by the aquiree.
On September 4, 2014, the Company acquired the remaining 30% interest in E-Source Holdings, LLC, of which it had previously acquired 70%. In consideration for the 30% interest, the Company issued 207,743 shares of common stock, valued at approximately $1,790,745, which was recorded as additional paid in capital and a reduction of the non-controlling interest in accordance with ASC 810-10-45.
NOTE 12. ACQUISITION

E-Source Holdings Transaction
On September 4, 2014, the Company acquired the remaining 30% interest in E-Source Holdings, LLC, of which it had previously acquired 70%. In consideration for the 30%, the Company issued 207,743 shares of common stock, valued at approximately $1,790,745. The transaction was recorded as additional paid in capital and a reduction of the non-controlling interest in accordance with ASC 810-10-45.
Omega Refining Transaction

On May 2, 2014, the Company completed its acquisition of substantially all of the assets of Omega Refining, LLC (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chaise, Louisiana ("Omega Refining") and ownership of Golden State Lubricant Works, LLC for the purpose of re-refining used lubricating oils into processed oils and other products for the distribution, supply and sale to end-customers with related products and support services. The purchase price paid at the closing was approximately $28,764,000 in cash, 500,000 shares of our restricted common stock (valued at $3,266,000) and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Omega Refining in connection with the initial closing.  We also agreed to provide Omega Holdings a loan in the amount of up to approximately $13.8 million.

The acquisition was accounted for under the purchase method of accounting, with the Company identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration paid by the Company was allocated to Omega Refining's net tangible assets and intangible assets based on their estimated fair values as of May 2, 2014. The transaction resulted in a bargain purchase of $6,481,051 recognized in net income as an acquisition-date gain. During the three month period ending September 30, 2014, an additional $92,635 bargain purchase gain was recognized after capital lease balances were true up, resulting in a total bargain purchase gain of $6,573,686. The Omega Refining purchase qualifies as a bargain purchase since the acquisition date amounts of the identifiable net asset acquired, excluding goodwill ($39.01 million), exceed the value of the consideration transferred ($32.44 million). The difference of $6.57 million is a gain as of the acquisition date. The bargain purchase resulted from the financial distress that Omega was in due to the large amount of debt held by Omega and the unexpected decrease in crack spreads that made the debt level overbearing. The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets transferred and liabilities assumed. The allocation of the purchase price is based on the best estimates of management.
The following information summarizes the allocation of the fair values assigned to the assets at the purchase date. The allocation of fair values are preliminary and are subject to change in the future during the measurement period.

(in thousands)
Cash and cash equivalents	$406
Accounts receivable	950
Inventory	4,192
Prepaid expenses	71
Property, plant and equipment	30,000
Deposits	400
Bango secured note issued to Vertex	8,308
Technology	2,287
Non-compete agreements	66
Total identifiable net assets	$46,680
Less liabilities assumed, including contingent consideration	(7,670)
Gain on purchase	(6,574)
Total purchase price	$32,436
The Company incurred $2,559,830 in costs associated with the Omega Refining acquisition. These included legal, accounting, environmental and investment banking.

The following table summarizes the cost of amortizable intangible assets related to the Omega Refining acquisition:

	Estimated Cost (in thousands)	Useful life (years)
Non-Competes	$66	1
Technology	2,287	15
Total	$2,353

The results of Omega Refining are included in the consolidated financial statements subsequent to May 2, 2014. The following schedule contains pro forma results from operations as if the acquisition had occurred on January 1, 2014. The pro forma results do not report actual results that would have occurred had the merger taken place on January 1, 2014, nor do they necessarily suggest future operating results

	Nine Months Ended September 30,
	2014	2013
Revenues	$234,957,949	$221,836,815
Income from operations	1,478,186	8,047,532

Net income	6,216,035	7,329,101

Net loss attributable to non-controlling interest	325,399	—

Net income attributable to Vertex Energy, Inc.	$6,541,434	$7,329,101

Earnings per common share
Basic	$0.28	$0.42
Diluted	$0.26	$0.37
NOTE 13. SUBSEQUENT EVENTS

Subsequent to September 30, 2014, an option holder exercised options to purchase 3,750 shares of the Company's common stock at an exercise price of $2.75 per share for $10,313 of cash and was issued 3,750 shares of our common stock.

Subsequent to September 30, 2014, the available credit on the Line of Credit was $20,000,000. As of November 10, 2014, the outstanding balance drawn on the line of credit is $0, leaving an available balance for draw downs of $20,000,000.
Effective October 3, 2014, the Company entered into a consulting agreement with its director, Timothy C. Harvey, pursuant to which Mr. Harvey agreed to provide consulting services to the Company in connection with overseeing the Company’s trading and selling of finished products and assisting the Company with finding the best markets for products from the Company’s facilities for a term of one year.  In consideration for agreeing to provide services under the agreement, the Company agreed to pay Mr. Harvey $10,000 per month, and to grant him an option to purchase up to 75,000 shares of the Company's common stock at an exercise price of $6.615 per share, the mean between the highest and lowest quoted selling prices of the Company's common stock on October 2, 2014 (the day immediately preceding the approval by the Board of Directors of the agreement), which vest at the rate of 1/4th of such options per year, subject to Mr. Harvey’s continued consulting, employment or service as a director of the Company, which options were granted under the Company's 2013 Stock Incentive Plan.
On October 21, 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, Vertex Operating, Vertex Refining OH, LLC, a wholly-owned subsidiary of Vertex Operating (“Vertex OH”), and Heartland Group Holdings, LLC (“Heartland”).  Heartland is in the business of operating an oil re-refinery and, in connection therewith, collecting, aggregating and purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers (collectively, the “Heartland Business”).

Pursuant to the Purchase Agreement, we agreed to acquire substantially all of the assets of Heartland related to and used in the operating of the Heartland Business, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio, and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”) and to assume certain liabilities of Heartland associated with certain assumed and acquired agreements.  The main assets excluded from the purchased assets pursuant to the Purchase Agreement are Heartland’s cash and cash equivalents, receivables, certain prepaid expenses, refunds and related claims, rights to certain tax refunds, certain assets used in the operations of Heartland which are used more than incidentally by Heartland’s majority equity owner (Warren Distribution, Inc. (“Warren”)) in connection with the operation of its other businesses and certain real property assets.

The transactions contemplated by the Purchase Agreement are planned to close on or before November 30, 2014 (such closing date, the “Closing”).

The purchase price payable in consideration for the Heartland Assets is $8,276,792 and the assumption of the assumed liabilities (subject to adjustment in connection with certain required inventory levels at closing as set forth in the Purchase Agreement), which amount is payable by way of the issuance to Heartland (or its assigns) of 1,189,637 shares of the Company’s restricted common stock, of which 150,000 shares of restricted common stock will be held in escrow and used to satisfy indemnification claims (the “Escrow Shares”).  The purchase price is subject to certain negotiated exceptions for excluded liabilities, taxes and other fundamental items. Heartland’s indemnification obligations under the Purchase Agreement are capped at $4 million.

The Escrow Shares are to be held in escrow to satisfy indemnification claims for 24 months following the Closing; provided that Heartland has the option at any time to acquire such Escrow Shares and instead place cash in such escrow account, upon the payment into the escrow account of $333,333 in cash for each 50,000 Escrow Shares acquired by Heartland.  Any claims made against the Escrow Shares pursuant to the indemnification provisions of the Purchase Agreement result in the cancellation of Escrow Shares equal in value to the amount of the applicable claim divided by the ten-day volume weighted average price per share of the Company’s common stock ending on and including the trading day immediately preceding the date of such applicable claim.

Heartland will also have the right pursuant to the terms of the Purchase Agreement to earn additional earn-out consideration of up to a maximum of $8,276,792, based on total EBITDA related to the Heartland Business during the twelve month period beginning on the first day of the first full calendar month commencing on or after the first anniversary of the Closing (the “Earnout Period”), as follows (as applicable, the “Contingent Payment”):

EBITDA generated during Earnout Period	Contingent Payment Due
Less than $1,650,000	$0
At least $1,650,000	$4,138,396
More than $1,650,000 and less than $3,300,000	Pro-rated between $4,138,396 and $8,276,792
$3,300,000 or more	$8,276,792

Any Contingent Payment due is payable 50% in cash and 50% in shares of the Company’s common stock based on the volume-weighted average of the regular session closing prices per share of the Company’s common stock on the NASDAQ Capital Market for the ten (10) consecutive trading days commencing on the trading day immediately following the last day of the Earnout Period and ending on such tenth trading day thereafter.  Additionally, the amount of any Contingent Payment is reduced by two-thirds of the cumulative total of required capital expenditures incurred at Heartland’s refining facility in Columbus, Ohio, which are paid or funded by Vertex OH after the Closing, not to exceed $866,667, which capital expenditures are estimated to total $1.3 million in aggregate.

Notwithstanding the above, the maximum number of shares of common stock to be issued pursuant to the Purchase Agreement cannot (i) exceed 19.9% of the outstanding shares of common stock outstanding on October 21, 2014, (ii) exceed 19.9% of the combined voting power of the Company on October 21, 2014, or (iii) otherwise exceed such number of shares of common stock that would violate applicable listing rules of the NASDAQ Stock Market in the event the Company’s stockholders do not approve the issuance of such shares (the “Share Cap”).  In the event the number of shares to be issued under the Purchase Agreement exceeds the Share Cap, then Vertex OH is required to instead pay any such additional consideration in cash or obtain the approval of the Company’s stockholders under applicable rules and requirements of the NASDAQ Capital Market for the additional issuance of shares.

 Additionally, we are required to file a registration statement within thirty days of the Closing registering at least 1,189,637 shares of the Company’s common stock and use commercially reasonable efforts to obtain effectiveness of the registration statement within 90 days of the filing date if the SEC does not review the registration statement or within 120 days if the SEC does review the registration statement filing.   Pursuant to the Purchase Agreement, Heartland agreed to not sell more than 50,000 shares of the Company’s common stock each week, if otherwise permitted pursuant to applicable law and regulation.

As of September 30, 2014, the Company was not in compliance with certain covenants contained in its credit facilities, including the financial covenants noted below with Bank of America (“BOA”) and Goldman Sachs Bank USA (“Goldman Sachs”):

•
The Company failed to make a prepayment of the term loan under the Goldman Sachs Credit Agreement in the amount of $6,299,567 which was due on August 31, 2014, which was required because the Company did not maintain a less than 4:1 Ratio of Consolidated Total Debt to Consolidated Pro Forma Adjusted EBITDA for the twelve month period ending on August 31, 2014 (the actual Ratio of Consolidated Total Debt for the twelve month period ending on August 31, 2014 was 4.6:1); and

•
The Company failed to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 for three month period ending September 30, 2014 (the actual fixed charge coverage ratio for the period ending September 30, 2014 was 1.00 to 1.00).

In connection with the defaults above (and additional defaults described below), in October and November 2014, the Company received notices of events of default from Bank of America and Goldman Sachs, respectively, describing the occurrence of the following events of default under the credit agreements in addition to the prior financial covenant defaults described above:

•	The Company entering into various letters of intent in violation of the permitted activities covenants of the Goldman Sachs Credit Agreement; and

•
The Company failing to timely comply with various post-closing obligations set forth in the credit agreements including, among others, to deliver certificates of title of Company vehicles to the lenders, assignments of rights under various agreements from the Company to Vertex Operating, confirmation of the closing or transfer of various Company bank accounts, various surveys of mortgaged properties, and delivering a collateral access agreement to BOA.

Additionally, as each credit facility contains cross-default provisions, the default under each lender credit agreement constitutes a default under the agreement with the other lender. As events of default have occurred under the BOA credit agreement, BOA is not required to lend us any further funds under such agreement.

Notwithstanding the above described events of default, both the BOA and Goldman Sachs notices of default stated that while the lenders (and where applicable, their agents) are entitled to exercise any and all default-related rights and remedies under the credit agreements (including declaring the outstanding principal and interest under such facilities immediately due and payable, exercising rights of set-off and demanding further collateral under such credit agreements), neither of the lenders (or where applicable their agents) are charging default interest on such credit agreements or exercising any rights or remedies in connection with such events of default at this time; notwithstanding that neither lender has agreed to forbear from taking any such action in the future and have further reserved all rights, powers, privileges and remedies under their respective credit agreements and can exercise such rights, powers, privileges and remedies at any time without further notice to us.

If we fail to enter into formal forbearance agreements, cure the defaults, negotiate a waiver of the defaults under the credit agreements, or to negotiate mutually agreed upon amendments to the credit agreements to bring the Company into compliance with such credit agreements, the lenders may exercise any and all rights and remedies available to them under their respective agreements, including demanding immediate repayment of all amounts then outstanding under such credit agreements or initiating foreclosure or insolvency proceedings against us. As of the date of this filing we are engaged in ongoing discussions with our lenders, and, in connection therewith, we have provided updated financial projections to our lenders; however, as of the date of this filing, we have been unable to cure the events of default which have occurred and no events of default have been waived by such lenders. In the event we are not able to come to an agreement with our current lenders to either waive the existing defaults and amend the credit agreements or to enter into forbearance agreements that are mutually agreed upon and the lenders elect to exercise certain of their rights and remedies under the credit agreements, including demanding repayment of all amounts owing thereunder, and if we are unable to then obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations. In addition, if we are unable to obtain waivers of the existing defaults or enter into forbearance agreements that are mutually agreed upon, it is probable that our independent registered public accounting firm will include an explanatory paragraph with respect to our ability to continue as a going concern in its report on our financial statements for the year ending December 31, 2014 which could trigger additional defaults under agreements to which we are party and may further negatively affect our ability to maintain a listing of our common stock on the NASDAQ Capital Market.

As the credit agreements are secured by substantially all of our assets, there is a risk that if the lenders were to request the immediate repayment of such credit facilities and we did not have, and could not timely raise, funds to repay such obligations, that the lenders (or where applicable, their agents) could foreclose on our assets which could cause us to significantly curtail or cease operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	risks associated with our outstanding credit facilities, including amounts owed, restrictive covenants and security interests thereon;

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	our ability to protect our intellectual property and not infringe on others’ intellectual property;

•	our ability to scale our business;

•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;

•	our ability to obtain and retain customers;

•	our ability to produce our products at competitive rates;

•	our ability to execute our business strategy in a very competitive environment;

•	trends in, and the market for, the price of oil and gas and alternative energy sources;

•	our ability to maintain our relationship with KMTEX, Ltd.;

•	the impact of competitive services and products;

•	our ability to maintain insurance;

•	potential future litigation, judgments and settlements;

•	rules and regulations making our operations more costly or restrictive;

•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;

•	economic downturns both in the United States and globally;

•	risk of increased regulation of our operations and products;

•	negative publicity and public opposition to our operations;

•	disruptions in the infrastructure that we and our partners rely on;

•	an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms;

•	our ability to effectively integrate acquired assets, companies, employees or businesses;

•	liabilities associated with acquired companies, assets or businesses;

•	interruptions at our facilities;

•	our ability to complete pending and future acquisitions;

•	required earn-out payments and other contingent payments we are required to make;

•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;

•	our ability to acquire and construct new facilities;

•	certain events of default which have occurred and are continuing under our debt facilities;

•	our ability to effectively manage our growth;

•	repayment of and covenants in our debt facilities;

•	the lack of capital available on acceptable terms to finance our continued growth; and

•	other risk factors included under “Risk Factors” below and in our Annual Report on Form 10-K and prior Form 10-Qs.

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on March 25, 2014 and the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2014, and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

We paid the following consideration for 100% of the equity interests in Acquisition Sub (the “Purchase Price”): (i) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 million restricted shares of our common stock; and (ii) to B&S LP, $1.7 million cash consideration, representing the appraised value of certain real estate contributed by B&S LP to Acquisition Sub.  Additionally, for each of the three one-year periods following September 11, 2012, the closing date of the transaction, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate (the “Earn-Out Payments”), contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods. In 2013 it was determined that the 2013 earnings target would not be met and the contingent consideration was reduced by $1,850,000, which represents the discounted cash flow for year one. It had also been determined that the 2014 earnings target would not be met and the contingent consideration was reduced by $1,555,000, which represents 100% of the discounted cash flows for year two.

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

E-Source:

Effective October 1, 2013 Vertex acquired a 51% interest in E-Source Holdings, LLC (“E-Source”), a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. The consideration paid for the acquisition of E-Source was approximately $900,000 and the right of one of the sellers (the “Earn-Out Seller”) to earn additional earn-out payments of up to 15% of E-Source’s net income before taxes, in the event certain calendar year net income thresholds are met, in calendar years 2014 through 2017, as well as a commission of 20% of the net income before taxes associated with certain future planned projects of E-Source required to be completed prior to December 31, 2014, as long as such applicable seller remains an employee of E-Source during such applicable periods. Effective on March 14, 2014, we entered into an amendment to our acquisition agreement with the Earn-Out Seller, and mutually agreed that the lesser of (a) 20% and (b) $100,000, per calendar year of earn-out payments due the Earn-Out Seller, if any, will be payable in shares of our restricted common stock, based on the average of the five closing sales prices of the Company’s common stock on the first five trading days of each applicable calendar year (each a “Valuation”) for which the earn-out consideration relates, provided that the parties mutually agreed to use a valuation of $3.2922 per share (the “2014 Valuation Price”) for any earn-out payments relating to the 2014 calendar year and further agreed that in no event will any future calendar year Valuation be less than the 2014 Valuation Price. On March 26, 2014, but effective January 1, 2014, the Company acquired an additional 19% interest in E-Source for $854,050 in cash consideration and the right to receive stock consideration (on January 31, 2015) in the amount of 207,743 shares of stock subject to certain performance metrics being met during 2014 (which the parties agreed would not be met as of their entry into the August 2014 acquisition agreement described below). Of this amount, $136,662 was paid during the three months ended September 30, 2014 and the remaining $611,338 in cash and $231,000 in stock contingencies were written off. The write off was triggered because certain terms of the contingent consideration agreement were not met by the acquiree.

In August 2014, Vertex Energy Operating, LLC, a wholly-owned subsidiary of the Company, acquired the remaining 30% interest in E-Source, in consideration for the issuance of 207,743 shares of Company common stock and confirmation by the parties that the performance metrics relating to the 207,743 shares of common stock issuable in connection with the 19% acquisition would not be met. Following this transaction, E-Source became a 100% wholly-owned subsidiary of Vertex Operating.

E-Source leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.   E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials.

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

The acquisition is to close in two separate closings, the first of which relating to the acquisition of Omega Refining (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chaise, Louisiana) and ownership of Golden State, as described above, closed on May 2, 2014 (the “Initial Closing”), and the second of which relating to the acquisition of Bango Refining and the Bango, Nevada plant, is expected to close on or around November 2014, subject to certain closing conditions being met prior to closing (the “Final Closing”). Vertex’s obligation to consummate the Final Closing is subject to among other things, compliance with certain provisions of the credit agreements described herein and that the Bango plant operated by Bango Refining be fully restored and operational, as well as the plant meeting certain used motor oil processing run rates and that there are no adverse claims or legal proceedings related to an accident that occurred at the Bango plant in December 2013.

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

The amount due at the Final Closing, in consideration for the acquisition of Bango Refining, will be the assumption of certain loans made pursuant to the Omega Secured Note (described below), the issuance of 1,500,000 shares of Vertex’s common stock (which shares we are not required to register with the Commission and do not currently anticipate registering with the Commission) of which 650,000 shares (with an agreed value of $3.2301 per share or approximately $2.1 million) will be held in escrow (the “Pledged Shares”) and used to satisfy indemnification claims and secure the repayment of the Omega Secured Note (defined below), and which amount is subject to adjustment in the event minimum inventory levels are not delivered at the Final Closing, and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Bango Refining. A portion of the Pledged Shares will be released from escrow, subject to outstanding claims, on September 15, 2015, and the remainder will be released on the 18 month anniversary of the Final Closing. Subject to certain negotiated exceptions for excluded liabilities, taxes and other fundamental items, the sellers’ indemnification obligations are capped at $5 million.

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

The sellers also have the right to earn additional earn-out consideration in the event certain EBITDA targets are met by (a) Vertex Refining NV, LLC during the years ended December 31, 2015 and 2016 (which targets begin at $3.5 million of EBITDA per year), of up to an aggregate of $6 million (payable in shares of the Company’s common stock equal to the volume-weighted average of the regular session closing prices per share of the Company’s common stock on the NASDAQ Capital Market for the ten (10) consecutive trading days prior to the applicable due date of such payments, provided, however, in no event shall the VWAP be less than $3.15 per share or more than $10.00 per share, as adjusted for any stock splits or recapitalizations); (b) Vertex Refining LA, LLC during any twelve month period during the eighteen month period commencing on the first day of the first full calendar month following the Initial Closing date (which targets begin at $8 million of EBITDA during such twelve month period) of up to 470,498 shares of common stock of the Company; and (c) Vertex Refining LA, LLC during the calendar year ended December 31, 2015 (which targets begin at $9 million of EBITDA) of up to 770,498 shares of common stock of the Company, in each case subject to adjustment for certain capital expenditures (collectively, the “Earn-Outs). Notwithstanding the above, the maximum number of shares of common stock to be issued pursuant to the Purchase Agreement cannot (i) exceed 19.9% of the outstanding shares of common stock outstanding on March 17, 2014, (ii) exceed 19.9% of the combined voting power of the Company on March 17, 2014, or (iii) otherwise exceed such number of shares of common stock that would violate applicable listing rules of the NASDAQ Stock Market in the event the Company’s stockholders do not approve the issuance of such shares (the “Share Cap”). In the event the number of shares to be issued under the Purchase Agreement exceeds the Share Cap, then the Company is required to instead pay any such additional consideration in cash or obtain the approval of the Company’s stockholders under applicable rules and requirements of the NASDAQ Capital Market for the additional issuance of shares. The contingent consideration has been evaluated by management and reduced by $99,164.

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

Heartland:

On October 21, 2014, the Company entered into an Asset Heartland Purchase Agreement (the “ Heartland Purchase Agreement”) by and among the Company, Vertex Operating, Vertex Refining OH, LLC, a wholly-owned subsidiary of Vertex Operating (“Vertex OH”), and Heartland Group Holdings, LLC (“Heartland”).  Heartland is in the business of operating an oil re-refinery and, in connection therewith, collecting, aggregating and purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers (collectively, the “Heartland Business”).

Pursuant to the Heartland Purchase Agreement, we agreed to acquire substantially all of the assets of Heartland related to and used in the operating of the Heartland Business, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio, and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”) and to assume certain liabilities of Heartland associated with certain assumed and acquired agreements.  The main assets excluded from the purchased assets pursuant to the Heartland Purchase Agreement are Heartland’s cash and cash equivalents, receivables, certain prepaid expenses, refunds and related claims, rights to certain tax refunds, certain assets used in the operations of Heartland which are used more than incidentally by Heartland’s majority equity owner (Warren Distribution, Inc. (“Warren”)) in connection with the operation of its other businesses and certain real property assets.

The transactions contemplated by the Heartland Purchase Agreement are planned to close on or before November 30, 2014 (such closing date, the “Closing”).

The purchase price payable in consideration for the Heartland Assets is the assumption of the assumed liabilities and $8,276,792 (subject to adjustment in connection with certain required inventory levels at closing as set forth in the Heartland Purchase Agreement), which amount is payable by way of the issuance to Heartland (or its assigns) of 1,189,637 shares of the Company’s restricted common stock, of which 150,000 shares of restricted common stock will be held in escrow and used to satisfy indemnification claims (the “Escrow Shares”).  The Purchase Price is subject to certain negotiated exceptions for excluded liabilities, taxes and other fundamental items. Heartland’s indemnification obligations under the Heartland Purchase Agreement are capped at $4 million.

Additionally, pursuant to a Consulting Agreement previously entered into with Heartland in July 2014, pursuant to which Vertex Operating agreed to provide consulting services to Heartland while the parties negotiated the definitive terms of the Heartland Purchase Agreement (the “Consulting Agreement”), Vertex Operating agreed to reimburse Heartland for its operating losses (on a cash basis net of interest, depreciation, corporate overhead expenses and insurance proceeds received)(“Operating Losses”) during the period from July 16, 2014 through the earlier of the Closing or the termination of the Heartland Purchase Agreement, which reimbursement (estimated to total approximately $1.8 to $2 million at Closing) will be paid to Heartland at the Closing, or if the Closing does not occur as a result of the breach of the Heartland Purchase Agreement or default thereunder by Vertex Operating (or its affiliates), or the failure of any closing condition of Vertex Operating (or its affiliates) thereunder, such amount is due within thirty days of the date it has been determined that such Closing will not occur.  In the event the Closing does not occur due to the breach or default by Heartland (or its affiliates) of the Heartland Purchase Agreement, Heartland is required to reimburse Vertex OH for costs and expenses incurred by it and Vertex Operating in connection with such Operating Losses.

Vertex OH and Vertex Operating also agreed to share equally with Heartland in the costs of certain capital projects undertaken by Heartland prior to Closing, provided that Heartland is not required to pay more than $788,500 of its costs associated with such project costs (a substantial portion of which amount has been fully funded by Heartland to date) which are estimated to total approximately $1.6 million.  In connection therewith, following the Closing, Vertex OH will first pay, up to the amount expended by Heartland as of Closing for such costs, any amounts due in connection with such projects, and the remaining amount of such projects will be split equally by Vertex OH and Heartland.  All projects undertaken following Closing, if any, are in the sole discretion of Vertex OH.  Additionally, in the event of the termination of the Heartland Purchase Agreement due to a breach or default by Heartland (or its affiliates) under the Heartland Purchase Agreement, subject to any cure provision, Heartland is required to reimburse Vertex OH for any costs or expenses incurred by it or Vertex Operating in connection with such capital projects and pay Vertex OH’s portion of any capital project committed to prior to the date of termination, within thirty days of the date it has been determined that the Closing will not occur.

The Escrow Shares are to be held in escrow to satisfy indemnification claims for 24 months following the Closing; provided that Heartland has the option at any time to acquire such Escrow Shares and instead place cash in such escrow account, upon the payment into the escrow account of $333,333 in cash for each 50,000 Escrow Shares acquired by Heartland.  Any claims made against the Escrow Shares pursuant to the indemnification provisions of the Heartland Purchase Agreement result in the cancellation of Escrow Shares equal in value to the amount of the applicable claim divided by the ten-day volume weighted average price per share of the Company’s common stock ending on and including the trading day immediately preceding the date of such applicable claim.

Heartland will also have the right pursuant to the terms of the Heartland Purchase Agreement to earn additional earn-out consideration of up to a maximum of $8,276,792, based on total EBITDA related to the Heartland Business during the twelve month period beginning on the first day of the first full calendar month commencing on or after the first anniversary of the Closing (the “Earnout Period”), as follows (as applicable, the “Contingent Payment”):

EBITDA generated during Earnout Period	Contingent Payment Due
Less than $1,650,000	$0
At least $1,650,000	$4,138,396
More than $1,650,000 and less than $3,300,000	Pro-rated between $4,138,396 and $8,276,792
$3,300,000 or more	$8,276,792

Any Contingent Payment due is payable 50% in cash and 50% in shares of the Company’s common stock based on the volume-weighted average of the regular session closing prices per share of the Company’s common stock on the NASDAQ Capital Market for the ten (10) consecutive trading days commencing on the trading day immediately following the last day of the Earnout Period and ending on such tenth trading day thereafter.  Additionally, the amount of any Contingent Payment is reduced by two-thirds of the cumulative total of required capital expenditures incurred at Heartland’s refining facility in Columbus, Ohio, which are paid or funded by Vertex OH after the Closing, not to exceed $866,667, which capital expenditures are estimated to total $1.3 million in aggregate.

Notwithstanding the above, the maximum number of shares of common stock to be issued pursuant to the Heartland Purchase Agreement cannot (i) exceed 19.9% of the outstanding shares of common stock outstanding on October 21, 2014, (ii) exceed 19.9% of the combined voting power of the Company on October 21, 2014, or (iii) otherwise exceed such number of shares of common stock that would violate applicable listing rules of the NASDAQ Stock Market in the event the Company’s stockholders do not approve the issuance of such shares (the “Share Cap”).  In the event the number of shares to be issued under the Heartland Purchase Agreement exceeds the Share Cap, then Vertex OH is required to instead pay any such additional consideration in cash or obtain the approval of the Company’s stockholders under applicable rules and requirements of the NASDAQ Capital Market for the additional issuance of shares.

Additionally, we are required to file a registration statement within thirty days of the Closing registering at least 1,189,637 shares of the Company’s common stock and use commercially reasonable efforts to obtain effectiveness of the registration statement within 90 days of the filing date if the SEC does not review the registration statement or within 120 days if the SEC does review the registration statement filing.   Pursuant to the Heartland Purchase Agreement, Heartland agreed to not sell more than 50,000 shares of the Company’s common stock each week, if otherwise permitted pursuant to applicable law and regulation.

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

We recently acquired 100% interest in E-Source (as described above) a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.   E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. We also recently acquired Omega's Marrero, Louisiana re-refinery and Myrtle Grove complex in Belle

Chasse, Louisiana and ownership of Golden State, as described above. The Marrero, Louisiana facility re-refines used motor oil and also produces vacuum gas oil. Golden State operates a strategic blending and storage facility located in Bakersfield, California.

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

We currently provide our services in 13 states, primarily in the Gulf Coast and Central Midwest regions of the United States. For the rolling twelve month period ending September 30, 2014, we aggregated approximately 103 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 54 million gallons of used motor oil with our proprietary TCEP process and VGO process.

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

Recent Events

In September 2014, we entered into a joint supply and marketing agreement "JSMA" with a strategic petroleum products trading company whereby we will jointly market our finished product produced from our Marrero, Louisiana facility (low sulfur fuel oil and marine bunker fuel) and split the gross profit resulting in the sales of such product equally (50/50).  As such, the finished product related to this venture has been sold and paid for from the JSMA and the cost associated therewith has been reimbursed to us; however no additional revenues associated with the sale of such products will be recognized until the product is further delivered to the end markets and the JSMA recognizes gross profit on such sales.  The agreement has a term through the end of November 2014.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Set forth below are our results of operations for the three months ended September 30, 2014 as compared to the same period in 2013. In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Revenues	$76,903,516	$46,830,647	$30,072,869	64%
Cost of Revenues	72,846,322	41,945,879	(30,900,443)	(74)%
Gross Profit	4,057,194	4,884,768	(827,574)	(17)%
Reduction of contingent liability	(1,876,752)	—	1,876,752	100%
Selling, general and administrative expenses	6,801,396	2,495,748	(4,305,648)	(173)%
Acquisition related expenses	259,235	—	(259,235)	(100)%
Income (loss) from operations	(1,126,685)	2,389,020	(3,515,705)	(147)%
Other Income	109,980	—	109,980	100%
Bargain purchase gain related to Omega acquisition	92,635	—	92,635	100%
Other expense	—	(3,949)	3,949	100%
Interest Expense	(947,325)	(95,488)	(851,837)	(892)%
Total other income (expense)	(744,710)	(99,437)	(645,273)	(649)%
Income (loss) before income taxes	(1,871,395)	2,289,583	(4,160,978)	(182)%
Income tax (expense) benefit	(57,975)	40,211	(98,186)	(244)%
Net income (loss)	$(1,929,370)	$2,329,794	$(4,259,164)	(183)%

Each of our segments’ gross profit during the three months ended September 30, 2014 and 2013 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Three Months Ended September 30,
Black Oil Segment	2014	2013	$ Change	% Change
Total revenue	$52,434,252	$22,719,678	$29,714,574	131%
Total cost of revenue	49,933,205	21,586,736	(28,346,469)	(131)%
Gross profit	2,501,047	1,132,942	1,368,105	121%
Reduction in contingent consideration	1,876,752	—	1,876,752	100%
Selling general and administrative expense	5,126,842	1,924,063	(3,202,779)	(166)%
Income from operations	$(749,043)	$(791,121)	$42,078	5%

Refining Segment
Total revenue	$19,655,674	$15,913,554	$3,742,120	24%
Total cost of revenue	18,679,687	14,244,023	(4,435,664)	(31)%
Gross profit	975,987	1,669,531	(693,544)	(42)%
Selling general and administrative expense	746,727	510,894	(235,833)	(46)%
Income from operations	$229,260	$1,158,637	$(929,377)	(80)%

Recovery Segment
Total revenue	$4,813,590	$8,197,415	$(3,383,825)	(41)%
Total cost of revenue	4,233,430	6,115,120	1,881,690	31%
Gross profit	580,160	2,082,295	(1,502,135)	(72)%
Selling general and administrative expense	1,187,062	60,791	(1,126,271)	(1,853)%
Income (loss) from operations	$(606,902)	$2,021,504	$(2,628,406)	(130)%

The following schedule separates revenues and gross profit contributed by our recently acquired business entities, Omega Refining and E-Source, during the three month period ending September 30, 2014. The isolated figures are presented in dollars and as a percentage of total consolidated results.

	Three Months Ended September 30, 2014
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total Revenue	$76,903,516	$32,973,450	43%
Gross Profit	4,057,194	2,047,560	50%

	Consolidated Results	E-Source	% Contributed by E-Source
Total Revenue	$76,903,516	$1,732,967	2%
Gross Profit	4,057,194	327,805	8%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 64% for the three months ended September 30, 2014 compared to the same period in 2013, due primarily to an increase in overall volume of product sold during the three months ended September 30, 2014 compared to the same period in 2013. Total volume increased 56% largely as a result of the recent addition of the Marrero facility in May 2014, which produces a VGO finished product. Gross profit decreased by 17% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Additionally, our per barrel margin decreased 47% relative to the three months ended September

30, 2013. This decrease was a result of operational decisions made at our TCEP facility, where we decreased our production during the period to make significant improvements as well as maintenance at the location. In addition volumes were lower at our Marrero facility related to stack testing that was being done for permitting purposes to determine if the facility could qualify for increased production in the future. In addition finished product values for our VGO product declined dramatically due to certain facilities being down in the Gulf Coast causing disruption in supply/demand balances during August and September. Market demand being lower for VGO products during this period caused a sharp drop in our finished product values during this period. Due to lower demand for VGO during this period The 74% increase in cost of revenues for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is mainly a result of our increased revenues.

Our Black Oil division's volume increased approximately 106% during the three months ended September 30, 2014 compared to the same period in 2013. This increase was due to the increased amount of volume managed through our TCEP operation as a result of the improvements that were made, as well as the increased volume we realized from the Marrero facility (beginning May 2, 2014) (described in greater detail below) which produces a VGO finished product. Volumes collected through our H&H business increased 41% during the three months ended September 30, 2014 compared to the same period in 2013.

We experienced a 7% increase in the volume of our TCEP refined product during the three months ended September 30, 2014, compared to the same period in 2013. This increase is a result of the improvements that were made in 2013 to improve efficiencies and improve the volume throughput at the facility. This increase would have been much higher if we had not brought the plant down for improvements and maintenance during the 3rd quarter. In addition, commodity prices decreased approximately 6% for the three months ended September 30, 2014, compared to the same period in 2013. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2014 decreased $5.58 per barrel from a three month average of $92.98 for the three months ended September 30, 2013 per barrel to $87.40 per barrel for the three months ended September 30, 2014.

Our TCEP technology generated revenues of $14,364,173 during the three months ended September 30, 2014 with cost of revenues of $13,934,459, producing a gross profit of $429,714.  The per barrel margin for our TCEP product decreased 63% as compared to the same period during 2013.  This decrease was largely a result of the maintenance and improvements taking place at the facility, which caused an increase in our cost of goods during this period, as well as the decrease in the market value of the finished product of 6% while feedstock costs remained relatively unchanged. In addition the lower than expected volume through the facility during this period had an impact on the overall Gross Profit.

Overall volume for the Refining and Marketing division increased 17% during the three month period ended September 30, 2014 as compared to the same period in 2013. This division experienced an increase in production of 10% for its gasoline blendstock for the three months ended September 30, 2014, compared to the same period in 2013. Our fuel oil cutter volumes decreased 13% for the three months ended September 30, 2014, compared to the same period in 2013. Our pygas volumes increased 180% for the three months ended September 30, 2014 as compared to the same period in 2013. These increases are a result of some new feedstock streams as well as variations in volume builds that can vary throughout the year at the facility where our product is produced.

Our Recovery division includes the business operations of Vertex Recovery as well as the recently acquired business of E-Source (of which we own a 100% interest). This segment was formed as of the fourth quarter of 2013 (provided that our historical segment information provided below and elsewhere throughout this filing has been retroactively adjusted to include the Recovery division had it been in place during the periods presented). Revenues for this division decreased 41% mostly as a result of E-Source during the three months ended September 30, 2014. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit decreased 17% and our margin per barrel decreased approximately 47% for the three months ended September 30, 2014, compared to the same period in 2013. This decrease was largely a result of lower volumes than expected at each facility along with the slight decrease in overall business production at each of our facilities compared to what we plan for.

The following table sets forth the high and low spot prices during the first nine months of 2014 for our key benchmarks.

2014
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.00	March 3	$2.55	September 30
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.08	June 20	$2.54	January 3
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$94.94	June 24	$82.67	September 30
NYMEX Crude oil (Dollars per barrel)	$107.26	June 20	$91.16	September 30
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first nine months of 2013 for our key benchmarks.

2013
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.25	February 12	$2.57	April 17
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.21	February 15	$2.52	September 23
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$101.02	February 14	$87.49	April 17
NYMEX Crude oil (Dollars per barrel)	$110.10	August 28	$86.68	April 17
Reported in Platt's US Marketscan (Gulf Coast)

We saw a decrease during the first nine months of 2014 in each of the benchmark commodities we track compared to the same period in 2013.

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

We had total operating expenses of $7,060,631 for the three months ended September 30, 2014, which included $259,235 of acquisition related expenses, compared to $2,495,748 of total operating expenses for the prior year’s period, an increase of $4,564,883 or 183% from the prior period.  This increase is primarily due to the additional selling, general and administrative expenses generated by new business lines, specifically those business lines acquired from Omega Refining and as a part of the E-Source acquisition business, as well as increased sales expenses associated with our expansion into new West Coast markets.

We had a loss from operations of $1,126,685 for the three months ended September 30, 2014, compared to income from operations of $2,389,020 for the three months ended September 30, 2013, a decrease of $3,515,705 or 147% from the prior year’s period.  The decrease was mainly due to additional selling general and administrative expenses associated with new product lines, and acquired operations, and certain one-time expenses associated with acquisitions partially offset by an increase in volumes and revenues during the three month period ended September 30, 2014, and a $1,876,752 reduction in contingent liability during the three months ended September 30, 2014, which positively affected income from operations for the three months ended September 30, 2014.

We also had interest expense of $947,325 for the three months ended September 30, 2014, compared to interest expense of $95,488 for the three months ended September 30, 2013, an increase in interest expense of $851,837 or 892% from the prior period mainly due to the new debt facilities with Goldman Sachs and BOA. We had total other expense of $744,710 for the three months ended September 30, 2014, mainly due to the increase in interest expense described above, compared to total other expense of $99,437 for the three months ended September 30, 2013, mainly due to interest expense.

We had net loss of $1,929,370 which includes a $1,876,752 reduction in contingent liability which positively affected loss from operations for the three months ended September 30, 2014, compared to net income of $2,329,794 for the three months ended September 30, 2013, a decrease in net income of $4,259,164 or 183% from the prior period for the reasons described above.

During the three months ended September 30, 2014, the processing costs for our Refining & Marketing business located at KMTEX were $1,043,243. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Three Months Ended September 30, 2014
Refining & Marketing
Revenues	$19,655,674

Income (loss) from operations	$229,260

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Set forth below are our results of operations for the nine months ended September 30, 2014, as compared to the same period in 2013.  In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and “% Change” columns.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Revenues	$196,332,796	$115,196,850	$81,135,946	70%
Cost of Revenues	178,252,434	104,287,660	$(73,964,774)	(71)%
Gross Profit	18,080,362	10,909,190	7,171,172	66%
Reduction of contingent liability	(1,876,752)	(1,850,000)	26,752	1%
Selling, general and administrative expenses	16,464,402	7,129,673	(9,334,729)	(131)%
Acquisition related expenses	2,819,065	—	(2,819,065)	(100)%
Income from operations	673,647	5,629,517	(4,955,870)	(88)%
Other Income	110,357	—	110,357	100%
Bargain purchase gain related to Omega acquisition	6,573,686	—	6,573,686	100%
Other expense	(10,866)	(31,690)	20,824	66%
Interest Expense	(1,680,371)	(314,627)	(1,365,744)	(434)%
Total other income (expense)	4,992,806	(346,317)	5,339,123	(1,542)%
Income before income taxes	5,666,453	5,283,200	383,253	7%
Income tax (expense) benefit	(57,975)	21,460	(79,435)	(370)%
Net income	5,608,478	5,304,660	303,818	6%
Net loss attributable to non-controlling interest	325,399	—	325,399	100%
Net income attributable to Vertex Energy, Inc.	$5,933,877	$5,304,660	$629,217	12%

Each of our segments’ gross profit during the nine months ended September 30, 2014 and 2013 was as follows (increases in revenue and/or decreases in cost of revenues are shown without parentheses while decreases in revenue and/or increases in cost of revenues are shown with parentheses in the “$ Change” and “% Change” columns):

	Nine Months Ended September 30,
Black Oil Segment	2014	2013	$ Change	% Change
Total revenue	$124,884,174	$65,412,393	$59,471,781	91%
Total cost of revenue	113,355,127	60,471,980	(52,883,147)	(87)%
Gross profit	11,529,047	4,940,413	6,588,634	133%
Reduction in contingent consideration	1,876,752	1,850,000	26,752	1%
Selling general and administrative expense	13,017,764	5,514,240	(7,503,524)	(136)%
Income from operations	$388,035	$1,276,173	$(888,138)	(70)%

Refining Segment
Total revenue	$58,000,951	$38,979,504	$19,021,447	49%
Total cost of revenue	53,555,931	35,293,112	(18,262,819)	(52)%
Gross profit	4,445,020	3,686,392	758,628	21%
Selling general and administrative expense	2,676,977	1,425,558	(1,251,419)	(88)%
Income from operations	$1,768,043	$2,260,834	$(492,791)	(22)%

Recovery Segment
Total revenue	$13,447,671	$10,804,953	$2,642,718	24%
Total cost of revenue	11,341,376	8,522,568	(2,818,808)	(33)%
Gross profit	2,106,295	2,282,385	(176,090)	(8)%
Selling general and administrative expense	3,588,726	189,875	(3,398,851)	(1,790)%
Income (loss) from operations	$(1,482,431)	$2,092,510	$(3,574,941)	(171)%

The following schedule separates revenues and gross profit contributed by our recently acquired business entities, Omega Refining and E-Source, during the nine month period ending September 30, 2014. The isolated figures are presented in dollars and as a percentage of total consolidated results.

	Nine Months Ended September 30, 2014
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total Revenue	$196,332,796	$51,077,061	26%
Gross Profit	18,080,362	4,867,522	27%

	Consolidated Results	E-Source	% Contributed by E-Source
Total Revenue	$196,332,796	$6,320,286	3%
Gross Profit	18,080,362	1,562,879	9%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased 70% for the nine months ended September 30, 2014, compared to the same period in 2013, due primarily to an increase in overall volume of product sold during the nine months ended September 30, 2014 compared to 2013. Total volume increased 60% largely as a result of the increased volume the Company has seen over the past twelve months of Cutterstock produced through our TCEP operation as well as through our Refining and Marketing division and the recent addition during the nine months ended September 30, 2014 of the Marrero facility which produces a VGO finished product. Gross profit increased

66% for the nine months ended September 30, 2014 compared to the same period in 2013. Additionally, our per barrel margin increased 4% relative to the nine months ended September 30, 2013. This increase was a result of the acquisition of the Omega Refining business which is now part of our Black Oil division, the acquisition of E-Source, which is part of our Recovery division, as well as some improved margins and volumes in our other divisions. The 71% increase in cost of revenues for the nine months ended September 30, 2014 compared to the same period in 2013 is mainly a result of our increased revenues.

Our Black Oil division's volume increased approximately 72% during the nine months ended September 30, 2014 compared to the same period in 2013. This increase was due to an increased amount of volume managed through our TCEP operation (described in greater detail below), as well as the increased volume we realized from the Marrero facility (beginning May 2, 2014) which produces a VGO finished product. Volumes collected by H&H through our Black Oil division, which collects oil directly from generators such as oil change service stations and automotive repair shops, increased 43% during the nine months ended September 30, 2014 compared to the same period in 2013.

Overall volume for the Refining and Marketing division increased 52% during the nine month period ended September 30, 2014 as compared to the same period in 2013. This division experienced an increase in production of 45% for its gasoline blendstock for the nine months ended September 30, 2014, compared to the same period in 2013. Our fuel oil cutterstock volumes increased 47% for the nine months ended September 30, 2014, compared to the same period in 2013. Our pygas volumes increased 79% for the nine months ended September 30, 2014 as compared to the same period in 2013. These increases are a result of new feedstock streams that we started managing during the third quarter of 2013.

We experienced a 49% increase in the volume of our TCEP refined product during the nine months ended September 30, 2014, compared to the same period in 2013. This increase is a result of the improvements that were made in 2013 to improve efficiencies and improve the volume throughput at the facility. Commodity prices decreased approximately 4% for the nine months ended September 30, 2014, compared to the same period in 2013. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the nine months ended September 30, 2014 decreased $4.14 per barrel from a nine month average of $93.66 per barrel for the nine months ended September 30, 2013, to $89.52 per barrel for the nine months ended September 30, 2014.

Our Recovery division includes the business operations of Vertex Recovery as well as the recently acquired business of E-Source (of which we own a 100% interest). This segment was formed as of the fourth quarter of 2013 (provided that our historical segment information provided below and elsewhere throughout this filing has been retroactively adjusted to include the Recovery division had it been in place during the periods presented). Revenues for this division increased 24% as a result of E-Source during the nine months ended September 30, 2014. This division periodically participates in project works that are not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Our TCEP technology generated revenues of $56,974,352 during the nine months ended September 30, 2014, with cost of revenues of $50,140,715, producing a gross profit of $6,833,637.  The per barrel margin for our TCEP product increased 6% as compared to the same period during 2013.  This increase was a result of increased production as well as reductions in overall feedstock prices during this period.

We had total operating expenses of $19,283,467 for the nine months ended September 30, 2014, which included $2,819,065 of acquisition related expenses compared to $7,129,673 of total operating expenses for the prior year’s period, an increase of $12,153,794 or 171% from the prior period.  This increase is primarily due to the additional selling, general and administrative expenses generated by the new business lines, specifically from the acquisition of Omega Refining's operations and the E-source acquisition, as well as increased sales expenses associated with our expansion into new markets. The Company incurred $2,819,065 of legal, accounting, auditing, investment banking expenses and other one-time expenses related to acquisitions during the nine months ended September 30, 2014, which expenses were not represented in the prior period.

We had income from operations of $673,647 for the nine months ended September 30, 2014, compared to income from operations of $5,629,517 for the nine-months ended September 30, 2013, a decrease of $4,955,870 or 88% from the prior period.  The decrease was mainly due to increased expenses associated with new product lines and acquired operations, and certain one-time expenses associated with acquisitions partially offset by an increase in volumes and revenues during the nine month period ended September 30, 2014 and a $1,876,752 reduction in contingent liability during the nine months ended September 30, 2014, which positively affected income from operations for the nine months ended September 30, 2014. During the nine months ended September 30, 2013 we had a $1,850,000 reduction in contingent liability which positively affected income from operations during the prior period.

We had total other income of $4,992,806 for the nine months ended September 30, 2014, mainly due to increase in other income described below, compared to other expense of $346,317 for the nine months ended September 30, 2013. Included in other income for the nine months ended September 30, 2014, was a one-time non-cash bargain purchase benefit from the purchase price of the

Omega assets of $6,573,686. We also had interest expense of $1,680,371 for the nine months ended September 30, 2014, compared to interest expense of $314,627 for the nine months ended September 30, 2013, an increase in interest expense of $1,365,744 or 434% from the prior period mainly due to the recent financing from Goldman Sachs.

We had net income of $5,608,478 for the nine months ended September 30, 2014, compared to net income of $5,304,660 for the nine months ended September 30, 2013, an increase in net income of $303,818 or 6% from the prior period. Net loss related to the 30% minority interest in E-Source was $325,399 for the nine months ended September 30, 2014. We had net income attributable to the Company of $5,933,877 for the nine months ended September 30, 2014 compared to the $5,304,660 for the nine months ended September 30, 2013, an increase in net income of $629,217 or 12% from the prior year period.

During the nine months ended September 30, 2014, the processing costs for our Refining & Marketing business located at KMTEX were $3,485,283. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Nine Months Ended September 30, 2014
Refining & Marketing
Revenues	$58,000,951

Income (loss) from operations	$1,768,043

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the quarters ended December 31, September 30, June 30, and March 31, 2013 and March 31, and June 30, and September 30, 2014 respectively.

	Statements of Operations by Quarter
	Fiscal 2014			Fiscal 2013
	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$76,903,516	$72,079,622	$47,349,658	$46,770,402	$46,830,647	$35,111,402	$33,254,801

Cost of Revenues	72,846,322	63,200,942	42,205,170	41,340,555	41,945,879	32,556,738	29,785,043

Gross Profit	4,057,194	8,878,680	5,144,488	5,429,847	4,884,768	2,554,664	3,469,758

Reduction of contingent liability	(1,876,752)	—	—	(388,750)	—	(1,850,000)	—

Selling, general and administrative expenses	6,801,396	6,075,517	3,587,489	4,359,857	2,495,748	2,395,745	2,221,492

Acquisition related expenses	259,235	1,959,418	600,412	17,150	—	—	36,592

Total selling, general and administrative expenses	7,060,631	8,034,935	4,187,901	4,377,007	2,495,748	2,395,745	2,258,084

Income (loss) from operations	(1,126,685)	843,745	956,587	1,441,590	2,389,020	2,008,919	1,211,674

Other income (expense)
Other income	109,980	7	370	4,809	—	7,598	25,289
Bargain purchase gain	92,635	6,481,051	—	—	—	—	—
Other expense	—	(10,866)	—	(9,838)	(3,949)	—	(40,726)
Interest expense	(947,325)	(657,235)	(75,811)	(108,327)	(95,488)	(112,999)	(106,140)
Total other income (expense)	(744,710)	5,812,957	(75,441)	(113,356)	(99,437)	(105,401)	(121,577)

Income (loss) before income taxes	(1,871,395)	6,656,702	881,146	1,328,234	2,289,583	1,903,518	1,090,097

Income tax benefit (expense)	(57,975)	—	—	1,678,539	40,211	(12,248)	(6,502)

Net income (loss)	$(1,929,370)	$6,656,702	$881,146	$3,006,773	$2,329,794	$1,891,270	$1,083,595
Net income attributable to non controlling interest	—	344,380	(18,981)	(431,962)	—	—	—
Net income attributable to Vertex Energy, Inc.	$(1,929,370)	$7,001,082	$862,165	$2,574,811	$2,329,794	$1,891,270	$1,083,595
Number of weighted average common shares outstanding

Basic	25,151,660	22,826,102	21,232,949	17,830,194	17,715,786	17,409,034	17,079,242

Diluted	25,151,660	24,847,456	21,738,018	20,182,829	19,997,257	19,887,288	20,139,182

The below graph charts our total quarterly revenue over time from March 31, 2012 to September 30, 2014:

	Statements of Operations by Segments
	Fiscal 2014			Fiscal 2013
	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$52,434,252	$48,878,522	$23,571,400	$23,660,574	$22,766,929	$19,493,407	$23,199,308

Cost of revenues	49,933,205	42,330,639	21,091,283	21,717,508	21,632,211	18,363,098	20,416,314

Gross profit	$2,501,047	$6,547,883	$2,480,117	$1,943,066	$1,134,718	$1,130,309	$2,782,994

Refining & Marketing
Revenues	$19,655,674	$18,517,819	$19,827,459	$16,749,930	$15,913,554	$14,234,204	$8,831,746

Cost of revenues	18,679,687	16,626,178	18,250,066	15,207,097	14,244,023	12,824,955	8,224,134

Gross profit	$975,987	$1,891,641	$1,577,393	$1,542,833	$1,669,531	$1,409,249	$607,612

Recovery
Revenues	$4,813,590	$4,683,281	$3,950,799	$6,359,898	$8,150,164	$1,383,791	$1,223,747

Cost of revenues	4,233,430	4,244,125	2,863,821	4,415,950	6,069,645	1,368,685	1,144,595

Gross profit	$580,160	$439,156	$1,086,978	$1,943,948	$2,080,519	$15,106	$79,152

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

We had total assets of $132,929,943 as of September 30, 2014 compared to $64,546,356 at December 31, 2013.   The increase was mainly due to the $46,680,000 of assets acquired from Omega in May 2014, and the $5,608,478 of net income which was generated during the nine months ended September 30, 2014. Total current assets as of September 30, 2014 of $55,527,328 consisted of cash and cash equivalents of $1,229,746, accounts receivable, net, of $21,675,824, notes receivable-related party of $11,458,000, inventory of $19,001,712, and prepaid expenses of $2,162,046. Non Current assets consisted of fixed assets, net, of $49,318,232, net intangible assets of $16,327,341, which primarily represents the value of the Company's TCEP patent and certain other patents acquired from Omega Refining, and $4,922,353 of goodwill (booked in connection with the Acquisition of Holdings and E-Source) and other assets of $2,797,842. Fixed assets increased $32,579,903 mainly as a result of our acquisition of certain assets and operations from Omega Refining in May 2014. In addition, mainly as a result of the approximately $30.75 million of net operating losses that may be used to offset taxable income generated by the Company in future periods, the Company has recorded a deferred federal tax asset of $5,684,000 as of September 30, 2014 and December 31, 2013. Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing our inventory cycle and sales.

We had total current liabilities of $64,446,017 as of September 30, 2014 compared to $16,053,032 at December 31, 2013.  This increase was largely due to the increase in our accounts payable during the nine months ended September 30, 2014, which accounts payable totaled $23,059,176 as of September 30, 2014, and an increase in capital lease liabilities obtained in connection with the acquisition with Omega Refining (described in greater detail below) of which the current portion outstanding at September 30, 2014 was $605,442. In addition, we had $40,781,399 of current liabilities associated with long-term debt of which $518,990 was related to the E-Source acquisition and $39,400,000 was related to the Omega acquisition. Debt associated with the Omega acquisition was moved from long-term to current liabilities after an event of default occurred (as described below) during the nine months ended September 30, 2014.

We had total liabilities of $70,236,451 as of September 30, 2014, including current liabilities of $64,446,017 and long-term liabilities of $5,790,434, and $2,040,598 related to E-Source debt and line of credit, $3,371,836 of contingent consideration, after the reduction described above, relating to the earn-out payments associated with the acquisition of Vertex Holdings, L.P., and certain assets from Omega Refining and $378,000 of deferred federal income tax.

We had negative working capital of $8,918,689 as of September 30, 2014, compared to working capital of $8,042,589 as of December 31, 2013.  The decrease in working capital from December 31, 2013 to September 30, 2014 is due to an increase in accounts receivable and inventory due to the Omega Refining acquisition and increase in accounts payable and reclassification of long-term debt to current.

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

Pursuant to the Credit Agreement, we had the right to request loans from time to time under the Credit Facility, subject to the terms and conditions of the Credit Agreement, provided that the total amount loaned pursuant to the Credit Facility could not exceed the lesser of (a) $10,000,000 and (b) an amount equal to the total of (i) 80% of our accounts in which BOA has a first-priority perfected security interest; and (ii) 80% of our finished-goods inventory in which BOA holds a first-priority perfected security interest, in each case subject to the terms and conditions of the Credit Agreement.

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

As of September 30, 2014, the Line of Credit had a balance of $0 and the Term Note had a balance of $0. During the three month period ending September 30, 2014, a default event occurred. As a result, the company has restricted access to the line of credit debt facility.

As a result of the E-Source acquisition, the Company has notes payable to various financial institutions, bearing interest at rates ranging from 5% to 6.35%. The balance of these notes is $2,341,572 as of September 30, 2014.

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

The Credit Agreement contains customary representations, warranties, covenants for facilities of similar nature and size as the Credit Agreement, and requirements for the Company to indemnify the Lender and the Agent for certain losses. The Credit Agreement also includes various covenants (positive and negative) binding the Company, including, requiring that the Company provide the Agent with certain reports, provide the Agent notices of material corporate events and forecasts, limiting the amount of indebtedness the Company may incur (for example, the Company’s total indebtedness cannot exceed between $30,000,000-$32,000,000 at any time, subject to certain exemptions set forth in greater detail in the Credit Agreement), and requiring us to maintain certain financial ratios, relating to consolidated EBITDA and debt leverage including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Credit Agreement) to certain fixed charges (cumulative for subsequent periods up to the first 12 months and thereafter on a 12 month basis), for each quarter beginning June 30, 2014, of between 0.90:1.00 and 1.25:1.00 (depending on the applicable quarter); maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for the prior 12 month period, for each quarter beginning June 30, 2014, of between 4:1 and 2:1 (depending on the applicable quarter); maintaining consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for each fiscal quarter beginning June 30, 2014, and ending June 30, 2018, of between $4.25 million and $17 million (depending on the applicable quarter); and maintaining at all times (a) liquid cash on hand and (b) available drawdowns under the Amended BOA Credit Agreement (defined below), of at least $3 million (provided that as a result of the occurrence of various events of defaults as described below, BOA is not currently required to lend us any further amounts).

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

The Credit Agreement had a balance of $39,400,000 as of September 30, 2014.

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

The Amended BOA Credit Agreement contains customary representations, warranties, covenants and requirements for the Company to indemnify BOA and its affiliates. The Amended BOA Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, requiring that the Company comply with certain reporting requirements, provide notices of material corporate events and forecasts to BOA, and maintain certain financial ratios, relating to debt leverage, consolidated EBITDA, maximum debt exposure we can incur (provided that if we exceed such maximum debt exposure limit as set forth in the Amended BOA Credit Agreement, we are required to immediately repay any amount exceeding the limits set forth in the BOA Credit Agreement) and minimum liquidity, including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Amended BOA Credit Agreement) to certain fixed charges (cumulative for subsequent periods up to the first 12 months and thereafter on a 12 month basis), for each quarter beginning June 30, 2014, of not less than 1.25 to 1.00; maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Amended BOA Credit Agreement), for the prior 12 month period, for each quarter beginning June 30, 2014, of between 3.5 to 1 and 2 to 1 (depending on the applicable quarter); maintaining consolidated EBITDA (as calculated and adjusted in the Amended BOA Credit Agreement), for each fiscal quarter beginning June 30, 2014, and ending March 30, 2017, of between $4.25 million and $15.5 million (depending on the applicable quarter); and maintaining at all times (a) liquid cash on hand and (b) available drawdowns under the Amended BOA Credit Agreement, of at least $3 million. During the three month period ended September 30, 2014, an event of default occurred, but has not been triggered, and we are currently working with our lenders to develop new amendments or modifications to our current agreements that would facilitate a mutually beneficial resolution. The Agent and Lenders have also communicated their intent to carefully monitor the situation to determine additional remedies.

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

The Amended BOA Credit Agreement had a balance of $0 as of September 30, 2014.

Compliance with Covenants and Fulfillment of Conditions:

As of September 30,2014, the Company was not in compliance with certain covenants contained in its credit facilities, including the financial covenants noted below with Bank of America ("BOA") and Goldman Sachs Bank USA ("Goldman Sachs"):

•
The Company failed to make a prepayment of the term loan under the Goldman Sachs Credit Agreement in the amount of $6,299,567 which was done on August 31, 2014, which was required because the Company did not maintain a less than 4:1 Ratio of Consolidated Total Debt to Consolidated Pro Forma Adjusted EBITDA for the twelve month period ending on August 31, 2014 was 4.6 and

•
The Company failed to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 for the period ending September 30, 2014 (the actual fixed charge coverage ratio for the period ending September 30, 2014 was 1.00 to 1.00)    .

In connection with the defaults above (and additional defaults described below), in October and November 2014, the Company received notices of events of default from Bank of America and Goldman Sachs, respectively, describing the occurrence of the following events of default under the credit agreements in addition to the prior financial covenant defaults described above:

•	The Company entering into various letters of intent in violation of the permitted activities covenants of the Goldman Sachs Credit Agreement; and

•
The Company failing to timely comply with various post-closing obligations set forth in the credit agreements including, among others, to deliver certificates of title of Company vehicles to the lenders, assignments of rights under various agreements from the Company to Vertex Operating, confirmation of the closing or transfer of various Company bank accounts, various surveys of mortgaged properties, and delivering a collateral access agreement to BOA.

Additionally, as each credit facility contains cross-default provisions, the default under each lender credit agreement constitutes a default under the agreement with the other lender. As events of default have occurred under the BOA credit agreement, BOA is not required to lend us any further funds under such agreement.
Notwithstanding the above described events of default, both the BOA and Goldman Sachs notices of default stated that while the lenders (and where applicable, their agents) are entitled to exercise any and all default-related rights and remedies under the credit agreements (including declaring the outstanding principal and interest under such facilities immediately due and payable, exercising rights of set-off and demanding further collateral under such credit agreements), neither of the lenders (or where applicable their agents) are charging default interest on such credit agreements or exercising any rights or remedies in connection with such events of default at this time; notwithstanding that neither lender has agreed to forbear from taking any such action in the future and have further reserved all rights, powers, privileges and remedies under their respective credit agreements and can exercise such rights, powers, privileges and remedies at any time without further notice to us.

If we fail to enter into formal forbearance agreements, cure the defaults, negotiate a waiver of the defaults under the credit agreements, or to negotiate mutually agreed upon amendments to the credit agreements to bring the Company into compliance with such credit agreements, the lenders may exercise any and all rights and remedies available to them under their respective agreements, including demanding immediate repayment of all amounts then outstanding under such credit agreements or initiating foreclosure or insolvency proceedings against us. As of the date of this filing we are engaged in ongoing discussions with our lenders, and, in connection therewith, we have provided updated financial projections to our lenders; however, as of the date of this filing, we have been unable to cure the events of default which have occurred and no events of default have been waived by such lenders. In the event we are not able to come to an agreement with our current lenders to either waive the existing defaults and amend the credit agreements or to enter into forbearance agreements that are mutually agreed upon and the lenders elect to exercise certain of their rights and remedies under the credit agreements, including demanding repayment of all amounts owing thereunder, and if we are unable to then obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations. In addition, if we are unable to obtain waivers of the existing defaults or enter into forbearance agreements that are mutually agreed upon, it is probable that our independent registered public accounting firm will include an explanatory paragraph with respect to our ability to continue as a going concern in its report on our financial statements for the year ending December 31, 2014 which could trigger additional defaults under agreements to which we are party and may further negatively affect our ability to maintain a listing of our common stock on the NASDAQ Capital Market.
As the credit agreements are secured by substantially all of our assets, there is a risk that if the lenders were to request the immediate repayment of such credit facilities and we did not have, and could not timely raise, funds to repay such obligations, that the lenders (or where applicable, their agents) could foreclose on our assets which could cause us to significantly curtail or cease operations.
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

Need for additional funding

Our re-refining business will require significant capital to design and construct any new facilities other than the existing facility in Baytown, Texas.  We currently estimate that the cost to construct a new, fully functional full-scale commercial process at another location would be approximately $10 to $15 million, based on throughput capacity.  The facility infrastructure would be an additional capitalized expenditure to these proposed process costs and would depend on the location and site specifics of the facility.

Management believes that our Credit Agreements, in addition to projected earnings, will provide sufficient liquidity to fund our operations for the foreseeable future, although, notwithstanding the above described events of default, both the BOA and Goldman

Sachs notices of default stated that while the lenders (and where applicable, their agents) are entitled to exercise any and all default-related rights and remedies under the credit agreements (including declaring the outstanding principal and interest under such facilities immediately due and payable, exercising rights of set-off and demanding further collateral under such credit agreements), neither of the lenders (or where applicable their agents) are charging default interest on such credit agreements or exercising any rights or remedies in connection with such events of default at this time; notwithstanding that neither lender has agreed to forbear from taking any such action in the future and have further reserved all rights, powers, privileges and remedies under their respective credit agreements and can exercise such rights, powers, privileges and remedies at any time without further notice to us.

If we fail to enter into formal forbearance agreements, cure the defaults, negotiate a waiver of the defaults under the credit agreements, or to negotiate mutually agreed upon amendments to the credit agreements to bring the Company into compliance with such credit agreements, the lenders may exercise any and all rights and remedies available to them under their respective agreements, including demanding immediate repayment of all amounts then outstanding under such credit agreements or initiating foreclosure or insolvency proceedings against us. As of the date of this filing we are engaged in ongoing discussions with our lenders, and, in connection therewith, we have provided updated financial projections to our lenders; however, as of the date of this filing, we have been unable to cure the events of default which have occurred and no events of default have been waived by such lenders. In the event we are not able to come to an agreement with our current lenders to either waive the existing defaults and amend the credit agreements or to enter into forbearance agreements that are mutually agreed upon and the lenders elect to exercise certain of their rights and remedies under the credit agreements, including demanding repayment of all amounts owing thereunder, and if we are unable to then obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations. In addition, if we are unable to obtain waivers of the existing defaults or enter into forbearance agreements that are mutually agreed upon, it is probable that our independent registered public accounting firm will include an explanatory paragraph with respect to our ability to continue as a going concern in its report on our financial statements for the year ending December 31, 2014 which could trigger additional defaults under agreements to which we are party and may further negatively affect our ability to maintain a listing of our common stock on the NASDAQ Capital Market.
As the credit agreements are secured by substantially all of our assets, there is a risk that if the lenders were to request the immediate repayment of such credit facilities and we did not have, and could not timely raise, funds to repay such obligations, that the lenders (or where applicable, their agents) could foreclose on our assets which could cause us to significantly curtail or cease operations.

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

Cash flows for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013
Beginning cash and cash equivalents	$2,678,628	$807,940
Net cash provided by (used in):
Operating activities	(11,534,246)	5,354,198
Investing activities	(34,391,520)	(1,063,709)
Financing activities	44,476,884	(4,567,203)
Net increase (decrease) in cash and cash equivalents	(1,448,882)	(276,714)
Ending cash and cash equivalents	$1,229,746	$531,226

Net cash used in operating activities was $11,534,246 for the nine months ended September 30, 2014 as compared to $5,354,198 of cash being provided during the corresponding period in 2013.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Credit Facilities, notes and lease line of credit with Bank of America, as described above.  The primary reasons for the decrease in cash provided by operating activities are related to net income of $5,608,478 (compared to $5,304,660 in the prior period), $2,981,393 of depreciation and amortization (compared to $1,615,657 in the prior period), and a $8,962,991 increase in accounts payable (compared to an increase of $3,516,056 in the prior period), offset by $6,573,686 of gain on the Omega acquisition.

Investing activities used cash of $34,391,520 for the nine months ended September 30, 2014 as compared to having used $1,063,709 of cash during the corresponding period in 2013.  Investing activities for the nine months ended September 30, 2014 are comprised of $4,227,056 invested in fixed assets, and $30,164,464 used for the Omega acquisition.

Financing activities provided cash of $44,476,884 for the nine months ended September 30, 2014 as compared to having used $4,567,203 of cash during the corresponding period in 2013.  Financing activities for the nine months ended September 30, 2014 are comprised of $41,372,315 of proceeds from notes payable of which $40,000,000 is related to the Omega acquisition, $15,803,000 of cash related to the primary stock offering undertaken by the Company in the second quarter of 2014, and $359,862 of cash provided during the nine months ended September 30, 2014 in connection with proceeds from the exercise of common stock warrants, offset by $10,469,474 in cash payments towards the repayment of the Term Note and Revolving Note and $2,452,157 of debt issue costs.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $42 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2013, the Company had utilized approximately $11.25 million of these NOLs leaving approximately $30.75 million of potential NOLs of which we expect to utilize approximately $2,600,000 for the nine months ended September 30, 2014.  The Company recorded a change in the valuation allowance as of September 30, 2014 for approximately $879,210

Critical Accounting Policies and Use of Estimates

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

Business Combinations

We accounted for the acquisition in accordance with FASB topic 805. THe acquisition was accounted for undert he purchase method of accounting. The transaction resulted in a bargain purchase and was recognized in the net income as an acquisition date gain.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 25, 2014 and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Commission on August 14, 2014, except as provided below and investors should review the risks provided below and in the Form 10-K and Form 10-Q, prior to making an investment in the Company.

We face risks associated with the integration of the businesses, assets and operations recently acquired from Vertex Holdings, L.P., E-Source Holdings, LLC and Omega and which we have agreed to acquire from Heartland.

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

Additionally, we previously acquired a 100% interest in E-Source, which provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.

In May 2014, we acquired certain assets and operations from Omega Holdings including Omega Refining (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chaise, Louisiana) and ownership of Golden State, a strategic blending and storage facility located in Bakersfield, California.

In October 2014, we agreed to acquire substantially all of the assets of Heartland Group Holdings, LLC.

The majority of these acquisitions represented and in connection with the Heartland acquisition, will represent, new business lines and operations for us and while our management has significant prior experience in connection with the operations and management of Holdings, it does not have any experience with or in connection with the operations of E-Source or those assets and operations acquired by Omega or Heartland and we may not be able to successfully integrate the acquisitions into our operations and such acquisitions may not positively affect our operations and cash flow. Acquisitions such as these involve numerous risks, including difficulties in the assimilation of the acquired businesses. The consolidation of our operations with the operations of the acquired companies, including the consolidation of systems, procedures, personnel and facilities and the achievement of anticipated cost savings, economies of scale and other business efficiencies presents significant challenges to our management. The acquisition of the acquired businesses and/or our failure to successfully integrate the acquired businesses could have an adverse effect on our liquidity, financial condition and results of operations.

We have substantial indebtedness which could adversely affect our financial flexibility and our competitive position.  Our failure to comply with financial covenants in our debt agreements could result in such debt agreements being declared in default.

We have a significant amount of outstanding indebtedness. As of September 30, 2014, we owed approximately $23 million in accounts payable. Additionally, effective May 2, 2014, we, as well as certain of our other direct and indirect subsidiaries (other than E-Source) as guarantors, entered into the Credit Agreement.  Pursuant to the Credit Agreement, the Lender loaned us $40 million, which was evidenced by a Term Loan Note, which has a balance of $39,400,000 as of September 30, 2014.  The amount owed under the Credit Agreement is due and payable on May 2, 2019, provided that we are currently in default under the Credit

Agreement and BOA can require us to repay the amount due under the Credit Agreement at any time without notice due to such event of default.  On May 2, 2014, we and Vertex Operating entered into the Amended BOA Credit Agreement with BOA.  The Amended BOA Credit Agreement amended and restated the prior credit agreement we entered into with BOA in August 2012.  Pursuant to the Amended BOA Credit Agreement, BOA agreed to loan us up to $20 million, subject to the terms of the Amended BOA Credit Agreement and certain lending ratios set forth therein provided that due to the occurrence of certain events of default, BOA is not currently required to loan us any additional funds.

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

We are currently in default under the terms of the Credit Agreement and Amended BOA Credit Agreement.

As of September 30,2014, the Company was not in compliance with certain covenants contained in its credit facilities, including the financial covenants noted below with Bank of America ("BOA") and Goldman Sachs Bank USA ("Goldman Sachs"):

•
The Company failed to make a prepayment of the term loan under the Goldman Sachs Credit Agreement in the amount of $6,299,567 which was done on August 31, 2014, which was required because the Company did not maintain a less than 4:1 Ratio of Consolidated Total Debt to Consolidated Pro Forma Adjusted EBITDA for the twelve month period ending on August 31, 2014 was 1:4.6 and

•
The Company failed to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 for the period ending September 30, 2014 (the actual fixed charge coverage ratio for the period ending September 30, 2014 was 1.00 to 1.00)    .

In connection with the defaults above (and additional defaults described below), in October and November 2014, the Company received notices of events of default from Bank of America and Goldman Sachs, respectively, describing the occurrence of the following events of default under the credit agreements in addition to the prior financial covenant defaults described above:

•	The Company entering into various letters of intent in violation of the permitted activities covenants of the Goldman Sachs Credit Agreement; and

•
The Company failing to timely comply with various post-closing obligations set forth in the credit agreements including, among others, to deliver certificates of title of Company vehicles to the lenders, assignments of rights under various agreements from the Company to Vertex Operating, confirmation of the closing or transfer of various Company bank accounts, various surveys of mortgaged properties, and delivering a collateral access agreement to BOA.

Additionally, as each credit facility contains cross-default provisions, the default under each lender credit agreement constitutes a default under the agreement with the other lender. As events of default have occurred under the BOA credit agreement, BOA is not required to lend us any further funds under such agreement.
Notwithstanding the above described events of default, both the BOA and Goldman Sachs notices of default stated that while the lenders (and where applicable, their agents) are entitled to exercise any and all default-related rights and remedies under the credit agreements (including declaring the outstanding principal and interest under such facilities immediately due and payable, exercising rights of set-off and demanding further collateral under such credit agreements), neither of the lenders (or where applicable their agents) are charging default interest on such credit agreements or exercising any rights or remedies in connection with such events of default at this time; notwithstanding that neither lender has agreed to forbear from taking any such action in the future and have further reserved all rights, powers, privileges and remedies under their respective credit agreements and can exercise such rights, powers, privileges and remedies at any time without further notice to us.
If we fail to enter into formal forbearance agreements, cure the defaults, negotiate a waiver of the defaults under the credit agreements, or to negotiate mutually agreed upon amendments to the credit agreements to bring the Company into compliance with such credit agreements, the lenders may exercise any and all rights and remedies available to them under their respective agreements, including demanding immediate repayment of all amounts then outstanding under such credit agreements or initiating foreclosure or insolvency proceedings against us. As of the date of this filing we are engaged in ongoing discussions with our lenders, and, in connection therewith, we have provided updated financial projections to our lenders; however, as of the date of this filing, we have been unable to cure the events of default which have occurred and no events of default have been waived by such lenders. In the event we are not able to come to an agreement with our current lenders to either waive the existing defaults and amend the credit agreements or to enter into forbearance agreements that are mutually agreed upon and the lenders elect to exercise certain of their rights and remedies under the credit agreements, including demanding repayment of all amounts owing thereunder, and if we are unable to then obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations. In addition, if we are unable to obtain waivers of the existing defaults or enter into forbearance agreements that are mutually agreed upon, it is probable that our independent registered public accounting firm will include an explanatory paragraph with respect to our ability to continue as a going concern in its report on our financial statements for the year ending December 31, 2014 which could trigger additional defaults under agreements to which we are party and may further negatively affect our ability to maintain a listing of our common stock on the NASDAQ Capital Market.
As the credit agreements are secured by substantially all of our assets, there is a risk that if the lenders were to request the immediate repayment of such credit facilities and we did not have, and could not timely raise, funds to repay such obligations, that the lenders (or where applicable, their agents) could foreclose on our assets which could cause us to significantly curtail or cease operations.

Due to the above, the lenders could elect to declare all amounts outstanding under such credit agreements, including accrued interest or other obligations, to be immediately due and payable without notice. If amounts outstanding under such credit agreements were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness.

And we may not be able to raise funds from alternative sources to repay such obligations on favorable terms, on a timely basis or at all. Alternatively, such acceleration could require us to sell assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities. As such, the value of our securities may decline in value or become worthless in the event our creditors accelerate the repayment of our outstanding obligations under the credit agreements, which as described above, were in default as of the filing of this report. Additionally, such defaults may harm our credit rating and our ability to obtain additional financing on acceptable terms.

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

We entered into the Purchase Agreement pursuant to which we have agreed to purchase substantially all of the assets of Omega (as described in greater detail above). The acquisition is planned to close in two separate closings, the Initial Closing of which occurred on May 2, 2014 and the Final Closing which is planned to occur in or around November 2014 subject to certain closing conditions being met. Our obligation to consummate the Final Closing is subject to among other things, that the Bango, Nevada plant operated by Bango Refining be fully restored and operational, as well as the plant meeting certain used motor oil proceeding run rates and that there are no adverse claims or legal proceedings related to an accident that occurred at the Bango plant in December 2013. The amount due at the Final Closing, in consideration for the acquisition of Bango Refining, will be the assumption of certain loans made pursuant to a secured note provided to Omega, the issuance of 1,500,000 shares of our common stock (which shares we are not required to register with the Commission and do not currently anticipate registering with the Commission) of which 650,000 shares (with an agreed value of $3.2301 per share or approximately $2.1 million) will be held in escrow and used to satisfy indemnification claims and secure the repayment of the Omega secured note (the “Pledged Shares”), and which amount is subject to adjustment in the event minimum inventory levels are not delivered at the Final Closing, and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Bango Refining.  A portion of the Pledged Shares will be released from escrow, subject to outstanding claims, on September 15, 2015, and the remainder will be released on the 18 month anniversary of the Final Closing.  Subject to certain negotiated exceptions for excluded liabilities, taxes and other fundamental items, the sellers’ indemnification obligations are capped at $5 million.

Additionally, in October 2014, we entered into an Asset Purchase Agreement with Heartland to acquire substantially all of the assets of Heartland related to and used in the operating of the Heartland Business, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio, and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”) and to assume certain liabilities of Heartland associated with certain assumed and acquired agreements.  The main assets excluded from the purchased assets pursuant to the Purchase Agreement are Heartland’s cash and cash equivalents, receivables, certain prepaid expenses, refunds and related claims, rights to certain tax refunds, certain assets used in the operations of Heartland which are used more than incidentally by Heartland’s majority equity owner (Warren Distribution, Inc. (“Warren”)) in connection with the operation of its other businesses and certain real property assets

The completion of the Final Closing is subject to customary closing conditions and other requirements as summarized above which are required to be completed prior to the Final Closing. The completion of the acquisition with Heartland is subject to various closing conditions. Such conditions to closing may not be met. These acquisitions represent a significant business opportunity for us. If the acquisitions are completed, we could be forced to pay significant earn-out payments to the sellers if the required EBITDA targets are met which could decrease the amount of funds we have available for working capital. If we fail to complete the acquisitions or the acquisitions are not successful, our anticipated business and results of operations could be adversely affected.

 Our obligations under the Credit Agreement and Amended BOA Credit Agreement are secured by a first priority security interest in substantially all of our assets.

Our obligations under the Credit Agreement and Amended BOA Credit Agreement, which as described above, are currently in default, are secured by a first priority security interest in substantially all of our assets. Additionally, substantially all of our subsidiaries agreed to guarantee our obligations under the Credit Agreement and Amended BOA Credit Agreement. As such,our creditors may enforce their security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

If we are unable to maintain a credit facility, it could have an adverse effect on our business.

We have historically been able to maintain lines of credit and other credit facilities similar to the Credit Agreement and Amended BOA Credit Agreement. We rely heavily on the availability and utilization of these lines of credit and credit facilities for our operations and for the purchase of inventory. If we are unable to renew or replace our facility or are unable to borrow funds under such facility or any future facility-provided that our lenders are not required to provide any additional funding to us under such credit facilities due to the defaults described above), we may be forced to curtail or abandon our current and/or future planned business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014 a total of 688,583 shares of the Company's Series A Preferred Stock were converted into 688,583 shares of our common stock on a one-for-one basis.  Warrants to purchase 6,250 shares of common stock were exercised with $10,937 of exercise price paid in cash. Options to purchase 634,000 shares of common stock were exercised for a net of 605,972 shares of common stock (when adjusting for a cashless exercise of 212,500 of such options and the payment, in shares of common stock, of an aggregate exercise price of $205,125, along with an exercise price of $348,925 paid in cash in connections with such exercises) and 605,972 shares of common stock were issued to the option holders in connection with such exercises.

In August, 2014, the company granted one employee Incentive Stock Options to purchase an aggregate of 100,000 shares of the Company's common stock, which have a term of ten years, and exercise price of $8.44 per share and vest at the rate of 25,000 of such options on grant date and 18,750 on each of the first four anniversaries of the grant date.

Subsequent to September 30, 2014, an option holder exercised options to purchase 3,750 shares shares of the Company's common stock at an exercise price of $2.75 per share for $10,313 of cash and was issued 13,750 shares of our common stock.

In September 2014, 207,743 shares of the Company common stock, valued at $1,790,745, were issued by the Company as payment for the remaining 30% ownership in E-Source Holding, LLC.

Effective October 3, 2014, we entered into a consulting agreement with our director, Timothy C. Harvey, pursuant to which Mr. Harvey agreed to provide consulting services to us in connection with overseeing our trading and selling of finished products and assisting us with finding the best markets for products from our facilities for a term of one year (automatically renewable thereafter unless either party provides the other 30 days written notice of their intent not to renew), provided that we can terminate the agreement at any time with thirty days prior written notice.  In consideration for agreeing to provide services under the agreement, we agreed to pay Mr. Harvey $10,000 per month, and to grant him an option to purchase up to 75,000 shares of our common stock at an exercise price of $6.615 per share, the mean between the highest and lowest quoted selling prices of our common stock on October 2, 2014 (the day immediately preceding the approval by the Board of Directors of the agreement), which vest at the rate of 1/4th of such options per year, subject to Mr. Harvey’s continued consulting, employment or service as our director, which options were granted under the Company's 2013 Stock Incentive Plan.

All of the shares of common stock issuable upon conversion of the Series A Preferred Stock shares were exempt from registration pursuant to an exemption from registration afforded by Section 3(a)(9) and 3(a)(10) of the Securities Exchange Act of 1934, as amended. All of the option grants and all shares of common stock issuable upon exercise of options were registered on Form S-8 and therefore did not constitute restricted securities (except to the extent such securities were acquired by "affiliates" of the Company).

The issuance of restricted shares in connection with the exercise of the warrants and the E-Source acquisition, were exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended, since the issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were "accredited investors" and/or had information regarding the Company similar to what would be included in a Registration Statement under the Securities Act of 1933, as amended. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf.

Item 3.  Defaults Upon Senior Securities

As of September 30, 2014, the Company was not in compliance with certain covenants contained in its credit facilities, including the financial covenants noted below with Bank of America (“BOA”) and Goldman Sachs Bank USA (“Goldman Sachs”):

•
The Company failed to make a prepayment of the term loan under the Goldman Sachs Credit Agreement in the amount of $6,299,567 which was due on August 31, 2014, which was required because the Company did not maintain a less than 4:1 Ratio of Consolidated Total Debt to Consolidated Pro Forma Adjusted EBITDA for the twelve month period ending on August 31, 2014 (the actual Ratio of Consolidated Total Debt for the twelve month period ending on August 31, 2014 was 1:4.6); and

•
The Company failed to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 for the period ending September 30, 2014 (the actual fixed charge coverage ratio for the period ending September 30, 2014 was 1.00 to 1.00).

In connection with the defaults above (and additional defaults described below), in October and November 2014, the Company received notices of events of default from Bank of America and Goldman Sachs, respectively, describing the occurrence of the following events of default under the credit agreements in addition to the prior financial covenant defaults described above:

•	The Company entering into various letters of intent in violation of the permitted activities covenants of the Goldman Sachs Credit Agreement; and

•
The Company failing to timely comply with various post-closing obligations set forth in the credit agreements including, among others, to deliver certificates of title of Company vehicles to the lenders, assignments of rights under various agreements from the Company to Vertex Operating, confirmation of the closing or transfer of various Company bank accounts, various surveys of mortgaged properties, and delivering a collateral access agreement to BOA.

Additionally, as each credit facility contains cross-default provisions, the default under each lender credit agreement constitutes a default under the agreement with the other lender. As events of default have occurred under the BOA credit agreement, BOA is not required to lend us any further funds under such agreement.

Notwithstanding the above described events of default, both the BOA and Goldman Sachs notices of default stated that while the lenders (and where applicable, their agents) are entitled to exercise any and all default-related rights and remedies under the credit agreements (including declaring the outstanding principal and interest under such facilities immediately due and payable, exercising rights of set-off and demanding further collateral under such credit agreements), neither of the lenders (or where applicable their agents) are charging default interest on such credit agreements or exercising any rights or remedies in connection with such events of default at this time; notwithstanding that neither lender has agreed to forbear from taking any such action in the future and have further reserved all rights, powers, privileges and remedies under their respective credit agreements and can exercise such rights, powers, privileges and remedies at any time without further notice to us.
If we fail to enter into formal forbearance agreements, cure the defaults, negotiate a waiver of the defaults under the credit agreements, or to negotiate mutually agreed upon amendments to the credit agreements to bring the Company into compliance with such credit agreements, the lenders may exercise any and all rights and remedies available to them under their respective agreements, including demanding immediate repayment of all amounts then outstanding under such credit agreements or initiating foreclosure or insolvency proceedings against us. As of the date of this filing we are engaged in ongoing discussions with our lenders, and, in connection therewith, we have provided updated financial projections to our lenders; however, as of the date of this filing, we have been unable to cure the events of default which have occurred and no events of default have been waived by such lenders. In the event we are not able to come to an agreement with our current lenders to either waive the existing defaults and amend the credit agreements or to enter into forbearance agreements that are mutually agreed upon and the lenders elect to exercise certain of their rights and remedies under the credit agreements, including demanding repayment of all amounts owing thereunder, and if we are unable to then obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations. In addition, if we are unable to obtain waivers of the existing defaults or enter into forbearance agreements that are mutually agreed upon, it is probable that our independent registered public accounting firm will include an explanatory paragraph with respect to our ability to continue as a going concern in its report on our financial statements for the year ending December 31, 2014 which could trigger additional defaults under agreements to which we are party and may further negatively affect our ability to maintain a listing of our common stock on the NASDAQ Capital Market.

As the credit agreements are secured by substantially all of our assets, there is a risk that if the lenders were to request the immediate repayment of such credit facilities and we did not have, and could not timely raise, funds to repay such obligations, that the lenders (or where applicable, their agents) could foreclose on our assets which could cause us to significantly curtail or cease operations.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Effective July 24, 2014, the Board of Directors approved certain amendments to the Charter of the Compensation Committee of the Board of Directors to comply with applicable NASDAQ rules and requirements. A copy of the Charter of the Compensation Committee as amended is incorporated by reference herein as Exhibit 99.2.

Effective October 3, 2014, we entered into a consulting agreement with our director, Timothy C. Harvey, pursuant to which Mr. Harvey agreed to provide consulting services to us in connection with overseeing our trading and selling of finished products and assisting us with finding the best markets for products from our facilities for a term of one year (automatically renewable thereafter unless either party provides the other 30 days written notice of their intent not to renew), provided that we can terminate the agreement at any time with thirty days prior written notice.  In consideration for agreeing to provide services under the agreement, we agreed to pay Mr. Harvey $10,000 per month, and to grant him an option to purchase up to 75,000 shares of our common stock at an exercise price of $6.615 per share, the mean between the highest and lowest quoted selling prices of our common stock on October 2, 2014 (the day immediately preceding the approval by the Board of Directors of the agreement), which vest at the rate of 1/4th of such options per year, subject to Mr. Harvey’s continued consulting, employment or service as our director, which options were granted under Vertex’s 2013 Stock Incentive Plan.

The Company filed with the Securities and Exchange Commission (the “Commission”) a Definitive Proxy Statement on Schedule 14A on April 23, 2014 (the “Proxy Statement”), which included information incorporated by reference into Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on March 25, 2014.

The Summary Compensation Table that was included in the Proxy Statement did not include bonus compensation for the 2013 fiscal year for Benjamin P. Cowart, the Company’s Chairman, Chief Executive Officer and President, because the amount of such bonus was not determined and calculable at the time the Proxy Statement was filed.

On November 13, 2014, the Compensation Committee of the Board of Directors of the Company authorized and approved the payment of a cash bonus to Mr. Cowart for the 2013 fiscal year in the amount of $543,960. The table below reflects the amount of Mr. Cowart’s fiscal 2013 bonus, Mr. Cowart’s total fiscal 2013 compensation as reported in the Proxy Statement and the total recalculated compensation, including bonus payment approved for Mr. Cowart for fiscal year 2013.

Name and Principal Position	Fiscal 2013 Bonus	Total Fiscal 2013 Compensation as Reported in the Proxy Statement	Total Fiscal 2013 Compensation Including Fiscal 2013 Bonus

Benjamin P. Cowart Chairman, CEO and President	$543,960	$270,567	$814,527

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

VERTEX ENERGY, INC.

Date: November 14, 2014	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
1.1	Underwriting Agreement, dated November 20, 2013, by and among Vertex Energy, Inc. and Craig-Hallum Capital Group LLC		8-K	1.1	11/21/2013	001-11476
2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/2012	000-53619
2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/2012	000-53619
2.3	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC.,Vertex Refining NV., LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (March 17, 2014)		8-K	2.1	3/19/2014	001-11476
2.4	First Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 14, 2014)		8-K	2.2	4/15/2014	001-11476
2.5	Second Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 30, 2014)		8-K	2.3	5/6/2014	001-11476
2.6(#)	Third Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (May 2, 2014)		8-K	2.4	5/6/2014	001-11476
2.7	Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy Inc. and Heartland Group Holdings, LLC (October 21, 2014)		8-K	2.1	10/27/2014	001-11476
4.1	Vertex Energy, Inc. - 2013 Stock Incentive Plan		S-8	4.1	7/28/2014	333-197659
4.2	Vertex Energy, Inc. - Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement		S-8	4.3	7/28/2014	333-197659
10.1(+)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013		8-K	10.1	11/12/2013	001-11476

10.2	Credit Agreement between Vertex Energy Inc. and Bank of America, N.A. dated August 31, 2012	8-K	10.1	9/12/2012	000-53619
10.3	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.2	9/12/2012	000-53619
10.4	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.3	9/12/2012	000-53619
10.5	Security Agreement with Bank of America, N.A. dated August 31, 2012	8-K	10.40	9/12/2012	000-53619
10.6	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.5	9/12/2012	000-53619
10.7	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	10-Q	10.18	9/30/2012	000-53619
10.8(#)	Secured Promissory Note ($13,858,066.67)-May 2, 2014-Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender	8-K	10.1	5/6/2014	001-11476
10.9	Guaranty Agreement-Omega Holdings-May 2, 2014	8-K	10.2	5/6/2014	001-11476
10.10(#)	Credit and Guaranty Agreement dated as of May 2, 2014, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as Guarantors, and Goldman Sachs USA, as Lender and as Administrative Agent, Collateral Agent, and Lead Arranger	8-K	10.3	5/6/2014	001-11476
10.11	Term Loan Note ($40,000,000)-Credit and Guaranty Agreement dated as of May 2, 2014	8-K	10.4	5/6/2014	001-11476
10.12(#)	Pledge and Security Agreement-Credit and Guaranty Agreement dated as of May 2, 2014	8-K	10.5	5/6/2014	001-11476
10.13(#)	Amended and Restated Credit Agreement, among Vertex Energy, Inc., and Vertex Energy Operating, LLC, as Borrowers and Bank of America, N.A., as Lender as of May 2, 2014	8-K	10.6	5/6/2014	001-11476
10.14	Revolving Note ($20,000,000)-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.7	5/6/2014	001-11476
10.15(#)	Pledge and Security Agreement-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.8	5/6/2014	001-11476
10.16	Amended and Restated Guaranty-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.9	5/6/2014	001-11476
10.17	Intercreditor Agreement, May 2, 2014, by and among Bank of America, N.A. and Goldman Sachs Bank USA	8-K	10.10	5/6/2014	001-11476
10.18	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with David Peel (April 2014)***	8-K	10.1	6/24/14	001-11476
10.19	Retention and Noncompetition Agreement with David Peel (April 2014)***	8-K	10.2	6/24/14	001-11476

10.20	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***		8-K	10.1	07/29/2014	001-11476
10.21	Form of Common Stock Purchase Agreement dated June 5, 2014 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.1	6/6/2014	001-11476
10.22	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments		10-Q	10.22	6/30/14	001-11476
10.23	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments		10-Q	10.23	6/30/14	001-11476
10.24	Operation and Maintenance Agreement dated as of November 3, 2010, by and between Magellan Terminals Holdings, L.P. (f/k/a Marrero Terminal, LLC) and Omega Refining, LLC		10-Q	10.24	6/30/14	001-11476
10.25(##)	Terminaling Services Agreement between Marrero Terminal LLC (Owner) and Omega Refining, LLC (Customer) dated as of May 1, 2008		10-Q	10.25	6/30/14	001-11476
10.26(##)	Second Use Motor Oil Buy/Sell Contract dated August 1, 2012, by and between Thermo Fluids, Inc. and Omega Refining, LLC		10-Q	10.26	6/30/14	001-11476
10.27	Consulting Agreement, Timothy C. Harvey (October 3, 2014)***		8-K	10.1	10/9/14	001-11476
10.28	Consulting Agreement between Heartland Group Holdings, LLC and Vertex Energy Operating, LLC (July 28, 2014)		8-K	10.1	10/27/14	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
99.2	Amended Charter of the Compensation Committee effective July 24, 2014	X	8-K/A	99.1	07/18/2014

99.3	Audited Balance Sheets of Omega Refining, LLC as of December 31, 2013 and 2012, Audited Statements of Operations and Member’s Equity for the years ended December 31, 2013 and 2012, Audited Statements of Cash Flows for the years ended December 31, 2013 and 2012, and the notes thereto		8-K/A	99.2	07/18/2014	001-11476
99.4	Unaudited Balance Sheet of Omega Refining, LLC as of March 31, 2014, and the Unaudited Statements of Operations and Member’s Equity for the three months ended March 31, 2014 and 2013, and the notes thereto		8-K/A	99.2	07/18/2014	001-11476
99.5	Unaudited Pro Forma Combined Balance Sheet of Vertex Energy, Inc. as of March 31, 2014, Unaudited Pro Forma Combined Statement of Operations for the three months ended March 31, 2014, and Unaudited Pro Forma Combined Statement of Operations for the year ended December 31, 2013		8-K/A	99.3	07/18/2014	001-11476

101.INS++	XBRL Instance Document	X
101.SCH++	XBRL Taxonomy Extension Schema Document	X
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X

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