Form 10-K
period 2014-12-31
Vertex Energy Inc.
filed 2015-03-31
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐ No   ☒

The issuer's revenues for the most recent fiscal year ended December 31, 2014 were $258,904,867.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $152,252,285.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 28,125, 581 shares of common stock issued and outstanding as of March 30, 2015 which number does not include 56,180 shares of common stock which the Registrant has agreed to issue to Warren Ohio Holdings, Co., LLC. f/k/a Heartland Group Holdings, LLC, as described below under "Part II" - "ITEM 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" - "Recent Sales Of Unregistered Securities", which shares have not been issued to date, but which shares the Registrant plans to issue shortly after the filing of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	our ability to protect our intellectual property and not infringe on others’ intellectual property;

•	our ability to scale our business;

•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;

•	our ability to obtain and retain customers;

•	our ability to produce our products at competitive rates;

•	material weaknesses in our internal controls over financial reporting;

•	our ability to execute our business strategy in a very competitive environment;

•	trends in, and the market for, the price of oil and gas and alternative energy sources;

•	our ability to maintain our relationship with KMTEX, Ltd.;

•	the impact of competitive services and products;

•	our ability to integrate acquisitions;

•	our ability to complete acquisitions;

•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;

•	economic downturns both in the United States and globally;

•	risk of increased regulation of our operations and products;

•	negative publicity and public opposition to our operations;

•	disruptions in the infrastructure that we and our partners rely on;

•	an inability to identify attractive acquisition opportunities, successfully negotiate acquisition terms or effectively integrate acquired companies or businesses;

•	interruptions at our facilities;

•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;

•	our ability to effectively manage our growth;

•	prohibitions on borrowing and other covenants of our debt facilities;

•	the lack of capital available on acceptable terms to finance our continued growth; and

•	other risk factors included under “Risk Factors” in this Report.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the Internet at the SEC's website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the "Investor Relations," "SEC Filings" page of our website at www.vertexenergy.com. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. You may also read and copy any documents we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You can also obtain copies of the document upon the payment of a duplicating fee to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us. Our SEC filings are also available to the public from the SEC's website at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

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

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC") via EDGAR. Our SEC filings are available free of charge to the public at our website, www.vertexenergy.com, as soon as reasonably practicable after they have been filed with or furnished to the SEC. Our website includes information which we do not desire to incorporate by reference into this filing.

Material Acquisitions

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

•
Cedar Marine Terminals, L.P.  operates a 19-acre bulk liquid storage facility on the Houston Ship Channel. The terminal serves as a truck-in, barge-out facility and provides throughput terminal operations. Cedar Marine Terminals is also the site of our proprietary, patented, Thermal Chemical Extraction Process (“TCEP”) (described below).

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

We paid the following consideration for 100% of the equity interests in Acquisition Sub (i) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 million restricted shares of our common stock; and (ii) to B&S LP, $1.7 million cash consideration, representing the appraised value of certain real estate contributed by B&S LP to Acquisition Sub. Additionally, for each of the three one-year periods following September 11, 2012, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate, contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods. The first and second earn-out targets for the one year periods ending September 11, 2013 and 2014, respectively, were not met and as such no earn-out payments were paid for such periods. The Company has also determined that the 2015 target (year three) will also not be met. As such, no earn-out payments will be made pursuant to the terms of the Acquisition.

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

Effective October 1, 2013, Vertex acquired a 51% interest in E-Source Holdings, LLC (“E-Source”), a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. E-Source falls under our Recovery division, as described below.

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

Effective on March 14, 2014, we entered into an amendment to our acquisition agreement with the Earn-Out Seller, and mutually agreed that the lesser of (a) 20% and (b) $100,000, per calendar year of earn-out payments due the Earn-Out Seller, if any, will be payable in shares of our restricted common stock, based on the average of the five closing sales prices of the Company’s common stock on the first five trading days of each applicable calendar year (each a “Valuation”) for which the earn-out consideration relates, provided that the parties mutually agreed to use a valuation of $3.2922 per share (the “2014 Valuation Price”) for any earn-out payments relating to the 2014 calendar year and further agreed that in no event will any future calendar year Valuation be less than the 2014 Valuation Price. A total of $136,662 of earn-out payments was made to the E-Source Seller in 2014, however, no additional payments are due in connection with the Earn-Out as E-Source's management has subsequently resigned. The entire earn-out for 2014 was paid in cash and none of the earn-out payments paid to the E-Source Seller were paid in common stock.

Effective January 1, 2014, the Company purchased an additional 19% ownership interest in E-Source. In consideration for the additional interest, the Company paid $854,050 of which $200,000 was paid on April 11, 2014 and the remainder was paid monthly in $72,672 installments through December 31, 2014. The balance of $145,344 was paid on January 23, 2015.

On May 2, 2014, we completed the Initial Closing (defined below) contemplated under that certain Asset Purchase Agreement entered into on March 17, 2014, and amended by the First Amendment dated April 14, 2014, Second Amendment dated April 30, 2014, Third Amendment dated May 2, 2014, and Fourth Amendment dated January 19, 2015 (as amended to date, the “Omega Purchase Agreement”) by and among the Company, Vertex Refining LA, LLC and Vertex Refining NV, LLC (“Vertex Refining Nevada”), both wholly-owned subsidiaries of Vertex Energy Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”), Louisiana LV OR LLC f/k/a Omega Refining, LLC (“Omega Refining”), Bango Refining NV, LLC (“Bango Refining”) and Omega Holdings Company LLC (“Omega Holdings” and collectively with Omega Refining and Bango Refining, “Omega” or the “sellers”).

Pursuant to the Omega Purchase Agreement, we agreed to acquire certain of Omega’s assets related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services. Specifically, the assets included Omega’s Marrero, Louisiana and Bango, Nevada, re-refineries (which re-refine approximately 80 million gallons of used motor oil per year). Additionally, the Marrero, Louisiana plant produces vacuum gas oil (VGO) and the Bango, Nevada plant produces base lubricating oils. Omega also operated Golden State Lubricants Works, LLC (“Golden State”), a strategic blending and storage facility located in Bakersfield, California, which we acquired in the acquisition. In connection with the acquisition, we also acquired certain of Omega’s prepaid assets and inventory.

Pursuant to the Omega Purchase Agreement, we agreed to acquire certain of Omega’s assets related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services. Specifically, the assets included Omega’s Marrero, Louisiana and Bango, Nevada, re-refineries (which re-refine approximately 80 million gallons of used motor oil per year). Additionally, the Marrero, Louisiana plant produces vacuum gas oil (VGO) and the Bango, Nevada plant produces base lubricating oils. Omega also operated Golden State Lubricants Works, LLC (“Golden State”), a strategic blending and storage facility located in Bakersfield, California, which we acquired in the acquisition. In connection with the acquisition, we also acquired certain of Omega’s prepaid assets and inventory.

The acquisition was to close in two separate closings, the first of which relating to the acquisition of Omega Refining (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chaise, Louisiana) and ownership of Golden State, as described above (the “Acquired Business”), closed on May 2, 2014 (the “Initial Closing”), and the second of which relating to the acquisition of Bango Refining and the Bango, Nevada plant, was planned to close thereafter, subject to certain closing conditions being met prior to closing (the “Final Closing”).

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

The amount due at the Final Closing, in consideration for the acquisition of Bango Refining, was agreed to be the assumption of certain loans made pursuant to the Omega Secured Note (described below), the issuance of 1,500,000 shares of our common stock of which 650,000 shares (with an agreed value of $3.2301 per share or approximately $2.1 million) were to be held in escrow (the “Pledged Shares”) and used to satisfy indemnification claims and secure the repayment of the Omega Secured Note (defined below), and which amount was subject to adjustment in the event minimum inventory levels were not delivered at the Final Closing, and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Bango Refining. A portion of the Pledged Shares were to be released from escrow, subject to outstanding claims, on September 15, 2015, and the remainder were to be released on the 18 month anniversary of the Final Closing. Subject to certain negotiated exceptions for excluded liabilities, taxes and other fundamental items, the sellers’ indemnification obligations are capped at $5 million. Vertex's obligation to consummate the Final Closing was subject to among other things, compliance with certain provisions of the credit agreements described herein and that the Bango plant operated by Bango Refining be fully restored and operational, as well as the plant meeting certain used motor oil processing run rates and that there are no adverse claims or legal proceedings related to an accident that occurred at the Bango plant in December 2013.

The required closing date of the Final Closing was extended by the parties until January 31, 2015, provided that such Final Closing failed to occur by such date, and on February 25, 2015, we provided Omega Refining, Bango Refining, and Omega Holdings, formal notice of the termination of the Company's rights to complete the Final Closing. Notwithstanding the above, neither party is relieved of any of their obligations under the Omega Purchase Agreement in connection with the Initial Closing nor the transactions contemplated thereby, including the Company's obligation to make contingent payments and their respective indemnification obligations. Furthermore, although our right to consummate the Final Closing under the Omega Purchase Agreement has been terminated, we are still in discussions with Omega Holdings regarding the potential closing of the transaction contemplated by the Final Closing, which if consummated, may be on substantially different terms as originally contemplated in the Omega Purchase Agreement.

In connection with the Initial Closing, Omega Refining and Bango Refining provided Vertex Refining Nevada a Secured Promissory Note (the “Omega Secured Note”) in the aggregate amount of $13,858,067, representing (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the Initial Closing (which included consideration relating to the assets acquired at the Initial Closing and which were planned to be acquired at the Final Closing) exceeded the value of assets acquired at the Initial Closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the Initial Closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory planned to be delivered at the Final Closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) a loan in a single advance of $3.15 million to satisfy accounts payable and other working capital related obligations of Omega after the Initial Closing, provided an additional $1 million in loans were made in fiscal 2015, raising the amount of such working capital advances to $4.15 million (the “Draw Down Loan”) and (e) an additional loan of up to $1 million for capital expenditures, if mutually approved by us and Omega (the “Capital Expenditure Loan”). The Purchase Price Loan and the Draw Down Loan bear interest at the short-term federal rate as published by the Internal Revenue Service from time to time (currently 0.33% per annum) prior to October 30, 2014, and thereafter at 9.5% per annum, payable monthly in arrears and have a maturity date of March 31, 2015. The First Inventory Loan and the Draw Down Loan accrue interest at the rate of 9.5% per annum beginning on May 31, 2014, and are due and payable on March 31, 2015. Upon an event of default under any of the loans, the loans accrue interest at 18% per annum until paid in full. The Purchase Price Loan and the Draw Down Loan are due and payable in full on the earlier of March 31, 2015 and the date of the Final Closing, provided that both the Purchase Price Loan and Draw Down Loan (including accrued and unpaid interest thereon) will be deemed paid in full upon the Final Closing. The Omega Secured Note may be prepaid in whole or part from time to time without penalty.

The repayment of the Omega Secured Note is guaranteed by Omega Holdings pursuant to a Guaranty Agreement and secured by a security interest granted pursuant to the terms of the Omega Secured Note and a Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing. Additionally, we have the right to set-off any amount due upon an event of default against certain of the Pledged Shares (if any) and the earn-out consideration described below (provided that we have determined that no earn-out payments will be due), subject to the terms of a Pledge Agreement and the Omega Purchase Agreement.

The assets and operations acquired from Omega fall under our Black Oil division, as described below.

On September 4, 2014, the Company acquired the remaining 30% interest in E-Source, of which it had previously acquired 70%. In consideration for the 30% interest, the Company issued 207,743 shares of common stock, valued at approximately $1,790,745. The assets and operations of E-Source fall under our Recovery division.

On December 5, 2014 (the “Closing”), we closed the transactions contemplated by the October 21, 2014 Asset Purchase Agreement by and among the Company; Vertex Refining OH, LLC (“Vertex OH”), a wholly-owned subsidiary of Vertex Operating; Vertex Operating and Warren Ohio Holdings Co., LLC. f/k/a Heartland Group Holdings, LLC (“Heartland”), as amended by the First Amendment to Purchase Agreement dated November 26, 2014 the Second Amendment to Purchase Agreement dated December 5, 2014 and the Third Amendment to Purchase Agreement dated March 4, 2015 (the Asset Purchase Agreement as amended by the First Amendment, Second Amendment, and Third Amendment, the “Heartland Purchase Agreement”).

In connection with the Closing, we acquired substantially all of the assets of Heartland related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products for the distribution, supply and sale to end-customers, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio (provided that the acquisition of the Norwalk, Ohio location is subject to the terms and conditions of the Second Amendment), and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”) and assumed certain liabilities of Heartland associated with certain assumed and acquired agreements (collectively, the “Acquired Business”). The main assets excluded from the purchased assets pursuant to the Heartland Purchase Agreement were Heartland’s cash and cash equivalents, receivables, certain prepaid expenses, refunds and related claims, rights to certain tax refunds, certain assets used in the operations of Heartland which are used more than incidentally by Heartland’s majority equity owner (Warren Distribution, Inc. (“Warren”)) in connection with the operation of its other businesses and certain real property.

The purchase price paid in consideration for the Heartland Assets was the assumption of the assumed liabilities and an aggregate of 2,257,467 shares of restricted common stock (the “Heartland Shares”), representing a total of 1,189,637 shares valued at $8,276,792, as agreed pursuant to the terms of the original Heartland Purchase Agreement, 303,957 shares which were due in consideration for the purchase of various inventory of Heartland acquired by the Company at the closing in connection with the Inventory Purchase (described below), valued at $882,285, and a total of 763,873 shares due in consideration for the Reimbursement of Operating Losses (described below). A total of 150,000 shares of restricted common stock issued at Closing are being held in escrow and will be used to satisfy indemnification claims (the “Escrow Shares”).  Pursuant to the Heartland Purchase Agreement, the parties agreed to a true up of the inventory of the Acquired Business sixty days after the Closing (February 3, 2015).  Pursuant to the true up, any additional amount owed by the Company to Heartland for inventory at Closing (less amounts already paid for at Closing) was to be paid in shares of the Company’s restricted common stock, based on the volume weighted average prices of the Company’s common stock on the NASDAQ Capital Market on the ten (10) trading days immediately prior to Closing, which totaled $3.56.  An aggregate of an additional $200,000 was owed to Heartland in connection with the inventory true-up and as such, we are required to issue Heartland an additional 56,180 shares of restricted common stock ($200,000 divided by $3.56), which shares we anticipate issuing shortly after the date of this filing.

Pursuant to a Consulting Agreement previously entered into with Heartland in July 2014, Vertex Operating agreed to provide consulting services to Heartland while the parties negotiated the definitive terms of the Heartland Purchase Agreement (the “Consulting Agreement”), and to reimburse Heartland for its operating losses (on a cash basis net of interest, depreciation, corporate overhead expenses and insurance proceeds received), which totaled $2,716,561 as of closing (the “Reimbursement for Operating Losses”).

     Heartland also has the right pursuant to the terms of the Heartland Purchase Agreement to earn additional earn-out consideration of up to a maximum of $8,276,792, based on total EBITDA related to the Heartland Business during the twelve month period beginning on January 1, 2016 (the “Earnout Period”), as follows (as applicable, the “Contingent Payment”):

EBITDA generated during Earnout Period	Contingent Payment Due
Less than $1,650,000	$0
At least $1,650,000	$4,138,936
More than $1,650,000 and less than $3,300,000	Pro-rated between $4,138,396 and $8,276,792
$3,300,000	$8,276,792

Any Contingent Payment due is payable 50% in cash and 50% in shares of the Company’s common stock based on VWAP commencing on the trading day immediately following the last day of the Earnout Period and ending on such tenth trading day thereafter.  Additionally, the amount of any Contingent Payment is reduced by two-thirds of the cumulative total of required capital expenditures incurred at Heartland’s refining facility in Columbus, Ohio, which are paid or funded by Vertex OH after the closing, not to exceed $866,667, which capital expenditures are estimated to total $1.3 million in aggregate.

Notwithstanding the above, the maximum number of shares of common stock to be issued pursuant to the Heartland Purchase Agreement (including shares sold in connection with certain Subscription Agreements entered into with trusts beneficially owned by our Chief Executive Officer on or around the same date) cannot (i) exceed 19.9% of the outstanding shares of common stock outstanding on October 21, 2014, (ii) exceed 19.9% of the combined voting power of the Company on October 21, 2014, or (iii) otherwise exceed such number of shares of common stock that would violate applicable listing rules of the NASDAQ Stock Market in the event the Company’s stockholders do not approve the issuance of such shares (the “Share Cap”).  In the event the number of shares to be issued exceeds the Share Cap, then Vertex OH is required to instead pay any such additional consideration in cash or obtain the approval of the Company’s stockholders under applicable rules and requirements of the NASDAQ Capital Market for the additional issuance of shares.

Additionally, we are required to file a registration statement within 135 days of the closing registering all of the shares of the Company's common stock issued to Heartland as of such filing date and use commercially reasonable efforts to obtain effectiveness of the registration statement within 30 days of the filing date if the SEC does not review the registration statement or within 105 days of the filing date if the SEC does review the registration statement filing. Pursuant to the Purchase Agreement, Heartland agreed to not sell more than 50,000 shares of the Company's common stock issued to it each week, if otherwise permitted pursuant to applicable law and regulation.

The assets and operations acquired from Heartland fall under our Black Oil division as described below.

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

Black Oil Division

Our Black Oil division is engaged in operations across the entire used motor oil recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users.  We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations.  We own a fleet of 18 collection vehicles, which routinely visit generators to collect and purchase used motor oil.   We also aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.

We manage the logistics of transport, storage and delivery of used oil to our customers.   We own a fleet of 15 transportation trucks and more than 95 aboveground storage tanks with over 5.5 million gallons of storage capacity.  These assets are used by both the Black Oil division and the Refining and Marketing division.  In addition, we also utilize third parties for the transportation and storage of used oil feedstocks.  Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge.  In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil.  We also use our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing. In addition, at our Marrero facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.

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

We currently provide our services in 15 states, primarily in the Gulf Coast and Central Midwest regions of the United States.  For the rolling twelve month period ending December 31, 2014, we aggregated approximately 120 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 60 million gallons of used motor oil with our proprietary TCEP process and VGO process.

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

Our Industry

The used oil recycling industry is comprised of multiple participants including generators, collectors, aggregators, processors, and end users.  Generators are entities that generate used oil through their daily operations such as automotive businesses conducting oil changes on consumer and commercial vehicles and industrial users changing lubricants on machinery and heavy equipment. Collectors are typically local businesses that purchase used oil from generators and provide on-site collection services. The collection market is highly fragmented and we believe there are more than 400 used oil collectors in the United States.  Aggregators are specialized businesses that purchase used oil and petroleum by-products from multiple collectors and sell and deliver it as feedstock to processors.  Processors, or re-refineries, utilize a processing technology to convert the used oil or petroleum by-product into a higher-value feedstock or end-product. Used oil is any oil that has been refined from crude oil or any synthetic oil that has been used and, as a result of such use, is contaminated by physical or chemical impurities. Physical impurities could include contamination by metal shavings, sawdust, or dirt. Chemical impurities could include contamination by water or benzene, or degradation of lubricating additives.

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

In the U.S., we believe that of the approximately 1.3 billion gallons of used oil generated annually approximately 200 million gallons are improperly disposed, 200 – 250 million gallons are re-refined into lubricating base oils, 150 - 200 million gallons are re-refined into intermediate products with grades slightly lower than base oil, and 650 – 750 million gallons are burned as an industrial fuel source.  We believe that the amount of used oil being re-refined into base oils and intermediate products in the U.S. will stay basically unchanged in 2015 as no additional re-refining capacity is scheduled to come on-line..  As of the date of this Report, the approximate market price for used oil at the generator level is approximately $0.05 per gallon, the approximate market price of intermediate re-refined products ranges from $1.20 to $1.40 per gallon,  and the approximate price for lubricating base oil ranges from $1.85 to $2.05 per gallon, representing a U.S. market size of  approximately $1.0 - $1.5 billion for recycled oil.

As with the financial benefits of recycling used oil, the environmental benefits are also driven by its end use. Environmental regulations prohibit the disposal of used oil in sewers or landfills because used motor oil is insoluble and contains heavy metals and other contaminants that make it detrimental to the environment if improperly disposed; one gallon of used oil can contaminate up to 1 million gallons of fresh drinking water.  Additionally, according to the Environmental Protection Agency, it takes 42 gallons of crude oil, but only 1 gallon of used oil, to produce 2.5 quarts of new, high-quality lubricating oil.  Compared to burning used oil as an industrial fuel, re-refined oil significantly reduces the amount of toxic heavy metals and greenhouse gases and other pollutants introduced into the environment.  In addition, the use of re-refined motor oil conserves petroleum that would have otherwise been refined into virgin base stock oil.

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

Used motor oil is burned by various users such as asphalt companies, paper mills and industrial facilities as an alternative to their base fuels, to offset operational costs.  Therefore, the commercial price of used oil is typically slightly less than the base fuels for the burners.  Similarly, re-refined oil is used as a substitute for various virgin petroleum-based products with pricing driven by the market price of crude oil.  Since there is not an active marketplace for used and re-refined oil prices, we use the prices of natural gas and crude as benchmarks in our industry.  Typically, the spread between crude and natural gas prices is an accurate proxy for the potential incremental value of re-refining used oil.

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

Products and Services

We generate substantially all of our revenue from the sale of five product categories.  All of these products are commodities that are subject to various degrees of product quality and performance specifications.

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

Base Oil

An oil to which other oils or substances are added to produce a lubricant. Typically the main substance in lubricants, base oils are refined from crude oil.

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

In our capacity as a broker of used oil, we work with approximately 50 suppliers that collect used oil from businesses such as those mentioned above.  We are party to four feedstock purchase agreements with separate third parties, pursuant to which such third parties have agreed to supply us with feedstock.  These agreements provide for us to purchase a range of volumes from the seller in the normal course of business up to approximately 1.5 million gallons per month.  These agreements generally operate on a twelve month basis, and certain agreements provide for a month-to-month extension after the termination date.  The purchase price per gallon for each agreement is based on a discount to the market price of certain average weekly oil prices listed on the “Platts Oilgram Price Report.”  These feedstock purchase agreements represented approximately 30% of the 80.5 million gallons of feedstock we aggregated during the twelve month period ending December 31, 2014.

Customers

The Black Oil division sells used oil, VGO, base oil and other petroleum feedstocks to numerous customers in the Gulf Coast and Midwest regions of the United States.  The primary customers of its products are packagers, distributers, blenders and industrial burners, as described above as well as re-refiners of the feedstock.  The Black Oil division is party to various feedstock sale agreements whereby we sell used oil feedstock to third parties. The agreements provide for us to sell certain minimum gallons of used oil feedstock per month at a price per barrel equal to our direct costs, plus certain commissions, based on the quality and quantity of the used oil we supply.

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

KMTEX Tolling Agreement

On or around April 17, 2013, and effective June 1, 2012, we entered into a new Tolling Agreement with KMTEX, Ltd. (“KMTEX” and the “Tolling Agreement”).  The Company was previously party to a tolling agreement with KMTEX which expired pursuant to its terms on June 30, 2010, provided that the parties had continued to operate under the terms of the expired agreement until their entry into the April 2013 Tolling Agreement.

Pursuant to the Tolling Agreement, KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX, into more valuable feedstocks, including pygas, gasoline blend stock and MDO/cutter stock. The Tolling Agreement had an expiration date of June 30, 2014 (the “Initial Term”), provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the Initial Term (or any Extension Term, defined below), the agreement automatically renews for a successive one (1) year period (an "Extension Term"), and as no party provided the other notice of non-renewal, the agreement automatically renewed for an additional one (1) year from June 30, 2014 to June 30, 2015. The Tolling Agreement can be automatically extended for up to five (5) more Extension Terms.  However, either party can terminate the Tolling Agreement at any time with ninety (90) days prior written notice for any reason and with thirty (30) days written notice upon the occurrence of certain material termination events as described in greater detail in the agreement. In connection with and pursuant to the Tolling Agreement, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees.  Each year of the agreement, beginning on the 12 month anniversary of the effective date, the parties agreed to review and increase the fees provided for in the agreement in accordance with among other things, various consumer price index benchmarks, as mutually agreed.

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

Competition

The industrial waste and brokerage of petroleum products industries are highly competitive. There are numerous small to mid-size firms that are engaged in the collection, transportation, treatment and brokerage of virgin and used petroleum products. Competitors include, but are not limited to: Safety-Kleen, Inc., Rio Energy, Inc. Nuverra Environmental Services, Inc., (formerly, Heckmann Corporation), Heritage-Crystal Clean, Inc., and FCC Environmental (formerly Siemens Hydrocarbon Recovery Services). Thermo Fluids Inc., and Flex Oil Service, LLC. These competitors actively seek to purchase feedstock from local, regional and industrial collectors, refineries, pipelines and other sources. Competition for these feedstocks may result in increasing prices to obtain used motor oil and transmix feedstocks critical to the success of our business. In order to remain competitive, we must control costs and maintain strong relationships with our feedstock suppliers. Our network of generators and collectors minimizes our reliance on any single supplier. A portion of the sales of the collected and aggregated used motor oil product are based on supply contracts (as described above) which include a range of prices which change based on feedstock quality specifications and volumes. This pricing structure helps to insulate us from inventory risk by ensuring a spread between costs to acquire used motor oil feedstock and the revenues received for delivery of the feedstock. We believe that price and service are the main competitive factors in the used motor oil collection industry. We believe that our ability to accept and transport large volumes of oil year round gives us an advantage over many of our competitors. In addition, we believe that our storage capacity and ability to process the streams of products we receive as well as our ability to transport the end product by barge, rail and truck provide further advantages over many of our competitors.

Employees

We and our wholly and majority owned subsidiaries have 225 full-time employees.  We believe that our relations with our employees are good.

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

Inflation and Commodity Price Risk

To date, our business has not been significantly affected by inflation. We purchase petroleum and petroleum by-products for consolidation and delivery, as well as for our own refining operations. By virtue of constant changes in the market value of petroleum products, we are exposed to fluctuations in both revenues and expenses. We do not currently engage in an active hedging program, as the inventory/finished product turnover occurs within approximately four to six weeks, thereby limiting the timeline of potential exposure. The purchase of our used motor oil feedstock tends to track with natural gas pricing due to the market’s typical practice of substituting used motor oil for natural gas as a fuel source for various industrial processes. On the other hand, the prices of the products that may in the future be generated through the re-refining processes that we hope to develop are expected to track with market pricing for marine diesel and vacuum-gas oil. The recent drop in oil prices has decreased the spread between the price of used motor oil, feedstock and re-refining end-products.

Recent Events

Termination of Rights Under Omega Purchase Agreement to Complete Final Closing

On February 25, 2015, we provided Omega Refining, Bango Refining, and Omega Holdings, formal notice of the termination of the Company's rights to complete the Final Closing. Notwithstanding the above, neither party is relieved of any of their obligations under the Omega Purchase Agreement in connection with the Initial Closing nor the transactions contemplated thereby, including the Company's obligation to make contingent payments and their respective indemnification obligations. Furthermore, although our right to consummate the Final Closing under the Omega Purchase Agreement has been terminated, we are still in discussions with Omega Holdings regarding the potential closing of the transaction contemplated by the Final Closing, which if consummated, may be on substantially different terms as originally contemplated in the Omega Purchase Agreement.

Second Amendment to Credit and Guaranty Agreement

On March 26, 2015, and substantially all of our other subsidiaries (other than E-Source), Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender (“Agent”), entered into a Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”). The Second Amendment amended that certain Credit and Guaranty Agreement entered into between the parties dated as of May 2, 2014 and amended by the First Amendment to Credit and Guaranty Agreement entered into on December 5, 2014 (the “First Amendment” and the Credit and Guaranty Agreement as amended and modified by the First Amendment and Second Amendment, the “Credit Agreement”). The Credit Agreement and the First Amendment are described in greater detail in the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on May 6, 2014 and December 9, 2014, respectively.

As previously reported by the Company, various events of default had occurred and were continuing under the Credit Agreement and the parties entered into the Second Amendment to, among other things, provide for the waiver of the prior defaults and to restructure certain covenants and other financial requirements of the Credit Agreement and to allow for our entry into the MidCap Loan Agreement (defined and described below).

The amendments to the Credit Agreement effected by the Second Amendment include, but are not limited to:

•
Effecting various amendments to the Credit Agreement to substitute the name of MidCap Business Credit, LLC and the MidCap Loan Agreement (as described below) in place of Bank of America, NA (“BOA”), and the Company’s prior Credit Agreement with BOA.

•	Increasing the interest rate of certain outstanding loans made under the terms of the Credit Agreement by up to 2% per annum, based on the leverage ratio of debt to consolidated EBITDA of the Company.

•	Changing the calculation dates for certain fixed charge ratios required to be calculated pursuant to the terms of the Credit Agreement.

•	Changing how certain debt leverage ratios are calculated under the terms of the Credit Agreement.

•
Increasing the additional default interest payable upon the occurrence of an event of default under the Credit Agreement to 4% per annum (compared to 2% per annum for all other defaults) above the then applicable interest rate in the event we fail to make the Required Prepayment (as defined below).

•
Providing that no quarterly amortization payments would be due under the terms of the Credit Agreement for the quarters ended March 31, 2015 and June 30, 2015 (previously amortization payments of $800,000 per quarter were due for both such quarters).

•	Providing that we are not required to meet certain debt and leverage covenants for certain periods of fiscal 2015.

•
Requiring that we raise at least $9.1 million by June 30, 2015 through the sale of equity, and that we are required to pay such funds directly to the Lender as a mandatory pre-payment of the amounts outstanding under the Credit Agreement (the “Required Prepayment”).

•
Changing certain of the required prepayment terms of the Credit Agreement, which require us to prepay the amounts owed under the Credit Agreement in an amount equal to 100% of the extent total consolidated debt exceeds (x) total consolidated EBITDA (as calculated pursuant to the agreement) multiplied by (y) the maximum debt leverage ratios described in the Credit Agreement, provided that no prepayments in connection with such requirements are required to be made through December 31, 2015.

•
Reducing the amount of allowable additional borrowings we can make under other debt agreements and facilities to $7 million in aggregate (including not more than $6 million under the MidCap Loan Agreement through December 31, 2015).

•	Changing certain fixed charge, leverage ratios and consolidated EBITDA calculations, definitions, and requirements relating to covenants under the Credit Agreement.

•
Changing the required amount of cash on hand and available borrowings under the MidCap Loan Agreement. We are required to have at least (a) $750,000 after the date of the Second Amendment and prior to June 30, 2015, (b) $1.5 million at any time after June 30, 2015 and prior to December 31, 2015, (c) $2 million at any time after December 31, 2015 and prior to June 30, 2016, (d) $2.5 million at any time after June 30, 2016 and prior to December 31, 2016, and (e) $3 million at any time after December 31, 2016.

The Lender also waived all of the prior defaults which the Lender had provided the Company notice of previously (which were all of the known defaults that existed at the time of the parties’ entry into the Second Amendment) and the Company and its subsidiaries provided a release in favor of the Lender and its representatives and assigns. We also agreed to continue to pay the Agent a fee of $50,000 per year as an administration fee; and pay the Agent certain prepayment fees in the event we prepay amounts outstanding under the Credit Agreement prior to March 26, 2018, provided no prepayment fee is due in connection with the Required Payment or certain other mandatory prepayments required under the terms of the Credit Agreement, subject to certain exceptions.

As additional consideration for the Lender agreeing to the terms of the Second Amendment, we granted Goldman, Sachs & Co., an affiliate of the Lender (such initial holder and its assigns, if any, the “Holder”) a warrant to purchase 1,766,874 shares of our common stock which was evidenced by a Common Stock Purchase Warrant (the “Lender Warrant”). The Lender Warrant expires on March 26, 2022 and has an exercise price equal to the lower of (x) $3.395828553 per share; and (y) the lowest price per share at which we issue any common stock (or sets an exercise price for the purchase of common stock) between the date of our entry into the Lender Warrant and June 30, 2015. The Lender Warrant can be exercised by the Holder at any time after September 1, 2015, including pursuant to a cashless exercise. The Lender Warrant contains standard adjustment provisions in the event of stock splits, combinations, rights offerings, combinations and similar transactions. We are required to provide the Holder notice of certain corporate actions pursuant to the terms of the Lender Warrant. In the event that, prior to June 30, 2015, we prepay the amount owed under the Credit Agreement in an amount greater than $9.1 million (i.e., in an amount greater than the Required Payment) then the number of shares of common stock issuable upon exercise of the Lender Warrant is reduced by the pro rata amount by which the amount prepaid exceeds $9.1 million and is less than $15.1 million; provided that if, prior to June 30, 2015, we prepay at least $6 million in addition to the Required Payment (i.e., we prepay at least $15.1 million of the amount owed under the Credit Agreement by June 30, 2015) the Lender Warrant automatically terminates and the Holder has no rights under such Lender Warrant. The Lender Warrant includes piggy-back registration rights (subject to certain exceptions) beginning after September 1, 2015. Additionally, beginning September 1, 2015, the Holder (subject to the terms of the Lender Warrant) can demand that we register the shares of common stock issuable upon exercise of the Lender Warrant in the event the Holder is unable to rely on Rule 144 of the Securities Act of 1933, as amended, for the sale of the shares of common stock underlying the Lender Warrant, which demand rights require that we file and obtain effectiveness of the applicable registration statement within 90 days after such demand (or 120 days after such demand in the event of a “full review” by the Securities and Exchange Commission), provided that if we are unable to meet the deadlines above, we are required to pay to the Holder on the first business day after the 90- or 120-day period, as applicable, and each 30th day thereafter (pro rata for any period of less than 30 days) until the registration statement is effective, an amount of damages equal to one percent (1%) of the exercise price of the Lender Warrant multiplied by the aggregate of (i) the total number of shares of common stock then issuable upon exercise of the Lender Warrant; and (ii) any previously exercised shares not sold by the Holder (the “Warrant Damages”). In the event any registration statement is declared effective and thereafter the Board of Directors determines in good faith that the use of the registration statement should be suspended, and any suspension or suspensions exist for more than 30 days in a row or 45 days in any year, Warrant Damages are payable to the Holder on each 30th day thereafter (pro rata for any period of less than 30 days), provided that no suspension shall continue for more than 90 days without the prior written consent of the Holder. The Lender Warrant also included standard indemnification rights and requirements for us to continue filing reports with the SEC in order for the Holder to use Rule 144 of the Securities Act of 1933, as amended, for the sale of the shares of common stock issuable upon exercise of the Lender Warrant.

MidCap Loan Agreement

Effective March 27, 2015, the Company, Vertex Operating and all of the Company’s other subsidiaries other than E-Source and Golden State, entered into a Loan and Security Agreement with MidCap Business Credit LLC (“MidCap” and the “MidCap Loan Agreement”). Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85% of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which have not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default has occurred or is continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement is subject to certain standard conditions and requirements.

Notwithstanding the above, the parties agreed that until such time as (i) we raise funds sufficient to pay the Required Payment (defined above), or (ii) we enter into an amendment with the Lender to remove the requirement that we make the Required Payment, the advance rate against Qualified Accounts is reduced to 53% (compared to 85% after such date) and the advance rate against Eligible Inventory is reduced to 31% (compared to 50% after such date). Additionally, the advance rate against Qualified Accounts is reduced by 1% for each percentage point by which the following calculation, expressed as a percentage, exceeds 3%: (a) actual bad debt write-downs, discounts, advertising allowances, credits, or other dilutive items, divided by (b) gross sales (excluding non-recurring items), for any applicable period as determined by MidCap.

Effective on the closing date of the MidCap Loan Agreement, MidCap loaned us $500,000 and to date has loaned us $1,350,000.

We are required to make immediate pre-payments of outstanding principal owed under the MidCap Note in the amount certain thresholds are exceeded as set forth in the MidCap Loan Agreement. We are also required to provide MidCap certain monthly reports and accountings.

We agreed to pay MidCap certain fees in connection with the MidCap Loan Agreement including (a) a non-refundable fee equal to 0.75% of the $7 million credit limit ($52,500), which was due upon our entry into the MidCap Loan Agreement, and is due on each anniversary thereafter; (b) reimbursement for MidCap’s audit fees incurred from time to time; a collateral monitoring charge of 0.20% of the greater of the average outstanding balance of the MidCap Note (as defined below) at the end of each month or $3 million; (c) a fee equal to 0.75% of the difference between the credit limit of $7 million and the greater of (i) the amount actually borrowed, and (ii) $3 million, as calculated in the MidCap Loan Agreement, payable monthly in arrears and added to the balance of the MidCap Note; and (d) a one-time placement fee equal to 0.50% of the $7 million credit limit which we paid upon our entry into the MidCap Loan Agreement.

The MidCap Loan Agreement contains customary representations, warranties, covenants for facilities of similar nature and size as the MidCap Loan Agreement, and requirements for the Company to indemnify MidCap for certain losses. The Credit Agreement also includes various covenants (positive and negative), binding the Company and its subsidiaries, including not permitting the availability for loans under the MidCap Loan Agreement to ever be less than 10% of the credit limit ($700,000); prohibiting us from creating liens on any collateral pledged under the MidCap Loan Agreement, subject to certain exceptions; and prohibiting us from paying any dividends on capital stock, advancing any money to any person, guarantying any debt, creating any indebtedness, and entering into any transactions with affiliates on terms more favorable than those of an arms-length third party transaction.

The MidCap Loan Agreement includes customary events of default for facilities of a similar nature and size as the MidCap Loan Agreement, including the occurrence of any event resulting in the principal amount of any indebtedness in excess of $250,000 from any lender other than MidCap to be accelerated or to provide the right of such lender to accelerate such date; the judgment against us in the amount of $250,000 which is not satisfied or appealed within 30 days; any event, transaction or occurrence as a result of which Benjamin P. Cowart is not for any reason actively engaged in the day-to-day management of the Company and its subsidiaries, unless (A) an interim successor reasonably acceptable to MidCap is appointed within 10 days, and (B) a permanent successor reasonably acceptable to MidCap is appointed within 60 days; a change of control of the Company occurs (as defined and described in the MidCap Loan Agreement); the occurrence of any uninsured loss, theft, damage or destruction to any material asset(s) of us or our subsidiaries; and if the Company, its subsidiaries or their senior officers is criminally indicted or convicted for (A) a felony committed in the conduct of our business, or (B) any state or federal law (including the Controlled Substances Act, Money Laundering Control Act of 1986 and Illegal Exportation of War Materials Act) that could lead to forfeiture of any material property or any collateral of the Company. Upon the occurrence of an event of default, MidCap can declare all amounts due to MidCap immediately due and payable, charge us default interest, which is equal to 3% per annum above the then applicable interest rate in effect, and MidCap can take action to enforce its security interests over the collateral provided for in the MidCap Loan Agreement.

The MidCap Loan Agreement continues in effect until the second anniversary of the parties’ entry into the Agreement, subject to right of the parties, subject to mutual agreement, to extend such rights and agreement, provided that we have the right to terminate the MidCap Loan Agreement at any time with 60 days prior written notice. In the event we desire to terminate the MidCap Loan Agreement we are required to pay MidCap a termination fee of $70,000, subject to certain exceptions in the MidCap Loan Agreement. We also have the right to terminate the agreement without providing 60 days’ prior notice as long as we pay MidCap the equivalent amount of interest which would have been due (as calculated in the MidCap Loan Agreement) for such 60 day period, along with the $70,000 termination fee. In the event the MidCap Loan Agreement is terminated by MidCap upon the occurrence of an event of default, we are required to pay MidCap a fee of $70,000 upon such termination.

We also entered into a Revolving Note (the “MidCap Note”) to evidence amounts borrowed from MidCap from time to time under the MidCap Loan Agreement. Interest on the MidCap Note accrues at a fluctuating rate equal to the aggregate of: (x) the prime rate then effect, and (y) 1.75% per annum, or at such other rate mutually agreed on from time to time by the parties, based upon the greater of (i) any balance owing under the MidCap Note at the close of each day; or (ii) a minimum assumed average daily loan balance of $3 million. Interest is payable in arrears, on the first day of each month that amounts are outstanding under the MidCap Note.

We and each of our subsidiaries subject to the MidCap Loan Agreement are jointly and severally liable for the repayment of amounts owed under the MidCap Note. Pursuant to the MidCap Loan Agreement, we granted MidCap a security interest in substantially all of our assets and provided MidCap junior mortgages on all real estate which we own, subject to the first priority mortgages of the Lender. Finally, MidCap and the Lender entered into an Intercreditor Agreement, which governs which of the lenders have first and second priority security interests over our assets which are pledged as collateral in order to secure repayment of the amounts owed pursuant to the Credit Agreement and MidCap Loan Agreement.

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

We also have three patents registered with the U.S. Patent and Trademark Office relating to our base oil and VGO technology which we acquired pursuant to the Heartland Purchase Agreement:

•	"Used Lubricating Oil Reclaiming" (#5,306,419), which was granted on April 26, 1994; and

•	“Reconstituting Lubricating Oil” (#5,447,628), which was granted on September 5, 1995: and

•	“Performance Grade Asphalt and Methods” (#6,203,606), which was granted on March 20, 2001.

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

GENERAL RISKS RELATING TO BUSINESS

We face risks associated with the integration of the businesses, assets and operations recently acquired from Vertex Holdings, L.P., E-Source Holdings, LLC, Omega and Heartland

As described above under “Business” – “Material Acquisitions”, we previously acquired substantially all of the assets and operations of Vertex Holdings, L.P., (formerly Vertex Energy, L.P.), a Texas limited partnership ("Holdings"). Those assets and operations included Cedar Marine Terminals, L.P. ("CMT") which operates a 19-acre bulk liquid storage facility on the Houston Ship Channel; Crossroad Carriers, L.P. ("Crossroad"), which is a transportation carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and waste streams; Vertex Recovery, L.P. ("Vertex Recovery") which collects and recycles used oil and residual materials from large regional and national customers throughout the U.S. and Canada; and H&H Oil, L.P. ("H&H Oil") which collects and recycles used oil and residual materials from customers based in Austin, Baytown, and Corpus Christi, Texas.

Additionally, we previously acquired a 100% interest in E-Source, which provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.

In May 2014, we acquired certain assets and operations from Omega Holdings including Omega Refining (including the Marrero, Louisiana re-refinery and Omega's Myrtle Grove complex in Belle Chasse, Louisiana) and ownership of Golden State, a strategic blending and storage facility located in Bakersfield, California.

In December 2014, we acquired substantially all of the assets and operations of Heartland, related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products for the distribution, supply and sale to end-customers, including raw materials, finished products and work-in process, equipment and other fixed assets, customer lists and marketing information, the name 'Heartland' and other related trade names, Heartland's real property relating to its used oil refining facility located in Columbus, Ohio, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio (provided that the acquisition of the Norwalk, Ohio location is subject to the terms and conditions of the Second Amendment), and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia and assumed certain liabilities of Heartland associated with certain assumed and acquired agreements.

The majority of these acquisitions represented new business lines and operations for us and while our management has significant prior experience in connection with the operations and management of Holdings, it does not have any experience with or in connection with the operations of E-Source or those assets and operations acquired from Omega or Heartland and we may not be able to successfully integrate the acquisitions into our operations and such acquisitions may not positively affect our operations and cash flow. Acquisitions such as these involve numerous risks, including difficulties in the assimilation of the acquired businesses. The consolidation of our operations with the operations of the acquired companies, including the consolidation of systems, procedures, personnel and facilities and the achievement of anticipated cost savings, economies of scale and other business efficiencies presents significant challenges to our management. The acquisition of the acquired businesses and/or our failure to successfully integrate the acquired businesses could have an adverse effect on our liquidity, financial condition and results of operations.

We will need to raise additional capital to meet the requirements of the terms and conditions of our recent Credit Amendment with Goldman Sachs, as amended, and to fund future acquisitions and our ability to obtain the necessary funding is uncertain.

We will need to raise additional funding to meet the requirements of the terms and conditions of our recent Credit Amendment with Goldman Sachs. Specifically, we are required to raise $9.1 million by June 30, 2015, to prepay the Credit Facility in such amount. Additionally, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our obligations, or acquire assets and business in the future. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations due to events beyond our control.

Our ability to generate cash flows from operations, to make scheduled payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally, the price of oil and other risks described in our reports filed with the SEC. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. This would likely in turn trigger cross-acceleration or cross-default rights between our applicable debt agreements. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings. In addition, the lenders under our credit facilities or other secured indebtedness could seek to foreclose on our assets that are their collateral. If the amounts outstanding under our indebtedness were to be accelerated, or were the subject of foreclosure actions, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.

The report of our independent registered public accounting firm expresses substantial doubt about the Company's ability to continue as a going concern.

Our auditors, LBB & Associates Ltd., LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2014 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our net loss for the year ended December 31, 2014, and our need for additional funding to satisfy outstanding liabilities and our senior credit facility (which was in default from August 2014 until March 2015, when we restructured the covenants in such facility and our lender waived the prior defaults). A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding, our ability to grow our operations and integrate newly acquired assets and operations, our ability to acquire additional assets and operations, and our ability to improve operating margins and regain profitability.  If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

We may be required to pay substantial additional amounts of consideration in the event certain earn-out targets are met by us.  There may also be actual or perceived conflicts of interest with management regarding certain of such targets and amounts due in connection therewith.

We acquired substantially all of the assets and liabilities of Holdings on September 11, 2012 (the "Acquisition"). Concurrent with the closing of the transactions contemplated in the Acquisition, we paid the following purchase price (the “Purchase Price”) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 restricted shares of our common stock; and to B & S Cowart Family L.P., approximately $1.7 million in cash, representing the appraised value of certain owned real property.  Additionally, for each of the three one-year periods following the closing date, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate (the “Earn-Out Payments”), contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods, provided that the Company failed to meet the targeted EBITDA for the first and second year’s Earn-Out Payments, and the Company has determined that the 2015 earnings target will not be met as well and as such, there are no potential Earn-Out Payments currently remaining.

As part of the consideration paid in connection with the acquisition of E-Source, if certain targets were met, the Company was required to pay the seller approximately $260,000 annually in 2014, 2015, 2016, and 2017. The Company recorded contingent consideration of $748,000, which is the discounted cash flows of the earn-out payments. The lesser of (a) 20% and (b) $100,000, per calendar year of earn-out payments due to the E-Source seller, if any, were to be paid in shares of our restricted common stock, based on the average of the five closing sales prices of the Company's common stock on the first five trading days of each applicable calendar year (each a "Valuation") for which the earn-out consideration relates, provided that the parties mutually agreed to use a valuation of $3.2922 per share (the "2014 Valuation Price") for any earn-out payments relating to the 2014 calendar year and further agreed that in no event will any future calendar year Valuation be less than the 2014 Valuation Price. A total of $136,662 of earn-out payments was made to the E-Source Seller in 2014. The remaining balance of $611,338 was forfeited upon the resignation of E-Source's management. No further earn-out payments will be due in connection with the acquisition of E-Source. The entire earn-out for 2014 was paid in cash and none of the earn-out payments paid to the E-Source Seller were paid in common stock.

The sellers in the Omega acquisition had the right to earn additional earn-out consideration in the event certain EBITDA targets are met by Vertex Refining LA, LLC during any twelve month period during the eighteen month period commencing on the first day of the first full calendar month following the Initial Closing date (which targets began at $8 million of EBITDA during such twelve month period) of up to 470,498 shares of common stock of the Company) (the “Omega Earn-Out”). The Company has made the determination that the EBITDA targets required by the Omega Earn-Out will not be met and as such, there are currently no Omega Earn-Out Payments remaining.

Additionally, earn-out payments are also due pursuant to the terms of the Heartland Purchase Agreement. Specifically, Heartland has the right to receive additional earn-out consideration of up to a maximum of $8,276,792, based on total EBITDA related to the Heartland Business during the twelve month period beginning on January 1, 2016, with $4,138,936 due if EBITDA is exactly $1.65 million, and $8,276,792 due if EBITDA is $3.3 million or more, provided no amount is due if EBITDA is less than $1.65 million, and a pro rata earn-out amount of between $4,138,936 and $8,276,792 is due in the event EBITDA is between $1.65 million and $3.3 million. Any contingent payment due is payable 50% in cash and 50% in shares of the Company’s common stock based on the volume weighted average prices of the Company’s common stock on the NASDAQ Capital Market on the ten (10) trading days (the “VWAP”) commencing on the trading day immediately following the last day of the earn-out period and ending on such tenth trading day thereafter.  Additionally, the amount of any contingent payment is reduced by two-thirds of the cumulative total of required capital expenditures incurred at Heartland’s refining facility in Columbus, Ohio, which are paid or funded by Vertex OH after the closing, not to exceed $866,667, which capital expenditures are estimated to total $1.3 million in aggregate.

In the event we meet the required targets and thresholds described above associated with the Heartland acquisition, or we provide any additional earn-out rights in the future and are required to pay the earn-out payments to Heartland, or any other earn-outs in the future, it could have a material adverse effect on our liquidity, the funds we have available for future expansion, and our results of operations.

Holdings was a related party controlled by Benjamin P. Cowart, our President, Chairman and largest shareholder, who owned directly or indirectly a 77% interest in Holdings. Additionally, Chris Carlson, our Chief Financial Officer, owned a 10% interest in Holdings and certain other of our employees (including Greg Wallace, our General Manager of Refining and Marketing) had a beneficial ownership interest in Holdings. Additionally, James P. Gregory, a member of our Board of Directors, and the General Counsel of Vertex Refining NV, LLC is an approximately 3.6% owner of Omega and David Peel, our Chief Operating Officer owns an interest in Omega. Due to the structure of the earn-out payments, Mr. Cowart, Mr. Carlson and the other employees who had the right to receive these payments, and Mr. Gregory as a member of the Board of Directors, had and have an incentive to increase our EBITDA in the periods covered in order to facilitate earn-out payments. They may therefore have an incentive to take steps to increase our EBITDA in the relevant periods at the expense of our future growth and long-term expansion. Consequently, the earn-out payments and/or the structure thereof may cause actual or perceived conflicts of interest between Mr. Cowart, Mr. Carlson, Mr. Gregory and certain of our other employees, our company and our other shareholders.

We have substantial indebtedness which could adversely affect our financial flexibility and our competitive position.  Our debt agreements have previously been declared in default, and our future failure to comply with financial covenants in our debt agreements could result in such debt agreements again being declared in default.

We have a significant amount of outstanding indebtedness. As of December 31, 2014, we owed approximately $22 million in accounts payable. Additionally, effective May 2, 2014, we, as well as certain of our other direct and indirect subsidiaries (other than E-Source) as guarantors, entered into the Credit Agreement described in greater detail below under “Part II” - “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Liquidity and Capital Resources” - “Credit and Guaranty Agreement”.  Pursuant to the Credit Agreement, we borrowed $40 million, which was evidenced by a Term Loan Note, which has a balance of $39,100,000 as of December 31, 2014.  The amount owed under the Credit Agreement is due and payable on May 2, 2019 and we were previously in default of the provisions of the Credit Agreement, which were waived by our lender in connection with our entry into the Second Amendment, described above under “Part I” - “ITEM 1. Business” - “Recent Events”.  Effective March 27, 2015, the Company, Vertex Operating and all of the Company’s other subsidiaries other than E-Source and Golden State, entered into a Loan and Security Agreement with MidCap Business Credit LLC (“MidCap” and the “MidCap Loan Agreement”). Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85% of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which have not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default has occurred or is continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement is subject to certain standard conditions and requirements. A total of $1,350,000 has been drawn under the MidCap Loan Agreement to date.

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

•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes in satisfactory terms or at all.

We may need to raise additional funding in the future to repay or refinance the Credit Agreement and Amended MidCap Loan Agreement and our accounts payable, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless. Furthermore, the fact that our credit agreements have previously been declared in default may negatively affect the perception of the Company and our ability to pay our debts as they become due in the future and could result in the price of our securities declining in value or being valued at lower levels than companies with similar histories of defaults.

We are vulnerable to the potential difficulties associated with rapid growth.

We believe that our future success depends on our ability to manage the rapid growth that we have experienced, and the continued growth that we expect to experience organically and through acquisitions. Our growth places additional demands and responsibilities on our management to, among other things, maintain existing suppliers and customers and attract, recruit, retain and effectively manage employees, as well as expand operations. The following factors could present difficulties to us: lack of sufficient executive-level personnel and increased administrative burden; availability of suitable acquisition candidates, trucks, barges, tanks, rail cars and processing facilities; and the ability to provide focused service attention to our customers, among others.

The covenants in our credit and loan agreements restrict our ability to operate our business and might lead to a default under our credit agreements.

Our debt agreements limit, among other things, our ability to:

•	incur or guarantee additional indebtedness;

•	create liens;

•	make payments to junior creditors;

•	make investments;

•	sell material assets;

•	affect fundamental changes in our structure;

•	make certain acquisitions;

•	sell interests of our subsidiaries;

•	consolidate or merge with or into other companies or transfer all or substantially all of our assets; and

•	engage in transactions with affiliates.

The Credit Agreement also includes various covenants (positive and negative) binding the Company, including, requiring that the Company provide the Agent with certain reports, provide the Agent notice of material corporate events and forecasts, limiting the amount of indebtedness the Company may incur (for example, the Company’s total indebtedness could not exceed between $30,000,000-$32,000,000 at any time prior to our entry into the Second Amendment, and cannot exceed $7 million (including not more than $6 million under the MidCap Credit Agreement through December 31, 2015), subject to certain exemptions set forth in greater detail in the Credit Agreement), and requiring us to maintain certain financial ratios, relating to consolidated EBITDA (which for the purposes of the Credit Agreement, never take into account the results of operations of Vertex Refining OH, LLC) and debt leverage including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Credit Agreement) to certain fixed charges (quarterly on a cumulative basis up to four consecutive quarters until December 31, 2014, and beginning pursuant to the Second Amendment on December 31, 2015, for the last two quarters ended December 31, 2015, and for subsequent cumulative quarters thereafter until such calculation takes into account the prior four quarters, and thereafter on a four quarter look back basis), for each applicable period beginning June 30, 2014 and ending December 31, 2014, of between 0.90:1.00 and 1.25:1.00 (depending on the applicable period) and for each applicable period beginning on December 31, 2015, of between 1.00:1.00 and 1.25:1.00 (depending on the applicable period) thereafter; maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for the applicable period (depending on the terms of the Credit Agreement such calculation is made for the prior 12 month period, the prior six month period or prior nine month period), for each quarter beginning June 30, 2014 and ending December 31, 2014, of between 4:1 and 2:1 (depending on the applicable period) and for each quarter after December 31, 2015 of between 4:1 and 2.5:1 (depending on the applicable period); maintaining consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for each applicable period (as provided in the Credit Agreement), of between $4.25 million and $13.5 million between the original date of the Credit Agreement and December 31, 2014, and between $1 million and $10 million from June 30, 2015 through the maturity date of the Credit Agreement (depending on the applicable quarter); maintaining at all times liquid cash on hand and available borrowings under other applicable credit agreements of at least $3 million through the date of the Second Amendment and of at least $750,000 after the date of the Second Amendment prior to June 30, 2015, $1.5 million at any time after June 30, 2015 and prior to December 31, 2015, $2 million at any time after December 31, 2015 and prior to June 30, 2016, and $2.5 million at any time after June 30, 2016 and prior to December 31, 2016, and $3 million at any time after December 31, 2016; and requiring Vertex OH to maintain not less than $500,000 in cash at all times. The Credit Agreement also provides that the Company is not authorized to make any “earn-out” payment under the Heartland Purchase Agreement, if an event of default exists under the Credit Agreement or if such payment would create an event of default under the Credit Agreement. Additionally, pursuant to the Second Amendment, we are required to raise at least $9.1 million by June 30, 2015, through the sale of equity, and pay such funds to the Lender as a mandatory pre-payment of the amounts due under the Credit Agreement (the “Required Prepayment”).

The MidCap Loan Agreement contains customary representations, warranties, covenants for facilities of similar nature and size as the MidCap Loan Agreement, and requirements for the Company to indemnify MidCap for certain losses. The Credit Agreement also includes various covenants (positive and negative), binding the Company and its subsidiaries, including not permitting the availability for loans under the MidCap Loan Agreement to ever be less than 10% of the credit limit ($700,000); prohibiting us from creating liens on any collateral pledged under the MidCap Loan Agreement, subject to certain exceptions; and prohibiting us from paying any dividends on capital stock, advancing any money to any person, guarantying any debt, creating any indebtedness, and entering into any transactions with affiliates on terms more favorable than those of an arms-length third party transaction.

As a result of these covenants and limitations, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our credit and loan agreements require, and our future credit facilities and loan agreements may require, us to maintain certain financial ratios and satisfy certain other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our credit agreements or future credit facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such credit agreements, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such credit agreements were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness.

Our credit agreements and loan agreements also contain cross-default and cross-acceleration provisions. Under these provisions, a default or acceleration under one instrument governing our debt may constitute a default under our other debt instruments that contain cross-default and cross-acceleration provisions, which could result in the related debt and the debt issued under such other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.

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

In connection with the Credit Agreement and MidCap Loan Agreement, we agreed to comply with certain affirmative and negative covenants and agreed to meet certain financial covenants (described in greater detail above under “The covenants in our credit and loan agreements restrict our ability to operate our business and might lead to a default under our credit agreements”).

The Credit Agreement includes customary events of default for facilities of a similar nature and size as the Credit Agreement, including if a default occurs under certain material agreements of the Company; a judgment is obtained against the Company in an amount in excess of $250,000 or which could have a material adverse effect on the Company; and also provides that an event of default occurs if (a) Benjamin P. Cowart, the Company’s Chief Executive Officer, Chairman of the Board and largest shareholder, ceases to own and control at least 20% of the economic and voting interests of the Company (on a fully-diluted basis); (b) any person other than Mr. Cowart (i) obtains 30% or more of the voting or economic interest in the Company on a fully-diluted basis or (ii) obtains the power (whether or not exercised) to elect a majority of the members of the Board of Directors; (c) we cease to own and control 100% of Vertex Operating; (d) the majority of the seats (other than vacant seats) on the Board of Directors of the Company cease to be occupied by persons who either (i) were members of the Board of Directors of the Company on May 2, 2014, or (ii) were nominated for election by the Board of Directors of the Company, a majority of whom were directors on May 2, 2014 or whose election or nomination for election was previously approved by a majority of such directors; (e) Vertex II, GP, LLC (Vertex Operating’s wholly-owned subsidiary) ceases to be the sole general partner of any guarantor of the Credit Agreement that is a partnership; (f) a “change of control” or similar event shall occur; or (g) any event, transaction or occurrence occurs, a result of which Benjamin P. Cowart shall for any reason cease to be actively engaged in the day-to-day management of the Company and its subsidiaries in the role he serves on May 2, 2014, unless (x) an interim successor reasonably acceptable to the lender as required by the Credit Agreement is appointed within 10 days and (y) a permanent successor reasonably acceptable to the lender as required by the Credit Agreement is appointed within 60 days.

The MidCap Loan Agreement includes customary events of default for facilities of a similar nature and size as the MidCap Loan Agreement, including the occurrence of any event resulting in the principal amount of any indebtedness in excess of $250,000 from any lender other than MidCap to be accelerated or to provide the right of such lender to accelerate such date; the judgment against us in the amount of $250,000 which is not satisfied or appealed within 30 days; any event, transaction or occurrence as a result of which Benjamin P. Cowart is not for any reason actively engaged in the day-to-day management of the Company and its subsidiaries, unless (A) an interim successor reasonably acceptable to MidCap is appointed within 10 days, and (B) a permanent successor reasonably acceptable to MidCap is appointed within 60 days; a change of control of the Company occurs (as defined and described in the MidCap Loan Agreement); the occurrence of any uninsured loss, theft, damage or destruction to any material asset(s) of us or our subsidiaries; and if the Company, its subsidiaries or their senior officers is criminally indicted or convicted for (A) a felony committed in the conduct of our business, or (B) any state or federal law (including the Controlled Substances Act, Money Laundering Control Act of 1986 and Illegal Exportation of War Materials Act) that could lead to forfeiture of any material property or any collateral of the Company. Upon the occurrence of an event of default, MidCap can declare all amounts due to MidCap immediately due and payable, charge us default interest, which is equal to 3% per annum above the then applicable interest rate in effect, and MidCap can take action to enforce its security interests over the collateral provided for in the MidCap Loan Agreement.

A breach of any of the covenants of the Credit Agreement, MidCap Loan Agreement or any future agreements, if uncured, could lead to an event of default under any such document, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due and/or enforce their security interests over substantially all of our assets. This would likely in turn trigger cross-acceleration or cross-default rights in other documents governing our indebtedness. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from our creditors or seek alternative or additional sources of financing, and we may not be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity and/or cause our lenders to enforce their security interests which could ultimately result in the foreclosure of our assets, which would have a material adverse effect on our operations and the value of our securities.

Our obligations under the Credit Agreement and MidCap Loan Agreement are secured by a first priority security interest in substantially all of our assets.

Our obligations under the Credit Agreement and MidCap Loan Agreement, are secured by a first priority security interest in substantially all of our assets. Additionally, substantially all of our subsidiaries agreed to guarantee our obligations under the Credit Agreement and MidCap Loan Agreement. As such, our creditors may enforce their security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, take control of our assets and operations, force us to seek bankruptcy protection, or forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

If we are unable to maintain a credit facility, it could have an adverse effect on our business.

We have historically been able to maintain lines of credit and other credit facilities similar to the Credit Agreement and MidCap Loan Agreement. We rely heavily on the availability and utilization of these lines of credit and credit facilities for our operations and for the purchase of inventory. If we are unable to renew or replace our facility or are unable to borrow funds under such facility or any future facility, we may be forced to curtail or abandon our current and/or future planned business operations.

The exercise price of the warrant which we granted to our senior lender is automatically reduced to the lowest price per share (or exercise price per share) that we sell securities at between now and June 30, 2015. Additionally, the exercise of the warrant may cause substantial dilution to existing shareholders.

As additional consideration for the Lender agreeing to the terms of the Second Amendment (described in greater detail above under “Part I” - “Item 1. Business” - “Recent Events”), we granted Goldman, Sachs & Co., an affiliate of the Lender (such initial holder and its assigns, if any, the “Holder”) a warrant to purchase 1,766,874 shares of our common stock which was evidenced by a Common Stock Purchase Warrant (the “Lender Warrant”). The Lender Warrant expires on March 26, 2022 and has an exercise price equal to the lower of (x) $3.395828553 per share; and (y) the lowest price per share at which we issue any common stock (or set an exercise price for the purchase of common stock) between the date of our entry into the Lender Warrant and June 30, 2015. The Lender Warrant can be exercised by the Holder at any time after September 1, 2015, including pursuant to a cashless exercise. The Lender Warrant contains standard adjustment provisions in the event of stock splits, combinations, rights offerings, combinations and similar transactions. In the event that, prior to June 30, 2015, we prepay the amount owed under the Credit Agreement in an amount greater than $9.1 million then the number of shares of common stock issuable upon exercise of the Lender Warrant is reduced by the pro rata amount by which the amount prepaid exceeds $9.1 million and is less than $15.1 million; provided that if, prior to June 30, 2015, we prepay at least $15.1 million, the Lender Warrant automatically terminates and the Holder has no rights under such Lender Warrant.

The exercise price of the Lender Warrant may ultimately be substantially less than the current exercise price of such warrant in the event we sell shares of common stock at less than $3.395828553 per share (or sell warrants with an exercise price of less than that amount) between the date of this filing and June 30, 2015. Such reduction in exercise price and the subsequent exercise of the Lender Warrant could cause substantial dilution to existing shareholders. Additionally, in the event the shares of common stock issuable upon exercise of the Lender Warrant are registered with the Securities and Exchange Commission, or such shares are eligible to be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, such shares of common stock issuable upon exercise of the Lender Warrant will be able to be sold without restriction. As a result, the sale of these shares may adversely affect the market price of our common stock. Finally, the sale of the common stock issuable upon exercise of the Lender Warrant may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price.

We are subject to penalties in the event we are required to register the shares underlying the Lender Warrant, and we either fail to timely register such shares and/or are forced to suspend the use of any registration statement registering such shares for longer than allowable pursuant to the terms of the Lender Warrant.

The Lender Warrant includes piggy-back registration rights (subject to certain exceptions) beginning after September 1, 2015. Additionally, beginning September 1, 2015, the Holder (subject to the terms of the Lender Warrant) can demand that we register the shares of common stock issuable upon exercise of the Lender Warrant in the event the Holder is unable to rely on Rule 144 of the Securities Act of 1933, as amended, for the sale of the shares of common stock underlying the Lender Warrant. The demand rights require that we file and obtain effectiveness of the applicable registration statement within 90 days after such demand (or 120 days after such demand in the event of a “full review” by the Securities and Exchange Commission), provided that if we are unable to meet the deadlines above, we are required to pay to the Holder on the first business day after the 90- or 120-day period, as applicable, and each 30th day thereafter (pro rata for any period of less than 30 days) until the registration statement is effective, an amount of damages equal to one percent (1%) of the exercise price of the Lender Warrant multiplied by the aggregate of (i) the total number of shares of common stock then issuable upon exercise of the Lender Warrant; and (ii) any previously exercised shares not sold by the Holder (the “Warrant Damages”). In the event any registration statement is declared effective and thereafter the Board of Directors determines in good faith that the use of the registration statement should be suspended, and any suspension or suspensions exist for more than 30 days in a row or 45 days in any year, Warrant Damages are payable to the Holder on each 30th day thereafter (pro rata for any period of less than 30 days), provided that no suspension is allowed to continue for more than 90 days without the prior written consent of the Holder. In the event we are required to register the shares underlying the Lender Warrant, and we either fail to timely register such shares and/or are forced to suspend the use of any registration statement registering such shares for more than 30 days in a row or 45 days in any year, and are therefore forced to pay penalties to the Holder, it could have a material adverse effect on the working capital we have available for our operations and to pay our outstanding debt agreements, and could cause the value of our common stock to decline in value.

We may be required to pay significant bonuses to our material employees.

Pursuant to our employment agreement, as amended, with Greg Wallace, our Division General Manager of Refining and Marketing, in the event we earn “Adjusted Gross Margin” (equal to gross margin minus general and administrative overhead directly related to the segments of our Refining and Marketing divisions which relate to business conducted in Port Arthur, Texas, and which are managed by Mr. Wallace and excluding TCEP), for the years ended December 31, 2011, 2012, 2013 or 2014, we agreed to pay Mr. Wallace a bonus equal to 10% of such Adjusted Gross Margin for each applicable year. For the year ended December 31, 2011, a total of $247,739 was due to Mr. Wallace which bonus was paid during 2012. Additionally, in the event that year-end Adjusted Gross Margin exceeds certain pre-approved thresholds ($2,477,393 in the 2012 year and $3,116,663 in the 2013 year), Mr. Wallace is able to earn an additional bonus equal to 5% of Adjusted Gross Margin. For the year ended December 31, 2012, a total of $343,630 was due to Mr. Wallace, which was paid throughout fiscal 2013 pursuant to the agreement terms. For the year ended December 31, 2013, a total of $284,958 was due to Mr. Wallace, which was paid throughout fiscal 2014 pursuant to the agreement terms. For the year ended December 31, 2014, a total of $156,040 was due to Mr. Wallace, which will be paid throughout fiscal 2015 pursuant to the agreement terms. We also agreed to pay Mr. Wallace a bonus of 15% of any Adjusted Gross Margin for the year ended December 31, 2015. Mr. Wallace ceases to earn any bonuses upon such time as his employment with us is terminated. As such, Mr. Wallace may have an incentive to take steps to increase Adjusted Gross Margin at the expense of our future growth and long-term expansion. Consequently, Mr. Wallace’s bonus structure may cause actual or perceived conflicts of interest between Mr. Wallace, us and our other shareholders. Payment of the bonuses to Mr. Wallace could have a material adverse effect on our liquidity, the funds we have available for future expansion and our results of operations.

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

We have reported several material weaknesses in the effectiveness of our internal controls over financial reporting, and if we cannot maintain effective internal controls or provide reliable financial and other information, investors may lose confidence in our SEC reports.

We reported material weaknesses in the effectiveness of our internal controls over financial reporting as described below under “Part II” - “ITEM 9A. Controls and Procedures”. In addition, we concluded that our disclosure controls and procedures were ineffective and that material weaknesses existed in connection with such internal controls. Specifically, we identified the following three material weaknesses in our internal control over financial reporting as of December 31, 2014:

(1)
Accounting for construction-type contracts, E-Source. E-Source did not properly account for certain construction-type contracts. The Completed Contract Method of Accounting should have been applied. The error resulted in improper revenue recognition and a failure to immediately recognize losses when expected.

(2)
Management review controls. Controls related to management of certain documentation prepared by a third party were found to be ineffective within the tax process and the acquisition process. The review failed to catch errors in the tax accrual and inaccurate assumptions in the goodwill impairment analysis. In addition there was a lack of timely management review of the financial statements and disclosure checklists.

(3)
Accounts Receivable, Allowance for doubtful accounts and Inventory, lower of cost or market analysis. The analysis of these accounts was deemed to be incomplete as certain locations and inventory components were excluded.

In light of the material weaknesses described above, we have performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that the financial statements fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this annual report.

Additionally, the material weaknesses described above could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

As a result of the above we have adopted a Remediation Plan, described in greater detail below under “Part II” - “ITEM 9A. Controls and Procedures”. While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the Remediation Plan we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2014. However, until the above-described controls have operated for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable.

Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. If we cannot maintain effective internal controls or provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our SEC reports, our operating results and the trading price of our common stock could suffer and we might become subject to litigation.

Our inventory is subject to significant impairment charges in the event the prices of oil and gas fall sharply after such inventory is acquired, which risks are exacerbated by the fact that we have not historically hedged against any significant decrease in oil prices.

We had an inventory impairment charge of $467,911, during the three months ended December 31, 2014. Commodity prices fell sharply during such period requiring the Company to take a non-cash charge/adjustment to the value of our products in inventory taking into account the lower market value for the products being held for sale. Similar significant impairment charges could negatively affect our balance sheet, result in us not meeting certain debt ratios set forth in our credit and loan agreements, and negatively affect our cash flows. The risks of significant impairment charges when the price of oil declines sharply, as it did during the fourth quarter of December 31, 2014, are exacerbated by the fact that we have not historically hedged against such risks. Future significant impairment charges and/or significant decreases in oil prices could have a material adverse effect on our balance sheet, debt covenants (including creating an event of default) and could further cause the value of our securities to decline in value.

We are currently owed a significant amount of money under the Omega Secured Note, and we may be unable to collect on the full amount of such note.

We were owed $13,858,067 under the Omega Secured Note (as defined and described in greater detail below under “Part II”- “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Liquidity and Capital Resources” - “Omega Secured Note”), as of December 31, 2014. The Omega Secured Note represents (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the Initial Closing (which included consideration relating to the assets acquired at the Initial Closing and which were planned to be acquired at the Final Closing) exceeded the value of assets acquired at the Initial Closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the Initial Closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory which was planned to be acquired at the Final Closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) advances totaling $4.15 million to satisfy accounts payable and other working capital related obligations of Omega after the Initial Closing (the “Draw Down Loans”); and (e) an additional loan of $1 million for capital expenditures (the “Capital Expenditure Loan”).

The Purchase Price Loan and the Draw Down Loans accrued interest at the short-term federal rate as published by the Internal Revenue Service from time to time (approximately 0.33% per annum as of the Initial Closing) prior to October 30, 2014, and thereafter at 9.5% per annum, payable monthly in arrears and have a maturity date of March 31, 2015. The First Inventory Loan and the Draw Down Loans accrue interest at the rate of 9.5% per annum beginning on May 31, 2014, and are due and payable on March 31, 2015. Upon an event of default under any of the loans, the loans accrue interest at 18% per annum until paid in full.

The repayment of the Secured Note is guaranteed by Omega Holdings pursuant to a Guaranty Agreement and secured by a security interest granted pursuant to the terms of the Secured Note and a Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing. Additionally, we have the right to set-off any amount due upon an event of default under the Secured Note against certain of the shares pledged by Omega in connection with the Initial Closing and the earn-out consideration due to Omega (provided that we have determined that no earn-out consideration will be due to Omega), subject to the terms of the Asset Purchase Agreement.

In the event Omega does not have sufficient cash on hand to repay the Omega Secured Note when due (on March 31, 2015), we may be forced to attempt to enforce our security interests over Omega’s assets in an attempt to satisfy such note. Such actions could take significant time and resources, and we may ultimately not be able to receive the full value of the amounts owed to us pursuant to the terms of the Omega Secured Note. In the event we do not receive the full amounts owed pursuant to the Omega Secured Note, it could have a material adverse effect on our cash flows, debt covenants and negatively impact the amount of cash we have on hand and the amount of additional funding we are required to raise moving forward. Additionally, the value of our securities may decline in value upon such event.

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

This is exacerbated by the fact that four companies represented 23%, 16%, 12% and 10% of our revenues for the year ended December 31, 2014, and four companies represented approximately 40%, 10%, 9%, and 8% of our revenues for the year ended December 31, 2013. As a result, if we were to lose any of our largest revenue producing relationships, we may be forced to expend additional resources attempting to secure replacement relationships, which may not be on as favorable terms as our current relationships, if such relationships can be secured at all.

A significant portion of our historical revenues are a result of our agreement with KMTEX.

We have an agreement in place with KMTEX, which specializes in the custom processing of petrochemicals and other chemicals. Our services include terminal storage and expert project management in materials handling, distillation, filtration, molecular sieve, and reaction chemistry, pursuant to which KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX to process into more valuable feedstocks, including pygas, gasoline blendstock and cutterstock, which agreement was to expire on June 30, 2014, provided that if not terminated by either party by written notice to the other, received within ninety days prior to the expiration of the agreement, the agreement automatically renews for up to six successive one year periods. As no notice of termination was received prior to June 30, 2014, the agreement has automatically been extended until June 30, 2015, and is able to be extended for up to five additional one year terms pursuant to the terms of the agreement. However, either party can terminate the agreement at any time with ninety days prior written notice for any reason and with thirty days written notice upon the occurrence of certain material termination events as described in greater detail in the agreement.  If KMTEX were to terminate our relationship and/or not agree to renew our agreement with it, we would be forced to spend resources attempting to locate another party which we could supply our feedstock which could take substantial time, if such alternative party is even available. If we are able to find another contracting party, the terms of the understanding or agreement with such contracting party may be on terms less favorable to us and/or may force us to transport our feedstock a greater distance. As a result of the above, if we were to lose our relationship with KMTEX our expenses may increase, our results of operations may decrease and/or it may cause us to curtail or abandon our business plans, all of which would likely cause the value of our securities to decrease in value.

We operate in competitive markets, and there can be no certainty that we will maintain our current customers or attract new customers or that our operating margins will not be impacted by competition.

The industries in which we operate are highly competitive. We compete with numerous local and regional companies of varying sizes and financial resources in our refining and feedstock consolidation operations, transportation services, feedstock collection and aggregation and used oil recycling, and we compete with larger oil companies, with significantly greater resources than us, in our oil re-refining operations. We expect competition to intensify in the future. Furthermore, numerous well-established companies are focusing significant resources on providing used oil collection, transportation, refining and re-refining services that will compete with our services. We may not be able to effectively compete with these other companies and competitive pressures, including possible downward pressure on the prices we charge for our products and services, may arise. In the event that we cannot effectively compete on a continuing basis, or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

Disruptions in the supply of feedstock and/or increases in the cost of feedstock could have an adverse effect on our business.

We depend on the continuing availability of raw materials, including feedstock, to remain in production. Additionally, we depend on the price of such raw materials, including feedstock being reasonable to us in relation to the prices we are able to receive for our final products. A serious disruption in supply of feedstock, or significant increases in the prices of feedstock, could significantly reduce the availability of raw materials at our plants and which are available to be processed by our third-party processors. Additionally, increases in production costs could have a material adverse effect on our business, results of operations and financial condition.

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

The fees charged to customers under our agreements with them may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.

Under our agreements with our customers, we may be unable to increase the fees that we charge our customers at a rate sufficient to offset any increases in our costs. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events. Force majeure events may include (but are not limited to) events such as revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the escalation of fees is insufficient to cover increased costs or if any customer suspends or terminates its contracts with us, our profitability could be materially and adversely affected.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Because our business depends on the demand for oil and used oil, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil, used oil and oil and used oil related products could have a material adverse impact on our business, financial condition and results of operations.

Improvements in or new methodologies or technology relating to the refining and re-refining of used oil feedstocks could have a material adverse effect on our financial condition and results of operations.

In the event our competitors or future competitors design or implement new methodologies or new technology relating to the refining or re-refining of used oil feedstock it could reduce demand for our TCEP and other processes, or make such processes commercially irrelevant. In the event we are not able to duplicate or license such new methodologies or technology it could have a material adverse impact on our business, financial condition and results of operations.

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

Recovery division customers may cancel or delay projects.

Recovery division customers may cancel or delay projects for reasons beyond our control. If projects are delayed, the timing of our revenues could be affected. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues.

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

We do not own any waste disposal sites. As a result, we are dependent on third parties for the disposal of waste streams. To date, disposal vendors have met their requirements but they may not continue to  do so. If for some reason our current disposal vendors cannot perform up to standards, we may be required to replace them. Although we believe there are a number of potential replacement disposal vendors that could provide such services, we may incur additional costs and delays in identifying and qualifying such replacements. In addition, any mishandling of our waste streams by disposal vendors could expose us to liability. Any failure by disposal vendors to properly collect, transport, handle or dispose of our waste streams could expose us to liability, damage our reputation and generally have a material adverse effect on our business, financial condition or results of operations.

We are dependent on third party generators and collectors for our feedstock.

Generators are entities that generate used oil through their daily operations such as automotive businesses conducting oil changes on consumer and commercial vehicles and industrial users changing lubricants on machinery and heavy equipment.

Collectors are typically local businesses that purchase used oil from generators and provide on-site collection services. The collection market is highly fragmented and we believe there are more than 400 used oil collectors in the United States. We depend on generators to generate used oil feedstock and collectors to collect such feedstock. In the event a significant number of generators cease generating feedstock, or generators and collectors cease providing us their feedstock or otherwise materially change the current process by which feedstock is collected, it could have a material adverse effect on our business, financial condition or results of operations.

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

We transport our feedstock, refined oil and re-refined oil, VGO and other materials with trucks and by rail. As a result, increases in shipping and transportation costs caused by increases in oil, gasoline and diesel prices have a significant impact on our operating expenses. The price and supply of oil and gas is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, natural disasters, supply and demand for oil and natural gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. A significant increase in transportation or fuel costs could lower our operating margins and negatively impact our profitability.

Additionally, the price at which we sell our refined oil and our re-refined oil, VGO and other materials is affected by changes in certain oil indexes. If the relevant oil index rises, we anticipate being able to increase the prices for our refined and re-refined oil. If the relevant oil index declines, we anticipate having to reduce prices for our refined and re-refined oil. However, the cost to collect used oil and refinery feedstock, including the amounts that must be paid to obtain used oil and feedstock, generally also increases or decreases when the relevant index increases or decreases. Even though the prices that can be charged for our refined and re-refined products and the costs to collect, refine, and re-refine the feedstock generally increase and decrease together, if the costs to collect, refine and re-refine used oil and petrochemical products increase in the future, we may not be able to increase the prices we charge for our refined and re-refined products to cover such increased costs.  Additionally, the costs to collect, refine and re-refine used oil and petrochemical products may not decline if the prices we can charge for our products decline. If the prices we charge for our finished products and the costs to collect, refine and re-refine products do not move together or in similar magnitudes, our profitability may be materially and negatively impacted.

If we are unable to retain current, and attain new, customers our revenue and cash flows could be reduced to levels that could adversely affect our results of operations.

Any of the following factors:

•	a material decrease in the supply or price of crude oil or petroleum related products in which we deal;

•	a material decrease in demand for the finished products in the markets we serve;

•	scheduled refinery turnarounds or unscheduled maintenance and;

•	operational problems or catastrophic events at any of the company's facilities.

Could result in our inability to maintain current customers or attain new customers. If that were to happen our results of operations could be materially adversely affected and the value of our securities could decline in value.

Our strategy includes pursuing acquisitions, partnerships and joint ventures and our potential inability to successfully integrate newly-acquired companies or businesses, or successfully manage our partnerships and joint ventures may adversely affect our financial results.

In the future, we may seek to grow our business by investing in new or existing facilities or technologies, making acquisitions (similar to the acquisitions of Omega and Heartland) or entering into partnerships and joint ventures. Acquisitions, partnerships, joint ventures or investments may require significant managerial attention, which may divert management from our other activities and may impair the operation of our existing businesses. Any future acquisitions of businesses or facilities could entail a number of additional risks, including:

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

The consolidation of our operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time. Fully integrating an acquired company or business into our operations may take a significant amount of time.  We may not be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings or increase our stated losses.

We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.

We have historically grown through strategic acquisitions of other businesses. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities identified. In order to complete acquisitions, we would expect to require additional debt and/or equity financing, which could increase our interest expense, leverage and shares outstanding. Businesses that we acquire may not perform as expected. Future revenues, profits and cash flows of an acquired business may not materialize due to the failure or inability to capture expected synergies, increased competition, regulatory issues, changes in market conditions, or other factors beyond our control. In addition, we may not be successful in integrating future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention.

Our ability to make acquisitions may be adversely impacted by our outstanding indebtedness and by the price of our stock.

Our ability to make future business acquisitions, particularly those that would be financed solely or in part through cash from operations, may be curtailed due to our obligations to make payments of principal and interest on our outstanding indebtedness. We may not have sufficient capital resources, now or in the future, and may be unable to raise sufficient additional capital resources on terms satisfactory to us, if at all, in order to meet our capital requirements for such acquisitions. In addition, the terms of our indebtedness include covenants that directly restrict, or have the effect of restricting, our ability to make certain acquisitions while this indebtedness remains outstanding. To the extent that the amount of our outstanding indebtedness has a negative impact on our stock price, using our common stock as consideration will be less attractive for potential acquisition candidates. The future trading price of our common stock could limit our willingness to use our equity as consideration and the willingness of sellers to accept our shares and as a result could limit the size and scope of our acquisition program. If we are unable to pursue strategic acquisitions that would enhance our business or operations, the potential growth of our business and revenues may be adversely affected.

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

Our success depends heavily upon the personal efforts and abilities of Benjamin P. Cowart, our Chief Executive Officer and Chairman, who is employed by us under a five-year employment contract which expired pursuant to its terms on April 16, 2014, provided that Mr. Cowart continues to provide services to us under the terms of the expired contract.  Our Compensation Committee is currently in discussions with Mr. Cowart regarding the terms for a new employment agreement with Mr. Cowart and we have no reason to believe that a new agreement will not be entered into with Mr. Cowart following the date of this Report. We do not currently have any “key man” life insurance policy in place for Mr. Cowart. The loss of Mr. Cowart or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Cowart may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

Unanticipated problems or delays in building our facilities to the proper specifications may harm our business and viability.

Our future growth will depend on our ability to timely and economically complete and operate TCEP and our other planned re-refining facilities and operate our existing refining operations and facilities. If our operations are disrupted or our economic integrity is threatened for unexpected reasons, our business may experience a substantial setback. Moreover, the occurrence of significant unforeseen conditions or events in connection with the construction of our planned facilities may require us to reexamine our business model. Any change to our business model or management’s evaluation of the viability of our planned services may adversely affect our business. Construction costs for our future facilities may also increase to a level that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could prevent us from beginning or completing construction or commencing operations at our future planned re-refining facilities.

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

Additionally, we have occasionally had to take our TCEP facility and other facilities offline to refurbish and upgrade such facility. Any prolonged period during which the TCEP facility or any other facilities we operate or acquire are non-operational or operational on a limited basis due to the decision to refurbish or upgrade such facilities, or any other reason, including problems with the facilities, could adversely affect our revenues and results of operations. Furthermore, any period during which KMTEX’s facilities or our other facilities are offline could have an adverse effect on our revenues, force us to seek alternative re-refining facilities (which may be more expensive or require us to transport our feedstock over longer distances) and may increase our expenses, decreasing our operating margins.

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

Our success will depend in part on our ability to maintain or obtain and enforce patent rights and other intellectual property protection for our technologies, to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. We currently have two registered patents for our TCEP and three registered patents which we acquired in the Initial Closing of the Omega transaction, each registered in the United States (none, internationally). If we file additional patent applications for our technologies in the future, such patents may not be granted and the scope of any claims granted in any patent may not provide us with proprietary protection or a competitive advantage. Furthermore, our current patents, or future patents, if granted, may not be valid and may not afford us with protection against competitors with similar technology. The failure to obtain or maintain patents or other intellectual property protection on the technologies underlying our technologies may have a material adverse effect on our competitive position and business prospects. It is also possible that our technologies may infringe on patents or other intellectual property rights owned by others. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to it. A license may not be available to us, if at all, upon terms and conditions acceptable to us and we may not prevail in any intellectual property litigation. Intellectual property litigation is costly and time consuming, and we may not have sufficient resources to pursue such litigation. If we do not obtain a license under such intellectual property rights, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages and may encounter significant delays in bringing products to market.

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

We believe that the current political environment for construction of our planned additional re-refining facilities is sufficiently supportive to enable us to plan and implement the construction of such additional re-refining facilities, funding permitting. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the re-refining industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and may adversely affect our business, plans for future re-refining facilities, and future financial results.

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

In the aftermath of the terrorist attacks on the United States and increased concerns regarding future terrorist attacks, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks. Although many companies will be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, if the security measures disrupt or impede the timing of our deliveries of feedstock, we may not have sufficient feedstock to run our re-refining processes at full capacity, or may incur increased expenses to do so. These measures may significantly increase our costs and reduce our operating margins and income.

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

We currently employ 40 full-time drivers. From time to time, some of these employee drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for our drivers, subject to applicable deductibles, and carry umbrella coverage up to $10,000,000. We currently employ over 200 employees. Claims against us may exceed the amounts of available insurance coverage. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims or unfavorable resolutions of claims, our operating results could be materially affected.

Litigation related to personal injury from the operation of our business may result in significant liabilities and limit our profitability.

The hazards and risks associated with the transport, storage, and handling, treatment and disposal of used oil and other hydrocarbon products (such as fires, spills, explosions and accidents) may expose us to personal injury claims, property damage claims and/or products liability claims from our employees, customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we may sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of any future claims or lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We operate a fleet of transportation, collection and aggregation trucks to collect and transport used oil and re-refined oil products, among other things. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including, among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. We have experienced increases in the cost of fuel over the past several years. Although in the past, we have been able to pass-through some of these costs to our customers, we may not be able to continue to do so in the future. Fuel or other transportation costs may continue to increase significantly in fiscal year 2015 and beyond. A significant increase in our fuel or other transportation costs could lower our operating margins and negatively impact our profitability.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carry-forwards before they expire. Transactions that may occur in the future may trigger an ownership change pursuant to Section 382, and prior transactions may be deemed to have triggered an ownership change pursuant to Section 382, the result of which could limit the amount of net operating loss carryforwards that we can utilize annually to offset our taxable income, if any. Any such limitation could have a material adverse effect on our results of operations.

RISKS RELATED TO OUR SECURITIES

Our Chief Executive Officer, Benjamin P. Cowart, has significant voting control over us, including the appointment of Directors and may have interests that differ from other shareholders. Mr. Cowart, as a significant shareholder, may, therefore, take actions that are not in the interest of other shareholders.

Benjamin P. Cowart, our Chairman, President and Chief Executive Officer beneficially owns approximately 28.5% of our common stock (not including shares issuable upon exercise of options and warrants held by Mr. Cowart) and 27.9% of our total voting stock, and as such, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Should conflicts of interest arise, Mr. Cowart may not act in the best interests of our other shareholders and conflicts of interest may not be resolved in a manner favorable to our other shareholders.

Our obligation to make earn-out payments in connection with our acquisition of certain assets and operations from Heartland in 2014 may prevent a change of control of us.

Our acquisition of certain of Heartland’s assets and operations requires us to make certain earn-out payments in the event EBITDA and other thresholds are met. Each of these earn-outs is described in greater detail above under “We may be required to pay substantial additional amounts of consideration in the event certain earn-out targets are met by us. There may also be actual or perceived conflicts of interest with management regarding certain of such targets and amounts due in connection therewith.”

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

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, but subject to NASDAQ rules and regulations (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

We currently have a sporadic and volatile market for our common stock, and the market for our common stock is and may remain sporadic and volatile in the future.

We currently have a sporadic and volatile market for our common stock, which market is anticipated to remain sporadic and volatile in the future, and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;

•	our ability or inability to generate revenues;

•	the number of shares in our public float;

•	increased competition; and

•	conditions and trends in the market for oil refining and re-refining services, transportation services and oil feedstock.

Our common stock is currently listed on the NASDAQ Capital Market. Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in us, and should not rely solely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.

Additionally, the market price of our common stock historically has fluctuated significantly based on, but not limited to, such factors as general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, and conditions and trends in the industries in which our customers are engaged.

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

We have 50,000,000 shares of preferred stock authorized, which includes 5,000,000 shares of designated Series A preferred stock of which approximately 0.6 million shares are issued and outstanding as of the date of this Report, and 2,000,000 designated shares of Series B preferred stock, of which no shares are outstanding as of the date of this Report. The Series A preferred stock has a liquidation preference of $1.49 per share. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A preferred stock would have the right to receive up to the first approximately $1 million in proceeds from any such transaction. Consequently, holders of our common stock may receive less consideration or no consideration in connection with such a transaction. Furthermore, the conversion of Series A preferred stock into common stock may cause substantial dilution to our common shareholders. Additionally, because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years and to have a majority of independent directors. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, and we may not be able to maintain independent directors. If we fail to timely comply with the applicable requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

If we are delisted from the Nasdaq Capital Market, your ability to sell your shares of our common stock could also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted, it could come within the definition of “penny stock” as defined in the Exchange Act and would then be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Properties and Facilities

The Company owns three oil collection facilities operated by H&H Oil, which are located in Houston, Austin, and Corpus Christi, Texas.  The three owned locations range from 2 acres to 5 acres in area and have offices, storage tank facilities, small warehouse facilities for operations and yard areas for the parking of trucks. These facilities are related to the operations of the Black Oil division.

In addition, the Company leases three smaller facilities, one located in San Antonio, Texas one in Mission, Texas, and one in Dallas, Texas each with a small yard for the parking of trucks, small storage tanks and an office.  The San Antonio facility is leased under a thirty-six month lease which expired in June 2013 (subject to our right to renew the lease for an additional twelve months and/or purchase the property at the end of the lease term), which has a rental cost of $1,500 per month, provided that while not formally extended, we continue to operate under the same terms of the now expired lease.  The Mission, Texas lease has a term expiring on June 1, 2016, and a rental cost of $400 per month. The Dallas lease has a term expiring August 31, 2015 and a rental cost of $3,000 per month. These facilities are related to the operations of the Black Oil division.

The Company leases a 19 acre tank terminal facility in Baytown, Texas, where it aggregates the majority of the used motor oil for its TCEP technology.  The TCEP technology is located on-site at this facility, which also has facilities for the loading and unloading of trucks and barges located near the Houston Ship Channel.  The lease relating to this facility expires on November 30, 2032.  The monthly rent relating to this facility is approximately $25,000 per month through November 2027, and $30,000 per month during the remaining term of the lease.  The lease contains a provision providing the landlord the right to buy out our rights under the lease for the fair market value of such rights (as provided in the lease agreement) upon the occurrence of any change of control of the Company, including the sale of substantially all of our assets; or our merger with another entity which results in our shareholders holding less than 50% of the voting stock of the post-merger entity.   Additionally, we have a right of first refusal to buy the landlord’s interest in the property leased in the event the landlord receives a bona fide offer to sell the premises and notifies us of its intent to accept such offer. This facility is related to the operations of the Black Oil division.

We also lease approximately 5,893 square feet of office space at our current principal executive office located at 1331 Gemini St., Suite 250, Houston, Texas 77058. The office rent is $9,723 per month from July 1, 2012 to June 30, 2013; $10,067 per month from July 1, 2013 to June 30, 2015; and $10,411 from July 1, 2015 to June 30, 2017, and the lease expires on June 30, 2017. This property relates to general administrative functions of the Company and is proportionally allocated to each of our three divisions.

E-Source leases office space at 1055 Gemini St., Houston, Texas 77058 pursuant to a lease with BBP Landtex. Rental payments under the lease are $3,500 per month from November 1, 2014 to October 31, 2017. E-Source also leases a process yard located on Beamer Road in Friendswood, Texas for $4,000 per month, pursuant to the terms of a month to month agreement.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed.

The below properties were acquired as part of the Heartland acquisition described above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”:

The Company leases three smaller facilities, one located in Zanesville, Ohio, one in Mount Sterling, Kentucky, and one in Ravenswood, West Virginia each with a small yard for the parking of trucks, small storage tanks and an office.  The Zanesville facility is leased under a twelve month lease with automatic renewals (subject to either party providing a written notice to the other party of the intent to cancel the lease prior to thirty days from the expiration of the current term), which has a rental cost of $3,500 per month with the current term expiring on March 19, 2015.  The Mount Sterling, Kentucky lease has a term expiring on November 16, 2015, and a rental cost of $3,250 per month. The Ravenswood, West Virginia lease has a term expiring October 1, 2016 and a rental cost of $1,738.50 per month.

The Company owns five other facilities, which are located in Ohio.  Two facilities located in Columbus, of which one is the location of our refinery which was acquired from Heartland and the other is for the storage of feedstocks and finished products. There are two locations in Zanesville, of which one is used for an office, small warehouse facilities for operations and a yard area for the parking of trucks, and the other is used is for bulk used oil storage and as a transfer facility. The fifth facility is located in Norwalk and is used for bulk storage of used oil and as a transfer facility. All properties acquired as part of the Heartland purchase relate to the operations of the black oil segment.

The below properties were acquired as part of the Omega acquisition described above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”:

Marrero Facility:

We lease a used motor oil refinery located in Marrero, Louisiana. The facility was constructed in 1992 by Chevron Texaco, can currently process more than 180,000 gallons per day and has a total storage capacity of nearly 17 million gallons. The facility is accessible by truck, rail, and barge. The lease has a term expiring in April 2018, with a monthly rental cost of $283,000. The lease also provides us the right to extend the lease for up to four additional five year extension terms through April 2038. This facility is related to the operations of the Black Oil division.

Myrtle Grove:

We lease 45 acres of land on the Gulf Coast in Myrtle Grove, Louisiana. The site, which is currently being developed, is located approximately 26 miles from the Marrero facility (described above). Existing infrastructure includes offices and maintenance buildings, a lab, a control room, and a process area with existing piling and concrete, loading and unloading areas and fire protection for the process area. We also own and/or lease additional refining equipment located on site. The lease has a term expiring in May 2017, and a rental cost of $50,000 per month. The lease also has 10 additional five year term renewal options through 2067, with the rental cost of each extension term increasing by 8% of the preceding term. This facility is related to the operations of the Black Oil division.

Golden State Lubricants:

We lease a blending and storage facility with attached office space in Bakersfield, California. The facility has total tank capacity of nearly 5 million gallons and offers excellent rail and truck access. The lease has a term expiring March 31, 2026 with monthly rental cost of $59,800. This facility is related to the operations of the Black Oil division.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.

ITEM 3. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Vertex Refining LA, LLC, the wholly-owned subsidiary of Vertex Operating, our wholly-owned subsidiary, was named as a defendant in a lawsuit filed in the Twenty-Fourth Judicial District For the Parish of Jefferson Louisiana on January 6, 2015. Pursuant to the lawsuit, Stacy Davis, Becky Vallee and James A. Block (the “Plaintiffs”) made certain allegations against Vertex Refining LA, LLC, Omega Refining and the manager of the Marrero, Louisiana facility (the “Defendants”). The claims are structured as class actions relating to certain operations performed at our newly acquired re-refinery located in Marrero, Louisiana, including the alleged emission of noxious and harmful substances. The Plaintiffs allege they are part of a valid class due to the fact that they live and work near the facility. The lawsuit relates to alleged actions and inactions related to the facility between 2012 to present and includes allegations relating to violations of various Louisiana statutes, allegations relating to the misrepresentation of information to the Louisiana Department of Environmental Quality, allegations relating to violations of hourly permitted emission limits, and alleged failure to report an un-permitted point-source. The suit seeks damages for physical and emotional injuries, pain and suffering, medical expenses and deprivation of the use and enjoyment of Plaintiff’s homes. The Plaintiffs further allege that there are estimated to be over 1,000 class members to the suit, provided that the proposed class is yet to be certified. We intend to vigorously defend ourselves against the allegations made in the complaint, provided that at this stage of the litigation, the Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential outcome of the litigation.

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

QUARTER ENDING	HIGH	LOW

FISCAL 2014
December 31, 2014	$7.22	$2.98
September 30, 2014	$10.17	$6.39
June 30, 2014	$11.25	$6.35
March 31, 2014	$7.34	$3.20

FISCAL 2013
December 31, 2013	$3.45	$2.79
September 30, 2013	$3.50	$2.35
June 30, 2013	$3.46	$2.75
March 31, 2013	$4.20	$2.87

HOLDERS

As of March 30, 2015, there were approximately 609 holders of record of our common stock, not including holders who hold their shares in street name, and 28,125,581 shares of common stock issued and outstanding, which number does not include 56,180 shares of common stock which the Registrant has agreed to issue to Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC, as described below, which shares have not been issued to date, but which shares the Registrant plans to issue shortly after the filing of this Report.  As of March 30, 2015, 107 holders held 612,943 shares of our Series A Preferred Stock and there were no shares of our Series B Preferred Stock issued and outstanding.

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

Performance Graph

Below we have presented a graph showing both the cumulative total return to our stockholders during the period from February 13, 2013 (the date our common stock commenced trading on The NASDAQ Capital Market) through December 31,

2014 in comparison to the cumulative total return of the NASDAQ Composite Index and the Russell 2000 Index. All values assume a $100 initial investment on February 13, 2013, and the reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year. The comparisons are based on historical data and not indicative of, nor intended to forecast, the future performance of our common stock.

The graph set forth below compares the cumulative total stockholder return on our common stock between January 3, 2009 and December 31, 2014, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrial Index, over the same period.  This graph assumes the investment of $100 on January 3, 2009 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrial Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data.  We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock

Total Return Performance
	2009	2010	2011	2012	2013	2014
Vertex Energy, Inc.	$100	$142	$427	$658	$698	$873
S&P 500	100	115	117	136	180	205
NASDAQ Composite	100	140	170	174	204	297

The information under “Performance Graph” is not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

Description of Capital Stock

Common Stock

The total number of authorized shares of our common stock is 750,000,000 shares, $0.001 par value per share.

Each share of our common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by our Board of Directors. No holder of any shares of our common stock has a preemptive right to subscribe for any of our securities, nor are any shares of our common stock subject to redemption or convertible into other securities. Upon liquidation, dissolution or winding-up of the Company, and after payment to our creditors and preferred shareholders, if any, our assets will be divided pro rata on a share-for-share basis among the holders of our common stock. Each share of our common stock is entitled to one vote on all shareholder matters. Shares of our common stock do not possess any cumulative voting rights.

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

From June 2nd to June 15th 2011 (ten (10) consecutive trading days), the trading price of the Company’s common stock on the OTCBB closed at equal to or greater than $2.00 per share, which triggered the automatic conversion provision of the 600,000 outstanding shares of Series B Preferred Stock.  As a result, effective June 15, 2011, all 600,000 previously outstanding shares of Series B Preferred Stock automatically converted, without any required action by any holder thereof, into 600,000 shares of the Company’s common stock.

Options and Warrants

During the year ended December 31, 2014 a total of 688,583 shares of the Company’s Series A Preferred Stock were converted into 688,583 shares of our common stock on a one-for-one basis. Warrants to purchase 6,250 shares of common stock were exercised with $10,937 of exercise price paid in cash. Options to purchase 637,750 shares of common stock were exercised for a net of 609,722 shares of common stock (when adjusting for a cashless exercise of 212,500 of such options and the payment, in shares of common stock, of an aggregate exercise price of $205,125, along with an exercise price of $359,238 paid in cash in connections with such exercises) and 609,772 shares of common stock were issued to the option holders in connection with such exercises. All of the options which were exercised for shares of common stock and the common stock issuable upon exercise thereof, were covered by a Form S-8 registration statement previously filed by the Company.

We assumed (i) warrants to purchase approximately 94,084 shares of our common stock, each at a nominal exercise price; (ii) warrants to purchase an aggregate of 542,916 shares of common stock with exercise prices ranging from between $10.00 and $27.50 per share; and (iii) options to purchase 659,300 shares of common stock with exercise prices ranging from between $1.55 to $37.00 per share in connection with the Merger (of which options to purchase 726,670 shares had expired unexercised as of December 31, 2014 and options to purchase an additional 113,530 shares had been exercised).  We also granted warrants to purchase an aggregate of 774,478 shares of our common stock to the partners of Holdings, which warrants had various exercise prices ranging from $1.55 to $37.00 per share, and had various expiration dates from between April 28, 2010 and February 26, 2018, and which warrants represented 40% of the total outstanding warrants and options of World Waste (not taking into account the warrants with a nominal exercise price, as described above) on the effective date of the Merger (of which warrants to purchase 361,111 shares had expired unexercised as of December 31, 2014).

We have also granted options to purchase an aggregate of 3,166,500 shares (of which options to purchase 300,000 shares have been forfeited, options to purchase 5,000 shares have expired and options to purchase 1,057,750 shares have been exercised) with exercise prices ranging between $0.45 and $3.26 per share, all of which are held by our employees, directors, and consultants as of December 31, 2014.  Additionally, we have warrants to purchase 833 shares of our common stock outstanding, which were issued in connection with the Merger, which have an exercise price of $10.00 per share and an expired on January 1, 2014 and options to purchase 914,334 shares of our common stock outstanding, which were either assumed in connection with or issued in connection with the Merger, which have exercise prices from between $1.55 and $37.00 per share and expiration dates from between May 1, 2014 and February 26, 2018 of which 69,501 expired unexercised as of December 31, 2014. In addition, we have warrants to purchase 6,250 shares of our common stock outstanding at an exercise price of $1.75 per share and an expiration date of May 10, 2015 and were exercised as of December 31, 2014. Finally, we have warrants to purchase 219,868 shares of common stock which we issued on December 2, 2014 in connection with the closing of the Heartland Purchase Agreement, which have an exercise price of $3.01 per share and expire on December 2, 2020.

Recent Sales Of Unregistered Securities

During the year ended December 31, 2014 a total of 688,583 shares of the Company’s Series A Preferred Stock were converted into 688,583 shares of our common stock on a one-for-one basis. Warrants to purchase 6,250 shares of common stock were exercised with $10,937 of exercise price paid in cash. Options to purchase 637,750 shares of common stock were exercised for a net of 609,722 shares of common stock (when adjusting for a cashless exercise of 212,500 of such options and the payment, in shares of common stock, of an aggregate exercise price of $205,125, along with an exercise price of $359,238 paid in cash in connections with such exercises) and 609,772 shares of common stock were issued to the option holders in connection with such exercises. All of the options which were exercised for shares of common stock and the common stock issuable upon exercise thereof, were covered by a Form S-8 registration statement previously filed by the Company.

In June 2014, 2,200,000 shares of restricted common stock were sold in connection with a private offering of the Company's common stock for net proceeds of $15,803,000 after deducting offering costs of $1,247,000 from the $17,050,000 raised.

In May 2014, 500,000 shares of our restricted common stock (valued at $3,266,000) were issued in connection with the Initial Closing of the Omega acquisition, as described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”.

In April 2014, the Company granted two employees Incentive Stock Options to purchase an aggregate of 150,000 shares of the Company's common stock, which have a term of ten years, and exercise price of $7.55 per share and vest at the rate of one quarter each anniversary date of the grant. The options were granted under the Company's 2013 Stock Incentive Plan, which is registered on a Form S-8 Registration Statement.

In August 2014, the Company granted one employee Incentive Stock Options to purchase an aggregate of 100,000 shares of the Company’s common stock, which have a term of ten years, and exercise price of $8.44 per share and vest at the rate of 25,000 of such options on the grant date and 18,750 on each of the first four anniversaries of the grant date. The options were granted under the Company’s 2013 Stock Incentive Plan, which is registered on a Form S-8 Registration Statement.

In September 2014, 207,743 restricted shares of the Company common stock, were issued by the Company as payment for the remaining 30% ownership in E-Source, as described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”.

Effective October 3, 2014, we entered into a consulting agreement with our director, Timothy C. Harvey, pursuant to which Mr. Harvey agreed to provide consulting services to us in connection with overseeing our trading and selling of finished products and assisting us with finding the best markets for products from our facilities for a term of one year (automatically renewable thereafter unless either party provides the other 30 days written notice of their intent not to renew), provided that we can terminate the agreement at any time with thirty days prior written notice. In consideration for agreeing to provide services under the agreement, we agreed to pay Mr. Harvey $10,000 per month, and to grant him an option to purchase up to 75,000 shares of our common stock at an exercise price of $6.615 per share, the mean between the highest and lowest quoted selling prices of our common stock on October 2, 2014 (the day immediately preceding the approval by the Board of Directors of the agreement), which vest at the rate of 1/4th of such options per year, subject to Mr. Harvey’s continued consulting, employment or service as our director, which options were granted under the Company’s 2013 Stock Incentive Plan, which is registered on a Form S-8 Registration Statement.

As described in “Part I” - “ITEM 1. Business” - “Material Acquisitions”, above, we issued 2,201,601 shares of restricted common stock to Heartland in connection with the closing of the Heartland Purchase Agreement in December 2014 and may be required to issue additional shares in connection with an earn-out, and to satisfy indemnification rights described in greater detail above.

As described in greater detail above under “Part III” - “ITEM 13. Certain Relationships and Related Transactions, and Director Independence”, we sold 244,299 shares of restricted common stock and five year warrants to purchase 109,934 shares of common stock each (488,598 shares and warrants to purchase 219,868 shares in aggregate) to The Benjamin Paul Cowart 2012 Grantor Retained Annuity Trust and The Shelley T. Cowart 2012 Grantor Retained Annuity Trust in December 2014, in consideration for $750,000 (or $1.5 million in aggregate), trusts controlled by and for the benefit of Benjamin P. Cowart, the Chief Executive Officer, Chairman and largest shareholder of the Company and his wife, which securities Mr. Cowart is deemed to beneficially own. In the event the warrants are exercised in full (and notwithstanding any potential cashless exercise), each holder is due 109,934 shares of common stock in connection with such exercise and upon payment of the aggregate $330,901 exercise price of such warrants (219,868 shares and $661,802 in aggregate). The shares and warrants (representing 45% warrant coverage in connection with the purchase of the shares) were sold for $3.07 per share and warrant (a premium to the $3.01 closing price of the Company’s common stock on December 4, 2014 ($3.01 per share)). The warrants were evidenced by Common Stock Purchase Warrants and have a term of five years, an exercise price of $3.01 per share and cashless exercise rights beginning six months after the date of the grant of the warrants, to the extent that the shares of common stock issuable upon exercise of such warrants are not registered with the Commission. The subscribers were also provided piggy-back registration rights in the event that we file a primary or secondary registration statement in the five years following the closing.

In February 2015, a holder of Series A Convertible Preferred Stock of the Company converted 17,476 shares of our Series A Convertible Preferred Stock into 17,476 shares of our common stock.

In March 2015, we entered into a Third Amendment to the Heartland Purchase Agreement, which, among other things, confirmed the number of additional shares of common stock we are required to issue to Heartland in connection with a true-up of the inventory acquired at closing versus the inventory required to be delivered at closing. Pursuant to the true-up, any additional amount owed by us to Heartland for inventory at closing (less amounts already paid for at closing) was to be paid in shares of our restricted common stock, based on the volume weighted average prices of our common stock on the NASDAQ Capital Market on the ten (10) trading days immediately prior to closing, which totaled $3.56. An aggregate of an additional $200,000 was owed to Heartland in connection with the inventory true-up and as such, the parties confirmed pursuant to the Third Amendment that Heartland would be due an additional 56,180 shares of restricted common stock ($200,000 divided by $3.56), which shares we anticipate issuing shortly after the date of this Report.

As described above under “Part I” - “ITEM 1. Business” - “Recent Events”, we issued the Holder a Common Stock Purchase Warrant to purchase up to 1,766,874 shares of our common stock (the “Lender Warrant”). The Lender Warrant has an exercise price equal to the lower of (x) $3.395828553 per share and (y) the lowest price per share at which the Company issues any common stock (or sets an exercise price for the purchase of common stock in another security) between the date of our entry into the Lender Warrant and June 30, 2015, and expires on March 26, 2022. In the event that, prior to June 30, 2015, we prepay the amount owed under the Credit Agreement in an amount greater than $9.1 million (i.e., in an amount greater than the Required Payment defined above under “Part I” - “ITEM 1. Business” - “Recent Events”) then the number of shares of common stock issuable upon exercise of the Lender Warrant is automatically reduced by the pro rata amount that the amount prepaid exceeds $9.1 million and is less than $15.1 million, provided that if we prepay the Credit Agreement in an amount equal to at least $6 million in addition to the Required Payment (i.e., we prepay at least $15.1 million of the amount owed under the Credit Agreement) the Lender Warrant automatically terminates and the Holder has no rights under such Lender Warrant (the “Cancellation Provisions”). In the event the Lender Warrant is exercised in full, and notwithstanding the Cancellation Provisions, upon the full exercise of the Lender Warrant, the maximum amount of underlying common stock that may be issued upon such exercise is 1,766,874 shares of common stock.

All of the shares of common stock issuable upon conversion of the Series A Preferred Stock shares were exempt from registration pursuant to an exemption from registration afforded by Section 3(a)(9) and 3(a)(10) of the Securities Exchange Act of 1934, as amended. All of the option grants and all shares of common stock issuable upon exercise of options were registered on Form S-8 and therefore did not constitute restricted securities (except to the extent such securities were acquired by “affiliates” of the Company).

The issuance of restricted shares in connection with the exercise of the warrants, the Omega acquisition, the private offering, the E-Source acquisition, the Heartland acquisition, and the securities issued and granted to the trusts beneficially owned by Mr. Cowart, and the grant of the Lender Warrant were exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended, because the issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were “accredited investors” and/or had information regarding the Company similar to what would be included in a Registration Statement under the Securities Act of 1933, as amended. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf.

We plan to claim an exemption from registration for the issuance described above pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended for the issuance of the true up shares to Heartland, since the issuance will not involve a public offering, the recipient is an “accredited investor”, the recipient will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. The securities will not be registered under the Securities Act of 1933, as amended, and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act of 1933, as amended and any applicable state securities laws.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. Selected Financial Data

Our selected consolidated financial data shown below should be read together with “Part II” - “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in “Part II” - “Item 8. Financial Statements and Supplementary Data”. The data shown below is not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues	$258,904,867	$161,967,252	$134,573,243	$109,740,257	$58,140,985
Income (loss) from operations	$(10,494,621)	$7,051,203	$2,391,250	$3,974,388	$1,146,637
Basic net income (loss) per share	(0.23)	0.44	0.30	0.65	0.15
Diluted net income (loss) per share	(0.23)	0.39	0.25	0.39	0.09
Weighted average number of basic common shares outstanding	23,807,780	17,830,194	12,138,229	8,884,681	8,294,436
Weighted average number of diluted common shares outstanding	23,807,780	20,182,829	14,866,134	14,775,339	14,128,864

	Years Ended December, 31
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data
Cash and cash equivalents	$6,017,076	$2,678,628	$807,940	$675,188	$744,313
Working capital (deficit)	$(29,327,453)	$8,042,589	$3,712,745	$5,353,780	$1,228,617
Total assets	$133,822,231	$64,546,356	$49,102,377	$16,733,971	$8,139,345
Long-term obligations	$12,125,574	$10,157,101	$18,083,457	$76,000	$600,000
Total liabilities	$75,202,259	$26,210,133	$28,702,020	$7,396,474	$5,600,472
Total stockholders’ equity	$58,619,972	$38,336,223	$20,400,357	$9,337,497	$2,538,873

The key operational differences related to years 2011 to 2012 are the acquisition of Vertex Holdings. The majority of the increase in revenue during this period was the increase in commodity values in addition to the increased volume that was being managed by the company. In addition you will notice the total asset values increased due to the additional facilities acquired.

The key operational differences related to years 2013 to 2014 was the purchase of the Omega and Heartland refining assets. The majority of the increase in revenue is related to the increased volume being produced and sold through the plants during 2014 vs. 2013. In addition the assets doubled in value from 2013 to 2014 due to the refining assets that were acquired.

See Note 18, Acquisitions, in the Notes to the Consolidated Financial Statements in “Part II.” - “ITEM 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a full description of recent acquisitions which affect comparability of the selected financial data, which is incorporated herein by reference.

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

•
Re-Refine Higher Value End Products.  We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher-value end products, including assets or technologies which complement TCEP.  Currently, we are using TCEP to re-refine used oil feedstock into cutterstock for use in the marine fuel market.  We believe that the expansion of our TCEP facilities and our technology, and investments in additional technologies (including the acquisition of the Omega and Heartland assets), will enable us to upgrade feedstock into end products, such as lubricating base oil, that command higher market prices than the current re-refined products we produce.

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

•
Pursue Selective Strategic Relationships or Acquisitions.  We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets, such as the acquisition of Omega’s and Heartland’s assets (as described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”).  Such acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of TCEP.  In addition, we intend to pursue further vertical integration opportunities by acquiring complementary recycling and processing technologies where we can realize synergies by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.

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

RESULTS OF OPERATIONS

Description of Material Financial Line Items:

Revenues

We generate revenues from three existing operating divisions as follows:

BLACK OIL - Revenues for our Black Oil division are comprised primarily of feedstock sales (used motor oil) which are purchased from generators of used motor oil such as oil change shops and garages, as well as a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market.  In addition, through used oil re-refining, we re-refine used oil through TCEP.  The finished product is then sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend. Through the operations at our Columbus, Ohio facility we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2013

Set forth below are our results of operations for the three months ended December 31, 2014, as compared to the same period in 2013.

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Revenues	$62,572,071	$46,770,402	$15,801,669	34%

Cost of revenues	66,040,281	41,340,555	24,699,726	60%

Gross profit (loss)	(3,468,210)	5,429,847	(8,898,057)	(164)%

Reduction of contingent liability	(3,371,836)	(388,750)	(2,983,086)	767%

Selling, general and administrative expenses (exclusive of merger related expenses)	9,621,143	4,359,859	5,261,284	121%

Acquisition related expenses	994,603	17,150	977,453	5,699%

Inventory impairment charge	467,911	—	467,911	100%

Total selling, general and administrative expenses	7,711,821	3,988,259	3,723,562	93%

Income (loss) from operations	(11,180,031)	1,441,588	(12,621,619)	(876)%

Other Income	223,255	4,809	218,446	4,542%
Gain on bargain purchase	375,000	—	375,000	100%
Other expense	—	(9,838)	9,838	(100)%
Interest Expense	(956,319)	(108,327)	(847,992)	783%
Total other income (expense)	(358,064)	(113,356)	(244,708)	216%

Income (loss) before income tax	(11,538,095)	1,328,232	(12,866,327)	(969)%

Income tax (expense) benefit	57,975	1,678,540	(1,620,565)	(97)%

Net income (loss)	(11,480,120)	3,006,772	(14,486,892)	(482)%

Net income (loss) attributable to non-controlling interest	—	(431,962)	431,962	(100)%

Net income (loss) attributable to Vertex Energy, Inc.	$(11,480,120)	$2,574,810	$(14,054,930)	(546)%

Each of our segments' gross profit during the three months ended December 31, 2014 and 2013.

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Black Oil Segment
Total revenue	$46,028,775	$23,660,574	$22,368,201	95%
Total cost of revenue	47,702,102	21,717,508	25,984,594	120%
Gross profit (loss)	$(1,673,327)	$1,943,066	$(3,616,393)	(186)%

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Refining & Marketing
Total revenue	$14,694,971	$16,749,930	$(2,054,959)	(12)%
Total cost of revenue	15,568,037	15,207,097	360,940	2%
Gross profit (loss)	$(873,066)	$1,542,833	$(2,415,899)	(157)%

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Recovery
Total revenue	$1,848,325	$6,359,898	$(4,511,573)	(71)%
Total cost of revenue	2,770,142	4,415,950	(1,645,808)	(37)%
Gross profit (loss)	$(921,817)	$1,943,948	$(2,865,765)	(147)%

The following schedule separates revenues and gross profit contributed by the assets we recently acquired from Omega Refining, Heartland, and E-Source, during the three month period ending December 31, 2014. The isolated figures are presented in dollars and as a percentage of total consolidated results.

	Three Months Ended December 31, 2014
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total revenue	$62,572,071	$22,589,304	36%
Gross profit (loss)	(3,468,210)	(872,072)	25%

	Consolidated Results	E-Source	% Contributed by E-Source
Total revenue	$62,572,071	$141,530	—%
Gross profit (loss)	(3,468,210)	(1,171,286)	34%

	Consolidated Results	Heartland	% Contributed by Heartland
Total revenue	$62,572,071	$5,205,572	8%
Gross profit (loss)	(3,468,210)	1,853,723	(53)%

Total revenues increased 34% for the fourth quarter of 2014, compared to the same period in 2013, due primarily to an increase in overall volumes of product sold during the fourth quarter of 2014, compared to the fourth quarter of 2013. Total volume increased 82%; however gross profit decreased 164% for the three months ended December 31, 2014 compared to

2013.  Additionally, our per barrel margin decreased 136% relative to the three months ended December 31, 2013.  The majority of this decrease was a result of the sharp decline in oil prices during the fourth quarter of 2014 which resulted in negative gross profit during this period.

Our Black Oil division’s volume increased approximately 107% during the three months ended December 31, 2014 compared to the same period in 2013.  This increase was due to the increased capacity related to the new Omega and Heartland processing facilities which were acquired in 2014 and which were not operated during 2013. Overall volume for the Refining and Marketing division increased 21% during the three month period ended December 31, 2014 as compared to the same period in 2013.  This division experienced an increase in production of 137% for its gasoline blendstock for the three months ended December 31, 2014, compared to the same period in 2013.  Our fuel oil cutter volumes decreased 20% for the three months ended December 31, 2014, compared to the same period in 2013.  Our pygas volumes decreased 1% for the three months ended December 31, 2014 as compared to the same period in 2013.

We experienced a 7% decrease in the volume of our TCEP refined product during the three months ended December 31, 2014, compared to the same period in 2013.   In addition, commodity prices decreased approximately 32% for the three months ended December 31, 2014, compared to the same period in 2013. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended December 31, 2014 decreased $29.18 per barrel from a three month average of $91.17 per barrel during the three months ended December 31, 2013 to $61.98 per barrel during the three months ended December 31, 2014.

Overall gross profit decreased 164% and our margin per barrel decreased approximately 136% for the three months ended December 31, 2014, compared to the same period in 2013.  This decline was a result of the sharp decline in crude oil prices during the three months ended December 31, 2014.

Our TCEP technology generated revenues of $11,442,756 during the three months ended December 31, 2014, with cost of revenues of $12,611,944, producing a gross loss of $1,169,188.  The per barrel margin for our TCEP product decreased 30% as compared to the same period during 2013.  This decrease was a result of increased operating costs during the fourth quarter of 2014 as well as a dramatic reduction in market pricing during the fourth quarter of 2014. Market prices for our finished products were dramatically lower during the fourth quarter of 2014 compared to 2013 and the first three quarters of 2014 and we anticipate the pricing to stay down at substantially lower levels during 2015 as compared to the first half of 2014. As such, we will continue to focus on reducing the prices we pay for our inventory feedstocks in an effort to improve our gross margin spreads.

We had selling, general and administrative expenses (exclusive of merger related expenses) of $9,621,143 for the three months ended December 31, 2014, compared to $4,359,859 from the prior year's period, an increase of $5,261,284 or 121% from the prior period, due to an increase in overall administrative expenses generated by the new business lines and additional compensation expenses associated with employees acquired as a result of the acquisitions we made during 2014. We incurred an additional $994,603 of one-time acquisition related expenses during the three months ended December 31, 2014 related to the acquisition of assets from Heartland. The Heartland purchase qualified as a bargain purchase because the acquisition date amounts of the identifiable net assets acquired, excluding goodwill, exceeded the value of the consideration transferred. The difference is a gain as of the acquisition date in the amount of $375,000. The Company also had an inventory impairment charge of $467,911, during the three months ended December 31, 2014. Commodity prices fell sharply requiring the Company to take a non-cash charge/adjustment to the value of our products in inventory taking into account the lower market value for the products being held for sale.

We had a loss before income taxes of $11,180,031 for the three months ended December 31, 2014 compared to income before income taxes of $1,328,232 for the three months ended December 31, 2013, a decrease in net income before taxes of $12,866,327 or 969% from the prior period for the reasons described above.

During the three months ended December 31, 2014, the processing costs for our Refining & Marketing business located at KMTEX were $1,339,748. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Three Months Ended December 31, 2014
Refining & Marketing
Revenues	$14,694,971

Loss from operations	$(873,066)

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2013

Set forth below are our results of operations for the year ended December 31, 2014, as compared to the same period in 2013.

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenues	$258,904,867	$161,967,252	$96,937,615	60%

Cost of revenues	244,292,715	145,628,215	98,664,500	68%

Gross profit	14,612,152	16,339,037	(1,726,885)	(11)%

Reduction of contingent liability	(5,248,588)	(2,238,750)	(3,009,838)	134%

Selling, general and administrative expenses (exclusive of merger related expenses)	26,073,782	11,472,842	14,600,940	127%

Acquisition related expenses	3,813,668	53,742	3,759,926	6,996%

Inventory impairment charge	467,911	—	467,911	100%

Total selling, general and administrative expenses	25,106,773	9,287,834	15,818,939	170%

Income (loss) from operations	(10,494,621)	7,051,203	(17,545,824)	(249)%

Other Income (expense)
Other income	333,612	37,696	295,916	785%
Gain on bargain purchase	6,948,686	—	6,948,686	100%
Other expense	(10,866)	(54,513)	43,647	(80)%
Interest expense	(2,636,690)	(422,954)	(2,213,736)	523%
Total other income (expense)	4,634,742	(439,771)	5,074,513	(1,154)%

Income (loss) before income tax	(5,859,879)	6,611,432	(12,471,311)	(189)%

Income tax benefit (expense)	(11,763)	1,700,000	(1,711,763)	(101)%

Net income (loss)	(5,871,642)	8,311,432	(14,183,074)	(171)%

Net income (loss) attributable to non-controlling interest	325,399	(431,962)	757,361	(175)%

Net income (loss) attributable to Vertex Energy, Inc.	$(5,546,243)	$7,879,470	$(13,425,713)	(170)%

Each of our segment’s gross profit during these periods was as follows:

	Year Ended December 31,
	2014	2013	$ Change	% Change
Black Oil Segment
Total revenue	$170,912,949	$89,120,218	$81,792,731	92%
Total cost of revenue	161,057,229	82,229,131	78,828,098	96%
Gross profit	$9,855,720	$6,891,087	$2,964,633	43%

Refining Segment
Total revenue	$72,695,922	$55,729,434	$16,966,488	30%
Total cost of revenue	69,123,968	50,500,209	18,623,759	37%
Gross profit	$3,571,954	$5,229,225	$(1,657,271)	(32)%

Recovery Segment
Total revenue	$15,295,996	$17,117,600	$(1,821,604)	(11)%
Total cost of revenue	14,111,518	12,898,875	1,212,643	9%
Gross profit	$1,184,478	$4,218,725	$(3,034,247)	(72)%

The following schedule separates pro-forma revenues and gross profit contributed by the assets which we recently acquired from Omega Refining and E-Source, and Heartland during year ending December 31, 2014. The isolated figures are presented in dollars and as a percentage of total consolidated results.

	Year Ended December 31, 2014
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total Revenue	$258,904,867	$70,964,787	27%
Gross Profit	14,612,152	4,155,589	28%

	Consolidated Results	E-Source	% Contributed by E-Source
Total Revenue	$258,904,867	$6,320,286	2%
Gross Profit (Loss)	14,612,152	(3,537,207)	(24)%

	Consolidated Results	Heartland	% Contributed by Heartland
Total Revenue	$258,904,867	$32,158,970	12%
Gross Profit	14,612,152	1,749,245	12%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

     Total revenues increased 60% for the year ended December 31, 2014, compared to the year ended December 31, 2013, due primarily to increased volume (as described below) which was offset by a decline in product prices. Additionally, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for 2014 decreased $10.40 per barrel from a 2013 average of $93.04 per barrel to an average of $82.64 per barrel during 2014.  On average, prices we received for our products decreased 10% for the year ended December 31, 2014, compared to the year ended December 31, 2013.  The increases in our volumes resulted in a $97 million increase in revenue.

Volume for our Black Oil division increased 82% during fiscal 2014 compared to 2013, respectively.  This volume increase is attributable to the increased amount of product being processed through TCEP, as well as increased volume being delivered and sourced to third party re-refiners, fuel blending companies, as well as our additional facilities in Columbus, Ohio and Marrero, Louisiana during 2014.  Volumes collected through our H&H Oil business increased 36% during the twelve months ended December 31, 2014 compared to the same period in 2013. Our per barrel margin in the Black Oil division decreased approximately 61% for the year ended December 31, 2014 from the same period in 2013.  The decrease in margins was due to the sharp decline in commodity prices particularly in the fourth quarter of 2014 which had a disproportionate effect on the entire year's margins. As volumes and production increase in our Black Oil division it often takes a few quarters to recognize increased additional per barrel margin, this is because of the fact that when we move into a new geographic location it takes us a period of time before we are able to realize and benefit from economies of scale.

Our Black Oil business, which includes our TCEP facility, the Marrero facility and now the Heartland facility, generated revenues of $170,912,949 for the year ended December 31, 2014, with cost of revenues of $160,057,229, producing a gross profit of $9,855,720.  During the year ended December 31, 2013, these revenues were $89,120,218 with cost of revenues of $82,229,131, producing a gross profit of $6,891,087.  Gross profit increased for the year ended December 31, 2014, compared to 2013, as a result of increased volumes processed through our various facilities.

Total volume company-wide increased 65% during fiscal 2014 compared to 2013, and our per barrel margin decreased approximately 46% for fiscal 2014, compared to 2013. This decrease was a result of increased costs to run the business as a result of the recent expansions into Columbus, Ohio and Marrero, Louisiana as well as the overall impact from the commodity markets during the second half of 2014.

Our Refining and Marketing division experienced an increase in production of 22% for its fuel oil cutter product for the year ended December 31, 2014, compared to the same period in 2013, and commodity prices decreased approximately 11% over the same period.    The average posting (U.S. Gulfcoast No. 2 Waterborne) during 2014 decreased $10.45 per barrel from $121.72 per barrel for 2013 to $111.30 per barrel for 2014.

Our pygas production increased 47% for the year ended December 31, 2014, compared to the same period in 2013 and commodity prices decreased approximately 8% for our finished product for 2014, compared to the same period in 2013.

Our gasoline blendstock volumes increased 68% for the year ended December 31, 2014 as compared to 2013.  The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) during 2014 decreased $0.22 per gallon from $2.77 per gallon for 2013 to $2.55 per gallon during 2014. The overall increase in revenues associated with our Refining and Marketing division was due to increases in volumes for the year ended December 31, 2014.

Overall volume for the Refining and Marketing division increased 42% during the year ended December 31, 2014, compared to the year ended December 31, 2013.  Margins per barrel decreased in the Refining and Marketing division as a result of market conditions as well as increased volumes from our fuel oil cutter product which does not carry as high a margin as the gasoline blendstock or pygas products.

Our TCEP technology generated revenues of $68,417,108 during the year ended December 31, 2014, with cost of revenues of $62,752,659, producing a gross profit of $5,664,449.  The per barrel margin for our TCEP product decreased 29% in fiscal 2014 as compared to same period during 2013.  This decrease was a result of increased operating costs during the fourth quarter of 2014 as well as a dramatic reduction in market pricing during the fourth quarter of 2014.

Our Recovery division includes the business operations of Vertex Recovery as well as that of E-Source which was acquired during the fourth quarter of 2013, We formed this segment as of the fourth quarter of 2013. Revenues for this division decreased during 2014 as compared to the same period in 2013. A large part of the decrease was associated with a large distressed diesel project that Vertex Recovery participated in during the third quarter of 2013 which resulted in a large one-time increase in revenues and gross profits during 2013. This division periodically participates in project works that are not ongoing, thus we expect to see fluctuations in revenue and gross profit from period to period. These projects are typically bid related and can take time to line out and get going; however we believe these are very good projects for the Company and we anticipate more in the upcoming periods.

Prevailing prices of certain commodity products can significantly impact our revenues and cash flows. As noted above the revenue variances from fiscal 2014 to 2013 were largely impacted due to the changes in commodity pricing between the two periods as detailed below.

The following table sets forth the high and low spot prices during 2013 for our key benchmarks.

2013
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.25	February 12	$2.60	May 31
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.21	February 15	$2.32	November 4
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$101.02	February 14	$87.49	April 17
NYMEX Crude oil (Dollars per barrel)	$110.53	September 6	$86.68	April 17
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during 2013 for our key benchmarks.

2014
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.00	March 3	$1.51	December 29
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.08	June 20	$1.18	December 22
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$94.94	June 24	$42.95	December 31
NYMEX Crude oil (Dollars per barrel)	$107.26	June 20	$53.27	December 31
Reported in Platt's US Marketscan (Gulf Coast)

We saw on average a fairly stable market in each of the benchmark commodities we track during 2013 and the first half of 2014. During the second half of 2014 and specifically during the fourth quarter the commodity markets experienced an extremely sharp decline due to overall global economic conditions mostly related to supply and demand for the products we track.

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

Gross profit decreased (11)% from $16,339,037 for the year ended December 31, 2013 to $14,612,152 for the year ended December 31, 2014, primarily due to the sharp decreases in commodity prices.

We had selling, general and administrative expenses (exclusive of acquisition related expenses) of $26,073,782 for the year ended December 31, 2014, compared to $11,472,842 from the prior year’s period, an increase of $14,600,940 or 127% from the prior period, due to an increase in overall administrative expenses generated by the new business lines and additional compensation expenses associated with employees acquired as a result of the acquisitions we made during 2014.  We incurred an additional $3,813,668 of one-time legal, accounting, auditing and investment banking expenses during the year ended December 31, 2014 related to the acquisition of assets from Omega, Heartland and other miscellaneous matters.

We had total other income of $4,634,742 for the year ended December 31, 2014, compared to total other expense of $439,771 for the year ended December 31, 2013. The main reasons for the increase in other income was a one-time $6,948,686 gain on bargain purchase, associated with the acquisition of the assets and operations from Omega and Heartland, offset by a $2.2 million increase in interest expense associated with the credit agreements, described below under “Liquidity and Capital Resources”. The Omega purchase qualified as a bargain purchase because the acquisition date amounts of the identifiable net assets acquired, excluding goodwill, exceeded the value of the consideration transferred. The difference is a gain as of the acquisition date. The bargain purchase resulted from the financial distress that Omega was in due to the large amount of debt held by Omega and the unexpected decrease in crack spreads that made the debt level overbearing. The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets transferred and liabilities assumed. The allocation of the purchase price is based on the best estimates of management. We incurred an additional $464,139 of one-time acquisition related expenses related to the acquisition of assets from Heartland during the year ended 2014. The Heartland purchase qualified as a bargain purchase because the acquisition date amounts of the identifiable net assets acquired, excluding goodwill, exceeded the value of the consideration transferred. The difference is a gain as of the acquisition date in the amount of $374,686.

We had a loss before income taxes of $5,859,879 for the year ended December 31, 2014 compared to income before income taxes of $6,611,432 for the year ended December 31, 2013, a decrease in net income before taxes of $12,471,311 or 189% from the prior year’s period.  The decrease in net income before taxes was largely due to the sharp decline during the fourth quarter of commodity prices, the increased operating expenses related to the new facilities acquired during 2014, in addition to the increased SG&A incurred as a result of the new business lines and additional employees.  We had a reduction in contingent liability during the 12 months ended December 31, 2014 of $5,248,588 which positively affected income from operations during 2014. During the 12 months ended December 31, 2013 we had a $2,238,750 reduction in contingent liability which positively affected income from operations during the prior period. We had an income tax expense of $11,763 during the 12 month period ended December 31, 2014, compared to an income tax benefit of $1,700,000 for the year ended December 31, 2013.

We had a net loss of $5,546,243 for the year ended December 31, 2014 compared to net income of $7,879,470 for the year ended December 31, 2013, a decrease in net income of $13,425,713 or 170% from the prior period for the reasons described above.

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

During the year ended December 31, 2014, the processing costs for our Refining & Marketing business located at KMTEX were $4,407,642. In addition, we have provided the results of operations for this segment of our business below during the same period.

Year Ended December 31, 2014
Refining & Marketing
Revenues	$72,695,922

Income (loss) from operations	$(318,107)

	Statements of Operations by Quarter
	Fiscal 2014				Fiscal 2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenues	$62,572,071	$76,903,516	$72,079,622	$47,349,658	$46,770,402	$46,830,647	$35,111,402	$33,254,801
Cost of revenues	66,040,281	72,846,322	63,200,942	42,205,170	41,340,555	41,945,879	32,556,738	29,785,043
Gross profit	(3,468,210)	4,057,194	8,878,680	5,144,488	5,429,847	4,884,768	2,554,664	3,469,758
Reduction of contingent liability	(3,371,836)	(1,876,752)	—	—	(388,750)	—	(1,850,000)	—
Selling, general and administrative expenses	9,621,143	6,801,396	6,075,517	3,587,489	4,359,857	2,495,748	2,395,745	2,221,492
Acquisition related expenses	994,603	259,235	1,959,418	600,412	17,150	—	—	36,592
Inventory impairment charge	467,911
Total selling, general and administrative expenses	7,711,821	5,183,879	8,034,935	4,187,901	3,988,257	2,495,748	545,745	2,258,084
Income (loss) from operations	(11,180,031)	(1,126,685)	843,745	956,587	1,441,590	2,389,020	2,008,919	1,211,674
Other income (expense)
Other income	223,255	109,980	7	370	4,809	—	7,598	25,289
Gain on bargain purchase	375,000	92,635	6,481,051	—	—	—	—	—
Other expense	—	—	(10,866)	—	(9,838)	(3,949)	—	(40,726)
Interest expense	(956,319)	(947,325)	(657,235)	(75,811)	(108,327)	(95,488)	(112,999)	(106,140)
Total other income (expense)	(358,064)	(744,710)	5,812,957	(75,441)	(113,356)	(99,437)	(105,401)	(121,577)
Income (loss) before income taxes	(11,538,095)	(1,871,395)	6,656,702	881,146	1,328,234	2,289,583	1,903,518	1,090,097
Income tax benefit (expense)	57,975	(57,975)	—	—	1,678,539	40,211	(12,248)	(6,502)
Net income (loss)	(11,480,120)	(1,929,370)	6,656,702	881,146	3,006,773	2,329,794	1,891,270	1,083,595
Net income (loss) attributable to non-controlling interest	—	—	344,380	(18,981)	(431,962)	—	—	—
Net income (loss) attributable to Vertex Energy, Inc.	$(11,480,120)	$(1,929,370)	$7,001,082	$862,165	$2,574,811	$2,329,794	$1,891,270	$1,083,595
Number of weighted average common shares outstanding
Basic	25,986,008	25,151,660	22,826,102	21,232,949	17,830,194	17,715,786	17,409,034	17,079,242
Diluted	25,986,008	25,151,660	24,847,456	21,738,018	20,182,829	19,997,257	19,887,288	20,139,182

	Statements of Operations by Segments
	Fiscal 2014				Fiscal 2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$46,028,775	$52,434,252	$48,878,522	$23,571,400	$23,660,574	$22,766,929	$19,493,407	$23,199,308
Cost of revenues	47,702,102	49,933,205	42,330,639	21,091,283	21,717,508	21,632,211	18,463,098	20,416,314
Gross profit	$(1,673,327)	$2,501,047	$6,547,883	$2,480,117	$1,943,066	$1,134,718	$1,030,309	$2,782,994
Refining & Marketing
Revenues	$14,694,971	$19,655,674	$18,517,819	$19,827,459	$16,749,930	$15,913,554	$14,234,204	$8,831,746
Cost of revenues	15,568,037	18,679,687	16,626,178	18,250,066	15,207,097	14,244,023	12,824,955	8,224,134
Gross profit	$(873,066)	$975,987	$1,891,641	$1,577,393	$1,542,833	$1,669,531	$1,409,249	$607,612
Recovery
Revenues	$1,848,325	$4,813,590	$4,683,281	$3,950,799	$6,359,898	$8,150,164	$1,383,791	$1,223,747
Cost of revenues	2,770,142	4,233,430	4,244,125	2,863,821	4,415,950	6,069,645	1,268,685	1,144,595
Gross profit	$(921,817)	$580,160	$439,156	$1,086,978	$1,943,948	$2,080,519	$115,106	$79,152

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2012

Set forth below are our results of operations for the three months ended December 31, 2013, as compared to the same period in 2012.

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Revenues	$46,770,402	$32,256,541	$14,513,861	45%

Cost of Revenues	41,340,555	29,290,855	12,049,700	41%

Gross Profit	5,429,847	2,965,686	2,464,161	83%

Reduction of contingent liability	(388,750)	—	(388,750)	(100)%

Selling, general and administrative expenses (exclusive of merger related expenses)	4,359,859	2,413,181	1,946,678	81%

Acquisition related expenses	17,150	101,964	(84,814)	(83)%

Total selling, general and administrative expenses	3,988,259	2,515,145	1,473,114	59%

Income from operations	1,441,588	450,541	991,047	220%

Other Income	4,809	—	4,809	100%
Other Income (expense)	(9,838)	158	(9,996)	(6,327)%
Interest Expense	(108,327)	(106,348)	(1,979)	2%
Total other income (expense)	(113,356)	(106,190)	(7,166)	7%

Income before income tax	1,328,232	344,351	983,881	286%

Income tax (expense) benefit	1,678,540	(207,000)	1,885,540	(911)%

Net income	3,006,772	137,351	2,869,421	2,089%

Net income attributable to non-controlling interest	(431,962)	—	(431,962)	(100)%

Net income attributable to Vertex Energy, Inc.	$2,574,810	$137,351	$2,437,459	1,775%

Each of our segments' gross profit during the three months ended December 31, 2013 and 2012 was as follows:

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Black Oil Segment
Total revenue	$23,660,574	$19,959,930	$3,700,644	19%
Total cost of revenue	21,717,508	18,063,709	3,653,799	20%
Gross profit	$1,943,066	$1,896,221	$46,845	2%

Refining & Marketing
Total revenue	$16,749,930	$11,595,766	$5,154,164	44%
Total cost of revenue	15,207,097	10,569,315	4,637,782	44%
Gross profit	$1,542,833	$1,026,451	$516,382	50%

Recovery
Total revenue	$6,359,898	$700,845	$5,659,053	807%
Total cost of revenue	4,415,950	657,831	3,758,119	571%
Gross profit	$1,943,948	$43,014	$1,900,934	4,419%

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

Overall gross profit increased 83% and our margin per barrel increased approximately 38% for the three months ended December 31, 2013, compared to the same period in 2012.  This improvement was a result of increased volumes, as well as cost benefits and savings created in connection with the acquisition of the various subsidiaries from Holdings and the various new subsidiary companies which increased our margins.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2012

Set forth below are our results of operations for the year ended December 31, 2013, as compared to the same period in 2012.

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenues	$161,967,252	$134,573,243	$27,394,009	20%

Cost of revenues	145,628,215	124,788,116	20,840,099	17%

Gross profit	16,339,037	9,785,127	6,553,910	67%

Reduction of contingent liability	(2,238,750)	—	(2,238,750)	100%

Selling, general and administrative expenses (exclusive of merger related expenses)	11,472,842	6,137,301	5,335,541	87%

Acquisition related expenses	53,742	1,256,576	(1,202,834)	(96)%

Total selling, general and administrative expenses	9,287,834	7,393,877	1,893,957	26%

Income from operations	7,051,203	2,391,250	4,659,953	195%

Other Income (expense)
Other income	37,696	1,740	35,956	2,066%
Other expense	(54,513)	—	(54,513)	100%
Interest expense	(422,954)	(135,364)	(287,590)	212%
Total other income (expense)	(439,771)	(133,624)	(306,147)	229%

Income before income tax	6,611,432	2,257,626	4,353,806	193%

Income tax benefit	1,700,000	1,400,641	299,359	21%

Net income	8,311,432	3,658,267	4,653,165	127%

Net income attributable to non-controlling interest	(431,962)	—	(431,962)	(100)%

Net income attributable to Vertex Energy, Inc.	$7,879,470	$3,658,267	$4,221,203	115%

Each of our segment’s gross profit during these periods was as follows:

	Year Ended December 31,
	2013	2012	$ Change	% Change
Black Oil Segment
Total revenue	$89,120,218	$89,132,373	$(12,155)	—%
Total cost of revenue	82,229,131	84,167,768	(1,938,637)	(2)%
Gross profit	$6,891,087	$4,964,605	$1,926,482	39%

Refining Segment
Total revenue	$55,729,434	$44,335,551	$11,393,883	26%
Total cost of revenue	50,500,209	39,581,947	10,918,262	28%
Gross profit	$5,229,225	$4,753,604	$475,621	10%

Recovery Segment
Total revenue	$17,117,600	$1,105,319	$16,012,281	1,449%
Total cost of revenue	12,898,875	1,038,401	11,860,474	1,142%
Gross profit	$4,218,725	$66,918	$4,151,807	6,204%

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

Our Black Oil business, through the use of the TCEP, generated revenues of $89,120,218 for the year ended December 31, 2013, with cost of revenues of $82,229,131, producing a gross profit of $6,891,087.  During the year ended December 31, 2012, these revenues were $89,132,373 with cost of revenues of $84,167,768, producing gross profit of $4,964,605.  Due to the Company now owning the TCEP technology as of December 31, 2013 and 2012, compared with only having a license to the technology during the majority of 2012 (which technology was acquired from Holdings as part of the acquisition, described above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”), our income from operations has been positively affected for the year ended December 31, 2013.  Prior to September 1, 2012, we operated this technology from CMT pursuant to a perpetual license agreement.  Gross profit increased for the year ended December 31, 2013, compared to 2012, as a result of increased volumes processed through our TCEP operation reduced feedstock costs through our H&H Oil operations as well as improved market conditions for the year ended December 31, 2013.

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

The below graph charts our total quarterly revenue over time from March 31, 2012 to December 31, 2014:

Liquidity and Capital Resources

The success of our current business operations is not dependent on extensive capital expenditures (although we plan to construct additional TCEP facilities in the future, which will require substantial capital expenditures, which may not be available on favorable terms, if at all), but rather on relationships with feedstock suppliers and end-product customers, and on efficient management of overhead costs.   Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations.  The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

We had total assets of $133,822,231 as of December 31, 2014 compared to $64,546,356 at December 31, 2013.  This significant increase was mainly due to the $46,680,000 of assets acquired from Omega in May 2014, as well as approximately $9,791,000 of assets acquired from Heartland in December 2014.  The increase was also due to the $3,338,448 increase in cash and cash equivalents as of December 31, 2014 compared to the year ended December 31, 2013.  Total current assets as of December 31, 2014 of $33,749,232 consisted of cash and cash equivalents of $6,017,076, accounts receivable, net, of

$9,936,948, accounts receivable - related party, net of $3,150,000, relating to the working capital loan, inventory of $12,620,616, prepaid expenses of $1,245,307, and costs in excess of billings of $779,285.  Long term assets consisted of fixed assets, net, of $56,161,348, notes receivable - related party of $8,308,000 in connection with amounts due from Omega Holdings, LLC, based on the purchase price allocated to the Nevada facility, which has not yet closed, a net intangible asset in the amount of $18,512,960, which primarily represents the value of the Company’s TCEP patents and the patents acquired from Omega, $4,922,353 of goodwill, $2,191,888 of deferred financing costs, $9,495,000 of deferred tax assets, and other assets of $481,450. Net fixed assets increased $41,070,172 mainly as a result of our acquisitions of certain assets and operations from Omega and Heartland in 2014 as described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”.

In addition, mainly as a result of the approximately $30.75 million of net operating losses that may be used to offset taxable income generated by the Company in future periods, the Company has recorded a deferred federal income tax asset of $9,495,000 as of December 31, 2014 and $5,684,000 as of December 31, 2013.  Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.

We had total current liabilities of $63,076,685 as of December 31, 2014 compared to $16,053,032 at December 31, 2013. This increase was largely due to the increase in our accounts payable, deferred revenue and increase in the current portion of long-term debt during the year ended December 31, 2014, compared to 2013, which accounts payable totaled $21,984,136 as of December 31, 2014, compared to $14,096,185 as of December 31, 2013, and which deferred revenue totaled $463,210 as of December 31, 2014, compared to $0 as of December 31, 2013, and which total portion of long-term debt totaled $40,136,584 compared to $1,956,847, which increase was in connection with the Omega Holdings acquisition (see Note 18). We had $492,755 of current portion of capital lease liabilities obtained in connection with the acquisition with Omega (described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”).

We had total liabilities of $75,202,259 as of December 31, 2014, including current liabilities of $63,076,685 and long-term liabilities of $12,125,574, which included $1,867,574 of long-term debt representing, $6,069,000 of contingent consideration relating to the earn-out payments associated with the Heartland acquisition described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”, and $4,189,000 of deferred federal income tax.

We had negative working capital of $29,327,453 as of December 31, 2014, compared to working capital of $8,042,589 as of December 31, 2013.  The decrease in working capital from December 31, 2013 to December 31, 2014 is mainly due to the increase in current portion of long-term debt and accounts payable and accrued expenses offset by increases in cash and cash equivalents, accounts receivable - related party, and inventory (as described above).

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

In February 2013, Bank of America, N.A. (“BOA”) agreed to lease the Company up to $1,025,000 of equipment to enhance the TCEP operation. Monthly payments are fixed for the sixty month duration of the lease at $13,328 per month.  The lease also provides an early buy-out right for the Company and a right for the Company to extend the lease at the end of its term.

As a result of the E-Source acquisition the Company has notes payable to various financial institutions, bearing interest at rates ranging from 6% to 6.35%, maturing from November, 2015 to April, 2023. The balance of the notes payable is $2,267,193 at December 31, 2014.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $491,620 at December 31, 2014.

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments of $2,662,105 were made during 2014 and the balance was $492,755 at December 31, 2014.

Future maturities of long term debt as of December 31, 2014 were as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on December 31, 2014
Bank of America	Revolving LOC	May, 2014	May, 2017	$20,000,000	$—
Goldman Sachs USA	Term Loan	May, 2014	May, 2019	40,000,000	39,100,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	520,219	492,755
Various institutions	Various	Various	Various	2,690,677	2,267,193
E-Source note	Note	January, 2014	December, 2014	854,050	145,344
Various institutions	Insurance premiums financed	Various	> 1 year	1,789,481	491,621
				$65,854,427	$42,496,913

Future contractual maturities on notes payable are summarized as follows:

Creditor	2015	2016	2017	2018	2019	Thereafter
Goldman Sachs USA	$39,100,000	$—	$—	$—	$—	$—
Pacific Western Bank	172,654	186,947	133,154	—	—	—
Various institutions	226,965	603,557	455,984	475,014	488,317	17,356
E-Source note	145,345	—	—	—	—	—
Various institutions	491,620	—	—	—	—	—
Totals	$40,136,584	$790,504	$589,138	$475,014	$488,317	$17,356

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032.  Related party leases include office facilities. Total rent expense for all operating leases for 2014, 2013, and 2012 is summarized as follows:

	2014	2013	2012
Related party leases	$45,000	$10,500	$629,904
Office leases	575,219	466,415	100,405
Plant Leases	3,142,400	—	—
Vehicle leases	425,026	375,646	33,012
	$4,187,645	$852,561	$763,321

Minimum future lease commitments as of December 31, 2014, are summarized as follows:

Year ending December 31	Related Party	Office Facilities	Vehicles	Plant Leases
2015	$45,000	$575,219	$400,276	$4,713,600
2016	60,000	453,154	454,301	4,713,600
2017	50,000	414,932	175,216	3,825,400
2018	50,000	312,466	57,710	1,132,000
2019	—	300,000	—	—
Thereafter	—	4,175,000	—	—
	$205,000	$6,230,771	$1,087,503	$14,384,600

Credit and Guaranty Agreement

Effective May 2, 2014, we and our newly formed subsidiary, Vertex Energy Operating, LLC (which was formed as a holding company to hold the Company’s operating subsidiaries, which were subsequently transferred to and are currently wholly-owned by Vertex Operating), as well as certain of our other direct and indirect subsidiaries as guarantors, entered into a Credit and Guaranty Agreement with Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender (“Agent”) , which was subsequently amended by a First Amendment to Credit and Guaranty Agreement (the “First Amendment”) dated December 5, 2014, and a Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”) dated March 26, 2015 (as amended to date, the “Credit Agreement”). The discussion of the Credit Agreement below takes into account the amendments affected by the First Amendment and Second Amendment.

Pursuant to the Credit Agreement, the Lender loaned us $40 million (the “Credit Agreement Loan”), which was evidenced by a Term Loan Note. Pursuant to the Credit Agreement, the Company has the option (subject to certain provisions of the Credit Agreement which provide for the Lender to have the option) to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate (defined below) and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the maximum rate at which reserves (including, without limitation, any basic marginal, special, supplemental, emergency or other reserves) are required to be maintained with respect thereto against “Eurocurrency liabilities” (as such term is defined in Regulation D) under regulations issued from time to time by the Board of Governors of the Federal Reserve System or other applicable banking regulator (the “Adjusted LIBOR Rate”), in each case subject to the terms and conditions of the Credit Agreement, and in each case plus between 5.5% and 9.5% per annum (7.5% per annum prior to our entry into the Second Amendment)(as provided in the Credit Agreement, based on several factors, including the Company’s total leverage ratio). Interest on the Credit Agreement is payable monthly in arrears, provided that upon any event of default the interest rate increases to 2% per annum in excess of the applicable interest rate then in effect (4% in the event the Required Payment defined below is not timely made). The amount owed under the Credit Agreement is due and payable on May 2, 2019.

Amortizing principal payments are due on the Credit Agreement Loan in the amount of $300,000 per fiscal quarter for June 30, 2014, September 30, 2014 and December 31, 2014, and $800,000 per fiscal quarter on September 30, 2015, thereafter through maturity (no amortization payments are due on March 31, 2015 or June 30, 2015, pursuant to the terms of the Second Amendment).   Additionally, in the event (a) we receive any sale proceeds from the sale of assets or insurance proceeds (each as described in greater detail in the Credit Agreement), in excess of $250,000, we are required to pay such sale proceeds, less certain deductions, as a prepayment of the Credit Agreement Loan, unless we decide to reinvest such proceeds in long-term production assets as described in the Credit Agreement; (b) we sell equity securities (subject to certain exceptions), we are required to use 100% of the proceeds from such sales to repay the Credit Agreement Loan, subject to certain exemptions, including up to $5 million to be used for working capital, permitted acquisitions, working capital of Vertex Refining Nevada and funds (which are required to total at least $10 million) which we were able to raise prior to June 30, 2014 (subject to the terms of the Credit Agreement) through the sale of securities; (c) we issue debt, we are required to prepay the Credit Agreement Loan in an amount equal to 100% of such funds received; (d) we have cash flow which exceeds certain pre-negotiated limits, we are required to use between 50% and 75% of such additional cash flow to repay the Credit Agreement Loan; (e) we receive tax refunds in excess of $100,000 in any year, we are required to use such funds to prepay the Credit Agreement Loan; (f) our total debt exceeds certain maximum debt ratios set forth in the Credit Agreement, we are required to immediately repay the Credit Agreement Loan in an amount equal to such excess debt; or (g) we receive any funds under the Omega Purchase Agreement, we are required to prepay the Credit Agreement Loan in an amount equal to such received funds, subject in each case to the terms and conditions of the Credit Agreement. We also have the right to make voluntary repayments of the Credit Agreement Loan in the minimum amount of $500,000 (and in multiples of $100,000) from time to time.

Except with respect to certain accounts, certain finished goods inventory and certain other reserves described in the Amended BOA Credit Agreement prior to March 26, 2015, and the MidCap Loan Agreement (described below) subsequent to March 26, 2015, the amount owed pursuant to the Credit Agreement is secured by a first priority security interest in all of our assets and all of the assets and securities of our direct and indirect subsidiaries and is also guaranteed by our subsidiaries pursuant to the terms of the Credit Agreement, a Pledge and Security Agreement and Mortgage (providing a security interest over certain of our real property assets).

The Credit Agreement contains customary representations, warranties, covenants for facilities of similar nature and size as the Credit Agreement, and requirements for the Company to indemnify the Lender and the Agent for certain losses. The Credit Agreement also includes various covenants (positive and negative) binding the Company, including, requiring that the Company provide the Agent with certain reports, provide the Agent notices of material corporate events and forecasts, limiting the amount of indebtedness the Company may incur (for example, the Company’s total indebtedness could not exceed between $30,000,000-$32,000,000 at any time prior to our entry into the Second Amendment, and cannot exceed $7 million (including not more than $6 million under the MidCap Credit Agreement through December 31, 2015), subject to certain exemptions set forth in greater detail in the Credit Agreement), and requiring us to maintain certain financial ratios, relating to consolidated EBITDA (which for the purposes of the Credit Agreement, never take into account the results of operations of Vertex Refining OH, LLC) and debt leverage including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Credit Agreement) to certain fixed charges (quarterly on a cumulative basis up to four consecutive quarters until December 31, 2014, and beginning pursuant to the Second Amendment on December 31, 2015, for the last two quarters ended December 31, 2015, and for subsequent cumulative quarters thereafter until such calculation takes into account the prior four quarters, and thereafter on a four quarter look back basis), for each applicable period beginning June 30, 2014 and ending December 31, 2014, of between 0.90:1.00 and 1.25:1.00 (depending on the applicable period) and for each applicable period beginning on December 31, 2015, of between 1.00:1.00 and 1.25:1.00 (depending on the applicable period) thereafter; maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for the applicable period (depending on the terms of the Credit Agreement such calculation is made for the prior 12 month period, the prior six month period or prior nine month period), for each quarter beginning June 30, 2014 and ending December 31, 2014, of between 4:1 and 2:1 (depending on the applicable period) and for each quarter after December 31, 2015 of between 4:1 and 2.5:1 (depending on the applicable period); maintaining consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for each applicable period (as provided in the Credit Agreement), of between $4.25 million and $13.5 million between the original date of the Credit Agreement and December 31, 2014, and between $1 million and $10 million from June 30, 2015 through the maturity date of the Credit Agreement (depending on the applicable quarter); maintaining at all times liquid cash on hand and available borrowings under other applicable credit agreements of at least $3 million through the date of the Second Amendment and of at least $750,000 after the date of the Second Amendment prior to June 30, 2015, $1.5 million at any time after June 30, 2015 and prior to December 31, 2015, $2 million at any time after December 31, 2015 and prior to June 30, 2016, and $2.5 million at any time after June 30, 2016 and prior to December 31, 2016, and $3 million at any time after December 31, 2016; and requiring Vertex OH to maintain not less than $500,000 in cash at all times. The Credit Agreement also provides that the Company is not authorized to make any “earn-out” payment under the Heartland Purchase Agreement, if an event of default exists under the Credit Agreement or if such payment would create an event of default under the Credit Agreement. Additionally, pursuant to the Second Amendment, we are required to raise at least $9.1 million by June 30, 2015, through the sale of equity, and pay such funds to the Lender as a mandatory pre-payment of the amounts due under the Credit Agreement (the “Required Prepayment”).

The Credit Agreement includes customary events of default for facilities of a similar nature and size as the Credit Agreement, including if a default occurs under certain material agreements of the Company; a judgment is obtained against the Company in an amount in excess of $250,000 or which could have a material adverse effect on the Company; and also provides that an event of default occurs if (a) Benjamin P. Cowart, the Company’s Chief Executive Officer, Chairman of the Board and largest shareholder, ceases to own and control at least 20% of the economic and voting interests of the Company (on a fully-diluted basis); (b) any person other than Mr. Cowart (i) obtains 30% of more of the voting or economic interest in the Company on a fully-diluted basis or (ii) obtains the power (whether or not exercised) to elect a majority of the members of the Board of Directors; (c) we cease to own and control 100% of Vertex Operating; (d) the majority of the seats (other than vacant seats) on the Board of Directors of the Company cease to be occupied by persons who either (i) were members of the Board of Directors of the Company on May 2, 2014, or (ii) were nominated for election by the Board of Directors of the Company, a majority of whom were directors on May 2, 2014 or whose election or nomination for election was previously approved by a majority of such directors; (e) Vertex II, GP, LLC (Vertex Operating’s wholly-owned subsidiary) ceases to be the sole general partner of any guarantor of the Credit Agreement that is a partnership; (f) a “change of control” or similar event shall occur; (g) we fail to make the Required Payment; or (h) any event, transaction or occurrence occurs, a result of which Benjamin P. Cowart shall for any reason cease to be actively engaged in the day-to-day management of the Company and its subsidiaries in the role he serves on May 2, 2014, unless (x) an interim successor reasonably acceptable to Agent and the Lender as required by the Credit Agreement is appointed within 10 days and (y) a permanent successor reasonably acceptable to the Agent and the Lender as required by the Credit Agreement is appointed within 60 days.

We also agreed to (a) pay the Agent a fee of $50,000 per year (including $50,000 paid upon our entry into the Second Amendment) as an administration fee pursuant to a fee letter with the Lender; and (b) agreed to pay the Agent certain prepayment fees in the event we prepay amounts owed under the Credit Agreement prior to March 26, 2018, provided no prepayment fee is due in connection with the Required Payment or certain other mandatory prepayments required under the terms of the Credit Agreement, subject to certain exceptions.

Additionally, in connection with our entry into the Credit Agreement, all parties to whom any deferred purchase price or “earn-out” obligations were owed by us executed and delivered to the Agent an Earnout Subordination Agreement, pursuant to which they agreed to not receive or demand any “earn-out” payments until the Lender is paid in full.

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

The Credit Agreement had a balance of $39,100,000 as of December 31, 2014.

As additional consideration for the Lender agreeing to the terms of the Second Amendment, we granted Goldman, Sachs & Co., an affiliate of the Lender (such initial holder and its assigns, if any, the “Holder”) a warrant to purchase 1,766,874 shares of our common stock which was evidenced by a Common Stock Purchase Warrant (the “Lender Warrant”). The Lender Warrant expires on March 26, 2022 and has an exercise price equal to the lower of (x) $3.395828553 per share; and (y) the lowest price per share at which we issue any common stock (or sets an exercise price for the purchase of common stock) between the date of our entry into the Lender Warrant and June 30, 2015. The Lender Warrant can be exercised by the Holder at any time after September 1, 2015, including pursuant to a cashless exercise. The Lender Warrant contains standard adjustment provisions in the event of stock splits, combinations, rights offerings, combinations and similar transactions. We are required to provide the Holder notice of certain corporate actions pursuant to the terms of the Lender Warrant. In the event that, prior to June 30, 2015, we prepay the amount owed under the Credit Agreement in an amount greater than $9.1 million (i.e., in an amount greater than the Required Payment) then the number of shares of common stock issuable upon exercise of the Lender Warrant is reduced by the pro rata amount by which the amount prepaid exceeds $9.1 million and is less than $15.1 million; provided that if, prior to June 30, 2015, we prepay at least $6 million in addition to the Required Payment (i.e., we prepay at least $15.1 million of the amount owed under the Credit Agreement by June 30, 2015) the Lender Warrant automatically terminates and the Holder has no rights under such Lender Warrant. The Lender Warrant includes piggy-back registration rights (subject to certain exceptions) beginning after September 1, 2015. Additionally, beginning September 1, 2015, the Holder (subject to the terms of the Lender Warrant) can demand that we register the shares of common stock issuable upon exercise of the Lender Warrant in the event the Holder is unable to rely on Rule 144 of the Securities Act of 1933, as amended, for the sale of the shares of common stock underlying the Lender Warrant, which demand rights require that we file and obtain effectiveness of the applicable registration statement within 90 days after such demand (or 120 days after such demand in the event of a “full review” by the Securities and Exchange Commission), provided that if we are unable to meet the deadlines above, we are required to pay to the Holder on the first business day after the 90- or 120-day period, as applicable, and each 30th day thereafter (pro rata for any period of less than 30 days) until the registration statement is effective, an amount of damages equal to one percent (1%) of the exercise price of the Lender Warrant multiplied by the aggregate of (i) the total number of shares of common stock then issuable upon exercise of the Lender Warrant; and (ii) any previously exercised shares not sold by the Holder (the “Warrant Damages”). In the event any registration statement is declared effective and thereafter the Board of Directors determines in good faith that the use of the registration statement should be suspended, and any suspension or suspensions exist for more than 30 days in a row or 45 days in any year, Warrant Damages are payable to the Holder on each 30th day thereafter (pro rata for any period of less than 30 days), provided that no suspension shall continue for more than 90 days without the prior written consent of the Holder. The Lender Warrant also included standard indemnification rights and requirements for us to continue filing reports with the SEC in order for the Holder to use Rule 144 of the Securities Act of 1933, as amended, for the sale of the shares of common stock issuable upon exercise of the Lender Warrant.

Amended and Restated Credit Agreement with Bank of America, N.A.

On May 2, 2014, we and Vertex Operating entered into an Amended and Restated Credit Agreement with BOA, which was amended by the parties’ entry into a First Amendment to Amended and Restated Credit Agreement on December 5, 2014 (as amended to date, the “Amended BOA Credit Agreement”). The Amended BOA Credit Agreement amended and restated the prior credit agreement we entered into with BOA in August 2012. Pursuant to the Amended BOA Credit Agreement, BOA agreed to loan us up to $20 million (the “BOA Loan”), subject to the terms of the Amended BOA Credit Agreement and certain lending ratios set forth therein, provided that the amount outstanding cannot exceed an amount equal to the total of (i) 80% of the Company’s accounts in which BOA has a first-priority perfected security interest; (ii) 65% of the Company’s finished-goods inventory in which BOA holds a first-priority perfected security interest, in each case subject to the terms and conditions of the credit agreement, plus (iii) certain reserves established by BOA.

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

The Amended BOA Credit Agreement contains customary representations, warranties, covenants and requirements for the Company to indemnify BOA and its affiliates. The Amended BOA Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, requiring that the Company comply with certain reporting requirements, provide notices of material corporate events and forecasts to BOA, and maintain certain financial ratios, relating to debt leverage, consolidated EBITDA, maximum debt exposure we can incur (provided that if we exceed such maximum debt exposure limit as set forth in the Amended BOA Credit Agreement, we are required to immediately repay any amount exceeding the limits set forth in the BOA Credit Agreement) and minimum liquidity, including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Amended BOA Credit Agreement) to certain fixed charges (cumulative for subsequent periods up to the first 12 months and thereafter on a 12 month basis), for each quarter beginning June 30, 2014, of not less than 1.25 to 1.00; maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Amended BOA Credit Agreement), for the prior 12 month period, for each quarter beginning June 30, 2014, of between 3.5 to 1 and 2 to 1 (depending on the applicable quarter); maintaining consolidated EBITDA (as calculated and adjusted in the Amended BOA Credit Agreement), for each fiscal quarter beginning June 30, 2014, and ending March 30, 2017, of between $4.25 million and $15.5 million (depending on the applicable quarter); and maintaining at all times (a) liquid cash on hand and (b) available drawdowns under the Amended BOA Credit Agreement, of at least $3 million. During the three month period ended September 30, 2014, an event of default occurred, provided that we terminated the Amended BOA Credit Agreement in March 2015, as described below.

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

We used and will use the proceeds borrowed pursuant to the Amended BOA Credit Agreement to consummate the transactions contemplated by the Initial Closing of the Omega Purchase Agreement, pay costs associated with the Amended BOA Credit Agreement and for working capital and other general corporate purposes.

The Amended BOA Credit Agreement had a balance of $0 as of December 31, 2014.

Effective on March 27, 2015, and in connection with our entry into the Second Amendment and MidCap Credit Agreement described above, we terminated the Amended and Restated Credit Agreement with BOA.

MidCap Loan Agreement

Effective March 27, 2015, the Company, Vertex Operating and all of the Company’s other subsidiaries other than E-Source and Golden, entered into a Loan and Security Agreement with MidCap Business Credit LLC (“MidCap” and the “MidCap Loan Agreement”). Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85% of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which have not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default has occurred or is continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement is subject to certain standard conditions and requirements.

Notwithstanding the above, the parties agreed that until such time as (i) we raise funds sufficient to pay the Required Payment (defined above), or (ii) we enter into an amendment with the Lender to remove the requirement that we make the Required Payment, the advance rate against Qualified Accounts is reduced to 53% (compared to 85% after such date) and the advance rate against Eligible Inventory is reduced to 31% (compared to 50% after such date). Additionally, the advance rate against Qualified Accounts is reduced by 1% for each percentage point by which the following calculation, expressed as a percentage, exceeds 3%: (a) actual bad debt write-downs, discounts, advertising allowances, credits, or other dilutive items, divided by (b) gross sales (excluding non-recurring items), for any applicable period as determined by MidCap.

Effective on the closing date of the MidCap Loan Agreement, MidCap loaned us $500,000.

We are required to make immediate pre-payments of outstanding principal owed under the MidCap Note in the amount certain thresholds are exceeded as set forth in the MidCap Loan Agreement. We are also required to provide MidCap certain monthly reports and accountings.

We agreed to pay MidCap certain fees in connection with the MidCap Loan Agreement including (a) a non-refundable fee equal to 0.75% of the $7 million credit limit ($52,500), which was due upon our entry into the MidCap Loan Agreement, and is due on each anniversary thereafter; (b) reimbursement for MidCap’s audit fees incurred from time to time; a collateral monitoring charge of 0.20% of the greater of the average outstanding balance of the MidCap Note (as defined below) at the end of each month or $3 million; (c) a fee equal to 0.75% of the difference between the credit limit of $7 million and the greater of (i) the amount actually borrowed, and (ii) $3 million, as calculated in the MidCap Loan Agreement, payable monthly in arrears and added to the balance of the MidCap Note; and (d) a one-time placement fee equal to 0.50% of the $7 million credit limit which we paid upon our entry into the MidCap Loan Agreement.

The MidCap Loan Agreement contains customary representations, warranties, covenants for facilities of similar nature and size as the MidCap Loan Agreement, and requirements for the Company to indemnify MidCap for certain losses. The Credit Agreement also includes various covenants (positive and negative), binding the Company and its subsidiaries, including not permitting the availability for loans under the MidCap Loan Agreement to ever be less than 10% of the credit limit ($700,000); prohibiting us from creating liens on any collateral pledged under the MidCap Loan Agreement, subject to certain exceptions; and prohibiting us from paying any dividends on capital stock, advancing any money to any person, guarantying any debt, creating any indebtedness, and entering into any transactions with affiliates on terms more favorable than those of an arms-length third party transaction.

The MidCap Loan Agreement includes customary events of default for facilities of a similar nature and size as the MidCap Loan Agreement, including the occurrence of any event resulting in the principal amount of any indebtedness in excess of $250,000 from any lender other than MidCap to be accelerated or to provide the right of such lender to accelerate such date; the judgment against us in the amount of $250,000 which is not satisfied or appealed within 30 days; any event, transaction or occurrence as a result of which Benjamin P. Cowart is not for any reason actively engaged in the day-to-day management of the Company and its subsidiaries, unless (A) an interim successor reasonably acceptable to MidCap is appointed within 10 days, and (B) a permanent successor reasonably acceptable to MidCap is appointed within 60 days; a change of control of the Company occurs (as defined and described in the MidCap Loan Agreement); the occurrence of any uninsured loss, theft, damage or destruction to any material asset(s) of us or our subsidiaries; and if the Company, its subsidiaries or their senior officers is criminally indicted or convicted for (A) a felony committed in the conduct of our business, or (B) any state or federal law (including the Controlled Substances Act, Money Laundering Control Act of 1986 and Illegal Exportation of War Materials Act) that could lead to forfeiture of any material property or any collateral of the Company. Upon the occurrence of an event of default, MidCap can declare all amounts due to MidCap immediately due and payable, charge us default interest, which is equal to 3% per annum above the then applicable interest rate in effect, and MidCap can take action to enforce its security interests over the collateral provided for in the MidCap Loan Agreement.

The MidCap Loan Agreement continues in effect until the second anniversary of the parties’ entry into the Agreement, subject to right of the parties, subject to mutual agreement, to extend such rights and agreement, provided that we have the right to terminate the MidCap Loan Agreement at any time with 60 days prior written notice. In the event we desire to terminate the MidCap Loan Agreement we are required to pay MidCap a termination fee of $70,000, subject to certain exceptions in the MidCap Loan Agreement. We also have the right to terminate the agreement without providing 60 days’ prior notice as long as we pay MidCap the equivalent amount of interest which would have been due (as calculated in the MidCap Loan Agreement) for such 60 day period, along with the $70,000 termination fee. In the event the MidCap Loan Agreement is terminated by MidCap upon the occurrence of an event of default, we are required to pay MidCap a fee of $70,000 upon such termination.

We also entered into a Revolving Note (the “MidCap Note”) to evidence amounts borrowed from MidCap from time to time under the MidCap Loan Agreement. Interest on the MidCap Note accrues at a fluctuating rate equal to the aggregate of: (x) the prime rate then effect, and (y) 1.75% per annum, or at such other rate mutually agreed on from time to time by the parties, based upon the greater of (i) any balance owing under the MidCap Note at the close of each day; or (ii) a minimum assumed average daily loan balance of $3 million. Interest is payable in arrears, on the first day of each month that amounts are outstanding under the MidCap Note.

We and each of our subsidiaries subject to the MidCap Loan Agreement are jointly and severally liable for the repayment of amounts owed under the MidCap Note. Pursuant to the MidCap Loan Agreement, we granted MidCap a security interest in substantially all of our assets and provided MidCap junior mortgages on all real estate which we own, subject to the first priority mortgages of the Lender. Finally, MidCap and the Lender entered into an Intercreditor Agreement, which governs which of the lenders have first and second priority security interests over our assets which are pledged as collateral in order to secure repayment of the amounts owed pursuant to the Credit Agreement and MidCap Loan Agreement.

Compliance with Covenants and Fulfillment of Conditions:

As of September 30, 2014 and December 31, 2014, the Company was not in compliance with certain covenants contained in its credit facilities, including the financial covenants noted below with Bank of America ("BOA") and Goldman Sachs Bank USA ("Goldman Sachs"):

•
The Company failed to make a prepayment of the term loan under the Goldman Sachs Credit Agreement in the amount of $6,299,567 on August 31, 2014, which was required because the Company did not maintain a less than 4:1 Ratio of Consolidated Total Debt to Consolidated Pro Forma Adjusted EBITDA for the twelve month period ending on August 31, 2014 was 4.6 and

•
The Company failed to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 for the period ending September 30, 2014 (the actual fixed charge coverage ratio for the period ending September 30, 2014 was 1.00 to 1.00 and the actual fixed coverage ratio for the period ending December 31, 2014 was > 1.25 to 1.00.

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

The credit facilities remained in default until our entry into the Second Amendment with the Lender (Goldman) which waived the prior defaults and restructured the Credit Agreement and the concurrent termination of the Amended and Restated Credit Facility with BOA.

Omega Secured Note

In connection with the Initial Closing of the Omega Purchase Agreement (described above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”), Omega Refining and Bango Refining provided Vertex Refining Nevada a Secured Promissory Note (the “Omega Secured Note”) in the aggregate amount of $13,858,067, which had a balance of $13,858,067 as of December 31, 2014, representing (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the Initial Closing (which included consideration relating to the assets acquired at the Initial Closing and which were planned to be acquired at the Final Closing) exceeded the value of assets acquired at the Initial Closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the Initial Closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory which was planned to be acquired at the Final Closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) advances totaling $4.15 million to satisfy accounts payable and other working capital related obligations of Omega after the Initial Closing (the “Draw Down Loans”); and (e) an additional loan of $1 million for capital expenditures (the “Capital Expenditure Loan”).

The Purchase Price Loan and the Draw Down Loans accrued interest at the short-term federal rate as published by the Internal Revenue Service from time to time (approximately 0.33% per annum as of the Initial Closing) prior to October 30, 2014, and thereafter at 9.5% per annum, payable monthly in arrears and have a maturity date of March 31, 2015. The First Inventory Loan and the Draw Down Loans accrue interest at the rate of 9.5% per annum beginning on May 31, 2014, and are due and payable on March 31, 2015. Upon an event of default under any of the loans, the loans accrue interest at 18% per annum until paid in full.

The repayment of the Secured Note is guaranteed by Omega Holdings pursuant to a Guaranty Agreement and secured by a security interest granted pursuant to the terms of the Secured Note and a Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing. Additionally, we have the right to set-off any amount due upon an event of default under the Secured Note against certain of the shares pledged by Omega in connection with the Initial Closing and the earn-out consideration due to Omega (provided that we have determined that no earn-out consideration will be due to Omega), subject to the terms of the Asset Purchase Agreement.

The Omega Secured Note had an outstanding balance of $3,150,000 as of December 31, 2014.

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

Management believes that our Credit Agreement and the MidCap Loan Agreement, in addition to projected earnings, will provide sufficient liquidity to fund our operations for the foreseeable future, although we may seek additional financing to fund acquisitions or other developments in the future. Additionally, we are required to raise funds in the future prior to June 30, 2015, in order to make the Required Payment (as described above) to the Lender.

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

Cash flows for the fiscal year ended December 31, 2014 compared to the fiscal years ended December 31, 2014 and 2013, 2012 were:

	Twelve Months Ended December 31,
	2014	2013	2012
Beginning cash and cash equivalents	$2,678,628	$807,940	$675,188
Net cash provided by (used in):
Operating activities	(1,525,488)	4,392,630	3,000,114
Investing activities	(40,205,030)	(2,467,136)	(3,148,025)
Financing activities	45,068,966	(54,806)	280,663
Net increase in cash and cash equivalents	3,338,448	1,870,688	132,752
Ending cash and cash equivalents	$6,017,076	$2,678,628	$807,940

Operating activities used cash of $1,525,488 for the year ended December 31, 2014 as compared to providing cash of $4,392,630 and $3,000,114 during the corresponding periods in 2013 and 2012, respectively.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities.  The primary reasons for the increase in cash used by operating activities are related to net loss of $5,871,642 and gain on acquisition of $6,948,686 relating to the accounting gain recognized on our acquisition of the assets and operations acquired from Omega, along with $5,248,588 of reduction in contingent consideration, offset by $7,255,722 of increase in accounts payable and accrued expenses and $4,277,843 of increase in depreciation and amortization.

Operating activities for 2013 provided cash of $4,392,630 for the year ended December 31, 2013. Our primary sources of liquidity for 2013 were cash flows from our operations and the availability to borrow funds under our credit facilities. The primary items effecting cash provided by operating activities were related to the net income of $8,311,432 generated during the year ended December 31, 2013 and the increase in accounts payable of $4,220,957 offset by an increase of $3,468,033 of accounts receivable, and a decrease of $256,729 in deposits. Additionally, non-cash items increasing net income included stock compensation, which provided $175,152 of liquidity and depreciation and amortization which contributed $2,320,735.

Operating activities provided cash of $3,000,114 for the twelve months ended December 31, 2012. Our primary sources of liquidity were cash flows from our operations and the availability to borrow funds under our credit facilities. The primary items effecting cash provided by operating activities were related to the net income of $3,658,267 generated during the year ended December 31, 2012 and the increase in accounts payable of $2,405,041, offset by $3,703,000 of deferred federal income tax asset, and a decrease of $235,557 in deposits. Additionally, non-cash items increasing net income included stock compensation, which provided $178,968 of liquidity and depreciation and amortization which contributed $711,555 of net cash.

Investing activities used cash of $40,205,030 for the year ended December 31, 2014 as compared to having used $2,467,136 and $3,148,025 during the corresponding periods in 2013 and 2012, respectively. Investing activities for the twelve months ended December 31, 2014 was mainly comprised of $31,114,140 in acquisition related payments associated with our acquisitions of assets from Omega and Heartland and our acquisition of a portion of E-Source during 2014 and $5,940,890 of purchase of fixed assets.

Investing activities used cash of $2,467,136 for the year ended December 31, 2013. Investing activities for the twelve months ended December 31, 2013, was mainly comprised of $3,142,694 in cash payments used to purchase miscellaneous operating assets, the E-Source business and a used oil collection customer base offset by a $675,558 refund associated with the purchase of fixed assets which we subsequently financed through a capital lease.

Investing activities used cash of $3,148,025 for the twelve months ended December 31, 2012. Investing activities in 2012 were comprised of $209,061 in cash payments related to the license of the TCEP (which was acquired as part of the Acquisition), $1,804,389 of net cash used in the Acquisition, and $1,134,575 used for the purchase of fixed assets.

Financing activities provided cash of $45,068,966 during the twelve months ended December 31, 2014, as compared to using cash of $54,806 in the corresponding period in 2013 and providing cash of $280,663 during the corresponding period in 2012. Financing activities in 2014 included $41,309,433 of proceeds from note payable relating to amounts borrowed from the Lender and $17,315,143 of proceeds relating to secondary stock offering, relating to the value of securities sold by us in private offerings, offset by $11,337,128 of payments on notes payable.

Financing activities used cash of $54,806 of cash during the twelve months ended December 31, 2013. Financing activities in 2013 included $60,936 of proceeds from the exercise of common stock warrants and $8,628,346 of net proceeds from an underwritten public offering of our common stock during the fourth quarter of 2013 (pursuant to which we sold 3,392,800 shares of common stock (when including the underwriter’s overallotment option) at a public offering price per share of $2.80), offset by $6,750,000 paid against amounts borrowed under the line of credit, and further offset by payments towards our credit facilities and other notes payable of $1,994,088.

Financing activities provided $280,663 of cash during the twelve months ended December 31, 2012. Financing activities in 2012 included $112,625 of proceeds from the exercise of common stock warrants and $750,000 of proceeds from amounts borrowed under a line of credit, offset by payments towards our credit facilities of $581,962.

Net Operating Losses

We intend to take advantage of any potential tax benefits related to net operating losses (“NOLs”) acquired as part of the World Waste merger.  As a result of the merger we acquired approximately $41.2 million of net operating losses that may be used to offset taxable income generated by the Company in future periods.

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2013, the Company had utilized approximately $13.4 million of these NOLs leaving approximately $27.8 million of potential NOLs as of December 31, 2014. The estimated net operating loss for the year ended December 31, 2014 was $13.8 million. The accumulated NOL as of December 31, 2014 is approximately $41.6 million.

Contractual Obligations

Our contractual obligations are included in our consolidated financial statements and the related notes thereto and appear under the caption “Financial Statements” beginning on page F-1 of this Annual Report on Form 10-K.

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

Basic and Diluted Income/Loss per Share.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined oil products. Our financial results can be significantly affected by changes in these prices which are driven by global economic and market conditions. We attempt to mitigate much of the risk associated with the volatility of relevant commodity prices by using our knowledge of the market to obtain feedstock at attractive costs, by efficiently managing the logistics associated with our products, by turning our inventory over quickly, and by selling our products into markets where we believe we can achieve the greatest value.  We believe that the current downward trend in natural gas prices coupled with increasing crude oil prices provides an attractive margin opportunity for our TCEP.

ITEM 8. Financial Statements and Supplementary Data

VERTEX ENERGY, INC.

CONTENTS TO FINANCIAL STATEMENTS

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vertex Energy, Inc.
We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. Vertex Energy, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertex Energy, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and is at risk of default of its debt agreements. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vertex Energy, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2015 expressed an adverse opinion.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 31, 2015

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, Texas 77042
Phone (713)800-4343 Fax (713)456-2408
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vertex Energy, Inc.
We have audited Vertex Energy, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vertex Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: (1) Accounting for construction-type contracts, E Source. E Source did not properly account for certain construction-type contracts. The Completed Contract Method of Accounting should have been applied. The error resulted in improper revenue recognition and a failure to immediately recognize losses when expected; (2) Management review controls. Controls related to management’s review of certain documentation prepared by a third party were found to be ineffective within the tax process and the acquisition process.  The review failed to catch errors in the tax accrual and inaccurate assumptions in the goodwill impairment analysis. In addition, there was a lack of timely management review of the financial statements and the disclosure checklists; (3) Accounts Receivable, Allowance for doubtful accounts and Inventory, lower of cost or market analysis. The analyses of these accounts were deemed to be incomplete as certain accounts, locations and inventory components were excluded.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 31, 2015 on those consolidated financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Vertex Energy, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, equity, and cash flows of Vertex Energy, Inc., and our report dated March 31, 2015 expressed an unqualified opinion and included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 31, 2015

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$6,017,076	$2,678,628
Accounts receivable, net	9,936,948	11,714,813
Accounts receivable, net - related party (Note 10)	3,150,000	—
Inventory	12,620,616	8,540,459
Prepaid expenses	1,245,307	1,161,721
Costs in excess of billings on uncompleted contracts	779,285	—
Total current assets	33,749,232	24,095,621
Non-current assets
Fixed assets	59,919,721	16,444,346
Less accumulated depreciation	(3,758,373)	(1,353,170)
Net fixed assets	56,161,348	15,091,176
Notes receivable - related party (Note 11)	8,308,000	—
Intangible assets, net	18,512,960	15,098,545
Goodwill	4,922,353	4,502,743
Deferred financing cost, net	2,191,888	74,271
Deferred tax assets	9,495,000	5,684,000
Other assets	481,450	—
Total non-current assets	100,072,999	40,450,735
TOTAL ASSETS	$133,822,231	$64,546,356
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,984,136	$14,096,185
Capital leases	492,755	—
Current portion of long-term debt	40,136,584	1,956,847
Deferred revenue	463,210	—
Total current liabilities	63,076,685	16,053,032
Long-term liabilities
Long-term debt	1,867,574	6,558,851
Contingent consideration	6,069,000	3,220,250
Deferred tax liabilities	4,189,000	378,000
Total liabilities	75,202,259	26,210,133
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value,
5,000,000 shares authorized and 630,419 and 1,319,002 shares issued and outstanding at December 31, 2014 and 2013,
respectively	630	1,319
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 28,108,105 and 21,205,609
issued and outstanding at December 31, 2014 and
December 31, 2013, respectively	28,109	21,206
Additional paid-in capital	46,595,472	19,579,732
Retained earnings	11,995,761	17,542,004
Total Vertex Energy, Inc. stockholders' equity	58,619,972	37,144,261
Non-controlling interest	—	1,191,962
Total equity	58,619,972	38,336,223
TOTAL LIABILITIES AND EQUITY	$133,822,231	$64,546,356

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	2014	2013	2012
Revenues	$258,904,867	$161,967,252	$134,573,243
Cost of revenues	244,292,715	145,628,215	124,788,116
Gross profit	14,612,152	16,339,037	9,785,127
Reduction of contingent liability	(5,248,588)	(2,238,750)	—
Selling, general and administrative expenses	26,073,782	11,472,842	6,137,301
Acquisition related expenses	3,813,668	53,742	1,256,576
Inventory impairment charge	467,911	—	—
Total selling, general and administrative expenses	25,106,773	9,287,834	7,393,877
Income (loss) from operations	(10,494,621)	7,051,203	2,391,250
Other income (expense)
Other income	333,612	37,696	1,740
Gain on bargain purchase	6,948,686	—	—
Other expense	(10,866)	(54,513)	—
Interest expense	(2,636,690)	(422,954)	(135,364)
Total other income (expense)	4,634,742	(439,771)	(133,624)
Income (loss) before income taxes	(5,859,879)	6,611,432	2,257,626
Income tax benefit (expense)	(11,763)	1,700,000	1,400,641
Net income (loss)	(5,871,642)	8,311,432	3,658,267
Net income (loss) attributable to non-controlling interest	325,399	(431,962)	—
Net income (loss) attributable to Vertex Energy, Inc.	$(5,546,243)	$7,879,470	$3,658,267
Earnings per common share
Basic	$(0.23)	$0.44	$0.30
Diluted	$(0.23)	$0.39	$0.25
Shares used in computing earnings per share
Basic	23,807,780	17,830,194	12,138,229
Diluted	23,807,780	20,182,829	14,866,134

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
	Common Stock Shares	Common Stock $.001 Par	Series A Preferred Stock Shares	Series A Preferred Stock $.001 Par	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on December 31, 2012	9,414,926	$9,415	4,426,639	$4,427	$3,319,388	$6,004,267	$—	$9,337,497
Exercise of stock options and warrants	91,335	91	—	—	112,534	—	—	112,625
Issuance of stock options and warrants	—	—	—	—	178,968	—	—	178,968
Issuance of restricted common stock	4,545,455	4,545	—	—	7,108,455	—	—	7,113,000
Conversion of preferred A stock to common	2,913,748	2,914	(2,913,748)	(2,914)	—	—	—	—
Net income	—	—	—	—	—	3,658,267	—	3,658,267
Balance on December 31, 2012	16,965,464	16,965	1,512,891	1,513	10,719,345	9,662,534	$—	20,400,357
Exercise of stock options and warrants	653,456	654	—	—	60,282	—	—	60,936
Issuance of stock options and warrants	—	—	—	—	175,152	—	—	175,152
Issuance of restricted common stock	3,392,800	3,393	—	—	8,624,953	—	—	8,628,346
Conversion of preferred A stock to common	193,889	194	(193,889)	(194)	—	—	—	—
Non-controlling interest related to E-Source acquisition	—	—	—	—	—	—	760,000	760,000
Net income	—	—	—	—	—	7,879,470	431,962	8,311,432
Balance on December 31, 2013	21,205,609	21,206	1,319,002	1,319	19,579,732	17,542,004	1,191,962	38,336,223
Exercise of stock options and warrants	615,971	615	—	—	369,722	—	—	370,337
Issuance of stock options and warrants	—	—	—	—	332,266	—	—	332,266
Issuance of restricted common stock	5,597,942	5,391	—	—	26,313,752	—	—	26,319,143
Conversion of preferred A stock to common	688,583	689	(688,583)	(689)	—	—	—	—
Non-controlling interest related to acquisition	—	208	—	—	—	—	(866,563)	(866,355)
Net income (loss)	—	—	—	—	—	(5,546,243)	(325,399)	(5,871,642)
Balance on December 31, 2014	28,108,105	$28,109	630,419	$630	$46,595,472	$11,995,761	$—	$58,619,972

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(5,871,642)	$8,311,432	$3,658,267
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	332,266	175,152	178,968
Depreciation and amortization	4,277,843	2,320,735	711,555
Bargain purchase gain	(6,948,686)	—	—
Deferred federal income tax	—	(1,944,000)	(1,432,000)
Inventory impairment charge	467,911	—	—
Reduction of contingent consideration	(5,248,588)	(2,238,750)	—
Changes in operating assets and liabilities:
Accounts receivable	714,698	(3,468,033)	128,184
Accounts receivable- related parties	—	—	2,459
Bad debt expense	2,013,167	—	—
Inventory	1,891,932	(2,670,338)	551,438
Prepaid expenses	(12,586)	(571,254)	(247,337)
Costs in excess of billings	(779,285)	—	—
Accounts payable and accrued expenses	7,255,722	4,220,957	304,861
Deferred revenue	463,210	—	—
Accounts payable-related parties	—	—	(620,724)
Other deposits	(81,450)	256,729	(235,557)
Net cash provided by (used in) operating activities	(1,525,488)	4,392,630	3,000,114
Cash flows from investing activities
Bango note receivable	(3,150,000)	—	—
Refund of asset acquisition	—	675,558	—
Acquisition, net	(31,114,140)	(539,325)	(2,013,450)
Purchase of fixed assets	(5,940,890)	(2,603,369)	(1,134,575)
Net cash used in investing activities	(40,205,030)	(2,467,136)	(3,148,025)
Cash flows from financing activities
Line of credit (payments) proceeds, net	—	(6,750,000)	750,000
Proceeds from exercise of common stock options and warrants	370,337	60,936	112,625
Proceeds from primary stock offering	17,315,143	8,628,346	—
Payments on contingent consideration	(136,662)	—	—
Proceeds from notes payable	41,309,433	—	—
Payments made on notes payable	(11,337,128)	(1,994,088)	(581,962)
Debt issuance cost	(2,452,157)	—	—
Net cash provided by (used in) financing activities	45,068,966	(54,806)	280,663
Net change in cash and cash equivalents	3,338,448	1,870,688	132,752
Cash and cash equivalents at beginning of the period	2,678,628	807,940	675,188
Cash and cash equivalents at end of period	$6,017,076	$2,678,628	$807,940
SUPPLEMENTAL INFORMATION
Cash paid for interest during the year	$2,636,690	$396,440	$128,838
Cash paid for income taxes during the year	$122,763	$136,334	$23,359
NON-CASH TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$689	$194	$2,914
Issued 2,701,601 shares of stock to purchase Heartland and Omega	$9,004,000	$—	$—
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Vertex Energy, Inc. (“Vertex Energy” or the “Company”), provides a range of services designed to aggregate, process and recycle industrial and commercial waste systems.  Vertex Energy currently provides these services in 13 states, primarily in the Gulf Coast and Central Midwest Region of the United States. Effective October 1, 2013, the Company acquired a 51% interest in E-Source Holdings, LLC ("E-Source"), a company that leases and operates a facility in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. Effective January 1, 2014, the Company purchased an additional 19% ownership interest in E-Source. On September 4, 2014, the Company acquired the remaining 30% interest in E-Source Holdings, LLC. On May 2, 2014, the Company completed its acquisition of substantially all of the assets of Omega Refining, LLC, located in Marrero Louisiana and Golden State Lubricant Works, LLC, located in Bakersfield, California, for the purpose of re-refining used lubricating oils into processed oils and other products for the distribution, supply and sale to end-customers with related products and support services. On December 5, 2014, the Company completed its acquisition of substantially all of the assets of Heartland Group Holdings, LLC, which operates a used lubricating oil re-refinery in Columbus, Ohio, and conducts used oil collection services throughout the Midwest.  See Note 18 for additional details on these acquisitions.

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

Black Oil

Through its Black Oil division, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 50 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company purchases the used oil from collectors and manages the logistics of transport, storage and delivery to our customers.  Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge.  In many cases, there are contractual purchase and sale agreements with the suppliers and customers, respectively.  These contracts are beneficial to all parties involved because they ensure a minimum volume is purchased from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. In addition, the Company operates its own re-refining operations at the Cedar Marine Terminal which uses the proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine the used oil into marine fuel cutterstock and a higher-value feedstock for further processing. The finished product is then sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend. Through the operations at our Columbus, Ohio facility we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.

Refining and Marketing

Through its Refining and Marketing division, which has been operational since 2004, Vertex Energy aggregates used motor oil, petroleum distillates, transmix and other off-specification chemical products.  These feedstock streams are purchased from pipeline

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Recovery

Through its Recovery division, which has been operational since 2002, Vertex Energy generates solutions for the proper recovery and management of hydrocarbon streams. The Company also provides industrial dismantling, demolition, decommissioning, investment recovery, and marine salvage services in industrial facilities. The Company owns and operates a fleet of trucks and heavy equipment used for processing, shipping and handling of reusable process equipment and other scrap.

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

•	H&H Oil, L.P. (“H&H Oil”) collects and recycles used oil and residual materials from customers based in Austin, Baytown, San Antonio and Corpus Christi, Texas.

•	E-Source Holdings, LLC (“E-Source”) provides dismantling and demolition services at industrial facilities throughout the Gulf Coast.

•	Vertex Refining, LA, LLC is a used oil re refinery based in Marrero, Louisiana and also has assets in Bell Chase, Louisiana.

•	Vertex Refining, NV, LLC is a base oil marketing and distribution company with customers throughout the United States.

•	Golden State Lubricant Works operates an oil storage and blend facility based in Bakersfield, California.

•
Vertex Refining, OH, LLC collects and re refines used oil and residual materials from customers throughout the Midwest. Refinery operations are based in Columbus, Ohio and has collection branches located in Norwalk, Ohio Zanesville, Ohio, Ravenswood, West Virginia, and Mt. Sterling, Kentucky.

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

Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any significant off balance sheet credit exposure related to its customers. The allowance was $2,013,167 and $0 at December 31, 2014 and 2013, respectively.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Inventory

Inventories of products consist of feedstocks and refined petroleum products and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable. The Company recognized an inventory impairment loss of $467,911 and $0 at December 31, 2014 and 2013, respectively.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Impairment of long-lived assets

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has determined that no impairment existed for the years ended December 2014 and 2013.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Earnings per share

Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

NOTE 3. GOING CONCERN

During the year ended December 31, 2014, an event of default occurred under our financing agreements (as described in Note 12). On March 26, 2015, the Company entered into a Second Amendment with Goldman Sachs Bank USA to amended that certain Credit and Guaranty Agreement entered into between the parties dated as of May 2, 2014 and amended by the First Amendment to Credit and Guaranty Agreement entered into on December 5, 2014 to among other things, provide for the waiver of the prior defaults and to restructure certain covenants and other financial requirements of the Credit and to allow for our entry into the MidCap Loan Agreement (see note 21). The agreement requires that we raise at least $9.1 million by June 30, 2015 through the sale of equity, and that we are required to pay such funds directly to the Lender as a mandatory pre-payment of the amounts due under the Credit Agreement If we fail raise the additional equity and to make the necessary prepayment by June 30, 2015, the lenders may exercise any and all rights and remedies available to them under their respective agreements, including demanding

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

immediate repayment of all amounts then outstanding or initiating foreclosure or insolvency proceedings. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4.  RELATED PARTIES

As a result of the acquisition of E-Source (described below in Note 18), the Company had one related party transaction. E-Source subleased office and building space from BBP Landtex, which was the 49% minority owner of E-Source Holdings, LLC through January 2014, when we acquired an additional 19% of E-Source, and a 30% minority owner of E-Source through September 2014, when we acquired the remaining 30% interest in E-Source, at which time it became a wholly-owned subsidiary. Rental payments under the lease were $3,500 per month. In addition, they pay a monthly fee for miscellaneous services and 75% of the utilities.

Effective October 3, 2014, the Company entered into a consulting agreement with its director, Timothy C. Harvey, pursuant to which Mr. Harvey agreed to provide consulting services to the Company in connection with overseeing the Company’s trading and selling of finished products and assisting the Company with finding the best markets for products from the Company’s facilities for a term of one year.  In consideration for agreeing to provide services under the agreement, the Company agreed to pay Mr. Harvey $10,000 per month, and to grant him an option to purchase up to 75,000 shares of the Company's common stock at an exercise price of $6.615 per share, the mean between the highest and lowest quoted selling prices of the Company's common stock on October 2, 2014 (the day immediately preceding the approval by the Board of Directors of the agreement), which vest at the rate of 1/4th of such options per year, subject to Mr. Harvey’s continued consulting, employment or service as a director of the Company, which options were granted under the Company's 2013 Stock Incentive Plan

NOTE 5.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the year ended December 31, 2014, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.

At December 31, 2014, 2013, and 2012 and for the years then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2014		2013		2012
	% of Revenues	% of Receivables	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	23%	7%	4%	23%	—%	—%
Customer 2	16%	16%	—%	—%	—%	—%
Customer 3	12%	10%	40%	21%	25%	54%
Customer 4	10%	10%	10%	—%	—%	—%
Customer 5	7%	9%	8%	20%	12%	15%
Customer 6	1%	—%	—%	—%	31%	—%
Customer 7	—%	—%	9%	—%	13%	—%

At December 31, 2014, 2013, and 2012 and the years then ended, the Company's segment revenues were comprised of the following customer concentrations:

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

	% of Revenue by Segment 2014			% of Revenue by Segment 2013			% of Revenue by Segment 2012
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	99%	—%	1%	88%	12%	—%	—%	—%	—%
Customer 2	100%	—%	—%	—%	—%	—%	—%	—%	—%
Customer 3	11%	89%	—%	31%	69%	—%	36%	64%	—%
Customer 4	—%	100%	—%	—%	100%	—%	—%	—%	—%
Customer 5	—%	100%	—%	—%	100%	—%	—%	100%	—%
Customer 6	100%	—%	—%	—%	—%	—%	—%	100%	—%
Customer 7	—%	—%	—%	63%	37%	—%	1%	99%	—%
Customer 8	—%	—%	—%	—%	100%	—%	—%	100%	—%

The Company had no significant vendor concentrations for the years ended December 31, 2014 and 2013. The Company purchases goods and services from two companies that represented 11% and 10% of total purchases for the year ended December 31, 2012.

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

It is possible that the Company may be unable to use these NOLs in their entirety.  The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste’s historical business, and the extent of the Company’s subsequent income. As of December 31, 2013, the Company had utilized approximately $13.4 million of these NOLs leaving approximately $27.8 million of potential NOLs as of December 31, 2014. The estimated net operating loss for the year ended December 31, 2014 was $13.8 million. The accumulated NOL as of December 31, 2014 is approximately $41.6 million.

Leases

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032.  Related party leases include office facilities. Total rent expense for all operating leases for 2014, 2013, and 2012 is summarized as follows:

	2014	2013	2012
Related party leases	$45,000	$10,500	$629,904
Office leases	575,219	466,415	100,405
Plant Leases	3,142,400	—	—
Vehicle leases	425,026	375,646	33,012
	$4,187,645	$852,561	$763,321

Minimum future lease commitments as of December 31, 2014, are summarized as follows:

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Year ending December 31	Related Party	Office Facilities	Vehicles	Plant Leases	Total
2015	$45,000	$575,219	$400,276	$4,713,600	$5,734,095
2016	60,000	453,154	454,301	4,713,600	5,681,055
2017	50,000	414,932	175,216	3,825,400	4,465,548
2018	50,000	312,466	57,710	1,132,000	1,552,176
2019	—	300,000	—	—	300,000
Thereafter	—	4,175,000	—	—	4,175,000
	$205,000	$6,230,771	$1,087,503	$14,384,600	$21,907,874

NOTE 6. FIXED ASSETS, NET

Fixed assets consist of the following:

	Useful Life (in years)	December 31, 2014	December 31, 2013
Equipment	7-20	$32,533,022	$7,372,306
Furniture and fixtures	7	133,824	110,926
Leasehold improvements	15	2,214,266	1,894,776
Office equipment	5	526,353	440,260
Vehicles	5	6,088,769	3,548,294
Construction in progress		15,870,487	1,064,784
Land		2,553,000	2,013,000
Total fixed assets		59,919,721	16,444,346
Less accumulated depreciation		(3,758,373)	(1,353,170)
Net fixed assets		$56,161,348	$15,091,176

Depreciation expense was $2,405,203, $1,018,003, and $295,801 for the years ended December 31, 2014, 2013, and 2012, respectively.

Equipment under construction in progress is related to TCEP technology improvements, refining equipment at the Marrero and Myrtle Grove facilities in Louisiana, and refining equipment in Fallon, Nevada.

NOTE 7. GOODWILL

At December 31, 2014 and 2013, goodwill totaled $4,922,353 and $4,502,743, respectively.  The increase in goodwill during 2014 is attributable to the acquisition of E-Source (as described in Note 18) and is allocated to the Recovery reporting segment. The excess purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The total carrying value of goodwill for all periods has been tested and it was determined that no impairment charges were necessary as of December 31, 2014.

The following table contains consideration paid in excess of the net assets of the Company's acquired, allocated to the respective business segment is as of December 31, 2014:

	Black Oil	Refining & Marketing	Recovery	Total
Balance as of December 31, 2013	$3,554,515	$—	$948,228	$4,502,743
Acquisitions	—	—	419,610	419,610
Balance as of December 31, 2014	$3,554,515	$—	$1,367,838	$4,922,353

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 8. INTANGIBLE ASSETS, NET

Components of intangible assets (all subject to amortization) consist of the following items:

		December 31, 2014			December 31, 2013
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5-8	$1,011,000	$205,742	$805,258	$659,000	$95,625	$563,375
Vendor relations	10	6,007,973	943,628	5,064,345	4,131,973	514,797	3,617,176
H&H Oil Trademark/Trade name	6-16	1,219,000	129,248	1,089,752	856,000	63,922	792,078
TCEP Technology/Patent	15	13,287,000	1,751,645	11,535,355	11,000,000	916,667	10,083,333
Non-compete agreements	3	139,000	120,750	18,250	73,000	30,417	42,583
		$21,663,973	$3,151,013	$18,512,960	$16,719,973	$1,621,428	$15,098,545

In the current year, the Company classified deferred financing costs as a separate line item on the balance sheet, which was previously included in intangible assets. For comparative purposes, amounts in prior years have been reclassified to conform to current year presentations (see Note 9).

Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.

Total amortization expense of intangibles was $1,868,865, $1,302,732, and $320,276 for the years ended December 31, 2014, 2013, and 2012, respectively.

Estimated future amortization expense is as follows:

2015	$1,753,658
2016	1,735,408
2017	1,718,257
2018	1,668,808
2019	1,333,635
Thereafter	10,303,194
$18,512,960

NOTE 9. DEFERRED FINANCING COSTS

Costs incurred in connection with financing activities are deferred and amortized over the terms of the relevant debt using the straight line method. Accumulated amortization at December 31, 2014, and December 31, 2013 was $340,860 and $1,580, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $2,191,888 and $74,271, as of December 31, 2014 and 2013, respectively.
NOTE 10. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at December 31:

	2014	2013
Accounts receivable	$10,253,663	$11,714,813
Allowance for doubtful accounts	(316,715)	—
Accounts receivable, net	$9,936,948	$11,714,813

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Related party accounts receivable, net, consists of the following at December 31:

	2014	2013
Accounts receivable, related party	$4,846,452	$—
Allowance for doubtful accounts	(1,696,452)	—
Accounts receivable, net - related party	$3,150,000	$—

Accounts receivable from related parties represents amounts due from Omega Holdings, LLC. Of the total related party receivable balance, $1,696,452 represents invoiced amounts that do not bear interest as of December 31, 2014. Based on management's assessment, the company recognized an allowance of $1,696,452 related to the receivable. The write off was necessary because the Company's receivable was unsecured and the amount that the Company may ultimately recover, if any, is not presently determinable.

As of December 31, 2014, $3,150,000 of the related party receivable balance represents short-term loans and carries an interest rate of 9.5%. No accrued interest is included in the balance. The amount is collateralized by insurance proceeds expected to be collected during in 2015.

NOTE 11. NOTE RECEIVABLE - RELATED PARTY

The related party note receivable represents amounts due from Omega Holdings, LLC. The $8,308,000 due to Vertex is based on the purchase price allocated to the Nevada facility, which has not yet closed. The note is collateralized by assets at the Nevada facility and carries an interest rate of 9.5% per annum. No accrued interest is included in the account balance. The aggregate receivable balance has been classified as noncurrent because they are not expected to be collected within one year from the balance sheet date. Based on management's assessment, no valuation allowance was deemed necessary as of December 31, 2014.

NOTE 12. LINE OF CREDIT AND LONG-TERM DEBT

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and to provide the Company with an additional $10,000,000 in the form of a revolving line of credit.

In May 2014, the Company entered into an amended and restated credit agreement with Bank of America. The amended credit agreement amended and restated the prior credit agreement entered into with Bank of America in September 2012. Pursuant to the agreement, Bank of America agreed to loan the Company up to $20,000,000 in the form of a revolving line of credit, subject to certain terms and lending ratios, to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate then in effect between 1.25% and 2% per annum or the Bank of America LIBOR rate plus between 2.35% and 3% (both ranges dependent upon the Company's leverage ratio from time to time). Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on May 2, 2017.  The balance on the revolving line of credit was $0 at December 31, 2014.

The financing arrangement discussed above is secured by a first priority security interest in all of the assets and securities of our direct and indirect subsidiaries. The loan includes various covenants binding upon the Company, including, requiring that the Company comply with certain reporting requirements, provide notices of material corporate events and forecasts to Bank of

America, and maintain certain financial ratios relating to debt leverage, consolidated EBITDA, maximum debt exposure, and minimum liquidity, including maintaining a ratio of quarterly consolidated EBITDA to certain fixed charges.
During the twelve month period ended December 31, 2014, an event of default occurred under the financing agreement (as described below) but we are currently working with our lenders to develop new amendments or modifications to our current agreements that would facilitate a mutually beneficial resolution. The default occurred as a result of our failure to satisfy certain requirements of the Credit Agreement including, but not limited to, the following:

•
The Company failed to make a prepayment of the term loan under the Goldman Sachs Credit Agreement in the amount of $6,299,567 which was due on August 31, 2014, which was required because the Company did not maintain a less than 4:1 Ratio of Consolidated Total Debt to Consolidated Pro Forma Adjusted EBITDA for the twelve month period ending on August 31, 2014 (The actual Ratio of Consolidated Total Debt for the twelve months ending August 31, 2014 was 4.6:1); and

•
The Company failed to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 for the period ending September 30, 2014 (the actual fixed charge coverage ratio for the period ending September 30, 2014 was 1.00 to 1.00).

On May 2, 2014, the Company entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA. Pursuant to the agreement, Goldman Sachs Bank USA loaned the Company $40,000,000 in the form of a term loan. As set forth in the Credit Agreement, the Company has the option to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the Adjusted LIBOR Rate. Interest on the Credit Agreement is payable monthly in arrears. Amortizing principal payments are due on the Credit Agreement Loan in the amount of $300,000 per fiscal quarter for June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, and $800,000 per fiscal quarter thereafter until maturity on May 2, 2019. The balance on the term loan was $39,100,000 at December 31, 2014.

The Goldman Sachs Bank USA financing arrangement is secured by all of the assets of the Company, but subordinate to the aforementioned Bank of America credit agreement. Amounts outstanding under this agreement have been recorded as current on the December 31, 2014 balance sheet.

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

If we fail to enter into formal forbearance agreements, cure the defaults, negotiate a waiver of the defaults under the credit agreements, or to negotiate mutually agreed upon amendments to the credit agreements to bring the Company into compliance with such credit agreements, the lenders may exercise any and all rights and remedies available to them under their respective agreements, including demanding immediate repayment of all amounts then outstanding under such credit agreements or initiating foreclosure or insolvency proceedings against us. As the credit agreements are secured by substantially all of our assets, there is a risk that if the lenders were to request the immediate repayment of such credit facilities and we did not have, and could not timely raise, funds to repay such obligations, that the lenders (or where applicable, their agents) could foreclose on our assets which could cause us to significantly curtail or cease operations. On March 26, 2015, the Company entered into a Second Amendment with Goldman Sachs Bank USA to amended that certain Credit and Guaranty Agreement entered into between the parties dated as of May 2, 2014 and amended by the First Amendment to Credit and Guaranty Agreement entered into on December 5, 2014 to among other things, provide for the waiver of the prior defaults and to restructure certain covenants and other financial requirements of the Credit and to allow for our entry into the MidCap Loan Agreement (see note 21).

The Company has notes payable to various financial institutions, bearing interest at rates ranging from 6% to 6.35%, maturing from November, 2015 to April, 2023.  The balance of the notes payable is $2,267,193 at December 31, 2014.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $491,621 at December 31, 2014.

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments of $2,662,105 were made during 2014 and the balance was $492,755 at December 31, 2014.

Effective January 1, 2014, the Company purchased an additional 19% ownership interest in E-Source Holdings, LLC ("E-Source") of which it had previously acquired 51%. In consideration for the additional interest the Company will pay $854,050 of which $200,000 was paid on April 11, 2014 and the remainder is to be paid monthly in $72,672 installments through December 31, 2014. The balance of the note payable is $145,344 at December 31, 2014 and was paid in full in January, 2015.

Future maturities of long term debt as of December 31, 2014 were as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on December 31, 2014
Bank of America	Revolving LOC	May, 2014	May, 2017	$20,000,000	$—
Goldman Sachs USA	Term Loan	May, 2014	May, 2019	40,000,000	39,100,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	520,219	492,755
Various institutions	Various	Various	Various	2,690,677	2,267,193
E-Source note	Note	January, 2014	December, 2014	854,050	145,344
Various institutions	Insurance premiums financed	Various	> 1 year	1,789,481	491,621
				$65,854,427	$42,496,913

Future contractual maturities of notes payable are summarized as follows:

Creditor	2015	2016	2017	2018	2019	Thereafter
Goldman Sachs USA	$39,100,000	$—	$—	$—	$—	$—
Pacific Western Bank	172,654	186,947	133,154	—	—	—
Various institutions	226,965	603,557	455,984	475,014	488,317	17,356
E-Source note	145,345	—	—	—	—	—
Various institutions	491,620	—	—	—	—	—
Totals	$40,136,584	$790,504	$589,138	$475,014	$488,317	$17,356

NOTE 13. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax income from continuing operations as a result of the following for the years ended December 31, 2014, 2013 and 2012:

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

	December 31, 2014	December 31, 2013	December 31, 2012
Statutory tax on book income	$(1,996,000)	$2,136,000	$768,000
Permanent differences	52,000	(746,000)	44,000
Net operating loss utilization	—	(969,000)	(812,000)
Change in valuation allowance	922,000	(1,700,000)	(1,408,000)
Other	1,033,763	(421,000)	7,359
Income tax expense (benefit)	$11,763	$(1,700,000)	$(1,400,641)

The components of income tax (benefit) expense for the years ended December 31, 2014 and 2013, and 2012 are as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Current federal tax expense	$11,763	$244,000	$31,359
Deferred federal tax benefit	—	(1,944,000)	(1,432,000)
Total federal tax expense (benefit)	$11,763	$(1,700,000)	$(1,400,641)

The cumulative tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, and 2012 are presented below:

	December 31, 2014	December 31, 2013	December 31, 2012
Deferred tax assets:
Alternative minimum tax credits	$220,000	$220,000	$130,000
Allowance for doubtful accounts	684,000	—	—
Accrued compensation	560,000	233,000	173,000
Contribution carryover	37,000	—	—
Net operating loss carry forwards	14,167,000	10,482,000	11,536,000
Less valuation allowance	(6,173,000)	(5,251,000)	(8,136,000)
Net deferred tax assets	$9,495,000	$5,684,000	$3,703,000

	December 31, 2014	December 31, 2013	December 31, 2012
Deferred tax liabilities:
Accelerated tax depreciation	$(4,189,000)	$(378,000)	$(341,000)
Net deferred tax liabilities	$(4,189,000)	$(378,000)	$(341,000)

The Company has determined that a valuation allowance of approximately $6,173,000 at December 31, 2014 is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized.

The Company is subject to examination by Federal and State tax authorities of the United for fiscal years 2011 through 2014.

At December 31, 2014, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $41.7 million acquired as part of the Merger between World Waste and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC. It is possible that the Company may be unable to use these NOLs in their entirety.  The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs. The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste's historical business, and the extent of the Company's subsequent income. The net operating loss carryforward will begin to expire in 2026.
The Company has not been audited by the Internal Revenue Service, but is subject to audit for the years 2010 through 2014.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 14. STOCK BASED COMPENSATION

The stock based compensation cost that has been charged against income by the Company was $332,266, $175,152, and $178,968 for the years ended December 31, 2014, 2013, and 2012 respectively, for options previously awarded by the Company.

Stock option activity for the years ended December 31, 2014, 2013, and 2012 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	3,073,334	$5.46	7.00	$990,995
Options granted	225,000	1.91	10.00	197,146
Options exercised	(65,000)	(1.47)	—	(5,239)
Options cancelled/forfeited/expired	(294,167)	(1.21)	—	(38,878)
Outstanding at December 31, 2012	2,939,167	$5.70	6.50	$1,144,024
Vested at December 31, 2012	2,283,237	$6.89	6.41	$709,902
Exercisable at December 31, 2012	2,283,237	$6.89	6.41	$709,902

Outstanding at December 31, 2012	2,939,167	$5.70	6.50	$1,144,024
Options granted	711,667	2.46	8.78	420,796
Options exercised	(405,000)	(1.19)	—	(89,080)
Options cancelled/forfeited/expired	(185,000)	(0.68)	—	(148,577)
Outstanding at December 31, 2013	3,060,834	$5.89	6.07	$1,327,163
Vested at December 31, 2013	2,268,334	$6.97	5.20	$722,143
Exercisable at December 31, 2013	2,268,334	$6.97	5.20	$722,143

Outstanding at December 31, 2013	3,060,834	$5.89	6.07	$1,327,163
Options granted	325,000	7.61	9.69	622,272
Options exercised	(637,750)	(0.88)	—	(264,990)
Options cancelled/forfeited/expired	(99,501)	(12.17)	—	(29,804)
Outstanding at December 31, 2014	2,648,583	$7.07	5.81	$1,654,641
Vested at December 31, 2014	1,820,480	$8.27	4.64	$654,948
Exercisable at December 31, 2014	1,820,480	$8.27	4.64	$654,948

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	1,245,311	$12.48	1.41	$142,065
Warrants granted	—	—	—	—
Warrants exercised	(37,500)	(1.08)	—	(10,626)
Warrants canceled/forfeited/expired	(44,503)	(25.00)	—	(2,550)
Warrants at December 31, 2012	1,163,308	$12.37	0.40	$128,889
Vested at December 31, 2012	1,150,808	$12.50	0.41	$123,289
Exercisable at December 31, 2012	1,150,808	$12.50	0.41	$123,289

Outstanding at December 31, 2012	1,163,308	$12.37	0.40	$128,889
Warrants granted	—	$—	0	$—
Warrants exercised	(631,250)	(1.65)	—	(30,029)
Warrants canceled/forfeited/expired	(524,975)	(25.38)	—	(95,960)
Warrants at December 31, 2013	7,083	$2.72	1.57	$2,900
Vested at December 31, 2013	833	$10.00	0.25	$100
Exercisable at December 31, 2013	833	$10.00	0.25	$100

Outstanding at December 31, 2013	7,083	$2.72	1.57	$2,900
Warrants granted	219,868	$3.01	5.00	$140,149
Warrants exercised	(833)	(10.00)	—	(100)
Warrants canceled/forfeited/expired	(6,250)	(1.75)	—	(2,800)
Warrants at December 31, 2014	219,868	$3.01	5.00	$140,149
Vested at December 31, 2014	109,934	$3.01	5.00	$140,149
Exercisable at December 31, 2014	109,934	$3.01	5.00	$140,149

The following table summarizes the assumptions used in assessing the above described option and warrant valuations:

	YEAR ENDED DECEMBER 31, 2014	YEAR ENDED DECEMBER 31, 2013	YEAR ENDED DECEMBER 31, 2012
Expected volatility	16-17%	20%	35-39%
Expected dividends	—%	—%	—%
Expected term (in years)	10	5-10	10
Risk-free rate	.67%	.64%	.35-.39%

NOTE 15. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the year ended December 31, 2014 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the year ended December 31, 2014 does not include options to purchase 1,078,668 shares and warrants to purchase 833 shares due to their anti-dilutive effect.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Basic Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$(5,546,243)	$7,879,470	$3,658,267
Denominator:
Weighted-average common shares outstanding	23,807,780	17,830,194	12,138,229
Basic earnings per share	$(0.23)	$0.44	$0.30

Diluted Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$(5,546,243)	$7,879,470	$3,658,267
Denominator:
Weighted-average shares outstanding	23,807,780	17,830,194	12,138,229
Effect of dilutive securities
Stock options and warrants	—	1,033,633	1,215,014
Preferred stock	—	1,319,002	1,512,891
Diluted weighted-average shares outstanding	23,807,780	20,182,829	14,866,134
Diluted earnings (loss) per share	$(0.23)	$0.39	$0.25

NOTE 16. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2014, there were 28,108,105 common shares issued and outstanding.

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

During the year ending December 31, 2014, 688,583 shares of the Company's Series A Preferred Stock were converted into 688,583 shares of our common stock on a one-for-one basis. Additionally, warrants to purchase 6,250 shares of the Company's common stock were exercised for a net of 6,250 shares of common stock with $10,937 of exercise price paid in cash; and options to purchase 637,750 shares of common stock were exercised for a net of 609,722 shares of common stock (when adjusting for a cashless exercise of such certain of such options and the payment, in shares of common stock ($205,125) and cash ($359,238), of an aggregate exercise price of $564,363 in connection with such exercises) and 609,722 shares of common stock were issued to the option holders in connection with such exercises.
In May 2014, 500,000 shares of our restricted common stock (valued at $3,266,000) were issued in connection with the initial closing of the Omega Refining acquisition (see Note 18).
In June 2014, 2,200,000 shares were sold in connection with a private offering of the Company's common stock for net proceeds of $15,803,000 after deducting offering costs of $1,247,000 from the $17,050,000 raised.

In August 2014, the Company granted one employee Incentive Stock Options to purchase an aggregate of 100,000 shares of the Company’s common stock, which have a term of ten years, and exercise price of $8.44 per share and vest at the rate of 25,000 of such options on the grant date and 18,750 on each of the first four anniversaries of the grant date.

In April 2014, the company granted two employees Incentive Stock Options to purchase an aggregate of 150,000 shares of the Company's common stock, which have a term of ten years, an average exercise price of $7.55, and vest at the rate of one quarter on each anniversary date of the grant. The options were granted under the Company’s 2013 Stock Incentive Plan, which is registered on a Form S-8 Registration Statement.

In September, 2014, 207,743 shares of Company's common stock, valued at $1,790,745, were issued as payment for the remaining 30% ownership in E-Source (additional information included in Note 18).
Effective October 3, 2014, we entered into a consulting agreement with our director, Timothy C. Harvey, pursuant to which Mr. Harvey agreed to provide consulting services to us in connection with overseeing our trading and selling of finished products and assisting us with finding the best markets for products from our facilities for a term of one year (automatically renewable thereafter unless either party provides the other 30 days written notice of their intent not to renew), provided that we can terminate the agreement at any time with thirty days prior written notice. In consideration for agreeing to provide services under the agreement, we agreed to pay Mr. Harvey $10,000 per month, and to grant him an option to purchase up to 75,000 shares of our common stock at an exercise price of $6.615 per share, the mean between the highest and lowest quoted selling prices of our common stock on October 2, 2014 (the day immediately preceding the approval by the Board of Directors of the agreement), which vest at the rate of 1/4th of such options per year, subject to Mr. Harvey’s continued consulting, employment or service as our director, which options were granted under the Company’s 2013 Stock Incentive Plan.

In December, 2014, 2,201,601 shares of our restricted common stock (valued at $5,349,000) were issued as consideration in connection with the Heartland acquisition (see Note 18).

In December, 2014, 488,598 shares of restricted common stock (valued at $1,470,680) and warrants to purchase 109,934 shares of common stock were sold to our Chief Executive Officer, which funds were required in connection with the Heartland acquisition. The warrants have a fair value of $74,074 (representing 45% warrant coverage in connection with the above sale of stock to our Chief Executive Officer). The warrants have a term of five years, an exercise price of $3.01 per share and cashless exercise rights beginning six months after the grant date, to the extent that the shares of common stock issuable are not registered with the U.S. Securities and Exchange Commission.
NOTE 17.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of December 31, 2014, there were 630,419 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

NOTE 18.  ACQUISITIONS

E-Source Holdings Transaction
Effective October 1, 2013 , the Company (through Vertex Operating, LLC, the Company’s wholly-owned subsidiary, “Vertex Operating”) acquired a 51% interest in E-Source Holdings, LLC (“E-Source”), a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. The consideration paid for the acquisition of E-Source was approximately $900,000 and the right of one of the sellers (the “Earn-Out Seller”) to earn additional earn-out payments of up to 15% of E-Source’s net income before taxes (valued at $748,000 at the time of acquisition), in the event certain calendar year net income thresholds are met, in calendar years 2014 through 2017, as well as a commission of 20% of the net income before taxes associated with certain future planned projects of E-Source required to be completed prior to December 31, 2014, as long as such applicable seller remains an employee of E-Source during such applicable periods. Effective on March 14, 2014, we entered into an amendment to our acquisition agreement with the Earn-Out Seller, and mutually agreed that the lesser of (a) 20% and (b) $100,000, per calendar year of earn-out payments due the Earn-Out Seller, if any, will be payable in shares of our restricted common stock, based on the average of the five closing sales prices of the Company’s common stock on the first five trading days of each applicable calendar year (each a “Valuation”) for which the earn-out consideration relates, provided that the parties mutually agreed to use a valuation of $3.2922 per share (the “2014 Valuation Price”) for any earn-out payments relating to the 2014 calendar year and further agreed that in no event will any future calendar year Valuation be less than the 2014 Valuation Price. On March 26, 2014, but effective January 1, 2014, the Company acquired an additional 19% interest in E-Source for $854,050 in cash consideration and the right to receive stock consideration (on January 31, 2015) in the amount of 207,743 shares of stock subject to certain performance metrics being met during 2014.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

In August 2014, Vertex Operating acquired the remaining 30% interest in E-Source, in consideration for the issuance of 207,743 shares of Company common stock and confirmation by the parties that the performance metrics relating to the 207,743 shares of common stock issuable in connection with the 19% acquisition would not be met. The transaction was recorded as additional paid in capital and a reduction of the non-controlling interest in accordance with ASC 810-10-45. Concurrent with the transaction, the Company paid $136,662 against the original contingent earn-out liability of $748,000 and wrote off $611,338 because certain terms of the contingent consideration agreement were not met by the acquiree. Following this transaction, E-Source became a 100% wholly-owned subsidiary of Vertex Operating.

E-Source leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.   E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials.

Omega Refining Transaction

On May 2, 2014, the Company completed its acquisition of substantially all of the assets of Omega Refining, LLC (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chaise, Louisiana ("Omega Refining") and ownership of Golden State Lubricant Works, LLC for the purpose of re-refining used lubricating oils into processed oils and other products for the distribution, supply and sale to end-customers with related products and support services. The purchase price paid at the closing was approximately $28,764,000 in cash, 500,000 shares of our restricted common stock (valued at $3,266,000) and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Omega Refining in connection with the initial closing.  We also agreed to provide Omega Holdings a loan in the amount of up to approximately $13,800,000.

The acquisition was accounted for under the purchase method of accounting, with the Company identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration paid by the Company was allocated to Omega Refining's net tangible assets and intangible assets based on their estimated fair values as of May 2, 2014. The transaction resulted in a bargain purchase of $6,574,000 recognized in net income as an acquisition-date gain. During the twelve month period ending December 31, 2014, an additional $92,635 bargain purchase gain was recognized after capital lease balances were trued up, resulting in a total bargain purchase gain of $6,574,000. The Omega Refining purchase qualifies as a bargain purchase since the acquisition date amounts of the identifiable net asset acquired, excluding goodwill ($39,010,000), exceed the value of the consideration transferred ($32,436,000). The difference of $6,574,000 is a gain as of the acquisition date. The bargain purchase resulted from the financial distress that Omega was in due to the large amount of debt held by Omega and the unexpected decrease in crack spreads that made the debt level overbearing. The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets transferred and liabilities assumed. The allocation of the purchase price is based on the best estimates of management.
The following information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Cash and cash equivalents	$406,000
Accounts receivable	950,000
Inventory	4,192,000
Prepaid expenses	71,000
Property, plant and equipment	30,000,000
Deposits	400,000
Bango secured note issued by vertex	8,308,000
Technology	2,287,000
Non-compete agreements	66,000
Total identifiable net assets	$46,680,000
Less liabilities assumed, including contingent consideration	(7,670,000)
Gain on purchase	(6,574,000)
Total purchase price	$32,436,000

The Company incurred $2,559,830 in costs associated with the Omega Refining acquisition. These included legal, accounting, environmental and investment banking.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following table summarizes the cost of amortizable intangible assets related to the Omega acquisition:

	Estimated Cost	Useful life (years)
Non-competes	$66,000	1
Technology	2,287,000	15
Total	$2,353,000

The results of Omega are included in the consolidated financial statements subsequent to May 2, 2014. The following schedule contains pro-forma consolidated results of operations for the years ended December 31, 2014 and 2013 as if the acquisition occurred on January 1, 2013. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2013, or of results that may occur in the future (amounts in thousands other than earnings per share):

	Twelve Months Ended December
	2014		2013
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$258,904,867	$297,530,020	$161,967,252	$301,996,638
Income from operations	(10,494,621)	(9,690,082)	7,051,203	4,629,228
Net income (loss)	(5,871,642)	(5,264,085)	8,311,432	1,264,292
Net income (loss) attributable to non-controlling interests	325,399	325,399	(431,962)	(431,962)
Net income (loss) attributable to Vertex Energy, Inc.	$(5,546,243)	$(4,938,686)	$7,879,470	$832,330
Earnings (loss) per common share-Basic	$(0.23)	$(0.21)	$0.44	$0.05
Earnings (loss) per common share-Diluted	$(0.23)	$(0.21)	$0.39	$0.04

Heartland Group Holdings, LLC

On December 5, 2014 (the “Closing”), we closed the transactions contemplated by the October 21, 2014 Asset Purchase Agreement by and among the Company; Vertex Refining OH, LLC (“Vertex OH”), a wholly-owned subsidiary of Vertex Energy Operating, LLC (“Vertex Operating”), a wholly-owned subsidiary of the Company; Vertex Operating; and Heartland Group Holdings, LLC (“Heartland”), as amended by the First Amendment to Purchase Agreement dated November 26, 2014, the Second Amendment to Purchase Agreement dated December 5, 2014 and the Third Amendment to Purchase Agreement dated March 4, 2015 (the Asset Purchase Agreement as amended by the First Amendment, Second Amendment and Third Amendment, the “Heartland Purchase Agreement”).

In connection with the Closing, we acquired substantially all of the assets of Heartland related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products for the distribution, supply and sale to end-customers, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio (provided that the acquisition of the Norwalk, Ohio location is subject to the terms and conditions of the Second Amendment), and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”) and assumed certain liabilities of Heartland associated with certain assumed and acquired agreements (collectively, the “Acquired Business”). The main assets excluded from the purchased assets pursuant to the Heartland Purchase Agreement were Heartland’s cash and cash equivalents, receivables, certain prepaid expenses, refunds and related claims, rights to certain tax refunds, certain assets used in the operations of Heartland which are used more than incidentally by Heartland’s majority equity owner (Warren Distribution, Inc. (“Warren”)) in connection with the operation of its other businesses and certain real property.

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

 The acquisition was accounted for under the purchase method of accounting, with the Company identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration paid by the Company was allocated to Heartland’s net tangible assets and intangible assets based on their estimated fair values as of December 5, 2014. The transaction resulted in a bargain purchase of $375,000 recognized in net income as an acquisition-date gain. The Heartland purchase qualifies as a bargain purchase since the acquisition date amounts of the identifiable net asset acquired, excluding goodwill ($12,382,000), exceed the value of the consideration transferred ($12,007,000). The difference of $375,000 is a gain as of the acquisition date. The bargain purchase resulted from the financial distress that Heartland was in due to the large amount of debt held by Heartland and the unexpected decrease in crack spreads that made the debt level overbearing. The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets transferred and liabilities assumed. The allocation of the purchase price is based on the best estimates of management.
Additionally, as described below, an Inventory True-Up is to occur 60 days after Closing which may either increase or decrease the purchase price paid by the Company in connection with the difference between the expected inventory delivered and actual inventory delivered by Heartland at closing.

The parties agreed that any amount due to Heartland in consideration for inventory on hand which was purchased at Closing, based on a preliminary valuation of such inventory by the parties, would be paid in shares of the Company’s restricted common stock, based on the volume weighted average prices of the Company’s common stock on the NASDAQ Capital Market on the ten (10) trading days (the “VWAP”) immediately prior to closing (the “Inventory Purchase”), which totaled $3.56 (the “Closing VWAP”), provided that the post-closing adjustment which is required to take place 60 days after closing, based on the actual physical inventory delivered at closing, is also payable in shares of restricted common stock (if amounts are payable by the Company in connection with such reconciliation) based on the then VWAP (the “Inventory True-Up”).

Heartland also has the right pursuant to the terms of the Heartland Purchase Agreement to earn additional earn-out consideration of up to a maximum of $8,276,792, based on total EBITDA related to the Heartland Business during the twelve month period beginning on the first day of the first full calendar month commencing on or after the first anniversary of the closing (the “Earnout Period”), as follows (as applicable, the “Contingent Payment”):

EBITDA generated during Earnout Period	Contingent Payment Due
Less than $1,650,000	$—
At least $1,650,000	$4,138,396
More than $1,600,000 and less than $3,300,000	Pro-rated between $4,138,396 and $8,276,792
$3,300,000 or more	$8,276,792

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

Additionally, we are required to file a registration statement within 135 days of the Closing registering at least 1,189,637 shares of the Company’s common stock and use commercially reasonable efforts to obtain effectiveness of the registration statement within 30 days of the filing date if the SEC does not review the registration statement or within 105 days of the filing date if the SEC does review the registration statement filing, which registration statement was timely and became effective within the required time period. Pursuant to the Heartland Purchase Agreement, Heartland agreed to not sell more than 50,000 shares of the Company’s

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

common stock each week, if otherwise permitted pursuant to applicable law and regulation. Following the Third Amendment, the parties agreed to extend the date that we are required to file a registration statement to register shares of common stock issued by us to Heartland in connection with the closing of the Asset Purchase Agreement to within 135 days of the closing (which date was previously 90 days from the closing) and that we are required to use commercially reasonable efforts to obtain effectiveness of the registration statement within 30 days of the filing date if the Securities and Exchange Commission (“SEC”) does not review the registration statement or within 105 days of the filing date if the SEC does review the registration statement filing.

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date:

Inventory	$2,248,000
Property, plant and equipment	7,543,000
Customer relationships	352,000
Vendor relationships	1,876,000
Tradename	363,000
Total identifiable net assets	$12,382,000
Gain on purchase	(375,000)
Total purchase price	$12,007,000
The Company incurred $464,139 in costs associated with the Heartland acquisition. These included legal, accounting, environmental and investment banking.

The following table summarizes the cost of amortizable intangible assets related to the Heartland acquisition:

	Estimated Cost	Useful life (years)
Customer relations	$352,000	9
Vendor relationships	1,876,000	10
Tradename	363,000	15
Total	$2,591,000

The results of Heartland are included in the consolidated financial statements subsequent to May 2, 2014. The following schedule contains pro-forma consolidated results of operations for the years ended December 31, 2014 and 2013 as if the acquisition occurred on January 1, 2013. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2013 or of results that may occur in the future (amounts in thousands other than earnings per share):

	Twelve Months Ended December
	2014		2013
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$258,904,867	$285,858,265	$161,967,252	$193,815,354
Income (loss) from operations	(10,494,621)	(15,458,159)	7,051,203	2,067,549
Net Income (loss)	(5,871,642)	(50,992,328)	8,311,432	1,338,672
Net (loss) attributable to non-controlling interests	325,399	325,399	(431,962)	(431,962)
Net income (loss) attributable to Vertex Energy, Inc.	$(5,546,243)	$(50,666,929)	$7,879,470	$906,710
Earnings (loss) per common share-Basic	$(0.23)	$(2.13)	$0.44	$0.02
Earnings (loss) per common share-Diluted	$(0.23)	$(2.13)	$0.39	$0.04

NOTE 19.  CONTINGENT CONSIDERATION

As part of the consideration paid in connection with the acquisition of Vertex LP as discussed in Note 1, if certain earning targets are met, the Company has to pay the seller approximately $2,233,000 annually in 2013, 2014 and 2015. The earn-out targets were not met for 2013 and the earn-out consideration was adjusted accordingly. As of December 31, 2014, it has been determined that the 2014 earnings target will not be met and the contingent consideration has been reduced by $1,555,000, which represents the discounted cash flow for year two. It has also been determined that the 2015 earnings target will not be met and the contingent consideration has been reduced by $1,306,000, which represents 100% of the discounted cash flows for year three.

As part of the consideration paid in connection with the acquisition of Omega Refining (see Note 18), the Company has agreed to pay the seller additional earn-out consideration in the event that certain EBITDA targets are met (a) during any twelve month period during the eighteen month period commencing on the first day of the first full calendar month following the May 2, 2014 initial closing date (which targets begin at $8,000,000 of EBITDA during such twelve month period) of up to 470,498 shares of common stock of the Company; and (b) during the calendar year ended December 31, 2015 (which targets begin at $9,000,000 of EBITDA) of up to 770,498 shares of common stock of the Company, in each case subject to adjustment for certain capital expenditures. As of December 31, 2014, the contingent consideration has been evaluated by management and reduced by $2,165,000, which represents 100% of the contingent liability related to the Omega Refining acquisition.

As part of the consideration paid in connection with the acquisition of 51% of E-Source, if certain targets are met, the Company has to pay the seller approximately $260,000 annually in 2014, 2015, 2016 and 2017. The Company has recorded contingent consideration of $748,000, which is the discounted cash flows of the earn-out payments. Of this amount, $136,662 was paid during the three months ended September 30, 2014 and the remaining $611,338 was written off. The write off was triggered because certain terms of the contingent consideration agreement were not met by the acquiree.
As part of the consideration paid for Heartland (see Note 18), the Company has agreed to pay the seller additional earn-out consideration of up to a maximum of $8,276,792, based on total EBITDA related to the Heartland Business during the twelve month period beginning on the first day of the first full calendar month commencing on or after the first anniversary of the closing. Any Contingent Payment due is payable 50% in cash and 50% in shares of the Company’s common stock. Additionally, the amount of any Contingent Payment is reduced by two-thirds of the cumulative total of required capital expenditures incurred at Heartland’s refining facility in Columbus, Ohio, which are paid or funded by Vertex OH after the Closing, not to exceed $866,667, which capital expenditures are estimated to total $1.3 million in aggregate.
NOTE 20.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions.  Segment information for the years ended December 31, 2014 , 2013 and 2012, are as follows:

YEAR ENDED DECEMBER 31, 2014
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$170,912,949	$72,695,922	$15,295,996	$258,904,867
Net loss from operations	$(6,524,843)	$(318,107)	$(3,651,671)	$(10,494,621)
Total Assets	$122,691,362	$4,471,858	$6,659,011	$133,822,231

YEAR ENDED DECEMBER 31, 2013
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$89,120,218	$55,729,434	$17,117,600	$161,967,252
Net income from operations	$1,057,254	$3,044,773	$2,949,176	$7,051,203
Total Assets	$48,172,680	$8,817,544	$7,556,132	$64,546,356

YEAR ENDED DECEMBER 31, 2012
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$89,132,373	$44,335,551	$1,105,319	$134,573,243
Net income (loss) from operations	$(764,246)	$3,162,150	$(6,654)	$2,391,250
Total Assets	$44,581,361	$4,254,082	$266,934	$49,102,377

NOTE 21. SUBSEQUENT EVENTS

In February 2015, a holder of Series A Convertible Preferred Stock of the Company converted 17,476 shares of our Series A Convertible Preferred Stock into 17,476 shares of our common stock.

On January 7, 2015, Vertex Refining NV, LLC ("Vertex NV"), an indirect wholly-owned subsidiary of the Company entered into a First Amendment to Secured Promissory Note (the "First Amendment") with Omega Refining, LLC ("Omega Refining") and Bango Refining NV, LLC ("Bango Refining" and together with Omega Refining, "Omega"). The First Amendment amended that certain Secured Promissory Note dated May 2, 2014 in the original principal amount of $13,858,067 pursuant to which Omega was the borrower and Vertex NV was the lender (the "Secured Note") to allow for an increase in the amount of such Secured Note to permit an outstanding principal balance of up to $14,358,067. Omega originally entered into the Secured Note to evidence amounts to be loaned by Vertex NV to Omega pursuant to the terms and conditions of that certain Asset Purchase Agreement entered into on March 17, 2014 (as amended to date, the "Asset Purchase Agreement"), by and among the Company, certain of the Company's wholly-owned subsidiaries, Omega and Omega Holdings Company LLC, as previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 6, 2014.

The $500,000 increase in the principal amount of the Secured Note was in connection with an additional advance by Vertex NV to Omega of $500,000 on January 14, 2015, a $500,000 reduction in the amount of permitted used motor oil inventory deferral by Omega under the terms of the Secured Note and the commitment of Vertex NV to make an additional advance of $500,000 to Omega (less, in the option of Vertex NV, amounts then owed by Omega to Vertex Operating under a previously entered into tolling agreement) on January 31, 2015.

Pursuant to the Heartland Asset Purchase Agreement (see Note 18). In March, 2015, the parties agreed to a true up of the inventory of the Acquired Business sixty days after the Closing (February 3, 2015). Pursuant to the true up, any additional amount owed by the Company to Heartland for inventory at Closing (less amounts already paid for at Closing) was to be paid in shares of the Company's restricted common stock, based on the volume weighted average prices of the Company's common stock on the NASDAQ Capital Market on the ten (10) trading days immediately prior to Closing, which totaled $3.56. An aggregate of an additional $200,000 was owed to Heartland in connection with the inventory true-up and as such, we are required to issue Heartland an additional 56,180 shares of restricted common stock ($200,000 divided by $3.56), which shares we anticipate issuing shortly after the date of this filing.

Second Amendment to Credit and Guaranty Agreement

On March 26, 2015, we, Vertex Operating, and substantially all of our other subsidiaries (other than E-Source Holdings, LLC (“E-Source”), Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender (“Agent”), entered into a Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”). The Second Amendment amended that certain Credit and Guaranty Agreement entered into between the parties dated as of May 2, 2014 and amended by the First Amendment to Credit and Guaranty Agreement entered into on December 5, 2014 (the “First Amendment” and the Credit and Guaranty Agreement as amended and modified by the First Amendment and Second Amendment, the “Credit Agreement”).

As described above, the Company, various events of default had occurred and were continuing under the Credit Agreement and the parties entered into the Second Amendment to among other things, provide for the waiver of the prior defaults and to restructure certain covenants and other financial requirements of the Credit and to allow for our entry into the MidCap Loan Agreement (defined and described below).

The amendments to the Credit Agreement effected by the Second Amendment include, but are not limited to:

•
Effecting various amendments to the Credit Agreement to substitute the name of MidCap Business Credit, LLC and the MidCap Loan Agreement (as described below) in place of Bank of America, NA (“BOA”), and the Company’s prior Credit Agreement with BOA.

•	Increasing the interest rate of certain outstanding loans made under the terms of the Credit Agreement by up to 2% per annum, based on the leverage ratio of debt to consolidated EBITDA of the Company.

•	Changing the calculation dates for certain fixed charge ratios required to be calculated pursuant to the terms of the Credit Agreement.

•	Changing how certain debt leverage ratios are calculated under the terms of the Credit Agreement.

•
Increasing the additional default interest payable upon the occurrence of an event of default under the Credit Agreement to 4% per annum (compared to 2% per annum for all other defaults) above the then applicable interest rate in the event we fail to make the Required Prepayment (as defined below).

•
Providing that no quarterly amortization payments would be due under the terms of the Credit Agreement for the quarters ended March 31, 2015 and June 30, 2015 (previously amortization payments of $800,000 per quarter were due for both such quarters).

•	Providing that we are not required to meet certain debt and leverage covenants for certain periods of fiscal 2015.

•
Requiring that we raise at least $9.1 million by June 30, 2015 through the sale of equity, and that we are required to pay such funds directly to the Lender as a mandatory pre-payment of the amounts outstanding under the Credit Agreement (the “Required Prepayment”).

•
Changing certain of the required prepayment terms of the Credit Agreement, which require us to prepay the amounts owed under the Credit Agreement in an amount equal to 100% of the extent total consolidated debt exceeds (x) total consolidated EBITDA (as calculated pursuant to the agreement) multiplied by (y) the maximum debt leverage ratios described in the Credit Agreement, provided that no prepayments in connection with such requirements are required to be made through December 31, 2015.

•
Reducing the amount of allowable additional borrowings we can make under other debt agreements and facilities to $7 million in aggregate (including not more than $6 million under the MidCap Loan Agreement through December 31, 2015.

•	Changing certain fixed charge, leverage ratios and consolidated EBITDA calculations, definitions, and requirements relating to covenants under the Credit Agreement.

•
Changing the required amount of cash on hand and available borrowings under the MidCap Loan Agreement, We, are required to have to at least (a)$750,000 after the date of the Second Amendment and prior to June 30, 2015, (b) $1.5 million at any time after June 30, 2015 and prior to December 31, 2015, (c) $2 million at any time after December 31, 2015 and prior to June 30, 2016, (d) $2.5 million at any time after June 30, 2016 and prior to December 31, 2016, and (e) $3 million at any time after December 31, 2016.

The Lender also waived all of the prior defaults which the Lender had provided the Company notice of previously (which were all of the known defaults that existed at the time of the parties’ entry into the Second Amendment) and the Company and its subsidiaries provided a release in favor of the Lender and its representatives and assigns. We also agreed to pay the Agent a fee of $50,000 per year (including paid upon our entry into the Second Amendment) as an administration fee; and pay the Agent certain prepayment fees in the event we prepay amounts outstanding under the Credit Agreement prior to March 26, 2018, provided no prepayment fee is due in connection with the Required Payment or certain other mandatory prepayments required under the terms of the Credit Agreement, subject to certain exceptions.

As additional consideration for the Lender agreeing to the terms of the Second Amendment, we granted Goldman, Sachs & Co., an affiliate of the Lender (such initial holder and its assigns, if any, the “Holder”) a warrant to purchase 1,766,874 shares of our common stock which was evidenced by a Common Stock Purchase Warrant (the “Lender Warrant”). The Lender Warrant expires on March 26, 2022 and has an exercise price equal to the lower of (x) $3.395828553 per share; and (y) the lowest price per share at which we issue any common stock (or sets an exercise price for the purchase of common stock) between the date of our entry into the Lender Warrant and June 30, 2015. The Lender Warrant can be exercised by the Holder at any time after September 1, 2015, including pursuant to a cashless exercise. The Lender Warrant contains standard adjustment provisions in the event of stock splits, combinations, rights offerings, combinations and similar transactions. We are required to provide the Holder notice of certain corporate actions pursuant to the terms of the Lender Warrant. In the event that, prior to June 30, 2015, we prepay the amount owed under the Credit Agreement in an amount greater than $9.1 million (i.e., in an amount greater than the Required Payment) then the number of shares of common stock issuable upon exercise of the Lender Warrant is reduced by the pro rata amount by which the amount prepaid exceeds $9.1 million and is less than $15.1 million, provided that if prior to June 30, 2015 we prepay at least $6 million in addition to the Required Payment (i.e., we prepay at least $15.1 million of the amount owed under the Credit Agreement by June 30, 2015) the Lender Warrant automatically terminates and the Holder has no rights under such Lender Warrant. The Lender Warrant includes piggy-back registration rights (subject to certain exceptions) beginning after September 1, 2015. Additionally, beginning September 1, 2015, the Holder (subject to the terms of the Lender Warrant) can demand that we register the shares of common stock issuable upon exercise of the Lender Warrant in the event the Holder is unable to rely on Rule 144 of the Securities Act of 1933, as amended, which demand rights require that we file and obtain effectiveness of the applicable registration statement within 90 days after such demand (or 120 days after such demand in the event of a “full review” by the Securities and Exchange Commission), provided that if we are unable to meet the deadlines above, we are required to pay to the Holder on the first business day after the 90- or 120-day period, as applicable, and each 30th day thereafter (pro rata for any period of less than 30 days) until the registration statement is effective, an amount of damages equal to one percent (1%) of the exercise price of the Lender Warrant multiplied by the aggregate of (i) the total number of shares of common stock then issuable upon exercise of the Lender Warrant; and (ii) any previously exercised shares not sold by the Holder (the “Warrant Damages”). In the event any registration statement is declared effective and thereafter the Board of Directors determines in good faith that the use of the registration statement should be suspended, and any suspension or suspensions exist for more than 30 days in a row or 45 days in any year, Warrant Damages are payable to the Holder on each 30th day thereafter (pro rata for any period of less than 30 days), provided that no suspension shall continue for more than 90 days without the prior written consent of the Holder. The Lender Warrant also included standard indemnification rights and requirements for us to continue filing reports with the SEC in order for the Holder to use Rule 144 of the Securities Act of 1933, as amended, for the sale of the shares of common stock issuable upon exercise of the Lender Warrant.

MidCap Loan Agreement

Effective March 27, 2015, the Company, Vertex Operating and all of the Company’s other subsidiaries other than E-Source and Golden State Lubricants Works, LLC “Golden State”, entered into a Loan and Security Agreement with MidCap Business Credit LLC (“MidCap” and the “MidCap Loan Agreement”). Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85% of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which have not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default has occurred or is continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement is subject to certain standard conditions and requirements.

Notwithstanding the above, the parties agreed that until such time as (i) we raise funds sufficient to pay the Required Payment (defined above), or (ii) we enter into an amendment with the Lender to remove the requirement that we make the Required Payment, the advance rate against Qualified Accounts is reduced to 53% (compared to 85% after such date) and the advance rate against Eligible Inventory is reduced to 31% (compared to 50% after such date). Additionally, the advance rate against Qualified Accounts is reduced by 1% for each percentage point by which the following calculation, expressed as a percentage, exceeds 3%: (a) actual bad debt write-downs, discounts, advertising allowances, credits, or other dilutive items, divided by (b) gross sales (excluding non-recurring items), for any applicable period as determined by MidCap.

Effective on the closing date of the MidCap Loan Agreement, MidCap loaned us $500,000, and has loaned us a total of $1,350,000 as of the date of this filing.

We are required to make immediate pre-payments of outstanding principal owed under the MidCap Note in the amount certain thresholds are exceeded as set forth in the MidCap Loan Agreement. We are also required to provide MidCap certain monthly reports and accountings.

We agreed to pay MidCap certain fees in connection with the MidCap Loan Agreement including (a) a non-refundable fee equal to 0.75% of the $7 million credit limit ($52,500), which was due upon our entry into the MidCap Loan Agreement, and is due on each anniversary thereafter; (b) reimbursement for MidCap’s audit fees incurred from time to time; a collateral monitoring charge of 0.20% of the greater of the average outstanding balance of the MidCap Note (as defined below) at the end of each month or $3 million; (c) a fee equal to 0.75% of the difference between the credit limit of $7 million and the greater of (i) the amount actually borrowed, and (ii) $3 million, as calculated in the MidCap Loan Agreement, payable monthly in arrears and added to the balance of the MidCap Note; and (d) a one-time placement fee equal to 0.50% of the $7 million credit limit which we paid upon our entry into the MidCap Loan Agreement. The MidCap Loan Agreement contains customary representations, warranties, covenants for facilities of similar nature and size as the MidCap Loan Agreement, and requirements for the Company to indemnify MidCap for certain losses. The Credit Agreement also includes various covenants (positive and negative), binding the Company and its subsidiaries, including not permitting the availability for loans under the MidCap Loan Agreement to ever be less than 10% of the credit limit ($700,000); prohibiting us from creating liens on any collateral pledged under the MidCap Loan Agreement, subject to certain exceptions; and prohibiting us from paying any dividends on capital stock, advancing any money to any person, guarantying any debt, creating any indebtedness, and entering into any transactions with affiliates on terms more favorable than those of an arms-length third party transaction.

The MidCap Loan Agreement includes customary events of default for facilities of a similar nature and size as the MidCap Loan Agreement, including the occurrence of any event resulting in the principal amount of any indebtedness in excess of $250,000 from any lender other than MidCap to be accelerated or to provide the right of such lender to accelerate such date; the judgment against us in the amount of $250,000 which is not satisfied or appealed within 30 days; any event, transaction or occurrence as a result of which Benjamin P. Cowart is not for any reason actively engaged in the day-to-day management of the Company and its subsidiaries, unless (A) an interim successor reasonably acceptable to MidCap is appointed within 10 days, and (B) a permanent successor reasonably acceptable to MidCap is appointed within 60 days; a change of control of the Company occurs (as defined and described in the MidCap Loan Agreement); the occurrence of any uninsured loss, theft, damage or destruction to any material asset(s) of us or our subsidiaries; and if the Company, its subsidiaries or their senior officers is criminally indicted or convicted for (A) a felony committed in the conduct of our business, or (B) any state or federal law (including the Controlled Substances Act, Money Laundering Control Act of 1986 and Illegal Exportation of War Materials Act) that could lead to forfeiture of any material property or any collateral of the Company. Upon the occurrence of an event of default, MidCap can declare all amounts due to MidCap immediately due and payable, charge us default interest, which is equal to 3% per annum above the then applicable interest rate in effect, and MidCap can take action to enforce its security interests over the collateral provided for in the MidCap Loan Agreement.

The MidCap Loan Agreement continues in effect until the second anniversary of the parties’ entry into the Agreement, subject to right of the parties, subject to mutual agreement, to extend such rights and agreement, provided that we have the right to terminate the MidCap Loan Agreement at any time with 60 days prior written notice. In the event we desire to terminate the MidCap Loan Agreement we are required to pay MidCap a termination fee of $70,000, subject to certain exceptions in the MidCap Loan Agreement. We also have the right to terminate the agreement without providing 60 days’ prior notice as long as we pay MidCap the equivalent amount of interest which would have been due (as calculated in the MidCap Loan Agreement) for such 60 day period, along with the $70,000 termination fee. In the event the MidCap Loan Agreement is terminated by MidCap upon the occurrence of an event of default, we are required to pay MidCap a fee of $70,000 upon such termination.

We also entered into a Revolving Note (the “MidCap Note”) to evidence amounts borrowed from MidCap from time to time under the MidCap Loan Agreement. Interest on the MidCap Note accrues at a fluctuating rate equal to the aggregate of: (x) the prime rate then effect, and (y) 1.75% per annum, or at such other rate mutually agreed on from time to time by the parties, based upon the greater of (i) any balance owing under the MidCap Note at the close of each day; or (ii) a minimum assumed average daily loan balance of $3 million. Interest is payable in arrears, on the first day of each month that amounts are outstanding under the MidCap Note.

We and each of our subsidiaries subject to the MidCap Loan Agreement are jointly and severally liable for the repayment of amounts owed under the MidCap Note. Pursuant to the MidCap Loan Agreement, we granted MidCap a security interest in substantially all of our assets and provided MidCap junior mortgages on all real estate which we own, subject to the first priority mortgages of the Lender. Finally, MidCap and the Lender entered into an Intercreditor Agreement, which governs which of the lenders have first and second priority security interests over our assets which are pledged as collateral in order to secure repayment of the amounts owed pursuant to the Credit Agreement and MidCap Loan Agreement.

On January 7, 2015 the E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations (see note 12, various E-Source debt). The loan Agreement provides a term note in the amount of $2,201,372 that matures on January 7, 2020. Borrowings bears a fixed interest rate of 5.5% per annum and interest will be calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $42,126 which includes principal and interest. The loan is collateralized by all E-Source assets.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2014, the end of the fiscal period covered by this report. As of December 31, 2014, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting (as described below), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

In light of the material weaknesses described below, we have performed additional analysis and other post-year-end procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that the financial statements fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this annual report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by the Company’s board of directors, management or other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we determined that control deficiencies existed that constituted material weaknesses, as described below:

(1)
Accounting for construction-type contracts, E-Source. E-Source did not properly account for certain construction-type contracts. The Completed Contract Method of Accounting should have been applied. The error resulted in improper revenue recognition and a failure to immediately recognize losses when expected.

(2)
Management review controls. Controls related to management review of certain documentation prepared by a third party were found to be ineffective within the tax process and the acquisition process.  The review failed to catch errors in the tax accrual and inaccurate assumptions in the goodwill impairment analysis. . In addition there was a lack of timely management review of the financial statements and disclosure checklists

(3)
Accounts Receivable, Allowance for doubtful accounts and Inventory, lower of cost or market analysis. The analysis of these accounts were deemed to be incomplete as certain accounts, locations and inventory components were excluded.

The material weaknesses described above could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by LBB & Associates, Ltd. LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan

As of December 31, 2014, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting (as described above). Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically,

•A new Accounting Manager has been hired for the E-Source operation. The Company will also fill recently vacated, key operational positions at that division.
•Additional accounting and financial reporting personnel will be hired to strengthen the Company's resources and financial reporting expertise.
•Additional disclosure controls and procedures are being considered to improve information and communication.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions described above, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2014. However, until the above-described controls have operated for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to our executive officers and directors.

Name	Position	Age	Director Since
Benjamin P. Cowart	President, Chief Executive Officer and Chairman	46	April 2009
Chris Carlson	Chief Financial Officer and Secretary	42
David Peel	Chief Operating Officer	64
Dan Borgen	Director	54	June 2008
David Phillips	Director	58	June 2008
Christopher Stratton	Director	46	July 2010
Timothy C. Harvey	Director	57	January 2013
James P. Gregory	Director and General Counsel of Vertex Refining Nevada	65	July 2014

Benjamin P. Cowart
President, Chief Executive Officer and Chairman

Mr. Cowart has served as our Chairman, Chief Executive Officer and President since April 2009.  Mr. Cowart has been involved in the petroleum recycling industry for over 25 years. Mr. Cowart is the founder of the Vertex group of companies and has served such companies since 2001. As a leader in the recycling field, Mr. Cowart helped pioneer the reclamation industry by developing recycling options for many residual materials once managed as a hazardous waste. Mr. Cowart co-authored the industry’s first e-commerce operating system for the digital management of petroleum waste and residual materials. Mr. Cowart was awarded the 2003 Business Man of the Year from The National Republican Congressional Committee, and served on NORA’s Board of Directors and as President in 2008. Mr. Cowart has taken an active role in the petroleum industry with his involvement in speaking, consulting, chairing, and serving on various committees and industry associations. Prior to the formation of Holdings, Mr. Cowart served as the Vice President of Aaron Oil Company, a regional recycler in Alabama.

Director Qualifications:

Mr. Cowart has extensive industry knowledge as well as a deep knowledge as our founder, of our history, strategy and culture.  Having led us as CEO and founder, Mr. Cowart has been the driving force behind the strategy and operations that have led to our growth thus far.  His experience at the various levels of the industry over the past 25 years brings valued insight to all of our facets.

Chris Carlson
Chief Financial Officer and Secretary

Mr. Carlson has served as our Secretary since our inception and Chief Financial Officer since June 2010.  Mr. Carlson brings a range of experience to his role with the Company.  Mr. Carlson worked for Vertex Holdings, L.P. (“Holdings”) as the Vice President of Finance prior to April 2009 where he oversaw the administrative functions of the company, including legal and banking, a position which he had held since October 2001.  Mr. Carlson worked for FuelQuest, Inc. before joining Holdings in 2001. There he worked as a Project Lead managing implementations of e-commerce services for new customers. In addition, he also planned and developed testing requirements for e-commerce applications. Mr. Carlson was with Pagenet, a wireless communications company prior to FuelQuest, Inc., where he worked as a Strategic Account Supervisor. Mr. Carlson earned his BS degree in Business Finance from the University of Houston.

David Peel
Chief Operating Officer

Mr. Peel has served as Chief Operating Officer of the Company since June 2014. Mr. Peel has served as the Chief Operating Officer of Omega Holdings, LLC (“Omega Holdings”), which is engaged in the re-refining of base oil, since May 2012.  From 2000 to 2001 and from 2004 to April 2012, Mr. Peel served as the President of Peel Management Consulting (based in Chicago, Illinois), a used oil recycling consulting firm which provides business management and sales support to various privately held companies including a used industrial oil recycling company.  From 2001 to 2003, Mr. Peel served as Vice President of Oil Refining with Safety-Kleen Corporation (“Safety-Kleen”) where he provided direction and day-today management for the oil recovery division which had 280 employees and annual revenues of $150 million.  Mr. Peel helped increase revenues and improve profitability for Safety-Kleen as it emerged from Chapter 11 Bankruptcy in 2003. From 1995 to 1999 and 1989 to 1995, Mr. Peel served as the Divisional Vice President of Oil Recovery and Envirosystems for Safety-Kleen, where he managed two divisions with combined revenues of $175 million and a staff of 450.  From 1985 to 1995, Mr. Peel served in various positions with Safety-Kleen including General Manager (Breslau, Ontario, from 1985-1989), where he developed re-refining operations and procedures and Vice President of Manufacturing (Elgin, Illinois, from 1989-1995) where his duties included, among other things, managing two re-refineries, a process plant and two recycling plants.  From 1984 to 1985, Mr. Peel served as the Director of Operations for Breslube Enterprises (based in Buffalo, New York), a re-refining company where he managed that company’s re-refining operations.  From 1974 to 1984, Mr. Peel served as Project Engineer and Lead Project Engineer with various oil, chemical and gas companies in the United Kingdom and Canada.

Mr. Peel received a degree in Mechanical and Production Engineering from Manchester Polytechnic (now the University of Manchester, Institute of Science and Technology) in Manchester, England in 1974.   Mr. Peel is a Member of the Institution of Mechanical Engineers (UK) and a Chartered Engineer (UK).

Dan Borgen
Director

Mr. Borgen currently serves as Chairman, Chief Executive Officer and President of U.S. Development Group LLC (“USD”), where he has worked since May 1995. In his current role, Mr. Borgen guides all senior aspects of USD’s corporate activities. USD is comprised of wholly-owned subsidiaries that focus on industrial development, logistics, products terminaling, power corridors, financial services and gasification. In addition to his work with USD, Mr. Borgen has served as President of U.S. Right-of-Way Corporation since June 1993. Prior to this, Mr. Borgen worked for eleven years as an investment banker serving as Merger & Acquisition Director, Portfolio Manager and as a member of the Executive Committee for strategic planning and development. His activities were focused on manufacturing, food service, oil and gas exploration/production, telecommunications, banking and Western European finance. In his capacity as an investment banker, Mr. Borgen served as Vice President of The Oxford Group from July 1990 to June 1993, Vice President/Principal of The Paramount Companies from July 1985 to April 1990 and Manager - Investor Relations of Invoil Inc. from April 1982 to June 1985.

Director Qualifications:

With his extensive background in business operations, finance, deal structures and capital markets, Mr. Borgen brings a unique portfolio of business expertise to us.  A large part of Mr. Borgen’s executive experience has been in the operations and logistics segment of the petroleum industry.  His service and leadership with leading organizations in financial and operational roles reflects his expertise in navigating opportunities that complex organizations such as us face.

David L. Phillips
Director

Mr. Phillips is currently the Managing Partner of Bilateral Initiatives LLP, an international business-to-business consulting firm specializing in providing key strategic expansion and corporate growth advice to the chairman and chief executive level members of various firms. Mr. Phillips is also Managing Partner of Phillips International Law Group PLLC, a worldwide recognized international law firm specializing in mergers, acquisitions, project development and EPC construction work with a focus on the international energy landscape in the oil, gas, chemical and power downstream sector and the alternative energy industry. Mr. Phillips’ clients include worldwide energy companies, including several Middle East National Oil Companies. Prior to his founding of Bilateral Initiatives LLP and the Phillips International Law Group, Mr. Phillips was a partner at the law firm of Jackson Walker LLP from May 2002 until May 2008 and chaired several of the firm’s practice areas over that period. Prior to working at Jackson Walker LLP, from May 1995 to May 2002, Mr. Phillips served as a chief executive officer in the former KeySpan Energy Corporation, a $14 billion public energy conglomerate based in New York City, and as a member of the board of directors of certain KeySpan subsidiaries. From June 1991 to May 1995, Mr. Phillips served as chief executive officer in Equitable Resources, Inc. (“Equitable”), a $6 billion public gas utility holding company based in Pittsburgh, Pennsylvania, and as a member of the board of directors of certain of Equitable’s subsidiaries. Mr. Phillips also served as the General Counsel to Eastex Energy Inc., a public midstream energy company, from June 1985 to May 1991, which was later acquired by El Paso Energy and ultimately Enterprise Products LP.

In addition to his current roles at Bilateral Initiatives LLP and Phillips International Law Group PLLC, Mr. Phillips is the Chairman of the Board of Directors and the Executive Board of Advisors, Ambassadors, Ministers & Former US Cabinet Secretaries of the Bilateral US Arab Chamber of Commerce.

Mr. Phillips received his bachelor’s degree from the University of Texas in August 1984 and his Juris Doctor from the South Texas College of Law in August 1988. Mr. Phillips is a member of the State Bar of Texas, International Bar Association, American Bar Association, and the Houston Bar Association. He is also a member of the Oil, Gas & Energy Law Section, the Business Law Section, and the Corporate Counsel Section of the State Bar of Texas and Houston Bar Association. Additionally, he is a member of the Natural Resources, Energy and Environmental Law Section of the American Bar Association & International Bar Association.

Director Qualifications:

Mr. Phillips has had a long and successful career in the energy sector serving in various capacities, having been the CEO, legal counsel and board member of various large public companies.  In addition to his extensive experience in oil and gas, he was also a partner in the law firm of Jackson Walker, LLP.  Mr. Phillips background brings insights into corporate structure and project development, along with expansion and corporate growth.

Christopher Stratton
Director

Mr. Stratton served as our Chief Financial Officer between August 24, 2009 and June 2010.   Since September 2013, Mr. Stratton has served as Chief Financial Officer of Agspring, LLC.  Mr. Stratton also served as CFO for Pro Energy Services from June 2010 until September 2013.  Mr. Stratton served as Director of Finance for CITI in the Global Commodities Group, until August 2009, a position which he had held since June 2005.  Prior to joining CITI, Mr. Stratton served as a Senior Manager with PricewaterhouseCoopers, LLC, from July 1998 to June 2005.  From May 1990 to July 1997, Mr. Stratton co-founded and was employed as Vice President by Marketlink International, Inc., an international trade company which performed commodity trading of industrial products throughout North America, South America, Europe and Asia.  Mr. Stratton obtained his Bachelor of Business Administration in Accounting from Baylor University in 1991 and his Master of Business Administration (Finance and Entrepreneurship) from Rice University in 1999.  Mr. Stratton is also a Certified Public Accountant.  He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Rice University Jones Graduate School of Management Partners.

Director Qualifications:

With his extensive background in auditing, accounting, finance, risk and capital markets, Mr. Stratton brings a strong grasp of how to deploy assets and optimize a company’s capital structure to us.  He also brings a good understanding of commodity markets and hedging strategies for risk management, which is beneficial to us and the Board.

Timothy C. Harvey
Director

Mr. Harvey served as a Vice President of Oil Trading at Westport Petroleum, Inc. (“Westport”), which operates in the petroleum trading, blending and transportation industries, from November 1987 to June 2012, during which time he specialized in Black Oil trading. From May 1986 to October 1987, Mr. Harvey served in an oil trading position with Shell International, providing services in throughput trading and sourcing. From May 1984 to May 1986, Mr. Harvey served as a supply trading analyst with Shell Oil Company. From June 1980 to May 1984, Mr. Harvey served as a logistics analyst with Shell Chemical Company. Mr. Harvey obtained his Bachelor’s degree from the University of Tennessee at Knoxville in Business Marketing and Transportation in 1980.

Director Qualifications:

We believe that Mr. Harvey’s 20+ years of experience in oil trading and sourcing provides him unique and specialized knowledge which qualifies him to serve on the Company’s Board of Directors.

James P. Gregory
Director and General Counsel of Vertex Refining Nevada

Mr. Gregory has served as a member of the Board of Directors of the Company since July 2014, and as the General Counsel of Vertex Refining Nevada since May 2014. Mr. Gregory is currently a Manager/Partner at Gregory & Plotkin, LLC, a law firm located in Denver, Colorado, a position he has held since November 2002. Prior to forming Gregory & Plotkin, LLC, Mr. Gregory had served as a partner and associate with various law firms in Denver, Colorado and Detroit, Michigan since 1974. Mr. Gregory’s forty years of legal experience in the private practice of law has been focused on tax, transactional work, structuring, and finance. From 1990 to present, Mr. Gregory has served as counsel to Global Environment Fund (“GEF”), a registered investment advisor and private equity fund management group with almost $1 billion under management with a focus on environmentally beneficial goods, services and technologies concentrating on emerging market countries. Since 1997, Mr. Gregory has served on the Board of Directors of GEF. Mr. Gregory has served on the Board of Directors of Omega Holdings Company, LLC (“Omega”) and several of its subsidiaries including Omega Refining, LLC, Bango Refining NV, LLC and Golden State Lubricant Works, LLC since May 2008.  Omega is involved in the refining, blending and marketing of lubricants and fuels. As described in “Part I” - “ITEM 1. Business” - “Material Acquisitions”, the Company entered into an Asset Purchase Agreement with Omega in March 2014, and consummated the initial closing thereunder in May 2014.  Between April 2010 and May 2012, Mr. Gregory served as a member of the Board of Directors of Nutrinsic, Inc., a waste water processing company.  Mr. Gregory also owns and operates two Egg & I restaurants in Denver, Colorado.

Mr. Gregory is licensed to practice law in Colorado, Michigan and in the District of Columbia and holds a Master of Laws (in Taxation) from New York University Law School (1976), a Juris Doctorate from Wayne State University Law School (1974), and a Bachelor of Arts degree from the University of Michigan (1971).

Director Qualifications:

Mr. Gregory has had a long and successful career with various law firms with extensive experience in tax, transactional work, structuring, and finance. In addition to his extensive legal experience, Mr Gregory served on the Board of Directors of Omega Holdings Company, LLC which was involved in the refining, blending and marketing of lubricants and fuels. As such, we believe Mr. Gregory is highly qualified to serve on the Board of Directors of the Company.

Significant Non-Executive Employees:

Greg Wallace - Vice President of Refining and Marketing

Mr. Wallace provides the Company with over 18 years of experience in the petroleum and chemicals trading industry.  Mr. Wallace previously spent a portion of his time working for both the Company and Holdings prior to the April 2009 acquisition by the Company of Holdings, after which time Mr. Wallace no longer spends any time on Holdings matters. Mr. Wallace manages several departments for the Company including processing, used oil recovery technology, purchasing and selling of various petrochemical products, and transportation of lube oils and solvents. Prior to joining Holdings in 2005, Mr. Wallace was President of TRW Trading, a company that he co-founded in 2001. Mr. Wallace has served in various management roles ranging from marketing a variety of gasoline blendstocks, various solvents, waste recycling, hazardous/non-hazardous handling, and then later becoming qualified to perform oil spill prevention and response. Mr. Wallace began his petrochemical career with Valley Solvents & Chemicals, where he served as project General Manager responsible for sourcing used feedstocks and selling products into favorable markets.

John Strickland - Manager of Supply

Mr. Strickland serves as our Manager of Supply.  Mr. Strickland joined Holdings in late 2007. Mr. Strickland previously spent a portion of his time working for both the Company and Holdings prior to the April 2009 acquisition by the Company of Holdings, after which time Mr. Strickland no longer spends any time on Holdings matters. Mr. Strickland has over 21 years of experience in management roles of developing companies in the recycling of used oils and the fuel blending business. In his various positions, he has developed used oil collection fleets, environment services (non-hazardous), Terminal business of #6-oil from water ports and helped develop software for used oil collection fleets. Mr. Strickland was the General

Manager of Texpar Energy Inc. from 1999 to 2003 and Special Project Manager for Texpar Energy, L.L.C. from 2004 to 2007. From 1986 to 1999, he was the General Manager and Vice- President of Sellers Oil Inc., then one of the largest recycling and fuel marketers of used oil and #6-fuel oil in the southeast.

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

The Board of Directors exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides guidance on risk assessment and mitigation. The Nominating and Corporate Governance Committee recommends the slate of director nominees for election to the Company’s Board of Directors, identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings, reviews, evaluates and recommends changes to the Company’s Corporate Governance Guidelines, and establishes the process for conducting the review of the Chief Executive Officer’s performance.  The Related Party Transaction Committee is charged with the review and pre-approval of any and all related party transactions.  The Risk Committee assists the Board in connection with the oversight of the Company’s management of key risks, including strategic and operational risks, as well as the guidelines, policies and processes for monitoring and mitigating such risks in connection with, among other things, sales, market dynamics, and hedging strategies (the Company’s committees are described in greater detail below under “Committees of the Board”).

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

None of our executive officers or directors has been involved in any of the following events during the past ten years:

(1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violation and minor offenses);

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law;

(5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3 (a)(26) of the Exchange Act), any registered entity (a defined in Section (1a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Meetings

The Company had four official meetings of the Board of Directors of the Company during the last fiscal year ending December 31, 2014.  Each director attended at least 75% of the total number of meetings of the Board and Board committees on which the director served. The Company has not adopted a policy requiring its directors to attend its annual meeting of stockholders. None of our directors attended last year’s annual meeting.

COMMITTEES OF THE BOARD

Board Committee Membership

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Related Party Transaction Committee	Risk Committee
Benjamin P. Cowart (1)
Dan Borgen	M	C	M	M
David Phillips	M	M	M	C
Christopher Stratton	C	M	C		M
Timothy Harvey					C
James P. Gregory

(1) Chairman of Board of Directors.
C - Chairman of Committee.
M - Member.

The charter for each committee of the Board identified below is available on our website at www.vertexenergy.com. Copies of the committee charters are also available for free upon written request to our Corporate Secretary. Additionally, the committee charters (other than the Risk Committee Charter and Amended Charter of the Compensation Committee) were filed as an exhibit to the Company’s Form 8-K/A dated February 13, 2013, filed with the SEC on February 13, 2013 as Exhibit 99.2. The charter of the Risk Committee was filed as Exhibit 99.2 to the Company’s Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 6, 2013 and the Amended Compensation Committee Charter was filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014.

Audit Committee

The Audit Committee, which is comprised exclusively of independent directors, has been established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements.

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate (as required by NASDAQ rules) and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Board has also determined that Mr. Stratton, is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Stratton has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical information above.

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

The Audit Committee held four meetings during the year ended December 31, 2014 and is currently comprised of Messrs. Stratton (Chairman), Borgen and Phillips.

You can access our Audit Committee Charter on our website at www.vertexenergy.com (“Investor Relations” - “Corporate Governance”), and any stockholder who so requests may obtain a free copy of our Audit Committee Charter by submitting a written request to our Corporate Secretary. Additionally, the Audit Committee Charter was filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on February 13, 2013 as Exhibit 99.2.

Compensation Committee

The Compensation Committee, which is comprised exclusively of independent directors, is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Compensation Committee.

The Compensation Committee held six meetings during the year ended December 31, 2014 and is currently comprised of Messrs. Borgen (Chairman), Stratton and Phillips, each independent members of the Board of Directors.

You can access our Compensation Committee Charter on our website at www.vertexenergy.com (“Investor Relations” - “Corporate Governance”), and any stockholder who so requests may obtain a free copy of our Compensation Committee Charter by submitting a written request to our Corporate Secretary. Additionally, the Amended Compensation Committee Charter was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014 as Exhibit 99.1.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Borgen (Chairman), Stratton and Phillips, who are all independent members of our Board of Directors. No member of the Compensation Committee is an employee or a former employee of the Company, other than Mr. Stratton, who served as Chief Financial Officers of the Company from August 2009 to June 2010. During fiscal 2014, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee. Accordingly, the Compensation Committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

Nominating and Governance Committee

The Nominating and Governance Committee, which is comprised exclusively of independent directors, is responsible for identifying prospective qualified candidates to fill vacancies on the Board, recommending director nominees (including chairpersons) for each of our committees, developing and recommending appropriate corporate governance guidelines and overseeing the self-evaluation of the Board.

    In considering individual director nominees and Board committee appointments, our Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and Board committees and to identify individuals who can effectively assist the Company in achieving our short-term and long-term goals, protecting our stockholders’ interests and creating and enhancing value for our stockholders. In so doing, the Nominating and Governance Committee considers a person’s diversity attributes (e.g., professional experiences, skills, background, race and gender) as a whole and does not necessarily attribute any greater weight to one attribute. Moreover, diversity in professional experience, skills and background, and diversity in race and gender, are just a few of the attributes that the Nominating and Governance Committee takes into account. In evaluating prospective candidates, the Nominating and Governance Committee also considers whether the individual has personal and professional integrity, good business judgment and relevant experience and skills, and whether such individual is willing and able to commit the time necessary for Board and Board committee service.

While there are no specific minimum requirements that the Nominating and Governance Committee believes must be met by a prospective director nominee, the Nominating and Governance Committee does believe that director nominees should possess personal and professional integrity, have good business judgment, have relevant experience and skills, and be willing and able to commit the necessary time for Board and Board committee service. Furthermore, the Nominating and Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending individuals that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound business judgment using their diversity of experience in various areas. We believe our current directors possess diverse professional experiences, skills and backgrounds, in addition to (among other characteristics) high standards of personal and professional ethics, proven records of success in their respective fields and valuable knowledge of our business and our industry.

    The Nominating and Governance Committee uses a variety of methods for identifying and evaluating director nominees. The Nominating and Governance Committee also regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or other circumstances. In addition, the Nominating and Governance Committee considers, from time to time, various potential candidates for directorships. Candidates may come to the attention of the Nominating and Governance Committee through current Board members, professional search firms, stockholders or other persons. These candidates may be evaluated at regular or special meetings of the Nominating and Governance Committee and may be considered at any point during the year.

The Committee evaluates director nominees at regular or special Committee meetings pursuant to the criteria described above and reviews qualified director nominees with the Board. The Committee selects nominees that best suit the Board’s current needs and recommends one or more of such individuals for election to the Board.

The Committee will consider candidates recommended by stockholders, provided the names of such persons, accompanied by relevant biographical information, and other information as required by the Company’s Bylaws, are properly submitted in writing to the Secretary of the Company in accordance with the manner described for stockholder proposals under “Stockholders Proposals” in the Company’s Proxy Statement on Schedule 14A relating to the Company’s most recent annual meeting of stockholders, which is available on the SEC’s web site at www.sec.gov, provided that a copy of such Proxy Statement may be obtained from the Company free of charge by contacting the Company’s Secretary at the address set forth on the cover page of this Report. The Secretary will send properly submitted stockholder recommendations to the Committee. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means. The Committee also may, in its discretion, consider candidates otherwise recommended by stockholders without accompanying biographical information, if submitted in writing to the Secretary.

In addition, the Company’s Bylaws permit stockholders to nominate directors at an annual meeting of stockholders or at a special meeting at which directors are to be elected in accordance with the notice of meeting pursuant to the requirements of the Company’s Bylaws and applicable NASDAQ and SEC rules and regulations.

The Nominating and Governance Committee did not hold any meetings during the year ended December 31, 2014, provided that the Committee did take action via a consent to action without meeting to approve the nominees for the 2014 annual meeting. The Nominating and Governance Committee is currently comprised of Messrs. Stratton (Chairman), Borgen, and Phillips, each independent members of the Board of Directors.

You can access our Nominating and Governance Committee Charter on our website at www.vertexenergy.com (“Investor Relations” - “Corporate Governance”), and any stockholder who so requests may obtain a free copy of our Nominating and Governance Committee Charter by submitting a written request to our Corporate Secretary. Additionally, the Nominating and Governance Committee Charter was filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on February 13, 2013 as Exhibit 99.2.

Related Party Transaction Committee

The Related Party Transaction Committee is required to include at least two “independent directors” (defined to mean any individual who does not beneficially own more than 5% of the outstanding voting shares of the Company, is not employed by, or an officer of, the Company or any entity related to Benjamin P. Cowart, is not a director or manager of any such company, is not a family member of Mr. Cowart, and would qualify as an “Independent Director” as defined in the rules and regulations of NASDAQ). This Related Party Transaction Committee is charged with the review and pre-approval of any and all related party transactions.

The Related Party Transaction Committee did not hold any meetings during the year ended December 31, 2013. The Related Party Transaction Committee is currently comprised of Messrs. Phillips (Chairman), and Borgen, each independent members of the Board of Directors.

You can access our Related Party Transaction Committee Charter on our website at www.vertexenergy.com (“Investor Relations” - “Corporate Governance”), and any stockholder who so requests may obtain a free copy of our Related Party Transaction Committee Charter by submitting a written request to our Corporate Secretary. Additionally, the Related Party

Transaction Committee Charter was filed as an exhibit to the Company’s Form 8-K/A filed with the SEC on February 13, 2013 as Exhibit 99.2.

Risk Committee

The Risk Committee’s role is to assist the Board in connection with the oversight of the Company’s management of key risks, including strategic and operational risks, as well as the guidelines, policies and processes for monitoring and mitigating such risks in connection with, among other things, sales, market dynamics, and hedging strategies.

Subject to the sole determination of the Board and where applicable, the Audit Committee, the principal responsibilities and functions of the Risk Committee are to review and discuss with management the Company’s risk governance structure, risk assessment and risk management practices, the guidelines, policies and processes for risk assessment and risk management and the effectiveness of applicable risk management frameworks; to review and discuss with management the Company’s risk appetite, tolerance and strategy relating to key risks, including credit risk, legal risk, regulatory risk, operational risk, liquidity and funding risk, market risk, product and sales risk, risk relating to hedging transactions and reputational risk, as well as the guidelines, policies and processes for monitoring and mitigating such risks; to review at least yearly, the major risk exposures of the Company and its business units, including market, credit, operational, liquidity, funding, and reputational risk, against established risk measurement methodologies and the steps management has taken to monitor and control such exposures; to assess whether compliance and risk mitigation programs and initiatives are fulfilling their purpose or require any modification, and suggest remedial action where necessary; to review disclosure regarding risk contained in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, if any; and to review reports on selected risk topics as the Committee deems appropriate from time to time; to discharge any other duties or responsibilities delegated to the Committee by the Board.

The Risk Committee, which was formed effective July 24, 2013, held two meetings during the year ended December 31, 2014. The Risk Committee is currently comprised of Messrs. Harvey (Chairman) and Stratton, each independent members of the Board of Directors.

The Risk Committee Charter was filed as an exhibit to the Company’s Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 6, 2013 as Exhibit 99.2 thereto, and any stockholder who so requests may obtain a free copy of our Risk Committee Charter by submitting a written request to our Corporate Secretary.

Executive Sessions

The independent members of the Board of Directors of the Company meet in executive session (with no management directors or management present) from time to time, but at least once annually. The executive sessions include whatever topics the independent directors deem appropriate.

Stockholder Communications with the Board

Our stockholders and other interested parties may communicate with members of the Board by submitting such communications in writing to our Corporate Secretary, 1331 Gemini Street, Suite 250, Houston, Texas 77058, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be forwarded to a Board member to bring to the attention of the Board.

Code of Conduct

Pursuant to NASDAQ and SEC rules, we have adopted a Code of Ethical Business Conduct (“Code of Conduct”) that applies to all of our directors, officers and employees.

You can access our Code of Conduct on our website at www.vertexenergy.com (“Investor Relations” - “Corporate Governance”), and any stockholder who so requests may obtain a free copy of our Code of Conduct by submitting a written request to our Corporate Secretary. Additionally, the Code of Conduct was filed as an exhibit to the Company’s Form 8-K/A dated February 13, 2013, filed with the SEC on February 13, 2013 as Exhibit 14.1.

We intend to disclose any amendments to our Code of Conduct and any waivers with respect to our Code of Conduct granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at www.vertexenergy.com within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Conduct to any such officers or employees.

Whistleblower Protection Policy

The Company adopted a Whistleblower Protection Policy (“Whistleblower Policy”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company. You can access our Whistleblower Policy on our website at www.vertexenergy.com (“Investor Relations” - “Corporate Governance”), and any stockholder who so requests may obtain a free copy of our Whistleblower Policy by submitting a written request to our Corporate Secretary. The Whistleblower Policy has been reviewed and approved by the Board. The Company’s Whistleblower Policy was filed as an exhibit to the Company’s Form 8-K/A dated February 13, 2013, filed with the SEC on February 13, 2013 as Exhibit 14.1.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during 2014 were timely made, except that Dan Borgen, our director, inadvertently failed to timely report, one transaction on Form 4; David Peel, our Chief Operating Officer, inadvertently failed to timely file his initial Form 3 filing; and Benjamin P. Cowart inadvertently failed to timely report two transactions on Form 4.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

This section explains our executive compensation program and specifically describes the application of that program to the Named Executive Officers (defined below under “Summary Compensation Table”) whose compensation information is presented in the tables and narrative discussion below in accordance with Securities and Exchange Commission rules.

Objectives and Philosophy of Our Executive Compensation Program

 The Compensation Committee seeks to achieve three broad objectives in connection with our executive compensation program. First, to reward executives for the achievement of business objectives. Second the program is intended to provide executives with equity incentives so as to link a portion of the executive's compensation with the future performance of the Company. Finally, the Compensation Committee structures its executive program to enable the Company to attract and retain valuable employees and remain competitive within our industry.

We have entered into employment agreements with certain of our executive officers. These employment agreements establish annual base salary and annual bonus amounts (or provide the Compensation Committee authority to grant discretionary bonuses) that the Compensation Committee may increase from time to time in their sole discretion. In general, the Compensation Committee has tied potential bonus compensation to performance factors, including the executive officer’s efforts and contributions towards obtaining corporate objectives and our performance (mainly the increase in our net income year-over-year).

In making compensation decisions, the Compensation Committee considers a number of factors, one is to keep the executive officer compensation program well-defined and easily understood and to link each executive's compensation to the success of the business, with a focus on continuous growth and development of sustainable shareholder value.  Our compensation committee determines the amount of each element of compensation, as well as the overall mix of compensation elements.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•base salary;
•annual cash incentive bonuses;
•long-term and equity-based incentives, including stock options;
•severance benefits; and
•medical and other insurance benefits.

These elements have been chosen to foster the potential for both current and long-term payouts and to attract and retain executive talent. We do not have any policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the Compensation Committee determines what it believes to be the appropriate level and mix of the various compensation components based on its review of compensation of similarly situated executives in our peer group, the advice of consultants and our compensation philosophy described above. Our compensation strategy is designed to offer competitive compensation packages to attract, motivate and reward qualified employees who contribute significant value to us and reward performance, such as attainment of business and individual associate goals, business results, leadership, and strong relationships with clients, and is not based on rewarding seniority.

Base Salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities of our executive officers. None of our Named Executive Officers is currently party to an employment agreement that provides for automatic or scheduled increases in base salary. The base salaries of our executives have not varied widely from year to year as described below under “Summary Compensation Table”.

On an annual basis, our Compensation Committee reviews and evaluates for adjustment the base salaries of our executives based on the scope of an executive’s responsibilities, individual contribution, prior experience and sustained performance. Base salaries are also reviewed and adjusted, as deemed appropriate, in the case of promotions or other significant changes in responsibility. No formulaic base salary increases are provided to our Named Executive Officers. In making decisions regarding salary increases, we may also draw on the experiences of members of our Board of Directors with other companies and the peer group compensation data reviewed by the Compensation Committee.

The long-term incentive awards in our compensation program are around incentives that we believe will also drive stockholder value. Performance stock options when issued do not accrue value to the executive officer unless and until stockholder value is created through company performance (i.e., all stock options are granted at or above market price on the date of issuance). We also believe that an executive officer should hold an equity stake in the company to further motivate the creation of stockholder value, provided that we do not have a policy in place requiring such ownership.

Annual Cash Incentive Bonuses

A significant portion of the total compensation of our Named Executive Officers is directly linked to Company performance in the form of cash incentive bonus payments. We believe this provides our executives an opportunity to earn above peer average compensation if the Company delivers superior results.

We link a significant portion of our executives’ cash compensation to the Company’s performance, as measured for our Named Executive Officers (and certain high-level employees) other than our Chief Executive Officer, by our year-over-year net income growth (less certain items not directly effecting net income, such as income tax benefit). Our high-level employees and executives have the ability, in the discretion of the Compensation Committee, to earn bonuses based on certain pre-determined percentages of their base salary, which aggregate bonuses for all executives (other than our Chief Executive Officer) and all high-level employees is determined based on a maximum of 20% of our year-over-year increase in net income.

The annual bonuses for our Chief Executive Officer are determined in the sole discretion of the Compensation Committee, based on the advice of consultants, the Company’s annual performance, and the bonuses paid to chief executive officers in the Company’s peer group. The bonus of Mr. David Peel, who serves as our Chief Operating Officer, is determined pursuant to the terms of his employment agreement and 90% of such bonus is non-discretionary (the remaining 10% is discretionary in the determination of the Board of Directors). Cash bonuses were paid to our executive officers in fiscal 2014 as described below under “Summary Compensation Table”.

Long-Term and Equity-Based Incentives

Our equity compensation program is a broad-based, long-term employee retention program that is intended to attract, retain and motivate our employees, officers and directors and to align their interests with those of our shareholders. We believe that our equity program is critical to our efforts to hire and retain the best talent in the extremely competitive used oil industry. We use stock options as a way to reward long-term value creation. Consistent with our Compensation Committee’s desire to tie pay to performance, the value of option awards is directly linked to the long-term performance of our stock price. While we have not previously issued restricted stock or equity awards other than stock options, the Compensation Committee reserves the right to issue such securities in the future, in the event it determines that such securities are beneficial to the Company’s compensation program.

Historically, the Compensation Committee has not granted stock options on a set schedule or based on any pre-determined schedule. Instead, the Compensation Committee grants stock options from time to time, in its sole discretion, based on the Company’s performance, the length of time prior stock options have been outstanding, the amount of shareholder dilution which would result from the grant of such stock options and our stock price. Notwithstanding the above, the Compensation Committee has historically sought to grant stock options to new hirees/appointees shortly after their engagement/appointment. Generally, all stock awards have a term of ten years (five years for greater than 10% shareholders), are granted at market (or 10% above in the event of greater than 10% shareholders), and vest at the rate of 1/4th of such options each year for four years, assuming such holders are continued to be employed by us.

We believe that meaningful vesting periods encourage recipients to remain with the Company over the long term. Because the value of the awards is based on our stock price, stock options encourage recipients to focus on achievement of longer-term goals, such as strategic opportunities, technological innovation and shareholder return.

Grants of stock options (and other equity awards) are made under our Equity Incentive Plans and the plans are administered pursuant to Rule 16b-3 of the Securities Exchange Act of 1934, as amended. When considering the grant of stock based awards, the Compensation Committee gives consideration to our overall performance and the performance of individual employees.

Severance Benefits

Our employment agreements with our Named Executive Officers generally provide for severance pay (of between three and six months) upon the termination of such Named Executive Officers without cause or by the executives for good reason (as described in such agreements). Additionally, our Chief Executive Officer is currently due severance pay (as described in greater detail below) in the event he terminates his employment agreement for any reason. Severance benefits are consistent with the Company’s peer group, and intended to provide the executives a comfort level that their employment will not be terminated without cause, unless they receive severance pay sufficient for them to relocate if necessary and/or find alternative employment. We do not currently pay severance payments upon a change of control of the Company.

Benefits and Other Compensation

We maintain broad based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Our executive officers are eligible to participate in all of our employee benefit plans.

Chief Executive Officer Compensation

Benjamin P. Cowart’s compensation is determined by our Compensation Committee. As is the case with respect to the executive officers, our Chief Executive Officer’s compensation is based upon both our operating performance and his individual performance. The Chief Executive Officer’s compensation consists of the same elements identified above with respect to executive officers: salary, an annual incentive bonus, and, in some years, grants of stock options. The determination of salary and the grant of stock based awards, if any, are subjective and not based upon any specific formula or guidelines, provided the Compensation Committee does take into account the performance of the Company and the Chief Executive Officer, our peer group and the advice of consultants.

Say-on-pay Voting Outcome

As part of the process for determining compensation for the Named Executive Officers for 2014, the Compensation Committee considered the most recent “say on pay” non-binding stockholder advisory vote held in June 2013 regarding the Named Executive Officers’ 2012 compensation. The resolution approving 2012 executive compensation received approval of 50.6% of the total stockholder vote, including 99.98% of the total number of stockholders voting at the meeting. The Compensation Committee considers the strong stockholder support of our 2012 compensation policies when making decisions regarding executive compensation.

Benchmarking

In making its compensation determinations, the Compensation Committee annually reviews the total compensation that each of our executives is eligible to receive against the compensation levels of comparable positions of a peer group of companies. The Compensation Committee seeks to select peer companies that are publicly traded, headquartered in the United States, operate in the used oil or environmental services industry, compete with us for talent, and are similar to the Company in their product and services offerings, business model, revenue size and market capitalization. The composition of the peer group is reviewed annually by the Compensation Committee.

The peer group used by the Compensation Committee in fiscal 2014 to evaluate compensation is:

Casella Waste Systems Inc.	CECO Environmental Corp.
Perma-fix Environmental Services	US Ecology, Inc.
Pure Earth, Inc.	Heritage-Crystal Clean
Clean Diesel Technologies	Granite Falls Energy LLC
Flotek Industries, Inc.	Nuverra Environmental Solutions
Quest Resource Holding Corp	Trecora Resources

Role of Chief Executive Officer and Other Officers

The Compensation Committee considers input from our Chief Executive Officer in making determinations regarding our executive compensation program and the individual compensation of each executive officer, other than our Chief Executive Officer. The Compensation Committee makes the final determination of Named Executive Officer compensation. The Compensation Committee has sole discretion to set the compensation levels of our Chief Executive Officer.

Role of Independent Consultant

For 2014, the Compensation Committee engaged Meridian Compensation Partners LLC (“Meridian”) as its independent compensation consultant. Meridian reports solely to the Compensation Committee, and the Compensation Committee determines the scope of Meridian’s engagement, which includes:

•	Providing input into compensation program design discussions and individual compensation actions, as needed.

•	Providing benchmarking (e.g., peer company) data on executive compensation for the Compensation Committee to use in its decision-making process.

•	Keeping the Compensation Committee apprised of trends and other developments affecting executive compensation.

The Compensation Committee has evaluated the independence of Meridian based on the SEC’s factors affecting independence and has concluded that Meridian is independent and that there are no conflicts of interests associated with Meridian’s engagement.

Employment Agreements

We enter into employment agreements with all of our Named Executive Officers. Refer to “Employment Agreements” below for further details.

Compensation Recovery

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer. We plan to implement a clawback policy in the future, although we have not yet implemented such policy, in accordance with the requirements of the Dodd-Frank Act.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Company’s Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and proxy statement for the Company’s 2015 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission.

March 31, 2015

Respectfully submitted,

The Compensation Committee of Vertex Energy, Inc.

Dan Borgen, Chairman
David Phillips
Christopher Stratton

The following table sets forth information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and three most highly compensated officers other than the Chief Executive Officer and Chief Financial Officer who were serving as an executive officer of the Company at the end of December 31, 2014, and up to two additional individuals for whom disclosure would have been required had they been serving as an executive officer at the end of the last completed fiscal year (the “Named Executive Officers”).

Name and Principal Position	Year Ended December 31	Salary ($)	Bonus ($)		Stock Awards 94)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation		All Other Compensation ($)		Total ($)
Benjamin P. Cowart	2014	$267,500	$—	(3)	$—	$15,475	$—		$39,811	(9)	$322,786
Chairman, CEO,	2013	$260,096	$543,960	(4)	$—	$10,471	$—		$—		$814,527
and President	2012	$240,769	$224,000	(4)	$—	$11,203	$—		$—		$475,972
Chris Carlson	2014	$195,000	$—	(3)	$—	$38,853			$22,974	(10)	$256,827
Chief Financial	2013	$204,006	$—		$—	$24,582	127,162	(5)(7)	$—		$355,750
Officer and Secretary	2012	$184,000	$—		$—	$22,224	49,500	(7)	$—		$255,724
Matthew Lieb	2014	$106,731	$36,805		$—	$16,415			$4,507	(11)	$164,458
Chief Operating	2013	$75,000	$24,750		$—	$3,163			$—		$102,913
Officer	2012	$75,000	$55,992		$—	$9,126			$—		$140,118
David Peel	2014	$294,231	$150,000	(8)	$—	$—			$—		$444,231
Chief Operating
Officer (6)
(1)  Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  None of our executive officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3) The amount of Mr. Cowart’s and Mr. Carlson's 2014 bonus has not yet been determined by the Compensation Committee as of the date of this filing, and is therefore not included in the table above. As the amount of Mr. Cowart's and Mr. Carlson's salary is determined in the sole discretion of the Compensation Committee, the date that the bonuses are expected to be determined is unknown. The amount of Mr. Cowart's and Mr. Carlson's bonuses for fiscal 2014, if any, will be disclosed in a separate filing under Item 5.02(f) of Form 8-K within four days of the date finalized by the Compensation Committee.

(4) Bonuses for 2013 and 2012 were discretionary bonuses approved by the Compensation Committee. See "Annual Cash Incentive Bonuses" under "Compensation Discussion and Analysis" above.

(5) Represents amounts paid in 2014 as a bonus for fiscal 2013.

(6) Effective June 19, 2014, Mr. Peel was appointed as Chief Operating Officer of the Company.

(7) Bonus based on pre-established performance measures, based mainly on year-over-year net income growth. See "Annual Cash Incentive Bonuses" under "Compensation Discussion and Analysis" above.

(8) Non-discretionary pro-rata bonus required pursuant to the terms of Mr. Peel's employment agreement described below under "Employment Agreements".

(9) Other compensation includes health insurance premiums and use of a private airplane for Company travel.

(10) Other compensation includes health insurance premiums and a monthly car allowance.

(11) Other compensation includes health insurance premiums.

(12) Effective June 19, 2014, Mr. Lieb resigned as Chief Operating Officer provided that Mr. Lieb continues to provide services to the Company as the Vice President of Specialty Projects (a non-executive position).

2013 Say on Pay Vote

At the annual meeting of our shareowners held in June 2013, stockholders holding 50.5% of the total shares eligible to be voted at the annual meeting and 99.9% of the shares voted at the annual meeting, voted in favor of our named executive officers’ 2012 compensation. The Board and the Compensation Committee considered these favorable results and did not make significant changes to our executive compensation program because it believes this advisory shareowner vote indicates strong support for our current compensation policies. We currently plan to again seek non-binding shareholder approval for the compensation of our named executive officers’ at the 2016 annual meeting of stockholders.

Board of Directors Compensation:

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the year ended December 31, 2014:

NAME (1)	FEES EARNED OR PAID IN CASH ($)		OPTION AWARDS ($)(2)	ALL OTHER COMPENSATION ($)		TOTAL ($)
David Phillips	$26,500	(3)	$15,871	$—		$42,371
Dan Borgen	$26,000	(3)	$15,871	$—		$41,871
Christopher Stratton	$26,500	(3)	$15,871	$—		$42,371
Timothy C. Harvey (4)	$19,000	(3)(7)	$18,814	$40,000	(4)	$77,814
James P. Gregory (5)	$7,500	(5)	$—	$52,689	(6)	$60,189

* The table above does not include the amount of any expense reimbursements paid to the above directors.  No directors received any Stock Awards, Non-Equity Incentive Plan Compensation, Change in Pension Value and Nonqualified Deferred Compensation Earnings during the period presented.  Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1) Mr. Cowart did not receive any compensation separate from the consideration he received as one of our officers for the year ended December 31, 2014 in consideration for his service to our Board.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3) Does not include $2,500 of fees incurred in fiscal 2013, but paid in fiscal 2014.

(4) Includes compensation that Mr. Harvey receives under the terms of a consulting agreement entered into with the Company on October 3, 2014, as described in greater detail under “ITEM 11. Executive Compensation” - “Consulting Agreement”. The total cash consideration received for fiscal 2014 under the consulting agreement totaled $40,000, in addition he received $120,379 associated with the value of options to purchase 75,000 shares of the Company’s common stock as described in greater detail under “ITEM 11. Executive Compensation” - “Consulting Agreement”.

(5) Mr. Gregory was appointed as a member of the Board of Directors effective July 24, 2014.

(6) Includes compensation that Mr. Gregory received as the General Counsel of Vertex Refining Nevada, pursuant to that certain employment agreement effective May 2, 2014, as described in greater detail under “ITEM 11. Executive Compensation” - “Employment Agreements” - “James Gregory, Director and General Counsel to Vertex Refining Nevada.” The total consideration received for fiscal 2014 under the employment agreement totaled $52,689.

Directors who are executive officers receive no additional compensation for serving on the Board of Directors.  Our non-executive directors receive annual cash compensation of $18,000.  The Chair of each committee receives an additional $2,500 annual cash retainer. Each member of the Board of Directors receives an additional $500 per committee meeting attended.   We also reimburse the directors for reasonable expenses that they incur in attending Board or committee meetings. Additionally, from time to time, we grant the member of the Board of Directors options to purchase shares of our common stock as additional consideration for serving on the Board of Directors.

Outstanding Equity Awards At Fiscal Year-End (1)

Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Benjamin P. Cowart CEO and President
	18,750	—	6,250	$3.03	9/23/16
	25,000	—	75,000	$3.26	9/27/18

Chris Carlson CFO and Secretary	140,000	—	—	$1.20	5/16/18
	75,000	—	25,000	$2.75	9/23/21
	25,000	—	75,000	$2.96	9/27/23

Matthew Lieb	100,000	—	—	$0.50	4/1/19
COO	25,000	—	75,000	$8.44	8/8/24
	40,000	—	—	$14.20	5/21/17
David Peel	—	—	—	$—	—
COO

(1) The table above only includes equity awards granted in consideration for services rendered by the Named Executive Officers disclosed above, and does not include any warrants, options or other securities granted in connection with any other transactions. We have no outstanding, vested, unvested, earned or unearned stock awards outstanding as of December 31, 2014.

Option Exercises During Fiscal 2014

The following table sets forth certain information about option exercises during fiscal 2014 relating to the Named Executive Officers who exercised options during fiscal 2014. No Named Executive Officers hold any restricted stock or restricted stock units subject to vesting and no restricted stock or restricted stock units vested during fiscal 2014.

	Option Awards (1)		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Mr. Cowart	80,000	$556,800	—	—
Mr. Carlson	25,000	$195,000	—	—
Mr. Lieb	139,401	$1,010,205
Mr. Peel	—	$—	—	—

(1) The value realized on exercise of stock options is calculated based on the difference between the market price of our common stock upon exercise and the exercise price of the options.

Potential Payments upon Termination or Change-in-Control

None of the employment agreements we have in place with our current Named Executive Officers contain any provisions that provide change-in-control benefits.

The employment agreements for Messrs. Cowart (notwithstanding the fact that Mr. Cowart’s agreement has expired, the parties have agreed to operate under the terms of the prior agreement until such time as another employment agreement or formal extension of the prior agreement has been mutually agreed to), Carlson and Peel, provide for the following payments and benefits if the executive is terminated by us without cause or resigns for good reason:

•
 Upon termination of Mr. Cowart’s agreement without “cause” (either by Mr. Cowart or the Company) or Mr. Cowart resigns for “good reason,” Mr. Cowart will be entitled to continue to receive his salary then in effect for a period of six months following the date of termination. Additionally, all unvested options held by Mr. Cowart vest immediately. “Cause” means, in the context of a basis for termination by the Company of Mr. Cowart’s employment with the Company, that: (i) Mr. Cowart materially breaches any obligation, duty, covenant or agreement under the Employment Agreement, which breach is not cured or corrected within thirty (30) days of written notice thereof from the Company (except for breaches which cannot be cured and for which the Company need not give any opportunity to cure); or (ii) Mr. Cowart commits any act of misappropriation of funds or embezzlement; or (iii) Mr. Cowart commits any act of fraud; or (iv) Mr. Cowart is indicted of, or pleads guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law. “Good Reason” means, in the context of a basis for termination by Mr. Cowart of his employment with the Company (a) without Mr. Cowart’s consent, his position or duties are modified by the Company to such an extent that his duties are no longer consistent with the position of CEO of the Company, (b) there has been a material breach by the Company of a material term of the employment agreement which continues uncured following thirty (30) days after such breach, or (c) Mr. Cowart’s compensation is reduced without Mr. Cowart’s consent, or the Company fails to pay to Mr. Cowart any compensation due to him upon five (5) days written notice from Mr. Cowart informing the Company of such failure.

•
 Upon termination of Mr. Carlson’s Employment Agreement without “cause” by us or if such Employment Agreement is terminated by Mr. Carlson for “good cause”, he is entitled to salary accrued through such termination date, plus severance pay equal to three months of salary. Additionally, all unvested options held by Mr. Carlson vest immediately. “Cause” means, in the context of a basis for termination by the Company of Mr. Carlson’s employment with the Company, that: (i) Mr. Carlson materially breaches any obligation, duty, covenant or agreement under the Employment Agreement, which breach is not cured or corrected within thirty (30) days of written notice thereof from the Company (except for breaches which cannot be cured and for which the Company need not give any opportunity to cure); or (ii) Mr. Carlson commits any act of misappropriation of funds or embezzlement; or (iii) Mr. Carlson commits any act of fraud; or (iv) Mr. Carlson is indicted of, or pleads guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law. “Good Reason” means, in the context of a basis for termination by Mr. Carlson of his employment with the Company (a) without Mr. Carlson’s consent, his position or duties are modified by the Company to such an extent that his duties are no longer consistent with the position of CFO of the Company, (b) there has been a material breach by the Company of a material term of the employment agreement which continues uncured following thirty (30) days after such breach, or (c) Mr. Carlson’s compensation is reduced without Mr. Carlson’s consent, or the Company fails to pay to Mr. Carlson any compensation due to him upon five (5) days written notice from Mr. Carlson informing the Company of such failure.

•
In the event the Company terminates Mr. Peel’s employment without “cause”, Mr. Peel is due any base salary earned and not yet paid to him, plus two months of additional base salary as severance pay, reimbursement for any unpaid business expenses incurred and all other benefits accrued and vested through the termination date. Additionally, all unvested options held by Mr. Peel vest immediately. “Cause” means (i) Mr. Peel’s conviction of, or a plea of guilty or nolo contendere to, a felony or a crime involving moral turpitude, (ii) any intentional or willful misappropriation by Mr. Peel of funds or property of the Company or its affiliates, (iii) any violation by Mr. Peel of the terms of any covenant not to compete or confidentiality agreement with respect to the Company, (iv) any material failure of Mr. Peel that is intentional or willful, or any material refusal of Mr. Peel, to perform the duties reasonably assigned to him, or (v) any other intentional, fraudulent or gross misconduct by Mr. Peel which is demonstrably injurious to the Company.

In order to receive the severance payments and benefits described above, each executive is required to execute a full general release of claims in favor of the Company.

Under the employment agreements for Messrs. Cowart, Carlson and Peel, in the event the executive’s employment terminates due to death or disability, for cause by the Company, or by the executive without cause (except in connection with Mr. Cowart’s agreement) each executive’s agreement entitles him to receive all compensation earned through the termination date.
The tables below show the estimated payments and benefits that will be made to Messrs. Cowart, Carlson and Peel under various scenarios related to a termination of employment, including in connection with a change in control of the Company. Mr. Lieb is no longer an executive officer of the Company and is not included in the tables below. The tables below assume that such termination occurred on December 31, 2014. The actual amounts that would be paid to any executive can only be determined at the time of an actual termination of employment and may vary from those set forth below. The major assumptions that we used in creating the tables are set forth directly below.

	Termination without Cause (by the Company or Mr. Cowart) or for Good Reason By Mr. Cowart	Termination Following Change in Control	Disability	Death
Benjamin P. Cowart
Severance Payments(1)	$133,500	$—	$—	$—
Bonus(2)	$—	$—	$—	$—
Benefits	$—	$—	$—	$—
Stock and Option Awards(3)	$523,750	$—	$523,750	$523,750
Total	$657,250	$—	$523,750	$523,750

	Termination without Cause (by the Company) or for Good Reason	Termination Following Change in Control	Disability	Death
Chris Carlson
Severance Payments(1)	48,500	$—	$—	$—
Bonus(2)	$—	$—	$—	$—
Benefits	$—	$—	$—	$—
Stock and Option Awards(3)	$1,424,600	$—	$1,424,600	$1,424,600
Total	$1,424,600	$—	$1,424,600	$1,424,600

	Termination without Cause by the Company	Termination for Good Reason	Termination Following Change in Control	Disability	Death
David Peel
Severance Payments(1)	50,000	$—	$—	$—	$—
Bonus(2)	270,000	$—	$—	$—	$—
Benefits	$—	$—	$—	$—	$—
Stock and Option Awards(3)	$—	$—	$—	$—	$—
Total	320,000	$—	$—	$—	$—

     (1) Represents six months of base salary for Mr. Cowart, three months of base salary for Mr. Carlson and two months of base salary for Mr. Peel.

(2) Represents discretionary bonus earned through termination date, provided in Mr. Peel's case 90% of his bonus (which is equal to 100% of his $300,000 annual salary) is non-discretionary.

(3) Represents the value of all outstanding stock options and unvested restricted stock (if any), which become fully vested and exercisable upon the executive's death or disability, the termination by the Company without cause, the termination by the executive without cause (only in connection with Mr. Cowart's employment), and termination by the executive for "good reason". The price per share of the Company's common stock used where applicable in the tables above is the closing market price of the Company's common stock on December 31, 2014 (or if applicable, the last closing sales price before such date).

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014
Estimated Future Payouts Under Non-Equity Incentive Plan Awards							Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Award Type	Threshold	Target		Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of shares of stock or units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Options Awards	Grant Date Fair Value of Stock and Options Awards (1)
Banjamin P. Cowart	—	—	—	—	(2)	—	—	—	—	—	—	—	—
Chris Carlson	—	Annual cash bonus	—	—	(3)	—	—	—	—	—	—	—	—
David Peel	—	—	—		(4)	—	—	—	—	—	—	—	—

(1) The dollar amount reflected in this column for the restricted stock and option awards is equal to the aggregate grant fair value of such award computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the grant fair value of these awards, please see the discussion of equity awards contained in Note 14 to the Company's Consolidated Financial Statements included herein.

(2) Mr. Cowart's annual bonuses are discretionary in the sole determination of the Compensation Committee and he is not party to a non-equity incentive plan.

(3) There is no threshold, maximum or target for Mr. Carlson's bonus. Information regarding the Company's bonus plan is discussed above under "Annual Cash Incentive Bonuses"-"Compensation Discussion and Analysis".

(4) Pursuant to Mr. Peel's employment agreement (described below), Mr. Peel receives an annual base salary of $300,000 per year, plus a yearly bonus in an amount of 100% of his base salary, of which 90% is non-discretionary. Mr Peel was paid a bonus of $150,000 for fiscal 2014. The 10% of the bonus which is not non-discretionary is payable in the sole discretion of the Compensation Committee and as such Mr. Peel's bonus policy is not considered a non-equity incentive plan.

Employment Agreements

Benjamin P. Cowart, Chief Executive Officer and President

Pursuant to Mr. Cowart’s, five year employment agreement, entered into effective April 16, 2009, which expired April 16, 2014 pursuant to its terms, provided that Mr. Cowart and the Company are currently negotiating an extension of the agreement and have agreed to operate under the terms of the prior agreement until such time as another employment agreement or formal extension of the prior agreement has been mutually agreed to. Mr. Cowart’s annual compensation package includes (1) a base salary of $250,000 per year ($267,500 per year effective for the 2013 fiscal year), subject to annual increases as determined in the sole discretion of the Compensation Committee, and (2) a bonus payment to be determined in the sole discretion of the Compensation Committee, which totaled $224,000 for the 2012 year, $543,960 for the 2013 year, and has not yet been determined for the 2014 year. Mr. Cowart will also be eligible to participate in our stock option plan and other benefit plans. We may terminate Mr. Cowart’s employment for “cause” (which is defined to include, among other things, a material breach of the agreement by Mr. Cowart). Mr. Cowart may terminate his agreement upon delivery to us of written notice of termination for any reason, including “good reason,” which is defined to include, among other things, a material breach of the agreement by us, or a modification of Mr. Cowart’s duties such that they are inconsistent with the position and title of Chief Executive Officer.

Upon termination of the agreement for “cause,” Mr. Cowart will be entitled to any salary accrued through such termination date, as well as any other benefits to which he may be entitled under any stock plan or other benefit plan that we maintain. If such agreement is terminated without “cause” (either by Mr. Cowart or the Company) or Mr. Cowart resigns for “good reason,” Mr. Cowart will be entitled to continue to receive his salary then in effect for a period of six months following the date of termination.

Pursuant to the agreement, as long as Mr. Cowart is employed thereunder and for a period of six months thereafter, he may not engage or participate in any business that is in competition in any manner whatsoever with our business (as presently or hereafter conducted), subject to certain exceptions. Although Mr. Cowart will be prohibited from competing with us while he is employed with us, he will only be prohibited from competing for six months after his employment with us ends pursuant to his employment agreement, provided that Mr. Cowart is also prohibited from competing against us in connection with certain of our operations until August 17, 2017, as described in greater detail below under “Non-Competition and Non-Solicitation Agreement”. Accordingly, Mr. Cowart could be in a position to use industry experience gained while working with us to compete with us.

Chris Carlson, Chief Financial Officer and Secretary

On or around March 29, 2011, with an effective date of April 1, 2010, we entered into an Employment Agreement with Chris Carlson, pursuant to which Mr. Carlson agreed to serve as our Chief Financial Officer, which was amended effective August 31, 2012 (the “Carlson Employment Agreement”).  Mr. Carlson is to receive (1) $175,000 per year ($195,000 effective for the 2013 fiscal year) during the term of the agreement, which continues until April 1, 2015 and (2) a bonus payment to be determined in the sole discretion of our Compensation Committee, which totaled $49,500 for the 2012 year and $127,162 for the 2013 year, and has not yet been determined for the 2014 fiscal year.

The Carlson Employment Agreement can be terminated by us for any reason, including for “Cause” - defined as a vote by our Board of Directors that Mr. Carlson should be dismissed as a result of (i) the commission of any act by Mr. Carlson constituting financial dishonesty against the Company (which act would be chargeable as a crime under applicable law); (ii) Carlson engaging in any other act of dishonesty, fraud, intentional misrepresentation, moral turpitude, illegality or harassment, which, as determined in good faith by the Board of Directors is reasonably likely to: (A) materially adversely affect the business or the reputation of the Company with its current or prospective customers, suppliers, lenders and/or other third parties with whom it might do business; or (B) negligently expose the Company to a risk of civil or criminal legal damages, liabilities or penalties; (iii) the repeated failure by Mr. Carlson to follow the directives of the Board of Directors; or (iv) Mr. Carlson’s inadequate performance of his duties to us, if not cured within thirty days of notice from us.

The Carlson Employment Agreement can be terminated by Mr. Carlson for any reason, including “Good Reason”, which is defined as (i) the assignment to Mr. Carlson of any duties materially inconsistent with Mr. Carlson’s positions, duties, authority, responsibilities and reporting requirements as provided in the Carlson Employment Agreement; or (ii) us or the Board of Directors taking any action which would require Mr. Carlson to be based outside of Houston, Texas, subject to the exclusions described in further detail in the Carlson Employment Agreement.

If Mr. Carlson’s Employment Agreement is terminated without cause by us or terminated by such executive for good cause, he is to receive salary accrued through such termination date, plus severance pay equal to three months of salary.  If his employment is terminated for any other reason, he is to receive any compensation earned as of the termination date. Additionally, Mr. Carlson agreed that he would not directly or indirectly, compete with us for a period of six months following the termination of his employment with us as an employee, employer, consultant, agent, investor, principal, partner, stockholder, corporate officer or director of any entity (except as provided in the Carlson Employment Agreement).  Additionally, Mr. Carlson is also prohibited from competing against us in connection with certain of our operations until August 17, 2017, as described in greater detail below under “Non-Competition and Non-Solicitation Agreement”.

David Peel, Chief Operating Officer

Effective June 19, 2014, Mr. Peel was appointed as Chief Operating Officer of the Company. In connection with the Initial Closing of the Omega acquisition in May 2014, described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”, we hired Mr. Peel as an employee of the Company and we entered into an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement (the “Employment Agreement”) and Retention and Noncompetition Agreement with Mr. Peel.

Pursuant to the Employment Agreement, Mr. Peel was employed on an “at-will” basis as an employee of Vertex Refining LA, LLC, an indirect wholly-owned subsidiary of the Company, we agreed to pay him an annual base salary of $300,000 per year, plus a yearly bonus in an amount of 100% of his base salary, of which 90% is non-discretionary, Mr Peel was paid a bonus of $150,000 for fiscal 2014.  Mr. Peel is also entitled to all fringe benefits regularly provided to other full-time employees of the Company (including health, dental and life insurance where applicable).  In the event the Company terminates Mr. Peel’s employment without Cause (as defined below), Mr. Peel is due any base salary earned and not yet paid to him, plus two months of additional base salary as severance pay, reimbursement for any unpaid business expenses incurred and all other benefits accrued and vested through the termination date (provided that Mr. Peel is required to enter into a Separation and Release Agreement with the Company as a condition to receiving such severance pay).  “Cause” under the Employment Agreement includes Mr. Peel’s conviction of, or a plea of guilty or nolo contendere to any felony or crime involving moral turpitude, any intentional or willful misappropriation of Company funds or property, any violation of the Retention and Noncompetition Agreement (described below) or certain  other terms and conditions of the Employment Agreement, any material failure of Mr. Peel to perform the duties reasonably assigned to him or any other intentional, fraudulent or gross misconduct by Mr. Peel which causes injury to the Company.  The Employment Agreement contains standard confidentiality, assignment of inventions and ‘work for hire’, and arbitration provisions.

Pursuant to the Retention and Noncompetition Agreement we agreed to pay Mr. Peel $150,000 as a retention bonus (with 50% payable upon the effective date of the initial closing of the Omega acquisition and 50% payable six months thereafter (assuming Mr. Peel has remained in continuous employ of the Company during such period)) and he agreed not to compete against us for two months from the date he is no longer employed by the Company (or any affiliate of the Company)(as described in the agreement) and to not solicit any employees or consultants of, or solicit employment from, any person who performs or performed services for the Company (subject to certain exceptions and as described in greater detail in the agreement) for a period of six months following such termination of employment.

James Gregory, Director and General Counsel to Vertex Refining Nevada

Vertex Refining Nevada previously entered into an employment agreement with Mr. Gregory effective May 2, 2014 (upon the Initial Closing of the Omega transaction, described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”), pursuant to which Mr. Gregory agreed to serve as General Counsel to Vertex Refining Nevada for a period of three years (provided the agreement is automatically extendable thereafter for additional one year periods unless either party provides the other at least 60 days’ notice of their intention not to renew such agreement).  The agreement provides for Mr. Gregory to perform a minimum of an average of 20 hours per week for Vertex Refining Nevada.  The agreement also provides for among other things, a two year non-compete period following the termination of Mr. Gregory’s employment.  Pursuant to the agreement, Mr. Gregory receives a salary of $100,000 per year and is eligible to participate in life, health and other benefit programs that the Company makes available to similarly situated employees. In the event Mr. Gregory’s services with the Company are terminated (a) without cause by the Company or (b) by Mr. Gregory for good reason (as described in the agreement), we are required to continue paying the compensation due to Mr. Gregory under the agreement for one year from the termination date, subject to the terms and conditions of the agreement.  In connection with the termination of the agreement for any other reason, Mr. Gregory is due only the compensation earned by him through the date of termination.

Matthew Lieb, former Chief Operating Officer

With an effective date of April 16, 2009, we entered into an employment agreement with Matthew Lieb.  Pursuant to the terms of the employment agreement, Mr. Lieb was to serve as our Chief Operating Officer for a term of four years, renewable for additional one year periods thereafter, which agreement was automatically renewed for an additional one year period on April 16, 2013.  Pursuant to the employment agreement, so long as Mr. Lieb is employed by us for 12 months following the termination of his employment, Mr. Lieb is prohibited from competing with us. Pursuant to the employment agreement, Mr. Lieb was to receive a salary of $150,000 per year, which was amended, effective in February 2011 to provide for a salary of $75,000 per year.

If Mr. Lieb’s employment agreement was terminated without cause by us or for good reason by such executive, he was to receive six months of severance pay.  If his employment was terminated for any other reason, he was to receive any compensation earned as of the termination date.

Effective June 19, 2014, Mr. Lieb resigned as Chief Operating Officer provided that Mr. Lieb continues to provide services to the Company as the Vice President of Specialty Projects (a non-executive position) pursuant to the terms of a non-executive employment agreement not described herein.

Non-Competition and Non-Solicitation Agreement

Effective August 31, 2012, in connection with the acquisition of Holdings (described above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”), we entered into a Non-Competition and Non-Solicitation Agreement with Holdings, Mr. Cowart (and an entity which he controlled), Mr. Carlson and Mr. Wallace (the “Non-Compete Parties” and “Non-Competition Agreement”). Pursuant to the Non-Competition Agreement, the Non-Compete Parties agreed, through themselves and their affiliates, to not directly or indirectly conduct, control or participate in the business of transporting, storing, processing and refining petroleum products, crudes and lubricants in the states of Alabama, Arkansas, Arizona, California, Florida, Georgia, Iowa, Illinois, Kentucky, Louisiana, Michigan, North Carolina, Nevada, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee and Texas, for a period of five years.  The Non-Competition Agreement also restricts the Non-Compete Parties from soliciting, inducing or attempting to induce, persuade or entice any employee of Vertex Acquisition Sub, LLC or its subsidiaries, which was an employee prior to the Acquisition, to leave their employment, subject to certain limited exceptions described in the Non-Competition Agreement.

Consulting Agreement

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock and preferred stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our executive officers and significant employees; and (iv) all of our current executive officers, significant employees and directors as a group, as of March 30, 2015.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 30, 2015, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Name	Number of Common Stock Shares		Percent of Common Stock	Number of Preferred Stock Shares(#)	Percent of Preferred Stock	Total Voting Shares	Percent of Total Voting Shares
Executive Officers, Significant Employees and Directors
Benjamin P. Cowart	8,540,942	(1)	29.8%	—	—%	8,540,942	29.1%
Chris Carlson	1,027,902	(2)	3.6%		—%	1,027,902	3.5%
David Peel	—		—%	—	—%	—	—%
Dan Borgen	329,074	(3)	1.2%		—%	329,074	1.1%
David Phillips	33,750	(4)	*%	—	—%	33,750	*%
Christopher Stratton	133,750	(5)	*%		—%	133,750	*%
Timothy C. Harvey	30,800	(6)	*%	—	—%	30,800	*%
James P. Gregory	—		*%	—	—%	—	—%
All Executive Officers, Significant Employees and Directors as a group (9 persons)	10,108,718		34.6%	—	—%	10,108,718	33.8%

5% Stockholders (7)	—

Warren Ohio Holdings Co (8)	2,257,781	(9)	8.0%	—	—%		7.9%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(#) Converts into common stock at the option of each holder on a one-for-one basis and votes one voting share on all stockholder matters.

(1) Includes 100,765 shares held by VTX, Inc. (“VTX”), 7,500 shares of common stock owned by Vertex Holdings, L.P. (“Holdings”) which Mr. Cowart has control over and which shares Mr. Cowart is deemed to beneficially own, includes 4,796,761 shares of common stock held through Mr. Cowart’s family partnership (B&S Cowart II Family LP), which shares he is deemed to beneficially own, 2,632,364 shares of common stock which Mr. Cowart holds personally, and 244,299 shares each (488,598 in aggregate) held by The Benjamin Paul Cowart 2012 Grantor Retained Trust and The Shelley T. Cowart 2012 Grantor Retained Trust, which shares Mr. Cowart is deemed to beneficially own.  Also includes warrants to purchase an aggregate of 2,938 shares of our common stock held by VTX, at various exercise prices from $11.10 to $27.00 per share, and with various expiration dates from between April 18, 2015 and May 21, 2017 (the “Make-Whole Warrants”).  Also includes Make-Whole Warrants to purchase an aggregate of 248,398 shares of our common stock held personally by Mr. Cowart.  Also includes warrants to purchase 219,868 shares of common stock at an exercise price of $3.01 per share, of which warrants to purchase 109,934 shares of common stock are each held by The Benjamin Paul Cowart 2012 Grantor Retained Annuity Trust and The Shelley T. Cowart 2012 Grantor Retained Annuity Trust, which warrants Mr. Cowart is deemed to beneficially own. Also includes options to purchase 18,750 shares of our common stock at an exercise price of $3.03 per share and options to purchase 25,000 shares at $3.26 per share.  Does not include options to purchase 6,250 shares at an exercise price of $3.03 per share or options to purchase 75,000 shares at an exercise price of $3.03 per share, which options have not vested to Mr. Cowart.

(2) Includes Make-Whole Warrants to purchase 15,567 shares of our common stock, options to purchase 140,000 shares of our common stock at an exercise price of $1.20 per share, options to purchase 75,000 shares of our common stock at an exercise price of $2.75 per share and options to purchase 25,000 shares of common stock at an exercise price of $2.96 per share.  Does not include options to purchase 25,000 shares of common stock at an exercise price of $2.75 per share or options to purchase 75,000 shares of our common stock at an exercise price of $2.96 per share, which options have not vested to Mr. Carlson.

(3) Includes options to purchase 20,000 shares of our common stock at an exercise price of $1.20 per share, options to purchase 80,000 shares of our common stock at an exercise price of $0.45 per share, options to purchase 18,750 shares of our common stock at an exercise price of $2.75 per share and options to purchase 15,000 shares of common stock at an exercise price of $2.96 per share.  Does not include options to purchase 6,250 shares of our common stock at an exercise price of $2.75 per share or options to purchase 45,000 shares of common stock at an exercise price of $2.96 per share, which options have not vested to Mr. Borgen. Also includes 195,324 shares of common stock held by KKB Holdings LLC, a Limited Liability Company which is owned by a Family Trust, which entity is owned by family members of Dan Borgen, who serves as a member of and as President of such entity, which securities Mr. Borgen is deemed to beneficially own.

(4) Includes options to purchase 18,750 shares of common stock at an exercise price of $2.75 per share and options to purchase 15,000 shares of common stock at an exercise price of $2.96 per share.  Does not include options to purchase 6,250 shares of our common stock at an exercise price of $2.75 per share or options to purchase 45,000 shares of our common stock at an exercise price of $2.96 per share, which options have not vested to Mr. Phillips.

(5) Includes options to purchase 100,000 shares of our common stock at an exercise price of $0.45 per share, options to purchase 18,750 shares of common stock at an exercise price of $2.75 per share and options to purchase 15,000 shares of common stock at an exercise price of $2.96 per share.  Does not include options to purchase 6,250 shares of our common stock at an exercise price of $2.75 per share or options to purchase 45,000 shares of common stock at an exercise price of $2.96 per share, which options have not vested to Mr. Stratton.

(6) Includes 4,000 shares of common stock held in the name of the Caylyn Harvey Trust, 1,800 shares of common stock held in the name of the Lexie Harvey Irrevocable Trust and 10,000 shares of common stock held in the name of the Timothy & Melinda Harvey TTEES Harvey Trust U/A DTD 09/14/92, which shares Mr. Harvey is deemed to beneficially own. Includes options to purchase 15,000 shares of common stock at an exercise price of $2.96 per share. Does not include options to purchase 45,000 shares of common stock at an exercise price of $2.96 per share or options to purchase 75,000 shares of common stock at an exercise price of $6.615 per share, which options have not vested to Mr. Harvey.

(7) To our knowledge, except as noted in the table above, no person or entity is the beneficial owner of more than 5% of the voting power of the Company’s securities.

(8) Address is 727 South 13th Street, Omaha, Nebraska 68102. The beneficial owner of the shares held by Warren Ohio Holdings Co., Inc. is Robert N. Schlott its Chairman.

(9) Includes 150,000 shares held in escrow pursuant to the terms of the Heartland Purchase Agreement (described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”, and 56,180 shares which the shareholder is due as a true up in connection with the Heartland Purchase Agreement which have not been issued to date, but which we plan to issue shortly after the date of this report.

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

Effective on April 25, 2013, the Board of Directors adopted, subject to the ratification of our shareholders, the Company's 2013 Stock Incentive Plan, which was subsequently approved by the Company’s shareholders on June 7, 2013, which allows the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to our officers, Directors and consultants to help attract and retain qualified personnel (the “2013 Plan” and collectively with the 2008 Plan and the 2009 Plan, the “Plans”).

The following table provides information as of December 31, 2014 regarding the 2004 Plan, the 2007 Plan and the Plans (including individual compensation arrangements), except as described below, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights*	Number of securities available for future issuance under equity compensation* plans (excluding those in first column)*
Equity compensation plans approved by the security holders	1,874,250	$4.27	1,227,077
Equity compensation plans not approved by the security holders	385,600	$10.65	0
Total	2,259,850		1,277,077

* Does not include securities available for future issuance under equity compensation plans approved by security holders and not approved by security holders of World Waste, assumed in the Merger, which the Company does not plan to issue any additional securities in connection which.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Except as discussed below or otherwise disclosed above under “ITEM 11. Executive Compensation”, there have been no transactions since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds $120,000, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

As described above under “Part II” - “ITEM 10. Directors, Executive Officers and Corporate Governance” - “Committees of the Board” - “Related Party Transaction Committee”, the Board of Directors maintains a standing Related Party Transaction Committee which is charged with the review and pre-approval of any and all related party transactions.

The Company has previously and continues (from time to time) to sell feedstock to Westport Petroleum, Inc. which Mr. Harvey, who became a director of the Company effective January 2, 2013, served as a Vice President of from November 1987 to June 2012.

E-Source Holdings, LLC (“E-Source”) our 51% owned subsidiary between October 2013 and January 2014, when it became our 70% owned subsidiary until September 2014, when it became our 100% owned subsidiary, subleases office and building space from BBP Landtex, which was the 49% minority owner of E-Source between October 2013 and January 2014 and the 30% minority owner of E-Source between January 2014 and September 2014. Rental payments under the lease are $3,500 per month. In addition, there is a monthly fee for miscellaneous services and 75% of the utilities.

Related Party Revenues; Inventory Purchases; Receivables and Notes Payable

The Company had inventory purchases from related parties of $0 and $9,569,772 for the years ended December 31, 2013 and 2012, respectively. The Company also incurred process costs of $0 and $5,331,195 for the years ended December 31, 2013 and 2012, respectively.  The costs arise from the TCEP operating agreement with CMT (which entity was acquired as part of the acquisition of Holdings described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”), whereby we paid up to $0.40 per gallon of processing costs.

As of December 31, 2014 we were owed $13,858,067 under the Omega Secured Note (as defined and described in greater detail above under “Part II”- “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Liquidity and Capital Resources” - “Omega Secured Note”) which Omega provided in May 2014 in connection with the Initial Closing. The Omega Secured Note represents (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the Initial Closing (which included consideration relating to the assets acquired at the Initial Closing and which were planned to be acquired at the Final Closing) exceeded the value of assets acquired at the Initial Closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the Initial Closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory which was planned to be acquired at the Final Closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) advances totaling $4.15 million to satisfy accounts payable and other working capital related obligations of Omega after the Initial Closing (the “Draw Down Loans”); and (e) an additional loan of $1 million for capital expenditures (the “Capital Expenditure Loan”).

The Purchase Price Loan and the Draw Down Loans accrued interest at the short-term federal rate as published by the Internal Revenue Service from time to time (approximately 0.33% per annum as of the Initial Closing) prior to October 30, 2014, and thereafter at 9.5% per annum, payable monthly in arrears and have a maturity date of March 31, 2015. The First Inventory Loan and the Draw Down Loans accrue interest at the rate of 9.5% per annum beginning on May 31, 2014, and are due and payable on March 31, 2015. Upon an event of default under any of the loans, the loans accrue interest at 18% per annum until paid in full.

The repayment of the Secured Note is guaranteed by Omega Holdings pursuant to a Guaranty Agreement and secured by a security interest granted pursuant to the terms of the Secured Note and a Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing. Additionally, we have the right to set-off any amount due upon an event of default under the Secured Note against certain of the shares pledged by Omega in connection with the Initial Closing and the earn-out consideration due to Omega (provided that we have determined that no earn-out consideration will be due to Omega), subject to the terms of the Asset Purchase Agreement

We had accounts receivable from related parties of $3,150,000 as of December 31, 2014, representing amounts due from Omega Holdings. Of the total related party receivable balance, $1,696,452 represents invoiced amounts that do not bear interest as of December 31, 2014. Based on management's assessment, the Company recognized an allowance of $1,696,452 related to the receivable. The write off was necessary because the Company's receivable was unsecured and the amount that the Company may ultimately recover, if any, is not presently determinable.

Related Party Transactions

As discussed above, under “Part III” - “ITEM 10. Directors, Executive Officers and Corporate Governance”, David Peel, our Chief Operating Officer, currently serves as Chief Operating Officer of Omega Holdings, which he also holds a limited ownership interest in.  On May 2, 2014, we completed the Initial Closing contemplated under the Omega Purchase Agreement, described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”.

As described above under “Part III” - “ITEM 10. Directors, Executive Officers and Corporate Governance”, James P. Gregory, a member of our Board of Directors and General Counsel to Vertex Refining Nevada, is a member of the Board of Directors of Omega Holdings and its subsidiaries. Mr. Gregory participated in the negotiation of the Omega Purchase Agreement as a member of the Board of Directors of Omega Holdings. Mr. Gregory holds an approximate 3.6% membership interest in Omega Holdings.

Omega Refining purchased use motor oil from the Company throughout 2013 and 2014.

Pursuant to the terms of the Omega Purchase Agreement, Omega is provided the right, beginning after the Initial Closing and through the end of the earnout period relating to Bango Refining provided for in the Omega Purchase Agreement (December 31, 2016), subject to the approval of the Company’s Nominating and Corporate Governance Committee, to nominate three persons to fill one new position on the Board of Directors of the Company (the “Appointment Right”).  Mr. Gregory was appointed to the Board of Directors pursuant to such Appointment Right in July 2014, upon nomination by Omega, ratification of such nomination by the Company’s Nominating and Corporate Governance Committee, and with the approval of the full Board of Directors of the Company.

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

On December 4, 2014 and effective December 5, 2014, we entered into two Subscription Agreements and sold 244,299 shares of restricted common stock and five year warrants to purchase 109,934 shares of common stock each to The Benjamin Paul Cowart 2012 Grantor Retained Annuity Trust and The Shelley T. Cowart 2012 Grantor Retained Annuity Trust, in consideration for $750,000 each (or $1.5 million in aggregate). The trusts are controlled by and for the benefit of Benjamin P. Cowart, the Chief Executive Officer, Chairman and largest shareholder of the Company and his wife and as such, Mr. Cowart is deemed to beneficially own the securities acquired. The shares and warrants (representing 45% warrant coverage in connection with the purchase of the shares) were sold for $3.07 per share and warrant (a premium to the $3.01 closing price of the Company’s common stock on December 4, 2014 ($3.01 per share)). The warrants (the “Warrants”) were evidenced by Common Stock Purchase Warrants and have a term of five years, an exercise price of $3.01 per share and cashless exercise rights beginning six months after the date of the grant of the Warrants, to the extent that the shares of common stock issuable upon exercise of such Warrants are not registered with the Commission. The subscribers were also provided piggy-back registration rights in the event that we file a primary or secondary registration statement in the five years following the closing of the acquisition. The funds raised pursuant to the sale of securities were used as working capital for the Heartland Business, which we acquired pursuant to the closing of the Heartland Purchase Agreement with Heartland, described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”.

Heartland entered into a Consulting Agreement in July 2014, with Vertex Operating (the Company's wholly-owned subsidiary) to provide consulting services to Heartland (the "Consulting Agreement") while the parties negotiated the definitive terms of a purchase agreement relating to the acquisition by the Company of substantially all the assets of Heartland, which agreement was entered into by both parties in October 2014 and closed in December 2014. Vertex OH, a wholly-owned subsidiary of Vertex Operating and Vertex Operating agreed to share equally with Heartland in the costs of certain projects undertaken by Heartland prior to the closing of the purchase agreement, provided that Heartland is not required to pay more than $788,500 of its costs associated with such project costs which are estimated to total approximately $1.6 million.  In connection therewith, following the closing, Vertex OH will first pay, up to the amount expended by Heartland as of closing for such costs, any amounts due in connection with such projects, and the remaining amount of such projects will be split equally by Vertex OH and Heartland.  All projects undertaken following closing, if any, are in the sole discretion of Vertex OH. No amounts had been expended for these capital projects as of December 31, 2014.
Director Independence

The Board of Directors annually determines the independence of each director and nominee for election as a director. The Board makes these determinations in accordance with NASDAQ’s listing standards for the independence of directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

The Board has affirmatively determined that each of Mr. Borgen, Mr. Phillips, Mr. Stratton and Mr. Harvey are independent. Due to the fact that Mr. Cowart serves as our Chief Executive Officer and President, Mr. Cowart is not independent.   Due to the fact that Mr. Gregory is the General Counsel of Vertex Refining Nevada, Mr. Gregory is not independent. A majority of the Board is comprised of independent directors.

ITEM 14. Principal Accounting Fees and Services

The Company appointed LBB & Associates Ltd., LLP as independent auditors to audit the consolidated financial statements of the Company for the fiscal years ended December 31, 2014 and December 31, 2013.

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants for the fiscal years ended December 31, 2014 and December 31, 2013:

Fee Category	2014 Fees	2013 Fees
Audit Related Fees	$228,521	$96,639
All Other Fees	6,000	14,035
Total Fees	$234,521	$110,674

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit related, provided to us by LBB for 2014 and 2013.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

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

VERTEX ENERGY, INC.

Date: March 31, 2015	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2015	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer) and Chairman		Chris Carlson Chief Financial Officer (Principal Accounting/Financial Officer)
Date:	March 31, 2015	Date:	March 31, 2015

By:	/s/ Christopher Stratton	By:	/s/ Dan Borgen
	Christopher Stratton Director		Dan Borgen Director

Date:	March 31, 2015	Date:	March 31, 2015

By:	/s/ Timothy C. Harvey	By:	/s/ David Phillips
	Timothy C. Harvey Director		David Phillips Director

Date:	March 31, 2015	Date:	March 31, 2015

By:	/s/ James P. Gregory
James P. Gregory
Director

Date:	March 31, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
1.1	Underwriting Agreement, dated November 20, 2013, by and among Vertex Energy, Inc. and Craig-Hallum Capital Group LLC		8-K	1.1	11/21/2013	001-11476
2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/2012	000-53619
2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B & S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/2012	000-53619
2.3	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA. LLC., Vertex Refining NV., LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (March 17, 2014)		8-K	2.1	3/19/2014	001-11476
2.4	Second Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV., LLC, Bango Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 30, 2014)		8-K	2.3	5/6/2014	001-11476
2.5(#)	Third Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (May 2, 2014)		8-K	2.4	5/6/2014	001-11476
2.6	Fourth Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Louisiana LV OR LLC, formerly known as Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (January 19, 2015)		8-K	2.1	1/21/2015	001-11476
2.7	Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy Inc. and Heartland Group Holdings, LLC (October 21, 2014)		8-K	2.1	10/28/2014	001-11476
2.8	First Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (November 26, 2014)		8-K	2.2	12/1/2014	001-11476

2.9	Second Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (December 5, 2014)	8-K	2.3	12/9/2014	001-11476
2.10	Third Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (March 4, 2015)	8-K	2.4	3/6/2015	001-11476
3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.	8-K/A	3.1	6/26/2009	000-53619
3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.	8-K	3.1	7/16/2010	000-53619
3.3	Amended and Restated Bylaws of Vertex Energy, Inc.	8-K	3.1	1/15/2014	001-11476
10.1	Employment Agreement with Benjamin P. Cowart effective April 16, 2009 ***	8-K/A	10.5	6/26/2009	000-53619
10.2	Employment Agreement with Matthew Lieb effective April 16, 2009 ***	8-K/A	10.7	6/26/2009	000-53619
10.3	Loan Agreement with Bank of America dated September 16, 2010	8-K	10.1	9/24/2010	000-53619
10.4	Security Agreement with Bank of America dated September 16, 2010	8-K	10.2	9/24/2010	000-53619
10.5(+)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy, Inc. dated April 17, 2013	8-K	10.1	11/12/2013	001-11476
10.6	Amended and Restated Employment Agreement with Chris Carlson dated March 29, 2011 and effective April 1, 2010***	10-K	10.18	12/31/2004	000-53619
10.7	First Amendment to Employment Agreement with Benjamin P. Cowart dated March 25, 2011 and effective as of December 15, 2010***	10-K	10.19	12/31/2004	000-53619
10.8	First Amendment to Employment Agreement with Matt Lieb dated February 1, 2011 and effective March 28, 2011***	10-K	10.20	12/31/2010	000-53619
10.9	Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated July 5, 2011***	10-Q	10.21	9/30/2011	000-53619
10.10	Second Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated June 15, 2012***	10-Q	10.11	9/30/2012	000-53619
10.11	Employment Agreement with John Strickland - July 2012**	10-Q	10.12	9/30/2012	000-53619
10.12	Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	8-K	10.1	9/12/2012	000-53619
10.13	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.2	9/12/2012	000-53619

10.14	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.3	9/12/2012	000-53619
10.15	Security Agreement with Bank of America, N.A. dated August 31, 2012	8-K	10.4	9/12/2012	000-53619
10.16	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.5	9/12/2012	000-53619
10.17	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	10-Q	10.18	9/30/2012	000-53619
10.18	Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***	10-Q	10.19	9/30/2012	000-53619
10.19	Second Addendum to Employment Agreement with Benjamin P. Cowart, dated August 31, 2012***	10-Q	10.20	9/30/2012	000-53619
10.20	First Addendum to Amended and Restated Employment Agreement with Chris Carlson, dated August 31, 2012***	10-Q	10.21	9/30/2012	000-53619
10.21	2004 Stock Option Plan - World Waste Technologies, Inc.***	10-KSB	10.3	12/31/2004	001-11476
10.22	Form of Stock Option Agreement, pursuant to 2004 Stock Option Plan***	10-KSB	10.4	12/31/2004	001-11476
10.23	2007 Stock Plan - World Waste Technologies, Inc.***	8-K	10.2	5/21/2007	001-11476
10.24	Form of Stock Option Agreement, pursuant to 2007 Stock Option Plan***	8-K	10.3	5/21/2007	001-11476
10.25	Vertex Energy, Inc., 2008 Stock Incentive Plan***	8-K/A	4.1	6/26/2009	000-53619
10.26	2008 Stock Incentive Plan - Form of Stock Option Agreement***	10-K	10.27	12/31/2012	001-11476
10.27	Vertex Energy, Inc., 2009 Stock Incentive Plan***	8-K	4.1	7/31/2009	000-53619
10.28	2009 Stock Incentive Plan - Form of Stock Option Agreement***	10-K	10.29	12/31/2012	001-11476
10.29	Waiver and Second Amendment to Credit Agreement with Bank of America, N.A. (January 2013)	10-K	10.30	12/31/2012	001-11476
10.30	Vertex Energy, Inc. 2013 Stock Incentive Plan***	S-8	4.1	7/28/2014	333-197659
10.31	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***	8-K	10.1	9/30/2013	001-11476
10.32	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***	S-8	4.3	7/28/2014	333-197659
10.33(+)	Secured Promissory Note ($13,858,066.67)-May 2, 2014-Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender	8-K	10.1	5/6/2014	001-11476
10.34	Guaranty Agreement-Omega Holdings-May 2, 2014	8-K	10.2	5/6/2014	001-11476

10.35(+)	Credit and Guaranty Agreement dated as of May 2, 2014, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as Guarantors, and Goldman Sachs USA, as Lender and as Administrative Agent, Collateral Agent, and Lead Arranger	8-K	10.3	5/6/2014	001-11476
10.36	Term Loan Note ($40,000,000)-Credit and Guaranty Agreement dated as of May 2, 2014	8-K	10.4	5/6/2014	001-11476
10.37(+)	Pledge and Security Agreement-Credit and Guaranty Agreement dated as of May 2, 2014	8-K	10.5	5/6/2014	001-11476
10.38(+)	Amended and Restated Credit Agreement, among Vertex Energy, Inc., and Vertex Energy Operating, LLC, as Borrowers and Bank of America, N.A., as Lender as of May 2, 2014	8-K	10.6	5/6/2014	001-11476
10.39	Revolving Note ($20,000,000)-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.7	5/6/2014	001-11476
10.40(+)	Pledge and Security Agreement-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.8	5/6/2014	001-11476
10.41	Amended and Restated Guaranty-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.9	5/6/2014	001-11476
10.42	Intercreditor Agreement, May 2, 2014, by and among Bank of America, N.A. and Goldman Sachs Bank USA	8-K	10.10	5/6/2014	001-11476
10.43	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with David Peel (April 2014)***	8-K	10.1	6/24/2014	001-11476
10.44	Retention and Noncompetition Agreement with David Peel (April 2014)***	8-K	10.2	6/24/2014	001-11476
10.45	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***	8-K	10.1	7/29/2014	001-11476
10.46	Form of Common Stock Purchase Agreement dated June 5, 2014 by and between Vertex Energy, Inc. and the purchasers named therein	8-K	10.1	6/6/2014	001-11476
10.47	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments	10-Q	10.22	6/30/2014	001-11476
10.48	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments	10-Q	10.23	6/30/2014	001-11476

10.49	Operation and Maintenance Agreement dated as of November 3, 2010, by and between Magellan Terminals Holdings, L.P. (f/k/a Marrero Terminal, LLC) and Omega Refining, LLC	10-Q	10.24	6/30/2014	001-11476
10.50(#)	Terminaling Services Agreement between Marrero Terminal LLC (Owner) and Omega Refining, LLC (Customer) dated as of May 1, 2008	10-Q	10.25	6/30/2014	001-11476
10.51(#)	Second Use Motor Oil Buy/Sell Contract dated August 1, 2012, by and between Thermo Fluids, Inc. and Omega Refining, LLC	10-Q	10.26	6/30/2014	001-11476
10.52	Consulting Agreement, Timothy C. Harvey (October 3, 2014)***	8-K	10.1	10/9/2014	001-11476
10.53	Consulting Agreement between Heartland Group Holdings, LLC and Vertex Energy Operating, LLC (July 28, 2014)	8-K	10.1	10/28/2014	001-11476
10.54	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Benjamin Paul Cowart 2012 Grantor Retained Trust (December 4, 2014)	8-K	4.1	12/9/2014	001-11476
10.55	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Shelley T. Cowart 2012 Grantor Retained Trust (December 4, 2014)	8-K	4.2	12/9/2014	001-11476
10.56	Form of Subscription Agreement dated December 4, 2014	8-K	10.2	12/9/2014	001-11476
10.57	First Amendment to Credit and Guaranty Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Goldman Sachs Bank USA (December 5, 2014)	8-K	10.3	12/9/2014	001-11476
10.58	First Amendment to Amended and Restated Credit Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Bank of America, N.A. (December 5, 2014)	8-K	10.4	12/9/2014	001-11476
10.59	First Amendment to Secured Promissory Note dated January 7, 2015 - Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender	8-K	10.2	1/15/2015	001-11476
10.60	Second Amendment to Credit and Guaranty Agreement dated March 26, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company's subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. ("Lender") and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender	8-K	10.1	3/31/2015	001-11476

10.61	Common Stock Purchase Warrant to purchase 1,766,874 shares of common stock dated March 26, 2015, by Vertex Energy, Inc., in favor of Goldman, Sachs & Co.		8-K	10.2	3/31/2015	001-11476
10.62(##)	Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated March 27, 2015		8-K	10.3	3/31/2015	001-11476
10.63	Revolving Note by Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P. in favor of MidCap Business Credit LLC dated March 27, 2015, in the face amount of up to $7 million [provided that notwithstanding the face amount of such Revolving Note, the Revolving Note only evidences amounts borrowed under such security from time to time]		8-K	10.4	3/31/2015	001-11476
10.64	Intercreditor Agreement dated March 26, 2015, by and between MidCap Business Credit LLC and Goldman Sachs Bank USA		8-K	10.5	3/31/2015	001-11476
14.1	Code of Ethical Business Conduct and Whistleblower Protection Policy		8-K/A	14.1	2/13/2013	001-11476
21.1	Subsidiaries	X
23.1	Consent of LBB & Associates Ltd., LLP	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
99.2	Charters Of The Compensation Committee; Audit Committee; Nominating And Corporate Governance Committee; and Related Party Transaction Committee		8-K/A	99.2	2/13/2013	001-11476
99.3	Charter of Risk Committee		10-Q	99.2	9/30/2013	001-11476
99.4	Amended Charter of the Compensation Committee effective July 24, 2014		10-Q	99.1	9/30/2014	001-11476

101.INS++	XBRL Instance Document	X
101.SCH++	XBRL Taxonomy Extension Schema Document	X
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X

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