Form 10-K/A
period 2014-12-31
Vertex Energy Inc.
filed 2015-04-15
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 28,125, 581 shares of common stock issued and outstanding as of March 30, 2015 which number does not include 56,180 shares of common stock which the Registrant has agreed to issue to Warren Ohio Holdings, Co., LLC. f/k/a Heartland Group Holdings, LLC, as described below under "Part II" - "ITEM 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" - "Recent Sales Of Unregistered Securities", which shares had not been issued as of March 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 31, 2015, Vertex Energy, Inc. (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2014 (the “Original Form 10-K”). Subsequent to the filing of the Original Form 10-K, the Company became aware of various issues and errors (described in greater detail below) relating to such filing and, the Company is hereby amending its Original Form 10-K in connection with the filing of this Amendment No. 1 to the Original Form 10-K (“Amendment No. 1”). Revisions to the Original Form 10-K are made in the following areas:

Item Number	Title of Item	Specific Section of Item	Description of Change
Part II - Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Title in Table of Contents	Item 7 was incorrectly named in the table of contents and has been corrected below
Part II - Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Results of Operations for the Fiscal Year Ended December 31, 2014 Compared to the Fiscal Year Ended December 31, 2013
Correction to the introductory paragraph for the table of the high and low spot prices during 2014 and correction to various percentage change numbers in the accompanying summary table for fiscal 2014 versus 2013

Part II - Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Liquidity and Capital Resources - Omega Secured Note	Correction to the balance of the Omega Secured Note as of December 31, 2014
Part II - Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Liquidity and Capital Resources	Addition of disclosure regarding Texas Citizens Bank Loan Agreement
Part II - Item 8	Financial Statements and Supplementary Data	Note 18. Acquisitions - Heartland Group Holdings, LLC
Expanded disclosure of purchase price paid for Heartland assets and updated and corrected the pro-forma consolidated results of operations for the years ended December 31, 2014 and 2013 as if the acquisition of the assets from Heartland occurred on January 1, 2013

Part III -Item 11	Executive Compensation	Summary Executive Compensation Table	Correction to the footnotes of the Summary Executive Compensation Table and inclusion of the title of such table
Part III -Item 11	Executive Compensation	Board of Directors Compensation	Clarification of the value of options granted to Timothy C. Harvey (footnote 4)
Part III -Item 11	Executive Compensation	Outstanding Equity Awards At Fiscal Year-End	Clarification that Mr. Lieb is the Company’s former COO
Part III -Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Beneficial Ownership Table	Correction to Warren Ohio Holdings Cop., LLC’s full corporate name
Part IV -Item 15	Exhibits, Financial Statement Schedules	Financial Statement Schedules	Inclusion of table of Index To Financial Statement Schedules
N/A		Exhibit Index	Inclusion of footnotes (#) and (##)
N/A		Exhibit 21.1	The original Exhibit 21.1 as filed with the Original Form 10-K represented the Company’s subsidiaries at the end of fiscal 2013, and the attached has been updated for 2014
N/A		Exhibit 23.1	The original Exhibit 23.1 referred to the incorrect registration statement file numbers and the attached has been updated and corrected

In addition to the above, the Original Form 10-K inadvertently failed to include page numbers in Part III and Part IV of the report, which have been corrected below. Finally, the disclosures herein reflect corrections in connection with various non-material clerical errors made in the Original Form 10-K.

Except as expressly set forth herein, this Amendment No. 1 does not reflect events that occurred after the date of the Original Form 10-K and does not modify or update any of the other disclosures contained therein in any way, other than as noted above and provided herein.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits (as well as the exhibits described above).

FORM 10-K/A
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

7

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

Our Business Strategy

The principal elements of our strategy include:

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

The MidCap Loan Agreement continues in effect until the second anniversary of the parties’ entry into the Agreement, subject to the right of the parties, subject to mutual agreement, to extend such rights and agreement, provided that we have the right to terminate the MidCap Loan Agreement at any time with 60 days prior written notice. In the event we desire to terminate the MidCap Loan Agreement we are required to pay MidCap a termination fee of $70,000, subject to certain exceptions in the MidCap Loan Agreement. We also have the right to terminate the agreement without providing 60 days’ prior notice as long as we pay MidCap the equivalent amount of interest which would have been due (as calculated in the MidCap Loan Agreement) for such 60 day period, along with the $70,000 termination fee. In the event the MidCap Loan Agreement is terminated by MidCap upon the occurrence of an event of default, we are required to pay MidCap a fee of $70,000 upon such termination.

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

We may need to raise additional funding in the future to repay or refinance the Credit Agreement and MidCap Loan Agreement and our accounts payable, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless. Furthermore, the fact that our credit agreements have previously been declared in default may negatively affect the perception of the Company and our ability to pay our debts as they become due in the future and could result in the price of our securities declining in value or being valued at lower levels than companies with similar histories of defaults.

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

The Company owns five other facilities, which are located in Ohio.  Two facilities located in Columbus, of which one is the location of our refinery which was acquired from Heartland and the other is for the storage of feedstocks and finished products. There are two locations in Zanesville, of which one is used for an office, small warehouse facilities for operations and a yard area for the parking of trucks, and the other is used is for bulk used oil storage and as a transfer facility. The fifth facility is located in Norwalk and is used for bulk storage of used oil and as a transfer facility. All properties acquired as part of the Heartland purchase relate to the operations of the Black Oil division.

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

The comparisons shown in the graph below are based upon historical data.  We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

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

All of the shares of common stock issuable upon conversion of the Series A Preferred Stock shares were exempt from registration pursuant to an exemption from registration afforded by Section 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended. All of the option grants and all shares of common stock issuable upon exercise of options were registered on Form S-8 and therefore did not constitute restricted securities (except to the extent such securities were acquired by “affiliates” of the Company).

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2013

Set forth below are our results of operations for the three months ended December 31, 2014, as compared to the same period in 2013.

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Revenues	$62,572,071	$46,770,402	$15,801,669	34%

Cost of revenues	66,040,281	41,340,555	24,699,726	60%

Gross profit (loss)	(3,468,210)	5,429,847	(8,898,057)	(164)%

Reduction of contingent liability	(3,371,836)	(388,750)	(2,983,086)	(767)%

Selling, general and administrative expenses (exclusive of merger related expenses)	9,621,143	4,359,859	5,261,284	121%

Acquisition related expenses	994,603	17,150	977,453	5,699%

Inventory impairment charge	467,911	—	467,911	100%

Total selling, general and administrative expenses	7,711,821	3,988,259	3,723,562	93%

Income (loss) from operations	(11,180,031)	1,441,588	(12,621,619)	(876)%

Other Income	223,255	4,809	218,446	4,542%
Gain on bargain purchase	375,000	—	375,000	100%
Other expense	—	(9,838)	9,838	(100)%
Interest Expense	(956,319)	(108,327)	(847,992)	(783)%
Total other income (expense)	(358,064)	(113,356)	(244,708)	(216)%

Income (loss) before income tax	(11,538,095)	1,328,232	(12,866,327)	(969)%

Income tax (expense) benefit	57,975	1,678,540	(1,620,565)	(97)%

Net income (loss)	(11,480,120)	3,006,772	(14,486,892)	(482)%

Net income (loss) attributable to non-controlling interest	—	(431,962)	431,962	(100)%

Net income (loss) attributable to Vertex Energy, Inc.	$(11,480,120)	$2,574,810	$(14,054,930)	(546)%

Each of our segments' gross profit during the three months ended December 31, 2014 and 2013.

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Black Oil Segment
Total revenue	$46,028,775	$23,660,574	$22,368,201	95%
Total cost of revenue	47,702,102	21,717,508	25,984,594	120%
Gross profit (loss)	$(1,673,327)	$1,943,066	$(3,616,393)	(186)%

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Refining & Marketing
Total revenue	$14,694,971	$16,749,930	$(2,054,959)	(12)%
Total cost of revenue	15,568,037	15,207,097	360,940	2%
Gross profit (loss)	$(873,066)	$1,542,833	$(2,415,899)	(157)%

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Recovery
Total revenue	$1,848,325	$6,359,898	$(4,511,573)	(71)%
Total cost of revenue	2,770,142	4,415,950	(1,645,808)	(37)%
Gross profit (loss)	$(921,817)	$1,943,948	$(2,865,765)	(147)%

The following schedule separates revenues and gross profit contributed by the assets we recently acquired from Omega Refining, E-Source, and Heartland, during the three month period ending December 31, 2014. The isolated figures are presented in dollars and as a percentage of total consolidated results.

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

Three Months Ended December 31, 2014
Refining & Marketing
Revenues	$14,694,971

Loss from operations	$(873,066)

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2013

Set forth below are our results of operations for the year ended December 31, 2014, as compared to the same period in 2013.

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenues	$258,904,867	$161,967,252	$96,937,615	60%

Cost of revenues	244,292,715	145,628,215	98,664,500	68%

Gross profit	14,612,152	16,339,037	(1,726,885)	(11)%

Reduction of contingent liability	(5,248,588)	(2,238,750)	(3,009,838)	(134)%

Selling, general and administrative expenses (exclusive of merger related expenses)	26,073,782	11,472,842	14,600,940	127%

Acquisition related expenses	3,813,668	53,742	3,759,926	6,996%

Inventory impairment charge	467,911	—	467,911	100%

Total selling, general and administrative expenses	25,106,773	9,287,834	15,818,939	170%

Income (loss) from operations	(10,494,621)	7,051,203	(17,545,824)	(249)%

Other Income (expense)
Other income	333,612	37,696	295,916	785%
Gain on bargain purchase	6,948,686	—	6,948,686	100%
Other expense	(10,866)	(54,513)	43,647	80%
Interest expense	(2,636,690)	(422,954)	(2,213,736)	(523)%
Total other income (expense)	4,634,742	(439,771)	5,074,513	(1,154)%

Income (loss) before income tax	(5,859,879)	6,611,432	(12,471,311)	(189)%

Income tax benefit (expense)	(11,763)	1,700,000	(1,711,763)	(101)%

Net income (loss)	(5,871,642)	8,311,432	(14,183,074)	(171)%

Net income (loss) attributable to non-controlling interest	325,399	(431,962)	757,361	175%

Net income (loss) attributable to Vertex Energy, Inc.	$(5,546,243)	$7,879,470	$(13,425,713)	(170)%

Each of our segment’s gross profit during these periods was as follows:

	Year Ended December 31,
	2014	2013	$ Change	% Change
Black Oil Segment
Total revenue	$170,912,949	$89,120,218	$81,792,731	92%
Total cost of revenue	161,057,229	82,229,131	78,828,098	96%
Gross profit	$9,855,720	$6,891,087	$2,964,633	43%

Refining Segment
Total revenue	$72,695,922	$55,729,434	$16,966,488	30%
Total cost of revenue	69,123,968	50,500,209	18,623,759	37%
Gross profit	$3,571,954	$5,229,225	$(1,657,271)	(32)%

Recovery Segment
Total revenue	$15,295,996	$17,117,600	$(1,821,604)	(11)%
Total cost of revenue	14,111,518	12,898,875	1,212,643	9%
Gross profit	$1,184,478	$4,218,725	$(3,034,247)	(72)%

The following schedule separates pro-forma revenues and gross profit contributed by the assets which we recently acquired from Omega Refining, E-Source, and Heartland during year ending December 31, 2014. The isolated figures are presented in dollars and as a percentage of total consolidated results.

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

The following table sets forth the high and low spot prices during 2014 for our key benchmarks.

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

Gross profit decreased 11% from $16,339,037 for the year ended December 31, 2013 to $14,612,152 for the year ended December 31, 2014, primarily due to the sharp decreases in commodity prices.

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

Year Ended December 31, 2014
Refining & Marketing
Revenues	$72,695,922

Income (loss) from operations	$(318,107)

	Statements of Operations by Quarter
	Fiscal 2014				Fiscal 2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenues	$62,572,071	$76,903,516	$72,079,622	$47,349,658	$46,770,402	$46,830,647	$35,111,402	$33,254,801
Cost of revenues	66,040,281	72,846,322	63,200,942	42,205,170	41,340,555	41,945,879	32,556,738	29,785,043
Gross profit	(3,468,210)	4,057,194	8,878,680	5,144,488	5,429,847	4,884,768	2,554,664	3,469,758
Reduction of contingent liability	(3,371,836)	(1,876,752)	—	—	(388,750)	—	(1,850,000)	—
Selling, general and administrative expenses	9,621,143	6,801,396	6,075,517	3,587,489	4,359,857	2,495,748	2,395,745	2,221,492
Acquisition related expenses	994,603	259,235	1,959,418	600,412	17,150	—	—	36,592
Inventory impairment charge	467,911
Total selling, general and administrative expenses	7,711,821	5,183,879	8,034,935	4,187,901	3,988,257	2,495,748	545,745	2,258,084
Income (loss) from operations	(11,180,031)	(1,126,685)	843,745	956,587	1,441,590	2,389,020	2,008,919	1,211,674
Other income (expense)
Other income	223,255	109,980	7	370	4,809	—	7,598	25,289
Gain on bargain purchase	375,000	92,635	6,481,051	—	—	—	—	—
Other expense	—	—	(10,866)	—	(9,838)	(3,949)	—	(40,726)
Interest expense	(956,319)	(947,325)	(657,235)	(75,811)	(108,327)	(95,488)	(112,999)	(106,140)
Total other income (expense)	(358,064)	(744,710)	5,812,957	(75,441)	(113,356)	(99,437)	(105,401)	(121,577)
Income (loss) before income taxes	(11,538,095)	(1,871,395)	6,656,702	881,146	1,328,234	2,289,583	1,903,518	1,090,097
Income tax benefit (expense)	57,975	(57,975)	—	—	1,678,539	40,211	(12,248)	(6,502)
Net income (loss)	(11,480,120)	(1,929,370)	6,656,702	881,146	3,006,773	2,329,794	1,891,270	1,083,595
Net income (loss) attributable to non-controlling interest	—	—	344,380	(18,981)	(431,962)	—	—	—
Net income (loss) attributable to Vertex Energy, Inc.	$(11,480,120)	$(1,929,370)	$7,001,082	$862,165	$2,574,811	$2,329,794	$1,891,270	$1,083,595
Number of weighted average common shares outstanding
Basic	25,986,008	25,151,660	22,826,102	21,232,949	17,830,194	17,715,786	17,409,034	17,079,242
Diluted	25,986,008	25,151,660	24,847,456	21,738,018	20,182,829	19,997,257	19,887,288	20,139,182

	Statements of Operations by Segments
	Fiscal 2014				Fiscal 2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$46,028,775	$52,434,252	$48,878,522	$23,571,400	$23,660,574	$22,766,929	$19,493,407	$23,199,308
Cost of revenues	47,702,102	49,933,205	42,330,639	21,091,283	21,717,508	21,632,211	18,463,098	20,416,314
Gross profit	$(1,673,327)	$2,501,047	$6,547,883	$2,480,117	$1,943,066	$1,134,718	$1,030,309	$2,782,994
Refining & Marketing
Revenues	$14,694,971	$19,655,674	$18,517,819	$19,827,459	$16,749,930	$15,913,554	$14,234,204	$8,831,746
Cost of revenues	15,568,037	18,679,687	16,626,178	18,250,066	15,207,097	14,244,023	12,824,955	8,224,134
Gross profit	$(873,066)	$975,987	$1,891,641	$1,577,393	$1,542,833	$1,669,531	$1,409,249	$607,612
Recovery
Revenues	$1,848,325	$4,813,590	$4,683,281	$3,950,799	$6,359,898	$8,150,164	$1,383,791	$1,223,747
Cost of revenues	2,770,142	4,233,430	4,244,125	2,863,821	4,415,950	6,069,645	1,268,685	1,144,595
Gross profit	$(921,817)	$580,160	$439,156	$1,086,978	$1,943,948	$2,080,519	$115,106	$79,152

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2012

Set forth below are our results of operations for the three months ended December 31, 2013, as compared to the same period in 2012.

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Revenues	$46,770,402	$32,256,541	$14,513,861	45%

Cost of Revenues	41,340,555	29,290,855	12,049,700	41%

Gross Profit	5,429,847	2,965,686	2,464,161	83%

Reduction of contingent liability	(388,750)	—	(388,750)	(100)%

Selling, general and administrative expenses (exclusive of merger related expenses)	4,359,859	2,413,181	1,946,678	81%

Acquisition related expenses	17,150	101,964	(84,814)	(83)%

Total selling, general and administrative expenses	3,988,259	2,515,145	1,473,114	59%

Income from operations	1,441,588	450,541	991,047	220%

Other Income	4,809	—	4,809	100%
Other Income (expense)	(9,838)	158	(9,996)	(6,327)%
Interest Expense	(108,327)	(106,348)	(1,979)	(2)%
Total other income (expense)	(113,356)	(106,190)	(7,166)	7%

Income before income tax	1,328,232	344,351	983,881	286%

Income tax (expense) benefit	1,678,540	(207,000)	1,885,540	911%

Net income	3,006,772	137,351	2,869,421	2,089%

Net income attributable to non-controlling interest	(431,962)	—	(431,962)	(100)%

Net income attributable to Vertex Energy, Inc.	$2,574,810	$137,351	$2,437,459	1,775%

Each of our segments' gross profit during the three months ended December 31, 2013 and 2012 was as follows:

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Black Oil Segment
Total revenue	$23,660,574	$19,959,930	$3,700,644	19%
Total cost of revenue	21,717,508	18,063,709	3,653,799	20%
Gross profit	$1,943,066	$1,896,221	$46,845	2%

Refining & Marketing
Total revenue	$16,749,930	$11,595,766	$5,154,164	44%
Total cost of revenue	15,207,097	10,569,315	4,637,782	44%
Gross profit	$1,542,833	$1,026,451	$516,382	50%

Recovery
Total revenue	$6,359,898	$700,845	$5,659,053	807%
Total cost of revenue	4,415,950	657,831	3,758,119	571%
Gross profit	$1,943,948	$43,014	$1,900,934	4,419%

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

The Omega Secured Note had an outstanding balance of $13,858,067 as of December 31, 2014.

Texas Citizens Bank Loan Agreement

On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan Agreement provides a term note in the amount of $2,201,372 that matures on January 7, 2020. Borrowings bear a fixed interest rate of 5.5% per annum and interest is calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $42,126 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The loan contains customary representations, warranties, and covenants for facilities of similar nature and size.

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
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (1) Accounting for construction-type contracts, E Source. E Source did not properly account for certain construction-type contracts. The Completed Contract Method of Accounting should have been applied. The error resulted in improper revenue recognition and a failure to immediately recognize losses when expected; (2) Management review controls. Controls related to management’s review of certain documentation prepared by a third party were found to be ineffective within the tax process and the acquisition process.  The review failed to catch errors in the tax accrual and inaccurate assumptions in the goodwill impairment analysis. In addition, there was a lack of timely management review of the financial statements and the disclosure checklists; (3) Accounts Receivable, Allowance for doubtful accounts and Inventory, lower of cost or market analysis. The analyses of these accounts were deemed to be incomplete as certain accounts, locations and inventory components were excluded.
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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Vertex Energy, Inc. (“Vertex Energy” or the “Company”), provides a range of services designed to aggregate, process and recycle industrial and commercial waste systems.  Vertex Energy currently provides these services in 13 states, primarily in the Gulf Coast and Central Midwest Region of the United States. Effective October 1, 2013, the Company acquired a 51% interest in E-Source Holdings, LLC ("E-Source"), a company that leases and operates a facility in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. Effective January 1, 2014, the Company purchased an additional 19% ownership interest in E-Source. On September 4, 2014, the Company acquired the remaining 30% interest in E-Source Holdings, LLC. On May 2, 2014, the Company completed its acquisition of substantially all of the assets of Omega Refining, LLC, located in Marrero, Louisiana and Golden State Lubricant Works, LLC, located in Bakersfield, California, for the purpose of re-refining used lubricating oils into processed oils and other products for the distribution, supply and sale to end-customers with related products and support services. On December 5, 2014, the Company completed its acquisition of substantially all of the assets of Heartland Group Holdings, LLC, which operates a used lubricating oil re-refinery in Columbus, Ohio, and conducts used oil collection services throughout the Midwest.  See Note 18 for additional details on these acquisitions.

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

•
Vertex Recovery, L.P. (“Vertex Recovery”) is a generator solutions company for the recycling and collection of used oil and oil-related residual materials from large regional and national customers throughout the U.S.  It facilitates its services through a network of independent recyclers and franchise collectors.

•	H&H Oil, L.P. (“H&H Oil”) collects and recycles used oil and residual materials from customers based in Austin, Baytown, San Antonio and Corpus Christi, Texas.

•	E-Source Holdings, LLC (“E-Source”) provides dismantling and demolition services at industrial facilities throughout the Gulf Coast.

•	Vertex Refining, LA, LLC is a used oil re refinery based in Marrero, Louisiana and also has assets in Bell Chase, Louisiana.

•	Vertex Refining, NV, LLC is a base oil marketing and distribution company with customers throughout the United States.

•	Golden State Lubricant Works, LLC operates an oil storage and blend facility based in Bakersfield, California.

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
DECEMBER 31, 2014

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

NOTE 13. INCOME TAXES

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

The Company is subject to examination by Federal and State tax authorities for fiscal years 2011 through 2014.

At December 31, 2014, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $41.7 million acquired as part of the Merger between World Waste and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC. It is possible that the Company may be unable to use these NOLs in their entirety.  The history of these NOLs and the related tax laws

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

	Twelve Months Ended December
	2014		2013
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$258,904,867	$297,530,020	$161,967,252	$301,996,638
Income (loss) from operations	(10,494,621)	(9,690,082)	7,051,203	4,629,228
Net income (loss)	(5,871,642)	(5,264,085)	8,311,432	1,264,292
Net income (loss) attributable to non-controlling interests	325,399	325,399	(431,962)	(431,962)
Net income (loss) attributable to Vertex Energy, Inc.	$(5,546,243)	$(4,938,686)	$7,879,470	$832,330
Earnings (loss) per common share-Basic	$(0.23)	$(0.21)	$0.44	$0.05
Earnings (loss) per common share-Diluted	$(0.23)	$(0.21)	$0.39	$0.04

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The purchase price paid in consideration for the Heartland Assets was the assumption of the assumed liabilities and an aggregate of 2,257,467 shares of restricted common stock (the “Heartland Shares”), representing a total of 1,189,637 shares which had an agreed upon value between the parties of $8,276,792 as agreed pursuant to the terms of the original Heartland Purchase Agreement, 303,957 shares which were due in consideration for the purchase of various inventory of Heartland acquired by the Company at the closing in connection with the Inventory Purchase (described below, which number includes the 56,180 shares issued in April 2015), valued at $792,270, and a total of 763,873 shares due in consideration for the Reimbursement of Operating Losses (described below). A total of 150,000 shares of restricted common stock issued at the Closing are being held in escrow and will be used to satisfy indemnification claims (the “Escrow Shares”). Pursuant to the Heartland Purchase Agreement, the parties agreed to a true up of the inventory acquired at Closing sixty days after the Closing (February 3, 2015). Pursuant to the true up, any additional amount owed by the Company to Heartland for inventory at Closing (less amounts already paid for at Closing) was to be paid in shares of the Company’s restricted common stock, based on the volume weighted average prices of the Company’s common stock on the NASDAQ Capital Market (“VWAP”) on the ten (10) trading days immediately prior to Closing, which totaled $3.56. An aggregate of an additional $200,000 was owed to Heartland in connection with the inventory true-up and as such, we issued Heartland an additional 56,180 shares of restricted common stock ($200,000 divided by $3.56) in connection with such obligation in April 2015.

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

	Twelve Months Ended December
	2014		2013
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$258,904,867	$285,631,001	$161,967,252	$193,815,354
Income (loss) from operations	(10,494,621)	(15,221,616)	7,051,203	2,067,549
Net income (loss)	(5,871,642)	(10,844,700)	8,311,432	906,710
Net income (loss) attributable to non-controlling interests	325,399	325,399	(431,962)	(431,962)
Net income (loss) attributable to Vertex Energy, Inc.	$(5,546,243)	$(10,519,301)	$7,879,470	$474,748
Earnings (loss) per common share-Basic	$(0.23)	$(0.44)	$0.44	$0.02
Earnings (loss) per common share-Diluted	$(0.23)	$(0.44)	$0.39	$0.02

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

Executive Sessions of the Board of Directors

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

Summary Executive Compensation Table

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

Name and Principal Position	Year Ended December 31	Salary ($)	Bonus ($)		Stock Awards (4)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation		All Other Compensation ($)		Total ($)
Benjamin P. Cowart	2014	$267,500	$(3)		$—	$15,475	$—		$39,811	(9)	$322,786
Chairman, CEO,	2013	$260,096	$543,960	(4)	$—	$10,471	$—		$—		$814,527
and President	2012	$240,769	$224,000	(4)	$—	$11,203	$—		$—		$475,972
Chris Carlson	2014	$195,000	$(3)		$—	$38,853			$22,974	(10)	$256,827
Chief Financial	2013	$204,006	$—		$—	$24,582	127,162	(5)(7)	$—		$355,750
Officer and Secretary	2012	$184,000	$—		$—	$22,224	49,500	(7)	$—		$255,724
Matthew Lieb	2014	$106,731	$36,805		$—	$16,415			$4,507	(11)	$164,458
Former Chief	2013	$75,000	$24,750		$—	$3,163			$—		$102,913
Operating Officer (12)	2012	$75,000	$55,992		$—	$9,126			$—		$140,118
David Peel	2014	$294,231	$150,000	(8)	$—	$—			$—		$444,231
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

(4) Includes compensation that Mr. Harvey receives under the terms of a consulting agreement entered into with the Company on October 3, 2014, as described in greater detail under “ITEM 11. Executive Compensation” - “Consulting Agreement”. The total cash consideration received for fiscal 2014 under the consulting agreement totaled $40,000, in addition he received $120,379 associated with the value of options to purchase 75,000 shares of the Company’s common stock as described in greater detail under “ITEM 11. Executive Compensation” - “Consulting Agreement”, of which value of the portion of such options which vested during fiscal 2014 is included in the table above

(5) Mr. Gregory was appointed as a member of the Board of Directors effective July 24, 2014.

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

Outstanding Equity Awards At Fiscal Year-End (1)

Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Benjamin P. Cowart CEO and President
	18,750	—	6,250	$3.03	9/23/16
	25,000	—	75,000	$3.26	9/27/18

Chris Carlson CFO and Secretary	140,000	—	—	$1.20	5/16/18
	75,000	—	25,000	$2.75	9/23/21
	25,000	—	75,000	$2.96	9/27/23

Matthew Lieb	100,000	—	—	$0.50	4/1/19
Former COO (2)	25,000	—	75,000	$8.44	8/8/24
	40,000	—	—	$14.20	5/21/17
David Peel	—	—	—	$—	—
COO

(1) The table above only includes equity awards granted in consideration for services rendered by the Named Executive Officers disclosed above, and does not include any warrants, options or other securities granted in connection with any other transactions. We have no outstanding, vested, unvested, earned or unearned stock awards outstanding as of December 31, 2014.

(2) Effective June 19, 2014, Mr. Lieb resigned as Chief Operating Officer provided that Mr. Lieb continues to provide services to the Company as the Vice President of Specialty Projects (a non-executive position).

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

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014
Estimated Future Payouts Under Non-Equity Incentive Plan Awards							Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Award Type	Threshold	Target		Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of shares of stock or units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Options Awards	Grant Date Fair Value of Stock and Options Awards (1)
Benjamin P. Cowart	—	—	—	—	(2)	—	—	—	—	—	—	—	—
Chris Carlson	—	Annual cash bonus	—	—	(3)	—	—	—	—	—	—	—	—
David Peel	—	—	—		(4)	—	—	—	—	—	—	—	—

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

(4) Pursuant to Mr. Peel's employment agreement (described below), Mr. Peel receives an annual base salary of $300,000 per year, plus a yearly bonus in an amount of 100% of his base salary, of which 90% is non-discretionary. Mr. Peel was paid a bonus of $150,000 for fiscal 2014. The 10% of the bonus which is not non-discretionary is payable in the sole discretion of the Compensation Committee and as such Mr. Peel's bonus policy is not considered a non-equity incentive plan.

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

Pursuant to the Employment Agreement, Mr. Peel was employed on an “at-will” basis as an employee of Vertex Refining LA, LLC, an indirect wholly-owned subsidiary of the Company, we agreed to pay him an annual base salary of $300,000 per year, plus a yearly bonus in an amount of 100% of his base salary, of which 90% is non-discretionary, Mr. Peel was paid a bonus of $150,000 for fiscal 2014.  Mr. Peel is also entitled to all fringe benefits regularly provided to other full-time employees of the Company (including health, dental and life insurance where applicable).  In the event the Company terminates Mr. Peel’s employment without Cause (as defined below), Mr. Peel is due any base salary earned and not yet paid to him, plus two months of additional base salary as severance pay, reimbursement for any unpaid business expenses incurred and all other benefits accrued and vested through the termination date (provided that Mr. Peel is required to enter into a Separation and Release Agreement with the Company as a condition to receiving such severance pay).  “Cause” under the Employment Agreement includes Mr. Peel’s conviction of, or a plea of guilty or nolo contendere to any felony or crime involving moral turpitude, any intentional or willful misappropriation of Company funds or property, any violation of the Retention and Noncompetition Agreement (described below) or certain  other terms and conditions of the Employment Agreement, any material failure of Mr. Peel to perform the duties reasonably assigned to him or any other intentional, fraudulent or gross misconduct by Mr. Peel which causes injury to the Company.  The Employment Agreement contains standard confidentiality, assignment of inventions and ‘work for hire’, and arbitration provisions.

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

Name	Number of Common Stock Shares		Percent of Common Stock	Number of Preferred Stock Shares(#)	Percent of Preferred Stock	Total Voting Shares	Percent of Total Voting Shares
Executive Officers, Significant Employees and Directors
Benjamin P. Cowart	8,540,942	(1)	29.8%	—	—%	8,540,942	29.1%
Chris Carlson	1,027,902	(2)	3.6%		—%	1,027,902	3.5%
David Peel	—		—%	—	—%	—	—%
Dan Borgen	329,074	(3)	1.2%		—%	329,074	1.1%
David Phillips	33,750	(4)	*%	—	—%	33,750	*%
Christopher Stratton	133,750	(5)	*%		—%	133,750	*%
Timothy C. Harvey	30,800	(6)	*%	—	—%	30,800	*%
James P. Gregory	—		*%	—	—%	—	—%
All Executive Officers, Significant Employees and Directors as a group (8 persons)	10,108,718		34.6%	—	—%	10,108,718	33.8%

5% Stockholders (7)	—

Warren Ohio Holdings Co., LLC (8)	2,257,781	(9)	8.0%	—	—%		7.9%

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

(8) Address is 727 South 13th Street, Omaha, Nebraska 68102. The beneficial owner of the shares held by Warren Ohio Holdings Co., LLC. is Robert N. Schlott its Chairman.

(9) Includes 150,000 shares held in escrow pursuant to the terms of the Heartland Purchase Agreement (described in greater detail above under “Part I” - “ITEM 1. Business” - “Material Acquisitions”, and 56,180 shares which the shareholder is due as a true up in connection with the Heartland Purchase Agreement which had not been issued as of March 30, 2015.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

Index to Financial Statement Schedules	Page
Selected Quarterly Financial Information (Unaudited)	65, 72
Statements of Operations by Segments (Unaudited)	65, 73

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTEX ENERGY, INC.

Date: April 15, 2015	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2015	By: /s/ Chris Carlson
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

# Certain portions of these documents (which portions have been replaced by “***’s”) have been omitted in connection with a request for Confidential Treatment which has been accepted by the Commission. This entire exhibit including the omitted confidential information has been filed separately with the Commission.

## Certain portions of this document as filed herewith (which portions have been replaced by “***’s”) have been omitted in connection with a request for Confidential Treatment which has been submitted to the Commission in connection with this filing. This entire exhibit including the omitted confidential information has been filed separately with the Commission