Form 10-Q
period 2015-03-31
Vertex Energy Inc.
filed 2015-05-19
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2015

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 28,181,761 shares of common stock issued and outstanding as of May 15, 2015.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$3,680,841	$6,017,076
Accounts receivable, net	10,855,044	9,936,948
Current portion of notes receivable	1,000,000	3,150,000
Inventory	11,525,259	12,620,616
Prepaid expenses	1,109,618	1,245,307
Costs in excess of billings	—	779,285
Total current assets	28,170,762	33,749,232

Noncurrent assets

Fixed assets, at cost	60,157,402	59,919,721
Less accumulated depreciation	(4,754,911)	(3,758,373)
Net fixed assets	55,402,491	56,161,348
Notes receivable	8,308,000	8,308,000
Intangible assets, net	18,077,020	18,512,960
Goodwill	4,922,353	4,922,353
Deferred financing cost. net	2,067,384	2,191,888
Deferred federal income tax	—	9,495,000
Other assets	481,450	481,450
Total noncurrent assets	89,258,698	100,072,999
TOTAL ASSETS	$117,429,460	$133,822,231

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,645,753	$21,984,136
Capital leases	450,871	492,755
Current portion of long-term debt	39,860,931	40,136,584
Derivative liability	577,440	—
Revolving note	1,437,500	—
Deferred revenue	2,910,940	463,210
Total current liabilities	67,883,435	63,076,685
Long-term liabilities
Long-term debt	1,735,294	1,867,574
Contingent consideration	6,069,000	6,069,000
Deferred federal income tax	—	4,189,000
Total liabilities	75,687,729	75,202,259
Commitments and contingencies

EQUITY
Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value,
5,000,000 authorized and 612,943 and 630,419 issued
and outstanding at March 31, 2015 and December 31,
2014, respectively	613	630
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 28,125,581 and 28,108,105
issued and outstanding at March 31, 2015 and
December 31, 2014, respectively	28,126	28,109
Additional paid-in capital	46,683,686	46,595,472

Retained earnings (accumulated deficit)	(4,970,694)	11,995,761
Total Equity	$41,741,731	$58,619,972
TOTAL LIABILITIES AND EQUITY	$117,429,460	$133,822,231
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)
	Three Months Ended March 31,
	2015	2014
Revenues	$37,684,339	$47,349,658
Cost of revenues	37,605,869	42,205,170
Gross profit	78,470	5,144,488

Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	7,329,597	3,587,489
Acquisition related expenses	157,678	600,412
Total operating expenses	7,487,275	4,187,901

Income (loss) from operations	(7,408,805)	956,587

Other income (expense):
Provision for doubtful accounts	(2,650,000)	—
Other income	8	370
Other expense	(70,478)	—
Interest expense	(1,531,180)	(75,811)
Total other income (expense)	(4,251,650)	(75,441)

Income (loss) before income tax	(11,660,455)	881,146

Income tax benefit (expense)	(5,306,000)	—

Net income (loss)	$(16,966,455)	$881,146

Net loss attributable to non-controlling interest	$—	$(18,981)

Net income (loss) attributable to Vertex Energy, Inc.	$(16,966,455)	$862,165

Earnings (loss) per common share
Basic	$(0.60)	$0.04
Diluted	$(0.60)	$0.04

Shares used in computing earnings per share
Basic	28,118,396	21,232,949
Diluted	28,118,396	23,738,018

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
	Common Stock Shares	Common Stock $.001 Par	Series A Preferred Stock Shares	Series A Preferred Stock $.001 Par	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on December 31, 2014	28,108,105	$28,109	630,419	$630	46,595,472	$11,995,761	—	$58,619,972
Issuance of stock options and warrants	—	—	—	—	88,214	—	—	88,214
Conversion of preferred A stock to common	17,476	17	(17,476)	(17)	—	—	—	—
Net income (loss)	—	—	—	—	—	(16,966,455)	—	(16,966,455)
Balance on March 31, 2015	28,125,581	$28,126	612,943	$613	$46,683,686	$(4,970,694)	$—	$41,741,731

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH, 2015 AND 2014
(UNAUDITED)
	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income (loss)	$(16,966,455)	$881,146
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation expense	88,214	51,224
Depreciation and amortization	1,556,982	732,677
Payment-in-kind interest	577,440	—
Gain on acquisition	—	—
Loss on asset sale	70,478	—
Deferred federal income tax	5,306,000	—
Changes in operating assets and liabilities
Accounts receivable	(418,097)	297,587
Allowance for doubtful accounts	2,650,000	—
Inventory	1,095,357	986,095
Prepaid expenses	(364,309)	(728,644)
Costs in excess of billings	779,285	—
Accounts payable	661,617	1,192,312
Deferred revenue	2,447,730	—
Net cash provided by (used in) operating activities	(2,515,758)	3,412,397

Cash flows from investing activities
Purchase of fixed assets	(312,659)	(780,616)
Proceeds from asset sales	4,500	—
Net cash used in investing activities	(308,159)	(780,616)

Cash flows from financing activities
Proceeds from sale of stock	—	(3,500)
Proceeds from note payable	—	351,921
Proceeds from revolving note	1,437,500	—
Origination of note payable	(449,818)	(666,386)
Notes receivable	(500,000)	—
Proceeds from exercise of common stock options and warrants	—	24,000
Net cash provided by (used in) financing activities	487,682	(293,965)

Net change in cash and cash equivalents	(2,336,235)	2,337,816

Cash and cash equivalents at beginning of the period	6,017,076	2,678,628

Cash and cash equivalents at end of period	$3,680,841	$5,016,444

SUPPLEMENTAL INFORMATION
Cash paid for interest	$953,115	$75,811

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$17	$40
Note payable for acquisition of E-Source interest	$—	$854,050
Additional paid in capital for acquisition of E-Source interest	$—	$231,260

 See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the “Company,” or “Vertex Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual consolidated financial statements as filed with the SEC on Form 10-K/A on April 15, 2015 (the “Form 10-K”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period presentation. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. The subsidiaries are as follows:

•
Cedar Marine Terminals, L.P. (“CMT”) operates a 19-acre bulk liquid storage facility on the Houston Ship Channel.  The terminal serves as a truck-in, barge-out facility and provides throughput terminal operations. CMT is also the site of the Thermal Chemical Extraction Process ("TCEP").

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

•	H&H Oil, L.P. (“H&H Oil”) collects and recycles used oil and residual materials from customers based in Austin, Baytown, San Antonio and Corpus Christi, Texas.

•	E-Source Holdings, LLC (“E-Source”) provides dismantling and demolition services at industrial facilities throughout the Gulf Coast.

•	Vertex Refining, LA, LLC is a used oil re refinery based in Marrero, Louisiana and also has assets in Belle Chasse, Louisiana.

•	Vertex Refining, NV, LLC ("Vertex Refining") is a base oil marketing and distribution company with customers throughout the United States.

•	Golden State Lubricant Works, LLC ("Golden State") operates an oil storage and blend facility based in Bakersfield, California.

•
Vertex Refining, OH, LLC collects and re refines used oil and residual materials from customers throughout the Midwest. Refinery operations are based in Columbus, Ohio and has collection branches located in Norwalk, Ohio Zanesville, Ohio, Ravenswood, West Virginia, and Mt. Sterling, Kentucky.

•	Vertex Energy Operating, LLC ("Vertex Operating"), a holding company for various of the subsidiaries described above.

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

Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any significant off balance sheet credit exposure related to its customers. The allowance was $316,715 and $316,715 at March 31, 2015 and December 31, 2014, respectively.

Inventory

Inventories of products consist of feedstocks and refined petroleum products and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable. The Company recognized an inventory impairment loss of $0 and $467,911 at March 31, 2015 and December 31, 2014, respectively.

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

The loss during the quarter ended March 31, 2015 put the Company in an accumulated loss position for the cumulative 12 quarters then ended. The Company did not have sufficient positive evidence to overcome the recent losses and determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2015 and as a result the Company incurred deferred tax expense of $5,306,000 during the three month period ended March 31, 2015

Earnings per share

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

NOTE 3. GOING CONCERN

During the three month period ended March 31, 2015, an event of default occurred under our financing agreements (as described in Notes 5 and 8). Subsequent to March 31, 2015, we were able to obtain a waiver of the defaults under the credit agreements and to negotiate mutually agreed upon amendments to the credit agreements to bring the Company into compliance with such credit agreements. In the event further defaults occur under the credit agreements, the lenders may exercise any and all rights and remedies available to them under their respective agreements, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure or insolvency proceedings.  In the event we default upon our obligations under our credit facilities, our lenders demand repayment of such obligations and we are unable to obtain alternative financing to repay or refinance such obligations, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations.
These circumstances raise significant doubt as to our ability to operate as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis in in accordance with generally accepted accounting principles in the United States of America. As such, no adjustments have been made to the consolidated financial results for the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue operating as a going concern. Recent financial performance was taken into consideration when evaluating the recoverability of our deferred tax asset (see Note 5).

NOTE 4. RELATED PARTIES

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

NOTE 5.  CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At March 31, 2015 and 2014 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Three months ended March 31, 2015		Three months ended March 31, 2014
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	26%	25%	—%	—%
Customer 2	14%	13%	21%	17%
Customer 3	6%	—%	15%	9%
Customer 4	1%	—%	42%	32%

At March 31, 2015 and 2014 and for each of the three months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Three months ended March 31, 2015			Three months ended March 31, 2014
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	—%	—%	—%
Customer 2	40%	60%	—%	79%	21%	—%
Customer 3	—%	100%	—%	—%	100%	—%
Customer 4	100%	—%	—%	99%	—%	1%

The Company purchases goods and services from one company that represented 11% of total purchases for the three months ended March 31, 2015 and one company that represented 10% of total purchases for the three months ended March 31, 2014.

The Company has had various debt facilities available for use, of which there was $43,484,596 and $42,496,913 outstanding as of March 31, 2015 and December 31, 2014, respectively. See Note 8 for further details.

In February 2013, Bank of America agreed to lease the Company up to $1,025,000 of equipment to enhance the TCEP operation, which went into effect in April 2013.  Under the current terms of the lease agreement, there are 60 monthly payments due of approximately $13,328.

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

For tax reporting purposes, we have NOLs of approximately $36.3 million as of March 31, 2015 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the company considered all negative and positive evidence. The company has incurred a cumulative pre-tax loss of $9.8 million over a three year period ended March 31, 2015. As a result, we determined that a full valuation allowance for our deferred tax assets at March 31, 2015 of $5.3 million was appropriate.
NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at:

	March 31, 2015	December 31, 2014
Accounts receivable	$11,171,759	$10,253,663
Allowance for doubtful accounts	(316,715)	(316,715)
Accounts receivable, net	$10,855,044	$9,936,948

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

NOTE 7. NOTES RECEIVABLE

Current portion of notes receivable, net, consists of the following at:

	March 31, 2015	December 31, 2014
Accounts receivable	$5,346,452	$4,846,452
Allowance for doubtful accounts	(4,346,452)	(1,696,452)
Accounts receivable, net	$1,000,000	$3,150,000

The current portion of notes receivable represents amounts due from Omega Holdings, LLC. Of the total notes receivable balance, $1,696,452 represents invoiced amounts that do not bear interest as of March 31, 2015. Based on management's assessment, the company recognized an allowance of $1,696,452 related to the receivable. The write off was necessary because the Company's receivable was unsecured and the amount that the Company may ultimately recover, if any, is not presently determinable.

As of March 31, 2015, $3,650,000 of the current notes receivable balance represents short-term loans that carry an interest rate of 9.5% per annum. No accrued interest is included in the balance. Based on managements assessment, the company recognized an allowance of $2,650,000 during three months ended March 31, 2015. The note is collateralized by insurance proceeds expected to be collected in 2015 and the allowance was a result of revised insurance proceed expectations.

The long-term notes receivable represents amounts due from Omega Holdings, LLC. The $8,308,000 due to Vertex is based on the purchase price allocated to the Nevada facility, which has not yet closed. The note is collateralized by assets at the Nevada facility and carries an interest rate of 9.5% per annum. No accrued interest is included in the account balance. The aggregate receivable balance has been classified as noncurrent because they are not expected to be collected within one year from the balance sheet date. The note is currently in default as of March 31, 2015.

NOTE 8. LINE OF CREDIT AND LONG-TERM DEBT

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and to provide the Company with an additional $10,000,000 in the form of a revolving line of credit.

In May 2014, the Company entered into an amended and restated credit agreement with Bank of America. The amended credit agreement amended and restated the prior credit agreement entered into with Bank of America in September 2012. Pursuant to the agreement, Bank of America agreed to loan the Company up to $20,000,000 in the form of a revolving line of credit, subject to certain terms and lending ratios, to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate then in effect between 1.25% and 2% per annum or the Bank of America LIBOR rate plus between 2.35% and 3% (both ranges dependent upon the Company's leverage ratio from time to time). Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on May 2, 2017.  The balance on the revolving line of credit was $0 at March 31, 2015.

The financing arrangement discussed above is secured by a first priority security interest in all of the assets and securities of our direct and indirect subsidiaries other than E-Source. The loan includes various covenants binding upon the Company, including, requiring that the Company comply with certain reporting requirements, provide notices of material corporate events and forecasts to Bank of America, and maintain certain financial ratios relating to debt leverage, consolidated EBITDA, maximum debt exposure, and minimum liquidity, including maintaining a ratio of quarterly consolidated EBITDA to certain fixed charges.

On May 2, 2014, the Company entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA. Pursuant to the agreement, Goldman Sachs Bank USA loaned the Company $40,000,000 in the form of a term loan. As set forth in the Credit Agreement, the Company has the option to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the Adjusted LIBOR Rate. Interest on the Credit Agreement is payable monthly in arrears. Amortizing principal payments are due on the Credit Agreement Loan in the amount of $300,000 per fiscal quarter for June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, and $800,000 per fiscal quarter thereafter until maturity on May 2, 2019. The balance on the term loan was $39,100,000 at March 31, 2015.

The Goldman Sachs Bank USA financing arrangement is secured by all of the assets of the Company, but subordinate to the aforementioned Bank of America credit agreement. Amounts outstanding under this agreement have been recorded as current on the March 31, 2015 balance sheet.

On March 26, 2015, we, Vertex Operating, and substantially all of our other subsidiaries (other than E-Source), Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender (“Agent”), entered into a Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”). The Second Amendment amended that certain Credit and Guaranty Agreement entered into between the parties dated as of May 2, 2014 and amended by the First Amendment to Credit and Guaranty Agreement entered into on December 5, 2014 (the “First Amendment” and the Credit and Guaranty Agreement as amended and modified by the First Amendment and Second Amendment, the “Credit Agreement”).

During the third quarter of 2014, various events of default had occurred and were continuing under the Credit Agreement and the parties entered into the Second Amendment to among other things, provide for the waiver of the prior defaults and to restructure certain covenants and other financial requirements of the Credit Agreement and to allow for our entry into the MidCap Loan Agreement (described below).

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

•
Requiring that we raise at least $9.1 million by June 30, 2015 through the sale of equity, and that we are required to pay such funds directly to the Lender as a mandatory pre-payment of the amounts outstanding under the Credit Agreement (the “Required Payment”).

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

•
Changing the required amount of cash on hand and available borrowings under the MidCap Loan Agreement, We, are required to have at least (a)$750,000 after the date of the Second Amendment and prior to June 30, 2015, (b) $1.5 million at any time after June 30, 2015 and prior to December 31, 2015, (c) $2 million at any time after December 31, 2015 and prior to June 30, 2016, (d) $2.5 million at any time after June 30, 2016 and prior to December 31, 2016, and (e) $3 million at any time after December 31, 2016.

The Lender also waived all of the prior defaults which the Lender had provided the Company notice of previously (which were all of the known defaults that existed at the time of the parties’ entry into the Second Amendment) and the Company and its subsidiaries provided a release in favor of the Lender and its representatives and assigns. We also agreed to pay the Agent a fee of $50,000 per year (including $50,000 paid upon our entry into the Second Amendment) as an administration fee; and pay the Agent certain prepayment fees in the event we prepay amounts outstanding under the Credit Agreement prior to March 26, 2018, provided no prepayment fee is due in connection with the Required Payment or certain other mandatory prepayments required under the terms of the Credit Agreement, subject to certain exceptions.

As additional consideration for the Lender agreeing to the terms of the Second Amendment, we granted Goldman, Sachs & Co., an affiliate of the Lender (such initial holder and its assigns, if any, the “Holder”) a warrant to purchase 1,766,874 shares of our common stock which was evidenced by a Common Stock Purchase Warrant (the “Lender Warrant”). The Lender Warrant expires on March 26, 2022 and has an exercise price equal to the lower of (x) $3.39583 per share; and (y) the lowest price per share at which we issue any common stock (or sets an exercise price for the purchase of common stock) between the date of our entry into the Lender Warrant and June 30, 2015. The Lender Warrant can be exercised by the Holder at any time after September 1, 2015, including pursuant to a cashless exercise. The Lender Warrant contains standard adjustment provisions in the event of stock splits, combinations, rights offerings, combinations and similar transactions. We are required to provide the Holder notice of certain corporate actions pursuant to the terms of the Lender Warrant. In the event that, prior to June 30, 2015, we prepay the amount owed under the Credit Agreement in an amount greater than $9.1 million (i.e., in an amount greater than the Required Payment) then the number of shares of common stock issuable upon exercise of the Lender Warrant is reduced by the pro rata amount by which the amount prepaid exceeds $9.1 million and is less than $15.1 million, provided that if prior to June 30, 2015 we prepay at least $6 million in addition to the Required Payment (i.e., we prepay at least $15.1 million of the amount owed under the Credit Agreement by June 30, 2015) the Lender Warrant automatically terminates and the Holder has no rights under such Lender Warrant. The Lender Warrant includes piggy-back registration rights (subject to certain exceptions) beginning after September 1, 2015. Additionally, beginning September 1, 2015, the Holder (subject to the terms of the Lender Warrant) can demand that we register the shares of common stock issuable upon exercise of the Lender Warrant in the event the Holder is unable to rely on Rule 144 of the Securities Act of 1933, as amended, which demand rights require that we file and obtain effectiveness of the applicable registration statement within 90 days after such demand (or 120 days after such demand in the event of a “full review” by the Securities and Exchange Commission), provided that if we are unable to meet the deadlines above, we are required to pay to the Holder on the first business day after the 90- or 120-day period, as applicable, and each 30th day thereafter (pro rata for any period of less than 30 days) until the registration statement is effective, an amount of damages equal to one percent (1%) of the exercise price of the Lender Warrant multiplied by the aggregate of (i) the total number of shares of common stock then issuable upon exercise of the Lender Warrant; and (ii) any previously exercised shares not sold by the Holder (the “Warrant Damages”). In the event any registration statement is declared effective and thereafter the Board of Directors determines in good faith that the use of the registration statement should be suspended, and any suspension or suspensions exist for more than 30 days in a row or 45 days in any year, Warrant Damages are payable to the Holder on each 30th day thereafter (pro rata for any period of less than 30 days), provided that no suspension shall continue for more than 90 days without the prior written consent of the Holder. The Lender Warrant also included standard indemnification rights and requirements for us to continue filing reports with the SEC in order for the Holder to use Rule 144 of the Securities Act of 1933, as amended, for the sale of the shares of common stock issuable upon exercise of the Lender Warrant.

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments of $2,703,989 were made and the balance was $450,871 at March 31, 2015.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $299,316 at March 31, 2015.

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
The MidCap Loan Agreement contains customary representations, warranties, covenants, and events of default for facilities of similar nature and size as the MidCap Loan Agreement, and requirements for the Company to indemnify MidCap for certain losses.
We also entered into a Revolving Note (the “MidCap Note”) to evidence amounts borrowed from MidCap from time to time under the MidCap Loan Agreement. Interest on the MidCap Note accrues at a fluctuating rate equal to the aggregate of: (x) the prime rate then in effect, and (y) 1.75% per annum, or at such other rate mutually agreed on from time to time by the parties, based upon the greater of (i) any balance owing under the MidCap Note at the close of each day; or (ii) a minimum assumed average daily loan balance of $3 million. Interest is payable in arrears, on the first day of each month that amounts are outstanding under the MidCap Note. The balance on the revolving note was $1,437,500 at March 31, 2015.
On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan Agreement provides a term note in the amount of $2,201,372 that matures on January 7, 2020. Borrowings bear a fixed interest rate of 5.5% per annum and interest will be calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $42,126 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The balance on the term note was $2,131,326 at March 31, 2015

The Company's outstanding debt facilities as of March 31, 2015 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2015
MidCap Business Credit, LLC	Revolving Note	March, 2015	March, 2017	$7,000,000	$1,437,500
Goldman Sachs USA	Term Loan	May, 2014	May, 2019	40,000,000	39,100,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	520,219	450,871
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,201,372	2,131,326
Ally	Auto Loan	September, 2013	September, 2018	87,772	65,583
Various institutions	Insurance premiums financed	Various	< 1 year	1,789,481	299,316
				$51,598,844	$43,484,596

Future contractual maturities of notes payable are summarized as follows:

Creditor	2015	2016	2017	2018	2019	Thereafter
MidCap Business Credit, LLC	$1,437,500	$—	$—	$—	$—	$—
Goldman Sachs USA	39,100,000	—	—	—	—	—
Pacific Western Bank	130,769	186,947	133,154	—	—	—
Texas Citizens Bank	289,309	412,986	436,896	461,892	488,317	41,927
Ally	65,583	—	—	—	—	—
Various institutions	299,316	—	—	—	—	—
Totals	$41,322,477	$599,933	$570,050	$461,892	$488,317	$41,927
NOTE 9. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three months ended March 31, 2015 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the three months ended March 31, 2015 does not include options to purchase 1,073,166 shares and warrants to purchase 219,868 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	2015	2014
Basic Earnings per Share
Numerator:
Net income available to common shareholders	$(16,966,455)	$862,165
Denominator:
Weighted-average shares outstanding	28,118,396	21,232,949
Basic earnings per share	$(0.60)	$0.04

Diluted Earnings per Share
Numerator:
Net income available to common shareholders	$(16,966,455)	$862,165
Denominator:
Weighted-average shares outstanding	28,118,396	21,232,949
Effect of dilutive securities
Stock options and warrants	—	1,225,727
Preferred stock	—	1,279,342
Diluted weighted-average shares outstanding	28,118,396	23,738,018
Diluted earnings per share	$(0.60)	$0.04
NOTE 10. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of March 31, 2015, there were 28,125,581 common shares issued and outstanding.

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

During the three months ended March 31, 2015, a total of 17,476 shares of the Company's Series A Preferred Stock were converted into 17,476 shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2015, the Company recognized contingently issuable warrants to purchase 1,766,874 shares of our common stock in connection with the amendments to the Credit Agreement with Goldman Sachs Bank USA (see Note 8). Management has determined that the warrants will more likely than not be canceled due to certain repayment provisions on or before June 30, 2015. Due to the down round feature of the warrant, the Company used the Black-Scholes model to value these warrants and have concluded that these are level 3 inputs. Management determined a discount factor on the grant date and on the balance sheet date based on available projections of cash to be used to make the mandatory repayments which resulted in a fair value derivative liability for the warrants of $577,440 at March 31, 2015.
NOTE 11.  PREFERRED STOCK

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of March 31, 2015, there were 612,943 shares of Series A Preferred Stock issued and outstanding and no Series B Preferred shares issued and outstanding.
NOTE 12.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions.  Segment information for the three months ended March 31, 2015 and 2014 is as follows:

THREE MONTHS ENDED MARCH 31, 2015
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$24,913,976	$8,266,120	$4,504,243	$37,684,339

Income (loss) from operations	$(7,893,676)	$55,049	$429,822	$(7,408,805)

THREE MONTHS ENDED MARCH 31, 2014
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$23,571,400	$19,827,459	$3,950,799	$47,349,658

Income from operations	$20,390	$770,575	$165,622	$956,587

NOTE 13. CONTINGENT CONSIDERATION

As part of the consideration paid in connection with the acquisition of Vertex Holdings, L.P. in August 2012, if certain earning targets were met, the Company had to pay the seller approximately $2,233,000 annually in 2013, 2014 and 2015. The earn-out targets were not met for 2013 and the earn-out consideration was adjusted accordingly. In 2014, it was determined that the 2014 and 2015 earnings targets would not be met and the contingent consideration was reduced by $2,861,000, which represented 100% of the discounted cash flow for years two and three.

As part of the consideration paid in connection with the acquisition of certain assets from Omega Refining, LLC in May 2014, the Company agreed to pay the seller additional earn-out consideration in the event that certain EBITDA targets were met (a) during any twelve month period during the eighteen month period commencing on the first day of the first full calendar month following the May 2, 2014 initial closing date (which targets begin at $8,000,000 of EBITDA during such twelve month period) of up to 470,498 shares of common stock of the Company; and (b) during the calendar year ended December 31, 2015 (which targets begin at $9,000,000 of EBITDA) of up to 770,498 shares of common stock of the Company, in each case subject to adjustment for certain capital expenditures. In 2014, the contingent consideration was evaluated by management and reduced by $2,165,000, which represents 100% of the contingent liability related to the Omega Refining acquisition.

As part of the consideration paid in connection with the acquisition of 51% of E-Source, if certain targets were met, the Company had to pay the seller approximately $260,000 annually in 2014, 2015, 2016 and 2017. The Company recorded contingent consideration of $748,000, which was the discounted cash flows of the earn-out payments. Of this amount, $136,662 was paid in 2014 and the remaining $611,338 was written off. The write off was triggered because certain terms of the contingent consideration agreement were not met by the acquiree.
As part of the consideration paid for certain assets acquired from Warren Ohio Holdings Co., LLC. f/k/a Heartland Group Holdings, LLC (“Heartland”) in December 2014, the Company has agreed to pay the seller additional earn-out consideration of up to a maximum of $8,276,792, based on total EBITDA related to the operations acquired from Heartland during the twelve month period beginning on the first day of the first full calendar month commencing on or after the first anniversary of the closing (“Contingent Payments”). Any Contingent Payment due is payable 50% in cash and 50% in shares of the Company’s common stock. Additionally, the amount of any Contingent Payment is reduced by two-thirds of the cumulative total of required capital expenditures incurred at Heartland’s refining facility in Columbus, Ohio, which are paid or funded by Vertex OH after the closing, not to exceed $866,667, which capital expenditures are estimated to total $1.3 million in aggregate. The Company recorded contingent consideration of $6,069,000, which represents the fair value of the earn-out payment calculated at close. As of March 31, 2015, the contingent consideration was evaluated by management and it was determined that no adjustment was necessary.

NOTE 14. SUBSEQUENT EVENTS

On April 30, 2015, Vertex Refining, entered into a Lease With Option For Membership Interest Purchase (the “Bango Lease”) with Bango Oil, LLC (“Bango Oil”). Pursuant to the Bango Lease, we, through Vertex Refining, agreed to lease a used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”). The Bango Plant produces base lubricating oils and all of the raw and finish products into and out of the Bango Plant are transported by either rail car or tanker trucks.

The Bango Plant was previously leased by Bango Refining NV, LLC (“Bango Refining”), a subsidiary of Omega Holdings Company LLC (“Omega”), with whom we entered into an Asset Purchase Agreement in March 2014, which was to close in two parts, the first of which relating to the acquisition of substantially all of the assets of Omega Refining, LLC, closed in May 2014, and the second of which relating to acquisition of the rights Omega and Bango Refining had to the Bango Plant, failed to close due to Omega’s inability to perform its closing deliveries under the Asset Purchase Agreement. The Bango Plant was previously leased by Bango Refining; however, the lease was recently terminated by Bango Oil and we were able to enter into the Bango Lease directly with Bango Oil instead of having to acquire the rights to the Bango Plant pursuant to the prior terms of the Asset Purchase Agreement, pursuant to which we were originally required to deliver 1.5 million shares to Omega and to forgive amounts due under the Secured Promissory Note described below. Bango Refining ceased operating the Bango Plant on April 30, 2015. As a result of its lease with Bango Oil, Vertex Refining has the right as of May 1, 2015 to operate the Bango Plant and is in the process of obtaining required operating permits.

The Bango Lease contains usual and customary covenants, representations, events of default and indemnification requirements for a commercial lease agreement of similar size and scope as the Bango Lease. The term of the Bango Lease continues until August 10, 2025, provided that as long as no event of default under the Bango Lease exists, we have the right to terminate the Bango Lease at any time, beginning six months after the start of the lease with twelve months prior notice to Bango Oil, provided further that Bango Oil can terminate the Bango Lease with thirty days prior notice to us during the twelve month notice period (i.e., after we have previously provided the twelve month notice of our intent to terminate the Bango Lease). Notwithstanding the above, we also have the right, during the first six months of the lease, to terminate the Bango Lease with five days written notice to Bango Oil in the event certain material improvements or equipment at the Bango Plant are physically removed by creditors of Omega, or such creditors obtain a preliminary injunction preventing the use of a material portion of such improvements or equipment, and in either case it interferes with our use of the plant.

No rent is due under the Bango Lease until January 1, 2016, at which time rent in the amount of $244,000 per month is due for the remainder of the term of the lease. We also have the option of paying rent which is due during 2016 in shares of our restricted common stock. Specifically, we have the right to issue shares of restricted common stock to Bango Oil equal to 110% of the rental payment due, based on the volume weighted average price (VWAP) of our common stock during the ten day period preceding the first of each applicable month, provided that if on the six month anniversary of the issuance of any stock issued in consideration for rent due, the value of the stock issued is less than 110% of the rental payment due, we are required to pay Bango Oil the difference in cash or issue Bango Oil additional shares of common stock equal to the difference in value. In addition to monthly rent, we are required to pay all taxes assessed on the property under the Bango Lease.

The Bango Lease also includes a purchase option, whereby, if no event of default exists on the Bango Lease, we have the option at any time during the term of the lease to purchase all of the equity interests of Bango Oil (the “Purchase Option”), effectively acquiring ownership of the Bango Plant. The initial consideration due to Bango Oil in connection with the Purchase Option is $8.5 million, provided that if the Purchase Option is not exercised by us prior to August 31, 2015, the amount due increases by $125,000 per month until July 1, 2016, and $3,000 per month thereafter, up to a maximum of $13 million, assuming we make timely rental payments under the lease (in the event we fail to timely make any rental payment due, the monthly increase in the purchase price for such applicable month increases by an additional $122,000).

We also continue to maintain a first priority security interest in certain personal property of Omega used at the plant pursuant to our prior agreements with Omega (which property we lease pursuant to the Personal Property Leases described below), including a Secured Promissory Note evidencing amounts we (through Vertex Refining) advanced to Omega at the first closing to permit it to deliver the Omega Refining assets purchased at the first closing free and clear of any liens, which funds were subsequently loaned to Bango Refining, in the aggregate amount of $14,358,067, which Omega failed to pay as of its due date on March 31, 2015, has failed to pay to date, and which Secured Promissory Note is currently in default. In the event we obtain title to such property which secures the repayment of the Secured Promissory Note through a foreclosure, we agreed to transfer certain assets which constitute fixtures to Bango Oil upon the termination of the Bango Lease, unless such termination is due to us exercising our rights under the Purchase Option. The value of the assets obtained are sufficient to cover the outstanding balance of the note. Notwithstanding the above, Vertex Refining entered into a Personal Property Lease with Omega Refining, LLC (“Omega Refining”)

and Bango Refining, LLC, both related parties of Omega on April 30, 2015 (the “Personal Property Lease”), whereby Vertex Refining agreed to lease all machinery, equipment and other tangible personal property located at the Bango Plant from Omega Refining and Bango Refining, for $220,000 per month, provided that until the Secured Promissory Note which Omega owes us is paid in full, Vertex Refining is able to accrue such payments and set them off against the amount due under the Secured Promissory Note. The Personal Property Lease terminates after 60 days unless Vertex Refining provides notice of its intent to renew for an additional 30 days. It is anticipated that Vertex Refining will acquire the leased personal property from Omega Refining and Bango Refining at the termination of the Personal Property Lease pursuant to Article 9 of the Uniform Commercial Code, with such acquisition occurring through an offset of a portion of the amount due Vertex Refining under the Secured Promissory Note.

Also on April 30, 2015, Vertex Refining and Vertex Operating, both our wholly-owned subsidiaries, entered into a Shared Services Agreement whereby Vertex Operating agreed to operate and provide support services at the Bango Plant for $80,000 per month through May 2, 2019.

In addition to the Bango Lease for the Bango Plant, Vertex Refining also entered into two Lease and Purchase Agreements (the “Equipment Leases”). The Equipment Leases provide the use of a rail facility and related equipment and a pre-fabricated metal building located at the plant. The Equipment Leases expires on December 31, 2016, subject to certain rights Vertex Refining has to terminate the leases earlier. The monthly rental costs for the leases are $16,300 and $3,800 per month, respectively, provided no rent is due for fiscal 2015. We also have the right pursuant to the Equipment Leases to pay the rent due under the Equipment Leases in shares of our restricted common stock, equal in value to 110% of the applicable rental payment due, based on the VWAP of our common stock during the ten day period preceding the first of each applicable month, provided that if on the six month anniversary of the issuance of any stock in lieu of cash payments, the value of the stock issued (based on the then 10 day VWAP) is less than 110% of the rental payment due, we are required to pay the lessor(s) the difference in cash or issue the lessor(s) additional shares of common stock equal to the difference in value. We also have the right under the Equipment Leases to acquire the applicable property/equipment subject to each Equipment Lease at any time prior to the expiration of the leases for $914,000 and $400,000, respectively, provided such amounts are discounted to $776,900 and $340,000, respectively, if the applicable purchase option is exercised prior to August 31, 2015. Finally, we have the right pursuant to the agreements to pay the purchase price associated with the purchase option in restricted common stock, equal in value to 110% of the amount due, based on the VWAP of our common stock during the ten day period preceding the purchase date, provided that if on the six month anniversary of the issuance of any stock in lieu of a cash payment, the value of the stock issued (based on the then 10 day VWAP) is less than 110% of the purchase price, we are required to pay the lessor(s) the difference in cash or issue the lessor(s) additional shares of common stock equal to the difference in value.

Our senior lender, Goldman Sachs Bank USA (“Goldman”), approved the entry by Vertex Refining into the Bango Lease and Equipment Leases, and also waived various events of default which had previously occurred under our senior credit facility with Goldman relating to various deliverables which we failed to make to Goldman as required pursuant to the terms of the credit facility and the fact that our auditor provided a ‘going concern’ opinion in our December 31, 2014 audited financial statements.

Each of the lessors under the Bango Lease and Equipment Leases also entered into an Acknowledgement and Confirmation Agreement with us, whereby they make various representations regarding their financial suitability to receive shares of our common stock, the restricted nature of the shares they may receive in lieu of cash consideration under the leases, and their status as an accredited investor, and agreed to not sell our stock short during the term of the leases which they are party to, and we agreed to not issue such investors securities representing more than 9.99% of our outstanding common stock. All of the parties also agreed that the aggregate shares of common stock issuable pursuant to all of the leases would not (i) exceed 19.9% of the outstanding shares of our common stock on April 30, 2015, (ii) exceed 19.9% of the combined voting power of the then outstanding voting securities of our common stock on April 30, 2015, or (iii) otherwise exceed such number of shares of common stock that would violate applicable listing rules of the NASDAQ Stock Market in the event our stockholders do not approve the issuance of the shares (collectively, the “Share Cap”).

Pursuant to the Heartland Purchase Agreement, the parties agreed to a true up of the inventory of the Acquired Business subsequent to closing on December 5, 2014. Pursuant to the true up, On April 5, 2015, the additional amount owed by the Company to Heartland for inventory at Closing (less amounts already paid for at Closing) was satisfied by issuing 56,180 shares of the Company’s restricted common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•
risks associated with our outstanding credit facilities, including amounts owed, restrictive covenants, security interests thereon and our ability to repay such facilities and amounts due thereon when due;

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	our ability to protect our intellectual property and not infringe on others’ intellectual property;

•	our ability to scale our business;

•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;

•	our ability to obtain and retain customers;

•	our ability to produce our products at competitive rates;

•	our ability to execute our business strategy in a very competitive environment;

•	trends in, and the market for, the price of oil and gas and alternative energy sources;

•	our ability to maintain our relationship with KMTEX, Ltd.;

•	the impact of competitive services and products;

•	our ability to integrate acquisitions;

•	our ability to complete acquisitions;

•	our ability to maintain insurance;

•	potential future litigation, judgments and settlements;

•	rules and regulations making our operations more costly or restrictive;

•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;

•	economic downturns both in the United States and globally;

•	risk of increased regulation of our operations and products;

•	negative publicity and public opposition to our operations;

•	disruptions in the infrastructure that we and our partners rely on;

•	an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms;

•	our ability to effectively integrate acquired assets, companies, employees or businesses;

•	liabilities associated with acquired companies, assets or businesses;

•	interruptions at our facilities;

•	our ability to complete pending and future acquisitions;

•	required earn-out payments and other contingent payments we are required to make;

•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;

•	our ability to acquire and construct new facilities;

•	certain events of default which have occurred under our debt facilities and previously been waived;

•	our ability to effectively manage our growth;

•	repayment of and covenants in our debt facilities;

•	the lack of capital available on acceptable terms to finance our continued growth; and

•	other risk factors included under “Risk Factors” below and in our Annual Report on Form 10-K and prior Form 10-Qs.

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K/A, filed with the Commission on April 15, 2015 and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

We paid the following consideration for 100% of the equity interests in Acquisition Sub (i) to Holdings, (a) $14.8 million in cash and assumed debt; and (b) 4,545,455 million restricted shares of our common stock; and (ii) to B&S LP, $1.7 million cash consideration, representing the appraised value of certain real estate contributed by B&S LP to Acquisition Sub. Additionally, for each of the three one-year periods following September 11, 2012, Holdings will be eligible to receive earn-out payments of $2.23 million, up to $6.7 million in the aggregate, contingent on the combined company achieving adjusted EBITDA targets of $10.75 million, $12.0 million and $13.5 million, respectively, in those periods. The first and second earn-out targets for the one year periods ending September 11, 2013 and 2014, respectively, were not met and as such no earn-out payments were paid for such two periods. The Company has also determined that the 2015 target (for year three) will also not be met. As such, no earn-out payments will be due or made pursuant to the terms of the Acquisition.

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

E-Source

Effective October 1, 2013, Vertex acquired a 51% interest in E-Source Holdings, LLC (“E-Source”), a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. The assets and operations of E-Source fall under our Recovery division.

The consideration paid for the acquisition of E-Source was approximately $900,000 and the right of one of the sellers (the “Earn-Out Seller”) to earn additional earn-out payments of up to 15% of E-Source’s net income before taxes, in the event certain calendar year net income thresholds are met, in calendar years 2014 through 2017, as well as a commission of 20% of the net income before taxes associated with certain future planned projects of E-Source required to be completed prior to December 31, 2014, as long as such applicable seller remains an employee of E-Source during such applicable periods. Effective on March 14, 2014, we entered into an amendment to our acquisition agreement with the Earn-Out Seller, and mutually agreed that the lesser of (a) 20% and (b) $100,000, per calendar year of earn-out payments due the Earn-Out Seller, if any, would be payable in shares of our restricted common stock, based on the average of the five closing sales prices of the Company’s common stock on the first five trading days of each applicable calendar year (each a “Valuation”) for which the earn-out consideration relates, provided that the parties mutually agreed to use a valuation of $3.2922 per share (the “2014 Valuation Price”) for any earn-out payments relating to the 2014 calendar year and further agreed that in no event would any future calendar year Valuation be less than the 2014 Valuation Price. A total of $136,662 of earn-out payments was made to the E-Source Seller in 2014 (all in cash), however, no additional payments are due in connection with the earn-out as E-Source's management has subsequently resigned and forfeited all remaining earn-out payments.

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

Omega Acquisition

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

The acquisition was to close in two separate closings, the first of which relating to the acquisition of Omega Refining (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chasse, Louisiana) and ownership of Golden State, as described above (the “Acquired Business”), closed on May 2, 2014 (the “Initial Closing”), and the second of which relating to the acquisition of Bango Refining and the Bango, Nevada plant, was planned to close thereafter, subject to certain closing conditions being met prior to closing (the “Final Closing”).

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

In connection with the Initial Closing, Omega Refining and Bango Refining provided Vertex Refining Nevada a Secured Promissory Note (the “Omega Secured Note”) in the aggregate amount of $13,858,067, representing (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the Initial Closing (which included consideration relating to the assets acquired at the Initial Closing and which were planned to be acquired at the Final Closing) exceeded the value of assets acquired at the Initial Closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the Initial Closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory planned to be delivered at the Final Closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) a loan in a single advance of $3.15 million to satisfy accounts payable and other working capital related obligations of Omega after the Initial Closing, provided an additional $1 million in loans were made in fiscal 2015, raising the amount of such working capital advances to $4.15 million (the “Draw Down Loan”) and (e) an additional loan of up to $1 million for capital expenditures, if mutually approved by us and Omega (the “Capital Expenditure Loan”). The Purchase Price Loan and the Draw Down Loan bear interest at the short-term federal rate as published by the Internal Revenue Service from time to time (currently 0.33% per annum) prior to October 30, 2014, and thereafter at 9.5% per annum, payable monthly in arrears and have a maturity date of March 31, 2015. The First Inventory Loan and the Draw Down Loan accrue interest at the rate of 9.5% per annum beginning on May 31, 2014, and were due and payable on March 31, 2015. Upon an event of default under any of the loans, the loans accrue interest at 18% per annum until paid in full. The Purchase Price Loan and the Draw Down Loan were due and payable in full on March 31, 2015, and were not paid on such date and are currently in default.

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

Heartland Acquisition

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

The purchase price paid in consideration for the Heartland Assets was the assumption of the assumed liabilities and an aggregate of 2,257,467 shares of restricted common stock (the “Heartland Shares”), representing a total of 1,189,637 shares valued at $8,276,792, as agreed pursuant to the terms of the original Heartland Purchase Agreement, 303,957 shares which were due in consideration for the purchase of various inventory of Heartland acquired by the Company at the closing in connection with the Inventory Purchase (described below), valued at $882,285, and a total of 763,873 shares due in consideration for the Reimbursement of Operating Losses (described below). A total of 150,000 shares of restricted common stock issued at Closing are being held in escrow and will be used to satisfy indemnification claims (the “Escrow Shares”). Pursuant to the Heartland Purchase Agreement, the parties agreed to a true up of the inventory of the Acquired Business sixty days after the Closing (February 3, 2015). Pursuant to the true up, any additional amount owed by the Company to Heartland for inventory at Closing (less amounts already paid for at Closing) was to be paid in shares of the Company’s restricted common stock, based on the volume weighted average prices of the Company’s common stock on the NASDAQ Capital Market on the ten (10) trading days immediately prior to Closing, which totaled $3.56. An aggregate of an additional $200,000 was owed to Heartland in connection with the inventory true-up and as such, we issued Heartland an additional 56,180 shares of restricted common stock ($200,000 divided by $3.56).

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

Heartland also has the right pursuant to the terms of the Heartland Purchase Agreement to earn additional earn-out consideration of up to a maximum of $8,276,792, based on total EBITDA related to the Heartland Business during the twelve month period beginning on January 1, 2016 (the "Earnout Period"), as follows (as applicable, the "Contingent Payment"):

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

Additionally, we were required to file a registration statement within 135 days of the closing registering all of the shares of the Company's common stock issued to Heartland as of such filing date and use commercially reasonable efforts to obtain effectiveness of the registration statement within 30 days of the filing date if the SEC does not review the registration statement or within 105 days of the filing date if the SEC does review the registration statement filing. The registration statement has been filed to date and the SEC has indicated that they are reviewing the registration statement. Pursuant to the Purchase Agreement, Heartland agreed to not sell more than 50,000 shares of the Company's common stock issued to it each week, if otherwise permitted pursuant to applicable law and regulation.

The assets and operations acquired from Heartland fall under our Black Oil division as described below.

Recent Events:

On April 27, 2015, we dismissed LBB & Associates Ltd., LLP and engaged Hein & Associates LLP as our independent registered public accounting firm through and with the approval and recommendation of our Board of Directors and Audit Committee.

Churchill County, Nevada Lease

On April 30, 2015, Vertex Refining Nevada, entered into a Lease With Option For Membership Interest Purchase (the “Bango Lease”) with Bango Oil, LLC (“Bango Oil”). Pursuant to the Bango Lease, we, through Vertex Refining Nevada, agreed to lease a used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”). The Bango Plant produces base lubricating oils and all of the raw and finish products into and out of the Bango Plant are transported by either rail car or tanker trucks.

The Bango Plant was previously leased by Bango Refining, a subsidiary of Omega Holdings; however, the lease was recently terminated by Bango Oil and we were able to enter into the Bango Lease directly with Bango Oil instead of having to acquire the rights to the Bango Plant pursuant to the prior terms of the Omega Purchase Agreement (described above), pursuant to which we were originally required to deliver 1.5 million shares to Omega and to forgive amounts due under the Omega Secured Note. Bango Refining ceased operating the Bango Plant on April 30, 2015. As a result of its lease with Bango Oil, Vertex Refining Nevada has the right as of May 1, 2015 to operate the Bango Plant and is in the process of obtaining required operating permits.

The Bango Lease contains usual and customary covenants, representations, events of default and indemnification requirements for a commercial lease agreement of similar size and scope as the Bango Lease. The term of the Bango Lease continues until August 10, 2025, provided that as long as no event of default under the Bango Lease exists, we have the right to terminate the Bango Lease at any time, beginning six months after the start of the lease with twelve months prior notice to Bango Oil, provided further that Bango Oil can terminate the Bango Lease with thirty days prior notice to us during the twelve month notice period (i.e., after we have previously provided the twelve month notice of our intent to terminate the Bango Lease). Notwithstanding the above, we also have the right, during the first six months of the lease, to terminate the Bango Lease with five days written notice to Bango Oil in the event certain material improvements or equipment at the Bango Plant are physically removed by creditors of Omega, or such creditors obtain a preliminary injunction preventing the use of a material portion of such improvements or equipment, and in either case it interferes with our use of the plant.

No rent is due under the Bango Lease until January 1, 2016, at which time rent in the amount of $244,000 per month is due for the remainder of the term of the lease. We also have the option of paying rent which is due during 2016 in shares of our restricted common stock. Specifically, we have the right to issue shares of restricted common stock to Bango Oil equal to 110% of the rental payment due, based on the volume weighted average price (VWAP) of our common stock during the ten day period preceding the first of each applicable month, provided that if on the six month anniversary of the issuance of any stock issued in consideration for rent due, the value of the stock issued is less than 110% of the rental payment due, we are required to pay Bango Oil the difference in cash or issue Bango Oil additional shares of common stock equal to the difference in value. In addition to monthly rent, we are required to pay all taxes assessed on the property under the Bango Lease.

The Bango Lease also includes a purchase option, whereby, if no event of default exists on the Bango Lease, we have the option at any time during the term of the lease to purchase all of the equity interests of Bango Oil (the “Purchase Option”), effectively acquiring ownership of the Bango Plant. The initial consideration due to Bango Oil in connection with the Purchase Option is $8.5 million, provided that if the Purchase Option is not exercised by us prior to August 31, 2015, the amount due increases by $125,000 per month until July 1, 2016, and $3,000 per month thereafter, up to a maximum of $13 million, assuming we make timely rental payments under the lease (in the event we fail to timely make any rental payment due, the monthly increase in the purchase price for such applicable month increases by an additional $122,000).

We also continue to maintain a first priority security interest in certain personal property of Omega used at the plant pursuant to our prior agreements with Omega (which property we lease pursuant to the Personal Property Leases described below). In the event we obtain title to such property which secures the repayment of the Omega Secured Note through a foreclosure, we agreed to transfer certain assets which constitute fixtures to Bango Oil upon the termination of the Bango Lease, unless such termination is due to us exercising our rights under the Purchase Option. Notwithstanding the above, Vertex Refining Nevada entered into a Personal Property Lease with Omega Refining and Bango Refining, both related parties of Omega on April 30, 2015 (the “Personal Property Lease”), whereby Vertex Refining Nevada agreed to lease all machinery, equipment and other tangible personal property located at the Bango Plant from Omega Refining and Bango Refining, for $220,000 per month, provided that until the Omega Secured Note is paid in full, Vertex Refining Nevada is able to accrue such payments and set them off against the amount due under the Omega Secured Note. The Personal Property Lease terminates after 60 days unless Vertex Refining Nevada provides notice of its intent to renew for an additional 30 days. It is anticipated that Vertex Refining Nevada will acquire the leased personal property from Omega Refining and Bango Refining at the termination of the Personal Property Lease pursuant to Article 9 of the Uniform Commercial Code, with such acquisition occurring through an offset of a portion of the amount due Vertex Refining under the Omega Secured Note.

Also on April 30, 2015, Vertex Refining Nevada and Vertex Operating, entered into a Shared Services Agreement whereby Vertex Operating agreed to operate and provide support services at the Bango Plant for $80,000 per month through May 2, 2019.

In addition to the Bango Lease for the Bango Plant, Vertex Refining Nevada also entered into two Lease and Purchase Agreements (the “Equipment Leases”). The Equipment Leases provide the use of a rail facility and related equipment and a pre-fabricated metal building located at the plant. The Equipment Leases expires on December 31, 2016, subject to certain rights Vertex Refining Nevada has to terminate the leases earlier. The monthly rental costs for the leases are $16,300 and $3,800 per month, respectively, provided no rent is due for fiscal 2015. We also have the right pursuant to the Equipment Leases to pay the rent due under the Equipment Leases in shares of our restricted common stock, equal in value to 110% of the applicable rental payment due, based on the VWAP of our common stock during the ten day period preceding the first of each applicable month, provided that if on the six month anniversary of the issuance of any stock in lieu of cash payments, the value of the stock issued (based on the then 10 day VWAP) is less than 110% of the rental payment due, we are required to pay the lessor(s) the difference in cash or issue the lessor(s) additional shares of common stock equal to the difference in value. We also have the right under the Equipment Leases to acquire the applicable property/equipment subject to each Equipment Lease at any time prior to the expiration of the leases for $914,000 and $400,000, respectively, provided such amounts are discounted to $776,900 and $340,000, respectively, if the applicable purchase option is exercised prior to August 31, 2015. Finally, we have the right pursuant to the agreements to pay the purchase price associated with the purchase option in restricted common stock, equal in value to 110% of the amount due, based on the VWAP of our common stock during the ten day period preceding the purchase date, provided that if on the six month anniversary of the issuance of any stock in lieu of a cash payment, the value of the stock issued (based on the then 10 day VWAP) is less than 110% of the purchase price, we are required to pay the lessor(s) the difference in cash or issue the lessor(s) additional shares of common stock equal to the difference in value.

Our senior lender, Goldman Sachs Bank USA (“Goldman”), approved the entry by Vertex Refining Nevada into the Bango Lease and Equipment Leases, and also waived various events of default which had previously occurred under our senior credit facility with Goldman relating to various deliverables which we failed to make to Goldman as required pursuant to the terms of the credit facility and the fact that our auditor provided a ‘going concern’ opinion in our December 31, 2014 audited financial statements.

Each of the lessors under the Bango Lease and Equipment Leases also entered into an Acknowledgement and Confirmation Agreement with us, whereby they make various representations regarding their financial suitability to receive shares of our common stock, the restricted nature of the shares they may receive in lieu of cash consideration under the leases, and their status as an accredited investor, and agreed to not sell our stock short during the term of the leases which they are party to, and we agreed to not issue such investors securities representing more than 9.99% of our outstanding common stock. All of the parties also agreed that the aggregate shares of common stock issuable pursuant to all of the leases would not (i) exceed 19.9% of the outstanding shares of our common stock on April 30, 2015, (ii) exceed 19.9% of the combined voting power of the then outstanding voting securities of our common stock on April 30, 2015, or (iii) otherwise exceed such number of shares of common stock that would violate applicable listing rules of the NASDAQ Stock Market in the event our stockholders do not approve the issuance of the shares (collectively, the “Share Cap”).

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
We also recently closed a lease in Churchill County, Nevada which has a used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada, the Bango Plant produces base lubricating oils.

We also recently leased a used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada, which produces base lubricating oils.

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

We currently provide our services in 13 states, primarily in the Gulf Coast and Central Midwest regions of the United States. For the rolling twelve month period ending March 31, 2015, we aggregated approximately 126 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 88.5 million gallons of used motor oil with our proprietary TCEP process, VGO and base oil processes.

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

Strategy and Plan of Operations

The principal elements of our strategy include:

Pursue Strategic Acquisitions and Partnerships

We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets. Our executive team has a proven ability to evaluate resource potential and identify acquisition targets, funding permitting. The acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of TCEP. We also intend to diversify our revenue by acquiring complementary recycling service businesses, refining assets and technologies, and other vertically integrated businesses or assets. We believe we can realize synergies on acquisitions by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.

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

Re-Refine Higher Value End Products

We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher value end products, including assets or technologies which complement TCEP. Currently, we are using TCEP to re-refine used oil feedstock into cutter stock for use in the marine fuel market. We believe that continued improvements to our TCEP technology and investments in additional technologies will enable us to upgrade feedstock into higher value end products, such as fuels and lubricating base oil, which command higher market prices than the current re-refined products we produce. In addition to TCEP, at our Marrero, Louisiana facility we are producing a vacuum gas oil (VGO) through our re-refinery.

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

RESULTS OF OPERATIONS

Description of Material Financial Line Items:

Revenues

We generate revenues from three existing operating divisions as follows:

BLACK OIL - Revenues for our Black Oil division are comprised primarily of product sales from our re-refineries and also feedstock sales (used motor oil) which are purchased from generators of used motor oil such as oil change shops and garages, as well as a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the utility fuel export market.  In addition, through used oil re-refining, we re-refine used oil into different commodity products. The Houston, Texas TCEP facility finished product is then sold by barge as a fuel oil cutterstock. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to crude refineries to be utilized as an intermediate feedstock in the refining process. The Marrero facility’s product is also sold as a low sulfur fuel oil blend in the marine fuel markets. Through the operations at our Columbus, Ohio facility we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Set forth below are our results of operations for the three months ended March 31, 2015 as compared to the same period in 2014.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenues	$37,684,339	$47,349,658	$(9,665,319)	(20)%
Cost of Revenues	37,605,869	42,205,170	(4,599,301)	(11)%
Gross Profit	78,470	5,144,488	(5,066,018)	(98)%
Selling, general and administrative expenses	7,329,597	3,587,489	3,742,108	104%
Acquisition related expenses	157,678	600,412	(442,734)	(74)%
Income (loss) from operations	(7,408,805)	956,587	(8,365,392)	(875)%
Provision for doubtful accounts	(2,650,000)	—	(2,650,000)	100%
Other Income (loss)	8	370	(362)	98%
Other expense	(70,478)	—	(70,478)	100%
Interest Expense	(1,531,180)	(75,811)	(1,455,369)	1,920%
Total other income (expense)	(4,251,650)	(75,441)	(4,176,209)	5,536%
Income (loss) before income taxes	(11,660,455)	881,146	(12,541,601)	(1,423)%
Income tax (expense) benefit	(5,306,000)	—	(5,306,000)	100%
Net income (loss)	$(16,966,455)	$881,146	$(17,847,601)	(2,025)%

Each of our segments’ gross profit (loss) during the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
Black Oil Segment	2015	2014	$ Change	% Change
Total revenue	$24,913,976	$23,571,400	$1,342,576	6%
Total cost of revenue	26,738,538	21,091,283	5,647,255	27%
Gross profit (loss)	(1,824,562)	2,480,117	(4,304,679)	(174)%
Selling general and administrative expense	6,069,130	2,459,727	3,609,403	147%
Income (loss) from operations	$(7,893,692)	$20,390	$(7,914,082)	38,814%

Refining Segment
Total revenue	$8,266,120	$19,827,459	$(11,561,339)	(58)%
Total cost of revenue	7,305,402	18,250,066	(10,944,664)	(60)%
Gross profit	960,718	1,577,393	(616,675)	(39)%
Selling general and administrative expense	905,654	806,818	98,836	12%
Income from operations	$55,064	$770,575	$(715,511)	(93)%

Recovery Segment
Total revenue	$4,504,243	$3,950,799	$553,444	14%
Total cost of revenue	3,561,930	2,863,821	698,109	24%
Gross profit	942,313	1,086,978	(144,665)	(13)%
Selling general and administrative expense	512,491	921,356	(408,865)	(44)%
Income (loss) from operations	$429,822	$165,622	$264,200	160%

The following schedule separates revenues and gross profit contributed by our recently acquired business entities and operations, Omega Refining, E-Source and Heartland, during the three month period ending March 31, 2015. The isolated figures are presented in dollars and as a percentage of total consolidated revenue.

	Three Months Ended March 31, 2015
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total Revenue	$37,684,339	$15,056,831	40%
Gross Profit	78,470	(1,997,145)	(2,545)%

	Consolidated Results	E-Source	% Contributed by E-Source
Total Revenue	$37,684,339	$1,578,171	4%
Gross Profit	78,470	492,943	628%

	Consolidated Results	Heartland	% Contributed by Heartland
Total Revenue	$37,684,339	$5,035,141	13%
Gross Profit	78,470	(16,748)	(21)%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 20% for the three months ended March 31, 2015 compared to the same period in 2014, due primarily to the sharp decline in commodity prices during the three months ended March 31, 2015 compared to the same period in 2014. Total volume increased 32% largely as a result of the recent addition of the Marrero, Louisiana facility in May 2014, which produces a VGO finished product as well as the Heartland facility in Columbus, Ohio, which produces a base oil finished product. Gross profit decreased by 98% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Prices of our finished products were impacted across the industry by the sharp decline in energy prices that occurred during the last quarter of 2014 and the first three months of 2015. Additionally, our per barrel margin decreased 97% relative to the three months ended March 31, 2014. This decrease was a result of increased operational costs related to the Marrero and Heartland facilities in addition to decreased margins in our feedstock and finished product values during the three months ended March 31, 2015, compared to the same period during 2014. In addition volumes were lower than our targets at our Marrero and Heartland facility related to operational challenges which were exacerbated by colder temperatures and inclement weather in the Ohio region added to these challenges. The 11% decrease in cost of revenues for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is mainly a result of the overall decrease in commodity prices which has an impact on the prices we pay for feedstock.

Our Black Oil division's volume increased approximately 71% during the three months ended March 31, 2015 compared to the same period in 2014. This increase was due to the increased amount of volume managed through our Marrero and Heartland facility which produces a VGO finished product and base oil respectively. Volumes collected through our H&H Oil and Heartland collection facilities increased 67% during the three months ended March 31, 2015 compared to the same period in 2014.

Overall volumes of product sold increased 32% for the first quarter of 2015 versus the first quarter of 2014. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

We experienced a 76% decrease in the volume of our TCEP refined product during the three months ended March 31, 2015, compared to the same period in 2014. This decrease was a result of strategic decisions we made not to produce our TCEP finished product during January and February 2015 and to ship the feedstock we would have otherwise used at our TCEP facility to our Marrero facility due to market pricing impacts on the margins of the product produced in the Houston market vs. the Marrero, Louisiana market. The margins on the VGO product produced at our Marrero facility tend to be greater than those produced at our TCEP facility, and due to the sharp decline in prices we were not able to adjust our feedstock purchases at our TCEP facility to keep up with the change in market conditions. In addition, commodity prices decreased approximately 50% for the three months ended March 31, 2015, compared to the same period in 2014. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2015 decreased $44.98 per barrel from a three month average of $89.29 for the three months ended March 31, 2014 to $44.30 per barrel for the three months ended March 31, 2015.

Our TCEP technology generated revenues of $2,257,371 during the three months ended March 31, 2015 with cost of revenues of $2,579,892, producing a gross loss of $322,521.  The per barrel margin for our TCEP product decreased 292% as compared to the same period during 2014.  This decrease was largely a result of the decrease in TCEP volume during the quarter as described above, which resulted in the continued carrying cost for the operation with very low throughput.

Overall volume for the Refining and Marketing division decreased 21% during the three months ended March 31, 2015 as compared to the same period in 2014. This division experienced a decrease in production of 50% for its gasoline blendstock for the three months ended March 31, 2015, compared to the same period in 2014. Our fuel oil cutter volumes decreased 31% for the three months ended March 31, 2015, compared to the same period in 2014. Our pygas volumes increased 54% for the three months ended March 31, 2015 as compared to the same period in 2014. These decreases were a result of decisions not to purchase or process certain non-profitable feedstock streams under the current market conditions.

Our Recovery division includes the business operations of Vertex Recovery as well as the recently acquired business of E-Source (of which we own a 100% interest). Revenues for this division increased 14% mostly as a result of increased volumes of petroleum products acquired during the three months ended March 31, 2015. This division through E-Source periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit decreased 98% and our margin per barrel decreased approximately 97% for the three months ended March 31, 2015, compared to the same period in 2014. This decrease was largely a result of lower volumes than expected at each facility along with the decrease in overall business production at each of our facilities compared to what we plan for.

The following table sets forth the high and low spot prices during the first three months of 2015 for our key benchmarks.

2015
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.88	March 3	$1.44	January 15
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.81	February 25	$1.21	January 13
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$52.04	February 17	$36.89	January 13
NYMEX Crude oil (Dollars per barrel)	$53.53	February 17	$43.46	March 17
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first three months of 2014 for our key benchmarks.

2014
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.00	March 3	$2.73	February 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.84	March 14	$2.54	January 3
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$91.81	February 24	$87.09	January 13
NYMEX Crude oil (Dollars per barrel)	$104.92	March 3	$91.66	January 9
Reported in Platt's US Marketscan (Gulf Coast)

We saw a significant decrease during the first three months of 2015 in each of the benchmark commodities we track compared to the same period in 2014.

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

As our competitors bring new technologies to the marketplace, which will likely enable them to obtain higher values for the finished products created through their technologies from purchased black oil feedstock, we anticipate that they will be able to pay more for feedstock due to the additional value received from their finished product (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock).  If we are not able to continue to refine and improve our technologies and gain efficiencies in the TCEP technology, our VGO technology through our Marrero facility, and our base oil technology at Heartland we could be negatively impacted by the ability of our competitors to bring new processes to market which compete with our processes, as well as their ability to outbid us for feedstock supplies.

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

We had total operating expenses of $7,487,275 for the three months ended March 31, 2015, which included $157,678 of acquisition related expenses, compared to $4,187,901 of total operating expenses for the prior year’s period (including $600,412 of acquisition related expenses), an increase of $3,299,374 or 79% from the prior period.  This increase is primarily due to the additional selling, general and administrative expenses generated by new business lines, specifically those business lines acquired from Omega Refining, Heartland and the E-Source acquisition, as well as increased sales expenses associated with our expansion into new West Coast markets.

We had a loss from operations of $7,408,805 for the three months ended March 31, 2015, compared to income from operations of $956,587 for the three months ended March 31, 2014, a decrease of $8,365,392 or 875% from the prior year’s period.  The decrease was mainly due to market and operational conditions as well as the additional selling general and administrative expenses associated with new product lines, and acquired operations, and certain one-time expenses associated with acquisitions as described above. We are working on an inventory management and hedging solution that will mitigate some of the exposure the Company has historically had to sharp declines in oil and commodity prices moving forward.

We had a provision for doubtful accounts of $2,650,000 for the three months ended March 31, 2015, compared to no provision for doubtful accounts for the three months ended March 31, 2014. The provision for doubtful accounts was related to amounts owed to Omega under the Omega Secured Notes including $1,696,452 which was unsecured, and which the collection of which is doubtful, and $2,650,000 which is collateralized by insurance proceeds expected to be collected in 2015, due to revised insurance proceed expectations.

We also had interest expense of $1,531,180 for the three months ended March 31, 2015, compared to interest expense of $75,811 for the three months ended March 31, 2014, an increase in interest expense of $1,455,369 or 1,920% from the prior period mainly due to the debt facilities with Goldman Sachs and BOA as described below, which were not outstanding during the three months ended March 31, 2014. We had total other expense of $4,251,650 for the three months ended March 31, 2015, mainly due to the increase in interest expense and provision for doubtful accounts described above, compared to total other expense of $75,441 for the three months ended March 31, 2014, also mainly due to interest expense.

We had an income tax expense of $5,306,000 for the three months ended March 31, 2015, compared to no income tax expense for the three months ended March 31, 2014. For tax reporting purposes, we have net operating losses (“NOLs”) of approximately $49.9 million as of March 31, 2015 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a cumulative pre-tax loss of $9.8 million over a three year period ended March 31, 2015. As a result, we determined that a full valuation allowance for our deferred tax assets at March 31, 2015 of $5,306,000 was appropriate.

We had net loss of $16,966,455 for the three months ended March 31, 2015, compared to net income of $881,146 for the three months ended March 31, 2014, a decrease in net income of $17,847,601 or 2,025% from the prior period for the reasons described above.

During the three months ended March 31, 2015, the processing costs for our Refining and Marketing division located at KMTEX were $1,015,035. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Three Months Ended March 31, 2015
Refining and Marketing
Revenues	$8,266,120

Income (loss) from operations	$55,064

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the most recent quarter ended March 31, 2015 and for fiscal year 2014 and 2013 by quarter.

	Fiscal 2015	Fiscal 2014				Fiscal 2013
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$37,684,339	$62,572,071	$76,903,516	$72,079,622	$47,349,658	$46,770,402	$46,830,647	$35,111,402	$33,254,801

Cost of Revenues	37,605,869	66,040,281	72,846,322	63,200,942	42,205,170	41,340,555	41,945,879	32,556,738	29,785,043

Gross Profit (loss)	78,470	(3,468,210)	4,057,194	8,878,680	5,144,488	5,429,847	4,884,768	2,554,664	3,469,758

Reduction of contingent liability	—	(3,371,836)	(1,876,752)	—	—	(388,750)	—	(1,850,000)	—

Selling, general and administrative expenses	7,329,597	10,089,054	6,801,396	6,075,517	3,587,489	4,359,857	2,495,748	2,395,745	2,221,492

Acquisition related expenses	157,678	994,603	259,235	1,959,418	600,412	17,150	—	—	36,592

Total selling, general and administrative expenses	7,487,275	7,711,821	5,183,879	8,034,935	4,187,901	3,988,257	2,495,748	545,745	2,258,084

Income (loss) from operations	(7,408,805)	(11,180,031)	(1,126,685)	843,745	956,587	1,441,590	2,389,020	2,008,919	1,211,674

Other income (expense)

Provision for doubtful accounts	(2,650,000)	—	—	—	—	—	—	—	—
Other income	8	223,255	109,980	7	370	4,809	—	7,598	25,289
Gain on bargain purchase	—	375,000	92,635	6,481,051	—	—	—	—	—
Other expense	(70,478)	—	—	(10,866)	—	(9,838)	(3,949)	—	(40,726)
Interest expense	(1,531,180)	(956,319)	(947,325)	(657,235)	(75,811)	(108,327)	(95,488)	(112,999)	(106,140)
Total other income (expense)	(4,251,650)	(358,064)	(744,710)	5,812,957	(75,441)	(113,356)	(99,437)	(105,401)	(121,577)

Income (loss) before income taxes	(11,660,455)	(11,538,095)	(1,871,395)	6,656,702	881,146	1,328,234	2,289,583	1,903,518	1,090,097

Income tax benefit (expense)	(5,306,000)	57,975	(57,975)	—	—	1,678,539	40,211	(12,248)	(6,502)

Net income (loss)	$(16,966,455)	$(11,480,120)	$(1,929,370)	$6,656,702	$881,146	$3,006,773	$2,329,794	$1,891,270	$1,083,595
Net income (loss( attributable to non controlling interest	—	—	—	344,380	(18,981)	(431,962)	—	—	—
Net income(loss) attributable to Vertex Energy, Inc.	$(16,966,455)	$(11,480,120)	$(1,929,370)	$7,001,082	$862,165	$2,574,811	$2,329,794	$1,891,270	$1,083,595

The below graph charts our total quarterly revenue over time from January 1, 2013 to March 31, 2015:

	Statements of Operations by Segments
	Fiscal 2015	Fiscal 2014				Fiscal 2013
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$24,913,976	$46,028,775	$52,434,252	$48,878,522	$23,571,400	$23,660,574	$22,766,929	$19,493,407	$23,199,308
Cost of revenues	26,738,538	47,702,102	49,933,205	42,330,639	21,091,283	21,717,508	21,632,211	18,463,098	20,416,314
Gross profit	$(1,824,562)	$(1,673,327)	$2,501,047	$6,547,883	$2,480,117	$1,943,066	$1,134,718	$1,030,309	$2,782,994
Refining & Marketing
Revenues	$8,266,120	$14,694,971	$19,655,674	$18,517,819	$19,827,459	$16,749,930	$15,913,554	$14,234,204	$8,831,746
Cost of revenues	7,305,402	15,568,037	18,679,687	16,626,178	18,250,066	15,207,097	14,244,023	12,824,955	8,224,134
Gross profit (loss)	$960,718	$(873,066)	$975,987	$1,891,641	$1,577,393	$1,542,833	$1,669,531	$1,409,249	$607,612
Recovery
Revenues	$4,504,243	$1,848,325	$4,813,590	$4,683,281	$3,950,799	$6,359,898	$8,150,164	$1,383,791	$1,223,747
Cost of revenues	3,561,930	2,770,142	4,233,430	4,244,125	2,863,821	4,415,950	6,069,645	1,268,685	1,144,595
Gross profit (loss)	$942,313	$(921,817)	$580,160	$439,156	$1,086,978	$1,943,948	$2,080,519	$115,106	$79,152

Liquidity and Capital Resources

The success of our current business operations has become dependent on repairs, and maintenance to our facilities and our ability to make routine capital expenditures. We also must maintain relationships with feedstock suppliers and end-product customers, and operate with efficient management of overhead costs.   Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations.  The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

We had total assets of $117,429,460 as of March 31, 2015 compared to $133,822,231 at December 31, 2014.   The decrease was mainly due to a decrease of $2,336,235 in cash and cash equivalents, a $9,945,000 decrease in deferred federal income tax, a $779,285 decrease in costs in excess of billings, an increase of $996,538 in depreciation, as well as a $435,940 reduction in intangible assets, a $1,095,357 decrease in inventory, a $124,504 reduction in financing costs, and a $2,150,0000 decrease in current portion of notes receivable offset by a $918,096 increase in accounts receivable, net. Total current assets as on March 31,

2015 of $28,170,762 consisted of cash and cash equivalents of $3,680,841, accounts receivable, net, of $10,855,044, notes receivable of $1,000,000, relating to the Omega Secured Note described below, inventory of $11,525,259, and prepaid expenses of $1,109,618. Non-current assets consisted of fixed assets, net, of $55,402,491, these consist of property, plant and equipment related to our various processing facilities, note receivable - related party of $8,308,000, relating to the Omega Secured Note described below, net intangible assets of $18,077,020, which primarily represents the value of the Company's TCEP patent and certain other patents acquired from Omega Refining, and $4,922,353 of goodwill (booked in connection with the acquisition of Holdings and E-Source), deferred financing costs of $2,067,384, and other assets of $481,450. Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycle and sales.

We had total current liabilities of $67,883,435 as of March 31, 2015 compared to $63,076,685 at December 31, 2014.  This increase was largely due to a $1,437,500 increase in revolving note in connection with amounts borrowed from MidCap as described below and an increase of $577,440 in derivative liability in connection with the Lender Warrant (described below and in Note 10 to the financial statements included above), and an increase of $2,447,730 in deferred revenue as of March 31, 2015, compared to March 31, 2014. Deferred revenue was related to a sale of finished products that took place during the period, but which title thereto was not passed to the buyer until after March 31, 2015. As of March 31, 2015, accounts payable totaled $22,645,753, and we had capital lease liabilities of which the current portion outstanding at March 31, 2015 was $450,871. In addition, we had $39,860,931 of current liabilities associated with long-term debt of which $461,615 is related to the E-Source and $39,100,000 is related to the Goldman Sachs and BOA credit facilities described below. Also as described below we had $1,437,500 owed to MidCap.

We had total liabilities of $75,687,729 as of March 31, 2015, including current liabilities of $67,883,435 and long-term liabilities of $7,804,294, including $1,735,294 related to E-Source debt and $6,069,000 of contingent consideration relating to the remaining potential earn-out payments associated with the acquisition of Heartland in December 2014.

We had negative working capital of $39,712,673 as of March 31, 2015, compared to negative working capital of $29,327,453 as of December 31, 2014.  The decrease in working capital from December 31, 2014 to March 31, 2015 is due to an increase in accounts receivable and inventory as of March 31, 2015, a decrease in notes receivable, and an increase in accounts payable, revolving note, derivative liability and reclassification of long-term debt to current.

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

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments of $2,549,418 were made and the balance was $450,871 at March 31, 2015.

The Company has notes payable to various financial institutions, bearing interest at rates ranging from 5% to 6.35%, maturing from November 2015 to April 2023. The balance of the notes payable is $2,196,908 at March 31, 2015.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $299,316 at March 31, 2015.

The Company's outstanding debt facilities as of March 31, 2015 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2015
MidCap Business Credit, LLC	Revolving Note	March, 2015	March, 2017	$7,000,000	$1,437,500
Goldman Sachs USA	Term Loan	May, 2014	May, 2019	40,000,000	39,100,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	520,219	450,871
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,201,372	2,131,326
Ally	Auto Loan	September, 2013	September, 2018	87,772	65,583
Various institutions	Insurance premiums financed	Various	< 1 year	1,789,481	299,316
				$51,598,844	$43,484,596

Future contractual maturities of notes payable are summarized as follows:

Creditor	2015	2016	2017	2018	2019	Thereafter
MidCap Business Credit, LLC	$1,437,500	$—	$—	$—	$—	$—
Goldman Sachs USA	39,100,000	—	—	—	—	—
Pacific Western Bank	130,769	186,947	133,154	—	—	—
Texas Citizens Bank	289,309	412,986	436,896	461,892	488,317	41,927
Ally	65,583	—	—	—	—	—
Various institutions	299,316	—	—	—	—	—
Totals	$41,322,477	$599,933	$570,050	$461,892	$488,317	$41,927

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032. Total rent expense for the three months ended March 31, 2015 and 2014 is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Office leases	$172,367	$142,402
Plant Leases	1,178,400	—
Vehicle leases	100,069	106,257
	$1,450,836	$248,659

Minimum future lease commitments as of the three months ended March 31, 2015 are summarized as follows:

	Office Facilities	Vehicles	Plant Leases	Totals
2015	$600,219	$400,276	$4,713,600	$5,714,095
2016	453,154	454,301	4,713,600	5,621,055
2017	414,932	175,216	3,825,400	4,415,548
2018	312,466	57,710	1,132,000	1,502,176
2019	300,000	—	—	300,000
thereafter	4,175,000	—	—	4,175,000
	$6,255,771	$1,087,503	$14,384,600	$21,727,874

Credit and Guaranty Agreement

Effective May 2, 2014, we and our then newly formed subsidiary, Vertex Operating, as well as certain of our other direct and indirect subsidiaries as guarantors, entered into a Credit and Guaranty Agreement with Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender (“Agent”) , which was subsequently amended by a First Amendment to Credit and Guaranty Agreement (the “First Amendment”) dated December 5, 2014, and a Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”, as described in greater detail in the Current Report on Form 8-K filed by the Company on March 31, 2015) dated March 26, 2015 (as amended to date, the “Credit Agreement”). The discussion of the Credit Agreement below takes into account the amendments affected by the First Amendment and Second Amendment.

Pursuant to the Credit Agreement, the Lender loaned us $40 million (the “Credit Agreement Loan”), which was evidenced by a Term Loan Note. Pursuant to the Credit Agreement, the Company has the option (subject to certain provisions of the Credit Agreement which provides for the Lender to have the option) to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate (defined below) and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the maximum rate at which reserves (including, without limitation, any basic marginal, special, supplemental, emergency or other reserves) are required to be maintained with respect thereto against “Eurocurrency liabilities” (as such term is defined in Regulation D) under regulations issued from time to time by the Board of Governors of the Federal Reserve System or other applicable banking regulator (the “Adjusted LIBOR Rate”), in each case subject to the terms and conditions of the Credit Agreement, and in each case plus between 5.5% and 9.5% per annum (7.5% per annum prior to our entry into the Second Amendment)(as provided in the Credit Agreement, based on several factors, including the Company’s total leverage ratio). Interest on the Credit Agreement is payable monthly in arrears, provided that upon any event of default the interest rate increases to 2% per annum in excess of the applicable interest rate then in effect (4% in the event the Required Payment defined below is not timely made). The amount owed under the Credit Agreement is due and payable on May 2, 2019.

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

The Credit Agreement also includes various covenants (positive and negative) binding the Company, including, requiring that the Company provide the Agent with certain reports, provide the Agent notices of material corporate events and forecasts, limiting the amount of indebtedness the Company may incur (for example, the Company’s total indebtedness could not exceed between $30,000,000-$32,000,000 at any time prior to our entry into the Second Amendment, and cannot exceed $7 million (including not more than $6 million under the MidCap Credit Agreement through December 31, 2015), subject to certain exemptions set forth in greater detail in the Credit Agreement), and requiring us to maintain certain financial ratios, relating to consolidated EBITDA (which for the purposes of the Credit Agreement, never take into account the results of operations of Vertex Refining OH, LLC) and debt leverage including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Credit Agreement) to certain fixed charges (quarterly on a cumulative basis up to four consecutive quarters until December 31, 2014, and beginning pursuant to the Second Amendment on December 31, 2015, for the last two quarters ended December 31, 2015, and for subsequent cumulative quarters thereafter until such calculation takes into account the prior four quarters, and thereafter on a four quarter look back basis), for each applicable period beginning June 30, 2014 and ending December 31, 2014, of between 0.90:1.00 and 1.25:1.00 (depending on the applicable period) and for each applicable period beginning on December 31, 2015, of between 1.00:1.00 and 1.25:1.00 (depending on the applicable period) thereafter; maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for the applicable period (depending on the terms of the Credit Agreement such calculation is made for the prior 12 month period, the prior six month period or prior nine month period), for each quarter beginning June 30, 2014 and ending December 31, 2014, of between 4:1 and 2:1 (depending on the applicable period) and for each quarter after December 31, 2015 of between 4:1 and 2.5:1 (depending on the applicable period); maintaining consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for each applicable period (as provided in the Credit Agreement), of between $4.25 million and $13.5 million between the original date of the Credit Agreement and December 31, 2014, and between $1 million and $10 million from June 30, 2015 through the maturity date of the Credit Agreement (depending on the applicable quarter); maintaining at all times liquid cash on hand and available borrowings under other applicable credit agreements of at least $3 million through the date of the Second Amendment and of at least $750,000 after the date of the Second Amendment prior to June 30, 2015, $1.5 million at any time after June 30, 2015 and prior to December 31, 2015, $2 million at any time after December 31, 2015 and prior to June 30, 2016, and $2.5 million at any time after June 30, 2016 and prior to December 31, 2016, and $3 million at any time after December 31, 2016; and requiring Vertex OH to maintain not less than $500,000 in cash at all times. The Credit Agreement also provides that the Company is not authorized to make any “earn-out” payment under the Heartland Purchase Agreement, if an event of default exists under the Credit Agreement or if such payment would create an event of default under the Credit Agreement. Additionally, pursuant to the Second Amendment, we are required to raise at least $9.1 million by June 30, 2015, through the sale of equity, and pay such funds to the Lender as a mandatory pre-payment of the amounts due under the Credit Agreement (the “Required Payment”). The Credit Agreement also includes customary events of default for facilities of a similar nature and size as the Credit Agreement.

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

The proceeds from the Credit Agreement were used to pay the amounts due at the Initial Closing of the Omega purchase (described above), pay certain Omega capital leases and other obligations of Omega, and to pay expenses associated with the Initial Closing of the Omega acquisition. The Credit Agreement had a balance of $39,100,000 as of March 31, 2015.

As additional consideration for the Lender agreeing to the terms of the Second Amendment, we granted Goldman, Sachs & Co., an affiliate of the Lender (such initial holder and its assigns, if any, the “Holder”) a warrant to purchase 1,766,874 shares of our common stock which was evidenced by a Common Stock Purchase Warrant (the “Lender Warrant”). The Lender Warrant expires on March 26, 2022 and has an exercise price equal to the lower of (x) $3.395828553 per share; and (y) the lowest price per share at which we issue any common stock (or sets an exercise price for the purchase of common stock) between the date of our entry into the Lender Warrant and June 30, 2015. The Lender Warrant can be exercised by the Holder at any time after September 1, 2015, including pursuant to a cashless exercise. The Lender Warrant contains standard adjustment provisions in the event of stock splits, combinations, rights offerings, combinations and similar transactions. In the event that, prior to June 30, 2015, we prepay the amount owed under the Credit Agreement in an amount greater than $9.1 million (i.e., in an amount greater than the Required Payment) then the number of shares of common stock issuable upon exercise of the Lender Warrant is reduced by the pro rata amount by which the amount prepaid exceeds $9.1 million and is less than $15.1 million; provided that if, prior to June 30, 2015, we prepay at least $6 million in addition to the Required Payment, the Lender Warrant automatically terminates and the Holder has no rights under such Lender Warrant. The Lender Warrant includes piggy-back registration rights (subject to certain exceptions) beginning after September 1, 2015. Additionally, beginning September 1, 2015, the Holder (subject to the terms of the Lender Warrant) can demand that we register the shares of common stock issuable upon exercise of the Lender Warrant in the event the Holder is unable to rely on Rule 144 of the Securities Act of 1933, as amended, for the sale of the shares of common stock underlying the Lender Warrant, which demand rights require that we file and obtain effectiveness of the applicable registration statement within 90 days after such demand (or 120 days after such demand in the event of a “full review” by the Securities and Exchange Commission), provided that if we are unable to meet the deadlines above, we are required to pay to the Holder on the first business day after the 90- or 120-day period, as applicable, and each 30th day thereafter (pro rata for any period of less than 30 days) until the registration statement is effective, an amount of damages equal to one percent (1%) of the exercise price of the Lender Warrant multiplied by the aggregate of (i) the total number of shares of common stock then issuable upon exercise of the Lender Warrant; and (ii) any previously exercised shares not sold by the Holder (the “Warrant Damages”). In the event any registration statement is declared effective and thereafter the Board of Directors determines in good faith that the use of the registration statement should be suspended, and any suspension or suspensions exist for more than 30 days in a row or 45 days in any year, Warrant Damages are payable to the Holder on each 30th day thereafter (pro rata for any period of less than 30 days), provided that no suspension shall continue for more than 90 days without the prior written consent of the Holder. The Lender Warrant also included standard indemnification rights and requirements for us to continue filing reports with the SEC in order for the Holder to use Rule 144 of the Securities Act of 1933, as amended, for the sale of the shares of common stock issuable upon exercise of the Lender Warrant.

Amended and Restated Credit Agreement with Bank of America, N.A.

On May 2, 2014, we and Vertex Operating entered into an Amended and Restated Credit Agreement with Bank of America ("BOA"), which was amended by the parties’ entry into a First Amendment to Amended and Restated Credit Agreement on December 5, 2014 (as amended to date, the “Amended BOA Credit Agreement”). The Amended BOA Credit Agreement amended and restated the prior credit agreement we entered into with BOA in August 2012. Pursuant to the Amended BOA Credit Agreement, BOA agreed to loan us up to $20 million (the “BOA Loan”), subject to the terms of the Amended BOA Credit Agreement and certain lending ratios set forth therein, provided that the amount outstanding cannot exceed an amount equal to the total of (i) 80% of the Company’s accounts in which BOA has a first-priority perfected security interest; (ii) 65% of the Company’s finished-goods inventory in which BOA holds a first-priority perfected security interest, in each case subject to the terms and conditions of the credit agreement, plus (iii) certain reserves established by BOA.

The Amended BOA Credit Agreement had a balance of $0 as of March 31, 2015, as effective on March 27, 2015, and in connection with our entry into the Second Amendment, described above, and MidCap Credit Agreement, described below, we terminated the Amended and Restated Credit Agreement with BOA.

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

The MidCap Loan had a balance of $1,437,500 on March 31, 2015.

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

The MidCap Loan Agreement contains customary representations, warranties, covenants for facilities of similar nature and size as the MidCap Loan Agreement, and requirements for the Company to indemnify MidCap for certain losses. The Credit Agreement also includes various covenants (positive and negative), binding the Company and its subsidiaries, including not permitting the availability for loans under the MidCap Loan Agreement to ever be less than 10% of the credit limit ($700,000); prohibiting us from creating liens on any collateral pledged under the MidCap Loan Agreement, subject to certain exceptions; and prohibiting us from paying any dividends on capital stock, advancing any money to any person, guarantying any debt, creating any indebtedness, and entering into any transactions with affiliates on terms more favorable than those of an arms-length third party transaction. The MidCap Loan Agreement also includes customary events of default for facilities of a similar nature and size as the MidCap Loan Agreement.

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

Compliance with Covenants and Fulfillment of Conditions:

As of September 30, 2014 and December 31, 2014, the Company was not in compliance with certain covenants contained in its credit facilities, including the financial covenants noted below with BOA and Goldman Sachs Bank USA ("Goldman Sachs"):

•The Company failed to make a prepayment of the term loan under the Goldman Sachs Credit Agreement in the amount of $6,299,567 on August 31, 2014, which was required because the Company did not maintain a less than 4:1 Ratio of Consolidated Total Debt to Consolidated Pro Forma Adjusted EBITDA for the twelve month period ending on August 31, 2014 which ratio was 4.6; and

• The Company failed to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 for the period ending September 30, 2014 (the actual fixed charge coverage ratio for the period ending September 30, 2014 was 1.00 to 1.00 and the actual fixed coverage ratio for the period ending December 31, 2014 was > 1.25 to 1.00.

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

Additionally, as each credit facility contains cross-default provisions, the default under each lender credit agreement constituted a default under the agreement with the other lender.

The credit facilities remained in default until our entry into the Second Amendment with the Lender (Goldman) which waived the prior defaults and restructured the Credit Agreement and the concurrent termination of the Amended and Restated Credit Facility with BOA.

Additionally, various events of default subsequently occurred after our entry into the Second Amendment under our Goldman Credit Agreement, relating to various deliverables which we failed to make to Goldman as required pursuant to the terms of the credit facility and the fact that our auditor provided a ‘going concern’ opinion in our December 31, 2014 audited financial statements, which defaults were waived by Goldman at the same time it approved the entry by Vertex Refining Nevada into the Bango Lease and Equipment Leases, on April 30, 2015.

Omega Secured Note

In connection with the Initial Closing of the Omega Purchase Agreement (described above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “ Material Acquisitions” - “Omega Acquisition”), Omega Refining and Bango Refining provided Vertex Refining Nevada a Secured Promissory Note (the “Omega Secured Note”) in the aggregate amount of $13,858,067, which had a balance of $13,858,067 as of December 31, 2014, representing (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the Initial Closing (which included consideration relating to the assets acquired at the Initial Closing and which were planned to be acquired at the Final Closing) exceeded the value of assets acquired at the Initial Closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the Initial Closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory which was planned to be acquired at the Final Closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) advances totaling $4.15 million to satisfy accounts payable and other working capital related obligations of Omega after the Initial Closing (the “Draw Down Loans”); and (e) an additional loan of $1 million for capital expenditures (the “Capital Expenditure Loan”).

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

The repayment of the Secured Note is guaranteed by Omega Holdings pursuant to a Guaranty Agreement and secured by a security interest granted pursuant to the terms of the Secured Note and a Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing. Additionally, we have the right to set-off any amount due upon an event of default under the Secured Note against certain of the shares pledged by Omega in connection with the Initial Closing and the earnout consideration due to Omega (provided that we have determined that no earn-out consideration will be due to Omega), subject to the terms of the Asset Purchase Agreement.

As described above under “Recent Events” - “Churchill County, Nevada Lease”, it is anticipated that Vertex Refining Nevada will acquire certain personal property leased from Omega Refining and Bango Refining under the Personal Property Lease at the termination of the Personal Property Lease pursuant to Article 9 of the Uniform Commercial Code, with such acquisition occurring through an offset of a portion of the amount due Vertex Refining Nevada under the Omega Secured Note.

Omega Secured Note had an outstanding balance of $13,858,067 as of March 31, 2015.

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

Need for additional funding

Our re-refining business will require significant capital to design and construct any new facilities. The facility infrastructure would be an additional capitalized expenditure to these proposed process costs and would depend on the location and site specifics of the facility.

Management believes that our Credit Agreement and the MidCap Loan Agreement, in addition to projected earnings, will provide sufficient liquidity to fund our operations for the foreseeable future, although we may seek additional financing to fund acquisitions or other developments in the future. Additionally, we are required to raise funds in the future prior to June 30, 2015, in order to make the Required Payment (as described above) to the Lender, which we may raise through the sale of common stock, preferred stock, debt, or convertible debt, which may include the grant of warrants. We may also seek to obtain sufficient funding to completely refinance the Goldman and/or MidCap debt subsequent to the date of this filing which may take any or all of the forms described above.

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

There is currently only a limited market for our common stock, and as such, we anticipate that such market will be illiquid, sporadic and subject to wide fluctuations in response to several factors moving forward, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	the market for, and volatility in, the market for oil and gas;

(3)	our ability or inability to generate new revenues; and

(4)	the number of shares in our public float.

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

Cash flows for the three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three Months Ended March 31,
	2015	2014
Beginning cash and cash equivalents	$6,017,076	$2,678,628
Net cash provided by (used in):
Operating activities	(2,515,758)	3,412,397
Investing activities	(308,159)	(780,616)
Financing activities	487,682	(293,965)
Net increase (decrease) in cash and cash equivalents	(2,336,235)	2,337,816
Ending cash and cash equivalents	$3,680,841	$5,016,444

Net cash used in operating activities was $3,093,198 for the three months ended March 31, 2015 as compared to $3,412,397 of net cash provided by operating activities during the corresponding period in 2014.  Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Credit Agreement, notes payable, and MidCap Loan Agreement. The primary reasons for the decrease in cash provided by operating activities for the three month period ended March 31, 2015 are related to the net loss of $16,966,455 (compared to net income of $881,146 in the prior period), an increase in accounts receivable of $418,097, and an increase in prepaid expenses of $364,309. These cash outflows were partially offset by favorable adjustments for depreciation and amortization expenses of $1,556,982, a decrease in inventory of $1,095,357 costs in excess of billings of $779,285, $2,447,730 of deferred revenue, $2,650,000 of allowance for doubtful accounts, and an increase in accounts payable of $661,617 and deferred federal income tax of $5,306,000 for the three month period ended March 31, 2015.

Investing activities used cash of $308,159 for the three months ended March 31, 2015 as compared to having used $780,616 of cash during the corresponding period in 2014.  Investing activities for the three months ended March 31, 2015 were primarily comprised of $312,659 invested in fixed assets, offset by $4,500 of proceeds from the sale of assets.

Financing activities provided cash of $487,682 for the three months ended March 31, 2015 as compared to having used $293,965 of cash during the corresponding period in 2014.  Financing activities for the three months ended March 31, 2015 are comprised of proceeds from the MidCap Loan Agreement of $1,437,500 which were partially offset by payments made on notes payable of $449,818 and notes receivable of $500,000.

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

Business Combinations

We accounted for the acquisition in accordance with FASB topic 805. The acquisition was accounted for under the purchase method of accounting. The transaction resulted in a bargain purchase and was recognized in the net income as an acquisition date gain.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risks primarily through borrowings under various bank facilities.  Interest on these facilities is based upon variable interest rates using LIBOR or Prime as the base rate.

We are exposed to market risks related to the volatility of crude oil and refined oil products. Our financial results can be significantly affected by changes in these prices which are driven by global economic and market conditions. We attempt to mitigate much of the risk associated with the volatility of relevant commodity prices by using our knowledge of the market to obtain feedstock at attractive costs, by efficiently managing the logistics associated with our products, by turning our inventory over quickly, and by selling our products into markets where we believe we can achieve the greatest value. We believe that the current downward trend in natural gas prices coupled with increasing crude oil prices provides an attractive margin opportunity for our TCEP finished product.

Item 4. Controls and Procedures

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As of March 31, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting as of December 31, 2014 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2014), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

In light of the material weaknesses described above, we have performed additional analysis and other post-quarter procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that the financial statements fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

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

Vertex Refining LA, LLC, the wholly-owned subsidiary of Vertex Operating, our wholly-owned subsidiary, was named as a defendant in a lawsuit filed in the Twenty-Fourth Judicial District For the Parish of Jefferson Louisiana on January 6, 2015. Pursuant to the lawsuit, Stacy Davis, Becky Vallee and James A. Block (the “Plaintiffs”) made certain allegations against Vertex Refining LA, LLC, Omega Refining and the manager of the Marrero, Louisiana facility (the “Defendants”). The claims are structured as class actions relating to certain operations performed at our newly acquired re-refinery located in Marrero, Louisiana, including the alleged emission of noxious and harmful substances. The Plaintiffs allege they are part of a valid class due to the fact that they live and work near the facility. The lawsuit relates to alleged actions and inactions related to the facility between 2012 to present and includes allegations relating to violations of various Louisiana statutes, allegations relating to the misrepresentation of information to the Louisiana Department of Environmental Quality, allegations relating to violations of hourly permitted emission limits, and alleged failure to report an un-permitted point-source. The suit seeks damages for physical and emotional injuries, pain and suffering, medical expenses and deprivation of the use and enjoyment of Plaintiffs’ homes. The Plaintiffs further allege that there are estimated to be over 1,000 class members to the suit, provided that the proposed class is yet to be certified. We intend to vigorously defend ourselves against the allegations made in the complaint, provided that at this stage of the litigation, the Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential outcome of the litigation.

On or around April 29, 2015, we, Vertex Refining Nevada, Bango Oil (our landlord under the Bango Lease described above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Events” - “Churchill County, Nevada Lease”), Bango Refining, Omega Holdings, and various other parties, were sued by Republic Bank, Inc. (“Republic”), in the Tenth Judicial District Court in and for Churchill County, Nevada (Case No. 15-10DC0502). Pursuant to the lawsuit, Republic, made various claims against the named defendants including, (i) alleging a default on certain lease obligations which Republic and Bango Refining were party to, relating to leased equipment used at the Bango Plant; (ii) alleging the liability of certain guarantors of the equipment lease including Omega Holdings in connection with the amounts alleged due under the equipment lease; (iii) requesting confirmation of Republic’s security interest in the equipment; (iv) alleging a breach of contract in connection with the lease agreement (including the allegation that we breached various contracts with Republic in connection with the Omega acquisition and our failure to complete the final closing thereunder); and (v) alleging unjust enrichment against us in connection with the use of the lease equipment subject to the lease agreement. Pursuant to the lawsuit, Republic is asking for damages of approximately $2.9 million, plus interest and fees, a declaratory judgment against Bango Oil confirming that Republic’s security interest in the equipment is perfected and senior to the security interest of Bango Oil, and joint and several liability against all defendants (including us) for the damages alleged due (including in connection with the breach of contract and unjust enrichment claims). We have not yet responded to the claims made by Republic however, we intend to vigorously defend ourselves against the allegations made in the complaint, provided that at this stage of the litigation, the Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential outcome of the litigation.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014, filed with the Commission on April 15, 2015, except as provided below and investors should review the risks provided below and in the Form 10-K/A, prior to making an investment in the Company.

We are currently owed a significant amount of money from Omega, which amount is in default, and we may be unable to collect on the full amount of such note.

Omega Secured Note had an outstanding balance of $13,858,067 as of March 31, 2015. The Omega Secured Note represents (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the initial closing of the Omega acquisition (which included consideration relating to the assets acquired at the initial closing and which were planned to be acquired at the final closing) exceeded the value of assets acquired at the initial closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the initial closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory which was planned to be acquired at the final closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) advances totaling $4.15 million to satisfy accounts payable and other working capital related obligations of Omega after the initial closing (the “Draw Down Loans”); and (e) an additional loan of $1 million for capital expenditures (the “Capital Expenditure Loan”).

The Purchase Price Loan and the Draw Down Loans accrued interest at the short-term federal rate as published by the Internal Revenue Service from time to time (approximately 0.33% per annum as of the Initial Closing) prior to October 30, 2014, and thereafter at 9.5% per annum, payable monthly in arrears and have a maturity date of March 31, 2015. The First Inventory Loan and the Draw Down Loans accrue interest at the rate of 9.5% per annum beginning on May 31, 2014, and were due and payable on March 31, 2015. None of the amount due under the Omega Secured Note was paid when due on March 31, 2015, and such amounts are currently in default. Upon an event of default under any of the loans, the loans accrue interest at 18% per annum until paid in full, and such note is currently accruing 18% per annum.

Based on our management's assessment, the Company recognized an allowance for doubtful accounts of $4,346,452 related to amounts owed to the Company by Omega under the Omega Secured Note (see Note 7 to the consolidated financial statements included above).

The repayment of the Secured Note is guaranteed by Omega pursuant to a Guaranty Agreement and secured by a security interest granted pursuant to the terms of the Secured Note and a Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing. Additionally, we have the right to set-off any amount due upon an event of default under the Omega Secured Note against certain of the shares pledged by Omega in connection with the initial closing and the earn-out consideration due to Omega (provided that we have determined that no earn-out consideration will be due to Omega), subject to the terms of the Asset Purchase Agreement.

In the event Omega does not have sufficient cash on hand to repay the Omega Secured Note, we may be forced to attempt to enforce our security interests over Omega’s assets in an attempt to satisfy such note. Such actions could take significant time and resources, and we may ultimately not be able to receive the full value of the amounts owed to us pursuant to the terms of the Omega Secured Note. In the event we do not receive the full amounts owed pursuant to the Omega Secured Note, it could have a material adverse effect on our cash flows, debt covenants and negatively impact the amount of cash we have on hand and the amount of additional funding we are required to raise moving forward. Additionally, the value of our securities may decline in value upon such event.

Our consolidated financial statements, including our liabilities are subject to changes in our derivative accounting of the Lender Warrant.

The value of the liabilities relating to Lender Warrant in our consolidated financial statements is subject to the changes in the trading value of our securities. As a result, our consolidated financial statements may fluctuate, based on factors, such as the trading value of our common stock on the NASDAQ Capital Market. Consequently, our liabilities may vary period to period, based on factors other than the Company’s revenues and expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2015, a holder of Series A Convertible Preferred Stock of the Company converted 17,476 shares of our Series A Convertible Preferred Stock into 17,476 shares of our common stock.

In March 2015, we entered into a Third Amendment to the Heartland Purchase Agreement, which, among other things, confirmed the number of additional shares of common stock we are required to issue to Heartland in connection with a true-up of the inventory acquired at closing versus the inventory required to be delivered at closing. Pursuant to the true-up, any additional amount owed by us to Heartland for inventory at closing (less amounts already paid for at closing) was to be paid in shares of our restricted common stock, based on the volume weighted average prices of our common stock on the NASDAQ Capital Market on the ten (10) trading days immediately prior to closing, which totaled $3.56. An aggregate of an additional $200,000 was owed to Heartland in connection with the inventory true-up and as such, the parties confirmed pursuant to the Third Amendment that Heartland would be due an additional 56,180 shares of restricted common stock ($200,000 divided by $3.56).

As described above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Liquidity and Capital Resources” - “Credit and Guaranty Agreement”, we issued the Holder a Common Stock Purchase Warrant to purchase up to 1,766,874 shares of our common stock (the “Lender Warrant”). The Lender Warrant has an exercise price equal to the lower of (x) $3.395828553 per share and (y) the lowest price per share at which the Company issues any common stock (or sets an exercise price for the purchase of common stock in another security) between the date of our entry into the Lender Warrant and June 30, 2015, and expires on March 26, 2022. In the event that, prior to June 30, 2015, we prepay the amount owed under the Credit Agreement in an amount greater than $9.1 million (i.e., in an amount greater than the Required Payment defined above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Liquidity and Capital Resources” - “Credit and Guaranty Agreement”) then the number of shares of common stock issuable upon exercise of the Lender Warrant is automatically reduced by the pro rata amount that the amount prepaid exceeds $9.1 million and is less than $15.1 million, provided that if we prepay the Credit Agreement in an amount equal to at least $6 million in addition to the Required Payment (i.e., we prepay at least $15.1 million of the amount owed under the Credit Agreement) the Lender Warrant automatically terminates and the Holder has no rights under such Lender Warrant (the “Cancellation Provisions”). In the event the Lender Warrant is exercised in full, and notwithstanding the Cancellation Provisions, upon the full exercise of the Lender Warrant, the maximum amount of underlying common stock that may be issued upon such exercise is 1,766,874 shares of common stock.

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

We plan to claim an exemption from registration for the issuance described above pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended for the issuance of the true up shares to Heartland and the grant of the Lender Warrant, since the issuance and grant did not involve a public offering, the recipients were “accredited investors”, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. The securities will not be registered under the Securities Act of 1933, as amended, and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act of 1933, as amended and any applicable state securities laws.

As described above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Events” - “Churchill County, Nevada Lease”, we have the option of paying the rent due during fiscal 2016 under the Bango Lease and Equipment Leases in shares of our restricted common stock subject to the terms of such agreements as described above, and provided that the aggregate number of shares issuable is subject to the Share Cap described above. We claim an exemption from registration in connection with our entry into the Bango Lease and Equipment Leases and plan to claim an exemption from registration for the issuance of shares of common stock in connection with such Bango Lease and Equipment Leases, in the event we choose to pay rent by way of the issuance of shares of our restricted common stock, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), since the foregoing did not and will not involve a public offering, the recipients are “accredited investors”, the recipients acquired and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, and the securities were offered without any general solicitation by us or our representatives.

Item 3.  Defaults Upon Senior Securities

Various events of default occurred after our entry on March 26, 2015, into the Second Amendment under our Goldman Credit Agreement, relating to various deliverables which we failed to make to Goldman as required pursuant to the terms of the credit facility and the fact that our auditor provided a ‘going concern’ opinion in our December 31, 2014 audited financial statements, which defaults were waived by Goldman at the same time it approved the entry by Vertex Refining Nevada into the Bango Lease and Equipment Leases, on April 30, 2015.

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

VERTEX ENERGY, INC.

Date: May 18, 2015	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2015	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
1.1	Underwriting Agreement, dated November 20, 2013, by and among Vertex Energy, Inc. and Craig-Hallum Capital Group LLC		8-K	1.1	11/21/2013	001-11476
2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/2012	000-53619
2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/2012	000-53619
2.3	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC.,Vertex Refining NV., LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (March 17, 2014)		8-K	2.1	3/19/2014	001-11476
2.4	Second Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 30, 2014)		8-K	2.3	5/6/2014	001-11476
2.5(#)	Third Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (May 2, 2014)		8-K	2.4	5/6/2014	001-11476
2.6	Fourth Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Louisiana LV OR LLC, formerly known as Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (January 19, 2015)		8-K	2.1	1/21/2015	001-11476
2.7	Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy Inc. and Heartland Group Holdings, LLC (October 21, 2014)		8-K	2.1	10/28/2014	001-11476
2.8	First Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (November 26, 2014)		8-K	2.2	12/1/2014	001-11476

2.9	Second Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (December 5, 2014)	8-K	2.3	12/9/2014		001-11476
2.10	Third Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (March 4, 2015)	8-K	2.4	3/6/2015		001-11476
3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.	8-K/A	3.1	6/26/2009		000-53619
3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.	8-K	3.1	7/16/2010	—	000-53619
3.3	Amended and Restated Bylaws of Vertex Energy, Inc.	8-K	3.1	1/15/2014		001-11476
10.1	Employment Agreement with Benjamin P. Cowart effective April 16, 2009 ***	8-K/A	10.5	6/26/2009		000-53619
10.2	Employment Agreement with Matthew Lieb effective April 16, 2009 ***	8-K/A	10.7	6/26/2009		000-53619
10.3	Loan Agreement with Bank of America dated September 16, 2010	8-K	10.1	9/24/2010		000-53619
10.4	Security Agreement with Bank of America dated September 16, 2010	8-K	10.2	9/24/2010		000-53619
10.5(+)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013	8-K	10.1	11/12/2013		001-11476
10.6	Amended and Restated Employment Agreement with Chris Carlson dated March 29, 2011 and effective April 1, 2010***	10-K	10.18	12/31/2004		000-53619
10.7	First Amendment to Employment Agreement with Benjamin P. Cowart dated March 25, 2011 and effective as of December 15, 2010***	10-K	10.19	12/31/2004		000-53619
10.8	First Amendment to Employment Agreement with Matt Lieb dated February 1, 2011 and effective March 28, 2011***	10-K	10.20	12/31/2010		000-53619
10.9	Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated July 5, 2011***	10-Q	10.21	9/30/2011		000-53619
10.10	Second Addendum to The Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated June 15, 2012***	10-Q	10.11	9/30/2012		000-53619
10.11	Employment Agreement with John Strickland - July 2012**	10-Q	10.12	9/30/2012		000-53619
10.12	Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	8-K	10.1	9/12/2012		000-53619
10.13	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.2	9/12/2012		000-53619
10.14	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.3	9/12/2012		000-53619

10.15	Security Agreement with Bank of America, N.A. dated August 31, 2012	8-K	10.4	9/12/2012	000-53619
10.16	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.5	9/12/2012	000-53619
10.17	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	10-Q	10.18	9/30/2012	000-53619
10.18	Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***	10-Q	10.19	9/30/2012	000-53619
10.19	Second Addendum to Employment Agreement with Benjamin P. Cowart, dated August 31, 2012***	10-Q	10.20	9/30/2012	000-53619
10.20	First Addendum to Amended and Restated Employment Agreement with Chris Carlson, dated August 31, 2012***	10-Q	10.21	9/30/2012	000-53619
10.21	2004 Stock Option Plan - World Waste Technologies, Inc.***	10-KSB	10.3	12/31/2004	001-11476
10.22	Form of Stock Option Agreement, pursuant to 2004 Stock Option Plan***	10-KSB	10.4	12/31/2004	001-11476
10.23	2007 Stock Plan - World Waste Technologies, Inc.***	8-K	10.2	5/21/2007	001-11476
10.24	Form of Stock Option Agreement, pursuant to 2007 Stock Option Plan***	8-K	10.3	5/21/2007	001-11476
10.25	Vertex Energy, Inc., 2008 Stock Incentive Plan***	8-K/A	4.1	6/26/2009	000-53619
10.26	2008 Stock Incentive Plan - Form of Stock Option Agreement***	10-K	10.27	12/31/2012	001-11476
10.27	Vertex Energy, Inc., 2009 Stock Incentive Plan***	8-K	4.1	7/31/2009	000-53619
10.28	2009 Stock Incentive Plan - Form of Stock Option Agreement***	10-K	10.29	12/31/2012	001-11476
10.29	Waiver and Second Amendment to Credit Agreement with Bank of America, N.A. (January 2013)	10-K	10.30	12/31/2012	001-11476
10.30	Vertex Energy, Inc. 2013 Stock Incentive Plan***	S-8	4.1	7/28/2014	333-197659
10.31	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***	8-K	10.1	9/30/2013	001-11476
10.32	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***	S-8	4.3	7/28/2014	333-197659
10.33(+)	Secured Promissory Note ($13,858,066.67)-May 2, 2014-Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender	8-K	10.1	5/6/2014	001-11476
10.34	Guaranty Agreement-Omega Holdings-May 2, 2014	8-K	10.2	5/6/2014	001-11476
10.35(+)	Credit and Guaranty Agreement dated as of May 2, 2014, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as Guarantors, and Goldman Sachs USA, as Lender and as Administrative Agent, Collateral Agent, and Lead Arranger	8-K	10.3	5/6/2014	001-11476

10.36	Term Loan Note ($40,000,000)-Credit and Guaranty Agreement dated as of May 2, 2014	8-K	10.4	5/6/2014	001-11476
10.37(+)	Pledge and Security Agreement-Credit and Guaranty Agreement dated as of May 2, 2014	8-K	10.5	5/6/2014	001-11476
10.38(+)	Amended and Restated Credit Agreement, among Vertex Energy, Inc., and Vertex Energy Operating, LLC, as Borrowers and Bank of America, N.A., as Lender as of May 2, 2014	8-K	10.6	5/6/2014	001-11476
10.39	Revolving Note ($20,000,000)-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.7	5/6/2014	001-11476
10.40(+)	Pledge and Security Agreement-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.8	5/6/2014	001-11476
10.41	Amended and Restated Guaranty-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.9	5/6/2014	001-11476
10.42	Intercreditor Agreement, May 2, 2014, by and among Bank of America, N.A. and Goldman Sachs Bank USA	8-K	10.10	5/6/2014	001-11476
10.43	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with David Peel (April 2014)***	8-K	10.1	6/24/2014	001-11476
10.44	Retention and Noncompetition Agreement with David Peel (April 2014)***	8-K	10.2	6/24/2014	001-11476
10.45	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***	8-K	10.1	7/29/2014	001-11476
10.46	Form of Common Stock Purchase Agreement dated June 5, 2014 by and between Vertex Energy, Inc. and the purchasers named therein	8-K	10.1	6/6/2014	001-11476
10.47	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments	10-Q	10.22	6/30/2014	001-11476
10.48	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments	10-Q	10.23	6/30/2014	001-11476
10.49	Operation and Maintenance Agreement dated as of November 3, 2010, by and between Magellan Terminals Holdings, L.P. (f/k/a Marrero Terminal, LLC) and Omega Refining, LLC	10-Q	10.24	6/30/2014	001-11476
10.50(#)	Terminaling Services Agreement between Marrero Terminal LLC (Owner) and Omega Refining, LLC (Customer) dated as of May 1, 2008	10-Q	10.25	6/30/2014	001-11476
10.51(#)	Second Use Motor Oil Buy/Sell Contract dated August 1, 2012, by and between Thermo Fluids, Inc. and Omega Refining, LLC	10-Q	10.26	6/30/2014	001-11476

10.52	Consulting Agreement, Timothy C. Harvey (October 3, 2014)***	8-K	10.1	10/9/2014	001-11476
10.53	Consulting Agreement between Heartland Group Holdings, LLC and Vertex Energy Operating, LLC (July 28, 2014)	8-K	10.1	10/28/2014	001-11476
10.54	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Benjamin Paul Cowart 2012 Grantor Retained Trust (December 4, 2014)	8-K	4.1	12/9/2014	001-11476
10.55	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Shelley T. Cowart 2012 Grantor Retained Trust (December 4, 2014)	8-K	4.2	12/9/2014	001-11476
10.56	Form of Subscription Agreement dated December 4, 2014	8-K	10.2	12/9/2014	001-11476
10.57	First Amendment to Credit and Guaranty Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Goldman Sachs Bank USA (December 5, 2014)	8-K	10.3	12/9/2014	001-11476
10.58	First Amendment to Amended and Restated Credit Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Bank of America, N.A. (December 5, 2014)	8-K	10.4	12/9/2014	001-11476
10.59	First Amendment to Secured Promissory Note dated January 7, 2015 - Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender	8-K	10.2	1/15/2015	001-11476
10.60	Second Amendment to Credit and Guaranty Agreement dated March 26, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company's subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. ("Lender") and Goldman Sachs Bank USA. as Administrative Agent and Collateral Agent for Lender	8-K	10.1	3/31/2015	001-11476
10.61	Common Stock Purchase Warrant to purchase 1,766,874 shares of common stock dated March 26, 2015, by Vertex Energy, Inc., in favor of Goldman, Sachs & Co.	8-K	10.2	3/31/2015	001-11476
10.62(##)	Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated March 27, 2015	8-K	10.3	3/31/2015	001-11476

10.63	Revolving Note by Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P. in favor of MidCap Business Credit LLC dated March 27, 2015, in the face amount of up to $7 million [provided that notwithstanding the face amount of such Revolving Note, the Revolving Note only evidences amounts borrowed under such security from time to time]		8-K	10.4	3/31/2015	001-11476
10.64	Intercreditor Agreement dated March 26, 2015, by and between MidCap Business Credit LLC and Goldman Sachs Bank USA		8-K	10.5	3/31/2015	001-11476
10.65	Lease With Option For Membership Interest Purchase (April 30, 2015), by and between Vertex Refining NV, LLC as lessee and Bango Oil, LLC, as landowner		8-K	10.1	5/5/2015	001-11476
10.66	Acknowledgement and Confirmation Agreement (April 30, 2015), by and among Vertex Energy, Inc., Vertex Refining NV, LLC, Bango Oil, LLC, RESC, LLC, and Diatom Rail Park, LLC		8-K	10.2	5/5/2015	001-11476
10.67	Personal Property Lease (April 30, 2015), by and between Vertex Refining NV, LLC, Omega Refining, LLC and Bango Refining NV, LLC		8-K	10.3	5/5/2015	001-11476
10.68	Consent Letter (April 30, 2015) From Goldman Sachs Bank USA		8-K	10.4	5/5/2015	001-11476
16.1	Letter dated April 30, 2015 From LBB & Associates Ltd., LLP		8-K	16.1	5/1/2015	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS++	XBRL Instance Document	X
101.SCH++	XBRL Taxonomy Extension Schema Document	X
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X

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