Form 10-Q
period 2015-06-30
Vertex Energy Inc.
filed 2015-08-11
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2015

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 28,181,761 shares of common stock issued and outstanding as of August 7, 2015.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$5,717,543	$6,017,076
Accounts receivable, net	13,033,513	9,936,948
Current portion of notes receivable	1,000,000	3,150,000
Inventory	9,088,290	12,620,616
Prepaid expenses	2,803,310	1,245,307
Costs in excess of billings	—	779,285
Total current assets	31,642,656	33,749,232

Noncurrent assets

Fixed assets, at cost	61,032,202	59,919,721
Less accumulated depreciation	(5,739,802)	(3,758,373)
Net fixed assets	55,292,400	56,161,348
Notes receivable	8,308,000	8,308,000
Intangible assets, net	17,640,950	18,512,960
Goodwill	4,922,353	4,922,353
Deferred financing cost. net	1,942,880	2,191,888
Deferred federal income tax	—	9,495,000
Other assets	481,450	481,450
Total noncurrent assets	88,588,033	100,072,999
TOTAL ASSETS	$120,230,689	$133,822,231

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,143,784	$21,984,136
Capital leases	408,145	492,755
Current portion of long-term debt	4,387,831	40,136,584
Revolving note	1,815,795	—
Deferred revenue	524,923	463,210
Total current liabilities	28,280,478	63,076,685
Long-term liabilities
Long-term debt	22,555,893	1,867,574
Derivative liability	5,211,085	—
Contingent consideration	6,069,000	6,069,000
Deferred federal income tax	—	4,189,000
Total liabilities	62,116,456	75,202,259

COMMITMENTS AND CONTINGENCIES
Series B Preferred shares, $.001 par value per share:
10,000,000 shares authorized, 8,064,534 and 0 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively with liquidation preference	10,791,675	—
of $25,025,000 at June 30, 2015

EQUITY
Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value,
5,000,000 authorized and 612,943 and 630,419 issued
and outstanding at June 30, 2015 and December 31,

2014, respectively	613	630
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 28,181,761 and 28,108,105
issued and outstanding at June 30, 2015 and
December 31, 2014, respectively	28,182	28,109
Additional paid-in capital	52,709,652	46,595,472
Retained earnings (accumulated deficit)	(5,415,889)	11,995,761
Total Equity	$47,322,558	$58,619,972
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND EQUITY	$120,230,689	$133,822,231
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$49,119,711	$72,079,622	$86,804,050	$119,429,280
Cost of revenues	43,635,177	63,844,569	81,643,633	106,188,202
Gross profit	5,484,534	8,235,053	5,160,417	13,241,078

Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	5,641,250	4,363,617	11,011,278	7,079,966
Depreciation and amortization expense	1,561,314	1,068,273	3,118,296	1,800,950
Acquisition related expenses	—	1,959,418	157,678	2,559,830
Total operating expenses	7,202,564	7,391,308	14,287,252	11,440,746

Income (loss) from operations	(1,718,030)	843,745	(9,126,835)	1,800,332

Other income (expense):
Provision for doubtful accounts	—	—	(2,650,000)	—
Other income	10	7	18	377
Gain on bargain purchase	—	6,481,051	—	6,481,051
Other income (expense)	12,818	(10,866)	(57,660)	(10,866)
Gain on change in value of derivative liability	1,816,982	—	1,816,982	—
Interest expense	(556,975)	(657,235)	(2,088,155)	(733,046)
Total other income (expense)	1,272,835	5,812,957	(2,978,815)	5,737,516

Income (loss) before income tax	(445,195)	6,656,702	(12,105,650)	7,537,848

Income tax benefit (expense)	—	—	(5,306,000)	—

Net income (loss)	$(445,195)	$6,656,702	$(17,411,650)	$7,537,848

Net income (loss) attributable to non-controlling interest	$—	$344,380	$—	$325,399

Net income (loss) attributable to Vertex Energy, Inc.	$(445,195)	$7,001,082	$(17,411,650)	$7,863,247

Earnings (loss) per common share
Basic	$(0.02)	$0.31	$(0.62)	$0.36
Diluted	$(0.02)	$0.28	$(0.62)	$0.33

Shares used in computing earnings per share
Basic	28,130,575	22,826,102	28,124,492	22,025,316
Diluted	28,130,575	24,847,456	28,124,492	23,879,500

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
	Common Stock Shares	Common Stock $.001 Par	Series A Preferred Stock Shares	Series A Preferred Stock $.001 Par	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance on January 1, 2015	28,108,105	$28,109	630,419	$630	46,595,472	$11,995,761	$58,619,972
Share based compensation expense, total	—	—	—	—	176,426	—	176,426
Issuance of restricted common stock	56,180	56	—	—	199,944	—	200,000
Conversion of preferred A stock to common	17,476	17	(17,476)	(17)	—	—	—
Beneficial conversion feature on Preferred stock (APIC)	—	—	—	—	5,737,810	—	5,737,810
Net income (loss)	—	—	—	—	—	(17,411,650)	(17,411,650)
Balance on June 30, 2015	28,181,761	$28,182	612,943	$613	$52,709,652	$(5,415,889)	$47,322,558

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)
	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income (loss)	$(17,411,650)	$7,537,848
Adjustments to reconcile net income to cash provided by (used in) operating activities
Stock based compensation expense	176,426	101,378
Depreciation and amortization	3,118,296	1,800,950
Gain on acquisition	—	(6,481,051)
Loss on asset sale	63,410	—
Gain on change in fair value of derivative liability	(1,816,982)	—
Deferred federal income tax	5,306,000	—
Changes in operating assets and liabilities
Accounts receivable	(3,096,566)	(2,237,992)
Accounts receivable - other	—	950,000
Allowance for doubtful accounts	2,650,000	—
Notes receivable-related party	—	(1,027,321)
Inventory	3,532,326	(3,679,989)
Prepaid expenses	(327,343)	(2,717,571)
Costs in excess of billings	779,285	—
Accounts payable	(640,352)	9,464,956
Deferred revenue	61,713	—
Other assets	—	(79,806)
Net cash provided by (used in) operating activities	(7,605,437)	3,631,402

Cash flows from investing activities
Acquisition of Omega	—	(28,764,099)
Purchase of fixed assets	(1,196,240)	(2,635,882)
Proceeds from asset sales	4,500	—
Notes receivable	(500,000)	—
Net cash used in investing activities	(1,691,740)	(31,399,981)

Cash flows from financing activities
Line of credit payments, net	—	304,000
Proceeds from sale of stock	23,557,552	15,803,000
Payments on notes payable	(16,375,703)	(9,634,029)
Proceeds from note payable	—	40,509,906
Proceeds from revolving note	1,815,795	—
Debt issue cost	—	(2,452,157)
Proceeds from exercise of common stock options and warrants	—	211,062
Net cash provided by (used in) financing activities	8,997,644	44,741,782

Net change in cash and cash equivalents	(299,533)	16,973,203

Cash and cash equivalents at beginning of the period	6,017,076	2,678,628

Cash and cash equivalents at end of period	$5,717,543	$19,651,831

SUPPLEMENTAL INFORMATION
Cash paid for interest	$2,071,299	$733,046
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$17	$644
Note payable for acquisition of E-Source interest	$—	$854,050
Additional paid in capital for acquisition of E-Source interest	$—	$231,260
Shares issued as payment	$200,000	$—
Beneficial conversion feature for Series B Preferred stock	$5,725,819	$—
Fair value of warrants issued with series B Preferred stock	$7,028,067	$—

 See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the “Company,” "Vertex" or “Vertex Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual consolidated financial statements as filed with the SEC on Form 10-K/A on April 15, 2015 (the “Form 10-K”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period presentation. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

In April, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This ASU is effective for the Company beginning in the first quarter of 2016, with early adoption permitted. The Company does not expect that the ASU will have a material impact on the consolidated financial statements.

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

Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any significant off balance sheet credit exposure related to its customers. The allowance was $316,715 and $316,715 at June 30, 2015 and December 31, 2014, respectively.

Inventory

Inventories of products consist of feedstocks and refined petroleum products and are reported at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable. The Company recognized an inventory impairment loss of $0 and $467,911 at June 30, 2015 and December 31, 2014, respectively.

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

Derivative liabilities

The Company, in accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for net, outside of shareholders' equity and warrants are accounted for as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction.
The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, a Dynamic Black Scholes model is utilized that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.
Preferred Stock Classification

A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity.
A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur.
The Series B preferred stock requires the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred stock if the redemption would not be subject to then existing restrictions under the Company's senior credit agreement that prohibits redemption. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.

NOTE 3. LIQUIDITY

During the six month period ending June 30, 2015, an event of default occurred under our financing agreements (as described in Note 8). We were able to obtain a waiver of the defaults under the credit agreements and to negotiate mutually agreed upon amendments to the credit agreements to bring the Company into compliance with such credit agreements. In June 2015, we raised an additional $25 million in cash from the issuance of Series B Preferred Stock, as further described in Note 11. We used the net proceeds to repay amounts owed under the credit agreements in the amount of $15.1 million, and plan to use the remaining proceeds for general corporate and working capital purposes. Based upon the revised terms of the credit agreements, the current net working capital, and our cash flow projections for the next twelve months, we believe that the Company will have sufficient liquidity to meet the Company's obligations for the foreseeable future.
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

Subsequent to June 30, 2015, the Company acquired a collection route in the state of Louisiana. The President, Chief Executive Officer and owner of which is Dan Cowart, the brother of our Chief Executive Officer and largest stockholder, Benjamin P. Cowart, as described in Note 14, Subsequent Events.

NOTE 5. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At June 30, 2015 and 2014 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	24%	—%	—%	—%
Customer 2	15%	17%	16%	3%
Customer 3	8%	25%	11%	9%
Customer 4	7%	18%	7%	9%
Customer 5	—%	—%	36%	19%
Customer 6	—%	—%	14%	25%

At June 30, 2015 and 2014 and for each of the six months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	—%	—%	—%
Customer 2	54%	46%	—%	22%	78%	—%
Customer 3	—%	100%	—%	—%	100%	—%
Customer 4	—%	100%	—%	—%	100%	—%
Customer 5	—%	—%	—%	100%	—%	—%
Customer 6	—%	—%	—%	100%	—%	—%

The Company purchases goods and services from one company that represented 18% of total purchases for the six months ended June 30, 2015 and one company that represented 10% of total purchases for the six months ended June 30, 2014.

The Company has had various debt facilities available for use, of which there was $29,167,664 and $42,496,913 outstanding as of June 30, 2015 and December 31, 2014, respectively. See Note 8 for further details.

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

For tax reporting purposes, we have NOLs of approximately $48.1 million as of June 30, 2015 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a cumulative pre-tax loss of $14.7 million over a three year period ended June 30, 2015. As a result, we determined that a full valuation allowance for our deferred tax assets at June 30, 2015 of $5.3 million was appropriate.

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at:

	June 30, 2015	December 31, 2014
Accounts receivable	$13,350,228	$10,253,663
Allowance for doubtful accounts	(316,715)	(316,715)
Accounts receivable, net	$13,033,513	$9,936,948

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

NOTE 7. NOTES RECEIVABLE

Current portion of notes receivable, net, consists of the following at:

	June 30, 2015	December 31, 2014
Notes receivable - current	$5,346,452	$4,846,452
Allowance	(4,346,452)	(1,696,452)
Notes receivable - current, net	$1,000,000	$3,150,000

The current portion of notes receivable represents amounts due from Omega Holdings, LLC. Of the total notes receivable balance, $1,696,452 represents invoiced amounts that do not bear interest as of June 30, 2015. Based on management's assessment, the Company recognized an allowance of $1,696,452 related to the receivable. The write off was necessary because the Company's receivable was unsecured and the amount that the Company may ultimately recover, if any, is not presently determinable.

As of June 30, 2015, $3,650,000 of the current notes receivable balance represents short-term loans that carry an interest rate of 9.5% per annum. No accrued interest is included in the balance. Based on management's assessment, the Company recognized an allowance of $2,650,000 during three months ended March 31, 2015. The note is collateralized by insurance proceeds expected to be collected in 2015 and the allowance was a result of revised insurance proceed expectations.

The long-term notes receivable represents amounts due from Omega Holdings, LLC. The $8,308,000 due to Vertex is based on the purchase price allocated to the Nevada facility, which has not yet closed. The note is collateralized by assets at the Nevada facility and carries an interest rate of 9.5% per annum. It is anticipated the balance of the note will be satisfied in connection with a foreclosure of the property and equipment pledged as collateral to secure the note. No accrued interest is included in the account balance. The aggregate receivable balance has been classified as noncurrent because they are not expected to be collected within one year from the balance sheet date. The note is currently in default as of June 30, 2015.

NOTE 8. LINE OF CREDIT AND LONG-TERM DEBT

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and to provide the Company with an additional $10,000,000 in the form of a revolving line of credit.

In May 2014, the Company entered into an amended and restated credit agreement with Bank of America. The amended credit agreement amended and restated the prior credit agreement entered into with Bank of America in September 2012. Pursuant to the agreement, Bank of America agreed to loan the Company up to $20,000,000 in the form of a revolving line of credit, subject to certain terms and lending ratios, to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate then in effect between 1.25% and 2% per annum or the Bank of America LIBOR rate plus between 2.35% and 3% (both ranges dependent upon the Company's leverage ratio from time to time). Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on May 2, 2017. The balance on the revolving line of credit was $0 at June 30, 2015.

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

On May 2, 2014, the Company entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA. Pursuant to the agreement, Goldman Sachs Bank USA loaned the Company $40,000,000 in the form of a term loan. As set forth in the Credit Agreement, the Company has the option to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the Adjusted LIBOR Rate. Interest on the Credit Agreement is payable monthly in arrears. Amortizing principal payments are due on the Credit Agreement Loan in the amount of $300,000 per fiscal quarter for June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, and $800,000 per fiscal quarter thereafter until maturity on May 2, 2019. The balance on the term loan was $24,000,000 at June 30, 2015.

The Goldman Sachs Bank USA financing arrangement is secured by all of the assets of the Company, but was subordinate to the aforementioned Bank of America credit agreement.

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

•
Requiring that we raise at least $9.1 million by June 30, 2015 through the sale of equity, and that we are required to pay such funds directly to the Lender as a mandatory pre-payment of the amounts outstanding under the Credit Agreement (the “Required Payment”), which required payment was paid in June 2015, as described below.

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

As additional consideration for the Lender agreeing to the terms of the Second Amendment, we granted Goldman, Sachs & Co., an affiliate of the Lender (such initial holder and its assigns, if any, the “Holder”) a warrant to purchase 1,766,874 shares of our common stock which was evidenced by a Common Stock Purchase Warrant (the “Lender Warrant”). The Lender Warrant was to

expire on March 26, 2022 and originally had an exercise price equal to the lower of (x) $3.39583 per share; and (y) the lowest price per share at which we issue any common stock (or sets an exercise price for the purchase of common stock) between the date of our entry into the Lender Warrant and June 30, 2015. The Lender Warrant was exercisable by the Holder at any time after September 1, 2015, including pursuant to a cashless exercise. The Lender Warrant provided that in the event that, prior to June 30, 2015, we prepaid the amount owed under the Credit Agreement in an amount greater than $9.1 million (i.e., in an amount greater than the Required Payment) then the number of shares of common stock issuable upon exercise of the Lender Warrant is reduced by the pro rata amount by which the amount prepaid exceeds $9.1 million and is less than $15.1 million, provided that if prior to June 30, 2015 we prepaid at least $6 million in addition to the Required Payment the Lender Warrant automatically terminated.

On June 18, 2015, the Company entered into the Third Amendment to Credit and Guaranty Agreement (the “Third Amendment”), which amended the Credit Agreement (defined above). The amendments to the Credit Agreement effected by the Third Amendment include, but are not limited to:

•	Extending the time period pursuant to which we are required to make certain post-closing deliverables pursuant to the terms of the Credit Agreement.

•
Providing that we are not required to meet certain debt and leverage covenants for certain periods extending until March 31, 2016 (previously we were required to meet such covenants beginning with the quarter ended December 31, 2015).

•
Extending the date we are required to begin making required prepayments under the terms of the Credit Agreement, in an amount equal to 100% of the extent total consolidated debt exceeds (x) total consolidated EBITDA (as calculated pursuant to the agreement) multiplied by (y) the maximum debt leverage ratios described in the Credit Agreement, until March 31, 2016 (previously no payments were required to be made through December 31, 2015).

•
Reducing certain required consolidated EBITDA targets pursuant to the terms of the Credit Agreement to be more favorable to the Company, including reducing such targets to $250,000, $1.5 million, $4.25 million, $7.25 million and $9.5 million for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016 (and each quarter thereafter), respectively, compared to $3 million, $5.5 million, $8 million, $9 million and $10 million, respectively.

•
Extending the date we are required to begin meeting various leverage ratios and consolidated EBITDA targets as set forth in the Credit Agreement from December 31, 2015 and June 30, 2015, to March 31, 2016 and September 30, 2015, respectively.

As additional consideration for the Lender agreeing to the terms of the Third Amendment, we agreed to modify, pursuant to a First Amendment to Warrant, the terms of the Lender Warrant. Pursuant to the First Amendment to Warrant, we agreed to reduce the exercise price of the Lender Warrant to $2.778 per share (the 30 day volume weighted average price of our common stock as of the date of our entry into the Third Amendment) from $3.395828553 per share, and that in the event we issue any preferred stock, that the lowest exercise price associated with any warrants or similar convertible securities issued in connection with such preferred stock offering shall become the exercise price of the Lender Warrant; provided that, if the Company does not issue preferred stock on or prior to June 30, 2015, then the exercise price of the Lender Warrant would be reduced to the lowest closing price per share of our common stock on any date between March 26, 2015 and June 30, 2015.

Effective June 29, 2015, we repaid $15.1 million of the amount owed to the Lender under the Credit, and as a result, the Lender Warrant and rights thereunder were canceled and terminated.

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments of $2,703,989 were made at closing and the balance was $408,145 at June 30, 2015.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $898,224 at June 30, 2015.

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
We also entered into a Revolving Note (the “MidCap Note”) to evidence amounts borrowed from MidCap from time to time under the MidCap Loan Agreement. Interest on the MidCap Note accrues at a fluctuating rate equal to the aggregate of: (x) the prime rate then in effect, and (y) 1.75% per annum, or at such other rate mutually agreed on from time to time by the parties, based upon the greater of (i) any balance owing under the MidCap Note at the close of each day; or (ii) a minimum assumed average daily loan balance of $3 million. Interest is payable in arrears, on the first day of each month that amounts are outstanding under the MidCap Note. The balance on the revolving note was $1,815,795 at June 30, 2015.
On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan Agreement provides a term note in the amount of $2,201,372 that matures on January 7, 2020. Borrowings bear a fixed interest rate of 5.5% per annum and interest will be calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $45,147 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The balance on the term note was $2,045,500 at June 30, 2015.

The Company's outstanding debt facilities as of June 30, 2015 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2015
MidCap Business Credit, LLC	Revolving Note	March, 2015	March, 2017	$7,000,000	$1,815,795
Goldman Sachs USA	Term Loan	May, 2014	May, 2019	40,000,000	24,000,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	520,219	408,145
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,201,372	2,045,500
Various institutions	Insurance premiums financed	Various	< 1 year	1,789,481	898,224
				$51,511,072	$29,167,664

Future contractual maturities of notes payable are summarized as follows:

Creditor	2015	2016	2017	2018	2019	Thereafter
MidCap Business Credit, LLC	$1,815,795	$—	$—	$—	$—	$—
Goldman Sachs USA	1,600,000	3,200,000	3,200,000	3,200,000	12,800,000	—
Pacific Western Bank	88,044	186,947	133,154	—	—	—
Texas Citizens Bank	71,394	442,600	468,225	495,013	523,333	44,935
Various institutions	898,224	—	—	—	—	—
Totals	$4,473,457	$3,829,547	$3,801,379	$3,695,013	$13,323,333	$44,935

NOTE 9. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the six months ended June 30, 2015 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. The calculation of diluted earnings per share for the six months ended June 30, 2015 does not include options to purchase 2,037,388 shares, warrants to purchase 215,201, Series B Preferred stock for 8,064,534 shares and warrants to purchase 4,032,267 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic Earnings per Share
Numerator:
Net income available to common shareholders	$(445,195)	$7,001,082	$(17,411,650)	$7,863,247
Denominator:
Weighted-average shares outstanding	28,130,575	22,826,102	28,124,492	22,025,316
Basic earnings per share	$(0.02)	$0.31	$(0.62)	$0.36

Diluted Earnings per Share
Numerator:
Net income available to common shareholders	$(445,195)	$7,001,082	$(17,411,650)	$7,863,247
Denominator:
Weighted-average shares outstanding	28,130,575	22,826,102	28,124,492	22,025,316
Effect of dilutive securities
Stock options and warrants	—	1,417,570	—	1,178,626
Preferred stock	—	603,784	—	675,558
Diluted weighted-average shares outstanding	28,130,575	24,847,456	28,124,492	23,879,500
Diluted earnings per share	$(0.02)	$0.28	$(0.62)	$0.33
NOTE 10. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2015, there were 28,181,761 common shares issued and outstanding.

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

During the six months ended June 30, 2015, a total of 17,476 shares of the Company's Series A Preferred Stock were converted into 17,476 shares of our common stock on a one-for-one basis.
On April 5, 2014, the Company issued 56,180 shares of the Company's restricted common stock in connection with the inventory true up stipulated in the Heartland purchase agreement (as described in greater detail in the Quarterly Report on form 10-Q which we filed with the Securities and Exchange Commission on May 19, 2015).
During the three months ended March 31, 2015, the Company recognized contingently issuable warrants to purchase 1,766,874 shares of our common stock in connection with the amendments to the Credit Agreement with Goldman Sachs Bank USA (see Note 8). Management has determined that the warrants will more likely than not be canceled due to certain repayment provisions on or before June 30, 2015. Due to the down round feature of the warrant, the Company used the Black-Scholes model to value these warrants and have concluded that these are level 3 inputs. Management determined a discount factor on the grant date and on the balance sheet date based on available projections of cash to be used to make the mandatory repayments which resulted in a fair value derivative liability for the warrants of $577,440 at March 31, 2015. Effective June 29, 2015, we repaid $15.1 million of the amount owed to the lender and as a result, the lender warrants and rights were canceled and terminated.

Effective on June 24, 2015, the Compensation Committee of the Board of Directors (the “Committee”) granted Chris Carlson, our Chief Financial Officer, options to purchase 75,000 shares of our common stock with an exercise price of $3.15 per share, with a ten year term, vesting at the rate of 1/4th of such options per year on the first four anniversaries of the grant, under our 2013 Stock Incentive Plan.

NOTE 11.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. As of June 30, 2015, there were 612,943 shares of Series A Preferred Stock issued and outstanding and 8,064,534 shares of Series B Preferred Stock issued and outstanding.
Series B Preferred Stock

Dividends on our Series B Preferred Stock accrue at an annual rate of 6% of the original issue price of the preferred stock, subject to increase under certain circumstances, and are payable on a quarterly basis. The dividends may be paid in cash or in shares of registered common stock, or some combination thereof, at the Company's discretion. If paid in registered common stock, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination.

In determining the earnings per share on common stock, the earnings will be reduced for the preferred stock dividends and the accretion of the discounts on the Series B Preferred Stock related to the issuance costs, warrant value and the beneficial conversion feature.

The Series B Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B Preferred Stock ($3.10 per share or $25.0 million in aggregate).

The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in kind in Series B Preferred Stock shares at $3.10 per share.

The Series B Preferred Stock include a liquidation preference (in the amount of $3.10 per share) which is junior to the Company’s previously outstanding shares of preferred stock, senior credit facilities and other debt holders as provided in further detail in the designation of the Series B Preferred Stock (the "Designation").

The Series B Preferred Stock (including accrued and unpaid dividends) is convertible into shares of the Company’s common stock at the holder’s option at any time after closing at $3.10 per share (initially a one-for-one basis). If the Company’s common stock trades at or above $6.20 per share for a period of 20 consecutive trading days at any time following the earlier of (a) the effective date of a resale registration statement which we are required to file to register the resale of the shares of common stock underlying the Series B Preferred Stock and Warrants pursuant to the Purchase Agreement (described below), (which was declared effective on August 6, 2015) or (b) December 24, 2015, the Company may at such time force conversion of the Series B Preferred Stock (including accrued and unpaid dividends) into common stock of the Company.

Voting Rights

The Series B Preferred Stock votes together with the common stock on an as-converted basis, provided that each holder’s voting rights are subject to and limited by the Beneficial Ownership Limitation described below.

The Company has the option to redeem the outstanding shares of Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends on such Series B Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends, on June 24, 2020.

Notwithstanding either of the foregoing, the Series B Preferred Stock may not be redeemed unless and until amounts outstanding under the Company’s senior credit facility have been paid in full.

The Series B Preferred Stock contains a provision prohibiting the conversion of such Series B Preferred Stock into common stock of the Company, if upon such conversion, the holder thereof would beneficially own more than 9.999% of the Company’s then outstanding common stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation does not apply to forced conversions undertaken by the Company pursuant to the terms of the Designation (summarized above). In addition to the Beneficial Ownership Limitation, certain of the Investors also entered into agreements with us to limit their ability to effect conversions of Series B Preferred Stock (and exercise of Warrants (defined below)), to prohibit them contractually from converting (or exercising) such applicable security if upon such conversion (or exercise) they would beneficially own more than 4.999% of our outstanding common stock.

Unit Offering

On June 24, 2015, we closed the transactions contemplated by the June 19, 2015 Unit Purchase Agreement (the “Purchase Agreement”) we entered into with certain institutional investors (the “Investors”), pursuant to which the Company sold the Investors an aggregate of 8,064,534 units (the “Units”), each consisting of (i) one share of Series B Preferred Stock and (ii) one warrant to purchase one-half of a share of common stock of the Company (each a “Warrant” and collectively, the “Warrants”). The Units were sold at a price of $3.10 per Unit (the “Unit Price”) (a 6.1% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the Purchase Agreement was entered into which was $2.91 per share (the “Closing Bid Price”)). The Warrants have an exercise price of $2.92 per share ($0.01 above the Closing Bid Price). Total gross proceeds from the offering of the Units (the “Offering”) was $25.0 million.

The Placement Agent received a commission equal to 6.5% of the gross proceeds (less $4.0 million raised from certain investors in the Offering for which they will receive no fee) from the Offering, for an aggregate commission of $1.365 million which was netted against the proceeds.

The number of shares of common stock issuable upon the complete conversion of the Series B Preferred Stock (not including any dividends which, pursuant to the terms of the Series B Preferred Stock may be paid in shares of common stock of the Company) and complete exercise of the Warrants sold in the Offering (i.e., Warrants to purchase an aggregate of 4,032,267 shares of common stock), would total 12,096,801 shares or 43.0% of our issued and outstanding shares of common stock immediately prior to our entry into the Purchase Agreement.

We used the net proceeds from the Offering to repay amounts owed under the Credit Agreement in the amount of $15.1 million.

In addition, under the Purchase Agreement, the Company has agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants under the Securities Act of 1933, as amended, for resale by the Investors. The Company has committed to file a registration statement on Form S-1 by the 30th day following the closing of the Offering (which filing date was met) and to cause the registration statement to become effective by the 90th day following the closing (or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing), which registration statement was declared effective by the Securities and Exchange Commission on August 6, 2015. The Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the failure by the Company to cause the registration statement to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the Units affected by the event that are still held by the Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per annum.

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

The Company agreed pursuant to the Purchase Agreement, that until 60 days following effectiveness of the registration statement filed, to register the shares of common stock underlying the Series B Preferred Stock and Warrants (the “Lock-Up Period”), to not offer or sell any common stock or securities convertible or exercisable into common stock, except pursuant to certain exceptions described in the Purchase Agreement, and each of the Company’s officers and directors agreed to not sell or offer for sale any shares of common stock until the end of the Lock-Up Period, subject to certain exceptions.

The warrants were valued using the dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the warrant shares at approximately $7,021,000. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 70%-100%, risk free interest rate of 1.59%, and expected term of 5.5 years. This valuation resulted in a beneficial conversion feature on the convertible preferred stock of approximately $5,737,810 This amount will be accreted over the term as a deemed dividend. Fees in the amount of $1.4 million relating to the stock placement were netted against proceeds. The warrants are exercisable beginning on December 26, 2015, and expire December 24, 2020.
The following table represents the carrying amount of the Series B Preferred Stock at inception and as of June 30, 2015:

At Inception	Amount
Face amount of Series B Preferred	$25,000,000
Less: warrant value	7,028,067
Less: beneficial conversion feature	5,737,810
Less: issuance costs and fees	1,442,448
Carrying amount at inception	$10,791,675

At June 30, 2015	Amount
Face amount of Series B Preferred	$25,000,000
Less: un-accreted discount	14,208,325
Carrying amount at June 30, 2015	$10,791,675

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares are accounted for net outside of stockholders’ equity at $10,791,675 with the warrants accounted for as liabilities at their fair value of $5,211,085 as of June 30, 2015. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.
The changes in liabilities measured using significant unobservable inputs for the year ended June 30, 2015 were as follows:
Level Three Roll-forward:

Level Three Roll-Forward
Item	Level 3
Balance at December 31, 2014	$—
Warrants issued June 24, 2015	7,028,067
Change in valuation of warrants	(1,816,982)
Balance at June 30, 2015	$5,211,085

The warrants related to the Series B Preferred Stock were revalued at June 30, 2015 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $5,211,085.

The dynamic Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 70%-100%, risk free interest rate of 1.10%, and expected term of 4.9 years.
The Certificate of Designation contains customary anti-dilution protection for proportional adjustments (e.g. stock splits).
The beneficial conversion feature (BCF) relates to potential difference between the effective conversion price (measured based on proceeds allocated to the Series B Preferred Stock) and the fair value of the stock into which Preferred B Shares are currently convertible (common stock).
If a conversion option embedded in a debt host instrument does not require separate accounting as a derivative instrument under ASC 815, the convertible hybrid instrument must be evaluated under ASC 470-20 for the identification of a possible (BCF).

The BCF will be initially recognized as an offsetting reduction to Series B Preferred B Stock (debit), with the credit being recognized in equity (additional paid-in capital).
The resulting debt issuance costs, debt discount, value allocated to warrants, and BCF should be accreted to the Series B Preferred Stock to ensure that the Series B Preferred Stock balance is equal to its face value as of the redemption or conversion date, if conversion is expected earlier.
The BCF was determined by calculating the intrinsic value of the conversion feature as follows:

Face amount of Series B Preferred Stock	$25,000,000
Less: allocated value of Warrants	7,028,067
Allocated value of Series B Preferred Stock	$17,971,933
Shares of Common stock to be converted	8,064,534
Effective conversion price	$2.23
Market price	$2.94
Intrinsic value per share	$0.7115
Intrinsic value of beneficial conversion feature	$5,737,810

NOTE 12.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three and six months ended June 30, 2015 and 2014 is as follows:

SIX MONTHS ENDED JUNE 30, 2015
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$59,252,510	$19,714,009	$7,837,531	$86,804,050

Income (loss) from operations	$(10,487,316)	$840,249	$520,232	$(9,126,835)

SIX MONTHS ENDED JUNE 30, 2014
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$72,449,922	$38,345,278	$8,634,080	$119,429,280

Income (loss) from operations	$1,137,078	$1,538,784	$(875,530)	$1,800,332

THREE MONTHS ENDED JUNE 30, 2015
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$34,338,534	$11,447,889	$3,333,288	$49,119,711

Income (loss) from operations	$(2,511,824)	$703,384	$90,410	$(1,718,030)

THREE MONTHS ENDED JUNE 30, 2014
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$48,878,522	$18,517,819	$4,683,281	$72,079,622

Income (loss) from operations	$1,116,688	$768,209	$(1,041,152)	$843,745

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
As part of the consideration paid for certain assets acquired from Warren Ohio Holdings Co., LLC. f/k/a Heartland Group Holdings, LLC (“Heartland”) in December 2014, the Company has agreed to pay the seller additional earn-out consideration of up to a maximum of $8,276,792, based on total EBITDA related to the operations acquired from Heartland during the twelve month period beginning on the first day of the first full calendar month commencing on or after the first anniversary of the closing (“Contingent Payments”). Any Contingent Payment due is payable 50% in cash and 50% in shares of the Company’s common stock. We are required to furnish Heartland, at such time as the financial results for each applicable earn-out period are finalized and released, but no later than one hundred twenty days following the earn-out period, a written statement of the Contingent Payment due, if any. In the event a Contingent Payment is due, it is required to be satisfied within five business days, after the final determination of the amount of the Contingent Payment. Additionally, the amount of any Contingent Payment is reduced by two-thirds of the cumulative total of required capital expenditures incurred at Heartland’s refining facility in Columbus, Ohio, which are paid or funded by Vertex OH after the closing, not to exceed $866,667, which capital expenditures are estimated to total $1.3 million in aggregate. The Company recorded contingent consideration of $6,069,000, which represents the fair value of the earn-out payment calculated at close. As of June 30, 2015, the contingent consideration was evaluated by management and it was determined that no adjustment was necessary.

NOTE 14. SUBSEQUENT EVENTS

On July 7, 2015, the Board of Directors granted our non-executive directors options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $2.08 per share (60,000 options per non-executive director), with a ten year term, vesting at the rate of 1/4th of such options per year on the first four anniversaries of the grant, under our 2013 Stock Incentive Plan in consideration for services rendered and to be rendered to the Company.

Employment Agreements

Effective on June 24, 2015, the Compensation Committee of the Board of Directors (the “Committee”) of the Company approved an increase in the yearly base salary of (a) Benjamin P. Cowart, our Chief Executive Officer and President to $425,000 (compared to $267,500 prior to such increase); and (b) Chris Carlson, our Chief Financial Officer and Secretary to $240,000 (compared to $195,000 prior to such increase)(collectively, the “Increases in Salary”).  The Committee also set the total yearly target bonuses of Mr. Cowart and Mr. Carlson at $385,000 and $240,000, respectively.  Notwithstanding the Increases in Salary, the Committee determined that such increases would not go into effect for at least 90 days because of our lack of liquidity, after which time the Committee will re-examine our liquidity position and determine whether such Increases in Salary will become effective (the “90 Day Compensation Re-Examination”).

Effective on August 7, 2015, we entered into new employment agreements with Mr. Cowart and Mr. Carlson described in greater detail below:

Benjamin P. Cowart, Chief Executive Officer and President

On August 7, 2015, we entered into an Executive Employment Agreement with Benjamin P. Cowart, our Chief Executive Officer and President (Mr. Cowart’s prior employment agreement had expired on April 16, 2014; provided that the parties had agreed to continue operating under the terms of the prior agreement until a new agreement was entered into). The agreement, which provides for Mr. Cowart to serve as our Chief Executive Officer, has a term extending through December 31, 2018, provided that the agreement automatically extends for additional one year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

Pursuant to the terms of the agreement, Mr. Cowart’s annual compensation package includes (1) a base salary of $425,000 per year ($267,500 per year subject to the terms of the 90 Day Compensation Re-Examination described above), subject to annual increases as determined in the sole discretion of the Compensation Committee, and (2) a bonus payment to be determined in the sole discretion of the Compensation Committee in an annual targeted amount of not less than $385,000, subject to the compliance by Mr. Cowart with performance goals that may be established by the Compensation Committee from time to time, provided no goals have been established to date, and that in the absence of performance goals, the amount of such bonus would be wholly determined in the discretion of the Compensation Committee. Mr. Cowart is also paid an automobile allowance of $750 per month during the term of the agreement and is eligible to participate in our stock option plan and other benefit plans.

The agreement prohibits Mr. Cowart from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement in any state and any other geographic area in which we or our subsidiaries provide Restricted Services or Restricted Products, directly or indirectly, during the twelve months preceding the date of the termination of the agreement. “Restricted Services” means the collection, trading, purchasing, processing, storing, aggregation, transportation, manufacture, distribution, recycling, storage, refinement, re-refinement and sale of Restricted Products, dismantling, demolition, decommission and marine salvage services and any other services that we or our subsidiaries have provided or are researching, developing, performing and/or providing at any time during the two years immediately preceding the date of termination, or which Mr. Cowart has obtained any trade secret or other confidential information about at any time during the two years immediately preceding the date of termination of the agreement. “Restricted Products” means used motor oil, petroleum by-products, vacuum gas oil, aggregated feedstock and re-refined oil products, gasoline blendstock, pygas and fuel oil cutterstock, oil filters, engine coolant and/or other hydrocarbons and any other product, that we or our subsidiaries have provided or are researching, developing, manufacturing, distributing, refining, re-refining, aggregating, purchasing, selling and/or providing at any time during the two years immediately preceding the date the agreement is terminated, or which Mr. Cowart obtained any trade secret or other confidential information in connection with at any time during the two years immediately preceding the date of termination of the agreement.

We may terminate Mr. Cowart’s employment (a) for “cause” (which is defined to include, a material breach of the agreement by Mr. Cowart, any act of misappropriation of funds or embezzlement by Mr. Cowart, Mr. Cowart committing any act of fraud, or Mr. Cowart being indicted of, or pleading guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law); (b) in the event Mr. Cowart suffers a physical or mental disability which renders him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement also automatically terminates upon the death of Mr. Cowart.

Mr. Cowart may terminate his employment (a) for “good reason” (i.e., (a) if his position or duties are modified to such an extent that his duties are no longer consistent with the position of CEO of the Company, (b) there has been a material breach by us of a material term of the agreement or Mr. Cowart reasonably believes that we are violating any law which would have a material adverse effect on our operations and such violation continues uncured thirty days after such breach and after notice thereof has been provided to us by Mr. Cowart, or (c) Mr. Cowart’s compensation is reduced without his consent, or we fail to pay to Mr. Cowart any compensation due to him upon five days written notice from Mr. Cowart informing us of such failure); provided, however, prior to any such termination by Mr. Cowart for “good reason”, Mr. Cowart must first advise us in writing (within 15 days of the occurrence of such event) and provide us 15 days to cure (5 days in connection with the reduction of Mr. Cowart’s salary or the failure to pay amounts owed to him)); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

In the event that Mr. Cowart’s employment is terminated for any reason (not including, however, a termination by us for “cause” or a termination as a result of Mr. Cowart’s death or disability) during the twelve month period following a Change of Control (a “Change of Control Termination”) or in anticipation of a Change of Control, we are required to pay Mr. Cowart, within 60 days following the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of his current base salary and the amount of the last bonus payable to Mr. Cowart (the “Change of Control Payment”), which amount is due within 60 days of the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control. If Mr. Cowart’s employment terminates due to a Change of Control Termination within six (6) months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control” for all purposes. In addition, in the event of a Change of Control, all of Mr. Cowart’s equity-based compensation immediately vests to Mr. Cowart and any outstanding stock options held by Mr. Cowart can be exercised by Mr. Cowart until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances, provided that if Mr. Cowart’s employment ends in anticipation of a Change of Control and such equity-based compensation awards or stock options have previously expired pursuant to their terms, the Company is required to pay Mr. Cowart a lump sum payment, payable on the same date as the Change of Control Payment, equal to the black scholes value of the expired and unexercised equity compensation awards and stock options held by Mr. Cowart on the date of termination, based on the value of such awards had they been exercisable through the end of their stated term and had not previously expired. “Change of Control” for the purposes of the agreement means: (a) any person obtaining beneficial ownership representing more than 50% of the total voting power represented by our then outstanding voting securities without the approval of not fewer than two-thirds of our Board of Directors; (b) a merger or consolidation of us whether or not approved by our Board of Directors, other than a merger or consolidation that would result in our voting securities immediately prior thereto continuing to represent at least 50% of the total voting power outstanding immediately after such merger or consolidation, (c) our shareholders approving a plan of complete liquidation or an agreement for the sale or disposition by us of all or substantially all of our assets, or (d) as a result of the election of members to our Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors on August 7, 2015, except in the event that such slate of directors is proposed by a committee of the Board of Directors; provided that if the definition of “Change of Control” in our Stock Incentive Plans or Equity Compensation Plans is more favorable than the definition above, then such definition shall be controlling.

If Mr. Cowart’s employment is terminated pursuant to his death, disability, the end of the initial term (or any renewal term), without “good reason” by Mr. Cowart, or by us for “cause”, Mr. Cowart is entitled to all salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which Mr. Cowart was participating as of the termination date. Additionally, any unvested stock options or equity compensation held by Mr. Cowart immediately terminate and are forfeited (unless otherwise provided in the applicable award) and any previously vested stock options (or if applicable equity compensation) are subject to the terms and conditions set forth in the applicable Stock Incentive Plan or Equity Compensation Plan, or award agreement, as such may describe the rights and obligations upon termination of employment of Mr. Cowart.

If Mr. Cowart’s employment is terminated by Mr. Cowart for “good reason”, or by us without “cause”, (a) Mr. Cowart is entitled to continue to receive the salary due pursuant to the terms of the agreement at the rate in effect upon the termination date for twelve (12) months following the termination date, payable in accordance with our normal payroll practices and policies; (b) Mr. Cowart is entitled to the pro rata amount of any cash bonus which would be payable to Mr. Cowart had he remained employed for an additional twelve months following the termination date; and (c) provided Mr. Cowart elects to receive continued health insurance coverage through COBRA, we are required to pay Mr. Cowart’s monthly COBRA contributions for health insurance coverage, as may be amended from time to time (less an amount equal to the premium contribution paid by active Company employees, if any) for twelve months following the termination date; provided, however, that if at any time Mr. Cowart is covered by a substantially similar level of health insurance through subsequent employment or otherwise such obligation ceases. Additionally, unvested benefits (whether equity or cash benefits and bonuses) will vest immediately upon such termination and any outstanding stock options previously granted to Mr. Cowart will vest immediately upon such termination and will be exercisable until the earlier of (A) one year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances.

The agreement contains standard assignment of inventions, indemnification and confidentiality provisions. Further, Mr. Cowart is subject to non-solicitation covenants during the term of the agreement.

Although Mr. Cowart will be prohibited from competing with us while he is employed with us, he will only be prohibited from competing for twelve months after his employment with us ends pursuant to the agreement, provided that Mr. Cowart is also prohibited from competing against us in connection with certain of our operations until August 17, 2017, pursuant to a prior Non-Competition and Non-Solicitation Agreement entered into with Mr. Cowart.

Chris Carlson, Chief Financial Officer and Secretary

On August 7, 2015, we entered into an Executive Employment Agreement with Chris Carlson, our Chief Financial Officer and Secretary (Mr. Carlson’s prior employment agreement had expired on April 1, 2015; provided that the parties had agreed to continue operating under the terms of the prior agreement until a new agreement was entered into). The agreement, which provides for Mr. Carlson to serve as our Chief Financial Officer, has a term extending through December 31, 2018, provided that the agreement automatically extends for additional one year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

Pursuant to the terms of the agreement, Mr. Carlson’s annual compensation package includes (1) a base salary of $240,000 per year ($195,000 per year subject to the terms of the 90 Day Compensation Re-Examination described above), subject to annual increases as determined in the sole discretion of the Compensation Committee, and (2) a bonus payment to be determined in the sole discretion of the Compensation Committee in an annual targeted amount of not less than $240,000, subject to the compliance by Mr. Carlson with performance goals that may be established by the Compensation Committee from time to time, provided no goals have been established to date, and that in the absence of performance goals, the amount of such bonus would be wholly determined in the discretion of the Compensation Committee. Mr. Carlson is also paid an automobile allowance of $750 per month during the term of the agreement and is eligible to participate in our stock option plan and other benefit plans.

The agreement prohibits Mr. Carlson from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement in any state and any other geographic area in which we or our subsidiaries provide Restricted Services or Restricted Products, directly or indirectly, during the twelve months preceding the date of the termination of the agreement. “Restricted Services” means the collection, trading, purchasing, processing, storing, aggregation, transportation, manufacture, distribution, recycling, storage, refinement, re-refinement and sale of Restricted Products, dismantling, demolition, decommission and marine salvage services and any other services that we or our subsidiaries have provided or are researching, developing, performing and/or providing at any time during the two years immediately preceding the date of termination, or which Mr. Carlson has obtained any trade secret or other confidential information about at any time during the two years immediately preceding the date of termination of the agreement. “Restricted Products” means used motor oil, petroleum by-products, vacuum gas oil, aggregated feedstock and re-refined oil products, gasoline blendstock, pygas and fuel oil cutterstock, oil filters, engine coolant and/or other hydrocarbons and any other product, that we or our subsidiaries have provided or are researching, developing, manufacturing, distributing, refining, re-refining, aggregating, purchasing, selling and/or providing at any time during the two years immediately preceding the date the agreement is terminated, or which Mr. Carlson obtained any trade secret or other confidential information in connection with at any time during the two years immediately preceding the date of termination of the agreement.

We may terminate Mr. Carlson’s employment (a) for “cause” (which is defined to include, a material breach of the agreement by Mr. Carlson, any act of misappropriation of funds or embezzlement by Mr. Carlson, Mr. Carlson committing any act of fraud, or Mr. Carlson being indicted of, or pleading guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law); (b) in the event Mr. Carlson suffers a physical or mental disability which renders him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement also automatically terminates upon the death of Mr. Carlson.

Mr. Carlson may terminate his employment (a) for “good reason” (i.e., (a) if his position or duties are modified to such an extent that his duties are no longer consistent with the position of CFO of the Company, (b) there has been a material breach by us of a material term of the agreement or Mr. Carlson reasonably believes that we are violating any law which would have a material adverse effect on our operations and such violation continues uncured thirty days after such breach and after notice thereof has been provided to us by Mr. Carlson, or (c) Mr. Carlson’s compensation is reduced without his consent, or we fail to pay to Mr. Carlson any compensation due to him upon five days written notice from Mr. Carlson informing us of such failure); provided, however, prior to any such termination by Mr. Carlson for “good reason”, Mr. Carlson must first advise us in writing (within 15 days of the occurrence of such event) and provide us 15 days to cure (5 days in connection with the reduction of Mr. Carlson’s salary or the failure to pay amounts owed to him)); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

In the event that Mr. Carlson’s employment is terminated for any reason (not including, however, a termination by us for “cause” or a termination as a result of Mr. Carlson’s death or disability) during the twelve month period following a Change of Control (a “Change of Control Termination”) or in anticipation of a Change of Control, we are required to pay Mr. Carlson, within 60 days following the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of his current base salary and the amount of the last bonus payable to Mr. Carlson (the “Change of Control Payment”), which amount is due within 60 days of the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control. If Mr. Carlson’s employment terminates due to a Change of Control Termination within six (6) months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control” for all purposes. In addition, in the event of a Change of Control, all of Mr. Carlson’s equity-based compensation immediately vests to Mr. Carlson and any outstanding stock options held by Mr. Carlson can be exercised by Mr. Carlson until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances, provided that if Mr. Carlson’s employment ends in anticipation of a Change of Control and such equity-based compensation awards or stock options have previously expired pursuant to their terms, the Company is required to pay Mr. Carlson a lump sum payment, payable on the same date as the Change of Control Payment, equal to the black scholes value of the expired and unexercised equity compensation awards and stock options held by Mr. Carlson on the date of termination, based on the value of such awards had they been exercisable through the end of their stated term and had not previously expired. “Change of Control” for the purposes of the agreement means: (a) any person obtaining beneficial ownership representing more than 50% of the total voting power represented by our then outstanding voting securities without the approval of not fewer than two-thirds of our Board of Directors; (b) a merger or consolidation of us whether or not approved by our Board of Directors, other than a merger or consolidation that would result in our voting securities immediately prior thereto continuing to represent at least 50% of the total voting power outstanding immediately after such merger or consolidation, (c) our shareholders approving a plan of complete liquidation or an agreement for the sale or disposition by us of all or substantially all of our assets, or (d) as a result of the election of members to our Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors on August 7, 2015, except in the event that such slate of directors is proposed by a committee of the Board of Directors; provided that if the definition of “Change of Control” in our Stock Incentive Plans or Equity Compensation Plans is more favorable than the definition above, then such definition shall be controlling.

If Mr. Carlson’s employment is terminated pursuant to his death, disability, the end of the initial term (or any renewal term), without “good reason” by Mr. Carlson, or by us for “cause”, Mr. Carlson is entitled to all salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which Mr. Carlson was participating as of the termination date. Additionally, any unvested stock options or equity compensation held by Mr. Carlson immediately terminate and are forfeited (unless otherwise provided in the applicable award) and any previously vested stock options (or if applicable equity compensation) are subject to the terms and conditions set forth in the applicable Stock Incentive Plan or Equity Compensation Plan, or award agreement, as such may describe the rights and obligations upon termination of employment of Mr. Carlson.

If Mr. Carlson’s employment is terminated by Mr. Carlson for “good reason”, or by us without “cause”, (a) Mr. Carlson is entitled to continue to receive the salary due pursuant to the terms of the agreement at the rate in effect upon the termination date for twelve (12) months following the termination date, payable in accordance with our normal payroll practices and policies; (b) Mr. Carlson is entitled to the pro rata amount of any cash bonus which would be payable to Mr. Carlson had he remained employed for an additional twelve months following the termination date; and (c) provided Mr. Carlson elects to receive continued health insurance coverage through COBRA, we are required to pay Mr. Carlson’s monthly COBRA contributions for health insurance coverage, as may be amended from time to time (less an amount equal to the premium contribution paid by active Company employees, if any) for twelve months following the termination date; provided, however, that if at any time Mr. Carlson is covered by a substantially similar level of health insurance through subsequent employment or otherwise, such obligation ceases. Additionally, unvested benefits (whether equity or cash benefits and bonuses) will vest immediately upon such termination and any outstanding stock options previously granted to Mr. Carlson will vest immediately upon such termination and will be exercisable until the earlier of (A) one year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances.

The agreement contains standard assignment of inventions, indemnification and confidentiality provisions. Further, Mr. Carlson is subject to non-solicitation covenants during the term of the agreement.

Although Mr. Carlson will be prohibited from competing with us while he is employed with us, he will only be prohibited from competing for twelve months after his employment with us ends pursuant to the agreement, provided that Mr. Carlson is also prohibited from competing against us in connection with certain of our operations until August 17, 2017, pursuant to a prior Non-Competition and Non-Solicitation Agreement entered into with Mr. Carlson.

Aaron Oil Acquisition

Effective August 6, 2015, H&H Oil acquired a collection route consisting of collecting, shipping and selling used oil, oil filters, antifreeze and other related services in the state of Louisiana, but excluding industrial customers, maritime customers, off shore customers, dockside locations, industrial services, used absorbent services, wastewater generating customers and collectors/transporters of crankcase used oil, petroleum fuel reclamation customers and crude oil producers/processing/recovery/reclamation customers of Aaron Oil Company, Inc. (“Aaron Oil”). Included in the purchase were certain trucks and other assets owned by Aaron Oil and certain contract rights. The President, Chief Executive Officer and owner of Aaron Oil is Dan Cowart, the brother of our Chief Executive Officer and largest stockholder, Benjamin P. Cowart. The acquisition price paid at closing was approximately $1 million, which included a reimbursement for certain prepaid contract rights. Aaron Oil also agreed to provide account servicing services to us for a period of sixty days following the closing at an agreed upon price per gallon of oil serviced. Aaron Oil also agreed to a non-compete provision prohibiting Aaron Oil from competing against the Company in the Louisiana market for a period of two years from the closing.

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

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	our ability to protect our intellectual property and not infringe on others’ intellectual property;

•	our ability to scale our business;

•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;

•	our ability to obtain and retain customers;

•	our ability to produce our products at competitive rates;

•	material weaknesses in our internal controls over financial reporting;

•	our ability to execute our business strategy in a very competitive environment;

•	trends in, and the market for, the price of oil and gas and alternative energy sources;

•	our ability to maintain our relationship with KMTEX, Ltd.;

•	the impact of competitive services and products;

•	our ability to integrate acquisitions;

•	our ability to complete future acquisitions;

•	our ability to maintain insurance;

•	potential future litigation, judgments and settlements;

•	rules and regulations making our operations more costly or restrictive;

•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;

•	economic downturns both in the United States and globally;

•	risk of increased regulation of our operations and products;

•	negative publicity and public opposition to our operations;

•	disruptions in the infrastructure that we and our partners rely on;

•	an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms;

•	our ability to effectively integrate acquired assets, companies, employees or businesses;

•	liabilities associated with acquired companies, assets or businesses;

•	interruptions at our facilities;

•	required earn-out payments and other contingent payments we are required to make;

•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;

•	our ability to acquire and construct new facilities;

•	certain events of default which have occurred under our debt facilities and previously been waived;

•	prohibitions on borrowing and other covenants of our debt facilities;

•	our ability to effectively manage our growth;

•	repayment of and covenants in our debt facilities;

•	the lack of capital available on acceptable terms to finance our continued growth; and

•	other risk factors included under “Risk Factors” below and in our Annual Report on Form 10-K and prior Form 10-Qs.

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

Effective January 1, 2014, the Company purchased an additional 19% ownership interest in E-Source. In consideration for the additional interest, the Company paid $854,050 of which $200,000 was paid on April 11, 2014 and the remainder was paid monthly in $72,672 installments through December 31, 2014. The balance of $145,344 was paid on January 23, 2015. On September 4, 2014, the Company acquired the remaining 30% interest in E-Source, of which it had previously acquired 70%. In consideration for the 30% interest, the Company issued 207,743 shares of common stock, valued at approximately $1,790,745. As a result of the acquisitions, the Company owned 100% of E-Source as of September 4, 2014 and continued to own 100% of E-Source through the date of this report.

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

The amount due at the Final Closing, in consideration for the acquisition of Bango Refining, was agreed to be the assumption of certain loans made pursuant to the Omega Secured Note (described below), the issuance of 1,500,000 shares of our common stock of which 650,000 shares (with an agreed value of $3.2301 per share or approximately $2.1 million) were to be held in escrow (the “Pledged Shares”) and used to satisfy indemnification claims and secure the repayment of the Omega Secured Note (defined below), and which amount was subject to adjustment in the event minimum inventory levels were not delivered at the Final Closing, and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Bango Refining. A portion of the Pledged Shares are to be released from escrow, subject to outstanding claims, on September 15, 2015, and the remainder were to be released on the 18 month anniversary of the Final Closing. Subject to certain negotiated exceptions for excluded liabilities, taxes and other fundamental items, the sellers’ indemnification obligations are capped at $5 million. Vertex's obligation to consummate the Final Closing was subject to among other things, compliance with certain provisions of the credit agreements described herein and that the Bango plant operated by Bango Refining be fully restored and operational, as well as the plant meeting certain used motor oil processing run rates and that there are no adverse claims or legal proceedings related to an accident that occurred at the Bango plant in December 2013.

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

In connection with the Closing, we acquired substantially all of the assets of Heartland related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products for the distribution, supply and sale to end-customers, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio (provided that the acquisition of the Norwalk, Ohio location is subject to the terms and conditions of the Second Amendment), and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”) and assumed certain liabilities of Heartland associated with certain assumed and acquired agreements (collectively, the “Acquired Business”). The main assets excluded from the purchased assets pursuant to the Heartland Purchase Agreement were Heartland’s cash and cash equivalents, receivables, certain prepaid expenses, refunds and related claims, rights to certain tax refunds, and certain assets used in the operations of Heartland which are used more than incidentally by Heartland’s majority equity owner (Warren Distribution, Inc. (“Warren”)) in connection with the operation of its other businesses and certain real property.

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

Additionally, we were required to file a registration statement within 135 days of the closing registering all of the shares of the Company's common stock issued to Heartland as of such filing date and use commercially reasonable efforts to obtain effectiveness of the registration statement within 30 days of the filing date if the SEC did not review the registration statement or within 105 days of the filing date if the SEC did review the registration statement filing, provided that we were unable to meet such effectiveness deadlines. Notwithstanding our failure to meet the required effectiveness deadlines, we have filed a registration statement to register the shares issued to Heartland to date, and to date Heartland has not asserted any damages against us for our failure to meet such registration deadlines. Pursuant to the Purchase Agreement, Heartland agreed to not sell more than 50,000 shares of the Company's common stock issued to it each week, if otherwise permitted pursuant to applicable law and regulation.

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

The Bango Plant was previously leased by Bango Refining, a subsidiary of Omega Holdings; however, the lease was terminated by Bango Oil and we were able to enter into the Bango Lease directly with Bango Oil instead of having to acquire the rights to the Bango Plant pursuant to the prior terms of the Omega Purchase Agreement (described above), pursuant to which we were originally required to deliver 1.5 million shares to Omega and to forgive amounts due under the Omega Secured Note. Bango Refining ceased operating the Bango Plant on April 30, 2015. As a result of its lease with Bango Oil, Vertex Refining Nevada has the right as of May 1, 2015 to operate the Bango Plant and is in the process of obtaining required operating permits.

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

Unit Offering

On June 24, 2015, we closed the transactions contemplated by the June 19, 2015 Unit Purchase Agreement (the “Purchase Agreement”) we entered into with certain institutional investors (the “Investors”), pursuant to which the Company sold the Investors an aggregate of 8,064,534 units (the “Units”), each consisting of (i) one share of Series B Preferred Stock (described below) and (ii) one warrant to purchase one-half of a share of common stock of the Company (each a “Warrant” and collectively, the “Warrants”). The Units were sold at a price of $3.10 per Unit (the “Unit Price”) (a 6.1% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the Purchase Agreement was entered into which was $2.91 per share (the “Closing Bid Price”)). The Warrants have an exercise price of $2.92 per share ($0.01 above the Closing Bid Price). Total gross proceeds from the offering of the Units (the “Offering”) were $25.0 million.

Craig-Hallum Capital Group LLC (the “Placement Agent”) acted as exclusive placement agent in connection with the Offering. The Placement Agent received a commission equal to 6.5% of the gross proceeds (less $4.0 million raised from certain investors in the Offering for which they will receive no fee) from the Offering, for an aggregate commission of $1.365 million.

The number of shares of common stock issuable upon the complete conversion of the Series B Preferred Stock (not including any dividends which, pursuant to the terms of the Series B Preferred Stock may be paid in shares of common stock of the Company) and complete exercise of the Warrants sold in the Offering (i.e., Warrants to purchase an aggregate of 4,032,267 shares of common stock), would total 12,096,801 shares or 43.0% of our issued and outstanding shares of common stock immediately prior to our entry into the Purchase Agreement.

We used the net proceeds from the Offering to repay amounts owed under our senior credit facility with Goldman in the amount of $15.1 million and plan to use the remaining proceeds for general corporate and working capital purposes. Pursuant to the terms of the Common Stock Purchase Warrant dated March 26, 2015 (as amended and modified to date the “Lender Warrant”) which we previously granted to Goldman, Sachs & Co., an affiliate of Goldman (the “Holder”), which provided the Holder the right to purchase up to 1,766,874 shares of our common stock (as described in greater detail in the Current Reports on Form 8-K which we filed with the Securities and Exchange Commission on March 31, 2015 and June 19, 2015), such Lender Warrant and rights thereunder were cancelled and terminated in connection with our payment of the $15.1 million to Goldman as described above.

In addition, under the Purchase Agreement, the Company has agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants under the Securities Act of 1933, as amended, for resale by the Investors. The Company has committed to file a registration statement on Form S-1 by the 30th day following the closing of the Offering and to cause the registration statement to become effective by the 90th day following the closing (or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing), which registration statement was declared effective by the Securities and Exchange Commission on August 6, 2015. The Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the failure by the Company to cause the registration statement to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the Units affected by the event that are still held by the Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per annum.

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

The Company agreed pursuant to the Purchase Agreement, that until 60 days following effectiveness of the registration statement filed to register the shares of common stock underlying the Series B Preferred Stock and Warrants (the “Lock-Up Period”), to not offer or sell any common stock or securities convertible or exercisable into common stock, except pursuant to certain exceptions described in the Purchase Agreement, and each of the Company’s officers and directors agreed to not sell or offer for sale any shares of common stock until the end of the Lock-Up Period, subject to certain exceptions.

Series B Preferred Stock

On June 23, 2015, we filed with the Secretary of State of Nevada, an Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock (the “Designation” and the “Series B Preferred Stock”), which Designation filing became effective on the same date.

The Series B Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B Preferred Stock ($3.10 per share or $25.0 million in aggregate).

The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in kind in Series B Preferred Stock shares at $3.10 per share.

The Series B Preferred Stock includes a liquidation preference (in the amount of $3.10 per share) which is junior to the Company’s previously outstanding shares of preferred stock, senior credit facilities and other debt holders as provided in further detail in the Designation.

The Series B Preferred Stock (including accrued and unpaid dividends) is convertible into shares of the Company’s common stock at the holder’s option at any time after closing at $3.10 per share (initially a one-for-one basis). If the Company’s common stock trades at or above $6.20 per share for a period of 20 consecutive trading days at any time following the earlier of (a) the effective date of a resale registration statement which we are required to file to register the resale of the shares of common stock underlying the Series B Preferred Stock and Warrants pursuant to the Purchase Agreement (described above), or (b) December 24, 2015, the Company may at such time force conversion of the Series B Preferred Stock (including accrued and unpaid dividends) into common stock of the Company.

The Series B Preferred Stock votes together with the common stock on an as-converted basis, provided that each holder’s voting rights are subject to and limited by the Beneficial Ownership Limitation described below.

The Company has the option to redeem the outstanding shares of Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends on such Series B Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends, on June 24, 2020. Notwithstanding either of the foregoing, the Series B Preferred Stock may not be redeemed unless and until amounts outstanding under the Company’s senior credit facility have been paid in full.

The Series B Preferred Stock contains a provision prohibiting the conversion of such Series B Preferred Stock into common stock of the Company, if upon such conversion, the holder thereof would beneficially own more than 9.999% of the Company’s then outstanding common stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation does not apply to forced conversions undertaken by the Company pursuant to the terms of the Designation (summarized above). In addition to the Beneficial Ownership Limitation, certain of the Investors also entered into agreements with us to limit their ability to effect conversions of Series B Preferred Stock (and exercise of Warrants (defined below)), to prohibit them contractually from converting (or exercising) such applicable security if upon such conversion (or exercise) they would beneficially own more than 4.999% of our outstanding common stock.

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

We recently acquired a 100% interest in E-Source (as described above), a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. We also recently acquired Omega's Marrero, Louisiana re-refinery and Myrtle Grove complex in Belle Chasse, Louisiana and ownership of Golden State, as described above. The Marrero, Louisiana facility re-refines used motor oil and also produces vacuum gas oil. Golden State operates a strategic blending and storage facility located in Bakersfield, California. We also recently closed a lease in Churchill County, Nevada which has a used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada, the Bango Plant produces base lubricating oils.

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

We currently provide our services in 13 states, primarily in the Gulf Coast and Central Midwest regions of the United States. For the rolling twelve month period ending June 30, 2015, we aggregated approximately 132 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 82 million gallons of used motor oil with our proprietary TCEP process, VGO and base oil processes.

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

 Depreciation and Amortization Expenses

Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with the Holdings, E Source, Omega and Heartland acquisitions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Set forth below are our results of operations for the three months ended June 30, 2015 as compared to the same period in 2014.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenues	$49,119,711	$72,079,622	$(22,959,911)	(32)%
Cost of Revenues	43,635,177	63,844,569	(20,209,392)	(32)%
Gross Profit	5,484,534	8,235,053	(2,750,519)	(33)%
Selling, general and administrative expenses	5,641,250	4,363,617	1,277,633	29%
Depreciation and amortization	1,561,314	1,068,273	493,041	46%
Acquisition related expenses	—	1,959,418	(1,959,418)	(100)%
Income (loss) from operations	(1,718,030)	843,745	(2,561,775)	(304)%
Provision for doubtful accounts	—	—	—	—%
Other Income (loss)	10	7	3	43%
Gain on change in value of derivative liability	1,816,982	—	1,816,982	100%
Bargain purchase gain related to Omega acquisition	—	6,481,051	(6,481,051)	(100)%
Other expense	12,818	(10,866)	23,684	100%
Interest Expense	(556,975)	(657,235)	100,260	15%
Total other income (expense)	1,272,835	5,812,957	(4,540,122)	(78)%
Income (loss) before income taxes	(445,195)	6,656,702	(7,101,897)	(107)%
Income tax (expense) benefit	—	—	—	—%
Net income (loss)	$(445,195)	$6,656,702	$(7,101,897)	(107)%

Each of our segments’ gross profit (loss) during the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
Black Oil Segment	2015	2014	$ Change	% Change
Total revenue	$34,338,534	$48,878,522	$(14,539,988)	(30)%
Total cost of revenue	30,912,204	42,973,852	(12,061,648)	(28)%
Gross profit (loss)	3,426,330	5,904,670	(2,478,340)	(42)%
Selling general and administrative expense	5,938,154	4,787,982	1,150,172	24%
Income (loss) from operations	$(2,511,824)	$1,116,688	$(3,628,512)	(325)%

Refining Segment
Total revenue	$11,447,889	$18,517,819	$(7,069,930)	(38)%
Total cost of revenue	9,956,771	16,626,592	(6,669,821)	(40)%
Gross profit	1,491,118	1,891,227	(400,109)	(21)%
Selling general and administrative expense	787,734	1,123,018	(335,284)	(30)%
Income from operations	$703,384	$768,209	$(64,825)	(8)%

Recovery Segment
Total revenue	$3,333,288	$4,683,281	$(1,349,993)	(29)%
Total cost of revenue	2,766,202	4,244,125	(1,477,923)	(35)%
Gross profit	567,086	439,156	127,930	29%
Selling general and administrative expense	476,676	1,480,308	(1,003,632)	(68)%
Income (loss) from operations	$90,410	$(1,041,152)	$1,131,562	109%

The following schedule separates revenues and gross profit contributed by our recently acquired business entities and operations, Omega Refining, E-Source and Heartland, during the three month period ending June 30, 2015. The isolated figures are presented in dollars and as a percentage of total consolidated revenue.

	Three Months Ended June 30, 2015
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total Revenue	$49,119,711	$16,743,462	34%
Gross Profit	5,484,534	341,979	6%

	Consolidated Results	E-Source	% Contributed by E-Source
Total Revenue	$49,119,711	$1,077,162	2%
Gross Profit	5,484,534	328,730	6%

	Consolidated Results	Heartland	% Contributed by Heartland
Total Revenue	$49,119,711	$6,336,149	13%
Gross Profit	5,484,534	1,305,045	24%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 32% for the three months ended June 30, 2015 compared to the same period in 2014, due primarily to lower commodity prices during the three months ended June 30, 2015 compared to the same period in 2014. Total volume increased 19% largely as a result of the additions of the Marrero, Louisiana facility in May 2014, which produces a VGO finished product as well as the Heartland facility in Columbus, Ohio in December 2014, which produces a base oil finished product. Gross profit decreased by 33% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Prices of our finished products continue to be impacted across the industry by the lower commodity prices. Additionally, our per barrel margin decreased 44% relative to the three months ended June 30, 2014. This decrease was a result of increased operational costs related to the Marrero and Heartland facilities in addition to decreased margins in our feedstock and finished product values during the three months ended June 30, 2015, compared to the same period during 2014. In addition volumes were lower than our targets at our Marrero facility related to working capital challenges and constraints during much of the period. The working capital challenges during the period impacted our ability to purchase spot barges of product which help supplement the daily delivery of railcars we receive. The 32% decrease in cost of revenues for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is mainly a result of the overall decrease in commodity prices which has an impact on the prices we pay for feedstock.

Our Black Oil division's volume increased approximately 10% during the three months ended June 30, 2015 compared to the same period in 2014. This increase was due to the increased amount of volume managed through our Marrero and Heartland facilities which produces a VGO finished product and base oil respectively. Volumes collected through our H&H Oil and Heartland collection facilities increased 53% during the three months ended June 30, 2015 compared to the same period in 2014. Our focus continues to be on growing our own volumes of collected oil and displacing third party oil processed in our facilities.

Overall volumes of product sold increased 19% for the second quarter of 2015 versus the second quarter of 2014. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

We experienced a 28% decrease in the volume of our TCEP refined product during the three months ended June 30, 2015, compared to the same period in 2014. This decrease was a result of strategic decisions that were made during the first quarter not to produce our TCEP finished product and to ship the feedstock we would have otherwise used at our TCEP facility to our Marrero facility due to market pricing impacts on the margins of the product produced in the Houston market vs. the Marrero, Louisiana market. During the second quarter of 2015 we slowly brought production back on-line at our TCEP operation; however we continue to send some of the product we previously processed at the TCEP facility to our Marrero facility. In order to keep the volumes up and move lower priced feedstock through the Marrero facility. In addition, commodity prices decreased approximately 45% for the three months ended June 30, 2015, compared to the same period in 2014. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2015 decreased $40.94 per barrel from a three month average of $91.86 for the three months ended June 30, 2014 to $50.91 per barrel for the three months ended June 30, 2015.

Our TCEP technology generated revenues of $9,328,599 during the three months ended June 30, 2015 with cost of revenues of $7,891,407, producing a gross profit of $1,437,152.  The per barrel margin for our TCEP product decreased 53% as compared to the same period during 2014. This decrease was largely a result of the decrease in TCEP volume during the quarter as described above, which resulted in the continued carrying cost for the operation with very low throughput, as well as a lower priced commodity market which has put additional pressure on our margins, due to the way we calculate purchases on a percentage discount basis at this facility. Volumes of produced product using TCEP tend to vary significantly from quarter-to-quarter based on opportunistic purchases of products and production availability and timing at the facility we operate.

Overall volume for the Refining and Marketing division increased 15% during the three months ended June 30, 2015 as compared to the same period in 2014. This division experienced an increase in production of 38% for its gasoline blendstock for the three months ended June 30, 2015, compared to the same period in 2014. Our fuel oil cutter volumes decreased 35% for the three months ended June 30, 2015, compared to the same period in 2014. Our pygas volumes increased 61% for the three months ended June 30, 2015 as compared to the same period in 2014.

Our Recovery division includes the business operations of Vertex Recovery as well as the recently acquired business of E-Source (of which we own a 100% interest). Revenues for this division decreased 29% mostly as a result of decreased commodity prices as well as project work during the period at our E-Source division for the three months ended June 30, 2015, compared to the prior period. Gross profit for the recovery division increased 29% for the three months ended June 30, 2015, compared to the same period in 2014. Our volumes increased 225% for the three months ended June 30, 2015 as compared to the same period in 2014. This division through E-Source periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit decreased 33% and our margin per barrel decreased approximately 44% for the three months ended June 30, 2015, compared to the same period in 2014. This decrease was largely a result of lower commodity prices across the industry along with the decrease in overall business production at each of our facilities compared to what we planned for.

The following table sets forth the high and low spot prices during the first three and six months of 2015 for our key benchmarks.

2015
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.91	May 6	$1.59	April 8
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.16	June 11	$1.72	April 8
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$54.73	May 6	$43.19	April 2
NYMEX Crude oil (Dollars per barrel)	$61.43	June 10	$49.14	April 2
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the first three and six months of 2014 for our key benchmarks.

2014
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.00	March 3	$2.73	February 4
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.08	June 20	$2.54	January 3
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$94.94	June 24	$87.09	January 13
NYMEX Crude oil (Dollars per barrel)	$107.26	June 20	$91.66	January 9
Reported in Platt's US Marketscan (Gulf Coast)

We saw a significant decrease during the first six months of 2015 in each of the benchmark commodities we track compared to the same period in 2014.

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

We had total operating expenses of $7,202,564 for the three months ended June 30, 2015, which included $0 of acquisition related expenses, compared to $7,391,308 of total operating for the prior year’s period (including $1,959,418 of acquisition related expenses), a decrease of $188,744 or 3% from the prior period. This decrease is primarily due to the reduction of acquisition related costs, offset by an increase of $493,041 in depreciation and amortization and an increase of $1,277,633 in selling, general and administrative expense.

We had a loss from operations of $1,718,030 for the three months ended June 30, 2015, compared to income from operations of $843,745 for the three months ended June 30, 2014, a decrease of $2,561,775 or 304% from the prior year’s period. The decrease was mainly due to market and operational conditions as well as the additional selling general and administrative expenses associated with new product lines, and acquired operations. We have implemented an inventory management and hedging solution that we believe will mitigate some of the exposure the Company has historically had to sharp declines in oil and commodity prices moving forward.

We had a provision for doubtful accounts of $2,650,000 for the three months ended June 30, 2015, compared to no provision for doubtful accounts for the three months ended June 30, 2014. The provision for doubtful accounts was related to amounts owed to Omega under the Omega Secured Note including $1,696,452 which was unsecured, and which the collection of which is doubtful, and $2,650,000 which is collateralized by insurance proceeds expected to be collected in 2015, due to revised insurance proceed expectations.

We also had interest expense of $556,975 for the three months ended June 30, 2015, compared to interest expense of $657,235 for the three months ended June 30, 2014, an increase in interest expense of $100,260 or 15% from the prior period mainly due to the debt facilities with Goldman Sachs and Midcap as described below.

We had $1,816,982 of gain on change in value of derivative liability for the three months ended June 30,2015, in connection with a beneficial conversion feature on certain warrants granted in June 2015, as described in greater detail in Note 11 to the unaudited financial statements included herein under "Part 1"-"Item 1. Financial Statements".

Contributing to other income for the six months ended June 30, 2014 was $6,481,051, relating to a one-time non-cash bargain purchase benefit from the purchase price of the Omega assets.

We had net loss of $445,195 for the three months ended June 30, 2015, compared to net income of $6,656,702 for the three months ended June 30, 2014, a decrease in net income of $7,101,897 or 107% from the prior period for the reasons described above.

During the three months ended June 30, 2015, the processing costs for our Refining and Marketing division located at KMTEX were $1,279,124. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Three Months Ended June 30, 2015
Refining and Marketing
Revenues	$11,447,889

Income (loss) from operations	$703,384

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Set forth below are our results of operations for the six months ended June 30, 2015 as compared to the same period in 2014.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenues	$86,804,050	$119,429,280	$(32,625,230)	(27)%
Cost of Revenues	81,643,633	106,188,202	(24,544,569)	(23)%
Gross Profit	5,160,417	13,241,078	(8,080,661)	(61)%
Selling, general and administrative expenses	11,011,278	7,079,966	3,931,312	56%
Depreciation and amortization	3,118,296	1,800,950	1,317,346	73%
Acquisition related expenses	157,678	2,559,830	(2,402,152)	(94)%
Income (loss) from operations	(9,126,835)	1,800,332	(10,927,167)	(607)%
Provision for doubtful accounts	(2,650,000)	—	(2,650,000)	(100)%
Other Income (loss)	18	377	(359)	(95)%
Bargain purchase gain related to Omega acquisition	—	6,481,051	(6,481,051)	(100)%
Other expense	(57,660)	(10,866)	(46,794)	431%
Gain on change in value of derivative liability	1,816,982	—	1,816,982	100%
Interest Expense	(2,088,155)	(733,046)	(1,355,109)	185%
Total other income (expense)	(2,978,815)	5,737,516	(8,716,331)	(152)%
Income (loss) before income taxes	(12,105,650)	7,537,848	(19,643,498)	(261)%
Income tax (expense) benefit	(5,306,000)	—	(5,306,000)	(100)%
Net income (loss)	$(17,411,650)	$7,537,848	$(24,949,498)	(331)%

Each of our segments’ gross profit (loss) during the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
Black Oil Segment	2015	2014	$ Change	% Change
Total revenue	$59,252,510	$72,449,922	$(13,197,412)	(18)%
Total cost of revenue	58,053,328	64,200,948	(6,147,620)	(10)%
Gross profit (loss)	1,199,182	8,248,974	(7,049,792)	(85)%
Selling general and administrative expense	11,686,498	7,111,896	4,574,602	64%
Income (loss) from operations	$(10,487,316)	$1,137,078	$(11,624,394)	(1,022)%

Refining Segment
Total revenue	$19,714,009	$38,345,278	$(18,631,269)	(49)%
Total cost of revenue	17,262,173	34,878,483	(17,616,310)	(51)%
Gross profit	2,451,836	3,466,795	(1,014,959)	(29)%
Selling general and administrative expense	1,611,587	1,928,011	(316,424)	(16)%
Income from operations	$840,249	$1,538,784	$(698,535)	(45)%

Recovery Segment
Total revenue	$7,837,531	$8,634,080	$(796,549)	(9)%
Total cost of revenue	6,328,132	7,108,771	(780,639)	(11)%
Gross profit	1,509,399	1,525,309	(15,910)	(1)%
Selling general and administrative expense	989,167	2,400,839	(1,411,672)	(59)%
Income (loss) from operations	$520,232	$(875,530)	$1,395,762	159%

The following schedule separates revenues and gross profit contributed by our recently acquired business entities and operations, Omega Refining, E-Source and Heartland, during the six month period ending June 30, 2015. The isolated figures are presented in dollars and as a percentage of total consolidated revenue.

	Six Months Ended June 30, 2015
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total Revenue	$86,804,050	$31,800,294	37%
Gross Profit (loss)	5,160,417	(1,655,165)	(32)%

	Consolidated Results	E-Source	% Contributed by E-Source
Total Revenue	$86,804,050	$2,655,333	3%
Gross Profit	5,160,417	821,673	9%

	Consolidated Results	Heartland	% Contributed by Heartland
Total Revenue	$86,804,050	$11,371,289	13%
Gross Profit	5,160,417	1,288,296	25%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 27% for the six months ended June 30, 2015 compared to the same period in 2014, due primarily to the lower commodity prices during the six months ended June 30, 2015 compared to the same period in 2014. Total volume increased 24% largely as a result of the recent addition of the Marrero, Louisiana facility in May 2014, which produces a VGO finished product as well as the Heartland facility in Columbus, Ohio in December 2014, which produces a base oil finished product. Gross profit decreased by 61% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Prices of our finished products were impacted across the industry by the sharp decline in energy prices that occurred during the last quarter of 2014 and the first three months of 2015. Additionally, our per barrel margin decreased 69% relative to the six months ended June 30, 2014. This decrease was a result of increased operational costs related to the Marrero and Heartland facilities in addition to decreased margins in our feedstock and finished product values during the six months ended June 30, 2015, compared to the same period during 2014. In addition volumes were lower than our targets at our Marrero and Heartland facility related to working capital challenges during the period, which were exacerbated by colder temperatures and inclement weather in the Ohio region that added to these challenges. The excessive cold temperatures experienced during the first quarter of the year extended the time our facilities were down during one of our turn-arounds. The working capital challenges during the period impacted our ability to purchase spot barges of finished product which help supplement the rail deliveries we receive on a daily basis. The 23% decrease in cost of revenues for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is mainly a result of the overall decrease in commodity prices which has an impact on the prices we pay for feedstock.

Our Black Oil division's volume increased approximately 31% during the six months ended June 30, 2015 compared to the same period in 2014. This increase was due to the increased amount of volume managed through our Marrero and Heartland facilities which produce a VGO finished product and base oil respectively. Volumes collected through our H&H Oil and Heartland collection facilities increased 59% during the six months ended June 30, 2015 compared to the same period in 2014. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold increased 24% for the six months ended June 30, 2015 versus the same period in 2014. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

We experienced a 51% decrease in the volume of our TCEP refined product during the six months ended June 30, 2015, compared to the same period in 2014. This decrease was a result of strategic decisions we made not to produce our TCEP finished product during January and February 2015 and to ship the feedstock we would have otherwise used at our TCEP facility to our Marrero facility due to market pricing impacts on the margins of the product produced in the Houston market vs. the Marrero, Louisiana market. The margins on the VGO product produced at our Marrero facility tend to be greater than those produced at our TCEP facility, and due to the sharp decline in prices we were not able to adjust our feedstock purchases at our TCEP facility to keep up with the change in market conditions. In addition, commodity prices decreased approximately 47% for the six months ended June 30, 2015, compared to the same period in 2014. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the six months ended June 30, 2015 decreased $42.96 per barrel from a six month average of $90.57 for the six months ended June 30, 2014 to $47.61 per barrel for the six months ended June 30, 2015.

Our TCEP technology generated revenues of $11,585,930 during the six months ended June 30, 2015 with cost of revenues of $10,471,299, producing a gross profit of $1,114,631. The per barrel margin for our TCEP product decreased 65% as compared to the same period during 2014. This decrease was largely a result of the decrease in TCEP volume during the quarter as described above, which resulted in the continued carrying cost for the operation with very low throughput.

Overall volume for the Refining and Marketing division decreased 5% during the six months ended June 30, 2015 as compared to the same period in 2014. This division experienced a decrease in production of 10% for its gasoline blendstock for the six months ended June 30, 2015, compared to the same period in 2014. Our fuel oil cutter volumes decreased 33% for the six months ended June 30, 2015, compared to the same period in 2014. Our pygas volumes increased 58% for the six months ended June 30, 2015 as compared to the same period in 2014. These decreases were a result of decisions not to purchase or process certain non-profitable feedstock streams under the current market conditions.

Our Recovery division includes the business operations of Vertex Recovery as well as the recently acquired business of E-Source (of which we own a 100% interest). Revenues for this division decreased 9% mostly as a result of lower commodity prices and the decline of project based work related to our E-Source business during the six months ended June 30, 2015, compared to the same period in 2014. We did experience increased volumes of petroleum products acquired during the six months ended June 30, 2015 in our Recovery business. This division through E-Source periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit decreased 61% and our margin per barrel decreased approximately 69% for the six months ended June 30, 2015, compared to the same period in 2014. This decrease was largely a result of lower volumes than expected at each facility along with the decrease in overall business production at each of our facilities compared to what we planed for.

We had selling, general, and administrative expenses of $14,129,574 for the six months ended June 30, 2015, which does not include $157,678 of acquisition related expenses, compared to $8,880,916 of total operating expenses for the prior year’s period (which does not include $2,559,830 of acquisition related expenses), an increase of $5,248,658 or 59% from the prior period (not including acquisition related expenses). This increase is primarily due to the additional selling, general and administrative expenses generated by new business lines, specifically those business lines acquired from Omega Refining, Heartland and the E-Source acquisition, as well as increased sales expenses associated with our expansion into new West Coast markets.

We had a loss from operations of $9,126,835 for the six months ended June 30, 2015, compared to income from operations of $1,800,332 for the six months ended June 30, 2014, a decrease of $10,927,167 or 607% from the prior year’s period. The decrease was mainly due to market and operational conditions which resulted in a decrease in revenue as described above as well as the additional selling general and administrative expenses associated with new product lines, and acquired operations.

We had a provision for doubtful accounts of $2,650,000 for the six months ended June 30, 2015, compared to no provision for doubtful accounts for the six months ended June 30, 2014. The provision for doubtful accounts was related to amounts owed to Omega under the Omega Secured Note including $1,696,452 which was unsecured, and which the collection of which is doubtful, and $2,650,000 which is collateralized by insurance proceeds expected to be collected in 2015, due to revised insurance proceed expectations.

We also had interest expense of $2,088,155 for the six months ended June 30, 2015, compared to interest expense of $733,046 for the six months ended June 30, 2014, an increase in interest expense of $1,355,109 or 185% from the prior period mainly due to the debt facilities with Goldman Sachs and Midcap as described below. We had total other expense of $57,660 for the six months ended June 30, 2015, related to the disposal of assets compared to total other expense of $10,866 for the six months ended June 30, 2014, also due to the disposal of assets.

We had $1,816,982 of gain on change in value of derivative liability for the six months ended June 30, 2015, in connection with a beneficial conversion feature on certain warrants granted in June 2015, as described in greater detail in Note 11 to the unaudited financial statements included herein under "Part 1"-"Item 1 Financial Statements".

Contributing to other income for the sixth months ended June 30, 2015 was $6,481,051, relating to a one-time non-cash bargain purchase benefit from the purchase price of the Omega assets.

We had an income tax expense of $5,306,000 for the six months ended June 30, 2015, compared to no income tax expense for the six months ended June 30, 2014. For tax reporting purposes, we have net operating losses (“NOLs”) of approximately $48.1 million as of June 30, 2015 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a cumulative pre-tax loss of $14.7 million over a three year period ended June 30, 2015. As a result, we determined that a full valuation allowance for our deferred tax assets at June 30, 2015 of $5,306,000 was appropriate.

We had net loss of $17,411,650 for the six months ended June 30, 2015, compared to net income of $7,537,848 for the six months ended June 30, 2014, a decrease in net income of $24,949,498 or 331% from the prior period for the reasons described above.

During the six months ended June 30, 2015, the processing costs for our Refining and Marketing division located at KMTEX were $2,294,159. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Six Months Ended June 30, 2015
Refining and Marketing
Revenues	$19,714,009

Income (loss) from operations	$840,249

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the first two quarters of fiscal 2015 and for fiscal year 2014, by quarter.

	Fiscal 2015		Fiscal 2014
	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$49,119,711	$37,684,339	$62,572,071	$76,903,516	$72,079,622	$47,349,658

Cost of Revenues	43,635,177	38,008,456	67,049,736	73,761,171	63,844,569	42,343,633

Gross Profit (loss)	5,484,534	(324,117)	(4,477,665)	3,142,345	8,235,053	5,006,025

Reduction of contingent liability	—	—	(3,371,836)	(1,876,752)	—	—

Selling, general and administrative expenses	5,641,250	5,370,028	7,783,149	4,706,104	4,363,617	2,716,349

Depreciation and amortization	1,561,314	1,556,982	1,296,450	1,180,443	1,068,273	732,677

Acquisition related expenses	—	157,678	994,603	259,235	1,959,418	600,412

Total selling, general and administrative expenses	7,202,564	7,084,688	6,702,366	4,269,030	7,391,308	4,049,438

Income (loss) from operations	(1,718,030)	(7,408,805)	(11,180,031)	(1,126,685)	843,745	956,587

Other income (expense)

Provision for doubtful accounts	—	(2,650,000)	—	—	—	—
Other income	10	8	223,255	109,980	7	370
Gain on bargain purchase	—	—	375,000	92,635	6,481,051	—
Other expense	12,818	(70,478)	—	—	(10,866)	—
Gain on change in value of derivative liability	1,816,982	—	—	—	—	—
Interest expense	(556,975)	(1,531,180)	(956,319)	(947,325)	(657,235)	(75,811)
Total other income (expense)	1,272,835	(4,251,650)	(358,064)	(744,710)	5,812,957	(75,441)

Income (loss) before income taxes	(445,195)	(11,660,455)	(11,538,095)	(1,871,395)	6,656,702	881,146

Income tax benefit (expense)	—	(5,306,000)	57,975	(57,975)	—	—

Net income (loss)	$(445,195)	$(16,966,455)	$(11,480,120)	$(1,929,370)	$6,656,702	$881,146
Net income (loss) attributable to non-controlling interest	—	—	—	—	344,380	(18,981)
Net income (loss) attributable to Vertex Energy, Inc.	$(445,195)	$(16,966,455)	$(11,480,120)	$(1,929,370)	$7,001,082	$862,165
The below graph charts our total quarterly revenue over time from January 1, 2013 to June 30, 2015:

	Fiscal 2015		Fiscal 2014
	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$34,338,534	$24,913,976	$46,028,775	$52,434,252	$48,878,522	$23,571,400
Cost of revenues	30,912,204	27,141,124	48,709,354	50,846,953	42,973,852	21,227,096
Gross profit	$3,426,330	$(1,824,562)	$(2,680,579)	$1,587,299	$5,904,670	$2,344,304
Refining & Marketing
Revenues	$11,447,889	$8,266,120	$14,694,971	$19,655,674	$18,517,819	$19,827,459
Cost of revenues	9,956,771	7,305,402	15,570,210	18,680,731	16,626,592	18,251,891
Gross profit (loss)	$1,491,118	$906,718	$(875,239)	$974,943	$1,891,227	$1,575,568
Recovery
Revenues	$3,333,288	$4,504,243	$1,848,325	$4,813,590	$4,683,281	$3,950,799
Cost of revenues	2,766,202	3,561,930	2,770,172	4,233,487	4,244,125	2,864,646
Gross profit (loss)	$567,086	$942,313	$(921,847)	$580,103	$439,156	$1,086,153

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

We had total assets of $120,230,689 as of June 30, 2015 compared to $133,822,231 at December 31, 2014. The decrease was mainly due to a decrease of $3,532,326 in inventory, a decrease of $299,533 in cash and cash equivalents, a $5,306,000 net decrease in deferred federal income tax, a $779,285 decrease in costs in excess of billings, an increase of $1,981,429 in depreciation, as well as a $872,010 reduction in intangible assets, a $249,008 reduction in financing costs, and a $2,150,0000 decrease in current portion of notes receivable offset by a $3,096,566 increase in accounts receivable, net. Total current assets as of June 30, 2015 of $31,642,656 consisted of cash and cash equivalents of $5,717,543, accounts receivable, net, of $13,033,513, notes receivable of

$1,000,000, relating to the Omega Secured Note described below, inventory of $9,088,290, and prepaid expenses of $2,803,310. Non-current assets consisted of fixed assets, net, of $55,292,400, these consist of property, plant and equipment related to our various processing facilities, note receivable - related party of $8,308,000, relating to the Omega Secured Note described below, net intangible assets of $17,640,950, which primarily represents the value of the Company's TCEP patent and certain other patents acquired from Omega Refining, and $4,922,353 of goodwill (booked in connection with the acquisition of Holdings and E-Source), deferred financing costs of $1,942,880, and other assets of $481,450. Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycle and sales.

We had total current liabilities of $28,280,478 as of June 30, 2015 compared to $63,076,685 at December 31, 2014. This decrease was largely due to a reduction and reclassification in the current portion of long-term debt in the amount of $35,748,753, due to a paydown requirement during the first half of the year the entire amount of our debt with Goldman Sachs (as described below) was accounted for as current debt as of December 31, 2014. We made a payment in the amount of $15,100,000 towards this outstanding debt during the second quarter of 2015 which reduced the amount owed and resulted in a significant portion of the prior current debt being moved to long-term debt. This was offset set by a $1,815,795 increase in revolving note in connection with amounts borrowed from MidCap as described below. As of June 30, 2015, accounts payable totaled $21,143,784 and we had capital lease liabilities of which the current portion outstanding at June 30, 2015 was $408,145. In addition, we had $4,387,831 of current liabilities associated with long-term debt of which $289,607 is related to E-Source and $4,098,224 is related to the Goldman Sachs credit facility (as described above) and our prior credit facility with Bank of America (BOA). Also as described below we had $1,815,795 owed to MidCap.

We had total liabilities of $62,116,456 as of June 30, 2015, including current liabilities of $28,280,478 and long-term liabilities of $22,555,893 of long-term debt, which included $1,755,893 related to E-Source debt, $5,211,085 of derivative liability, described in greater detail in Note 11 to the unaudited financial statements included herein under "Part 1"-"Item 1 Financial Statements", and $6,069,000 of contingent consideration relating to the remaining potential earn-out payments associated with the acquisition of Heartland in December 2014.

We had positive working capital of $3,362,178 as of June 30, 2015, compared to negative working capital of $29,327,453 as of December 31, 2014. The increase in working capital from December 31, 2014 to June 30, 2015 is due to an increase in accounts receivable as of June 30, 2015, a decrease in accounts payable, the reclassification of certain current debt to long-term debt as described above, off-set by the increase in the balance of the revolving note.

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

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments of $2,592,144 were made and the balance was $408,145 at June 30, 2015.

The Company has notes payable to various financial institutions, bearing interest at rates ranging from 5.5% to 6.35%, maturing January 7, 2020. The balance of the notes payable is $2,045,500 at June 30, 2015.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $898,224 at June 30, 2015.

The Company's outstanding debt facilities as of June 30, 2015 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2015
MidCap Business Credit, LLC	Revolving Note	March, 2015	March, 2017	$7,000,000	$1,815,795
Goldman Sachs USA	Term Loan	May, 2014	May, 2019	40,000,000	24,000,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	520,219	408,145
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,201,372	2,045,500
Various institutions	Insurance premiums financed	Various	< 1 year	1,789,481	898,224
				$51,511,072	$29,167,664

Future contractual maturities of notes payable are summarized as follows:

Creditor	2015	2016	2017	2018	2019	Thereafter
MidCap Business Credit, LLC	$1,815,795	$—	$—	$—	$—	$—
Goldman Sachs USA	1,600,000	3,200,000	3,200,000	3,200,000	12,800,000	—
Pacific Western Bank	88,044	186,947	133,154	—	—	—
Texas Citizens Bank	71,394	442,600	468,225	495,013	523,333	44,935
Various institutions	898,224	—	—	—	—	—
Totals	$4,473,457	$3,829,547	$3,801,379	$3,695,013	$13,323,333	$44,935

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032. Total rent expense for the six months ended June 30, 2015 and 2014 is summarized as follows:

	Six Months Ended June 30,
	2015	2014
Office leases	$344,734	$142,402
Plant Leases	2,356,800	—
Vehicle leases	200,138	106,257
	$2,901,672	$248,659

Minimum future lease commitments as of June 30, 2015 are summarized as follows:

	Office Facilities	Vehicles	Plant Leases	Totals
2015	$270,110	$212,513	$1,998,000	$2,480,623
2016	453,154	454,301	6,924,000	7,831,455
2017	414,932	175,216	6,574,000	7,164,148
2018	312,466	57,710	4,060,000	4,430,176
2019	300,000	—	2,928,000	3,228,000
thereafter	4,175,000	—	14,640,000	18,815,000
	$5,925,662	$899,740	$37,124,000	$43,949,402

In addition to the above, we are required to redeem any non-converted shares of Series B Preferred Stock, which remain outstanding on December 24, 2020, at the rate of $3.10 per share (or $25 million in aggregate as of the date of this filing subject to the terms of our senior loan documents, which funds we may not have, or which may not be available on favorable terms, if at all.

Credit and Guaranty Agreement

Effective May 2, 2014, we and our then newly formed subsidiary, Vertex Operating, as well as certain of our other direct and indirect subsidiaries as guarantors, entered into a Credit and Guaranty Agreement with Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender (“Agent”) , which was subsequently amended by a First Amendment to Credit and Guaranty Agreement (the “First Amendment”) dated December 5, 2014, a Second Amendment to Credit and Guaranty Agreement dated March 26, 2015 (the “Second Amendment”, as described in greater detail in the Current Report on Form 8-K filed by the Company on March 31, 2015) and a Third Amendment to Credit and Guaranty Agreement dated June 18, 2015 (as described in greater detail in the Form 8-K filed by the Company on June 19, 2015 (the “Third Amendment” and the Credit and Guaranty Agreement as amended to date, the “Credit Agreement”). The discussion of the Credit Agreement below takes into account the amendments affected by the First Amendment, Second Amendment and Third Amendment.

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

Amortizing principal payments are due on the Credit Agreement Loan in the amount of $300,000 per fiscal quarter for June 30, 2014, September 30, 2014 and December 31, 2014, and $800,000 per fiscal quarter on September 30, 2015, thereafter through maturity (no amortization payments are due on March 31, 2015 or June 30, 2015, pursuant to the terms of the Second Amendment or September 30, 2015, pursuant to the terms of the Third Amendment). Additionally, in the event (a) we receive any sale proceeds from the sale of assets or insurance proceeds (each as described in greater detail in the Credit Agreement), in excess of $250,000, we are required to pay such sale proceeds, less certain deductions, as a prepayment of the Credit Agreement Loan, unless we decide to reinvest such proceeds in long-term production assets as described in the Credit Agreement; (b) we sell equity securities (subject to certain exceptions), we are required to use 100% of the proceeds from such sales to repay the Credit Agreement Loan, subject to certain exemptions, including up to $5 million to be used for working capital, permitted acquisitions, working capital of Vertex Refining Nevada and funds (which are required to total at least $10 million) which we were able to raise prior to June 30, 2014 (subject to the terms of the Credit Agreement) through the sale of securities; (c) we issue debt, we are required to prepay the Credit Agreement Loan in an amount equal to 100% of such funds received; (d) we have cash flow which exceeds certain pre-negotiated limits, we are required to use between 50% and 75% of such additional cash flow to repay the Credit Agreement Loan; (e) we receive tax refunds in excess of $100,000 in any year, we are required to use such funds to prepay the Credit Agreement Loan; (f) our total debt exceeds certain maximum debt ratios set forth in the Credit Agreement, we are required to immediately repay the Credit Agreement Loan in an amount equal to such excess debt; or (g) we receive any funds under the Omega Purchase Agreement, we are required to prepay the Credit Agreement Loan in an amount equal to such received funds, subject in each case to the terms and conditions of the Credit Agreement. We also have the right to make voluntary repayments of the Credit Agreement Loan in the minimum amount of $500,000 (and in multiples of $100,000) from time to time.

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

The Credit Agreement also includes various covenants (positive and negative) binding the Company, including, requiring that the Company provide the Agent with certain reports, provide the Agent notice of material corporate events and forecasts, limiting the amount of indebtedness the Company may incur (for example, the Company’s total indebtedness could not exceed between $30,000,000-$32,000,000 at any time prior to our entry into the Second Amendment to the Credit Agreement on March 26, 2015 (the “Second Amendment”), and cannot exceed $7 million (including not more than $6 million under the MidCap Credit Agreement through December 31, 2015), subject to certain exemptions set forth in greater detail in the Credit Agreement), and requiring us to maintain certain financial ratios, relating to consolidated EBITDA (which for the purposes of the Credit Agreement, never take into account the results of operations of Vertex Refining OH, LLC (“Vertex OH”)) and debt leverage including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Credit Agreement) to certain fixed charges (quarterly on a cumulative basis), for each applicable period of between 0.90:1.00 and 1.25:1.00 (depending on the applicable period); maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for the applicable period (depending on the terms of the Credit Agreement such calculation is made for the prior 12 month period, the prior six month period or prior nine month period), for each quarter through maturity of between 4:00:1.00 and 2.5:1.00 (depending on the applicable period); maintaining consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for each applicable period (as provided in the Credit Agreement), of between $4.25 million and $11.5 million between the original date of the Credit Agreement and December 31, 2014, and between $250,000 and $9.5 million thereafter through the maturity date of the Credit Agreement (depending on the applicable quarter); maintaining at all times liquid cash on hand and available borrowings under other applicable credit agreements of at least $3 million through the date of the Second Amendment and of at least $750,000 after the date of the Second Amendment prior to June 30, 2015, $1.5 million at any time after June 30, 2015 and prior to December 31, 2015, $2 million at any time after December 31, 2015 and prior to June 30, 2016, and $2.5 million at any time after June 30, 2016 and prior to December 31, 2016, and $3 million at any time after December 31, 2016; and requiring Vertex OH to maintain not less than $500,000 in cash at all times. The Credit Agreement also provides that the Company is not authorized to make any “earn-out” payment under the Heartland Purchase Agreement, if an event of default exists under the Credit Agreement or if such payment would create an event of default under the Credit Agreement. Additionally, pursuant to the Second Amendment, we were required to raise at least $9.1 million by June 30, 2015, through the sale of equity, and pay such funds to the Lender as a mandatory pre-payment of the amounts due under the Credit Agreement (the “Required Payment”). The Credit Agreement also includes customary events of default for facilities of a similar nature and size as the Credit Agreement.

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

The proceeds from the Credit Agreement were used to pay the amounts due at the Initial Closing of the Omega purchase (described above), pay certain Omega capital leases and other obligations of Omega, and to pay expenses associated with the Initial Closing of the Omega acquisition. The Credit Agreement had a balance of $24,000,000 as of June 30, 2015.

As additional consideration for the Lender agreeing to the terms of the Second Amendment, we granted Goldman, Sachs & Co., an affiliate of the Lender (such initial holder and its assigns, if any, the “Holder”) a warrant to purchase 1,766,874 shares of our common stock which was evidenced by a Common Stock Purchase Warrant (the “Lender Warrant”). The Lender Warrant was to expire on March 26, 2022 and originally had an exercise price equal to the lower of (x) $3.39583 per share; and (y) the lowest price per share at which we issue any common stock (or set an exercise price for the purchase of common stock) between the date of our entry into the Lender Warrant and June 30, 2015. The Lender Warrant was exercisable by the Holder at any time after September 1, 2015, including pursuant to a cashless exercise. The Lender Warrant provided that in the event that, prior to June 30, 2015, we prepaid the amount owed under the Credit Agreement in an amount greater than $9.1 million (i.e., in an amount greater than the Required Payment) then the number of shares of common stock issuable upon exercise of the Lender Warrant is reduced by the pro rata amount by which the amount prepaid exceeds $9.1 million and is less than $15.1 million, provided that if prior to June 30, 2015 we prepaid at least $6 million in addition to the Required Payment the Lender Warrant automatically terminated.

As additional consideration for the Lender agreeing to the terms of the Third Amendment, we agreed to modify, pursuant to a First Amendment to Warrant, the terms of the Lender Warrant. Pursuant to the First Amendment to Warrant, we agreed to reduce the exercise price of the Lender Warrant to $2.778 per share (the 30 day volume weighted average price of our common stock as of the date of our entry into the Third Amendment) from $3.395828553 per share, and that in the event we issued any preferred stock, that the lowest exercise price associated with any warrants or similar convertible securities issued in connection with such preferred stock offering would become the exercise price of the Lender Warrant; provided that, if the Company did not issue preferred stock on or prior to June 30, 2015, then the exercise price of the Lender Warrant would be reduced to the lowest closing price per share of our common stock on any date between March 26, 2015 and June 30, 2015.

Effective June 29, 2015, we repaid $15.1 million of the amount owed to the Lender under the Credit Agreement, and as a result, the Lender Warrant and rights thereunder were cancelled and terminated.

MidCap Loan Agreement

Effective March 27, 2015, the Company, Vertex Operating and all of the Company’s other subsidiaries other than E-Source and Golden State, entered into a Loan and Security Agreement with MidCap Business Credit LLC (“MidCap” and the “MidCap Loan Agreement”). Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85% of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which have not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default has occurred or is continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement is subject to certain standard conditions and requirements. Notwithstanding the above, the parties agreed that until such time as (i) we raise funds sufficient to pay the Required Payment (defined above), or (ii) we enter into an amendment with the Lender to remove the requirement that we make the Required Payment, the advance rate against Qualified Accounts is reduced to 53% (compared to 85% after such date) and the advance rate against Eligible Inventory is reduced to 31% (compared to 50% after such date). Additionally, the advance rate against Qualified Accounts is reduced by 1% for each percentage point by which the following calculation, expressed as a percentage, exceeds 3%: (a) actual bad debt write-downs, discounts, advertising allowances, credits, or other dilutive items, divided by (b) gross sales (excluding non-recurring items), for any applicable period as determined by MidCap. The MidCap Loan had a balance of $1,815,795 on June 30, 2015.

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

Compliance with Covenants and Fulfillment of Conditions:

On June 18, 2015, the Company entered into the Third Amendment to Credit and Guaranty Agreement (the "Third Amendment"), which amended the Credit Agreement (defined above). The amendments to the Credit Agreement effected by the Third Amendment include, but are not limited to:

•Extending the time period pursuant to which we are required to make certain post-closing deliverables pursuant to the terms of the Credit Agreement.

• Providing that we are not required to meet certain debt and leverage covenants for certain periods extending until March 31, 2016 (previously we were required to meet such covenants beginning with the quarter ended December 31, 2015).

• Extending the date we are required to begin making required prepayments under the terms of the Credit Agreement, in an amount equal to 100% of the extent total consolidated debt exceeds (x) total consolidated EBITDA (as calculated pursuant to the agreement) multiplied by (y) the maximum debt leverage ratios described in the Credit Agreement, until March 31, 2016 (previously no payments were required to be made through December 31, 2015).

• Reducing certain required consolidated EBITDA targets pursuant to the terms of the Credit Agreement to be more favorable to the Company, including reducing such targets t $250,000, $1.5 million, $4.24 million, $7.25 million and $9.5 million for the quarters ended September 31, 2015, December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016 (and each quarter thereafter), respectively, compared to $3 million, $5.5 million, $8 million, $9 million and $10 million, respectively.

•Extending the date we are required to begin meeting various leverage ratios and consolidated EBITDA targets as set forth in the Credit Agreement from December 31, 2015 and June 30, 2015, to March 31, 2016 and September 30,
2015, respectively.

Effective June 29, 2015, we repaid $15.1 million of the amount owed to the Lender under the Credit Agreement, and as a result, the Lender Warrant, described above, and rights thereunder were canceled and terminated.

Omega Secured Note

In connection with the Initial Closing of the Omega Purchase Agreement (described above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “ Material Acquisitions” - “Omega Acquisition”), Omega Refining and Bango Refining provided Vertex Refining Nevada a Secured Promissory Note (the “Omega Secured Note”) in the aggregate amount of $13,858,067, which had a balance of $13,858,067 as of June 30, 2015, representing (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the Initial Closing (which included consideration relating to the assets acquired at the Initial Closing and which were planned to be acquired at the Final Closing) exceeded the value of assets acquired at the Initial Closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the Initial Closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory which was planned to be acquired at the Final Closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) advances totaling $4.15 million to satisfy accounts payable and other working capital related obligations of Omega after the Initial Closing (the “Draw Down Loans”); and (e) an additional loan of $1 million for capital expenditures (the “Capital Expenditure Loan”).

The Purchase Price Loan and the Draw Down Loans accrued interest at the short-term federal rate as published by the Internal Revenue Service from time to time (approximately 0.33% per annum as of the Initial Closing) prior to October 30, 2014, and thereafter at 9.5% per annum, payable monthly in arrears and have a maturity date of March 31, 2015. The First Inventory Loan and the Draw Down Loans accrue interest at the rate of 9.5% per annum beginning on May 31, 2014, were due and payable on March 31, 2015, and were not paid on such date and are currently in default.

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

It is anticipated that Vertex Refining Nevada will acquire certain personal property leased from Omega Refining and Bango Refining under a Personal Property Lease at the termination of the Personal Property Lease pursuant to Article 9 of the Uniform Commercial Code, with such acquisition occurring through an offset of a portion of the amount due Vertex Refining Nevada under the Omega Secured Note.

Omega Secured Note had an outstanding balance of $13,858,067 as of June 30, 2015, provided that based on our management’s assessment, the Company recognized an allowance for doubtful accounts of $4,346,452 related to amounts owed to the Company by Omega under the Omega Secured Note during the three months ended March 31, 2015.

Texas Citizens Bank Loan Agreement

On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan Agreement provides a term note in the amount of $2,045,500 that matures on January 7, 2020. Borrowings bear a fixed interest rate of 5.5% per annum and interest is calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $45,147 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The loan contains customary representations, warranties, and covenants for facilities of similar nature and size.

Unit Offering

As described above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Events” - “Unit Offering”, we closed the Offering of Units on June 24, 2015 and raised a gross amount of $25 million and a net of $23.6 million, after commissions and before our expenses, of which $15.1 million was immediately used to pay down amounts owed to our Lender under the Credit Agreement.

Need for additional funding

Our re-refining business will require significant capital to design and construct any new facilities. The facility infrastructure would be an additional capitalized expenditure to these proposed process costs and would depend on the location and site specifics of the facility.

Management believes that the amount remaining from our June 2015 Unit Offering (described above) and the amount available under our MidCap Loan Agreement, in addition to projected earnings, will provide sufficient liquidity to fund our operations for the foreseeable future, although we may seek additional financing to fund acquisitions or other developments in the future and to repay amounts owed to our senior creditor. We may raise funds in the future through the sale of common stock, preferred stock, debt, or convertible debt, which may include the grant of warrants. We may also seek to obtain sufficient funding to completely refinance the Goldman and/or MidCap debt subsequent to the date of this filing which may take any or all of the forms described above.

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

In addition to the above, we may also seek to acquire additional businesses or assets (similar to our recent acquisitions from Heartland, Omega and Aaron Oil (as described below under “Item 5. Other Information” - “Aaron Oil Acquisition”), and our acquisition of E-Source. Finally, in the event we deem such transaction in our best interest, we may enter into a business combination or similar transaction in the future.

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

Cash flows for the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	2014
Beginning cash and cash equivalents	$6,017,076	$2,678,628
Net cash provided by (used in):
Operating activities	(7,605,437)	3,631,402
Investing activities	(1,691,740)	(31,399,981)
Financing activities	8,997,644	44,741,782
Net increase (decrease) in cash and cash equivalents	(299,533)	16,973,203
Ending cash and cash equivalents	$5,717,543	$19,651,831

Net cash used in operating activities was $7,605,437 for the six months ended June 30, 2015 as compared to $3,631,402 of net cash provided by operating activities during the corresponding period in 2014. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Credit Agreement, notes payable, and MidCap Loan Agreement. The primary reasons for the decrease in cash provided by operating activities for the six month period ended June 30, 2015 are related to the net loss of $17,411,650 (compared to net income of $7,537,848 in the prior period), an increase in accounts receivable of $3,096,566 and an increase in prepaid expenses of $327,343. These cash outflows were partially offset by favorable adjustments for depreciation and amortization expenses of $3,118,296, a decrease in inventory of $3,532,326 costs in excess of billings of $779,285, $61,713 of deferred revenue, $2,650,000 of allowance for doubtful accounts, and a decrease in accounts payable of $640,352 and deferred federal income tax of $5,306,000 for the six month period ended June 30, 2015.

Investing activities used cash of $1,691,740 for the six months ended June 30, 2015 as compared to having used $31,399,981 of cash during the corresponding period in 2014. Investing activities for the six months ended June 30, 2015 were primarily comprised of $1,196,240 invested in fixed assets, offset by $4,500 of proceeds from the sale of assets.

Financing activities provided cash of $8,997,644 for the six months ended June 30, 2015 as compared to $44,741,782 of cash during the corresponding period in 2014. Financing activities for the six months ended June 30, 2015 are comprised of proceeds from the sale of stock of $23,557,552 as part of our June 2015 Unit offering as described above, which was significantly offset by payments on notes payable in the amount of $16,375,703 (which represents amounts paid to our Lender under the Credit Agreement), amounts received from the MidCap Loan Agreement of $1,815,795 which were partially offset by payments made on notes receivable of $500,000.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, legal matters, derivative liabilities, valuation of warrants and beneficial conversion feature on preferred shares. Actual results may differ from these estimates.

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

Derivative Liabilities

The Company, in accordance with ACS 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for net, outside of shareholder's equity and warrants are accounted for as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction.

The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, a binomial model is utilized that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.

Preferred Stock Classification

FASB establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon liquidation or termination of the reporting entity.

A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur.

The Series B Preferred Stock is required to be redeemed by the Company on the fifth anniversary of the issuance of the Series B Preferred Stock if the redemption would not be subject to then existing restrictions under the Company's senior credit agreement that prohibits redemption. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to the classified outside of permanent equity.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As of June 30, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting as of December 31, 2014 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2014), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

We and Vertex Refining LA, LLC, the wholly-owned subsidiary of Vertex Operating, our wholly-owned subsidiary, were named as defendants, along with Plaquemines Holdings, L.L.C. (“Plaquemines”), in a lawsuit filed in the United States District Court For the Eastern District of Louisiana (Civil Action No. 15-1198) on June 11, 2015 by CHS Inc. (“CHS”). The lawsuit is in connection with our planned construction of a barge dock on property leased by Vertex Refining LA from Plaquemines in Myrtle Grove, Louisiana. The suit seeks certain declaratory and injunctive relief related to the planned location and construction of the barge dock, including that a location proposed by CHS is proper, the prior location proposed by us is no longer valid, and that we be enjoined from constructing a barge dock for any purpose other than servicing a used oil refinery or other qualifying plan. We intend to vigorously defend ourselves and oppose the relief sought in the complaint, provided that at this stage of the litigation, the Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

On or around April 29, 2015, we, Vertex Refining Nevada, Bango Oil (our landlord under a lease relating to our Churchill, Nevada facility (the “Bango Plant”), described in greater detail above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Events” - “Churchill County, Nevada Lease”, Bango Refining, Omega Holdings, and various other parties, were sued by Republic Bank, Inc. (“Republic”), in the Tenth Judicial District Court in and for Churchill County, Nevada (Case No. 15-10DC0502). Pursuant to the lawsuit, Republic, made various claims against the named defendants including, (i) alleging a default on certain lease obligations which Republic and Bango Refining were party to, relating to leased equipment used at the Bango Plant; (ii) alleging the liability of certain guarantors of the equipment lease including Omega Holdings in connection with the amounts alleged due under the equipment lease; (iii) requesting confirmation of Republic’s security interest in the equipment; (iv) alleging a breach of contract in connection with the lease agreement (including the allegation that we breached various contracts with Republic in connection with the Omega acquisition and our failure to complete the final closing thereunder); and (v) alleging unjust enrichment against us in connection with the use of the lease equipment subject to the lease agreement. Pursuant to the lawsuit, Republic is asking for damages of approximately $2.9 million, plus interest and fees, a declaratory judgment against Bango Oil confirming that Republic’s security interest in the equipment is perfected and senior to the security interest of Bango Oil, and joint and several liability against all defendants (including us) for the damages alleged due (including in connection with the breach of contract and unjust enrichment claims). We have not yet responded to the claims made by Republic however, we intend to vigorously defend ourselves against the allegations made in the complaint, provided that at this stage of the litigation, the Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential outcome of the litigation.

E-Source, the wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc., made certain allegations against E-Source, and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants' at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees.. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014, filed with the Commission on April 15, 2015, except as provided below and investors should review the risks provided below and in the Form 10-K/A, prior to making an investment in the Company.

GENERAL RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We will need to raise additional capital to meet the requirements of the terms and conditions of our Credit Agreement and to fund future acquisitions and our ability to obtain the necessary funding is uncertain.

We will need to raise additional funding to meet the requirements of the terms and conditions of our Credit Agreement. Additionally, we may need to raise additional funds through public or private debt or equity financing or through other various means to fund our obligations, or acquire assets and businesses in the future. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations due to events beyond our control.

Our ability to generate cash flows from operations, to make scheduled payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally, the price of oil and other risks described in our other reports filed with the SEC. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

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

We are currently owed a significant amount of money from Omega Holdings Company, LLC and related entities, which amount is in default, and we may be unable to collect on the full amount of such note.

The Omega Secured Note had an outstanding balance of $13,858,067 as of March 31, 2015. not including a $4.3 million allowance for doubtful accounts in connection with such note (described below). The Omega Secured Note represents (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the initial closing of the Omega acquisition (which included consideration relating to the assets acquired at the initial closing and which were planned to be acquired at the final closing, which has since been terminated by the parties) exceeded the value of assets acquired at the initial closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the initial closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory which was planned to be acquired at the final closing, which the parties have agreed will now not occur (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) advances totaling $4.15 million to satisfy accounts payable and other working capital related obligations of Omega after the initial closing (the “Draw Down Loans”); and (e) an additional loan of $1 million for capital expenditures (the “Capital Expenditure Loan”).

The Purchase Price Loan and the Draw Down Loans accrued interest at the short-term federal rate as published by the Internal Revenue Service from time to time (approximately 0.33% per annum as of the initial closing) prior to October 30, 2014, and thereafter at 9.5% per annum, payable monthly in arrears and had a maturity date of March 31, 2015. The First Inventory Loan and the Draw Down Loans accrued interest at the rate of 9.5% per annum beginning on May 31, 2014, and were due and payable on March 31, 2015. None of the amounts due under the Omega Secured Note were paid when due on March 31, 2015, and such amounts are currently in default. Upon an event of default under any of the loans, the loans accrue interest at 18% per annum until paid in full, and such note is currently accruing 18% per annum.

Based on our management’s assessment, the Company recognized an allowance for doubtful accounts of $4,346,452 related to amounts owed to the Company by Omega under the Omega Secured Note during the three months ended March 31, 2015.

The repayment of the Secured Note is guaranteed by Omega pursuant to a Guaranty Agreement and secured by a security interest granted pursuant to the terms of the Secured Note and a Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing. Additionally, we have the right to set-off any amount due upon an event of default under the Omega Secured Note against certain of the shares pledged by Omega in connection with the initial closing and the earn-out consideration due to Omega (provided that we have determined that no earn-out consideration will be due to Omega), subject to the terms of an Asset Purchase Agreement entered into with Omega.

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

We have a significant amount of outstanding indebtedness. As of June 30, 2015, we owed approximately $21.1 million in accounts payable. As of June 30, 2015, we owed $24,000,000 under the Credit Agreement. The amount owed under the Credit Agreement is due and payable on May 2, 2019 and we were previously in default of the provisions of the Credit Agreement, which were waived by our lender in connection with our entry into an amendment to the Credit Agreement. Effective March 27, 2015, we, Vertex Operating and all of our other subsidiaries other than E-Source and Golden State, entered into the MidCap Loan Agreement. Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85% of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which have not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default has occurred or is continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement is subject to certain standard conditions and requirements. A total of $1.4 million has been drawn under the MidCap Loan Agreement to date.

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

The covenants in our credit and loan agreements restrict our ability to operate our business and might lead to a default under our credit agreements.

Our debt agreements limit, among other things, our ability to:

•	incur or guarantee additional indebtedness;

•	create liens;

•	make payments to junior creditors;

•	make investments;

•	sell material assets

•	affect fundamental changes in our structure;

•	make certain acquisitions;

•	sell interests in our subsidiaries;

•	consolidate or merge with or into other companies or transfer all or substantially all of our assets; and

•	engage in transactions with affiliates.

The Credit Agreement also includes various covenants (positive and negative) binding the Company, including, requiring that the Company provide the Agent with certain reports, provide the Agent notice of material corporate events and forecasts, limiting the amount of indebtedness the Company may incur (for example, the Company’s total indebtedness could not exceed between $30,000,000-$32,000,000 at any time prior to our entry into the Second Amendment to the Credit Agreement on March 26, 2015 (the “Second Amendment”), and cannot exceed $7 million (including not more than $6 million under the MidCap Credit Agreement through December 31, 2015), subject to certain exemptions set forth in greater detail in the Credit Agreement), and requiring us to maintain certain financial ratios, relating to consolidated EBITDA (which for the purposes of the Credit Agreement, never take into account the results of operations of Vertex Refining OH, LLC (“Vertex OH”)) and debt leverage including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Credit Agreement) to certain fixed charges (quarterly on a cumulative basis), for each applicable period of between 0.90:1.00 and 1.25:1.00 (depending on the applicable period); maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for the applicable period (depending on the terms of the Credit Agreement such calculation is made for the prior 12 month period, the prior six month period or prior nine month period), for each quarter through maturity of between 4:00:1.00 and 2.5:1.00 (depending on the applicable period); maintaining consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for each applicable period (as provided in the Credit Agreement), of between $4.25 million and $11.5 million between the original date of the Credit Agreement and December 31, 2014, and between $250,000 and $9.5 million thereafter through the maturity date of the Credit Agreement (depending on the applicable quarter); maintaining at all times liquid cash on hand and available borrowings under other applicable credit agreements of at least $3 million through the date of the Second Amendment and of at least $750,000 after the date of the Second Amendment prior to June 30, 2015, $1.5 million at any time after June 30, 2015 and prior to December 31, 2015, $2 million at any time after December 31, 2015 and prior to June 30, 2016, and $2.5 million at any time after June 30, 2016 and prior to December 31, 2016, and $3 million at any time after December 31, 2016; and requiring Vertex OH to maintain not less than $500,000 in cash at all times. The Credit Agreement also provides that the Company is not authorized to make any “earn-out”

payment under the Heartland Purchase Agreement, if an event of default exists under the Credit Agreement or if such payment would create an event of default under the Credit Agreement.

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

We face significant penalties and damages in the event the registration statement we were required to file to register shares underlying the Series B Preferred Stock and Warrants sold in the Unit Offering is not declared effective within required time limits or such registration statement is subsequently suspended or terminated.

Under the Purchase Agreement, the Company has agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants under the Securities Act, for resale by the Investors. The Company has committed to file a registration statement on Form S-1 by the 30th day following the closing of the Offering (July 24, 2015), and to cause the registration statement to become effective by the 90th day following the closing (September 22, 2015) (or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing (October 22, 2015)). The Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the failure by the Company to cause the registration statement to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the Units affected by the event that are still held by the Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per year. If we fail to pay any liquidated damages in full within seven days after the date payable, we are required to pay interest thereon at a rate of 12% per annum until paid in full. In the event the registration statement is not declared effective within the required time limits set forth above, or such registration statement is subsequently suspended or terminated, or we otherwise fail to meet certain requirements set forth in the Purchase Agreement, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.

RISKS RELATED TO OUR SECURITIES

Our Chief Executive Officer, Benjamin P. Cowart, has significant voting control over us, including the appointment of Directors and may have interests that differ from other shareholders. Mr. Cowart, as a significant shareholder, may, therefore, take actions that are not in the interest of other shareholders.

Benjamin P. Cowart, our Chairman, President and Chief Executive Officer, beneficially owns approximately 28.5% of our common stock (not including shares issuable upon exercise of options and warrants held by Mr. Cowart) and 22.8% of our total voting stock, and as such, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Should conflicts of interest arise, Mr. Cowart may not act in the best interests of our other shareholders and conflicts of interest may not be resolved in a manner favorable to our other shareholders.

We have established preferred stock which can be designated by the Board of Directors without shareholder approval and have established Series A Preferred Stock and Series B Preferred Stock, which gives the holders a liquidation preference and the ability to convert such shares into our common stock.

We have 50,000,000 shares of preferred stock authorized, which includes 5,000,000 shares of designated Series A Preferred Stock of which approximately 0.6 million shares are issued and outstanding as of the date of this report, and 10,000,000 designated shares of Series B Preferred Stock, of which 8,064,534 shares are issued and outstanding as of the date of this report. The Series A Preferred Stock has a liquidation preference of $1.49 per share. The Series B Preferred Stock has a liquidation preference of $3.10 per share, payable only after amounts owed to our senior creditor are satisfied. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would have the right to receive up to the first approximately $1 million in proceeds from any such transaction and holders of our Series B Preferred Stock would have the right to receive up to $25 million after the payment of amounts owed to certain other of our creditors, but before any amount is paid to the holders of our common stock. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preference may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Furthermore, the conversion of Series A Preferred Stock and Series B Preferred Stock into common stock (each of which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations)) may cause substantial dilution to our common shareholders. Additionally, because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

In addition to the above, we are required to redeem any non-converted shares of Series B Preferred Stock, which remain outstanding on December 24, 2020, at the rate of $3.10 per share (or $25 million in aggregate as of the date of this filing), subject to the terms of our senior loan documents, which funds we may not have, or which may not be available on favorable terms, if at all.

There may be future sales of our common stock, which could adversely affect the market price of our common stock and dilute shareholders ownership of common stock.

The exercise of any options granted to executive officers and other employees under our equity compensation plans, and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock, provided that we are subject to the requirements of the Nasdaq Capital Market (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock) and are restricted for a period of six months from the effective date of the registration statement we are required to file pursuant to the Purchase Agreement from issuing securities, subject to certain exceptions, subject to the terms of the Purchase Agreement. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Additionally, the sale of all or a significant portion of the shares of common stock, the resale of which is being registered pursuant to the registration statement required by the Purchase Agreement may cause the value of our common stock to decline in value.

The issuance and sale of common stock upon exercise of the Warrants may cause substantial dilution to existing stockholders and may also depress the market price of our common stock.

The Warrants have an exercise price of $2.92 per share. The Warrants are exercisable beginning 185 days after the date of the closing of the Offering and have a term of 5.5 years. The Warrants contain a cashless exercise provision in connection with any shares that are not then registered by the Company. Although the Warrants may not be exercised by the holders thereof if such exercise would cause such holder to own more than 9.999% of our outstanding common stock, this restriction does not prevent such holder from exercising some of the Warrants, selling those shares, and then exercising the rest of the Warrants, while still staying below the 9.999% limit. In this way, the holders of the Warrants could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the Warrants choose to do this, it will cause substantial dilution to the then holders of our common stock.

If exercises of the Warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the Warrant holders, then the value of our common stock will likely decrease.

RISKS RELATED TO OUR SERIES B PREFERRED STOCK

The issuance of common stock upon conversion of the Series B Preferred Stock will cause immediate and substantial dilution to existing shareholders.

The Series B Preferred Stock (including accrued and unpaid dividends) is convertible into shares of the Company’s common stock at any time at $3.10 per share (initially a one-for-one basis). If the Company’s common stock trades at or above $6.20 per share for a period of 20 consecutive trading days at any time following the earlier of (a) the effective date of a resale registration statement which we are required to file to register the resale of the shares of common stock underlying the Series B Preferred Stock and Warrants pursuant to the Purchase Agreement, or (b) December 24, 2015, the Company may at such time force conversion of the Series B Preferred Stock (including accrued and unpaid dividends) into common stock of the Company.

The issuance of common stock upon conversion of the Series B Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Series B Preferred Stock may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Series B Preferred Stock. Although the Series B Preferred Stock may not be converted by holder if such conversion would cause the holder to own more than 9.999% of our outstanding common stock, this restriction does not prevent such holder from converting some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.999% limit. In this way, the holders of the Series B Preferred Stock could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the Series B Preferred Stock choose to do this, it will cause substantial dilution to the then holders of our common stock.

Our outstanding Series B Preferred Stock accrues a cash dividend.

Our Series B Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B Preferred Stock ($3.10 per share or $25.0 million in aggregate). The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, provided that any cash dividend payment is subject to us previously having repaid all amounts owed to our senior lender. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B Preferred Stock shares at $3.10 per share.

We may not have sufficient available cash to pay the dividends as they accrue. The payment of the dividends, or our failure to timely pay the dividends when due, could reduce our available cash on hand, have a material adverse effect on our results of operations and cause the value of our stock to decline in value. Additionally, the issuance of shares of common stock or additional shares of Series B Preferred Stock in lieu of cash dividends (and the subsequent conversion of such Series B Preferred Stock into common stock pursuant to the terms of such Series B Preferred Stock) could cause substantial dilution to the then holders of our common stock.

We may be required to issue additional shares of Series B Preferred Stock upon the occurrence of certain events.

As described above, in the event we do not have available cash to pay the dividends which accrue on the Series B Preferred Stock in cash, we are prohibited from paying such dividends in cash, and we do not have sufficient registered shares of common stock available to allow for the payment of such dividends in common stock, we are required to pay such dividends in-kind in Series B Preferred Stock shares at $3.10 per share, which will also include a $3.10 per share liquidation preference and the right to convert into common stock on a one-for-one basis.

The issuance and sale of common stock upon conversion of the Series B Preferred Stock may depress the market price of our common stock.

If conversions of the Series B Preferred Stock and sales of such converted shares take place, the price of our common stock may decline. In addition, the common stock issuable upon conversion of the Series B Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the Series B Preferred Stock holders, then the value of our common stock will likely decrease.

Any non-converted shares of Series B Preferred Stock are required to be redeemed by us on June 24, 2020. We are required to redeem any non-converted shares of Series B Preferred Stock, which remain outstanding on December 24, 2020, at the rate of $3.10 per share (or $25 million in aggregate as of the date of this filing), subject to the terms of our senior loan documents, which funds we may or may not have, or which may not be available on favorable terms, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On June 24, 2015, we closed the transactions contemplated by the June 19, 2015 Unit Purchase Agreement entered into with certain institutional Investors, pursuant to which we sold the Investors an aggregate of 8,064,534 Units, each consisting of (i) one share of Series B Preferred Stock and (ii) one warrant to purchase one-half of a share of common stock of the Company, at a price of $3.10 per Unit for an aggregate of $25.0 million.

The Units (including the shares of Series B Preferred Stock and the Warrants) were offered and sold to the Investors under the Purchase Agreement in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D of the Securities Act. Each of the Investors represented that it was an accredited investor within the meaning of Rule 501(a) of Regulation D, and acquired the Units for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Units were offered without any general solicitation by the Company or its representatives. The Units were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

In the event of the complete conversion of the shares of Series B Preferred Stock (and not including the issuance of any shares of common stock or if applicable payment-in-kind shares of Series B Preferred Stock issued in connection with accrued dividends due under the terms of the Series B Preferred Stock) and disregarding any conversion limitations set forth in the Designation (or otherwise agreed between the parties), a total of 8,064,534 shares of common stock would be issuable to the holders. In the event the Warrants were exercised in full and disregarding any conversion limitations set forth in the Warrants (or otherwise agreed between the parties), a total of 4,032,267 shares of common stock would be issuable to the holders.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Increases in Officer Salary

Effective on June 24, 2015, the Compensation Committee of the Board of Directors (the “Committee”) of the Company approved an increase in the yearly base salary of (a) Benjamin P. Cowart, our Chief Executive Officer and President to $425,000 (compared to $267,500 prior to such increase); and (b) Chris Carlson, our Chief Financial Officer and Secretary to $240,000 (compared to $195,000 prior to such increase)(collectively, the “Increases in Salary”).  The Committee also set the total yearly target bonuses of Mr. Cowart and Mr. Carlson at $385,000 and $240,000, respectively.  Notwithstanding the Increases in Salary, the Committee determined that such increases would not go into effect for at least 90 days because of our lack of liquidity, after which time the Committee will re-examine our liquidity position and determine whether such Increases in Salary will become effective (the “90 Day Compensation Re-Examination”).

Employment Agreements

Effective on August 7, 2015, we entered into new employment agreements with Mr. Cowart and Mr. Carlson, which are described in greater detail below:

Benjamin P. Cowart, Chief Executive Officer and President

On August 7, 2015, we entered into an Executive Employment Agreement with Benjamin P. Cowart, our Chief Executive Officer and President (Mr. Cowart’s prior employment agreement had expired on April 16, 2014; provided that the parties had agreed to continue operating under the terms of the prior agreement until a new agreement was entered into). The agreement, which provides for Mr. Cowart to serve as our Chief Executive Officer, has a term extending through December 31, 2018, provided that the agreement automatically extends for additional one year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

Pursuant to the terms of the agreement, Mr. Cowart’s annual compensation package includes (1) a base salary of $425,000 per year ($267,500 per year subject to the terms of the 90 Day Compensation Re-Examination described above), subject to annual increases as determined in the sole discretion of the Compensation Committee, and (2) a bonus payment to be determined in the sole discretion of the Compensation Committee in an annual targeted amount of not less than $385,000, subject to the compliance by Mr. Cowart with performance goals that may be established by the Compensation Committee from time to time, provided no goals have been established to date, and that in the absence of performance goals, the amount of such bonus would be wholly determined in the discretion of the Compensation Committee. Mr. Cowart is also paid an automobile allowance of $750 per month during the term of the agreement and is eligible to participate in our stock option plan and other benefit plans.

The agreement prohibits Mr. Cowart from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement in any state and any other geographic area in which we or our subsidiaries provide Restricted Services or Restricted Products, directly or indirectly, during the twelve months preceding the date of the termination of the agreement. “Restricted Services” means the collection, trading, purchasing, processing, storing, aggregation, transportation, manufacture, distribution, recycling, storage, refinement, re-refinement and sale of Restricted Products, dismantling, demolition, decommission and marine salvage services and any other services that we or our subsidiaries have provided or are researching, developing, performing and/or providing at any time during the two years immediately preceding the date of termination, or which Mr. Cowart has obtained any trade secret or other confidential information about at any time during the two years immediately preceding the date of termination of the agreement. “Restricted Products” means used motor oil, petroleum by-products, vacuum gas oil, aggregated feedstock and re-refined oil products, gasoline blendstock, pygas and fuel oil cutterstock, oil filters, engine coolant and/or other hydrocarbons and any other product, that we or our subsidiaries have provided or are researching, developing, manufacturing, distributing, refining, re-refining, aggregating, purchasing, selling and/or providing at any time during the two years immediately preceding the date the agreement is terminated, or which Mr. Cowart obtained any trade secret or other confidential information in connection with at any time during the two years immediately preceding the date of termination of the agreement.

We may terminate Mr. Cowart’s employment (a) for “cause” (which is defined to include, a material breach of the agreement by Mr. Cowart, any act of misappropriation of funds or embezzlement by Mr. Cowart, Mr. Cowart committing any act of fraud, or Mr. Cowart being indicted of, or pleading guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law); (b) in the event Mr. Cowart suffers a physical or mental disability which renders him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement also automatically terminates upon the death of Mr. Cowart.

Mr. Cowart may terminate his employment (a) for “good reason” (i.e., (a) if his position or duties are modified to such an extent that his duties are no longer consistent with the position of CEO of the Company, (b) there has been a material breach by us of a material term of the agreement or Mr. Cowart reasonably believes that we are violating any law which would have a material adverse effect on our operations and such violation continues uncured thirty days after such breach and after notice thereof has been provided to us by Mr. Cowart, or (c) Mr. Cowart’s compensation is reduced without his consent, or we fail to pay to Mr. Cowart any compensation due to him upon five days written notice from Mr. Cowart informing us of such failure); provided, however, prior to any such termination by Mr. Cowart for “good reason”, Mr. Cowart must first advise us in writing (within 15 days of the occurrence of such event) and provide us 15 days to cure (5 days in connection with the reduction of Mr. Cowart’s salary or the failure to pay amounts owed to him)); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

In the event that Mr. Cowart’s employment is terminated for any reason (not including, however, a termination by us for “cause” or a termination as a result of Mr. Cowart’s death or disability) during the twelve month period following a Change of Control (a “Change of Control Termination”) or in anticipation of a Change of Control, we are required to pay Mr. Cowart, within 60 days following the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of his current base salary and the amount of the last bonus payable to Mr. Cowart (the “Change of Control Payment”), which amount is due within 60 days of the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control. If Mr. Cowart’s employment terminates due to a Change of Control Termination within six (6) months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control” for all purposes. In addition, in the event of a Change of Control, all of Mr. Cowart’s equity-based compensation immediately vests to Mr. Cowart and any outstanding stock options held by Mr. Cowart can be exercised by Mr. Cowart until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances, provided that if Mr. Cowart’s employment ends in anticipation of a Change of Control and such equity-based compensation awards or stock options have previously expired pursuant to their terms, the Company is required to pay Mr. Cowart a lump sum payment, payable on the same date as the Change of Control Payment, equal to the black scholes value of the expired and unexercised equity compensation awards and stock options held by Mr. Cowart on the date of termination, based on the value of such awards had they been exercisable through the end of their stated term and had not previously expired. “Change of Control” for the purposes of the agreement means: (a) any person obtaining beneficial ownership representing more than 50% of the total voting power represented by our then outstanding voting securities without the approval of not fewer than two-thirds of our Board of Directors; (b) a merger or consolidation of us whether or not approved by our Board of Directors, other than a merger or consolidation that would result in our voting securities immediately prior thereto continuing to represent at least 50% of the total voting power outstanding immediately after such merger or consolidation, (c) our shareholders approving a plan of complete liquidation or an agreement for the sale or disposition by us of all or substantially all of our assets, or (d) as a result of the election of members to our Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors on August 7, 2015, except in the event that such slate of directors is proposed by a committee of the Board of Directors; provided that if the definition of “Change of Control” in our Stock Incentive Plans or Equity Compensation Plans is more favorable than the definition above, then such definition shall be controlling.

If Mr. Cowart’s employment is terminated pursuant to his death, disability, the end of the initial term (or any renewal term), without “good reason” by Mr. Cowart, or by us for “cause”, Mr. Cowart is entitled to all salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which Mr. Cowart was participating as of the termination date. Additionally, any unvested stock options or equity compensation held by Mr. Cowart immediately terminate and are forfeited (unless otherwise provided in the applicable award) and any previously vested stock options (or if applicable equity compensation) are subject to the terms and conditions set forth in the applicable Stock Incentive Plan or Equity Compensation Plan, or award agreement, as such may describe the rights and obligations upon termination of employment of Mr. Cowart.

If Mr. Cowart’s employment is terminated by Mr. Cowart for “good reason”, or by us without “cause”, (a) Mr. Cowart is entitled to continue to receive the salary due pursuant to the terms of the agreement at the rate in effect upon the termination date for twelve (12) months or otherwise until such obligation ceases. Additionally, unvested benefits (whether equity or cash benefits and bonuses) will vest immediately upon such termination and any outstanding stock options previously granted to Mr. Cowart will vest immediately upon such termination and will be exercisable until the earlier of (A) one year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances.

The agreement contains standard assignment of inventions, indemnification and confidentiality provisions. Further, Mr. Cowart is subject to non-solicitation covenants during the term of the agreement.

Although Mr. Cowart will be prohibited from competing with us while he is employed with us, he will only be prohibited from competing for twelve months after his employment with us ends pursuant to the agreement, provided that Mr. Cowart is also prohibited from competing against us in connection with certain of our operations until August 17, 2017, pursuant to a prior Non-Competition and Non-Solicitation Agreement entered into with Mr. Cowart.

Chris Carlson, Chief Financial Officer and Secretary

On August 7, 2015, we entered into an Executive Employment Agreement with Chris Carlson, our Chief Financial Officer and Secretary (Mr. Carlson’s prior employment agreement had expired on April 1, 2015; provided that the parties had agreed to continue operating under the terms of the prior agreement until a new agreement was entered into). The agreement, which provides for Mr. Carlson to serve as our Chief Financial Officer, has a term extending through December 31, 2018, provided that the agreement automatically extends for additional one year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

Pursuant to the terms of the agreement, Mr. Carlson’s annual compensation package includes (1) a base salary of $240,000 per year ($195,000 per year subject to the terms of the 90 Day Compensation Re-Examination described above), subject to annual increases as determined in the sole discretion of the Compensation Committee, and (2) a bonus payment to be determined in the sole discretion of the Compensation Committee in an annual targeted amount of not less than $240,000, subject to the compliance by Mr. Carlson with performance goals that may be established by the Compensation Committee from time to time, provided no goals have been established to date, and that in the absence of performance goals, the amount of such bonus would be wholly determined in the discretion of the Compensation Committee. Mr. Carlson is also paid an automobile allowance of $750 per month during the term of the agreement and is eligible to participate in our stock option plan and other benefit plans.

The agreement prohibits Mr. Carlson from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement in any state and any other geographic area in which we or our subsidiaries provide Restricted Services or Restricted Products, directly or indirectly, during the twelve months preceding the date of the termination of the agreement. “Restricted Services” means the collection, trading, purchasing, processing, storing, aggregation, transportation, manufacture, distribution, recycling, storage, refinement, re-refinement and sale of Restricted Products, dismantling, demolition, decommission and marine salvage services and any other services that we or our subsidiaries have provided or are researching, developing, performing and/or providing at any time during the two years immediately preceding the date of termination, or which Mr. Carlson has obtained any trade secret or other confidential information about at any time during the two years immediately preceding the date of termination of the agreement. “Restricted Products” means used motor oil, petroleum by-products, vacuum gas oil, aggregated feedstock and re-refined oil products, gasoline blendstock, pygas and fuel oil cutterstock, oil filters, engine coolant and/or other hydrocarbons and any other product, that we or our subsidiaries have provided or are researching, developing, manufacturing, distributing, refining, re-refining, aggregating, purchasing, selling and/or providing at any time during the two years immediately preceding the date the agreement is terminated, or which Mr. Carlson obtained any trade secret or other confidential information in connection with at any time during the two years immediately preceding the date of termination of the agreement.

We may terminate Mr. Carlson’s employment (a) for “cause” (which is defined to include, a material breach of the agreement by Mr. Carlson, any act of misappropriation of funds or embezzlement by Mr. Carlson, Mr. Carlson committing any act of fraud, or Mr. Carlson being indicted of, or pleading guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law); (b) in the event Mr. Carlson suffers a physical or mental disability which renders him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement also automatically terminates upon the death of Mr. Carlson.

Mr. Carlson may terminate his employment (a) for “good reason” (i.e., (a) if his position or duties are modified to such an extent that his duties are no longer consistent with the position of CFO of the Company, (b) there has been a material breach by us of a material term of the agreement or Mr. Carlson reasonably believes that we are violating any law which would have a material adverse effect on our operations and such violation continues uncured thirty days after such breach and after notice thereof has been provided to us by Mr. Carlson, or (c) Mr. Carlson’s compensation is reduced without his consent, or we fail to pay to Mr. Carlson any compensation due to him upon five days written notice from Mr. Carlson informing us of such failure); provided, however, prior to any such termination by Mr. Carlson for “good reason”, Mr. Carlson must first advise us in writing (within 15 days of the occurrence of such event) and provide us 15 days to cure (5 days in connection with the reduction of Mr. Carlson’s salary or the failure to pay amounts owed to him)); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

In the event that Mr. Carlson’s employment is terminated for any reason (not including, however, a termination by us for “cause” or a termination as a result of Mr. Carlson’s death or disability) during the twelve month period following a Change of Control (a “Change of Control Termination”) or in anticipation of a Change of Control, we are required to pay Mr. Carlson, within 60 days following the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of his current base salary and the amount of the last bonus payable to Mr. Carlson (the “Change of Control Payment”), which amount is due within 60 days of the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control. If Mr. Carlson’s employment terminates due to a Change of Control Termination within six (6) months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control” for all purposes. In addition, in the event of a Change of Control, all of Mr. Carlson’s equity-based compensation immediately vests to Mr. Carlson and any outstanding stock options held by Mr. Carlson can be exercised by Mr. Carlson until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances, provided that if Mr. Carlson’s employment ends in anticipation of a Change of Control and such equity-based compensation awards or stock options have previously expired pursuant to their terms, the Company is required to pay Mr. Carlson a lump sum payment, payable on the same date as the Change of Control Payment, equal to the black scholes value of the expired and unexercised equity compensation awards and stock options held by Mr. Carlson on the date of termination, based on the value of such awards had they been exercisable through the end of their stated term and had not previously expired. “Change of Control” for the purposes of the agreement means: (a) any person obtaining beneficial ownership representing more than 50% of the total voting power represented by our then outstanding voting securities without the approval of not fewer than two-thirds of our Board of Directors; (b) a merger or consolidation of us whether or not approved by our Board of Directors, other than a merger or consolidation that would result in our voting securities immediately prior thereto continuing to represent at least 50% of the total voting power outstanding immediately after such merger or consolidation, (c) our shareholders approving a plan of complete liquidation or an agreement for the sale or disposition by us of all or substantially all of our assets, or (d) as a result of the election of members to our Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors on August 7, 2015, except in the event that such slate of directors is proposed by a committee of the Board of Directors; provided that if the definition of “Change of Control” in our Stock Incentive Plans or Equity Compensation Plans is more favorable than the definition above, then such definition shall be controlling.

If Mr. Carlson’s employment is terminated pursuant to his death, disability, the end of the initial term (or any renewal term), without “good reason” by Mr. Carlson, or by us for “cause”, Mr. Carlson is entitled to all salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which Mr. Carlson was participating as of the termination date. Additionally, any unvested stock options or equity compensation held by Mr. Carlson immediately terminate and are forfeited (unless otherwise provided in the applicable award) and any previously vested stock options (or if applicable equity compensation) are subject to the terms and conditions set forth in the applicable Stock Incentive Plan or Equity Compensation Plan, or award agreement, as such may describe the rights and obligations upon termination of employment of Mr. Carlson.

If Mr. Carlson’s employment is terminated by Mr. Carlson for “good reason”, or by us without “cause”, (a) Mr. Carlson is entitled to continue to receive the salary due pursuant to the terms of the agreement at the rate in effect upon the termination date for twelve (12) months following the termination date, payable in accordance with our normal payroll practices and policies; (b) Mr. Carlson is entitled to the pro rata amount of any cash bonus which would be payable to Mr. Carlson had he remained employed for an additional twelve months following the termination date; and (c) provided Mr. Carlson elects to receive continued health insurance coverage through COBRA, we are required to pay Mr. Carlson’s monthly COBRA contributions for health insurance coverage, as may be amended from time to time (less an amount equal to the premium contribution paid by active Company employees, if any) for twelve months following the termination date; provided, however, that if at any time Mr. Carlson is covered by a substantially similar level of health insurance through subsequent employment or otherwise such obligation ceases. Additionally, unvested benefits (whether equity or cash benefits and bonuses) will vest immediately upon such termination and any outstanding stock options previously granted to Mr. Carlson will vest immediately upon such termination and will be exercisable until the earlier of (A) one year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances.

The agreement contains standard assignment of inventions, indemnification and confidentiality provisions. Further, Mr. Carlson is subject to non-solicitation covenants during the term of the agreement.

Although Mr. Carlson will be prohibited from competing with us while he is employed with us, he will only be prohibited from competing for twelve months after his employment with us ends pursuant to the agreement, provided that Mr. Carlson is also prohibited from competing against us in connection with certain of our operations until August 17, 2017, pursuant to a prior Non-Competition and Non-Solicitation Agreement entered into with Mr. Carlson.

Aaron Oil Acquisition

Effective August 6, 2015, H&H Oil acquired a collection route consisting of collecting, shipping and selling used oil, oil filters, antifreeze and other related services in the state of Louisiana, but excluding industrial customers, maritime customers, off shore customers, dockside locations, industrial services, used absorbent services, wastewater generating customers and collectors/transporters of crankcase used oil, petroleum fuel reclamation customers and crude oil producers/processing/recovery/reclamation customers of Aaron Oil Company, Inc. (“Aaron Oil”). Included in the purchase were certain trucks and other assets owned by Aaron Oil and certain contract rights. The President, Chief Executive Officer and owner of Aaron Oil is Dan Cowart, the brother of our Chief Executive Officer and largest stockholder, Benjamin P. Cowart. The acquisition price paid at closing was approximately $1 million, which included a reimbursement for certain prepaid contract rights. Aaron Oil also agreed to provide account servicing services to us for a period of sixty days following the closing at an agreed upon price per gallon of oil serviced. Aaron Oil also agreed to a non-compete provision prohibiting Aaron Oil from competing against the Company in the Louisiana market for a period of two years from the closing.

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

VERTEX ENERGY, INC.

Date: August 10, 2015	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
1.1	Underwriting Agreement, dated November 20, 2013, by and among Vertex Energy, Inc. and Craig-Hallum Capital Group LLC		8-K	1.1	11/21/2013	001-11476
2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/2012	000-53619
2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/2012	000-53619
2.3	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC.,Vertex Refining NV., LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (March 17, 2014)		8-K	2.1	3/19/2014	001-11476
2.4	Second Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 30, 2014)		8-K	2.3	5/6/2014	001-11476
2.5(#)	Third Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (May 2, 2014)		8-K	2.4	5/6/2014	001-11476
2.6	Fourth Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Louisiana LV OR LLC, formerly known as Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (January 19, 2015)		8-K	2.1	1/21/2015	001-11476
2.7	Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy Inc. and Heartland Group Holdings, LLC (October 21, 2014)		8-K	2.1	10/28/2014	001-11476
2.8	First Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (November 26, 2014)		8-K	2.2	12/1/2014	001-11476

2.9	Second Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (December 5, 2014)	8-K	2.3	12/9/2014	001-11476
2.10	Third Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (March 4, 2015)	8-K	2.4	3/6/2015	001-11476
3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.	8-K/A	3.1	6/26/2009	000-53619
3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.	8-K	3.1	7/16/2010	000-53619
3.3	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock (as filed with the Secretary of State of Nevada on June 23, 2015)	8-K	3.1	6/24/2014	001-11476
3.4	Amended and Restated Bylaws of Vertex Energy, Inc.	8-K	3.1	1/15/2014	001-11476
10.1	Employment Agreement with Benjamin P. Cowart effective April 16, 2009 ***	8-K/A	10.5	6/26/2009	000-53619
10.2	Employment Agreement with Matthew Lieb effective April 16, 2009 ***	8-K/A	10.7	6/26/2009	000-53619
10.3	Loan Agreement with Bank of America dated September 16, 2010	8-K	10.1	9/24/2010	000-53619
10.4	Security Agreement with Bank of America dated September 16, 2010	8-K	10.2	9/24/2010	000-53619
10.5(+)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013	8-K	10.1	11/12/2013	001-11476
10.6	Amended and Restated Employment Agreement with Chris Carlson dated March 29, 2011 and effective April 1, 2010***	10-K	10.18	12/31/2010	000-53619
10.7	First Amendment to Employment Agreement with Benjamin P. Cowart dated March 25, 2011 and effective as of December 15, 2010***	10-K	10.19	12/31/2010	000-53619
10.8	First Amendment to Employment Agreement with Matt Lieb dated February 1, 2011 and effective March 28, 2011***	10-K	10.20	12/31/2010	000-53619
10.9	Addendum to Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated July 5, 2011***	10-Q	10.21	9/30/2011	000-53619
10.10	Second Addendum to Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated June 15, 2012***	10-Q	10.11	9/30/2012	000-53619
10.11	Employment Agreement with John Strickland - July 2012**	10-Q	10.12	9/30/2012	000-53619

10.12	Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	8-K	10.1	9/12/2012	000-53619
10.13	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.2	9/12/2012	000-53619
10.14	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.3	9/12/2012	000-53619
10.15	Security Agreement with Bank of America, N.A. dated August 31, 2012	8-K	10.4	9/12/2012	000-53619
10.16	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.5	9/12/2012	000-53619
10.17	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	10-Q	10.18	9/30/2012	000-53619
10.18	Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***	10-Q	10.19	9/30/2012	000-53619
10.19	Second Addendum to Employment Agreement with Benjamin P. Cowart, dated August 31, 2012***	10-Q	10.20	9/30/2012	000-53619
10.20	First Addendum to Amended and Restated Employment Agreement with Chris Carlson, dated August 31, 2012***	10-Q	10.21	9/30/2012	000-53619
10.21	2004 Stock Option Plan - World Waste Technologies, Inc.***	10-KSB	10.3	12/31/2004	001-11476
10.22	Form of Stock Option Agreement, pursuant to 2004 Stock Option Plan***	10-KSB	10.4	12/31/2004	001-11476
10.23	2007 Stock Plan - World Waste Technologies, Inc.***	8-K	10.2	5/21/2007	001-11476
10.24	Form of Stock Option Agreement, pursuant to 2007 Stock Option Plan***	8-K	10.3	5/21/2007	001-11476
10.25	Vertex Energy, Inc., 2008 Stock Incentive Plan***	8-K/A	4.1	6/26/2009	000-53619
10.26	2008 Stock Incentive Plan - Form of Stock Option Agreement***	10-K	10.27	12/31/2012	001-11476
10.27	Vertex Energy, Inc., 2009 Stock Incentive Plan***	8-K	4.1	7/31/2009	000-53619
10.28	2009 Stock Incentive Plan - Form of Stock Option Agreement***	10-K	10.29	12/31/2012	001-11476
10.29	Waiver and Second Amendment to Credit Agreement with Bank of America, N.A. (January 2013)	10-K	10.30	12/31/2012	001-11476
10.30	Vertex Energy, Inc. 2013 Stock Incentive Plan***	S-8	4.1	7/28/2014	333-197659
10.31	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***	8-K	10.1	9/30/2013	001-11476
10.32	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***	S-8	4.3	7/28/2014	333-197659

10.33(+)	Secured Promissory Note ($13,858,066.67)-May 2, 2014-Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender	8-K	10.1	5/6/2014	001-11476
10.34	Guaranty Agreement-Omega Holdings-May 2, 2014	8-K	10.2	5/6/2014	001-11476
10.35(+)	Credit and Guaranty Agreement dated as of May 2, 2014, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as Guarantors, and Goldman Sachs USA, as Lender and as Administrative Agent, Collateral Agent, and Lead Arranger	8-K	10.3	5/6/2014	001-11476
10.36	Term Loan Note ($40,000,000)-Credit and Guaranty Agreement dated as of May 2, 2014	8-K	10.4	5/6/2014	001-11476
10.37(+)	Pledge and Security Agreement-Credit and Guaranty Agreement dated as of May 2, 2014	8-K	10.5	5/6/2014	001-11476
10.38(+)	Amended and Restated Credit Agreement, among Vertex Energy, Inc., and Vertex Energy Operating, LLC, as Borrowers and Bank of America, N.A., as Lender as of May 2, 2014	8-K	10.6	5/6/2014	001-11476
10.39	Revolving Note ($20,000,000)-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.7	5/6/2014	001-11476
10.40(+)	Pledge and Security Agreement-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.8	5/6/2014	001-11476
10.41	Amended and Restated Guaranty-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.9	5/6/2014	001-11476
10.42	Intercreditor Agreement, May 2, 2014, by and among Bank of America, N.A. and Goldman Sachs Bank USA	8-K	10.10	5/6/2014	001-11476
10.43	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with David Peel (April 2014)***	8-K	10.1	6/24/2014	001-11476
10.44	Retention and Noncompetition Agreement with David Peel (April 2014)***	8-K	10.2	6/24/2014	001-11476
10.45	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***	8-K	10.1	7/29/2014	001-11476
10.46	Form of Common Stock Purchase Agreement dated June 5, 2014 by and between Vertex Energy, Inc. and the purchasers named therein	8-K	10.1	6/6/2014	001-11476
10.47	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments	10-Q	10.22	6/30/2014	001-11476

10.48	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments	10-Q	10.23	6/30/2014	001-11476
10.49	Operation and Maintenance Agreement dated as of November 3, 2010, by and between Magellan Terminals Holdings, L.P. (f/k/a Marrero Terminal, LLC) and Omega Refining, LLC	10-Q	10.24	6/30/2014	001-11476
10.50(#)	Terminaling Services Agreement between Marrero Terminal LLC (Owner) and Omega Refining, LLC (Customer) dated as of May 1, 2008	10-Q	10.25	6/30/2014	001-11476
10.51(#)	Second Use Motor Oil Buy/Sell Contract dated August 1, 2012, by and between Thermo Fluids, Inc. and Omega Refining, LLC	10-Q	10.26	6/30/2014	001-11476
10.52	Consulting Agreement, Timothy C. Harvey (October 3, 2014)***	8-K	10.1	10/9/2014	001-11476
10.53	Consulting Agreement between Heartland Group Holdings, LLC and Vertex Energy Operating, LLC (July 28, 2014)	8-K	10.1	10/28/2014	001-11476
10.54	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Benjamin Paul Cowart 2012 Grantor Retained Trust (December 4, 2014)	8-K	4.1	12/9/2014	001-11476
10.55	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Shelley T. Cowart 2012 Grantor Retained Trust (December 4, 2014)	8-K	4.2	12/9/2014	001-11476
10.56	Form of Subscription Agreement dated December 4, 2014	8-K	10.2	12/9/2014	001-11476
10.57	First Amendment to Credit and Guaranty Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Goldman Sachs Bank USA (December 5, 2014)	8-K	10.3	12/9/2014	001-11476
10.58	First Amendment to Amended and Restated Credit Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Bank of America, N.A. (December 5, 2014)	8-K	10.4	12/9/2014	001-11476
10.59	First Amendment to Secured Promissory Note dated January 7, 2015 - Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender	8-K	10.2	1/15/2015	001-11476
10.60	Second Amendment to Credit and Guaranty Agreement dated March 26, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company's subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. ("Lender") and Goldman Sachs Bank USA. as Administrative Agent and Collateral Agent for Lender	8-K	10.1	3/31/2015	001-11476

10.61	Common Stock Purchase Warrant to purchase 1,766,874 shares of common stock dated March 26, 2015, by Vertex Energy, Inc., in favor of Goldman, Sachs & Co.	8-K	10.2	3/31/2015	001-11476
10.62(#)	Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated March 27, 2015	8-K/A	10.3	6/16/2015	001-11476
10.63	Revolving Note by Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P. in favor of MidCap Business Credit LLC dated March 27, 2015, in the face amount of up to $7 million [provided that notwithstanding the face amount of such Revolving Note, the Revolving Note only evidences amounts borrowed under such security from time to time]	8-K	10.4	3/31/2015	001-11476
10.64	Intercreditor Agreement dated March 26, 2015, by and between MidCap Business Credit LLC and Goldman Sachs Bank USA	8-K	10.5	3/31/2015	001-11476
10.65	Lease With Option For Membership Interest Purchase (April 30, 2015), by and between Vertex Refining NV, LLC as lessee and Bango Oil, LLC, as landowner	8-K	10.1	5/5/2015	001-11476
10.66	Acknowledgement and Confirmation Agreement (April 30, 2015), by and among Vertex Energy, Inc., Vertex Refining NV, LLC, Bango Oil, LLC, RESC, LLC, and Diatom Rail Park, LLC	8-K	10.2	5/5/2015	001-11476
10.67	Personal Property Lease (April 30, 2015), by and between Vertex Refining NV, LLC, Omega Refining, LLC and Bango Refining NV, LLC	8-K	10.3	5/5/2015	001-11476
10.68	Consent Letter (April 30, 2015) From Goldman Sachs Bank USA	8-K	10.4	5/5/2015	001-11476
10.69	Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated March 27, 2015	8-K	10.3	6/16/2015	001-11476
10.70	Form of Unit Purchase Agreement dated June 19, 2015 by and between Vertex Energy, Inc. and the purchasers named therein	8-K	10.1	6/19/2015	001-11476

10.71	Third Amendment to Credit and Guaranty Agreement dated June 18, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company’s subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. (“Lender") and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender		8-K	10.2	6/24/2015	001-11476
10.72	Form of Warrant (incorporated by reference to Exhibit B of the Form of Unit Purchase Agreement incorporated by reference herein as Exhibit 10.69)		8-K	10.3	6/19/2015	001-11476
10.73	Executive Employment Agreement with Benjamin P. Cowart (August 7, 2015)***	X
10.74	Executive Employment Agreement with Chris Carlson (August 7, 2015)***	X
16.1	Letter dated April 30, 2015 From LBB & Associates Ltd., LLP		8-K	16.1	5/1/2015	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS++	XBRL Instance Document	X
101.SCH++	XBRL Taxonomy Extension Schema Document	X
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X

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