Form 10-Q
period 2015-09-30
Vertex Energy Inc.
filed 2015-11-09
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2015

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 28,214,276 shares of common stock issued and outstanding as of November 6, 2015.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$4,020,161	$6,017,076
Accounts receivable, net	7,897,650	9,936,948
Current portion of notes receivable, net	1,000,000	3,150,000
Inventory	3,847,157	12,620,616
Prepaid expenses	2,169,524	1,245,307
Costs in excess of billings	—	779,285
Total current assets	18,934,492	33,749,232

Noncurrent assets

Fixed assets, at cost	61,560,190	59,919,721
Less accumulated depreciation	(6,742,217)	(3,758,373)
Net fixed assets	54,817,973	56,161,348
Notes receivable	8,308,000	8,308,000
Intangible assets, net	17,687,897	18,512,960
Goodwill	4,922,353	4,922,353
Deferred financing cost, net	1,818,376	2,191,888
Deferred federal income tax	—	9,495,000
Other assets	481,450	481,450
Total noncurrent assets	88,036,049	100,072,999
TOTAL ASSETS	$106,970,541	$133,822,231

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,893,323	$21,984,136
Dividends payable	401,951	—
Capital leases	364,561	492,755
Current portion of long-term debt	4,773,042	40,136,584
Revolving note	659,893	—
Deferred revenue	—	463,210
Total current liabilities	19,092,770	63,076,685
Long-term liabilities
Long-term debt	21,644,605	1,867,574
Derivative liability	4,393,034	—
Contingent consideration	6,069,000	6,069,000
Deferred federal income tax	—	4,189,000
Total liabilities	51,199,409	75,202,259

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY
Series B Preferred shares, $.001 par value per share:
10,000,000 shares authorized, 8,032,274 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively with liquidation preference of $24,900,050 at
September 30, 2015	11,191,623	—

EQUITY
Preferred stock, $0.001 par value per share:
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value,
5,000,000 authorized and 612,943 and 630,419 issued
and outstanding with a liquidation preference of $913,285 and $939,324 at September 30, 2015 and December 31,
2014, respectively	613	630
Common stock, $0.001 par value per share;
750,000,000 shares authorized; 28,214,276 and 28,108,105
issued and outstanding at September 30, 2015 and
December 31, 2014, respectively	28,214	28,109
Additional paid-in capital	52,884,086	46,595,472
Retained earnings (accumulated deficit)	(8,333,404)	11,995,761
Total Equity	$44,579,509	$58,619,972
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$106,970,541	$133,822,231
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$39,262,584	$76,903,516	$126,066,634	$196,332,796
Cost of revenues	34,104,949	73,761,171	115,748,581	179,949,373
Gross profit	5,157,635	3,142,345	10,318,053	16,383,423

Reduction of contingent consideration	—	(1,876,752)	—	(1,876,752)

Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	6,052,764	4,706,104	17,064,043	11,786,070
Depreciation and amortization expense	1,597,881	1,180,443	4,716,177	2,981,393
Acquisition related expenses	5,910	259,235	163,588	2,819,065
Total operating expenses	7,656,555	6,145,782	21,943,808	17,586,528

Income (loss) from operations	(2,498,920)	(1,126,685)	(11,625,755)	673,647

Other income (expense):
Provision for doubtful accounts	—	—	(2,650,000)	—
Other income	11	109,980	29	110,357
Gain on bargain purchase	—	92,635	—	6,573,686
Other income (expense)	(20,657)	—	(78,316)	(10,866)
Gain on change in value of derivative liability	818,051	—	2,635,033	—
Gain on futures contracts	395,430	—	395,430	—
Interest expense	(763,791)	(947,325)	(2,851,947)	(1,680,371)
Total other income (expense)	429,044	(744,710)	(2,549,771)	4,992,806

Income (loss) before income tax	(2,069,876)	(1,871,395)	(14,175,526)	5,666,453

Income tax expense	—	(57,975)	(5,306,000)	(57,975)

Net income (loss)	$(2,069,876)	$(1,929,370)	$(19,481,526)	$5,608,478

Net income (loss) attributable to non-controlling interest	$—	$—	$—	$325,399

Net income (loss) attributable to Vertex Energy, Inc.	$(2,069,876)	$(1,929,370)	$(19,481,526)	$5,933,877

Less: accretion of discount on series B	$(444,899)	$—	$(444,899)	$—
Less: accrual of dividend on series B	(402,740)	—	(402,740)	—
Less: other	(55,056)	—	(55,056)	—

Net income (loss) available to common shareholders	$(2,972,571)	$(1,929,370)	$(20,384,221)	$5,933,877

Earnings (loss) per common share
Basic	$(0.11)	$(0.08)	$(0.72)	$0.26
Diluted	$(0.11)	$(0.08)	$(0.72)	$0.24

Shares used in computing earnings per share
Basic	28,198,701	25,151,660	28,165,427	23,077,914
Diluted	28,198,701	25,151,660	28,165,427	24,825,326
See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
	Common Stock Shares	Common Stock $.001 Par	Series A Preferred Stock Shares	Series A Preferred Stock $.001 Par	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance on January 1, 2015	28,108,105	$28,108	630,419	$630	$46,595,472	$11,995,761	$58,619,971
Share based compensation expense, total	—	—	—	—	305,153	—	305,153
Issuance of restricted common stock	56,180	56	—	—	199,958	—	200,014
Conversion of preferred A stock to common	17,476	17	(17,476)	(17)	—	—	—
Conversion of Preferred B stock to common	32,515	33			100,763		100,796
Beneficial conversion feature on Preferred stock (APIC)	—	—	—	—	5,682,740	—	5,682,740
Dividends declared, Preferred B shares, stock						(402,740)	(402,740)
Accretion of redemption discount, Preferred series B					—	(444,899)	(444,899)
Net income (loss)	—	—	—	—	—	(19,481,526)	(19,481,526)
Balance on September 30, 2015	28,214,276	$28,214	612,943	$613	$52,884,086	$(8,333,404)	$44,579,509

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)
	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net income (loss)	$(19,481,526)	$5,608,478
Adjustments to reconcile net income to cash provided by (used in) operating activities
Stock based compensation expense	305,153	173,979
Depreciation and amortization	4,716,177	2,981,393
Gain on acquisition	—	(6,573,686)
Loss on asset sale	63,410	—
Gain on change in fair value of derivative liability	(2,635,033)	—
Deferred federal income tax	5,306,000	—
Reduction of contingent liability	—	(1,876,752)
Changes in operating assets and liabilities
Accounts receivable	1,879,150	(9,731,011)
Allowance for doubtful accounts	2,810,146	(230,000)
Notes receivable-related party	—	(3,150,000)
Inventory	8,773,459	(6,269,253)
Prepaid expenses	(924,216)	(1,348,935)
Costs in excess of billings	779,285	—
Accounts payable	(8,858,058)	8,962,991
Deferred revenue	(495,965)	—
Other assets	—	(81,450)
Net cash provided by (used in) operating activities	(7,762,018)	(11,534,246)

Cash flows from investing activities
Acquisitions	(1,082,649)	(30,164,464)
Purchase of fixed assets	(1,159,488)	(4,227,056)
Proceeds from asset sales	4,500	—
Notes receivable	(500,000)	—
Net cash used in investing activities	(2,737,637)	(34,391,520)

Cash flows from financing activities
Proceeds from sale of stock	23,557,553	15,803,000
Payments on contingent consideration	—	(136,662)
Payments on notes payable	(18,019,983)	(10,469,474)
Proceeds from note payable	2,305,277	41,372,315
Proceeds from revolving note	74,801,900	—
Payments on revolving note	(74,142,007)	—
Debt issue cost	—	(2,452,157)
Proceeds from exercise of common stock options and warrants	—	359,862
Net cash provided by (used in) financing activities	8,502,740	44,476,884

Net change in cash and cash equivalents	(1,996,915)	(1,448,882)

Cash and cash equivalents at beginning of the period	6,017,076	2,678,628

Cash and cash equivalents at end of period	$4,020,161	$1,229,746

SUPPLEMENTAL INFORMATION
Cash paid for interest	$2,835,681	$1,600,117
Cash paid for income taxes	$—	$80,158

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$17	$689
Dividends declared but not yet paid	$401,951	$—
Note payable for acquisition of E-Source interest	$—	$854,050
Additional paid in capital for acquisition of E-Source interest	$—	$1,790,745
Shares issued as payment	$200,000	$—
Beneficial conversion feature for Series B Preferred stock	$5,737,796	$—
Fair value of warrants issued with series B Preferred stock	$7,028,067	$—

 See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

•
Vertex Refining, OH, LLC collects and re refines used oil and residual materials from customers throughout the Midwest. Refinery operations are based in Columbus, Ohio and have collection branches located in Norwalk, Ohio Zanesville, Ohio, Ravenswood, West Virginia, and Mt. Sterling, Kentucky.

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

Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any significant off balance sheet credit exposure related to its customers. The allowance was $476,861 and $316,715 at September 30, 2015 and December 31, 2014, respectively.

Inventory

Inventories of products consist of feedstocks and refined petroleum products and are reported at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable. The Company recognized an inventory impairment loss of $0 and $467,911 at September 30, 2015 and December 31, 2014, respectively.

Revenue recognition

Revenue for each of the Company’s divisions is recognized when persuasive evidence of an arrangement exists, goods are delivered, sales price is determinable, and collection is reasonably assured. Revenue is recognized upon delivery by truck and railcar of feedstock to its re-refining customers and upon product leaving the Company’s terminal facilities and third party processing facility via barge. Revenue is also recognized as recovered scrap materials are sold.

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

The loss during the quarter ended March 31, 2015 put the Company in an accumulated loss position for the cumulative 12 quarters then ended. The Company did not have sufficient positive evidence to overcome the recent losses and determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2015 and as a result the Company incurred deferred tax expense of $5,306,000 during the three month period ended March 31, 2015.

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
Derivative Financial Instruments
The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are determined using level 1 inputs (quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available commodity futures prices rates at each financial reporting date. The fair value of the Company’s futures contracts is included in other prepaid assets in the accompanying consolidated balance sheets; and the gain or losses are included in gain on futures contracts in the accompanying consolidated statements of operations.

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

NOTE 3. LIQUIDITY

During the six month period ending June 30, 2015, an event of default occurred under our financing agreements (as described in Note 10). We were able to obtain a waiver of the defaults under the credit agreements and to negotiate mutually agreed upon amendments to the credit agreements to bring the Company into compliance with such credit agreements. In June 2015, we raised an additional $25.0 million in cash from the issuance of Series B Preferred Stock, as further described in Note 13. We used the net proceeds to repay amounts owed under the credit agreements in the amount of $15.1 million. In addition, on November 9, 2015, the Company further amended the credit agreements, as further described in Note 16. Based upon the revised terms of the credit agreements, the current net working capital, our cash flow projections for the next twelve months including recovery of insurance proceeds, and the Company's ability to issue stock and access capital markets, we believe that the Company will have sufficient liquidity to meet the Company's obligations for the foreseeable future.
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

NOTE 4. ACQUISITIONS

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

NOTE 5. RELATED PARTIES

Effective October 3, 2014, the Company entered into a consulting agreement with its director, Timothy C. Harvey, pursuant to which Mr. Harvey agreed to provide consulting services to the Company in connection with overseeing the Company’s trading and selling of finished products and assisting the Company with finding the best markets for products from the Company’s facilities for a term of one year. In consideration for agreeing to provide services under the agreement, the Company agreed to pay Mr. Harvey $10,000 per month, and to grant him an option to purchase up to 75,000 shares of the Company's common stock at an exercise price of $6.615 per share, the mean between the highest and lowest quoted selling prices of the Company's common stock on October 2, 2014 (the day immediately preceding the approval by the Board of Directors of the agreement), which vest at the rate of 1/4th of such options per year, subject to Mr. Harvey’s continued consulting, employment or service as a director of the Company, which options were granted under the Company's 2013 Stock Incentive Plan. Effective August 1, 2015, Mr. Harvey's agreement was changed to an hourly basis whereby he will only be paid on an as-needed basis.

On August 6, 2015, the Company acquired a collection route in the state of Louisiana. The President, Chief Executive Officer and owner of which is Dan Cowart, the brother of our Chief Executive Officer and largest stockholder, Benjamin P. Cowart, as described in Note 4.

NOTE 6. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At September 30, 2015 and 2014 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	21%	1%	9%	47%
Customer 2	17%	14%	13%	8%
Customer 3	8%	6%	7%	12%
Customer 4	7%	—%	10%	—%
Customer 5	—%	—%	28%	—%
Customer 6	2%	3%	2%	11%

At September 30, 2015 and 2014 and for each of the nine months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	98%	—%	2%
Customer 2	58%	42%	—%	21%	79%	—%
Customer 3	—%	100%	—%	—%	100%	—%
Customer 4	—%	100%	—%	—%	100%	—%
Customer 5	100%	—%	—%	100%	—%	—%
Customer 6	100%	—%	—%	100%	—%	—%

The Company purchases goods and services from one company that represented 15% of total purchases for the nine months ended September 30, 2015 and one company that represented 10% of total purchases for the nine months ended September 30, 2014.

The Company has had various debt facilities available for use, of which there was $27,442,101 and $42,496,913 outstanding as of September 30, 2015 and December 31, 2014, respectively. See Note 10 for further details.

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

For tax reporting purposes, we have NOLs of approximately $58.4 million as of September 30, 2015 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a cumulative pre-tax loss of $17.0 million over a three year period ended September 30, 2015. As a result, we determined that a full valuation allowance for our deferred tax assets at September 30, 2015 of $5.3 million was appropriate.

NOTE 7. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at:

	September 30, 2015	December 31, 2014
Accounts receivable	$8,374,511	$10,253,663
Allowance for doubtful accounts	(476,861)	(316,715)
Accounts receivable, net	$7,897,650	$9,936,948

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

NOTE 8. NOTES RECEIVABLE

Current portion of notes receivable, net, consists of the following at:

	September 30, 2015	December 31, 2014
Notes receivable - current	$5,346,452	$4,846,452
Allowance	(4,346,452)	(1,696,452)
Notes receivable - current, net	$1,000,000	$3,150,000

The current portion of notes receivable represents amounts due from Omega Holdings, LLC. Of the total notes receivable balance, $1,696,452 represents invoiced amounts that do not bear interest as of September 30, 2015. Based on management's assessment, the Company recognized an allowance of $1,696,452 related to the receivable. The write off was necessary because the Company's receivable was unsecured and the amount that the Company may ultimately recover, if any, is not presently determinable.

As of September 30, 2015, $3,650,000 of the current notes receivable balance represents short-term loans that carry an interest rate of 9.5% per annum. No accrued interest is included in the balance. Based on management's assessment, the Company recognized an allowance of $2,650,000 during the three months ended March 31, 2015. The note is collateralized by insurance proceeds expected to be collected in 2015 and the allowance was a result of revised insurance proceeds expectations.

The long-term notes receivable represents amounts due from Omega Holdings, LLC. The $8,308,000 due to Vertex is based on the purchase price allocated to the Nevada facility, which has not yet closed. The note is collateralized by assets at the Nevada facility and carries an interest rate of 9.5% per annum. It is anticipated the balance of the note will be satisfied in connection with a foreclosure of the property and equipment pledged as collateral to secure the note. No accrued interest is included in the account balance. The aggregate receivable balance has been classified as noncurrent because they are not expected to be collected within one year from the balance sheet date. The note is currently in default as of September 30, 2015.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is to offset changes in the fair value or cash flows of our commodity feedstock and processed inventories. The Company has entered into certain financial derivative instruments to manage this risk. In addition, see Note 13 for details regarding our Warrants granted in connection with the Series B Preferred Stock.
The derivative financial instruments the Company has entered into are futures contracts which have terms of less than a year to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure.
The Company records all derivative financial instruments at their fair value in its consolidated balance sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available commodity futures prices rates at each financial reporting date. At September 30, 2015, the fair value of the Company’s futures contracts totaled a nominal net asset and will be included in other prepaid assets in future consolidated balance sheets; and the gain of approximately $395,400 is included in gain on futures contracts in the accompanying consolidated statements of operations. The notional principal of outstanding futures contracts at September 30, 2015 was $2,600,000.
At September 30, 2015, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

NOTE 10. LINE OF CREDIT AND LONG-TERM DEBT

In September 2012, the Company entered into a credit agreement with Bank of America. Pursuant to the agreement, Bank of America agreed to loan the Company $8,500,000 in the form of a term loan and to provide the Company with an additional $10,000,000 in the form of a revolving line of credit.

In May 2014, the Company entered into an amended and restated credit agreement with Bank of America. The amended credit agreement amended and restated the prior credit agreement entered into with Bank of America in September 2012. Pursuant to the agreement, Bank of America agreed to loan the Company up to $20,000,000 in the form of a revolving line of credit, subject to certain terms and lending ratios, to be used for feedstock purchases and general corporate purposes. The line of credit bears interest at the option of the Company of either the lender's prime commercial lending rate then in effect between 1.25% and 2% per annum or the Bank of America LIBOR rate plus between 2.35% and 3% (both ranges dependent upon the Company's leverage ratio from time to time). Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on May 2, 2017. The balance on the revolving line of credit was $0 at September 30, 2015.

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

On May 2, 2014, the Company entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA. Pursuant to the agreement, Goldman Sachs Bank USA loaned the Company $40,000,000 in the form of a term loan. As set forth in the Credit Agreement, the Company has the option to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the Adjusted LIBOR Rate. Interest on the Credit Agreement is payable monthly in arrears. Amortizing principal payments are due on the Credit Agreement Loan in the amount of $300,000 per fiscal quarter for June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, and $800,000 per fiscal quarter thereafter until maturity on May 2, 2019. The balance on the term loan was $23,200,000 at September 30, 2015.

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

•
Changing the required amount of cash on hand and available borrowings under the MidCap Loan Agreement. We are required to have at least (a)$750,000 after the date of the Second Amendment and prior to June 30, 2015, (b) $1.5 million at any time after June 30, 2015 and prior to December 31, 2015, (c) $2 million at any time after December 31, 2015 and prior to June 30, 2016, (d) $2.5 million at any time after June 30, 2016 and prior to December 31, 2016, and (e) $3 million at any time after December 31, 2016.

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

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments of $2,790,299 were made at closing and the balance was $364,561 at September 30, 2015.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $1,172,147 at September 30, 2015.

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
We also entered into a Revolving Note (the “MidCap Note”) to evidence amounts borrowed from MidCap from time to time under the MidCap Loan Agreement. Interest on the MidCap Note accrues at a fluctuating rate equal to the aggregate of: (x) the prime rate then in effect, and (y) 1.75% per annum, or at such other rate mutually agreed on from time to time by the parties, based upon the greater of (i) any balance owing under the MidCap Note at the close of each day; or (ii) a minimum assumed average daily loan balance of $3 million. Interest is payable in arrears, on the first day of each month that amounts are outstanding under the MidCap Note. The balance on the revolving note was $659,893 at September 30, 2015.
On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan Agreement provides a term note in the amount of $2,201,372 that matures on January 7, 2020. Borrowings bear a fixed interest rate of 5.5% per annum and interest will be calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $45,147 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The balance on the term note was $2,045,500 at September 30, 2015.

The Company's outstanding debt facilities as of September 30, 2015 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2015
MidCap Business Credit, LLC	Revolving Note	March, 2015	March, 2017	$7,000,000	$659,893
Goldman Sachs USA	Term Loan	May, 2014	May, 2019	40,000,000	23,200,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	520,219	364,561
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,201,372	2,045,500
Various institutions	Insurance premiums financed	Various	< 1 year	1,789,481	1,172,147
				$51,511,072	$27,442,101

Future contractual maturities of notes payable are summarized as follows:

Creditor	2015	2016	2017	2018	2019	Thereafter
MidCap Business Credit, LLC	$659,893	$—	$—	$—	$—	$—
Goldman Sachs USA	800,000	3,200,000	3,200,000	3,200,000	12,800,000	—
Pacific Western Bank	44,460	186,947	133,154	—	—	—
Texas Citizens Bank	71,394	442,600	468,225	495,013	523,333	44,935
Various institutions	661,968	510,179	—	—	—	—
Totals	$2,237,715	$4,339,726	$3,801,379	$3,695,013	$13,323,333	$44,935

NOTE 11. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the nine months ended September 30, 2015 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. The calculation of diluted earnings per share for the nine months ended September 30, 2015 does not include options to purchase 2,129,924 shares, warrants to purchase 219,868 shares of common stock, Series B Preferred stock which is convertible into 8,032,274 shares of common stock and warrants to purchase 4,032,267 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic Earnings per Share
Numerator:
Net income available to common shareholders	$(2,972,571)	$(1,929,370)	$(20,384,221)	$5,933,877
Denominator:
Weighted-average shares outstanding	28,198,701	25,151,660	28,165,427	23,077,914
Basic earnings per share	$(0.11)	$(0.08)	$(0.72)	$0.26

Diluted Earnings per Share
Numerator:
Net income available to common shareholders	$(2,972,571)	$(1,929,370)	$(20,384,221)	$5,933,877
Denominator:
Weighted-average shares outstanding	28,198,701	25,151,660	28,165,427	23,077,914
Effect of dilutive securities
Stock options and warrants	—	—	—	1,116,993
Preferred stock	—	—	—	630,419
Diluted weighted-average shares outstanding	28,198,701	25,151,660	28,165,427	24,825,326
Diluted earnings per share	$(0.11)	$(0.08)	$(0.72)	$0.24
NOTE 12. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2015, there were 28,214,276 common shares issued and outstanding.

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

During the nine months ended September 30, 2015, a total of 17,476 shares of the Company's Series A Preferred Stock were converted into 17,476 shares of our common stock on a one-for-one basis.
On April 5, 2014, the Company issued 56,180 shares of the Company's restricted common stock in connection with the inventory true up stipulated in the Heartland purchase agreement (as described in greater detail in the Quarterly Report on form 10-Q which we filed with the Securities and Exchange Commission on May 19, 2015).

During the three months ended March 31, 2015, the Company recognized contingently issuable warrants to purchase 1,766,874 shares of our common stock in connection with the amendments to the Credit Agreement with Goldman Sachs Bank USA (see Note 10). Management has determined that the warrants will more likely than not be canceled due to certain repayment provisions on or before June 30, 2015. Due to the down round feature of the warrant, the Company used the Black-Scholes model to value these warrants and have concluded that these are level 3 inputs. Management determined a discount factor on the grant date and on the balance sheet date based on available projections of cash to be used to make the mandatory repayments which resulted in a fair value derivative liability for the warrants of $577,440 at March 31, 2015. Effective June 29, 2015, we repaid $15.1 million of the amount owed to the lender and as a result, the lender warrants and rights were canceled and terminated.
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

On July 7, 2015, the Board of Directors granted (a) our non-executive directors options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $2.08 per share (60,000 options per non-executive director); and (b) certain of our non-executive officers, options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $2.08 per share (50,000 shares per executive officer), with a ten year term (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first four anniversaries of the grant, under our 2013 Stock Incentive Plan in consideration for services rendered and to be rendered to the Company. On September 30, 2015, one of the non-executive officers resigned from the Company, terminating the 50,000 options granted to this individual which were unvested.

In August 2015, holders of our Series B Preferred Stock fully converted all 32,260 of the shares of Series B Preferred Stock which it then held into shares of our common stock on a one-for-one basis. The shares of common stock issuable in connection with such conversion were previously registered by us on a Form S-1 Registration Statement. Additionally, the same holder converted an aggregate of approximately $791 in accrued dividends on such converted Series B Preferred Stock shares into 255 shares of common stock ($3.10 per share of common stock), which shares of common stock were also previously registered by us on a Form S-1 Registration Statement.
NOTE 13.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. As of September 30, 2015, there were 612,943 shares of Series A Preferred Stock issued and outstanding and 8,032,274 shares of Series B Preferred Stock issued and outstanding.
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

The warrants were valued using the dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the warrant shares at approximately $7,021,000. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 70%-100%, risk free interest rate of 1.59%, and expected term of 5.5 years. This valuation resulted in a beneficial conversion feature on the convertible preferred stock of approximately $5,737,810. This amount will be accreted over the term as a deemed dividend. Fees in the amount of $1.4 million relating to the stock placement were netted against proceeds. The warrants are exercisable beginning on December 26, 2015, and expire December 24, 2020.
The following table represents the carrying amount of the Series B Preferred Stock at inception and as of September 30, 2015:

At Inception	Amount
Face amount of Series B Preferred	$25,000,000
Less: warrant value	7,028,067
Less: beneficial conversion feature	5,737,796
Less: issuance costs and fees	1,442,462
Carrying amount at inception	$10,791,675

At September 30, 2015	Amount
Face amount of Series B Preferred	$25,000,000
Less: un-accreted discount	13,808,377
Carrying amount at September 30, 2015	$11,191,623

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares are accounted for net outside of stockholders’ equity at $11,191,623 with the warrants accounted for as liabilities at their fair value of $4,393,034 as of September 30, 2015. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.
The changes in liabilities measured using significant unobservable inputs for the period ended September 30, 2015 were as follows:

Level Three Roll-Forward
Item	Level 3
Balance at December 31, 2014	$—
Warrants issued June 24, 2015	7,028,067
Change in valuation of warrants	(2,635,033)
Balance at September 30, 2015	$4,393,034

The warrants related to the Series B Preferred Stock were revalued at September 30, 2015 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $4,393,034. The dynamic Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 70%-100%, risk free interest rate of 1.10%, and expected term of 4.9 years.
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
The BCF was determined by calculating the intrinsic value of the conversion feature as follows:

Face amount of Series B Preferred Stock	$25,000,000
Less: allocated value of Warrants	7,028,067
Allocated value of Series B Preferred Stock	$17,971,933
Shares of Common stock to be converted	8,064,534
Effective conversion price	$2.23
Market price	$2.94
Intrinsic value per share	$0.7115
Intrinsic value of beneficial conversion feature	$5,737,796

NOTE 14.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three and nine months ended September 30, 2015 and 2014 is as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2015
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$86,885,254	$28,466,144	$10,715,236	$126,066,634

Income (loss) from operations	$(14,429,753)	$623,594	$2,180,404	$(11,625,755)

NINE MONTHS ENDED SEPTEMBER 30, 2014
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$124,884,174	$58,000,951	$13,447,671	$196,332,796

Income (loss) from operations	$388,035	$1,768,043	$(1,482,431)	$673,647

THREE MONTHS ENDED SEPTEMBER 30, 2015
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$27,632,744	$8,752,135	$2,877,705	$39,262,584

Income (loss) from operations	$(3,942,438)	$(216,654)	$1,660,172	$(2,498,920)

THREE MONTHS ENDED SEPTEMBER 30, 2014
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$52,434,252	$19,655,674	$4,813,590	$76,903,516

Income (loss) from operations	$(749,043)	$229,260	$(606,902)	$(1,126,685)

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
As part of the consideration paid for certain assets acquired from Warren Ohio Holdings Co., LLC. f/k/a Heartland Group Holdings, LLC (“Heartland”) in December 2014, the Company has agreed to pay the seller additional earn-out consideration of up to a maximum of $8,276,792, based on total EBITDA related to the operations acquired from Heartland during the twelve month period beginning on the first day of the first full calendar month commencing on or after the first anniversary of the closing (“Contingent Payments”). Any Contingent Payment due is payable 50% in cash and 50% in shares of the Company’s common stock. We are required to furnish Heartland, at such time as the financial results for each applicable earn-out period are finalized and released, but no later than one hundred twenty days following the earn-out period, a written statement of the Contingent Payment due, if any. In the event a Contingent Payment is due, it is required to be satisfied within five business days, after the final determination of the amount of the Contingent Payment. Additionally, the amount of any Contingent Payment is reduced by two-thirds of the cumulative total of required capital expenditures incurred at Heartland’s refining facility in Columbus, Ohio, which are paid or funded by Vertex OH after the closing, not to exceed $866,667, which capital expenditures are estimated to total $1.3 million in aggregate. The Company recorded contingent consideration of $6,069,000, which represents the fair value of the earn-out payment calculated at close. As of September 30, 2015, the contingent consideration was evaluated by management and it was determined that no adjustment was necessary.

NOTE 16. SUBSEQUENT EVENTS

For the period from June 24-30, 2015 and June 30-September 30, 2015, a total of approximately $398,459 of dividends accrued on our outstanding Series B Preferred Stock (not including shares of Series B Preferred Stock converted into common stock in August 2015, as described above). We were prohibited from paying such dividends in shares of common stock because the applicable Dividend Stock Payment Price was below $2.91. The “Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock. Pursuant to the terms of the Credit Agreement with the Lender, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 128,535 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2015.

On November 9, 2015, we, Vertex Operating, and certain of our subsidiaries, Lender, as lender and Agent, as administrative agent, entered into a Fourth Amendment to Credit and Guaranty Agreement, amending the Credit Agreement (defined and described above under Note 10 (the “Fourth Amendment”). The amendments to the Credit Agreement effected by the Fourth Amendment include, but are not limited to:

•
Including Vertex OH in the calculation of Consolidated Adjusted EBITDA, once Vertex OH has (a) delivered certain required mortgages and legal opinions in respect to its real estate properties and in order to create a valid first priority security interest in such real estate properties in favor of the Agent, (b) taken action to cause certain deposit accounts of Vertex OH to become controlled accounts under the Credit Agreement; and (c) appointed an agent for service of process in New York.

•	Excluding from the definition of Consolidated Liquidity any amounts which are more than 75 days past due.

•	Changing the beginning calculation dates for certain fixed charge ratios required to be calculated pursuant to the terms of the Credit Agreement from December 31, 2015 to March 31, 2016.

•	Changing the way certain required leverage ratios are calculated as provided in the Credit Agreement.

•
Extending the date that we were required to begin making installment payments on the Credit Agreement from September 30, 2015 to the earlier of (a) December 31, 2015; and (b) the date we receive insurance proceeds from the Bango, Nevada plant of at least $800,000.

•
Removing prior restrictions which prevented Vertex OH from undertaking certain actions including co-mingling funds with the Company’s other subsidiaries and which required such entity to maintain its own books and records.

•
Extending the date we are required to begin meeting various leverage ratios relating to indebtedness, fixed charge ratios and consolidated EBITDA targets (while also reducing such consolidated EBITDA targets) from December 31, 2015 to March 31, 2016, and in some cases modifying the calculation of such ratios.

•
Reducing minimum consolidated liquidity amounts to not less than (i) $500,000 at any time from the date of the Fourth Amendment to December 31, 2015, (ii) $750,000 at any time after December 31, 2015 and on or prior to March 31, 2016, and (iii) $1,000,000 at any time after March 31, 2016.

Additionally, the Agent and the Company agreed that if the Company prepays, for any reason, all or any part of the principal balance of the amount owed under the Credit Agreement on or prior to June 18, 2018, the Company would pay the Agent a prepayment premium (“Prepayment Premium”) equal to (i) the greater of (a) 4.00% of such prepayment and (b) the Yield Maintenance Premium (defined below) with respect to such prepayment, if such repayment occurs on or prior to June 18, 2017, (ii) 2.00% of such repayment if such repayment occurs after June 18, 2017 and on or prior to June 18, 2018, and (iii) nothing thereafter; provided, however, that no Prepayment Premium is due with respect to any mandatory prepayment from (1) insurance proceeds received pursuant to the terms of the Credit Agreement, (2) excess cash flow under the terms of the Credit Agreement, (3) amounts required to be paid under the Credit Agreement in the event, among other things, certain EBITDA targets and leverage ratios are not met, (4) certain other mandatory prepayments of the amounts owed under the Credit Agreement; (5) tax return payments under the Credit Agreement, or voluntary prepayments of the amounts owed under the Credit Agreement prior to January 31, 2016. “Yield Maintenance Premium” means an amount equal to (1) the aggregate amount of interest which would have otherwise been payable on the amount of the principal prepayment from the date of prepayment until June 18, 2017, minus (2) the aggregate amount of interest the holder of the debt would earn if the prepaid principal amount were reinvested for the period from the date of prepayment until June 18, 2017 in treasury securities. Finally, the Agent agreed to Vertex OH becoming a party to the Midcap Loan Agreement and to guaranteeing certain debt owed to Midcap thereunder.

Also on November 9, 2015, we and certain of our subsidiaries entered into a First Amendment to Loan and Security Agreement (the “Midcap First Amendment”), which amended the Midcap Loan Agreement with Midcap. The Midcap First Amendment amended the Midcap Loan Agreement to add Vertex OH as a party thereto; remove Vertex OH’s requirement to enter into a negative pledge agreement with MidCap; created separate maximum borrowing base credit limits for Vertex OH’s accounts and customers ($100,000 maximum per customer, subject to certain exceptions); excluded customers who are based outside of the U.S. or Canada from the credit limits if backed by a bank letter of credit or covered by a foreign receivables insurance policy; removed inventory of Vertex OH from the definition of Eligible Inventory under the Midcap Loan Agreement; and provided that additional affiliates of the Company may become party to the Midcap Loan Agreement by executing an assumption agreement and revolving note in favor of Midcap.

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

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

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

Recent Acquisition

Aaron Oil Acquisition

Effective August 6, 2015, H&H Oil, L.P. , our indirect wholly-owned subsidiary (“H&H Oil”)
acquired a collection route consisting of collecting, shipping and selling used oil, oil filters, antifreeze and other related services in the state of Louisiana, but excluding industrial customers, maritime customers, off shore customers, dockside locations, industrial services, used absorbent services, wastewater generating customers and collectors/transporters of crankcase used oil, petroleum fuel reclamation customers and crude oil producers/processing/recovery/reclamation customers of Aaron Oil Company, Inc. (“Aaron Oil”). Included in the purchase were certain trucks and other assets owned by Aaron Oil and certain contract rights. The President, Chief Executive Officer and owner of Aaron Oil is Dan Cowart, the brother of our Chief Executive Officer and largest stockholder, Benjamin P. Cowart. The acquisition price paid at closing was approximately $1 million, which included a reimbursement for certain prepaid contract rights. Aaron Oil also agreed to provide account servicing services to us for a period of sixty days following the closing at an agreed upon price per gallon of oil serviced. Aaron Oil also agreed to a non-compete provision prohibiting Aaron Oil from competing against the Company in the Louisiana market for a period of two years from the closing.

Recent Events:

Churchill County, Nevada Lease

On April 30, 2015, Vertex Refining NV, LLC ("Vertex Refining Nevada"), entered into a Lease With Option For Membership Interest Purchase (the “Bango Lease”) with Bango Oil, LLC (“Bango Oil”). Pursuant to the Bango Lease, we, through Vertex Refining Nevada, agreed to lease a used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”). The Bango Plant produces base lubricating oils and all of the raw and finish products into and out of the Bango Plant are transported by either rail car or tanker trucks.

The Bango Plant was previously leased by Bango Refining, a subsidiary of Omega Holdings; however, the lease was terminated by Bango Oil and we were able to enter into the Bango Lease directly with Bango Oil instead of having to acquire the rights to the Bango Plant pursuant to the prior terms of our prior Asset Purchase Agreement with Louisiana LV OR LLC f/k/a Omega Refining, LLC ("Omega Refining"), Bango Refining NV, LLC ("Bango Refining") and Omega Holdings Company LLC ("Omega Holdings" and collectively with Omega Refining and Bango Refining, "Omega"), pursuant to which we were originally required to deliver 1.5 million shares to Omega and to forgive amounts due under the Omega Secured Note (defined and described below under "Liquidity and Capital Resources - "Omega Secured Note"). Bango Refining ceased operating the Bango Plant on April 30, 2015. As a result of its lease with Bango Oil, Vertex Refining Nevada has the right as of May 1, 2015 to operate the Bango Plant and is in the process of obtaining required operating permits.

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

We also continue to maintain a first priority security interest in certain personal property of Omega used at the plant pursuant to our prior agreements with Omega (which property we lease pursuant to the Personal Property Lease described below). In the event we obtain title to such property which secures the repayment of the Omega Secured Note through a foreclosure, we agreed to transfer certain assets which constitute fixtures to Bango Oil upon the termination of the Bango Lease, unless such termination is due to us exercising our rights under the Purchase Option. Notwithstanding the above, Vertex Refining Nevada entered into a Personal Property Lease with Omega Refining and Bango Refining, both related parties of Omega on April 30, 2015 (the “Personal Property Lease”), whereby Vertex Refining Nevada agreed to lease all machinery, equipment and other tangible personal property located at the Bango Plant from Omega Refining and Bango Refining, for $220,000 per month, provided that until the Omega Secured Note is paid in full, Vertex Refining Nevada is able to accrue such payments and set them off against the amount due under the Omega Secured Note. The Personal Property Lease terminates after 60 days unless Vertex Refining Nevada provides notice of its intent to renew for an additional 30 days. It is anticipated that Vertex Refining Nevada will acquire the leased personal property from Omega Refining and Bango Refining at the termination of the Personal Property Lease pursuant to Article 9 of the Uniform Commercial Code, with such acquisition occurring through an offset of a portion of the amount due Vertex Refining under the Omega Secured Note.

Also on April 30, 2015, Vertex Refining Nevada and Vertex Operating, LLC ("Vertex Operating"), our wholly-owned subsidiary, entered into a Shared Services Agreement whereby Vertex Operating agreed to operate and provide support services at the Bango Plant for $80,000 per month through May 2, 2019.

In addition to the Bango Lease for the Bango Plant, Vertex Refining Nevada also entered into two Lease and Purchase Agreements (the “Equipment Leases”). The Equipment Leases provide the use of a rail facility and related equipment and a pre-fabricated metal building located at the plant. The Equipment Leases expire on December 31, 2016, subject to certain rights Vertex Refining Nevada has to terminate the leases earlier. The monthly rental costs for the leases are $16,300 and $3,800 per month, respectively, provided no rent is due for fiscal 2015. We also have the right pursuant to the Equipment Leases to pay the rent due under the Equipment Leases in shares of our restricted common stock, equal in value to 110% of the applicable rental payment due, based on the VWAP of our common stock during the ten day period preceding the first of each applicable month, provided that if on the six month anniversary of the issuance of any stock in lieu of cash payments, the value of the stock issued (based on the then 10 day VWAP) is less than 110% of the rental payment due, we are required to pay the lessor(s) the difference in cash or issue the lessor(s) additional shares of common stock equal to the difference in value. We also have the right under the Equipment Leases to acquire the applicable property/equipment subject to each Equipment Lease at any time prior to the expiration of the leases for $914,000 and $400,000, respectively, provided such amounts are discounted to $776,900 and $340,000, respectively, if the applicable purchase option is exercised prior to August 31, 2015. Finally, we have the right pursuant to the agreements to pay the purchase price associated with the purchase option in restricted common stock, equal in value to 110% of the amount due, based on the VWAP of our common stock during the ten day period preceding the purchase date, provided that if on the six month anniversary of the issuance of any stock in lieu of a cash payment, the value of the stock issued (based on the then 10 day VWAP) is less than 110% of the purchase price, we are required to pay the lessor(s) the difference in cash or issue the lessor(s) additional shares of common stock equal to the difference in value.

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

The number of shares of common stock issuable upon the complete conversion of the Series B Preferred Stock (not including any dividends which, pursuant to the terms of the Series B Preferred Stock may be paid in shares of common stock of the Company) sold at closing and complete exercise of the Warrants sold in the Offering (i.e., Warrants to purchase an aggregate of 4,032,267 shares of common stock), would total 12,096,801 shares or 43.0% of our issued and outstanding shares of common stock immediately prior to our entry into the Purchase Agreement.

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

In addition, under the Purchase Agreement, the Company has agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants under the Securities Act of 1933, as amended, for resale by the Investors. The Company has committed to file a registration statement on Form S-1 by the 30th day following the closing of the Offering and to cause the registration statement to become effective by the 90th day following the closing (or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing), each of which filing and effectiveness deadlines were met by the Company, and which registration statement was declared effective by the Securities and Exchange Commission on August 6, 2015. The Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the failure by the Company to cause the registration statement to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the Units affected by the event that are still held by the Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per annum.

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

The Series B Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B Preferred Stock ($3.10 per share).

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

The Series B Preferred Stock contains a provision prohibiting the conversion of such Series B Preferred Stock into common stock of the Company, if upon such conversion, the holder thereof would beneficially own more than 9.999% of the Company’s then outstanding common stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation does not apply to forced conversions undertaken by the Company pursuant to the terms of the Designation (summarized above). In addition to the Beneficial Ownership Limitation, certain of the Investors also entered into agreements with us to limit their ability to effect conversions of Series B Preferred Stock (and exercise of Warrants (defined above)), to prohibit them contractually from converting (or exercising) such applicable security if upon such conversion (or exercise) they would beneficially own more than 4.999% of our outstanding common stock.

Description of Business Activities:

We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products. We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users. We operate in three divisions- the Black Oil, Refining and Marketing and Recovery divisions. Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to end customers. Our Recovery division is a generator solutions company for the proper recovery and management of hydrocarbon streams. We operate a refining facility that uses our proprietary Thermal Chemical Extraction Process ("TCEP") technology and we also utilize third-party processing facilities.

We previously acquired a 100% interest in E-Source Holdings, LLC ("E-Source") , a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. We also recently acquired Omega's Marrero, Louisiana re-refinery and Myrtle Grove complex in Belle Chasse, Louisiana and ownership of Golden State Lubricant Works, LLC ("Golden State") . The Marrero, Louisiana facility re-refines used motor oil and also produces vacuum gas oil. Golden State operates a strategic blending and storage facility located in Bakersfield, California. We also recently closed a lease in Churchill County, Nevada which has a used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada, the Bango Plant produces base lubricating oils.

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

Refining and Marketing Division

Our Refining and Marketing division is engaged in the aggregation of feedstock, re-refining it into higher value end products, and selling these products to our customers, as well as related transportation and storage activities. We aggregate a diverse mix of feedstocks including used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and are also transferred from our Black Oil division. We have a toll-based processing agreement in place with KMTEX LLC (previously KMTEX Ltd., "KMTEX" ) to re-refine feedstock streams, under our direction, into various end products that we specify. KMTEX uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock. We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement.

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

We currently provide our services in 13 states, primarily in the Gulf Coast and Central Midwest regions of the United States. For the rolling twelve month period ending September 30, 2015, we aggregated approximately 133.1 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 82.2 million gallons of used motor oil with our proprietary TCEP process, VGO and base oil processes.

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

Depreciation and Amortization Expenses

Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with the Holdings, E Source, Omega Refining acquisitions and Warren Ohio Holdings Co., LLC. f/k/a Heartland Group Holdings, LLC (“Heartland”) asset purchase.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Set forth below are our results of operations for the three months ended September 30, 2015 as compared to the same period in 2014.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenues	$39,262,584	$76,903,516	$(37,640,932)	(49)%
Cost of Revenues	34,104,949	73,761,171	(39,656,222)	(54)%
Gross Profit	5,157,635	3,142,345	2,015,290	64%
Reduction in contingent consideration	—	(1,876,752)	1,876,752	100%
Selling, general and administrative expenses	6,052,764	4,706,104	1,346,660	29%
Depreciation and amortization	1,597,881	1,180,443	417,438	35%
Acquisition related expenses	5,910	259,235	(253,325)	(98)%
Income (loss) from operations	(2,498,920)	(1,126,685)	(1,372,235)	122%
Other Income (loss)	11	109,980	(109,969)	(100)%
Bargain purchase gain related to Omega acquisition	—	92,635	(92,635)	(100)%
Other expense	(20,657)	—	(20,657)	100%
Gain on futures contracts	395,430	—	395,430	100%
Gain on change in value of derivative liability	818,051	—	818,051	100%
Interest Expense	(763,791)	(947,325)	183,534	(19)%
Total other income (expense)	429,044	(744,710)	1,173,754	(158)%
Income (loss) before income taxes	(2,069,876)	(1,871,395)	(198,481)	11%
Income tax (expense) benefit	—	(57,975)	57,975	100%
Net income (loss)	$(2,069,876)	$(1,929,370)	$(140,506)	7%

Each of our segments’ gross profit (loss) during the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
Black Oil Segment	2015	2014	$ Change	% Change
Total revenue	$27,632,744	$52,434,252	$(24,801,508)	(47)%
Total cost of revenue	25,128,353	50,846,953	(25,718,600)	(51)%
Gross profit (loss)	2,504,391	1,587,299	917,092	58%
Reduction in contingent consideration	—	(1,876,752)	1,876,752	100%
Selling general and administrative expense	5,194,783	3,088,518	2,106,265	68%
Depreciation and amortization	1,246,136	865,341	380,795	44%
Acquisition related expenses	5,910	259,235	(253,325)	(98)%
Income (loss) from operations	$(3,942,438)	$(749,043)	$(3,193,395)	(325)%

Refining Segment
Total revenue	$8,752,135	$19,655,674	$(10,903,539)	(55)%
Total cost of revenue	8,281,753	18,680,731	(10,398,978)	(56)%
Gross profit	470,382	974,943	(504,561)	(52)%
Selling general and administrative expense	456,631	525,227	(68,596)	(13)%
Depreciation and amortization	230,405	220,456	9,949	5%
Income from operations	$(216,654)	$229,260	$(445,914)	(195)%

Recovery Segment
Total revenue	$2,877,705	$4,813,590	$(1,935,885)	(40)%
Total cost of revenue	694,843	4,233,487	(3,538,644)	(84)%
Gross profit	2,182,862	580,103	1,602,759	276%
Selling general and administrative expense	401,350	1,092,359	(691,009)	(63)%
Depreciation and amortization	121,340	94,646	26,694	28%
Income (loss) from operations	$1,660,172	$(606,902)	$2,267,074	374%

The following schedule separates revenues and gross profit contributed by our recently acquired business entities and operations, Omega Refining and Heartland, during the three month period ending September 30, 2015. The isolated figures are presented in dollars and as a percentage of total consolidated revenue.

	Three Months Ended September 30, 2015
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total Revenue	$39,262,584	$15,886,178	40%
Gross Profit	5,157,635	220,461	4%

	Consolidated Results	Heartland	% Contributed by Heartland
Total Revenue	$39,262,584	$6,867,113	17%
Gross Profit	5,157,635	1,983,933	38%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 48.9% for the three months ended September 30, 2015 compared to the same period in 2014, due primarily to lower commodity prices during the three months ended September 30, 2015 compared to the same period in 2014.

Total volume increased 3% largely as a result of the additions of the Marrero, Louisiana facility in May 2014, which produces a VGO finished product as well as the Heartland facility in Columbus, Ohio in December 2014, which produces a base oil finished product. Gross profit increased by 64% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Prices of our finished products continue to be impacted across the industry by the lower commodity prices. Additionally, our per barrel margin increased 59% relative to the three months ended September 30, 2014. This increase was a result of decreased operational costs related to the Marrero and Heartland facilities in addition to increased margins in our feedstock and finished product values during the three months ended September 30, 2015, compared to the same period during 2014. The 54% decrease in cost of revenues for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is mainly a result of the overall decrease in commodity prices which has an impact on the prices we pay for feedstock.

Our Black Oil division's volume increased approximately 3% during the three months ended September 30, 2015 compared to the same period in 2014. This increase was due to the increased amount of volume managed through our Marrero and Heartland facilities which produces a VGO finished product and base oil respectively. Volumes collected through our H&H Oil and Heartland collection facilities increased 51% during the three months ended September 30, 2015 compared to the same period in 2014. Our focus continues to be on growing our own volumes of collected oil and displacing third party oil processed in our facilities.

Overall volumes of product sold increased 3% for the third quarter of 2015 versus the third quarter of 2014. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

We experienced a 55% decrease in the volume of our TCEP refined product during the three months ended September 30, 2015, compared to the same period in 2014. This decrease was a result of strategic decisions that were made during the third quarter not to produce our TCEP finished product and to ship the feedstock we would have otherwise used at our TCEP facility to our Marrero facility due to market pricing impacts on the margins of the product produced in the Houston market vs. the Marrero, Louisiana market, in order to keep the volumes up and move lower priced feedstock through the Marrero facility. In addition, commodity prices decreased approximately 48% for the three months ended September 30, 2015, compared to the same period in 2014. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2015 decreased $49.42 per barrel from a three month average of $87.40 for the three months ended September 30, 2014 to $37.97 per barrel for the three months ended September 30, 2015.

Our TCEP technology generated revenues of $3,025,406 during the three months ended September 30, 2015 with cost of revenues of $3,580,283, producing a gross loss of $554,877.  The per barrel margin for our TCEP product decreased 385% as compared to the same period during 2014. This decrease was largely a result of the decrease in TCEP volume during the quarter as described above, which resulted in the continued carrying cost for the operation with very low throughput, as well as a lower priced commodity market which has put additional pressure on our margins, due to the way we calculate purchases on a percentage discount basis at this facility. Volumes of produced product using TCEP tend to vary significantly from quarter-to-quarter based on opportunistic purchases of products and production availability and timing at the facility we operate.

Overall volume for the Refining and Marketing division decreased 7% during the three months ended September 30, 2015 as compared to the same period in 2014. This division experienced a decrease in production of 24% for its gasoline blendstock for the three months ended September 30, 2015, compared to the same period in 2014. Our fuel oil cutter volumes decreased 8% for the three months ended September 30, 2015, compared to the same period in 2014. Our pygas volumes increased 16% for the three months ended September 30, 2015 as compared to the same period in 2014.

Our Recovery division includes the business operations of Vertex Recovery as well as the business of E-Source (of which we own a 100% interest). Revenues for this division decreased 40% mostly as a result of decreased commodity prices as well as project work during the period at our E-Source division for the three months ended September 30, 2015, compared to the prior period. Gross profit for the recovery division increased 276% for the three months ended September 30, 2015, compared to the same period in 2014. Our volumes increased 67% for the three months ended September 30, 2015 as compared to the same period in 2014. This division through E-Source periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 64% due to an increase in our margin per barrel of approximately 59% for the three months ended September 30, 2015, compared to the same period in 2014.

The following table sets forth the high and low spot prices during the nine months ended September 30, 2015 for our key benchmarks.

2015
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.91	May 6	$1.25	August 25
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.16	June 11	$1.31	August 26
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$54.73	May 6	$29.49	August 26
NYMEX Crude oil (Dollars per barrel)	$61.43	June 10	$38.24	August 24
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the nine months ended September 30, 2014 for our key benchmarks.

2014
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.00	March 3	$2.55	September 30
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.08	June 20	$2.54	January 3
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$94.94	June 24	$82.67	September 30
NYMEX Crude oil (Dollars per barrel)	$107.26	June 20	$91.16	September 30
Reported in Platt's US Marketscan (Gulf Coast)

We saw a significant decrease during the first nine months of 2015 in each of the benchmark commodities we track compared to the same period in 2014.

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

We had total operating expenses of $7,656,555 for the three months ended September 30, 2015, which included minimal acquisition related expenses, compared to $6,145,782 of total operating for the prior year’s period (including $259,235 of acquisition related expenses), an increase of $1,510,773 or 25% from the prior period. This increase is primarily due to an increase of $417,438 in depreciation and amortization and an increase of $1,346,660 in selling, general and administrative expense, partially offset by the reduction of acquisition related costs. Additionally, operating expenses include $1.2 million of selling, general and administrative costs and $0.5 million of operating expenses associated with the inactive Bango Refinery.

We had a loss from operations of $2,498,920 for the three months ended September 30, 2015, compared to a loss from operations of $1,126,685 for the three months ended September 30, 2014, an increase in loss from operations of $1,372,235 or 122% from the prior year’s period. The increase was mainly due to market and operational conditions as well as the additional selling general and administrative expenses associated with new product lines, and acquired operations. We have implemented an inventory management and hedging solution that we believe will mitigate some of the exposure the Company has historically had to sharp declines in oil and commodity prices moving forward.

We also had interest expense of $763,791 for the three months ended September 30, 2015, compared to interest expense of $947,325 for the three months ended September 30, 2014, a decrease in interest expense of $183,534 or 19% from the prior period mainly due to the debt facilities with Goldman Sachs and Midcap as described below.

We had $818,051 of gain on change in value of derivative liability for the three months ended September 30, 2015, in connection with a beneficial conversion feature on certain warrants granted in June 2015, as described in greater detail in Note 13 to the unaudited financial statements included herein under "Part I"-"Item 1. Financial Statements".

We had a gain on futures contracts of $395,430 for the three months ended September 30, 2015, which is the first period we have used futures contract to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure.

We had a net loss of $2,069,876 for the three months ended September 30, 2015, compared to a net loss of $1,929,370 for the three months ended September 30, 2014, an increase in net loss of $140,506 or 7% from the prior period for the reasons described above.

During the three months ended September 30, 2015, the processing costs for our Refining and Marketing division located at KMTEX were $1,136,025. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Three Months Ended September 30, 2015
Refining and Marketing
Revenues	$8,752,135

Income (loss) from operations	$(216,654)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Set forth below are our results of operations for the nine months ended September 30, 2015 as compared to the same period in 2014.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenues	$126,066,634	$196,332,796	$(70,266,162)	(36)%
Cost of Revenues	115,748,581	179,949,373	(64,200,792)	(36)%
Gross Profit	10,318,053	16,383,423	(6,065,370)	(37)%
Reduction in contingent consideration	—	(1,876,752)	1,876,752	100%
Selling, general and administrative expenses	17,064,043	11,786,070	5,277,973	45%
Depreciation and amortization	4,716,177	2,981,393	1,734,784	58%
Acquisition related expenses	163,588	2,819,065	(2,655,477)	(94)%
Income (loss) from operations	(11,625,755)	673,647	(12,299,402)	(1,826)%
Provision for doubtful accounts	(2,650,000)	—	(2,650,000)	(100)%
Other Income (loss)	29	110,357	(110,328)	(100)%
Bargain purchase gain related to Omega acquisition	—	6,573,686	(6,573,686)	(100)%
Other expense	(78,316)	(10,866)	(67,450)	621%
Gain on futures contracts	395,430	—	395,430	100%
Gain on change in value of derivative liability	2,635,033	—	2,635,033	100%
Interest Expense	(2,851,947)	(1,680,371)	(1,171,576)	70%
Total other income (expense)	(2,549,771)	4,992,806	(7,542,577)	(151)%
Income (loss) before income taxes	(14,175,526)	5,666,453	(19,841,979)	(350)%
Income tax (expense) benefit	(5,306,000)	(57,975)	(5,248,025)	9,052%
Net income (loss)	$(19,481,526)	$5,608,478	$(25,090,004)	(447)%

Each of our segments’ gross profit (loss) during the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
Black Oil Segment	2015	2014	$ Change	% Change
Total revenue	$86,885,254	$124,884,174	$(37,998,920)	(30)%
Total cost of revenue	83,181,680	115,047,901	(31,866,221)	(28)%
Gross profit (loss)	3,703,574	9,836,273	(6,132,699)	(62)%
Reduction in contingent consideration	—	(1,876,752)	(1,876,452)	(100)%
Selling general and administrative expense	14,250,207	6,477,056	7,773,151	120%
Depreciation and amortization	3,719,532	2,028,869	1,690,663	83%
Acquisition related expenses	163,588	2,819,065	(2,655,477)	(94)%
Income (loss) from operations	$(14,429,753)	$388,035	$(14,817,788)	(3,819)%

Refining Segment
Total revenue	$28,466,144	$58,000,951	$(29,534,807)	(51)%
Total cost of revenue	25,543,926	53,559,214	(28,015,288)	(52)%
Gross profit	2,922,218	4,441,737	(1,519,519)	(34)%
Selling general and administrative expense	1,665,998	2,066,159	(400,161)	(19)%
Depreciation and amortization	632,626	607,535	25,091	4%
Income from operations	$623,594	$1,768,043	$(1,144,449)	(65)%

Recovery Segment
Total revenue	$10,715,236	$13,447,671	$(2,732,435)	(20)%
Total cost of revenue	7,022,975	11,342,258	(4,319,283)	(38)%
Gross profit	3,692,261	2,105,413	1,586,848	75%
Selling general and administrative expense	1,147,838	3,242,855	(2,095,017)	(65)%
Depreciation and amortization	364,019	344,989	19,030	6%
Income (loss) from operations	$2,180,404	$(1,482,431)	$3,662,835	247%

The following schedule separates revenues and gross profit contributed by our recently acquired business entities and operations, Omega Refining and Heartland, during the nine month period ending September 30, 2015. The isolated figures are presented in dollars and as a percentage of total consolidated revenue.

	Nine Months Ended September 30, 2015
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total Revenue	$126,066,634	$41,256,257	33%
Gross Profit (loss)	10,318,053	232,068	2%

	Consolidated Results	Heartland	% Contributed by Heartland
Total Revenue	$126,066,634	$18,238,402	14%
Gross Profit	10,318,053	3,272,229	32%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 36% for the nine months ended September 30, 2015 compared to the same period in 2014, due primarily to the lower commodity prices during the nine months ended September 30, 2015 compared to the same period in 2014.

Total volume increased 16% largely as a result of the recent addition of the Marrero, Louisiana facility in May 2014, which produces a VGO finished product as well as the Heartland facility in Columbus, Ohio in December 2014, which produces a base oil finished product. Gross profit decreased by 37% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Prices of our finished products were impacted across the industry by the sharp decline in energy prices that occurred during the last quarter of 2014 and the first three months of 2015. Additionally, our per barrel margin decreased 46% relative to the nine months ended September 30, 2014. This decrease was a result of increased operational costs related to the Marrero and Heartland facilities in addition to decreased margins in our feedstock and finished product values during the nine months ended September 30, 2015, compared to the same period during 2014. The 37% decrease in cost of revenues for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is mainly a result of the overall decrease in commodity prices which has an impact on the prices we pay for feedstock.

Our Black Oil division's volume increased approximately 19% during the nine months ended September 30, 2015 compared to the same period in 2014. This increase was due to the increased amount of volume managed through our Marrero and Heartland facilities which produce a VGO finished product and base oil respectively. Volumes collected through our H&H Oil and Heartland collection facilities increased 59% during the nine months ended September 30, 2015 compared to the same period in 2014. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold increased 16% for the nine months ended September 30, 2015 versus the same period in 2014. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

We experienced a 52% decrease in the volume of our TCEP refined product during the nine months ended September 30, 2015, compared to the same period in 2014. This decrease was a result of strategic decisions we made not to produce our TCEP finished product during January and February 2015, and again from July through September 2015, and to ship the feedstock we would have otherwise used at our TCEP facility to our Marrero facility due to market pricing impacts on the margins of the product produced in the Houston market vs. the Marrero, Louisiana market. The margins on the VGO product produced at our Marrero facility tend to be greater than those produced at our TCEP facility, and due to the sharp decline in prices we were not able to adjust our feedstock purchases at our TCEP facility to keep up with the change in market conditions. In addition, commodity prices decreased approximately 50% for the nine months ended September 30, 2015, compared to the same period in 2014. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the nine months ended September 30, 2015 decreased $45.12 per barrel from a nine month average of $89.51 for the nine months ended September 30, 2014 to $44.39 per barrel for the nine months ended September 30, 2015.

Our TCEP technology generated revenues of $14,611,336 during the nine months ended September 30, 2015 with cost of revenues of $14,051,582, producing a gross profit of $559,755. The per barrel margin for our TCEP product decreased 83% as compared to the same period during 2014. This decrease was largely a result of the decrease in TCEP volume during the quarter as described above, which resulted in the continued carrying cost for the operation with very low throughput.

Overall volume for the Refining and Marketing division decreased 6% during the nine months ended September 30, 2015 as compared to the same period in 2014. This division experienced a decrease in production of 15% for its gasoline blendstock for the nine months ended September 30, 2015, compared to the same period in 2014. Our fuel oil cutter volumes decreased 26% for the nine months ended September 30, 2015, compared to the same period in 2014. Our pygas volumes increased 43% for the nine months ended September 30, 2015 as compared to the same period in 2014. These decreases were a result of decisions not to purchase or process certain non-profitable feedstock streams under the current market conditions.

Our Recovery division includes the business operations of Vertex Recovery as well as the recently acquired business of E-Source (of which we own a 100% interest). Revenues for this division decreased 20% mostly as a result of lower commodity prices and the decline of project based work related to our E-Source business during the nine months ended September 30, 2015, compared to the same period in 2014. We did experience increased volumes of petroleum products acquired during the nine months ended September 30, 2015 in our Recovery business. This division through E-Source periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit decreased 37% and our margin per barrel decreased approximately 46% for the nine months ended September 30, 2015, compared to the same period in 2014. This decrease was largely a result of lower volumes than expected at each facility along with the decrease in overall business production at each of our facilities compared to what we planned for.

We had selling, general, and administrative expenses of $17,064,043 for the nine months ended September 30, 2015, which does not include $163,588 of acquisition related expenses, compared to $11,786,070 of selling, general, and administrative expenses for the prior year’s period (which does not include $2,819,065 of acquisition related expenses), an increase of $5,277,973 or 45%

from the prior period (not including acquisition related expenses). This increase is primarily due to the additional selling, general and administrative expenses generated by new business lines, specifically those business lines acquired from Omega Refining, Heartland and the E-Source acquisition, as well as increased sales expenses associated with our expansion into new West Coast markets.

We had a loss from operations of $11,625,755 for the nine months ended September 30, 2015, compared to income from operations of $673,647 for the nine months ended September 30, 2014, a decrease of $12,299,402 or 1,826% from the prior year’s nine-month period. The decrease was mainly due to market and operational conditions which resulted in a decrease in revenue as described above as well as the additional selling general and administrative expenses associated with new product lines, and acquired operations.

We had a provision for doubtful accounts of $2,650,000 for the nine months ended September 30, 2015, compared to no provision for doubtful accounts for the nine months ended September 30, 2014. The provision for doubtful accounts was related to amounts owed to Omega under the Omega Secured Note including $1,696,452 which was unsecured, and which the collection of which is doubtful, and $2,650,000 which is collateralized by insurance proceeds expected to be collected in 2015, due to revised insurance proceeds expectations.

We also had interest expense of $2,851,947 for the nine months ended September 30, 2015, compared to interest expense of $1,680,371 for the nine months ended September 30, 2014, an increase in interest expense of $1,171,576 or 70% from the prior period mainly due to the debt facilities with Goldman Sachs and Midcap as described below. We had total other expense of $78,316 for the nine months ended September 30, 2015, related to the disposal of assets compared to total other expense of $10,866 for the nine months ended September 30, 2014, also due to the disposal of assets.

We had $2,635,033 of gain on change in value of derivative liability for the nine months ended September 30, 2015, in connection with a beneficial conversion feature on certain warrants granted in September 2015, as described in greater detail in Note 13 to the unaudited financial statements included herein under "Part I"-"Item 1 Financial Statements".

We had a gain on futures contracts of $395,430 for the nine months ended September 30, 2015, as the third quarter of 2015 was the first period we have used futures contract to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure.

Contributing to other income for the nine months ended September 30, 2014 was $6,573,686, relating to a one-time non-cash bargain purchase benefit from the purchase price of the Omega assets.

We had an income tax expense of $5,306,000 for the nine months ended September 30, 2015, compared to $57,975 income tax expense for the nine months ended September 30, 2014. For tax reporting purposes, we have net operating losses (“NOLs”) of approximately $58.4 million as of September 30, 2015 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a cumulative pre-tax loss of $17.0 million over a three year period ended September 30, 2015. As a result, we determined that a full valuation allowance for our deferred tax assets at September 30, 2015 of $5,306,000 was appropriate.

We had net loss of $19,481,526 for the nine months ended September 30, 2015, compared to net income of $5,608,478 for the nine months ended September 30, 2014, a decrease in net income of $25,090,004 or 447% from the prior period for the reasons described above.

During the nine months ended September 30, 2015, the processing costs for our Refining and Marketing division located at KMTEX were $3,248,938. In addition, we have provided the results of operations for this segment of our business below during the same nine month period.

Nine Months Ended September 30, 2015
Refining and Marketing
Revenues	$28,466,144

Income (loss) from operations	$623,594

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the first three quarters of fiscal 2015 and for fiscal year 2014, by quarter.

	Fiscal 2015			Fiscal 2014
	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$39,262,584	$49,119,711	$37,684,339	$62,572,071	$76,903,516	$72,079,622	$47,349,658

Cost of Revenues	34,104,949	43,635,177	38,008,456	67,049,736	73,761,171	63,844,569	42,343,633

Gross Profit (loss)	5,157,635	5,484,534	(324,117)	(4,477,665)	3,142,345	8,235,053	5,006,025

Reduction of contingent liability	—	—	—	(3,371,836)	(1,876,752)	—	—

Selling, general and administrative expenses	6,052,764	5,641,250	5,370,028	7,783,149	4,706,104	4,363,617	2,716,349

Depreciation and amortization	1,597,881	1,561,314	1,556,982	1,296,450	1,180,443	1,068,273	732,677

Acquisition related expenses	5,910	—	157,678	994,603	259,235	1,959,418	600,412

Total selling, general and administrative expenses	7,656,555	7,202,564	7,084,688	6,702,366	4,269,030	7,391,308	4,049,438

Income (loss) from operations	(2,498,920)	(1,718,030)	(7,408,805)	(11,180,031)	(1,126,685)	843,745	956,587

Other income (expense)

Provision for doubtful accounts	—	—	(2,650,000)	—	—	—	—
Other income	11	10	8	223,255	109,980	7	370
Gain on bargain purchase	—	—	—	375,000	92,635	6,481,051	—
Other expense	(20,657)	12,818	(70,478)	—	—	(10,866)	—
Gain on futures contracts	395,430	—	—	—	—	—	—
Gain on change in value of derivative liability	818,051	1,816,982	—	—	—	—	—
Interest expense	(763,791)	(556,975)	(1,531,180)	(956,319)	(947,325)	(657,235)	(75,811)
Total other income (expense)	429,044	1,272,835	(4,251,650)	(358,064)	(744,710)	5,812,957	(75,441)

Income (loss) before income taxes	(2,069,876)	(445,195)	(11,660,455)	(11,538,095)	(1,871,395)	6,656,702	881,146

Income tax benefit (expense)	—	—	(5,306,000)	57,975	(57,975)	—	—

Net income (loss)	$(2,069,876)	$(445,195)	$(16,966,455)	$(11,480,120)	$(1,929,370)	$6,656,702	$881,146
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	344,380	(18,981)
Net income (loss) attributable to Vertex Energy, Inc.	$(2,069,876)	$(445,195)	$(16,966,455)	$(11,480,120)	$(1,929,370)	$7,001,082	$862,165

The below graph charts our total quarterly revenue over time from January 1, 2013 to September 30, 2015:

	Fiscal 2015			Fiscal 2014
	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$27,632,744	$34,338,534	$24,913,976	$46,028,775	$52,434,252	$48,878,522	$23,571,400
Cost of revenues	25,128,353	30,912,204	27,141,124	48,709,354	50,846,953	42,973,852	21,227,096
Gross profit	$2,504,391	$3,426,330	$(2,227,148)	$(2,680,579)	$1,587,299	$5,904,670	$2,344,304
Refining & Marketing
Revenues	$8,752,135	$11,447,889	$8,266,120	$14,694,971	$19,655,674	$18,517,819	$19,827,459
Cost of revenues	8,281,753	9,956,771	7,305,402	15,570,210	18,680,731	16,626,592	18,251,891
Gross profit (loss)	$470,382	$1,491,118	$960,718	$(875,239)	$974,943	$1,891,227	$1,575,568
Recovery
Revenues	$2,877,705	$3,333,288	$4,504,243	$1,848,325	$4,813,590	$4,683,281	$3,950,799
Cost of revenues	694,843	2,766,202	3,561,930	2,770,172	4,233,487	4,244,125	2,864,646
Gross profit (loss)	$2,182,862	$567,086	$942,313	$(921,847)	$580,103	$439,156	$1,086,153

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

We had total assets of $106,970,541 as of September 30, 2015 compared to $133,822,231 at December 31, 2014. The decrease was mainly due to a decrease of $8,773,459 in inventory, a decrease of $1,996,915 in cash and cash equivalents, a $5,306,000 net decrease in deferred federal income tax, a $779,285 decrease in costs in excess of billings, an increase of $2,983,844 in depreciation, as well as a $825,063 reduction in intangible assets, a $373,512 reduction in financing costs, and a $2,150,000 decrease in current portion of notes receivable offset by a $2,039,298 decrease in accounts receivable, net. Total current assets as of September 30, 2015 of $18,934,492 consisted of cash and cash equivalents of $4,020,161, accounts receivable, net, of $7,897,650, notes receivable of $1,000,000, relating to the Omega Secured Note described below, inventory of $3,847,157, and prepaid expenses of $2,169,524. Non-current assets consisted of fixed assets, net, of $54,817,973, these consist of property, plant and equipment related to our various processing facilities, note receivable - related party of $8,308,000, relating to the Omega Secured Note described below, net intangible assets of $17,687,897, which primarily represents the value of the Company's TCEP patent and certain other patents acquired from Omega Refining, and $4,922,353 of goodwill (booked in connection with the acquisition of Holdings and E-Source), deferred financing costs of $1,818,376, and other assets of $481,450. Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycle and sales.

We had total current liabilities of $19,092,770 as of September 30, 2015 compared to $63,076,685 at December 31, 2014. This decrease was largely due to a reduction and reclassification in the current portion of long-term debt in the amount of $35,363,542, due to a paydown requirement during the first half of the year the entire amount of our debt with Goldman Sachs (as described below) was accounted for as current debt as of December 31, 2014. We made a payment in the amount of $15,100,000 towards this outstanding debt during the second quarter of 2015 which reduced the amount owed and resulted in a significant portion of the prior current debt being moved to long-term debt. This was offset set by a $659,893 increase in revolving note in connection with amounts borrowed from MidCap as described below. As of September 30, 2015, accounts payable totaled $12,893,323 and we had capital lease liabilities of which the current portion outstanding at September 30, 2015 was $364,561. In addition, we had $4,773,042 of current liabilities associated with long-term debt which included $400,895 related to E-Source and $3,200,000 related to the Goldman Sachs credit facility (as described below) and our prior credit facility with Bank of America (BOA), and $4,393,034 of derivative liability, described in greater detail in Note 13 to the unaudited financial statements included herein under "Part I"-"Item 1 Financial Statements".

We had total liabilities of $51,199,409 as of September 30, 2015, including current liabilities of $19,092,770 and long-term debt of $21,644,605, which included $2,045,500 related to E-Source debt, and $6,069,000 of contingent consideration relating to the remaining potential earn-out payments associated with the acquisition of Heartland in December 2014.

We had a working capital deficit of $158,278 as of September 30, 2015, compared to a working capital deficit of $29,327,453 as of December 31, 2014. The decrease in working capital deficit from December 31, 2014 to September 30, 2015 is due to an increase in accounts receivable as of September 30, 2015, a decrease in accounts payable, the reclassification of certain current debt to long-term debt as described above, off-set by the increase in the balance of the revolving note.

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

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments of $2,790,299 were made and the balance was $364,561 at September 30, 2015.

The Company has notes payable to various financial institutions, bearing interest at rates ranging from 5.5% to 6.35%, maturing January 7, 2020. The balance of the notes payable is $2,045,500 at September 30, 2015.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $1,172,147 at September 30, 2015.

The Company's outstanding debt facilities as of September 30, 2015 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2015
MidCap Business Credit, LLC	Revolving Note	March, 2015	March, 2017	$7,000,000	$659,893
Goldman Sachs USA	Term Loan	May, 2014	May, 2019	40,000,000	23,200,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	520,219	364,561
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,201,372	2,045,500
Various institutions	Insurance premiums financed	Various	< 1 year	1,789,481	1,172,147
				$51,511,072	$27,442,101

Future contractual maturities of notes payable are summarized as follows:

Creditor	2015	2016	2017	2018	2019	Thereafter
MidCap Business Credit, LLC	$659,893	$—	$—	$—	$—	$—
Goldman Sachs USA	800,000	3,200,000	3,200,000	3,200,000	12,800,000	—
Pacific Western Bank	44,460	186,947	133,154	—	—	—
Texas Citizens Bank	71,394	442,600	468,225	495,013	523,333	44,935
Various institutions	661,968	510,179	—	—	—	—
Totals	$2,237,715	$4,339,726	$3,801,379	$3,695,013	$13,323,333	$44,935

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032. Total rent expense for the nine months ended September 30, 2015 and 2014 is summarized as follows:

	Nine Months Ended September 30
	2015	2014
Office leases	$392,952	$412,899
Plant Leases	3,355,800	1,665,000
Vehicle leases	300,207	318,771
	$4,048,959	$2,396,670

Minimum future lease commitments as of September 30, 2015 are summarized as follows:

	Office Facilities	Vehicles	Plant Leases	Totals
2015	$139,855	$112,444	$999,000	$1,251,299
2016	464,354	454,301	6,924,000	7,842,655
2017	414,932	175,216	6,574,000	7,164,148
2018	312,466	57,710	4,060,000	4,430,176
2019	300,000	—	2,928,000	3,228,000
thereafter	4,175,000	—	14,640,000	18,815,000
	$5,806,607	$799,671	$36,125,000	$42,731,278

In addition to the above, we are required to redeem any non-converted shares of Series B Preferred Stock, which remain outstanding on December 24, 2020, at the rate of $3.10 per share (or approximately $25 million as of September 30, 2015), subject to the terms of our senior loan documents, which funds we may not have, or which may not be available on favorable terms, if at all.

MidCap Loan Agreement

Effective March 27, 2015, the Company, Vertex Operating and all of the Company’s other subsidiaries other than E-Source and Golden State, entered into a Loan and Security Agreement with MidCap Business Credit LLC (“MidCap” and the “MidCap Loan Agreement”). Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85% of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which have not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default has occurred or is continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement is subject to certain standard conditions and requirements. Notwithstanding the above, the parties agreed that until such time as (i) Goldman Sachs at last $9.1 million which was due to it by June 30, 2015 (which amount was timely raised and paid), or (ii) we enter into an amendment with Goldman Sachs to remove the requirement that we make the Required Payment, the advance rate against Qualified Accounts is reduced to 53% (compared to 85% after such date) and the advance rate against Eligible Inventory is reduced to 31% (compared to 50% after such date). Additionally, the advance rate against Qualified Accounts is reduced by 1% for each percentage point by which the following calculation, expressed as a percentage, exceeds 3%: (a) actual bad debt write-downs, discounts, advertising allowances, credits, or other dilutive items, divided by (b) gross sales (excluding non-recurring items), for any applicable period as determined by MidCap. The MidCap Loan had a balance of $659,893 on September 30, 2015.

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

Compliance with Covenants and Fulfillment of Conditions:

On June 18, 2015, the Company entered into the Third Amendment to Credit and Guaranty Agreement (the "Third Amendment"), which amended the Credit Agreement (as described and defined above under Note 10 to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements"). The amendments to the Credit Agreement effected by the Third Amendment include, but are not limited to:

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

• Reducing certain required consolidated EBITDA targets pursuant to the terms of the Credit Agreement to be more favorable to the Company, including reducing such targets to $250,000, $1.5 million, $4.24 million, $7.25 million and $9.5 million for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016 (and each quarter thereafter), respectively, compared to $3 million, $5.5 million, $8 million, $9 million and $10 million, respectively.

•Extending the date we are required to begin meeting various leverage ratios and consolidated EBITDA targets as set forth in the Credit Agreement from December 31, 2015 and June 30, 2015, to March 31, 2016 and September 30,
2015, respectively.

Omega Secured Note

In connection with the initial closing (the transaction was originally contemplated to close in two parts, an “Initial Closing” and a “Final Closing”, which Final Closing we subsequently terminated and abandoned) of the Omega Asset Purchase Agreement (the "Purchase Agreement"), Omega Refining and Bango Refining provided Vertex Refining Nevada a Secured Promissory Note (the “Omega Secured Note”) in the aggregate amount of $13,858,067, which had a balance of $13,858,067 as of September 30, 2015, representing (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the Initial Closing (which included consideration relating to the assets acquired at the Initial Closing and which were planned to be acquired at the Final Closing) exceeded the value of assets acquired at the Initial Closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the Initial Closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory which was planned to be acquired at the Final Closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) advances totaling $4.15 million to satisfy accounts payable and other working capital related obligations of Omega after the Initial Closing (the “Draw Down Loans”); and (e) an additional loan of $1 million for capital expenditures (the “Capital Expenditure Loan”).

The Purchase Price Loan and the Draw Down Loans accrued interest at the short-term federal rate as published by the Internal Revenue Service from time to time (approximately 0.33% per annum as of the Initial Closing) prior to October 30, 2014, and thereafter at 9.5% per annum, payable monthly in arrears and had a maturity date of March 31, 2015, provided that the loan was not paid when due and is currently in default. The First Inventory Loan and the Draw Down Loans accrue interest at the rate of 9.5% per annum beginning on May 31, 2014, were due and payable on March 31, 2015, and were not paid on such date and are currently in default.

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

Omega Secured Note had an outstanding balance of $13,858,067 as of September 30, 2015, provided that based on our management’s assessment, the Company recognized an allowance for doubtful accounts of $4,346,452 related to amounts owed to the Company by Omega under the Omega Secured Note during the three months ended March 31, 2015.

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

Unit Offering

As described above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Events” - “Unit Offering”, we closed the Offering of Units on June 24, 2015 and raised a gross amount of $25 million and a net of $23.6 million, after commissions and before our expenses, of which $15.1 million was immediately used to pay down amounts owed to Goldman Sachs under the Credit Agreement.

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

Additionally, as part of our ongoing efforts to maintain a capital structure that is closely aligned with what we believe to be the potential of our business and goals for future growth, which is subject to cyclical changes in commodity prices, we will be exploring additional sources of external liquidity.  The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by us and if accomplished, may result in dilution to our shareholders. However, such future financing may not be available in amounts or on terms acceptable to us, or at all.

In addition to the above, we may also seek to acquire additional businesses or assets (similar to our recent acquisitions from Heartland, Omega and Aaron Oil (as described above under "Recent Acquisition" - Aaron Oil Acquisition"). In addition, the Company could consider selling assets if a more strategic acquisition presents itself. Finally, in the event we deem such transaction in our best interest, we may enter into a business combination or similar transaction in the future.

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

Cash flows for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014
Beginning cash and cash equivalents	$6,017,076	$2,678,628
Net cash provided by (used in):
Operating activities	(7,762,018)	(11,534,246)
Investing activities	(2,737,637)	(34,391,520)
Financing activities	8,502,740	44,476,884
Net increase (decrease) in cash and cash equivalents	(1,996,915)	(1,448,882)
Ending cash and cash equivalents	$4,020,161	$1,229,746

Net cash used in operating activities was $7,762,018 for the nine months ended September 30, 2015 as compared to $11,534,246 of net cash provided by operating activities during the corresponding period in 2014. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Credit Agreement, notes payable, and MidCap Loan Agreement. The primary reasons for the decrease in cash provided by operating activities for the nine month period ended September 30, 2015 are related to the net loss of $19,481,526 (compared to net income of $5,608,478 in the prior period), an increase in accounts receivable of $1,879,150 and an increase in prepaid expenses of $924,216. These cash outflows were partially offset by favorable adjustments for depreciation and amortization expenses of $4,716,177, a decrease in inventory of $8,773,459 costs in excess of billings of $779,285, $495,965 of deferred revenue, $2,810,146 of allowance for doubtful accounts, and a decrease in accounts payable of $8,858,058 and deferred federal income tax of $5,306,000 for the nine month period ended September 30, 2015.

Investing activities used cash of $2,737,637 for the nine months ended September 30, 2015 as compared to having used $34,391,520 of cash during the corresponding period in 2014. Investing activities for the nine months ended September 30, 2015 were primarily comprised of $1,159,488 invested in fixed assets, $1,082,649 of acquisitions and an increase in notes receivable of $500,000, offset by $4,500 of proceeds from the sale of assets. Cash used in investing activities for the nine months ended September 30, 2014, mainly consisted of cash used to acquire Omega.

Financing activities provided cash of $8,502,740 for the nine months ended September 30, 2015 as compared to $44,476,884 of cash during the corresponding period in 2014. Financing activities for the nine months ended September 30, 2015 are comprised of proceeds from the sale of stock of $23,557,553 as part of our June 2015 Unit offering as described above, which was significantly offset by payments on notes payable in the amount of $18,019,983 (which represents amounts paid to Goldman Sachs under the Credit Agreement), and amounts received from the MidCap Loan Agreement of $659,893. Net cash provided by financing activities for the nine months ended September 30, 2014, were mainly comprised of proceeds borrowed from Goldman Sachs.

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

Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is to offset changes in the fair value or cash flows of our commodity feedstock and processed inventories. The Company has entered into certain financial derivative instruments to manage this risk. In addition, see Note 13 for details regarding our Warrants sold in connection with the Series B Preferred Stock.
The derivative financial instruments the Company has entered into are futures contracts which have terms of less than a year to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure.
The Company records all derivative financial instruments at their fair value in its Consolidated Balance Sheets. None of the derivative financial instruments that the Company holds are designated as either a fair value hedge or cash flow hedge and the gain or loss on the derivative instrument is recorded in earnings. The Company has determined that the fair value of its derivative financial instruments are determined using level 1 inputs (quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available commodity futures prices rates at each financial reporting date. At September 30, 2015, the net fair value of the Company’s futures contracts totaled a nominal net asset and is included in other prepaid assets (accrued liabilities) in the accompanying Consolidated Balance Sheets; and the gain of approximately $395,400 is included in Gain on futures contracts in the accompanying Consolidated Statements of Operations. The notional principal of outstanding futures contracts at September 30, 2015 was $2,600,000.
At September 30, 2015, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As of September 30, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting as of December 31, 2014 (as described in greater detail in our annual report on Form 10-K/A for the year ended December 31, 2014), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

E-Source, the wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc., made certain allegations against E-Source, and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants' at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

We will need to raise additional funding to meet the requirements of the terms and conditions of our Credit Agreement. Additionally, we may need to raise additional funds through public or private debt or equity financing, via the sale of assets or through other various means to fund our obligations, or acquire assets and businesses in the future. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.

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

The Omega Secured Note had an outstanding balance of $13,858,067 as of September 30, 2015, not including a $4.3 million allowance for doubtful accounts in connection with such note (described below). The Omega Secured Note represents (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the initial closing of the Omega acquisition (which included consideration relating to the assets acquired at the initial closing and which were planned to be acquired at the final closing, which has since been terminated by the parties) exceeded the value of assets acquired at the initial closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the initial closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory which was planned to be acquired at the final closing, which the parties have agreed will now not occur (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) advances totaling $4.15 million to satisfy accounts payable and other working capital related obligations of Omega after the initial closing (the “Draw Down Loans”); and (e) an additional loan of $1 million for capital expenditures (the “Capital Expenditure Loan”).

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

We have a significant amount of outstanding indebtedness. As of September 30, 2015, we owed approximately $12.9 million in accounts payable. As of September 30, 2015, we owed $23,200,000 under the Credit Agreement. The amount owed under the Credit Agreement is due and payable on May 2, 2019 and we were previously in default of the provisions of the Credit Agreement, which were waived by our lender in connection with our entry into an amendment to the Credit Agreement. Effective March 27, 2015, we, Vertex Operating and all of our other subsidiaries other than E-Source and Golden State, entered into the MidCap Loan Agreement. Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85% of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which have not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default has occurred or is continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement is subject to certain standard conditions and requirements. A total of $659,893 was outstanding under the MidCap Loan Agreement as of September 30, 2015.

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

The Credit Agreement also includes various covenants (positive and negative) binding the Company, including, requiring that the Company provide the Agent with certain reports, provide the Agent notice of material corporate events and forecasts, limiting the amount of indebtedness the Company may incur (for example, the Company’s total indebtedness could not exceed between $30,000,000-$32,000,000 at any time prior to our entry into the Second Amendment to the Credit Agreement on March 26, 2015 (the “Second Amendment”), and cannot exceed $7 million (including not more than $6 million under the MidCap Credit Agreement through December 31, 2015), subject to certain exemptions set forth in greater detail in the Credit Agreement), and requiring us to maintain certain financial ratios, relating to consolidated EBITDA (which for the purposes of the Credit Agreement, never take into account the results of operations of Vertex Refining OH, LLC (“Vertex OH”)) and debt leverage including maintaining a ratio of quarterly consolidated EBITDA (as calculated and adjusted in the Credit Agreement) to certain fixed charges (quarterly on a cumulative basis), for each applicable period of between 1.10:1.00 and 1.25:1.00 (depending on the applicable period); maintaining a ratio of consolidated debt to consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for the applicable period (depending on the terms of the Credit Agreement such calculation is made for the prior 12 month period, the prior six month period or prior nine month period), for each quarter through maturity of between 4:00:1.00 and 2.5:1.00 (depending on the applicable period); maintaining consolidated EBITDA (as calculated and adjusted in the Credit Agreement), for each applicable period (as provided in the Credit Agreement), of between $4.25 million and $11.5 million between the original date of the Credit Agreement and December 31, 2014, and between $250,000 and $7.0 million thereafter through the maturity date of the Credit Agreement (depending on the applicable quarter); maintaining at all times liquid cash on hand and available borrowings under other applicable credit agreements of at least $3 million through the date of the Second Amendment and of at least $750,000 after the date of the Second Amendment prior to June 30, 2015, $1.5 million at any time after June 30, 2015 and prior to the date of the Fourth Amendment, $500,000 after the date of the Fourth Amendment and until December 31, 2015, $750,000 at any time from December 31, 2015 to March 31, 2016, and $1 million at any time after March 31, 2016. The Credit Agreement also provides that the Company is not authorized to make any “earn-out” payment under the Heartland Purchase Agreement, if an event of default exists under the Credit Agreement or if such payment would create an event of default under the Credit Agreement.

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

Benjamin P. Cowart, our Chairman, President and Chief Executive Officer, beneficially owns approximately 28% of our common stock (not including shares issuable upon exercise of options and warrants held by Mr. Cowart) and 23% of our total voting stock, and as such, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Should conflicts of interest arise, Mr. Cowart may not act in the best interests of our other shareholders and conflicts of interest may not be resolved in a manner favorable to our other shareholders.

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

Our Series B Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B Preferred Stock ($3.10 per share or $25.3 million in aggregate as of the date of this report). The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, provided that any cash dividend payment is subject to us previously having repaid all amounts owed to our senior lender. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B Preferred Stock shares at $3.10 per share.

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

As described above, in the event we do not have available cash to pay the dividends which accrue on the Series B Preferred Stock in cash, we are prohibited from paying such dividends in cash, and we do not have sufficient registered shares of common stock available to allow for the payment of such dividends in common stock, we are required to pay such dividends in-kind in Series B Preferred Stock shares at $3.10 per share, which will also include a $3.10 per share liquidation preference and the right to convert into common stock on a one-for-one basis. To date we have paid $399,249 in accrued dividends on the Series B Preferred Stock by way of the issuance of 128,790 shares of Series B Preferred Stock in-kind.

The issuance and sale of common stock upon conversion of the Series B Preferred Stock may depress the market price of our common stock; and the redemption of the Series B Preferred Stock, if not converted into common stock prior to the required redemption date, will require significant additional funds.

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

Any non-converted shares of Series B Preferred Stock are required to be redeemed by us on June 24, 2020. We are required to redeem any non-converted shares of Series B Preferred Stock, which remain outstanding on December 24, 2020, at the rate of $3.10 per share (or $25.3 million in aggregate as of the date of this filing), subject to the terms of our senior loan documents, which funds we may or may not have, or which may not be available on favorable terms, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2015, one of the holders of our Series B Preferred Stock fully-converted all 32,260 of the shares of Series B Preferred Stock which it then held into shares of our common stock on a one-for-one basis. The shares of common stock issuable in connection with such conversion were previously registered by us on a Form S-1 Registration Statement. Additionally, the same holder converted an aggregate of approximately $791 in accrued dividends on such converted Series B Preferred Stock shares into 255 shares of common stock ($3.10 per share of common stock), which shares of common stock were also previously registered by us on a Form S-1 Registration Statement.

For the period from June 24-30, 2015 and June 30-September 30, 2015, a total of approximately $398,459 of dividends accrued on our outstanding Series B Preferred Stock (not including shares of Series B Preferred Stock converted into common stock in August 2015, as described above). We were prohibited from paying such dividends in shares of common stock because the applicable Dividend Stock Payment Price was below $2.91. The “Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock. Pursuant to the terms of the Credit Agreement with Goldman Sachs, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 128,535 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2015. If converted in full, the 128,535 shares of restricted Series B Preferred Stock would convert into 128,535 shares of our common stock. As the issuance of the Series B Preferred Stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

On November 9, 2015, we, Vertex Operating, and certain of our subsidiaries, Lender, as lender and Agent, as administrative agent, entered into a Fourth Amendment to Credit and Guaranty Agreement, amending the Credit Agreement (defined and described above under “Note 10. Line of Credit and Long-Term Debt” to the consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”)(the “Fourth Amendment”). The amendments to the Credit Agreement effected by the Fourth Amendment include, but are not limited to:

•
Including Vertex OH in the calculation of Consolidated Adjusted EBITDA, once Vertex OH has (a) delivered certain required mortgages and legal opinions in respect to its real estate properties and in order to create a valid first priority security interest in such real estate properties in favor of the Agent, (b) taken action to cause certain deposit accounts of Vertex OH to become controlled accounts under the Credit Agreement; and (c) appointed an agent for service of process in New York.

•	Excluding from the definition of Consolidated Liquidity any amounts which are more than 75 days past due.

•	Changing the beginning calculation dates for certain fixed charge ratios required to be calculated pursuant to the terms of the Credit Agreement from December 31, 2015 to March 31, 2016.

•	Changing the way certain required leverage ratios are calculated as provided in the Credit Agreement.

•
Extending the date that we were required to begin making installment payments on the Credit Agreement from September 30, 2015 to the earlier of (a) December 31, 2015; and (b) the date we receive insurance proceeds from the Bango, Nevada plant of at least $800,000.

•
Removing prior restrictions which prevented Vertex OH from undertaking certain actions including co-mingling funds with the Company’s other subsidiaries and which required such entity to maintain its own books and records.

•
Extending the date we are required to begin meeting various leverage ratios relating to indebtedness, fixed charge ratios and consolidated EBITDA targets (while also reducing such consolidated EBITDA targets) from December 31, 2015 to March 31, 2016, and in some cases modifying the calculation of such ratios.

•
Reducing minimum consolidated liquidity amounts to not less than (i) $500,000 at any time from the date of the Fourth Amendment to December 31, 2015, (ii) $750,000 at any time after December 31, 2015 and on or prior to March 31, 2016, and (iii) $1,000,000 at any time after March 31, 2016.

Additionally, the Agent and the Company agreed that if the Company prepays, for any reason, all or any part of the principal balance of the amount owed under the Credit Agreement on or prior to June 18, 2018, the Company would pay the Agent a prepayment premium (“Prepayment Premium”) equal to (i) the greater of (a) 4.00% of such prepayment and (b) the Yield Maintenance Premium (defined below) with respect to such prepayment, if such repayment occurs on or prior to June 18, 2017, (ii) 2.00% of such repayment if such repayment occurs after June 18, 2017 and on or prior to June 18, 2018, and (iii) nothing thereafter; provided, however, that no Prepayment Premium is due with respect to any mandatory prepayment from (1) insurance proceeds received pursuant to the terms of the Credit Agreement, (2) excess cash flow under the terms of the Credit Agreement, (3) amounts required to be paid under the Credit Agreement in the event, among other things, certain EBITDA targets and leverage ratios are not met, (4) certain other mandatory prepayments of the amounts owed under the Credit Agreement; (5) tax return payments under the Credit Agreement, or voluntary prepayments of the amounts owed under the Credit Agreement prior to January 31, 2016. “Yield Maintenance Premium” means an amount equal to (1) the aggregate amount of interest which would have otherwise been payable on the amount of the principal prepayment from the date of prepayment until June 18, 2017, minus (2) the aggregate amount of interest the holder of the debt would earn if the prepaid principal amount were reinvested for the period from the date of prepayment until June 18, 2017 in treasury securities. Finally, the Agent agreed to Vertex OH becoming a party to the Midcap Loan Agreement and to guaranteeing certain debt owed to Midcap thereunder.

Also on November 9, 2015, we and certain of our subsidiaries entered into a First Amendment to Loan and Security Agreement (the “Midcap First Amendment”), which amended the Midcap Loan Agreement with Midcap (defined and described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Liquidity and Capital Resources” - “MidCap Loan Agreement”). The Midcap First Amendment amended the Midcap Loan Agreement to add Vertex OH as a party thereto; remove Vertex OH’s requirement to enter into a negative pledge agreement with MidCap; created separate maximum borrowing base credit limits for Vertex OH’s accounts and customers ($100,000 maximum per customer, subject to certain exceptions); excluded customers who are based outside of the U.S. or Canada from the credit limits if backed by a bank letter of credit or covered by a foreign receivables insurance policy; removed inventory of Vertex OH from the definition of Eligible Inventory under the Midcap Loan Agreement; and provided that additional affiliates of the Company may become party to the Midcap Loan Agreement by executing an assumption agreement and revolving note in favor of Midcap.

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

VERTEX ENERGY, INC.

Date: November 9, 2015	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
1.1	Underwriting Agreement, dated November 20, 2013, by and among Vertex Energy, Inc. and Craig-Hallum Capital Group LLC		8-K	1.1	11/21/2013	001-11476
2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/2012	000-53619
2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/2012	000-53619
2.3	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC.,Vertex Refining NV., LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (March 17, 2014)		8-K	2.1	3/19/2014	001-11476
2.4	Second Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 30, 2014)		8-K	2.3	5/6/2014	001-11476
2.5(#)	Third Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (May 2, 2014)		8-K	2.4	5/6/2014	001-11476
2.6	Fourth Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Louisiana LV OR LLC, formerly known as Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (January 19, 2015)		8-K	2.1	1/21/2015	001-11476
2.7	Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy Inc. and Heartland Group Holdings, LLC (October 21, 2014)		8-K	2.1	10/28/2014	001-11476
2.8	First Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (November 26, 2014)		8-K	2.2	12/1/2014	001-11476

2.9	Second Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (December 5, 2014)	8-K	2.3	12/9/2014	001-11476
2.10	Third Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (March 4, 2015)	8-K	2.4	3/6/2015	001-11476
3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.	8-K/A	3.1	6/26/2009	000-53619
3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.'s Series A Convertible Preferred Stock.	8-K	3.1	7/16/2010	000-53619
3.3	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock (as filed with the Secretary of State of Nevada on June 23, 2015)	8-K	3.1	6/24/2014	001-11476
3.4	Amended and Restated Bylaws of Vertex Energy, Inc.	8-K	3.1	1/15/2014	001-11476
10.1	Employment Agreement with Benjamin P. Cowart effective April 16, 2009 ***	8-K/A	10.5	6/26/2009	000-53619
10.2	Employment Agreement with Matthew Lieb effective April 16, 2009 ***	8-K/A	10.7	6/26/2009	000-53619
10.3	Loan Agreement with Bank of America dated September 16, 2010	8-K	10.1	9/24/2010	000-53619
10.4	Security Agreement with Bank of America dated September 16, 2010	8-K	10.2	9/24/2010	000-53619
10.5(+)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013	8-K	10.1	11/12/2013	001-11476
10.6	Amended and Restated Employment Agreement with Chris Carlson dated March 29, 2011 and effective April 1, 2010***	10-K	10.18	12/31/2010	000-53619
10.7	First Amendment to Employment Agreement with Benjamin P. Cowart dated March 25, 2011 and effective as of December 15, 2010***	10-K	10.19	12/31/2010	000-53619
10.8	First Amendment to Employment Agreement with Matt Lieb dated February 1, 2011 and effective March 28, 2011***	10-K	10.20	12/31/2010	000-53619
10.9	Addendum to Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated July 5, 2011***	10-Q	10.21	9/30/2011	000-53619
10.10	Second Addendum to Employment Agreement Between Vertex Energy, Inc. and Greg Wallace dated June 15, 2012***	10-Q	10.11	9/30/2012	000-53619
10.11	Employment Agreement with John Strickland - July 2012**	10-Q	10.12	9/30/2012	000-53619

10.12	Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	8-K	10.1	9/12/2012	000-53619
10.13	$10,000,000 Revolving Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.2	9/12/2012	000-53619
10.14	$8,500,000 Term Note by Vertex Energy, Inc. in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.3	9/12/2012	000-53619
10.15	Security Agreement with Bank of America, N.A. dated August 31, 2012	8-K	10.4	9/12/2012	000-53619
10.16	Corporate Guaranty in favor of Bank of America, N.A. dated August 31, 2012	8-K	10.5	9/12/2012	000-53619
10.17	First Amendment to Credit Agreement between Vertex Energy, Inc. and Bank of America, N.A. dated August 31, 2012	10-Q	10.18	9/30/2012	000-53619
10.18	Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***	10-Q	10.19	9/30/2012	000-53619
10.19	Second Addendum to Employment Agreement with Benjamin P. Cowart, dated August 31, 2012***	10-Q	10.20	9/30/2012	000-53619
10.20	First Addendum to Amended and Restated Employment Agreement with Chris Carlson, dated August 31, 2012***	10-Q	10.21	9/30/2012	000-53619
10.21	2004 Stock Option Plan - World Waste Technologies, Inc.***	10-KSB	10.3	12/31/2004	001-11476
10.22	Form of Stock Option Agreement, pursuant to 2004 Stock Option Plan***	10-KSB	10.4	12/31/2004	001-11476
10.23	2007 Stock Plan - World Waste Technologies, Inc.***	8-K	10.2	5/21/2007	001-11476
10.24	Form of Stock Option Agreement, pursuant to 2007 Stock Option Plan***	8-K	10.3	5/21/2007	001-11476
10.25	Vertex Energy, Inc., 2008 Stock Incentive Plan***	8-K/A	4.1	6/26/2009	000-53619
10.26	2008 Stock Incentive Plan - Form of Stock Option Agreement***	10-K	10.27	12/31/2012	001-11476
10.27	Vertex Energy, Inc., 2009 Stock Incentive Plan***	8-K	4.1	7/31/2009	000-53619
10.28	2009 Stock Incentive Plan - Form of Stock Option Agreement***	10-K	10.29	12/31/2012	001-11476
10.29	Waiver and Second Amendment to Credit Agreement with Bank of America, N.A. (January 2013)	10-K	10.30	12/31/2012	001-11476
10.30	Vertex Energy, Inc. 2013 Stock Incentive Plan***	S-8	4.1	7/28/2014	333-197659
10.31	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***	8-K	10.1	9/30/2013	001-11476
10.32	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***	S-8	4.3	7/28/2014	333-197659

10.33(+)	Secured Promissory Note ($13,858,066.67)-May 2, 2014-Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender	8-K	10.1	5/6/2014	001-11476
10.34	Guaranty Agreement-Omega Holdings-May 2, 2014	8-K	10.2	5/6/2014	001-11476
10.35(+)	Credit and Guaranty Agreement dated as of May 2, 2014, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as Guarantors, and Goldman Sachs USA, as Lender and as Administrative Agent, Collateral Agent, and Lead Arranger	8-K	10.3	5/6/2014	001-11476
10.36	Term Loan Note ($40,000,000)-Credit and Guaranty Agreement dated as of May 2, 2014	8-K	10.4	5/6/2014	001-11476
10.37(+)	Pledge and Security Agreement-Credit and Guaranty Agreement dated as of May 2, 2014	8-K	10.5	5/6/2014	001-11476
10.38(+)	Amended and Restated Credit Agreement, among Vertex Energy, Inc., and Vertex Energy Operating, LLC, as Borrowers and Bank of America, N.A., as Lender as of May 2, 2014	8-K	10.6	5/6/2014	001-11476
10.39	Revolving Note ($20,000,000)-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.7	5/6/2014	001-11476
10.40(+)	Pledge and Security Agreement-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.8	5/6/2014	001-11476
10.41	Amended and Restated Guaranty-Amended and Restated Credit Agreement, as of May 2, 2014	8-K	10.9	5/6/2014	001-11476
10.42	Intercreditor Agreement, May 2, 2014, by and among Bank of America, N.A. and Goldman Sachs Bank USA	8-K	10.10	5/6/2014	001-11476
10.43	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with David Peel (April 2014)***	8-K	10.1	6/24/2014	001-11476
10.44	Retention and Noncompetition Agreement with David Peel (April 2014)***	8-K	10.2	6/24/2014	001-11476
10.45	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***	8-K	10.1	7/29/2014	001-11476
10.46	Form of Common Stock Purchase Agreement dated June 5, 2014 by and between Vertex Energy, Inc. and the purchasers named therein	8-K	10.1	6/6/2014	001-11476
10.47	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments	10-Q	10.22	6/30/2014	001-11476

10.48	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments	10-Q	10.23	6/30/2014	001-11476
10.49	Operation and Maintenance Agreement dated as of November 3, 2010, by and between Magellan Terminals Holdings, L.P. (f/k/a Marrero Terminal, LLC) and Omega Refining, LLC	10-Q	10.24	6/30/2014	001-11476
10.50(#)	Terminaling Services Agreement between Marrero Terminal LLC (Owner) and Omega Refining, LLC (Customer) dated as of May 1, 2008	10-Q	10.25	6/30/2014	001-11476
10.51(#)	Second Use Motor Oil Buy/Sell Contract dated August 1, 2012, by and between Thermo Fluids, Inc. and Omega Refining, LLC	10-Q	10.26	6/30/2014	001-11476
10.52	Consulting Agreement, Timothy C. Harvey (October 3, 2014)***	8-K	10.1	10/9/2014	001-11476
10.53	Consulting Agreement between Heartland Group Holdings, LLC and Vertex Energy Operating, LLC (July 28, 2014)	8-K	10.1	10/28/2014	001-11476
10.54	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Benjamin Paul Cowart 2012 Grantor Retained Trust (December 4, 2014)	8-K	4.1	12/9/2014	001-11476
10.55	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Shelley T. Cowart 2012 Grantor Retained Trust (December 4, 2014)	8-K	4.2	12/9/2014	001-11476
10.56	Form of Subscription Agreement dated December 4, 2014	8-K	10.2	12/9/2014	001-11476
10.57	First Amendment to Credit and Guaranty Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Goldman Sachs Bank USA (December 5, 2014)	8-K	10.3	12/9/2014	001-11476
10.58	First Amendment to Amended and Restated Credit Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Bank of America, N.A. (December 5, 2014)	8-K	10.4	12/9/2014	001-11476
10.59	First Amendment to Secured Promissory Note dated January 7, 2015 - Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender	8-K	10.2	1/15/2015	001-11476
10.60	Second Amendment to Credit and Guaranty Agreement dated March 26, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company's subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. ("Lender") and Goldman Sachs Bank USA. as Administrative Agent and Collateral Agent for Lender	8-K	10.1	3/31/2015	001-11476

10.61	Common Stock Purchase Warrant to purchase 1,766,874 shares of common stock dated March 26, 2015, by Vertex Energy, Inc., in favor of Goldman, Sachs & Co.	8-K	10.2	3/31/2015	001-11476
10.62(#)	Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated March 27, 2015	8-K/A	10.3	6/16/2015	001-11476
10.63	Revolving Note by Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P. in favor of MidCap Business Credit LLC dated March 27, 2015, in the face amount of up to $7 million [provided that notwithstanding the face amount of such Revolving Note, the Revolving Note only evidences amounts borrowed under such security from time to time]	8-K	10.4	3/31/2015	001-11476
10.64	Intercreditor Agreement dated March 26, 2015, by and between MidCap Business Credit LLC and Goldman Sachs Bank USA	8-K	10.5	3/31/2015	001-11476
10.65	Lease With Option For Membership Interest Purchase (April 30, 2015), by and between Vertex Refining NV, LLC as lessee and Bango Oil, LLC, as landowner	8-K	10.1	5/5/2015	001-11476
10.66	Acknowledgement and Confirmation Agreement (April 30, 2015), by and among Vertex Energy, Inc., Vertex Refining NV, LLC, Bango Oil, LLC, RESC, LLC, and Diatom Rail Park, LLC	8-K	10.2	5/5/2015	001-11476
10.67	Personal Property Lease (April 30, 2015), by and between Vertex Refining NV, LLC, Omega Refining, LLC and Bango Refining NV, LLC	8-K	10.3	5/5/2015	001-11476
10.68	Consent Letter (April 30, 2015) From Goldman Sachs Bank USA	8-K	10.4	5/5/2015	001-11476
10.69	Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated March 27, 2015	8-K	10.3	6/16/2015	001-11476
10.70	Form of Unit Purchase Agreement dated June 19, 2015 by and between Vertex Energy, Inc. and the purchasers named therein	8-K	10.1	6/19/2015	001-11476

10.71	Third Amendment to Credit and Guaranty Agreement dated June 18, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company’s subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. (“Lender") and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender		8-K	10.2	6/24/2015	001-11476
10.72	Form of Warrant (incorporated by reference to Exhibit B of the Form of Unit Purchase Agreement incorporated by reference herein as Exhibit 10.69)		8-K	10.3	6/19/2015	001-11476
10.73	Executive Employment Agreement with Benjamin P. Cowart (August 7, 2015)***		10-Q	10.73	6/30/2015	001-11476
10.74	Executive Employment Agreement with Chris Carlson (August 7, 2015)***		10-Q	10.74	6/30/2015	001-11476
10.75	Amended and Restated 2013 Stock Incentive Plan ***		8-K	10.1	9/21/2015	001-11476
10.76##	First Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., effective November 1, 2013		8-K	10.2	9/21/2015	001-11476
10.77	Executive Employment Agreement with John Strickland (COO), effective October 1, 2015		8-K	10.1	10/19/2015	001-11476
10.78
Fourth Amendment to Credit and Guaranty Agreement dated November 9, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company’s subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. (“Lender") and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender
		X
10.79
First Amendment to Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated November 9, 2015
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

## Certain portions of this document as filed herewith (which portions have been replaced by "***'s") have been omitted in connection with a request for Confidential Treatment which has been submitted to the Commission. This entire exhibit including the omitted confidential information has been filed separately with the Commission.

 ++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.