Form 10-K
period 2015-12-31
Vertex Energy Inc.
filed 2016-04-04
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes   ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $45,438,384.
State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 29,765,702 shares of common stock issued and outstanding as of March 30, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of shareholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
Where You Can Find Other Information
We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investor Relations,” “SEC Filings” page of our website at www.vertexenergy.com. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. You may also read and copy any documents we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You can also obtain copies of the document upon the payment of a duplicating fee to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

Item 1. Business
Corporate History:
Vertex Energy, Inc. (the “Company,” “we,” “us,” and “Vertex”) was formed as a Nevada corporation on May 14, 2008. Pursuant to an Amended and Restated Agreement and Plan of Merger dated May 19, 2008, by and between Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), us, World Waste Technologies, Inc., a California corporation (“WWT” or “World Waste”), Vertex Merger Sub, LLC, a California limited liability company and our wholly-owned subsidiary (“Merger Subsidiary”), and Benjamin P. Cowart, our Chief Executive Officer, as agent for our shareholders (as amended from time to time, the “Merger Agreement”). Effective on April 16, 2009, World Waste merged with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation and becoming our wholly-owned subsidiary (the “Merger”). In connection with the Merger, (i) each outstanding share of World Waste common stock was cancelled and exchanged for 0.10 shares of our common stock; (ii) each outstanding share of World Waste Series A preferred stock was cancelled and exchanged for 0.4062 shares of our Series A preferred stock; and (iii) each outstanding share of World Waste Series B preferred stock was cancelled and exchanged for 11.651 shares of our Series A preferred stock.
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
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) via EDGAR. Our SEC filings are available free of charge to the public at our website, www.vertexenergy.com, as soon as reasonably practicable after they have been filed with or furnished to the SEC. Our website includes information which we do not desire to incorporate by reference into this filing.
Material Acquisitions
Effective as of August 31, 2012, we acquired 100% of the outstanding equity interests of Vertex Acquisition Sub, LLC (“Acquisition Sub”), a special purpose entity consisting of substantially all of the assets of Holdings and real-estate properties of B & S Cowart Family L.P. (“B&S LP” and the “Acquisition”). Prior to closing the Acquisition, Holdings contributed to Acquisition Sub substantially all of its assets and liabilities relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants, including all of the outstanding equity interests in Holdings’ wholly-owned operating subsidiaries, Cedar Marine Terminals, L.P. (“CMT”); Crossroad Carriers, L.P. (“Crossroad”); Vertex Recovery, L.P. (“Vertex Recovery”); and H&H Oil, L.P. (“H&H Oil”) and B&S LP contributed real estate associated with the operations of H&H Oil.

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
Effective October 1, 2013, Vertex acquired a 51% interest in E-Source Holdings, LLC (“E-Source”), a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. E-Source falls under our Recovery division, as described below. Effective January 1, 2014, the Company purchased an additional 19% ownership interest in E-Source. On September 4, 2014, the Company acquired the remaining 30% interest in E-Source and as of such date the Company owns 100% of E-Source.
On May 2, 2014, we completed the Initial Closing (defined below) contemplated under that certain Asset Purchase Agreement entered into on March 17, 2014 (as amended, the “Omega Purchase Agreement”) by and among the Company, Vertex Refining LA, LLC and Vertex Refining NV, LLC (“Vertex Refining Nevada”), both wholly-owned subsidiaries of Vertex Energy Operating, LLC, our wholly-owned subsidiary (“Vertex Operating”), Louisiana LV OR LLC f/k/a Omega Refining, LLC (“Omega Refining”), Bango Refining NV, LLC (“Bango Refining”) and Omega Holdings Company LLC (“Omega Holdings” and collectively with Omega Refining and Bango Refining, “Omega” or the “sellers”).
Pursuant to the Omega Purchase Agreement, we agreed to acquire certain of Omega’s assets related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services. Specifically, the assets included Omega’s Marrero, Louisiana and Bango, Nevada, re-refineries (which re-refine approximately 80 million gallons of used motor oil per year). Additionally, the Marrero, Louisiana plant produces vacuum gas oil (VGO) and the Bango, Nevada plant produces base lubricating oils. Omega also operated Golden State Lubricants Works, LLC (“Golden State”), a strategic blending and storage facility located in Bakersfield, California, which we acquired in the acquisition and have since ceased operations at. In connection with the acquisition, we also acquired certain of Omega's prepaid assets and inventory.
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
The required closing date of the Final Closing was extended by the parties until January 31, 2015, provided that such Final Closing failed to occur by such date, and on February 25, 2015, we provided Omega Refining, Bango Refining, and Omega Holdings, formal notice of the termination of the Company’s rights to complete the Final Closing, provided that as disclosed below under “Recent Events” in January 2016, we acquired and then immediately sold the Bango Plant.
In connection with the Initial Closing, Omega Refining and Bango Refining provided Vertex Refining Nevada a Secured Promissory Note (the “Omega Secured Note”) in the aggregate amount of $13,858,067, which was due and payable on March 31, 2015, which was not paid on such date, which is in default and which accrues interest at 18% per annum until paid in full. The repayment of the Omega Secured Note is guaranteed by Omega Holdings pursuant to a Guaranty Agreement and secured by a security interest granted pursuant to the terms of the Omega Secured Note and a Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing.
The assets and operations acquired from Omega fall under our Black Oil division, as described below.
On December 5, 2014 (the “Closing”), we closed the transactions contemplated by the October 21, 2014 Asset Purchase Agreement by and among the Company; Vertex Refining OH, LLC (“Vertex OH”), a wholly-owned subsidiary of Vertex Operating; Vertex Operating and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”)(as amended, the “Heartland Purchase Agreement”).
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
The purchase price paid in consideration for the Heartland Assets was the assumption of the assumed liabilities and an aggregate of 2,257,467 shares of restricted common stock (the “Heartland Shares”), representing a total of 1,189,637 shares valued at $8,276,792, as agreed pursuant to the terms of the original Heartland Purchase Agreement, 303,957 shares which were due in consideration for the purchase of various inventory of Heartland acquired by the Company at the closing in connection with the purchase of inventory, valued at $792,270, and a total of 763,873 shares due in consideration for the Reimbursement of Operating Losses (described below). A total of 150,000 shares of restricted common stock issued at Closing are being held in escrow and will be used to satisfy indemnification claims (the “Escrow Shares”). An aggregate of an additional $200,000 was owed to Heartland in connection with an inventory true-up after Closing and as such, we issued Heartland an additional 56,180 shares of restricted common stock ($200,000 divided by $3.56).
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
We currently provide our services in 15 states, primarily in the Gulf Coast and Central Midwest regions of the United States. For the rolling twelve month period ending December 31, 2015, we aggregated approximately 117 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 75 million gallons of used motor oil with our proprietary TCEP, VGO and Base Oil processes.
Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners.
Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to end customers. We operate a refining facility that uses our proprietary TCEP and we also utilize third-party processing facilities. We also acquired our Marrero, Louisiana facility, which facility re-refines used motor oil and also produces vacuum gas oil ("VGO,") and our Myrtle Grove re-refining complex in Belle Chasse, Louisiana in May 2014. At the same time we acquired Golden State Lubricant Works, LLC ("Golden State"), a blending and storage facility in Bakersfield, California which we have ceased operating as of the date of this report.
Our Recovery division includes a generator solutions company for the proper recovery and management of hydrocarbon streams as well as a company named E-Source. E-Source provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles that are used for shipping and handling equipment and scrap materials.
Black Oil Division
Our Black Oil division is engaged in operations across the entire used motor oil recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. We own a fleet of 26 collection vehicles, which routinely visit generators to collect and purchase used motor oil. We also aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 15 transportation trucks and more than 150 aboveground storage tanks with over 7.3 million gallons of storage capacity. These assets are used by both the Black Oil division and the Refining and Marketing division. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. We also use our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing. In addition, at our Marrero facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.
Refining and Marketing Division
Our Refining and Marketing division is engaged in the aggregation of feedstock, re-refining it into higher value end products, and selling these products to our customers, as well as related transportation and storage activities. We aggregate a diverse mix of feedstocks including used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and are also transferred from our Black Oil division. We have a toll-based processing agreement in place with KMTEX to re-refine feedstock streams, under our direction, into various end products that we specify. KMTEX uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock. We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement.
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
In the U.S., we believe that of the approximately 1.3 billion gallons of used oil generated annually approximately 200 million gallons are improperly disposed, 200 - 250 million gallons are re-refined into lubricating base oils, 150 - 200 million gallons are re-refined into intermediate products with grades slightly lower than base oil, and 650 - 750 million gallons are burned as an industrial fuel source. We believe that the amount of used oil being re-refined into base oils and intermediate products in the U.S. will stay basically unchanged in 2016 as no additional re-refining capacity is scheduled to come on-line. As of the date of this Report, the approximate market price for used oil at the generator level is approximately $0.25 per gallon charge, the approximate market price of intermediate re-refined products ranges from $.75 to $1.10 per gallon, and the approximate price for lubricating base oil ranges from $1.20 to $1.40 per gallon, representing a U.S. market size of approximately $1.0 - $1.5 billion for recycled oil.
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
Our Competitive Strengths
Large, Diversified Feedstock Supply Network.
We obtain our feedstock supply through a combination of direct collection activities and purchases from third-party suppliers. We believe our balanced direct and indirect approach to obtaining feedstock is highly advantageous because it enables us to maximize total supply and reduce our reliance on any single supplier and the risk of not fulfilling our minimum feedstock sale quotas. We collect feedstock directly from over 4,500 generators including oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries and petrochemical manufacturing operations, as well as brokers. We aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.
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
Proprietary Technology.
Our proprietary TCEP technology produces a fuel oil cutterstock for the fuel oil market or a refining feedstock. We are able to build TCEP re-refining facilities at a significantly lower cost than conventional re-refineries. We estimate the cost to build a TCEP plant with capacity of up to 50 million gallons at approximately $10 - $15 million, whereas a similar sized base oil plant with vacuum distillation towers and a hydrotreater can cost in excess of $50 million. Notwithstanding the lower cost of TCEP plants, with oil at its current prices, we do not believe that it makes economic sense to operate (or expand) our TCEP technology due to the fixed operating costs involved.
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
Re-Refine Higher Value End Products
We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher value end products, including assets or technologies which complement TCEP. Currently, we are using TCEP to re-refine used oil feedstock into cutter stock for use in the marine fuel market. We hope that continued improvements to our TCEP technology and investments in additional technologies will enable us to upgrade feedstock into higher value end products, such as fuels and lubricating base oil that command higher market prices than the current re-refined products we produce.
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

Suppliers
We conduct business with a number of used oil generators, as well as a large network of suppliers that collect used oil from used oil generators. In our capacity as a collector of used oil, we purchase feedstock from approximately 4,500 businesses, such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations, which generate used oil through their operations.
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
KMTEX Tolling Agreement
On or around April 17, 2013, and effective June 1, 2012, we entered into a new Tolling Agreement with KMTEX, Ltd. (“KMTEX” and the agreement as amended to date, the “Tolling Agreement”). The Company was previously party to a tolling agreement with KMTEX which expired pursuant to its terms on June 30, 2010, provided that the parties had continued to operate under the terms of the expired agreement until their entry into the April 2013 Tolling Agreement.
Pursuant to the Tolling Agreement, KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX, into more valuable feedstocks, including pygas, gasoline blend stock and MDO/cutter stock. The Tolling Agreement had an expiration date of June 30, 2014 (the “Initial Term”), provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the Initial Term (or any Extension Term, defined below), the agreement automatically renews for a successive one (1) year period (an “Extension Term”), and as no party provided the other notice of non-renewal, the agreement automatically renewed for an additional one (1) year from June 30, 2014 to June 30, 2015. The Tolling Agreement can be automatically extended for up to five (5) more Extension Terms. However, either party can terminate the Tolling Agreement at any time with ninety (90) days prior written notice for any reason and with thirty (30) days written notice upon the occurrence of certain material termination events as described in greater detail in the agreement. In connection with and pursuant to the Tolling Agreement, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees. Each year of the agreement, beginning on the 12 month anniversary of the effective date, the parties agreed to review and increase the fees provided for in the agreement in accordance with among other things, various consumer price index benchmarks, as mutually agreed.
The Tolling Agreement also provides that, for materials delivered to KMTEX by rail, barge, drum, or truck, KMTEX is required to obtain the Bill of Lading and Material Safety Data Sheet that accompany such materials and not accept any materials not accompanied by a Uniform Hazardous Waste Manifest (promulgated by the Environmental Protection Agency or other Federal or State Government). The Company is also required to indemnify KMTEX against the acceptance of any material later classified as a hazardous waste. The agreement requires KMTEX to be responsible for all leaks, spills, discharges and releases which occur in connection with the performance of the agreement, except due to the Company’s gross negligence. Finally, the agreement requires each party to indemnify the other against any liability as a result of death or bodily injury to any person, destruction or damage to property, contamination of, adverse effects on, or imminent or substantial endangerment of, or release or threat of release into the environment, or any threatened or actual release of hazardous substance, or any violation or alleged violation of or liability under any governmental laws, regulations, rules or orders to the extent caused by, arising out of or in any manner connected with such indemnifying party’s negligent acts, omissions, breaches of the agreement or failure to comply with applicable laws in the performance thereof, subject to certain exclusions described in the agreement.

In November 2013 and effective November 1, 2013, we entered into a First Amendment to Processing Agreement with KMTEX LLC (previously KMTEX Ltd., hereafter “KMTEX”), which amended the Tolling Agreement. The amendment formally extended the date of the initial term of the Tolling Agreement to December 31, 2015, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term, as amended (or any Extension Term, defined below), the agreement automatically renews for a successive one (1) year period (an “Extension Term”). The Tolling Agreement can be automatically extended for up to six (6) Extension Terms from the end of the extended initial term. The amendment also updated the pricing terms of the original agreement and required us to make certain capital expenditures at the KMTEX facility which have been made to date.
On December 3, 2015, and effective January 1, 2016, we entered into a Second Amendment to Processing Agreement with KMTEX. The amendment formally extended the date of the initial term of the Tolling Agreement to December 31, 2016, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term, as amended (or any Extension Term, defined below), the agreement automatically renews for a successive one (1) year period (an “Extension Term”). The Tolling Agreement can be automatically extended for up to six (6) Extension Terms from the end of the extended initial term. The amendment also updated the pricing terms of the agreement.
Competition
The industrial waste and brokerage of petroleum products industries are highly competitive. There are numerous small to mid-size firms that are engaged in the collection, transportation, treatment and brokerage of virgin and used petroleum products. Competitors include, but are not limited to: Safety-Kleen, Inc., Rio Energy, Inc. Heritage-Crystal Clean, Inc., and FCC Environmental (formerly Siemens Hydrocarbon Recovery Services), Thermo Fluids Inc., and Flex Oil Service, LLC. These competitors actively seek to purchase feedstock from local, regional and industrial collectors, refineries, pipelines and other sources. Competition for these feedstocks may result in increasing prices to obtain used motor oil and transmix feedstocks critical to the success of our business. In order to remain competitive, we must control costs and maintain strong relationships with our feedstock suppliers. Our network of generators and collectors minimizes our reliance on any single supplier. A portion of the sales of the collected and aggregated used motor oil product are based on supply contracts (as described above) which include a range of prices which change based on feedstock quality specifications and volumes. This pricing structure helps to insulate us from inventory risk by ensuring a spread between costs to acquire used motor oil feedstock and the revenues received for delivery of the feedstock. We believe that price and service are the main competitive factors in the used motor oil collection industry. We believe that our ability to accept and transport large volumes of oil year round gives us an advantage over many of our competitors. In addition, we believe that our storage capacity and ability to process the streams of products we receive as well as our ability to transport the end product by barge, rail and truck provide further advantages over many of our competitors.
Employees
We and our wholly and majority owned subsidiaries have 205 full-time employees. We believe that our relations with our employees are good.
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
Recent Events
Purchase and Sale Agreement, Churchill County, Nevada Plant
On January 28, 2016, we entered into an Asset Purchase Agreement (the “Sale Agreement”) with Vertex Operating and its wholly-owned subsidiary, Vertex Refining Nevada, Bango Oil, LLC (“Bango Oil”)(provided that Bango Oil did not become a party to the agreement until we exercised the Purchase Option, described below) and Safety-Kleen Systems, Inc. (“Safety-Kleen”).
Pursuant to the Sale Agreement, which closed on January 29, 2016, we (through Bango Oil after we acquired Bango Oil as described below pursuant to our exercise of the Purchase Option) sold Safety-Kleen the used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”), which we previously rented, and all equipment, tools and other tangible personal property located at the Bango Plant, which relate to or are used in connection with the operations of the Bango Plant (collectively, the “Bango Assets”). Safety-Kleen assumed certain liabilities associated with contracts assumed in the purchase and related to bringing the Bango Plant back into operational status. The aggregate purchase price for the Bango Assets was $35 million, subject to adjustment as described in the Sale Agreement for certain taxes, costs and expenses incurred by Safety-Kleen after closing. A total of $1.3 million of the purchase price was used by us in order to exercise the options we had pursuant to two Lease and Purchase Agreements (the “Equipment Leases”) we were party to, which provided for the use of a rail facility and related equipment and a pre-fabricated metal building located at the Fallon, Nevada, facility, and which provided us (through Vertex Refining Nevada) the right to acquire the applicable property/equipment subject to each Equipment Lease at any time prior to the expiration of the leases for $914,000 and $400,000, respectively. Additionally, $100,000 of the purchase price was retained by Safety-Kleen to acquire certain water rights necessary for operation of the Bango Plant. Finally, a required closing condition of the Sale Agreement was that we use a portion of the purchase price to exercise the purchase option set forth in that certain Lease With Option For Membership Interest Purchase (the “Bango Lease”) entered into on April 30, 2015, by and between us, Vertex Refining Nevada and Bango Oil, whereby, we had the option at any time during the term of the lease to purchase all of the equity interests of Bango Oil (the “Purchase Option”), effectively acquiring ownership of the Bango Plant. The Purchase Option was exercised by us on January 29, 2016 in connection with the closing of the Sale Agreement, at which time Bango Oil became a wholly-owned subsidiary of Vertex Refining Nevada, and we paid approximately $9 million of consideration to Bango Oil in connection with the Purchase Option as described in greater detail below under “Membership Interest Purchase Agreement”. The terms of the Bango Lease and Equipment Leases are described in greater detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 5, 2015. Additionally, an aggregate of $16 million of the purchase price paid by Safety-Kleen in connection with the Sale Agreement was required to be paid by us to our senior lender, Goldman Sachs Bank USA, at closing, which amount was paid at closing, and which funds were used to pay down amounts owed to Goldman Sachs Bank USA under our Credit Agreement, as described in greater detail below under “Amended and Restated Credit and Guaranty Agreement”.

Additionally, at the closing, we placed $1.5 million in cash and $1 million worth of our common stock (1,101,928 shares) into escrow with 50% of the shares to be released 12 months following the closing and such cash and the remainder of the shares held in escrow to be released 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value.
The Sale Agreement includes standard indemnification obligations of the parties, subject to certain caps on indemnification and deductibles. The closing of the transactions contemplated by the Sale Agreement was subject to usual and customary closing conditions, including requiring that we and Safety-Kleen enter into a Swap Agreement and Base Oil Agreement (each as described in greater detail below), all of which were satisfied prior to or at closing.
The Sale Agreement includes a provision preventing us from directly or indirectly, hiring or soliciting any person who is or was employed in the operations conducted at the Bango Plant for a period of five (5) years after the closing, except pursuant to a general solicitation which is not directed specifically to any such employees; provided, that nothing prohibits the Company from hiring (i) any employee whose employment has been terminated by Safety-Kleen or (ii) after 180 days from the date of termination of employment, any employee whose employment has been terminated by the employee.
Houlihan Lokey acted as exclusive financial advisor to the Company in connection with the transaction.
The Company received net cash of approximately $17.3 million in connection with the transactions contemplated by the Sale Agreement, after deducting legal, administrative and banker fees; amounts paid in connection with the exercise of the Purchase Option; cash amounts set aside in escrow; and the purchase price of the equipment related to the Bango Plant as described above, of which $16 million was immediately paid to the Lender (defined below under “Amended and Restated Credit and Guaranty Agreement”) to pay down amounts owed to Lender under the Credit Agreement (defined below under “Amended and Restated Credit and Guaranty Agreement”).
Swap Agreement and Base Oil Agreement
A required condition to closing the transactions contemplated by the Sale Agreement was that we (through Vertex Operating) and Safety-Kleen enter into a Swap Agreement (the “Swap Agreement”), which was entered into on January 29, 2016. The Swap Agreement has a term of five years, beginning when the Bango Plant is operational, and automatically renews for additional one year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension. Pursuant to the Swap Agreement, we and Safety-Kleen agreed to swap certain quantities of used oil feedstock (the agreement includes monthly maximums, quarterly minimums and maximums, and annual maximums of used oil feedstock volume required to be ‘swapped’) between the Bango Plant (which will then be owned and operated by Safety-Kleen) and our Marrero, Louisiana plant and/or the Cedar Marine Terminal in Baytown, Texas, on a monthly, quarterly and annual basis, with any shortfall in the amount of used oil feedstock ‘swapped’ on a quarterly basis, being paid for in cash based on a discount to U.S. Platts mid-range per gallon rate for Gulf Coast No. 6, 3% oil (the “Platts”). The Swap Agreement can be terminated with 30 days prior written notice in the event either party fails to meet the specifications for oil feedstock set forth in the agreement, a party fails to deliver the required minimum quarterly volumes of oil feedstock during any three consecutive quarters, or a party materially breaches a term of the agreement.
Additionally, we (through Vertex Operating) and Safety-Kleen also entered into a Base Oil Agreement in connection with, and as a required condition of, the closing (the “Base Oil Agreement”). The Base Oil Agreement provides for us to purchase from Safety-Kleen, and Safety-Kleen to sell to us, certain required quantities of base oils and other finished lubricants described in greater detail in the Base Oil Agreement (the “Base Oil”)(the agreement contains quarterly and annual maximum volumes of Base Oil to be acquired by us). The agreement has a term of five years and automatically renews for additional one year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension.
Membership Interest Purchase Agreement
Pursuant to a Membership Interest Purchase Agreement entered into in connection with the closing of the Sale Agreement, by and among Vertex Refining Nevada, as buyer, Fox Encore 05 LLC, the sole owner of Bango Oil, as seller (“Fox Encore”), and certain other parties, Vertex Refining Nevada acquired 100% of Bango Oil pursuant to the Purchase Option described above under “Purchase and Sale Agreement, Churchill County, Nevada Plant”. The purchase price payable by Vertex Refining Nevada to Fox Encore was approximately $9 million, which funds were paid with proceeds received pursuant to the Sale Agreement. The

Membership Interest Purchase Agreement contains standard and customary representations of the parties and indemnification rights, subject in each case to a $3 million cap on aggregate indemnification. Upon the closing of the Membership Interest Purchase Agreement, we effectively obtained ownership of the Bango Plant, which we then sold to Safety-Kleen, and Bango Oil became a wholly-owned subsidiary of Vertex Refining Nevada.
Subscription Agreement
On January 29, 2016, separate from and subsequent to the closing of the transactions contemplated by the Membership Interest Purchase Agreement, Fox Encore entered into a Subscription Agreement with the Company whereby Fox Encore subscribed for and purchased 44,000 shares of newly-designated Series C Preferred Stock (as described below) in consideration for $4 million. The 44,000 shares of Series C Preferred Stock are convertible into 4,400,000 shares of the Company’s common stock subject to the terms of a Certificate of Designation of the Series C Preferred Stock (see terms of the Series C Preferred Stock described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” - “Description of Capital Stock” - “Series C Convertible Preferred Stock”).
$5.15 Million Promissory Note
On January 29, 2016, following the closing of, and separate from the transactions contemplated by, the Membership Interest Purchase Agreement, Vertex OH, borrowed $5.15 million from Fox Encore and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension will extend the Maturity Date of the Fox Note until January 31, 2017, the second extension will extend the Maturity Date of the Fox Note until July 31, 2017, and the third extension will extend the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elects to exercise the Extension Option to extend the Maturity Date to January 31, 2017, the 3% fee for such extension is not to be paid in cash but is instead added to the outstanding principal balance of the Fox Note. The Fox Note may be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid is decreased by $150,000. The Fox Note is secured by the Mortgage described below. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default. The Fox Note also includes a provision allowing the Lender (or any other lender party to the Restated Credit Agreement each as described below under “Amended and Restated Credit and Guaranty Agreement”) to purchase the Fox Note upon the occurrence of an event of default under the Restated Credit Agreement.
Open-End Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents
On January 29, 2016, Vertex OH, entered into an Open-Open-End Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents agreement (the “Mortgage”) with Fox Encore in order to secure the amount owed under the Fox Note discussed above. Pursuant to the Mortgage, Vertex OH granted Fox Encore a security interest in the Columbus, Ohio refinery owned by Vertex OH.
Amended and Restated Credit and Guaranty Agreement
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc., as lender (“Lender”) and Goldman Sachs Bank USA, a New York State-Chartered Bank, as Administrative Agent, Lead Arranger and Collateral Agent (“Agent”) entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”), which amended and restated that certain $40 million Credit and Guaranty Agreement entered into between the parties on May 2, 2014 (as amended and modified to date, the “Credit Agreement”). The Restated Credit Agreement changed the Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Credit Agreement on substantially similar terms as the currently outstanding amounts owed to the Lender); modified the Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant as described above; provide for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by the Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allow for the issuance of the Fox Note and the Mortgage; confirmed that we are required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Credit Agreement as a result of various financial ratios we are required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we are required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Credit Agreement include events of default under the Fox Note; and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Credit Agreement.
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
We have two patents registered with the U.S. Patent and Trademark Office relating to our TCEP technology:

•	“System For Making A Usable Hydrocarbon Product From Used Oil” (#8,613,838), which was granted on December 24, 2013; and

•	“Method for Making a Usable Hydrocarbon Product From Used Oil” (#8,398,847), which was granted on March 19, 2013.
We also have three patents registered with the U.S. Patent and Trademark Office relating to our base oil and VGO technology which we acquired pursuant to the Heartland Purchase Agreement:

•	“Used Lubricating Oil Reclaiming” (#5,306,419), which was granted on April 26, 1994; and

•	“Reconstituting Lubricating Oil” (#5,447,628), which was granted on September 5, 1995: and

•	“Performance Grade Asphalt and Methods” (#6,203,606), which was granted on March 20, 2001.
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

RISKS RELATING TO OUR OUTSTANDING CREDIT FACILITIES,
DEBT AND RECEIVABLES
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
Our ability to generate cash flows from operations, to make scheduled payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally, the price of oil and other risks described below. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all of our outstanding indebtedness to be due and payable. This would likely in turn trigger cross-acceleration or cross-default rights between our applicable debt agreements. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings. In addition, the lenders under our credit facilities or other secured indebtedness could seek to foreclose on our assets that are their collateral. If the amounts outstanding under our indebtedness were to be accelerated, or were the subject of foreclosure actions, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.
We have substantial indebtedness which could adversely affect our financial flexibility and our competitive position. Our debt agreements have previously been declared in default, and our future failure to comply with financial covenants in our debt agreements could result in such debt agreements again being declared in default.
We have a significant amount of outstanding indebtedness. As of December 31, 2015, we owed approximately $13 million in accounts payable. As of December 31, 2015, we owed $23 million under the Credit Agreement, provided that on or around January 28, 2016, in connection with the transactions contemplated by the Sale Agreement (described above under “Item 1. Business” - “Recent Events” - “Purchase and Sale Agreement, Churchill County, Nevada Plant”), we paid down $16 million of the amount owed under the Credit Agreement and as such, as of the date of this filing, we only owe approximately $6 million under the Credit Facility. The amount owed under the Credit Agreement is due and payable on May 2, 2019 and we were previously in default of the provisions of the Credit Agreement, which were waived by our lender in connection with our entry into an amendment to the Credit Agreement. Effective March 27, 2015, we, Vertex Operating and all of our other subsidiaries other than E-Source and Golden State, entered into the MidCap Loan Agreement. Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85% of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which have not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default has occurred or is continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement is subject to certain standard conditions and requirements. A total of $1.7 million was outstanding under the MidCap Loan Agreement as of December 31, 2015.
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
The Credit Agreement also includes various covenants (positive and negative) binding the Company, including, requiring that the Company provide the Agent with certain reports, provide the Agent notice of material corporate events and forecasts, limiting the amount of indebtedness the Company may incur, and requiring us to maintain certain financial ratios, relating to consolidated EBITDA and debt leverage; maintaining certain ratios of consolidated debt to consolidated EBITDA; maintaining minimum levels of consolidated EBITDA; and maintaining minimum levels of liquid cash on hand and available borrowings under other applicable credit agreements. The Credit Agreement also provides that the Company is not authorized to make any “earn-out” payment under the Heartland Purchase Agreement, if an event of default exists under the Credit Agreement or if such payment would create an event of default under the Credit Agreement.
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
Our obligations under the Credit Agreement and MidCap Loan Agreement, are secured by a first priority security interest in substantially all of our assets. Additionally, substantially all of our subsidiaries agreed to guarantee our obligations under the Credit Agreement and MidCap Loan Agreement. As such, our creditors may enforce their security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

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
RISKS RELATING TO OUR OPERATIONS, BUSINESS AND INDUSTRY
General Risks
The price of oil and fluctuations in oil prices may have a negative effect on our results of operations.
The majority of our operations is associated with collecting used oil, re-refining or otherwise processing a portion of such used oil and then selling both such re-refined/processed oil and the excess feedstock oil which we do not currently have the capacity to re-refine, to other customers. The prices at which we sell our re-refined/processed oil and extra feedstock are affected by changes in the reported spot market prices of oil. If applicable rates increase or decrease, we typically will charge a higher or lower corresponding price for our re-refined/processed oil and excess feedstock. The price at which we sell our re-refined/processed oil and excess feedstock is affected by changes in certain indices measuring changes in the price of heavy fuel oil, with increases and decreases in the indices typically translating into a higher or lower price for our re-refined/processed oil and excess feedstock. The cost to collect used oil, including the amounts we pay to obtain a portion of our used oil and therefore ability to collect necessary volumes as well as the fuel costs of our oil collection fleet, typically also increases or decreases when the relevant indices increase or decrease. However, even though the prices we can charge for our re-refined/processed oil and excess feedstock and the costs to collect and re-refined/processed used oil typically increase and decrease together, there is no assurance that when our costs to collect and re-refine/process used oil increase we will be able to increase the prices we charge for our re-refined/processed oil excess feedstock to cover such increased costs, or that our costs to collect and re-refine/process used oil will decline when the prices we can charge for re-refined/processed oil declines. These risks are exacerbated when there are rapid fluctuations in these oil indices.
In addition to the above, the value of re-refined and processed used oil is usually greater the more expensive oil is. As the price of oil decreases so does the spread between re-refined/processed used oil and refined oil and extremely low oil prices, such as the global markets have experienced during fiscal 2015 and 2016, customers will often be willing to pay the slightly higher cost of refined oil rather than paying for re-refined/processed oil. Furthermore, as the price of oil decreases, the price we can charge for re-refined/processed oil decreases, and while in general the cost of our feedstocks decrease, the fixed prices required to process such feedstock and operate our plans remain fixed. As such, in the event the price of oil remains low and we are not able to increase the prices we charge for re-refined/processed oil, our margins will likely decrease and it may become not economically feasible to continue to operate our facilities. In the event that were to occur we may be forced to shut down our facilities.
The occurrence of any of the events described above could have a material adverse effect on our results operations and could in turn cause the value of our securities to decline in value.
The prices of many of our products are subject to significant volatility.
Our principal products include marine fuel cutterstock and a higher-value feedstock for further processing, vacuum oil gas, base oil that is sold to lubricant packagers and distributors, pygas, gasoline blendstock and marine fuel cutterstock. The prices of these products are tied to the value of oil. Accordingly, our results of operations will be affected by fluctuations in the prevailing market price for oil. Historically, market prices for oil have fluctuated in response to a number of factors, including global changes in supply and demand resulting from changes in local and global economic conditions, changes in energy policies of U.S. and foreign governments, changes in international trading policies, OPEC, and other factors. While we seek to mitigate the risks associated with price declines, including in some situations, by using hedging, a significant decrease in the market price of any of our products or of oil would have a material adverse effect on our results of operations and cash flow. Furthermore, rapid and material changes in feedstock prices generally have an immediate and, often times, material impact on the Company’s gross margin and profitability resulting from the lag effect or lapse of time from the procurement of the feedstock until they are re-refined/processed and the finished products are sold. Our results of operations could be materially and adversely affected in the future by this volatility.

Downturns and volatility in global economies and commodity and credit markets could materially adversely affect our business, results of operations and financial condition.
Our results of operations are materially affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, we may be adversely impacted if our customers and suppliers are not able to access sufficient capital to continue to operate their businesses or to operate them at prior levels. A decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect both our suppliers and customers. Declining discretionary consumer spending or the loss or impairment of a meaningful number of our suppliers or customers could lead to a dislocation in either feedstock availability or customer demand. Any tightening in credit supply could negatively affect our customers’ ability to pay for our products on a timely basis or at all and could result in a requirement for additional bad debt reserves. Although many of our customer contracts are formula-based, continued volatility in the oil market could negatively impact our revenues and overall profits. Counterparty risk on finished product sales can also impact revenue and operating profits when customers either are unable to obtain credit or refuse to take delivery of finished products due to market price declines.
If we are unable to retain current, and attain new, customers our revenue and cash flows could be reduced to levels that could adversely affect our results of operations.
Any of the following factors:

•	a material decrease in the supply or price of crude oil or petroleum related products in which we deal;

•	a material decrease in demand for the finished products in the markets we serve;

•	scheduled refinery turnarounds or unscheduled maintenance; and

•	operational problems or catastrophic events at any of our facilities.
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
Our contracts and relationships in the black oil business include feedstock purchasing agreements with local waste oil collectors, feedstock sale agreements, a few key relationships in the bunkering, blending and No. 6 oil industry, and other relationships. Because our operations are extremely dependent on the black oil key bunkering, blending and No. 6 oil relationships as well as our third-party refining contracts, if we were to lose relationships, there would be a material adverse effect on our operations and results of operations. Additionally, if we were to lose any of our current local waste oil collectors, we could be required to spend additional resources locating and providing incentives for other waste oil collectors, which could cause our expenses to increase and/or cause us to curtail or abandon our business plans.
This is exacerbated by the fact that four companies represented 24%, 15%, 6% and 8% of our revenues for the year ended December 31, 2015, and four companies represented approximately 23%, 16%, 12%, and 10% of our revenues for the year ended December 31, 2014. As a result, if we were to lose any of our largest revenue producing relationships, we may be forced to expend additional resources attempting to secure replacement relationships, which may not be on as favorable terms as our current relationships, if such relationships can be secured at all.
A significant portion of our historical revenues are a result of our agreement with KMTEX.
We have an agreement in place with KMTEX, which specializes in the custom processing of petrochemicals and other chemicals. Our services include terminal storage and expert project management in materials handling, distillation, filtration, molecular sieve, and reaction chemistry, pursuant to which KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX to process into more valuable feedstocks, including pygas, gasoline blendstock and cutterstock, which agreement currently expires on December 31, 2016, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term or any extension term, the agreement automatically renews for up to six additional one (1) year periods. However, either party can terminate the agreement at any time with ninety days prior written notice for any reason and with thirty days written notice upon the occurrence of certain material termination events as described in greater detail in the agreement. If KMTEX were to terminate our relationship and/or not agree to renew our agreement with it, we would be forced to spend resources attempting to locate another party which we could supply our feedstock which could take substantial time, if such alternative party is even available. If we are able to find another contracting party, the terms of the understanding or agreement with such contracting party may be on terms less favorable to us and/or may force us to transport our feedstock a greater distance. As a result of the above, if we were to lose our relationship with KMTEX our expenses may increase, our results of operations may decrease and/or it may cause us to curtail or abandon our business plans, all of which would likely cause the value of our securities to decrease in value.
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

Unanticipated problems at, or downtime effecting, our facilities and those operated by third parties on which we rely, could have a material adverse effect on our results of operations.
Our ability to process feedstocks depends on our ability to operate our refining/processing operations and facilities, and those operated by third parties on which we rely, including, but not limited to KMTEX, and the total time that such facilities are online and operational. The occurrence of significant unforeseen conditions or events in connection with the operation or maintenance of such facilities, such as the need to refurbish such facilities, shortages of workers or materials, adverse weather, including, but not limited to lightning strikes, floods, hurricanes, tornadoes, earthquakes, equipment failures, fires, explosions, oil or other leaks, damage to or destruction of property and equipment associated therewith, environmental releases and/or damage, government regulation changes affecting the use of such facilities, terrorist attacks, mechanical or physical failures of equipment, acts of God, or other conditions or events, could prevent us from operating our facilities, or prevent such third parties from operating their facilities, or could force us or such third parties to shut such facilities down for repairs, maintenance, refurbishment or upgrades for a significant period of time. In the event any of our facilities or those of third parties on which we rely are offline for an extended period of time it could have a material adverse effect on our results of operations and consequently the price of our securities.
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
Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.
Our operations involve risks such as truck accidents, equipment defects, malfunctions and failures. Additionally, our operations are subject to risk associated with releases of oil and other materials. Operation of our facilities involves additional risks of fire and explosion. Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.
While we seek to minimize our exposure to such risks through comprehensive training, compliance and response and recovery programs, as well as vehicle and equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected. Any such incidents could also tarnish our reputation and reduce the value of our brand. Additionally, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, with a corresponding increase in operating expense.

We may be subject to citizen opposition and negative publicity due to public concerns over our operations and planned future operations, which could have a material adverse effect on our business, financial condition or results of operations.
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
Our success depends heavily upon the personal efforts and abilities of Benjamin P. Cowart, our Chief Executive Officer and Chairman, who is employed by us pursuant to an employment contract which continues in effect until December 31, 2018, provided that the agreement automatically extends for additional one year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement. We do not currently have any “key man” life insurance policy in place for Mr. Cowart. The loss of Mr. Cowart or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Cowart may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.
Unanticipated problems or delays in building our facilities to the proper specifications may harm our business and viability.
Our future growth will depend on our ability to timely and economically complete and operate TCEP and our other additional re-refining facilities and operate our existing refining operations and facilities. If our operations are disrupted or our economic integrity is threatened for unexpected reasons, our business may experience a substantial setback. Moreover, the occurrence of significant unforeseen conditions or events in connection with the construction of our planned facilities may require us to reexamine our business model. Any change to our business model or management’s evaluation of the viability of our planned services may adversely affect our business. Construction costs for our future facilities may also increase to a level that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could prevent us from beginning or completing construction or commencing operations at future re-refining facilities.
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
Additionally, we have occasionally had to take our TCEP facility and other facilities offline to refurbish and upgrade such facility. We also experienced a fire at our Heartland facility in February 2016, which took the facility offline for repairs. Any prolonged period during which the TCEP facility or any other facilities we operate or acquire are non-operational or operational on a limited basis due to the decision to refurbish or upgrade such facilities, due to accidents or events which occur at such facilities, including, but not limited to fires, floods or other acts of God, or any other reason, including problems with the facilities, could adversely affect our revenues and results of operations. Furthermore, any period during which KMTEX’s facilities or our other facilities are offline could have an adverse effect on our revenues, force us to seek alternative re-refining facilities (which may be more expensive or require us to transport our feedstock over longer distances) and may increase our expenses, decreasing our operating margins.
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
Our success will depend in part on our ability to maintain or obtain and enforce patent rights and other intellectual property protection for our technologies, to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. We currently have five registered patents in the United States (none, internationally). If we file additional patent applications for our technologies in the future, such patents may not be granted and the scope of any claims granted in any patent may not provide us with proprietary protection or a competitive advantage. Furthermore, our current patents, or future patents, if granted, may not be valid and may not afford us with protection against competitors with similar technology. The failure to obtain or maintain patents or other intellectual property protection on the technologies underlying our technologies may have a material adverse effect on our competitive position and business prospects. It is also possible that our technologies may infringe on patents or other intellectual property rights owned by others. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to it. A license may not be available to us, if at all, upon terms and conditions acceptable to us and we may not prevail in any intellectual property litigation. Intellectual property litigation is costly and time consuming, and we may not have sufficient resources to pursue such litigation. If we do not obtain a license under such intellectual property rights, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages and may encounter significant delays in bringing products to market.
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
Although Mr. Cowart and certain other employees of ours are prohibited from competing with us (i) while they are employed with us and for six months thereafter, and (ii) in the business of transporting, storing, processing and refining petroleum products, crudes and lubricants in the states of Alabama, Arkansas, Arizona, California, Florida, Georgia, Iowa, Illinois, Kentucky, Louisiana, Michigan, North Carolina, Nevada, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee and Texas, until August 31, 2017, none of such individuals will be prohibited from competing with us after such six-month period ends, subject to the non-competition restriction expiring August 31, 2017. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could increase our costs to obtain feedstock, and increase our costs for contracting use of operating assets and services such as third-party refining capacity, trucking services or terminal access. Furthermore, such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or result in a reduction in the prices we are able to obtain for our finished products. Any of the foregoing could reduce our future revenues, earnings or growth prospects.
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
We will rely on new technology to conduct our business, including TCEP and our technology could become ineffective or obsolete.
We will be required to continually enhance and update our technology to maintain our efficiency and to avoid obsolescence. Currently TCEP is not producing product because the total revenues and gross profit margins are below the Company's expectations.
Additionally, the costs moving forward of enhancing and updating and/or replicating our technology or creating new technology may be substantial and may be higher than the costs that we anticipated for technology maintenance and development. If we are unable to maintain the efficiency of our technology, replicate our technology, or create new technologies our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology was more effective. The impact of these potential future technical shortcomings, including but not limited to the failure of TCEP, and/or the costs associated with enhancing or replicating TCEP could have a material adverse effect on our prospects, business, financial condition, and results of operations.
Our operations would be negatively affected if we are unable to use our facilities in the future.
If we were not able to use any one or more of our facilities moving forward, our ability to generate revenue and compete in the marketplace would be negatively affected. If we are unable to use our facilities for any reason, we will not be able to effectively generate revenue or compete with additional technologies brought to market by our competitors, the volume of our finished products, would decline and our finished products could be worth less and if our competitors are willing to pay more for feedstock than we are, they could drive up prices, which would cause our revenues to decrease, and cause our cost of sales to increase, respectively. Additionally, if we are forced to pay more for feedstock, our cash flows will be negatively impacted and our margins will decrease.

Our business is subject to local, legal, political, and economic factors which are beyond our control.
We believe that the current political environment for refining and re-refining facilities is sufficiently supportive to enable us to continue to operate our facilities and in the future plan and implement the construction of additional facilities; however, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the re-refining industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and may adversely affect our business, plans for future facilities, and future financial results.
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
In the aftermath of the terrorist attacks on the United States and increased concerns regarding future terrorist attacks, federal, state and municipal authorities implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks. Although many companies are adversely affected by slowdowns in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, if the security measures disrupt or impede the timing of our deliveries of feedstock, we may not have sufficient feedstock to run our re-refining processes at full capacity, or may incur increased expenses to do so. These measures may significantly increase our costs and reduce our operating margins and income.
Our business is geographically concentrated and is therefore subject to regional economic downturns.
Our operations and customers are concentrated principally in the Gulf Coast and upper Midwest. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we seek to expand in our existing markets, opportunities for growth within this region may become more limited and the geographic concentration of our business may increase.
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
We currently employ 58 full-time drivers. From time to time, some of these employee drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for our drivers, subject to applicable deductibles, and carry umbrella coverage up to $25,000,000. We currently employ over 200 employees. Claims against us may exceed the amounts of available insurance coverage. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims or unfavorable resolutions of claims, our operating results could be materially affected.
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
Our hedging activities may prevent us from benefiting fully from increases in oil prices and may expose us to other risks, including counterparty risk.
We use derivative instruments to hedge the impact of fluctuations in oil prices on our results of operations and cash flows. To the extent that we engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in oil prices above the prices established by our hedging contracts. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Finally, we are subject to risks associated with the adoption of derivatives legislation and regulations (including under the Dodd-Frank Wall Street Reform and Consumer Protection Act) related to derivative contracts which if adopted, could have an adverse impact on our ability to hedge risks associated with our business. If regulations adopted in the future require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past.

Risks Relating to Accounting and Internal Controls
We incur significant costs as a result of operating as a fully reporting company in connection with Section 404 of the Sarbanes Oxley Act, and our management is required to devote substantial time to compliance initiatives.
We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with such compliance requirements. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
We have reported material weaknesses in the effectiveness of our internal controls over financial reporting, and if we cannot maintain effective internal controls or provide reliable financial and other information in the future, investors may lose confidence in our SEC reports.
We are reporting a material weakness in the effectiveness of our internal controls over financial report in this report, as described below under “Part II” - “Item 9A. Controls and Procedures”. Specifically, we identified the following material weakness in our internal control over financial reporting as of December 31, 2015:

•
     Accounting and reporting resources. The Company does not have the accounting and financial reporting resources to adequately and timely address complex and unusual accounting issues and related disclosures as well as perform a high level management review to detect material errors in the financial statements.

The material weaknesses described above, or other material weaknesses which we become aware of in the future, could result in us determining that our controls and procedures are not effective in future periods or could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
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
The report of our independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern and future reports may similarly express a going concern.
Our auditors indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2015 that conditions existed that raise substantial doubt about our ability to continue as a going concern due to our net loss for the year ended December 31, 2015, and our need for additional funding to satisfy outstanding liabilities and our senior credit facility (which was in default from August 2014 until March 2015, when we restructured the covenants in such facility and our lender waived the prior defaults). A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives and/or negatively affect our relationships with customers and suppliers and/or negatively effect the willingness of our suppliers to allow us to maintain credit with them. Our ability to continue as a going concern will depend upon the availability and terms of future funding, our ability to grow our operations and integrate newly acquired assets and operations, our ability to acquire additional assets and operations, and our ability to improve operating margins and regain profitability. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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
We had an inventory impairment charge of $467,911, during the three months ended December 31, 2014. We did not have an inventory impairment charge for the period ended December 31, 2015. Commodity prices fell sharply during such period requiring the Company to take a non-cash charge/adjustment to the value of our products in inventory taking into account the lower market value for the products being held for sale. Similar significant impairment charges could negatively affect our balance sheet, result in us not meeting certain debt ratios set forth in our credit and loan agreements, and negatively affect our cash flows. Future significant impairment charges and/or significant decreases in oil prices could have a material adverse effect on our balance sheet, debt covenants (including creating an event of default) and could further cause the value of our securities to decline in value.
Future conditions might require us to make write-downs in our assets, which would adversely affect our balance sheet and results of operations.
We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reportable segment may exceed its fair value. During and as of the end of each of 2015 and 2014, we determined that $5,199,803 and $0, respectively, in asset write-downs were required. However, if conditions in any of the businesses in which we compete were to deteriorate, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.
Risks Relating to Acquisitions
We face risks associated with the integration of the businesses, assets and operations acquired from E-Source Holdings, LLC, Omega and Heartland.
We previously acquired substantially all of the assets and operations of E-Source, which provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast; Omega Holdings including Omega Refining (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chasse, Louisiana) and ownership of Golden State, a strategic blending and storage facility located in Bakersfield, California; and Heartland, as related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products.
The majority of these acquisitions represented new business lines and operations for us and while our management has significant prior experience in connection with oil refining and re-refining, it does not have any experience with or in connection with the specific operations of E-Source or those assets and operations acquired from Omega or Heartland and we may not be able to successfully integrate the acquisitions into our operations and such acquisitions may not positively affect our operations and cash flow. Acquisitions such as these involve numerous risks, including difficulties in the assimilation of the acquired businesses. The consolidation of our operations with the operations of the acquired companies, including the consolidation of systems, procedures, personnel and facilities and the achievement of anticipated cost savings, economies of scale and other business efficiencies presents significant challenges to our management. The acquisition of the acquired businesses and/or our failure to successfully integrate the acquired businesses could have an adverse effect on our liquidity, financial condition and results of operations.

We may be required to pay substantial additional amounts of consideration in the event certain earn-out targets are met by us. There may also be actual or perceived conflicts of interest with management regarding certain of such targets and amounts due in connection therewith.
Earn-out payments are due pursuant to the terms of the Heartland Purchase Agreement. Specifically, Heartland has the right to receive additional earn-out consideration of up to a maximum of $8,276,792, based on total EBITDA related to the Heartland Business during the twelve month period beginning on January 1, 2016, with $4,138,396 due if EBITDA is exactly $1.65 million, and $8,276,792 due if EBITDA is $3.3 million or more, provided no amount is due if EBITDA is less than $1.65 million, and a pro rata earn-out amount of between $4,138,396 and $8,276,792 is due in the event EBITDA is between $1.65 million and $3.3 million. Any contingent payment due is payable 50% in cash and 50% in shares of the Company’s common stock based on the volume weighted average prices of the Company’s common stock on the NASDAQ Capital Market on the ten (10) trading days (the “VWAP”) commencing on the trading day immediately following the last day of the earn-out period and ending on such tenth trading day thereafter. Additionally, the amount of any contingent payment is reduced by two-thirds of the cumulative total of required capital expenditures incurred at Heartland’s refining facility in Columbus, Ohio, which are paid or funded by Vertex OH after the closing, not to exceed $866,667, which capital expenditures are estimated to total $1.3 million in aggregate.
In the event we meet the required targets and thresholds described above, or we provide any additional earn-out rights in the future and are required to pay the earn-out payments described above, or any other earn-outs in the future, it could have a material adverse effect on our liquidity, the funds we have available for future expansion, and our results of operations.
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
We may not successfully identify and complete acquisitions on favorable terms or achieve anticipated synergies relating to any acquisitions, and such acquisitions could result in unforeseen operating difficulties and expenditures and require significant management resources.
We regularly review potential acquisitions of complementary businesses, services or products. However, we may be unable to identify suitable acquisition candidates in the future. Even if we identify appropriate acquisition candidates, we may be unable to complete or finance such acquisitions on favorable terms, if at all. In addition, the process of integrating an acquired business, service or product into our existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of our business. Moreover, we may not realize the anticipated benefits of any acquisition or strategic alliance and such transactions may not generate anticipated financial results. Future acquisitions could also require us to incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business.
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
Legal, Environmental, Governmental and Regulatory Risks
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
All phases of designing, constructing and operating our refining and re-refining plants present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of federal, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with our operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach could result in the imposition of fines and penalties, some of which could be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs. The presence or discharge of pollutants in or into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such presence or discharge.
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
We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity.
Governmental agencies may, among other things, impose fines or penalties on us relating to the conduct of our business, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or as a result of third-party challenges, require us to install additional pollution control equipment or require us to remediate potential environmental problems relating to any real property that we or our predecessors ever owned, leased or operated or any waste that we or our predecessors ever collected, transported, disposed of or stored. Individuals, citizens groups, trade associations or environmental activists may also bring actions against us in connection with our operations that could interrupt or limit the scope of our business. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against us. These could result in a material adverse effect on our prospects, business, financial condition and our results of operations.
Risks Related to Our Recovery Division
Our Recovery division participates from time to time in one-time projects, which could create fluctuations in revenue and gross profit from quarter to quarter.
Our Recovery division periodically participates in one-time, non-ongoing projects and therefore we expect to see fluctuations in revenue and gross profit from this division from quarter to quarter and period to period. Consequently, the results of operations, net income (loss), revenue and gross profit for our Recovery division for any quarter or period may not be indicative of the results of operations, net income (loss), revenue and gross profit for any subsequent quarter or period.
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
Risks Related to Our Common Carrier Operations
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
Risks Related to Our Prior Offering Terms
We face significant penalties and damages in the event a registration statement we filed to register certain securities sold in our prior offering is subsequently suspended or terminated.
We previously agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants sold in connection therewith under the Securities Act, for resale. The agreement pursuant to which we sold such securities as units, provides for liquidated damages upon the occurrence of certain events. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an investor for the units affected by the event that are still held by the investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per year. If we fail to pay any liquidated damages in full within seven days after the date payable, we are required to pay interest thereon at a rate of 12% per annum until paid in full. In the event the registration statement, which has previously been declared effective within the timeframe required by the purchase agreement, is subsequently suspended or terminated, or we otherwise fail to meet certain requirements set forth in the purchase agreement, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.
RISKS RELATED TO OUR SECURITIES
General Risks
Our Chief Executive Officer, Benjamin P. Cowart, has significant voting control over us, including the appointment of Directors and may have interests that differ from other shareholders. Mr. Cowart, as a significant shareholder, may, therefore, take actions that are not in the interest of other shareholders.
Benjamin P. Cowart, our Chairman, President and Chief Executive Officer, beneficially owns approximately 26.4% of our common stock (not including shares issuable upon exercise of options and warrants held by Mr. Cowart) and 20.4% of our total voting stock, and as such, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Should conflicts of interest arise, Mr. Cowart may not act in the best interests of our other shareholders and conflicts of interest may not be resolved in a manner favorable to our other shareholders.
Our obligation to make earn-out payments in connection with our acquisition of certain assets and operations from Heartland in 2014 may prevent a change of control of us.
Our acquisition of certain of Heartland’s assets and operations requires us to make certain earn-out payments in the event EBITDA and other thresholds are met. Each of these earn-outs is described in greater detail above under “We may be required to pay substantial additional amounts of consideration in the event certain earn-out targets are met by us. There may also be actual or perceived conflicts of interest with management regarding certain of such targets and amounts due in connection therewith.” Such obligations could prevent a change of control of us since a possible buyer may not be interested in making these earn-out payments. The existence of the requirement to pay the earn-out payments could also cause the value of our common stock to decline and/or be valued at less than a similarly sized company that does not have a required earn-out payment structure in place.
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
There may be future sales and issuances of our common stock, which could adversely affect the market price of our common stock and dilute shareholders ownership of common stock.
The exercise of any options granted to executive officers, directors and other employees under our equity compensation plans, the exercise of outstanding warrants, the conversion of outstanding convertible securities and other issuances of our common stock in the future could have an adverse effect on the market price of the shares of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock, provided that we are subject to the requirements of the Nasdaq Capital Market (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), subject to certain exceptions. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering or transaction will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or issuances. Additionally, the sale of a significant portion of our common stock may cause the value of our common stock to decline in value.
Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.
As of the date of this filing, there are (i) 2,773,582 outstanding stock options at a weighted average exercise price of $5.15 per share; (ii) 4,252,135 outstanding warrants to purchase 4,252,135 shares of common stock at a weighted average exercise price of $2.92 per share; (iii) 492,716 shares of common stock issuable upon the conversion of our 492,716 outstanding shares of Series A Convertible Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); (v) 8,283,234 shares of common stock issuable upon conversion of our 8,283,234 outstanding shares of Series B Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); and (vi) 4,400,000 shares of common stock issuable upon conversion of our 44,000 outstanding shares of Series C Convertible Preferred Stock (which convert on a 100-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock pursuant to the exercise of outstanding options or warrants or conversion of other securities, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.
Risks Relating to our Preferred Stock
We have established preferred stock which can be designated by the Board of Directors without shareholder approval and have established Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock which give the holders thereof a liquidation preference and the ability to convert such shares into our common stock.
We have 50,000,000 shares of preferred stock authorized, which includes 5,000,000 shares of designated Series A Preferred Stock of which approximately 0.5 million shares are issued and outstanding as of the date of this report, 10,000,000 designated shares of Series B Preferred Stock, of which 8,283,234 shares are issued and outstanding as of the date of this report, and 44,000 designated shares of Series C Preferred Stock, of which 44,000 are issued and outstanding as of the date of this report. The Series A Preferred Stock has a liquidation preference of $1.49 per share. The Series B Preferred Stock has a liquidation preference of $3.10 per share, payable only after the liquidation preference on the Series A Preferred Stock and amounts owed to our senior creditor are satisfied. The Series C Preferred Stock has a liquidation preference of $100.00 per share, payable only after the liquidation preference on the Series A Preferred Stock, Series B Preferred Stock and amounts owed to our senior creditor are satisfied. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would have the right to receive up to the first approximately $0.7 million in proceeds from any such transaction, holders of our Series B Preferred Stock would have the right to receive up to $25.7 million, and the holders of our Series C Preferred Stock would have the right to receive up to $4.4 million, after the payment of amounts owed to certain other of our creditors, but before any amount is paid to the holders of our common stock. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Furthermore, the conversion of Series A Preferred Stock and Series B Preferred Stock (each of which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations)) into common stock and the conversion of Series C Preferred Stock into common stock (which convert on a 100-for-one basis (subject to adjustments for stock splits and recapitalizations)) may cause substantial dilution to our common shareholders. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.
In addition to the above, we are required to redeem any non-converted shares of Series B Preferred Stock, which remain outstanding on December 24, 2020, at the rate of $3.10 per share (or $25 million in aggregate as of the date of this filing), subject to the terms of our senior loan documents, which funds we may not have, or which may not be available on favorable terms, if at all.
The issuance of common stock upon conversion of the Series B Preferred Stock and Series C Preferred Stock will cause immediate and substantial dilution to existing shareholders.
The Series B Preferred Stock (including accrued and unpaid dividends) is convertible into shares of the Company’s common stock at any time at $3.10 per share (initially a one-for-one basis). If the Company’s common stock trades at or above $6.20 per share for a period of 20 consecutive trading days, the Company may at such time force conversion of the Series B Preferred Stock (including accrued and unpaid dividends) into common stock of the Company. The Series C Preferred Stock is convertible into shares of the Company’s common stock at any time at $1.00 per share (initially a 100-for-one basis).
The issuance of common stock upon conversion of the Series B Preferred Stock and Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Series B Preferred Stock and Series C Preferred Stock may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Series B Preferred Stock and Series C Preferred Stock. Although the Series B Preferred Stock may not be converted by the holders thereof if such conversion would cause such holder to own more than 9.999% of our outstanding common stock, and the Series C Preferred Stock may not be converted by the holder thereof if such conversion would cause the holder to own more than 4.999% of our outstanding common stock, these restrictions do not prevent such holders from converting some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 9.999%/4.999% limit. In this way, the holders of the Series B Preferred Stock and Series C Preferred Stock could sell more than these limits while never actually holding more shares than the limits allow. If the holders of the Series B Preferred Stock or Series C Preferred Stock choose to do this, it will cause substantial dilution to the then holders of our common stock.
Our outstanding Series B Preferred Stock accrues a cash dividend.
Our Series B Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B Preferred Stock ($3.10 per share or $25.7 million in aggregate as of the date of this report). The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, provided that any cash dividend payment is subject to us previously having repaid all amounts owed to our senior lender. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B Preferred Stock shares at $3.10 per share.
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
As described above, in the event we do not have available cash to pay the dividends which accrue on the Series B Preferred Stock in cash, we are prohibited from paying such dividends in cash, and we do not have sufficient registered shares of common stock available to allow for the payment of such dividends in common stock, we are required to pay such dividends in-kind in Series B Preferred Stock shares at $3.10 per share, which will also include a $3.10 per share liquidation preference and the right to convert into common stock on a one-for-one basis. For the period from June 24-30, 2015 and June 30-September 30, 2015, a total of approximately $398,459 of dividends accrued on our outstanding Series B Preferred Stock which were paid in-kind by way of the issuance of 128,535 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2015. For the period from September 30, 2015 to December 31, 2015, a total of approximately $379,518 of dividends accrued on our outstanding Series B Preferred Stock which were paid in-kind by way of the issuance of 122,425 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2016.
The issuance and sale of common stock upon conversion of the Series B Preferred Stock and Series C Preferred Stock may depress the market price of our common stock; and the redemption of the Series B Preferred Stock, if not converted into common stock prior to the required redemption date, will require significant additional funds.
If conversions of the Series B Preferred Stock and Series C Preferred Stock and sales of such converted shares take place, the price of our common stock may decline. In addition, the common stock issuable upon conversion of the Series B Preferred Stock and Series C Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the Series B Preferred Stock holders, then the value of our common stock will likely decrease.
Any non-converted shares of Series B Preferred Stock are required to be redeemed by us on June 24, 2020, at the rate of $3.10 per share (or $25.7 million in aggregate as of the date of this filing), subject to the terms of our senior loan documents, which funds we may or may not have, or which may not be available on favorable terms, if at all.

Risks Relating to Our Listing on the Nasdaq Capital Market
Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.
Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share. If we fail to timely comply with the applicable requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.
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
In addition, the Company leases three smaller facilities, one located in San Antonio, Texas one in Mission, Texas, and one in Dallas, Texas each with a small yard for the parking of trucks, small storage tanks and an office. The San Antonio facility is leased under a thirty-six month lease which expired in June 2013 (subject to our right to renew the lease for an additional twelve months and/or purchase the property at the end of the lease term), which has a rental cost of $2,500 per month, provided that while not formally extended, we continue to operate under the same terms of the now expired lease. The Mission, Texas lease has a term expiring on June 1, 2016, and a rental cost of $400 per month. The Dallas lease expired in August 31, 2015, but we continue to lease this facility on month to month basis for a rental cost of $3,000 per month. These facilities are related to the operations of the Black Oil division.
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
The below properties were acquired as part of the Heartland acquisition described above under “Part I” - “Item 1. Business” - “Material Acquisitions”:
The Company leases three smaller facilities, one located in Zanesville, Ohio, one in Mount Sterling, Kentucky, and one in Ravenswood, West Virginia each with a small yard for the parking of trucks, small storage tanks and an office. The Zanesville facility is leased under a twelve month lease with automatic renewals (subject to either party providing a written notice to the other party of the intent to cancel the lease prior to thirty days from the expiration of the current term), which has a rental cost of $3,500 per month with the current term expiring on March 19, 2015. The Mount Sterling, Kentucky lease has a term expiring on November 16, 2015, and a rental cost of $3,250 per month. The Ravenswood, West Virginia lease has a term expiring October 1, 2016 and a rental cost of $1,739 per month.
The Company owns five other facilities, which are located in Ohio. Two facilities located in Columbus, of which one is the location of our refinery which was acquired from Heartland and the other is for the storage of feedstocks and finished products. There are two locations in Zanesville, of which one is used for an office, small warehouse facilities for operations and a yard area for the parking of trucks, and the other is used for bulk used oil storage and as a transfer facility. The fifth facility is located in Norwalk and is used for bulk storage of used oil and as a transfer facility. All properties acquired as part of the Heartland purchase relate to the operations of the Black Oil division.

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
Churchill County, Nevada Facility:
Prior to our entry into the Sale Agreement described above under “Item 1. Business” - “Recent Events”, we, through Vertex Refining Nevada, leased a used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”). The lease for the Bango Plant was entered into on April 30, 2015. The term of the Bango lease was to continue until August 10, 2025, subject to our right under certain circumstances to extend such lease. No rent was due under the Bango lease until January 1, 2016, at which time rent in the amount of $244,000 per month was due for the remainder of the term of the lease. The lease also allowed us the option to pay 2016 rent in shares of our common stock. As described in greater detail below under “Part II” - “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” - “Recent Sales of Unregistered Securities”, we paid the January 2016 rent due pursuant to the terms of the Bango lease in shares of our common stock, pursuant to the terms of such lease, which allowed us to pay 110% of the rent which would otherwise be due in cash (i.e., $268,400 of share based rent compared to $244,000 of cash based rent), as calculated using the volume weighted average price (“VWAP”) of our common stock for the 10-day period preceding the first day of each applicable month, which VWAP for the month of January 2016 was $1.10 per share. As such, we issued an aggregate of 244,000 shares of our restricted common stock in lieu of cash rent due pursuant to the Bango lease for the month of January 2016. The Bango lease also provided for a purchase option which we exercised as part of the transactions contemplated by the Sale Agreement. As a result of the Sale Agreement we no longer lease or own the Bango Plant.
In addition to the Bango lease for the Bango Plant, Vertex Refining Nevada was also party to two Lease and Purchase Agreements (the “Equipment Leases”) which began on April 30, 2015, and continued until the date of the closing of the Sale Agreement. The Equipment Leases provided for the use of a rail facility and related equipment and a pre-fabricated metal building located at the plant. The Equipment Leases were to expire on December 31, 2016, subject to certain rights Vertex Refining Nevada had to terminate the leases earlier. The monthly rental costs for the leases were $16,300 and $3,800 per month, respectively, provided no rent was due for fiscal 2015. As a result of the Sale Agreement we are no longer party to the Equipment Leases.
Golden State:
In connection with the initial closing of the Omega Transaction (see above), our subsidiary, Vertex Refining NV, LLC acquired 100% of the issued and outstanding membership interests in Golden State Lubricants Works, LLC ("GSLW").  GSLW leased a blending and storage facility (the "Facility") with attached office space in Bakersfield, California. The Facility has total tank capacity of nearly 5 million gallons and offers excellent rail and truck access. The lease has a term expiring March 31, 2026 with monthly rental cost of $59,800. After exploring various options with respect to the Facility, it was decided that this asset did not fit the long range plans of the Company.  In August, 2015, we notified the landlord that we were no longer planning to pay the monthly rental. The landlord has not formally terminated the lease, or released GSLW from any obligations under the lease.

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
Vertex Refining LA, LLC, the wholly-owned subsidiary of Vertex Operating, our wholly-owned subsidiary, and the Company were named as defendants in a lawsuit filed in the United States District Court For the Eastern District of Louisiana on June 11, 2015 by CHS Inc. regarding the construction of a barge dock on property leased by Vertex Refining LA from Plaqemines Holdings Company, LLC in Myrtle Grove, Louisiana. This litigation was settled and the complaint was dismissed with prejudice on or about September 30, 2015.

Vertex Refining, NV, LLC, the wholly-owned subsidiary of Vertex Operating, and the Company were named as defendants in a lawsuit filed on or about August 3, 2015, in the Tenth Judicial District Court in the State of Nevada, in and for the County of Churchill, case #15-10DC-0502, by Republic Bank N.A. alleging breach of contract and unjust enrichment with respect to the Asset Purchase Agreement dated May 2, 2014 between the defendants and Omega Refining, regarding the sale of refinery assets in Fallon, Nevada. This case has been settled and a stipulation for dismissal was filed or about March 10, 2016.

Vertex Refining LA, LLC, the wholly-owned subsidiary of Vertex Operating, was named as a defendant, along with numerous other parties, in five lawsuits filed on or about February 12, 2016, in the Second Parish Court for the Parish of Jefferson, State of Louisiana, Case No. 121749, by Russell Doucet et. al., Case No. 121750, by Kendra Cannon et. al., Case No. 121751, by Lashawn Jones et. al., Case No. 121752, by Joan Strauss et. al. and Case No. 121753, by Donna Allen et. al. The suits relate to alleged noxious and harmful emissions from our facility located in Marrero, Louisiana. The suits seek damages for physical and emotional injuries, pain and suffering, medical expenses and deprivation of the use and enjoyment of plaintiffs’ homes. We intend to vigorously defend ourselves and oppose the relief sought in the complaints, provided that at this stage of the litigation, the Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On February 13, 2013, our common stock began trading on the NASDAQ Capital Market (“NASDAQ”) under the symbol “VTNR”.
The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the NASDAQ, for the quarters presented. Prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.

QUARTER ENDING

FISCAL 2015
December 31, 2015	$2.80	$1.00
September 30, 2015	$2.85	$1.67
June 30, 2015	$3.45	$1.90
March 31, 2015	$4.41	$3.14

FISCAL 2014
December 31, 2014	7.22	2.98
September 30, 2014	10.17	6.39
June 30, 2014	11.25	6.35
March 31, 2014	7.34	3.20
HOLDERS
As of March 30, 2016, there were approximately (a) 181 holders of record of our common stock, not including holders who hold their shares in street name, and 29,765,702 shares of common stock issued and outstanding; (b) 26 holders of record of our 492,716 outstanding shares of Series A Preferred Stock; (c) 107 holders of record of our 8,283,234 outstanding shares of Series B Preferred Stock; and (d) one holder of record of our 44,000 outstanding shares of Series C Preferred Stock.
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
Effective July 15, 2009, our Board of Directors approved our 2009 Stock Incentive Plan, which was subsequently approved by a majority of our shareholders on July 14, 2010, which allows the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to our officers, directors and consultants to help attract and retain qualified personnel (the “2009 Plan”).
Effective on April 25, 2013, the Board of Directors adopted, subject to the ratification of our shareholders, the Company’s 2013 Stock Incentive Plan (the “2013 Plan” and collectively with the 2008 Plan and the 2009 Plan, the “Plans”), which was subsequently approved by the Company’s shareholders on June 7, 2013, which allowed the Board of Directors to grant up to an aggregate of 1,575,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to our officers, directors and consultants to help attract and retain qualified personnel. On July 20, 2015, the Board of Directors approved an amendment to the 2013 Plan to increase by 2 million shares the number of shares available under the 2013 Plan, which was ratified by the shareholders of the Company on September 16, 2015.
The following table provides information as of December 31, 2015 regarding the 2004 Plan, the 2007 Plan and the Plans (including individual compensation arrangements), except as described below, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights*	Number of securities available for future issuance under equity compensation plans (excluding those in first column)*
Equity compensation plans approved by the security holders	2,702,982	$5.02	2,759,604
Equity compensation plans not approved by the security holders	285,600	$14.20	—
Total	2,988,582		2,759,604
*    Does not include securities available for future issuance under equity compensation plans approved by security holders and not approved by security holders of World Waste, assumed in the Merger, which the Company does not plan to issue any additional securities in connection with.
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
Preferred Stock
The total number of “blank check” authorized shares of our preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of authorized shares of our Series A Convertible Preferred Stock (“Series A Preferred”) is 5,000,000; the total number of authorized shares of Vertex’s Series B Preferred Stock is 10,000,000 (“Series B Preferred Stock”); and the total number of authorized shares of Vertex’s Series C Convertible Preferred Stock is 44,000 (“Series C Preferred Stock”).

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
The Series B Preferred Stock (including accrued and unpaid dividends) is convertible into shares of the Company’s common stock at the holder’s option at $3.10 per share (initially a one-for-one basis). If the Company’s common stock trades at or above $6.20 per share for a period of 20 consecutive trading days, the Company may at such time force conversion of the Series B Preferred Stock (including accrued and unpaid dividends) into common stock of the Company.
The Series B Preferred Stock votes together with the common stock on an as-converted basis, provided that each holder’s voting rights are subject to and limited by the Series B Beneficial Ownership Limitation described below.
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
The Series B Preferred Stock contains a provision prohibiting the conversion of such Series B Preferred Stock into common stock of the Company, if upon such conversion, the holder thereof would beneficially own more than 9.999% of the Company’s then outstanding common stock (the “Series B Beneficial Ownership Limitation”). The Series B Beneficial Ownership Limitation does not apply to forced conversions undertaken by the Company pursuant to the terms of the designation (summarized above).
Series C Convertible Preferred Stock
The Series C Preferred Stock, authorized on January 29, 2016 as described above under "Part I"-"Item 1, Business"-"Recent Events"-"Subscription Agreement" of this filing, does not accrue a dividend, but has participation rights on an as-converted basis, to any dividends paid on the Company’s common stock (other than dividends paid solely in common stock). Each Series C Preferred Stock share has a $100 face value, and a liquidation preference (in the amount of $100 per share) which is junior to the Company’s previously outstanding shares of preferred stock, senior credit facilities and other debt holders as provided in further detail in the designation, but senior to the common stock.
The Series C Preferred Stock is convertible into shares of the Company’s common stock at the holder’s option at any time at $1.00 per share (initially a 100:1 basis (subject to adjustments for stock splits and recapitalizations)). The Series C Preferred Stock votes together with the common stock on an as-converted basis, provided that each holder’s voting rights are subject to and limited by the Series C Beneficial Ownership Limitation described below and provided further that notwithstanding any of the foregoing, solely for purposes of determining the Voting Rights, the Voting Rights accorded to such Series C Convertible Preferred Stock will be determined as if converted at $1.05 per share (the market value of the common stock as of the close of trading on the day prior to the original issuance date of the Series C Preferred Stock), and subject to equitable adjustment as discussed in the designation. There are no redemption rights associated with the Series C Preferred Stock.
The Series C Preferred Stock contains a provision prohibiting the conversion of the Series C Preferred Stock into common stock of the Company, if upon such conversion or exercise, as applicable, the holder thereof would beneficially own more than 4.999% of the Company’s then outstanding common stock (the “Series C Beneficial Ownership Limitation”). The Series C Beneficial Ownership Limitation may be increased up and down on a per holder basis, with 61 days prior written notice from any holder, provided the Series C Beneficial Ownership Limitation may never be higher than 9.999%.
So long as any shares of Series C Preferred Stock are outstanding, we are prohibited from undertaking any of the following without first obtaining the approval of the holders of a majority of the outstanding shares of Series C Preferred Stock: (a) increasing or decreasing (other than by redemption or conversion) the total number of authorized shares of Series C Preferred Stock; (b) re-issuing any shares of Series C Preferred Stock converted; (c) creating, or authorizing the creation of, or issuing or obligating the Company to issue shares of, any class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series C Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, or increasing the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series C Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company; (d) effecting an exchange, reclassification, or cancellation of all or a part of the Series C Preferred Stock (except pursuant to the terms of the designation); (e) effecting an exchange, or creating a right of exchange, of all or part of the shares of another class of shares into shares of Series C Preferred Stock (except pursuant to the terms of the designation); (f) issuing any additional shares of Series C Preferred Stock; (g) altering or changing the rights, preferences or privileges of the shares of Series C Preferred Stock so as to affect adversely the shares of such series; or (h) amending or waiving any provision of the Company’s Articles of Incorporation or Bylaws relative to the Series C Preferred Stock so as to affect adversely the shares of Series C Preferred Stock in any material respect as compared to holders of other series of shares.
Recent Sales of Unregistered Securities
In February 2015, a holder of Series A Convertible Preferred Stock of the Company converted 17,476 shares of our Series A Convertible Preferred Stock into 17,476 shares of our common stock. All of the shares of common stock issuable upon conversion of the Series A Preferred Stock shares were exempt from registration pursuant to an exemption from registration afforded by Section 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”).
In March 2015, we issued Heartland 56,180 shares of restricted common stock in connection with a true-up of the inventory acquired at the closing of the Heartland Purchase Agreement. Pursuant to the true-up, any additional amount owed by us to Heartland for inventory at closing (less amounts already paid for at closing) was to be paid in shares of our restricted common stock, based on the volume weighted average prices of our common stock on the NASDAQ Capital Market on the ten (10) trading days immediately prior to closing, which totaled $3.56. An aggregate of an additional $200,000 was owed to Heartland in connection with the inventory true-up and as such, the parties confirmed pursuant to the Third Amendment that Heartland would be due an additional 56,180 shares of restricted common stock ($200,000 divided by $3.56), which shares were subsequently issued to Heartland.
In March 2015, we issued a Common Stock Purchase Warrant to purchase up to 1,766,874 shares of our common stock (the “Lender Warrant”) to an affiliate of our Lender. The Lender Warrant had an exercise price equal to the lower of (x) $3.395828553 per share and (y) the lowest price per share at which the Company issued any common stock (or sets an exercise price for the purchase of common stock in another security) between the date of our entry into the Lender Warrant and June 30, 2015, and was to expire on March 26, 2022. The Lender Warrant provided that in the event that, prior to June 30, 2015, we prepaid the amount owed under the Credit Agreement in an amount greater than $9.1 million then the number of shares of common stock issuable upon exercise of the Lender Warrant would be automatically reduced by the pro rata amount that the amount prepaid exceeds $9.1 million and is less than $15.1 million, provided that if we prepaid the Credit Agreement in an amount equal to at least $15.1 million prior to June 30, 2015, the Lender Warrant automatically terminates. Effective June 29, 2015, we repaid $15.1 million of the amount owed to the Lender under the Credit, and as a result, the Lender Warrant and rights thereunder were canceled and terminated.
We claim an exemption from registration for the issuance and grant described above pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of the true up shares to Heartland and the grant of the Lender Warrant, since the issuance and grant did not involve a public offering, the recipients were “accredited investors”, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. The securities will not be registered under the Securities Act, and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act of 1933, as amended and any applicable state securities laws.
On June 24, 2015, we closed the transactions contemplated by the June 19, 2015 Unit Purchase Agreement entered into with certain institutional Investors, pursuant to which we sold the investors thereunder an aggregate of 8,064,534 Units, each consisting of (i) one share of Series B Preferred Stock and (ii) one warrant to purchase one-half of a share of common stock of the Company, at a price of $3.10 per “Unit” for an aggregate of $25.0 million. The Units (including the shares of Series B Preferred Stock and the warrants) were offered and sold to the investors under the Unit Purchase Agreement in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D of the Securities Act. Each of the investors represented that it was an accredited investor within the meaning of Rule 501(a) of Regulation D, and acquired the Units for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Units were offered without any general solicitation by the Company or its representatives. The Units were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
In the event of the complete conversion of the shares of Series B Preferred Stock issued at closing (and not including the issuance of any shares of common stock or if applicable payment-in-kind shares of Series B Preferred Stock issued in connection with accrued dividends due under the terms of the Series B Preferred Stock) and disregarding any conversion limitations set forth in the designation (or otherwise agreed between the parties), a total of 8,064,534 shares of common stock would be issuable to the holders. In the event the warrants are exercised in full and disregarding any conversion limitations set forth in the warrants (or otherwise agreed between the parties), a total of 4,032,267 shares of common stock would be issuable to the holders.
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
For the period from June 24-30, 2015 and June 30-September 30, 2015, a total of approximately $398,459 of dividends accrued on our outstanding Series B Preferred Stock (not including shares of Series B Preferred Stock converted into common stock in August 2015, as described above). We were prohibited from paying such dividends in shares of common stock because the applicable Dividend Stock Payment Price was below $2.91. The “Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B

Preferred Stock. Pursuant to the terms of our Credit Agreement, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 128,535 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2015. If converted in full, the 128,535 shares of restricted Series B Preferred Stock would convert into 128,535 shares of our common stock. As the issuance of the Series B Preferred Stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
For the period from September 30, 2015 to December 31, 2015, a total of approximately $379,518 of dividends accrued on our outstanding Series B Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable Dividend Stock Payment Price was below $2.91. The “Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock. Pursuant to the terms of our Credit Agreement with our senior lender, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 122,425 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2016. If converted in full, the 122,425 shares of restricted Series B Preferred Stock would convert into 122,425 shares of our common stock. As the issuance of the Series B Preferred Stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
Effective on or around January 21, 2016, we paid the January 2016 rent due pursuant to the terms of the Bango Lease in shares of our common stock, pursuant to the terms of such lease, which allows us to pay 110% of the rent which would otherwise be due in cash (i.e., $268,400 of share based rent compared to $244,000 of cash based rent), as calculated using the volume weighted average price (“VWAP”) of our common stock for the 10-day period preceding the first day of each month, which VWAP for the month of January 2016 was $1.10 per share. As such, we issued the then owner of Bango Oil, Fox Encore, an aggregate of 244,000 shares of our restricted common stock in lieu of cash rent due pursuant to the Bango Lease for the month of January 2016. We claim an exemption from registration for the issuance and sale of such shares pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient was an “accredited investor”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
As described above under “Part I” - “Item 1. Business” - “Recent Events” - “Purchase and Sale Agreement, Churchill County, Nevada Plant”, in connection with the closing of the Sale Agreement, we placed $1.5 million in cash and $1 million worth of our common stock (1,101,928 shares) into escrow with 50% of the shares to be released 12 months following the closing and the remainder of the shares held in escrow to be released 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value. To the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipient was an “accredited investor”, and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
As described above under “Part I” - “Item 1. Business” - “Recent Events” - “Subscription Agreement”, we sold 44,000 shares of Series C Preferred Stock to Fox Encore in consideration for $4 million, which convert into common stock on a 100-for-1 basis, and which if fully converted would convert into 4,400,000 shares of common stock. We claim an exemption from registration for the issuance and sale of such shares pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient was an “accredited investor”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
In February 2016, a holder of Series A Convertible Preferred Stock of the Company converted 120,227 shares of our Series A Convertible Preferred Stock into 120,227 shares of our common stock. All of the shares of common stock issuable upon conversion of the Series A Preferred Stock shares were exempt from registration pursuant to an exemption from registration afforded by Section 3(a)(9) and 3(a)(10) of the Securities Act.
Use of Proceeds From Sale of Registered Securities
None.
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

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenues	$146,942,461	$258,904,867	$161,967,252	$134,573,243	$109,722,279
Income (loss) from operations	$(14,093,041)	$(10,494,621)	$7,051,203	$2,391,250	$3,974,388
Basic net income (loss) per share	(0.86)	(0.23)	0.44	0.30	0.65
Diluted net income (loss) per share	(0.86)	(0.23)	0.39	0.25	0.39
Weighted average number of basic common shares outstanding	28,181,096	23,807,780	17,830,194	12,138,229	8,884,681
Weighted average number of diluted common shares outstanding	28,181,096	23,807,780	20,182,829	14,866,134	14,775,339

	Years Ended December, 31
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data
Cash and cash equivalents	$765,364	$6,017,076	$2,678,628	$807,940	$675,188
Working capital (deficit)	$(12,192,509)	$(29,327,453)	$8,042,589	$3,712,745	$5,353,780
Total assets	$95,338,688	$133,822,231	$64,546,356	$49,102,377	$16,733,971
Long-term obligations	$7,088,263	$12,125,574	$10,157,101	$18,083,457	$76,000
Total liabilities	$42,447,546	$75,202,259	$26,210,133	$28,702,020	$7,396,474
Total stockholders’ equity	$40,935,935	$58,619,972	$38,336,223	$20,400,357	$9,337,497
The key operational issue contributing to the differences between 2015 and 2014 was the sharp decline of commodity prices in 2015. This resulted in lower 2015 revenues and cost of goods sold without a corresponding decrease in our fixed costs. Other operating differences between 2015 and 2014 were the purchases of the Omega assets during the second quarter of 2014 and the purchase of the Heartland refining assets during December 2014 as described above under "Part 1-"Item 1. Business"-“Material Acquisitions".
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

•
Re-Refine Higher Value End Products.  We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher-value end products.  We believe that the expansion of our facilities and our technology, and investments in additional technologies (including the acquisition of the Omega and Heartland assets), will enable us to upgrade feedstock into end products, such as lubricating base oil, that command higher market prices than the current re-refined products we produce.

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

RESULTS OF OPERATIONS
Description of Material Financial Line Items:
Revenues
We generate revenues from three existing operating divisions as follows:
BLACK OIL - Revenues for our Black Oil division are comprised primarily of product sales from our re-refineries and feedstock sales (used motor oil) which are purchased from generators of used motor oil such as oil change shops and garages, as well as a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market.  In addition, through used oil re-refining, we re-refine used oil into different commodity products.  The Houston, Texas TCEP facility finished product is then sold by barge as a fuel oil cutterstock. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to crude refineries to be utilized as an intermediate feedstock in the refining process. Through the operations at our Columbus, Ohio facility we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.

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
Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with the Holdings, E-Source, Omega Refining acquisitions and Warren Ohio Holdings Co., LLC f/k/a Heartland Group Holdings, LLC ("Heartland") asset purchase, described in greater detail above under "Part 1"-"Item 1, Business"-"Material Acquisitions".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2014
Set forth below are our results of operations for the three months ended December 31, 2015, as compared to the same period in 2014.

	Three Months Ended December 31,
	2015	2014	$ Change	% Change
Revenues	$20,875,827	$62,572,071	$(41,696,244)	(67)%

Cost of revenues	20,497,691	67,049,736	(46,552,045)	(69)%

Gross profit (loss)	378,136	(4,477,665)	4,855,801	108%

Reduction of contingent liability	(6,069,000)	(3,371,836)	(2,697,164)	(80)%

Selling, general and administrative expenses (exclusive of merger related expenses)	6,982,422	7,303,475	(321,053)	(4)%

Depreciation and amortization	1,920,416	1,296,450	623,966	48%

Acquisition related expenses	11,584	994,603	(983,019)	(99)%

Inventory impairment charge	—	467,911	(467,911)	(100)%

Total selling, general and administrative expenses	2,845,422	6,690,603	(3,845,181)	(57)%

Income (loss) from operations	(2,467,286)	(11,168,268)	8,700,982	78%

Provision for doubtful accounts	1,995,180	—	1,995,180	(100)%
Goodwill Impairment	(4,922,353)	—	(4,922,353)	(100)%
Interest Income	(4,475)	223,255	(227,730)	(100)%
Gain on bargain purchase	—	375,000	(375,000)	(100)%
Gain (loss) on sale of assets	92,261	—	92,261	100%
Gain on change in derivative liability	2,844,430	—	2,844,430	100%
Gain on futures liability	155,660	—	155,660	100%
Interest Expense	(728,780)	(956,319)	227,539	24%
Total other income (expense)	(568,077)	(358,064)	(210,013)	(59)%

Income (loss) before income tax	(3,035,363)	(11,526,332)	8,490,969	74%

Income tax (expense) benefit	—	46,212	(46,212)	(100)%

Net income (loss)	(3,035,363)	(11,480,120)	8,444,757	74%

Each of our segments' gross profit during the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31,
	2015	2014	$ Change	% Change
Black Oil
Total revenue	$17,004,934	$46,028,775	$(29,023,841)	(63)%
Total cost of revenue	17,244,210	48,709,354	(31,465,144)	(65)%
Gross profit (loss)	$(239,276)	$(2,680,579)	$2,441,303	91%

	Three Months Ended December 31,
	2015	2014	$ Change	% Change
Refining And Marketing
Total revenue	$2,687,922	$14,694,971	$(12,007,049)	(82)%
Total cost of revenue	2,270,299	15,570,210	(13,299,911)	(85)%
Gross profit (loss)	$417,623	$(875,239)	$1,292,862	148%

	Three Months Ended December 31,
	2015	2014	$ Change	% Change
Recovery
Total revenue	$1,182,971	$1,848,325	$(665,354)	(36)%
Total cost of revenue	983,182	2,770,172	(1,786,990)	(65)%
Gross profit (loss)	$199,789	$(921,847)	$1,121,636	122%
Total revenues decreased 67% for the fourth quarter of 2015, compared to the same period in 2014, due primarily to lower commodity prices, as well as lower volumes of product produced during the fourth quarter 2015 compared to the same period during 2014. Total volume decreased 44%; however gross profit increased 108% for the three months ended December 31, 2015 compared to 2014. Additionally, our per barrel margin increased 115% relative to the three months ended December 31, 2014.  The majority of this increase was the result of the adjustments in prices of feedstock (described below) during the fourth quarter of 2015 which resulted in positive gross profit during this period. In our collection division we successfully initiated a charge for services program. As a result of this program we currently have customers who are charged for each service performed and others who are charged a monthly fee for as many services performed in that month. The combination of our fee structure change along with our increased third party supply we were able to make progress in lowering our cost of feedstock during the fourth quarter.
Our Black Oil division’s volume decreased approximately 32% during the three months ended December 31, 2015 compared to the same period in 2014. This decrease was due to the decrease in capacity related to not running our TCEP facility during the three months ended December 31, 2015. Overall volume for the Refining and Marketing division decreased 74% during the three month period ended December 31, 2015 as compared to the same period in 2014. This division experienced a decrease in production of 91% for its gasoline blendstock for the three months ended December 31, 2015, compared to the same period in 2014. Our fuel oil cutter volumes decreased 85% for the three months ended December 31, 2015, compared to the same period in 2014. Our pygas volumes decreased 22% for the three months ended December 31, 2015 as compared to the same period in 2014.
We experienced a 100% decrease in the volume of our TCEP refined product during the three months ended December 31, 2015, compared to the same period in 2014. In addition, commodity prices decreased approximately 57% for the three months ended December 31, 2015, compared to the same period in 2014. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended December 31, 2015 decreased $49.42 per barrel from a three month average of $87.40 per barrel during the three months ended December 31, 2014 to $37.98 per barrel during the three months ended December 31, 2015.
Overall gross profit increased 108% and our margin per barrel increased approximately 115% for the three months ended December 31, 2015, compared to the same period in 2014.  This increase was a result of the improvement in our feedstock pricing, which is a result of various initiatives during the period pursuant to which we were able to lower our costs of procuring used motor oil during the three months ended December 31, 2015. In our street collections and third party purchasing we were focused to lower the prices paid to generators and suppliers for used motor oil during 2015. Additionally, our street collections operations changed to a pay for services model where we implemented service fees for the handling of used motor oil, the managing of used oil filters, and various other services performed by our collection division during the second half of 2015. With the continued decline in commodity prices during this period it was necessary to implement these service charges to offset the decline in the finished product values.
Market prices for our finished TCEP product during the three months ended December 31, 2015 were dramatically lower than during the fourth quarter of 2014, therefore causing us not to operate our facility during this period.
We had selling, general and administrative expenses (exclusive of merger related expenses and depreciation and amortization) of $6,982,422 for the three months ended December 31, 2015, compared to $7,303,475 from the prior year's period, a decrease of $321,053 or 4% from the prior period, due to a decrease in overall administrative expenses which were generated by the new business lines and additional compensation expenses associated with employees acquired as a result of the acquisitions we made during 2014. We incurred an additional $11,584 of acquisition related expenses during the three months ended December 31, 2015 related to the acquisition of a collection route consisting of collecting, shipping and selling used oil, oil filters, antifreeze and other related services in the state of Louisiana in 2015. The Company also had an inventory impairment charge of $467,911 during the three months ended December 31, 2014. Commodity prices fell sharply during the three months ended December 31, 2014, requiring the Company to take a non-cash charge/adjustment to the value of our products in inventory taking into account the lower market value for the products being held for sale. We recognized a $4,922,353 Goodwill Impairment in 2015, which eliminated the goodwill balance. This result occurred primarily due to the adverse impact of recently declining oil prices on current and anticipated future oil activity. Of the total $4,922,353, $1,367,838 relates to our Recovery segment and $3,554,515 relates to our Black Oil segment. Our Refining and Marketing segment has no goodwill recorded.
We had loss before income taxes of $3,035,363 for the three months ended December 31, 2015 compared to a loss of $11,526,332 for the three months ended December 31, 2014.
During the three months ended December 31, 2015, the processing costs for our Refining and Marketing business located at KMTEX were $415,725. Revenues for the same period were $2,687,922 while income from operations was $417,623.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2014

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenues	$146,942,461	$258,904,867	$(111,962,406)	(43)%

Cost of revenues	136,246,273	246,999,109	(110,752,836)	(45)%

Gross profit	10,696,188	11,905,758	(1,209,570)	(10)%

Reduction of contingent liability	(6,069,000)	(5,248,588)	(820,412)	(16)%

Selling, general and administrative expenses (exclusive of merger related expenses)	24,046,464	19,089,545	4,956,919	26%

Depreciation and amortization	6,636,593	4,277,843	2,358,750	55%

Acquisition related expenses	175,172	3,813,668	(3,638,496)	(95)%

Inventory impairment charge	—	467,911	(467,911)	(100)%

Total selling, general and administrative expenses	24,789,229	22,400,379	(2,388,850)	11%

Income (loss) from operations	(14,093,041)	(10,494,621)	(3,598,420)	(34)%

Other Income (expense)
Provision for doubtful accounts	(654,820)	—	(654,820)	(100)%
Goodwill impairment	(4,922,353)	—	(4,922,353)	(100)%
Other income	(4,446)	333,612	(338,058)	(101)%
Gain on bargain purchase	—	6,948,686	(6,948,686)	(100)%
Gain (loss) on sale of assets	13,944	(10,866)	24,810	228%
Gain on change in value of derivative liability	5,479,463	—	5,479,463	100%
Gain on futures contracts	551,090	—	551,090	100%
Interest expense	(3,580,726)	(2,636,690)	(944,036)	(36)%
Total other income (expense)	(3,117,848)	4,634,742	(7,752,590)	(167)%

Income (loss) before income tax	(17,210,889)	(5,859,879)	(11,351,010)	(194)%

Income tax benefit (expense)	(5,306,000)	(11,763)	(5,294,237)	(45,008)%

Net income (loss)	(22,516,889)	(5,871,642)	(16,645,247)	(283)%

Net income (loss) attributable to non-controlling interest	—	325,399	(325,399)	(100)%

Net income (loss) attributable to Vertex Energy, Inc.	$(22,516,889)	$(5,546,243)	$(16,970,646)	(306)%

Each of our segment’s gross profit during these periods was as follows:

	Year Ended December 31,
	2015	2014	$ Change	% Change
Black Oil
Total revenue	$103,890,188	$170,912,949	$(67,022,761)	(39)%
Total cost of revenue	100,425,891	163,757,255	(63,331,364)	(39)%
Gross profit	$3,464,297	$7,155,694	$(3,691,397)	(52)%

Refining And Marketing
Total revenue	$31,154,066	$72,695,922	$(41,541,856)	(57)%
Total cost of revenue	27,814,225	69,129,424	(41,315,199)	(60)%
Gross profit	$3,339,841	$3,566,498	$(226,657)	(6)%

Recovery
Total revenue	$11,898,207	$15,295,996	$(3,397,789)	(22)%
Total cost of revenue	8,006,157	14,112,430	(6,106,273)	(43)%
Gross profit	$3,892,050	$1,183,566	$2,708,484	229%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.
Total revenues decreased 43% for the year ended December 31, 2015, compared to the year ended December 31, 2014, due primarily to decreased volume (as described below) in addition to sharp declines in finished product prices. Additionally, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for 2015 decreased $41.89 per barrel from a 2014 average of $82.64 per barrel to an average of $40.75 per barrel during 2015. On average, prices we received for our products decreased 50% for the year ended December 31, 2015, compared to the year ended December 31, 2014.
Volume for our Black Oil division increased 4% during fiscal 2015 compared to 2014. This volume increase is attributable to the increased amount of product which was processed through our facilities in Columbus, Ohio and Marrero, Louisiana during 2015 which we acquired in 2014. Volumes collected through our H&H Oil business increased 50% during the twelve months ended December 31, 2015 compared to the same period in 2014. Our per barrel margin in the Black Oil division decreased approximately 52% for the year ended December 31, 2015 from the same period in 2014. The decrease in margins was due to the sharp decline in commodity prices which had a negative effect on the entire year's margins. As volumes and production increase in our Black Oil division it often takes a few quarters to recognize increased additional per barrel margin, this is because of the fact that when we move into a new geographic location it takes us a period of time before we are able to realize and benefit from economies of scale.
Our Black Oil business, which includes our TCEP facility, the Marrero facility and the Heartland facility, generated revenues of $103,890,188 for the year ended December 31, 2015, with cost of revenues of $100,425,891, producing a gross profit of $3,464,297. During the year ended December 31, 2014, these revenues were $170,912,949 with cost of revenues of $163,757,225, producing a gross profit of $7,155,394. Gross profit decreased for the year ended December 31, 2015, compared to 2014, as a result of decreased finished product values through our various facilities.
Total volume company-wide decreased 2% during fiscal 2015 compared to 2014, and our per barrel margin decreased approximately 8% for fiscal 2015, compared to 2014. This decrease was a result of increased costs to run the business, fixed costs remaining the same and the recent expansions into Columbus, Ohio and Marrero, Louisiana as well as the overall impact from the falling commodity markets during 2015.
Our Refining and Marketing division experienced a decrease in production of 40% for its fuel oil cutterstock product for the year ended December 31, 2015, compared to the same period in 2014, and our fuel oil cutterstock commodity prices decreased approximately 43% over the same period. The average posting (U.S. Gulfcoast No. 2 Waterborne) during 2015 decreased $47.53 per barrel from $111.30 per barrel for 2014 to $63.77 per barrel for 2015.

Our pygas production increased 26% for the year ended December 31, 2015, compared to the same period in 2014 and commodity prices decreased approximately 34% for our pygas finished product for 2015, compared to the same period in 2014.
Our gasoline blendstock volumes decreased 41% for the year ended December 31, 2015 as compared to 2014.  The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) during 2015 decreased $.97 per gallon from $2.55 per gallon for 2014 to $1.58 per gallon during 2015. The overall increase in revenues associated with our Refining and Marketing division was due to increases in volumes for the year ended December 31, 2014.
Overall volume for the Refining and Marketing division decreased 25% during the year ended December 31, 2015, compared to the year ended December 31, 2014. Margins per barrel decreased in the Refining and Marketing division as a result of market conditions as well as decreased volumes from our fuel oil cutterstock product and our gasoline blendstock.
Our TCEP technology which was not operated during the fourth quarter generated revenues of $14,611,336 during the year ended December 31, 2015, with cost of revenues of $14,051,582, producing a gross profit of $559,754. Revenues of $68,417,108 were generated during the year ended December 31, 2014, with cost of revenues of $62,756,970, producing a gross profit of $5,660,138. The per barrel margin for our TCEP product decreased 74% in fiscal 2015 as compared to same period during 2014. This decrease was a result of increased operating costs during 2015 as well as a dramatic reduction in market pricing during 2015.
Our Recovery division includes the business operations of Vertex Recovery as well as that of E-Source which was acquired during the fourth quarter of 2013. We formed this segment as of the fourth quarter of 2013. Revenues for this division decreased during 2015 as compared to the same period in 2014. This division periodically participates in project work that is not ongoing, thus we expect to see fluctuations in revenue and gross profit from period to period. These projects are typically bid related and can take time to line out and get going; however we believe these are very good projects for the Company and we anticipate more in the upcoming periods.
Prevailing prices of certain commodity products can significantly impact our revenues and cash flows. As noted above the revenue variances from fiscal 2014 to 2015 were largely impacted due to the changes in commodity pricing between the two periods as detailed below.
The following table sets forth the high and low spot prices during 2014 for our key benchmarks.

2014
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$3.00	March 3	$1.51	December 29
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$3.08	June 20	$1.18	December 22
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$94.94	June 24	$42.95	December 31
NYMEX Crude oil (Dollars per barrel)	$107.26	June 20	$53.27	December 31
Reported in Platt's US Marketscan (Gulf Coast)
The following table sets forth the high and low spot prices during 2015 for our key benchmarks.

2015
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.96	April 30	$0.89	December 14
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.06	June 10	$1.10	December 22
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$54.73	May 6	$20.04	December 30
NYMEX Crude oil (Dollars per barrel)	$60.93	May 6	$34.73	December 18
Reported in Platt's US Marketscan (Gulf Coast)

We saw on average a fairly unstable market in each of the benchmark commodities we track during 2014 and 2015. During the second half of 2014 and specifically during the fourth quarter of 2014 the commodity markets experienced an extremely sharp decline due to overall global economic conditions mostly related to supply and demand for the products we track, and the decline continued throughout much of 2015.
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
Gross profit decreased 10% from $11,905,758 for the year ended December 31, 2014 to $10,696,188 for the year ended December 31, 2015, primarily due to the sharp decreases in commodity prices.
We had selling, general and administrative expenses (exclusive of acquisition related expenses and depreciation and amortization) of $24,046,464 for the year ended December 31, 2015, compared to $19,089,545 from the prior year’s period, an increase of $4,956,919 or 26% from the prior period, due to an increase in overall administrative expenses generated by the new business lines and additional compensation expenses associated with employees acquired as a result of the acquisitions we made during 2014. We incurred an additional $175,172 of one-time legal, accounting, auditing and investment banking expenses during the year ended December 31, 2015 related to the acquisition of assets from Heartland and other miscellaneous matters.
We had total other loss of $3,117,848 for the year ended December 31, 2015, compared to total other income of $4,634,742 for the year ended December 31, 2014. The main reasons for the decrease in other income was $4,922,353 of goodwill impairment in connection with the full impairment of the goodwill related to our Black Oil and Recovery divisions and a $944,036 increase in interest expense associated with the credit agreements, described below under “Liquidity and Capital Resources”. We had $5,479,463 of gain on change in value of derivative liability for the year ended December 31, 2015, in connection with a beneficial conversion feature on certain warrants granted in June 2015, as described in greater detail in Note 13 to the consolidated financial statements included herein under "Part II"-"Item 8- Financial Statements and Supplementary Data".
We had a loss before income taxes of $17,210,889 for the year ended December 31, 2015 compared to a loss before income taxes of $5,859,879 for the year ended December 31, 2014, a 194% increase.  The increase in net loss before taxes was largely due to the sharp decline during the year in commodity prices, the increased operating expenses related to the new facilities acquired during 2014, in addition to the increased selling, general and administrative expenses incurred as a result of the new business lines and additional employees.  We had a reduction in contingent liability during the 12 months ended December 31, 2015 of $6,069,000 which positively affected income from operations during 2015. During the 12 months ended December 31, 2014 we had a $5,248,588 reduction in contingent liability which positively affected income from operations during the prior period.
We had an income tax expense of $5,306,000 during the 12 month period ended December 31, 2015, compared to $11,763 during the 12 month period ended December 31, 2014.
We had a net loss of $22,516,889 for the year ended December 31, 2015 compared to a net loss of $5,871,642 for the year ended December 31, 2014, an increase in net loss of $16,645,247 or 283% from the prior period for the reasons described above.
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.
During the year ended December 31, 2015, the processing costs for our Refining and Marketing business located at KMTEX were $3,845,209. Revenues for the same period were $31,154,066 while income from operations was $3,339,841.

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the quarters ended December 31, September 30, June 30, and March 31, 2015 and 2014, respectively.

	Statements of Operations by Quarter
	Fiscal 2015				Fiscal 2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenues	$20,875,827	$39,262,584	$49,119,711	$37,684,339	$62,572,071	$76,903,516	$72,079,622	$47,349,658
Cost of revenues	20,497,691	34,104,949	43,635,177	38,008,456	67,049,736	73,761,171	63,844,569	42,343,633
Gross profit	378,136	5,157,635	5,484,534	(324,117)	(4,477,665)	3,142,345	8,235,053	5,006,025
Reduction of contingent liability	(6,069,000)	—	—	—	(3,371,836)	(1,876,752)	—	—
Selling, general and administrative expenses	6,982,422	6,052,764	5,641,250	5,370,028	7,303,475	4,706,104	4,363,617	2,716,349
Depreciation and amortization	1,920,416	1,597,881	1,561,314	1,556,982	1,296,450	1,180,443	1,068,273	732,677
Acquisition related expenses	11,584	5,910	—	157,678	994,603	259,235	1,959,418	600,412
Inventory impairment charge	—	—	—	—	467,911	—	—	—
Total selling, general and administrative expenses	2,845,422	7,656,555	7,202,564	7,084,688	6,690,603	4,269,030	7,391,308	4,049,438
Income (loss) from operations	(2,467,286)	(2,498,920)	(1,718,030)	(7,408,805)	(11,168,268)	(1,126,685)	843,745	956,587

Other income (expense)
Provision for doubtful accounts	1,995,180	—	—	(2,650,000)	—	—	—	—
Goodwill Impairment	(4,922,353)	—	—	—	—	—	—	—
Interest income	(4,475)	11	10	8	223,255	109,980	7	370
Gain on bargain purchase	—	—	—	—	375,000	92,635	6,481,051	—
Gain(loss) Asset Sales	92,261	(20,657)	12,818	(70,478)	—	—	(10,866)	—
Gain on change in value of derivative liability	2,844,430	818,051	1,816,982	—		—	—	—
Gain on futures contracts	155,660	395,430	—	—		—	—	—
Interest expense	(728,780)	(763,791)	(556,975)	(1,531,180)	(956,319)	(947,325)	(657,235)	(75,811)
Total other income (expense)	(568,077)	429,044	1,272,835	(4,251,650)	(358,064)	(744,710)	5,812,957	(75,441)

Income (loss) before income taxes	(3,035,363)	(2,069,876)	(445,195)	(11,660,455)	(11,526,332)	(1,871,395)	6,656,702	881,146
Income tax benefit (expense)	—	—	—	(5,306,000)	46,212	(57,975)	—	—
Net income (loss)	(3,035,363)	(2,069,876)	(445,195)	(16,966,455)	(11,480,120)	(1,929,370)	6,656,702	881,146
Number of weighted average common shares outstanding
Basic	28,198,701	28,198,701	28,130,575	28,118,396	25,986,008	25,151,660	22,826,102	21,232,949
Diluted	28,198,701	28,198,701	28,130,575	28,118,396	25,986,008	25,151,660	24,847,456	21,738,018

	Statements of Operations by Quarters
	Fiscal 2015				Fiscal 2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$17,004,934	$27,632,744	$34,338,534	$24,913,976	$46,028,775	$52,434,252	$48,878,522	$23,571,400
Cost of revenues	17,244,210	25,128,353	30,912,204	27,141,124	48,709,354	50,846,953	42,973,852	21,227,096
Gross profit	$(239,276)	$2,504,391	$3,426,330	$(2,227,148)	$(2,680,579)	$1,587,299	$5,904,670	$2,344,304
Refining & Marketing
Revenues	$2,687,922	$8,752,135	$11,447,889	$8,266,120	$14,694,971	$19,655,674	$18,517,819	$19,827,459
Cost of revenues	2,270,299	8,281,753	9,956,771	7,305,402	15,570,210	18,680,731	16,626,592	18,251,891
Gross profit	$417,623	$470,382	$1,491,118	$960,718	$(875,239)	$974,943	$1,891,227	$1,575,568
Recovery
Revenues	$1,182,971	$2,877,705	$3,333,288	$4,504,243	$1,848,325	$4,813,590	$4,683,281	$3,950,799
Cost of revenues	983,182	694,843	2,766,202	3,561,930	2,770,172	4,233,487	4,244,125	2,864,646
Gross profit	$199,789	$2,182,862	$567,086	$942,313	$(921,847)	$580,103	$439,156	$1,086,153
The below graph charts our total quarterly revenue over time from March 31, 2014 to December 31, 2015:
Liquidity and Capital Resources
The success of our current business operations has become more dependent on repairs, and maintenance to our facilities and our ability to make routine capital expenditures. We also must maintain relationships with feedstock suppliers and end product customers, and operate with efficient management of overhead costs. Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our divisions' operations.  The resulting operating cash flow is crucial to the viability and growth of our existing business lines.
We had total assets of $95,338,688 as of December 31, 2015 compared to $133,822,231 at December 31, 2014.  This significant decrease was partly due to the $5,251,712 decrease in cash and cash equivalents as of December 31, 2015, the $9,072,305 decrease in the value of inventory, the 9,495,000 change in deferred tax assets related to our accumulated net losses and $8,308,000 in notes receivable which were moved to assets held for sale  Total current assets as of December 31, 2015 of $23,166,774 include cash and cash equivalents of $765,364, accounts receivable, net, of $6,315,414, inventory of $3,548,311 and prepaid expenses of $1,367,442. We also had assets held for sale of $11,170,243 related to the Churchill County, Nevada plant which was sold in January 2016. This balance includes the $8,308,000 note receivable related to the Omega acquisition, fixed asset construction in progress of $1,170,581 and accounts receivable of $1,691,662.  Long term assets consisted of fixed assets, net, of $53,028,607, a net intangible asset in the amount of $16,967,985 which primarily represents the value of the Company’s TCEP patents and the patents acquired from Omega, $1,693,872 of deferred financing costs, and other assets of $481,450. Net fixed assets decreased $1,962,160 as a result of accumulated depreciation in the normal course of business.
Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.
We had total current liabilities of $35,359,283 as of December 31, 2015 compared to $62,756,584 at December 31, 2014. This decrease was largely due to the decrease in our accounts payable, current portion of long-term debt partially off-set by an increase in revolving note during the year ended December 31, 2015. Accounts payable totaled $13,244,388 as of December 31, 2015, compared to $21,984,136 as of December 31, 2014, and which current portion of long-term debt totaled $19,483,363 as of December 31, 2015, compared to $40,136,584 as of December 31, 2014, and which total portion of long-term debt totaled $5,539,659 compared to $2,187,675. We had $186,948 of current portion of capital lease liabilities as of December 31, 2015 compared to $172,654 as of December 31, 2014 which was obtained in connection with the acquisition with Omega (described in greater detail above under “Part I” - “Item 1. Business” - “Material Acquisitions”).
We had total liabilities of $42,447,546 as of December 31, 2015, including current liabilities of $35,359,283 and long-term liabilities of $7,088,263, which included $5,539,659 of long-term debt representing notes payable to Goldman Sachs, Pacific Western Bank and Texas Citizens bank, and $1,548,604 of deferred liability related to the Series B Preferred Stock dividend to be issued.
We had negative working capital of $12,192,509 as of December 31, 2015, compared to negative working capital of $29,007,352 as of December 31, 2014. The increase in working capital from December 31, 2014 to December 31, 2015 is mainly due to the decrease in current portion of long-term debt and accounts payable and accrued expenses offset by decreases in cash and cash equivalents, accounts receivable, and inventory (as described above).
Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including commodity prices, the cost of recovered oil, and the ability to turn our inventory.  Other factors that have affected and are expected to continue to affect earnings and cash flow are transportation, processing, and storage costs.  Over the long term, our operating cash flows will also be impacted by our ability to effectively manage our administrative and operating costs. Additionally, we may incur future capital expenditures related to new refining facilities. During the first quarter of 2016 our Heartland facility experienced a fire at the re-refinery, this will affect our cash flows during the first quarter as well as into the second quarter as this facility works to come back on-line. We currently anticipate the Heartland facility being fully operational in May 2016.
In February 2013, Bank of America, N.A. (“BOA”) agreed to lease the Company up to $1,025,000 of equipment to enhance the TCEP operation. Monthly payments are fixed for the sixty month duration of the lease at $13,328 per month. The lease also provides an early buy-out right for the Company and a right for the Company to extend the lease at the end of its term.
As a result of the E-Source acquisition the Company has notes payable to various financial institutions, bearing interest at rates ranging from 6% to 6.35%, maturing from November, 2015 to April, 2023. The balance of the notes payable is $1,974,107 at December 31, 2015.
The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $515,762 at December 31, 2015.
On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments of $2,662,105 were made during 2014 and the balance was $492,755 at December 31, 2014 and payments of $172,654 were made in 2015 and the balance was $320,101 at December 31 2015.

Credit and Guaranty Agreement
On May 2, 2014, the Company entered into a Credit and Guaranty Agreement (as amended from time to time, the “Credit Agreement”) with Goldman Sachs Bank USA. Pursuant to the agreement, Goldman Sachs Bank USA loaned the Company $40,000,000 in the form of a term loan. As set forth in the Credit Agreement, the Company has the option to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the Adjusted LIBOR Rate. Interest on the Credit Agreement is payable monthly in arrears. Amortizing principal payments are due on the Credit Agreement Loan in the amount of $300,000 per fiscal quarter for June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, and $800,000 per fiscal quarter thereafter until maturity on May 2, 2019.
The Goldman Sachs Bank USA financing arrangement is secured by all of the assets of the Company, but was subordinate to the Bank of America credit agreement described below.
On December 5, 2014 and March 26, 2015, we, Vertex Operating, and substantially all of our other subsidiaries (other than E-Source), Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender (“Agent”), entered into a First Amendment and Second Amendment, respectively, to the Credit Agreement (the “First Amendment” and “Second Amendment”).
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
The amendments to the Credit Agreement effected by the Second Amendment include, but are not limited to:

•
Effecting various amendments to the Credit Agreement to substitute the name of MidCap Business Credit, LLC and the MidCap Loan Agreement (as described below) in place of Bank of America, NA ("BOA"), and the Company's prior Credit Agreement with BOA.

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

•
Increasing the additional default interest payable upon the occurrence of an event of default under the Credit Agreement to 4% per annum (compared to 2% per annum for all other defaults) above the then applicable interest rate in the event we failed to make the Required Prepayment (as defined below).

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

•
Extending the date we are required to begin making required prepayments under the terms of the Credit Agreement, in an amount equal to 100% to the extent total consolidated debt exceeds (x) total consolidated EBITDA (as calculated pursuant to the agreement) multiplied by (y) the maximum debt leverage ratios described in the Credit Agreement, until March 31, 2016 (previously no payments were required to be made through December 31, 2015).

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
Effective June 29, 2015, we repaid $15.1 million of the amount owed to the Lender under the Credit Agreement, and as a result, the Lender Warrant and rights thereunder were canceled and terminated.
On November 9, 2015, we, Vertex Operating, and certain of our subsidiaries, Lender, as lender and Agent, as administrative agent, entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”). The amendments to the Credit Agreement effected by the Fourth Amendment include, but are not limited to:

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

•
Extending the date that we were required to begin making installment payments on the Credit Agreement from September 30, 2015 to the earlier of (a) December 31, 2015; and (b) the date we receive insurance proceeds from the Nevada plant of at least $800,000.

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

Additionally, the Agent and the Company agreed that if the Company prepays, for any reason, all or any part of the principal balance of the amount owed under the Credit Agreement on or prior to June 18, 2018, the Company would pay the Agent a prepayment premium (“Prepayment Premium”) equal to (i) the greater of (a) 4.00% of such prepayment and (b) the Yield Maintenance Premium (defined below) with respect to such prepayment, if such repayment occurs on or prior to June 18, 2017, (ii) 2.00% of such repayment if such repayment occurs after June 18, 2017 and on or prior to June 18, 2018, and (iii) nothing thereafter; provided, however, that no Prepayment Premium is due with respect to any mandatory prepayment from (1) insurance proceeds received pursuant to the terms of the Credit Agreement, (2) excess cash flow under the terms of the Credit Agreement, (3) amounts required to be paid under the Credit Agreement in the event, among other things, certain EBITDA targets and leverage ratios are not met, (4) certain other mandatory prepayments of the amounts owed under the Credit Agreement; (5) tax return payments under the Credit Agreement, or voluntary prepayments of the amounts owed under the Credit Agreement prior to January 31, 2016. “Yield Maintenance Premium” means an amount equal to (1) the aggregate amount of interest which would have otherwise been payable on the amount of the principal prepayment from the date of prepayment until June 18, 2017, minus (2) the aggregate amount of interest the holder of the debt would earn if the prepaid principal amount were reinvested for the period from the date of prepayment until June 18, 2017 in treasury securities. Finally, the Agent agreed to Vertex OH becoming a party to the Midcap Loan Agreement (described below) and to guaranteeing certain debt owed to Midcap thereunder.
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Lender and Agent entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”), which amended and restated the Credit Agreement. The Restated Credit Agreement changed the Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Credit Agreement on substantially similar terms as the currently outstanding amounts owed to the Lender); modified the Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant as described above; provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by the Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allow for the issuance of the Fox Note and the Mortgage (each as described and defined above under “Part I” - “Item 1. Business” - “Recent Events”); confirmed that we are required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Credit Agreement as a result of various financial ratios we are required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we are required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Credit Agreement include events of default under the Fox Note; and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Credit Agreement.
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
The Amended BOA Credit Agreement contains customary representations, warranties, covenants and requirements for the Company to indemnify BOA and its affiliates. The Amended BOA Credit Agreement also includes various covenants (positive and negative) binding upon the Company. During the three month period ended September 30, 2014, an event of default occurred, provided that we terminated the Amended BOA Credit Agreement in March 2015, as described below.
The Amended BOA Credit Agreement includes customary events of default for facilities of a similar nature and size as the Amended BOA Credit Agreement.
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
The Amended BOA Credit Agreement had a balance of $0 as of December 31, 2015 and 2014.
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
Notwithstanding the above, the parties agreed that until such time as (i) Goldman Sachs was paid at least $9.1 million which was due to it by June 30, 2015 (which amount was timely raised and paid), or (ii) we enter into an amendment with Goldman Sachs to remove the requirement that we make the Required Payment, the advance rate against Qualified Accounts is reduced to 53% (compared to 85% after such date) and the advance rate against Eligible Inventory is reduced to 31% (compared to 50% after such date). Additionally, the advance rate against Qualified Accounts is reduced by 1% for each percentage point by which the following calculation, expressed as a percentage, exceeds 3%: (a) actual bad debt write-downs, discounts, advertising allowances, credits, or other dilutive items, divided by (b) gross sales (excluding non-recurring items), for any applicable period as determined by MidCap. The MidCap Loan had a balance of $1,744,122 on December 31, 2015.
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
During the six month period ending June 30, 2015, additional events of default occurred under the Credit Agreement. We were able to obtain a waiver of the defaults under the credit agreements and to negotiate mutually agreed upon amendments to the credit agreements to bring the Company into compliance with such credit agreements.
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
The Purchase Price Loan and the Draw Down Loans accrued interest at the short-term federal rate as published by the Internal Revenue Service from time to time (approximately 0.33% per annum as of the Initial Closing) prior to October 30, 2014, and thereafter at 9.5% per annum, payable monthly in arrears and had a maturity date of March 31, 2015, provided that the loan was not paid when due. The First Inventory Loan and the Draw Down Loans accrue interest at the rate of 9.5% per annum beginning on May 31, 2014, were due and payable on March 31, 2015.
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

The Omega Secured Note had an outstanding balance of $13,858,067 as of December 31, 2015.
On January 28, 2016, we entered into and closed the transactions contemplated by the Sale Agreement described in greater detail above under “Item 1. Business” - “Recent Events” - “Purchase and Sale Agreement, Churchill County, Nevada Plant”.
Pursuant to the Sale Agreement, we (through Bango Oil after we acquired Bango Oil as described below pursuant to our exercise of the Purchase Option) sold Safety-Kleen the used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”), which we previously rented, and all equipment, tools and other tangible personal property located at the Bango Plant, which relate to or are used in connection with the operations of the Bango Plant (collectively, the “Bango Assets”). Safety-Kleen assumed certain liabilities associated with contracts assumed in the purchase and related to bringing the Bango Plant back into operational status. The aggregate purchase price for the Bango Assets was $35 million, subject to adjustment as described in the Sale Agreement for certain taxes, costs and expenses incurred by Safety-Kleen after closing. A total of $1.3 million of the purchase price was used by us in order to exercise the options we had pursuant to two Lease and Purchase Agreements (the “Equipment Leases”) we were party to, which provided for the use of a rail facility and related equipment and a pre-fabricated metal building located at the Fallon, Nevada, facility, and which provided us (through Vertex Refining Nevada) the right to acquire the applicable property/equipment subject to each Equipment Lease at any time prior to the expiration of the leases for $914,000 and $400,000, respectively. Additionally, $100,000 of the purchase price was retained by Safety-Kleen to acquire certain water rights necessary for operation of the Bango Plant. Finally, a required closing condition of the Sale Agreement was that we use a portion of the purchase price to exercise the purchase option set forth in that certain Lease With Option For Membership Interest Purchase (the “Bango Lease”) entered into on April 30, 2015, by and between us, Vertex Refining Nevada and Bango Oil, whereby, we had the option at any time during the term of the lease to purchase all of the equity interests of Bango Oil (the “Purchase Option”), effectively acquiring ownership of the Bango Plant. The Purchase Option was exercised by us on January 29, 2016 in connection with the closing of the Sale Agreement, at which time Bango Oil became a wholly-owned subsidiary of Vertex Refining Nevada, and we paid approximately $9 million of consideration to Bango Oil in connection with the Purchase Option. Additionally, an aggregate of $16 million of the purchase price paid by Safety-Kleen in connection with the Sale Agreement was required to be paid by us to our senior lender, Goldman Sachs Bank USA, at closing, which amount was paid at closing, and which funds were used to pay down amounts owed to Goldman Sachs Bank USA under our Credit Agreement.
Additionally, at the closing, we placed $1.5 million in cash and $1 million worth of our common stock (1,101,928 shares) into escrow with 50% of the shares to be released 12 months following the closing and such cash and the remainder of the shares held in escrow to be released 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value.
The Company received net cash of approximately $17.3 million in connection with the transactions contemplated by the Sale Agreement, after deducting legal, administrative and banker fees; amounts paid in connection with the exercise of the Purchase Option; cash amounts set aside in escrow; and the purchase price of the equipment related to the Bango Plant as described above, of which $16 million was immediately paid to the Lender to pay down amounts owed to Lender under the Credit Agreement.
During 2015 the Company reclassified amounts due from Omega Holdings, LLC to the Company based on the portion of the acquisition purchase price that was allocated to the Nevada facility upon acquisition because the Company sold the facility. The assets held for sale balance of $11,170,243 is made up of (1) accounts receivable of $1,691,662 (2) notes receivable of $8,308,000 and (3) fixed asset construction in progress $1,170,581.
Fox Note
On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension will extend the Maturity Date of the Fox Note until January 31, 2017, the second extension will extend the Maturity Date of the Fox Note until July 31, 2017, and the third extension will extend the Maturity Date of the Fox Note until

January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elects to exercise the Extension Option to extend the Maturity Date to January 31, 2017, the 3% fee for such extension is not to be paid in cash but is instead added to the outstanding principal balance of the Fox Note. The Fox Note may be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid is decreased by $150,000. The Fox Note is secured by the Mortgage described below. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default.
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
Private Offerings of Common Stock
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
In addition to the above, we may also seek to acquire additional businesses or assets. In addition, the Company could consider selling assets if a more strategic acquisition presents itself. Finally, in the event we deem such transaction in our best interest, we may enter into a business combination or similar transaction in the future.
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
Cash flows for the fiscal year ended December 31, 2015 compared to the fiscal year ended December 31, 2014 were as follows:

	Twelve Months Ended December 31,
	2015	2014
Beginning cash and cash equivalents	$6,017,076	$2,678,628
Net cash provided by (used in):
Operating activities	(12,970,898)	(1,525,488)
Investing activities	(479,505)	(40,205,030)
Financing activities	8,198,691	45,068,966
Net increase in cash and cash equivalents	(5,251,712)	3,338,448
Ending cash and cash equivalents	$765,364	$6,017,076
Operating activities used cash of $(12,970,898) for the year ended December 31, 2015 as compared to using cash of $1,525,488 in 2014. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities, as well as private sales of securities.  The primary reasons for the increase in cash used by operating activities was an increase in our operating loss offset by a decrease in accounts payable and accrued expenses of $8,539,803, a decrease in inventory of $9,072,305 along with a $5,306,000 decrease in deferred federal income tax and a $2,358,750 increase in depreciation and amortization.
Investing activities used cash of $(479,505) for the year ended December 31, 2015 as compared to having used $40,205,030 of cash in 2014. Investing activities for the twelve months ended December 31, 2015 was mainly comprised of $1,81,653 in purchase of fixed assets and the Aaron acquisition expenditure of $1,082,649 while the cash used in 2014 was mainly comprised of $31,114,140 in acquisitions. The change in the Note Receivable is because in 2015 we received an AIG insurance settlement for a fire at that had occurred at the Bango Plant prior to our acquisition from Omega Refining. The insurance settlement satisfies a loan we made to Omega to fund operating expenses at that facility.
Financing activities provided cash of $8,198,691 during the twelve months ended December 31, 2015, as compared to providing cash of $45,068,966 in 2014. Financing activities in 2015 included a net $1,744,122 of net proceeds borrowed from Midcap , $23,557,553 of proceeds from our Series B Preferred Stock offering, and proceeds from notes payable in the amount of $2,305,277 offset by $19,419,567 of payments made on notes payable. Financing activities in 2014 included $41,309,433 of proceeds from note payable relating to amounts borrowed from the Lender and $17,315,143 of proceeds relating to a secondary stock offering, relating to the value of securities sold by us in private offerings, offset by $11,337,128 of payments on notes payable.

Contractual Obligations
Future maturities of long term debt as of December 31, 2015 were as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on December 31, 2015
MidCap Revolving Line of Credit	Revolving LOC	March 2015	March, 2017	7,000,000	1,744,122
Goldman Sachs USA	Term Loan	May, 2014	May, 2019	40,000,000	22,400,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	520,219	320,101
Texas Citizens Bank	Equipment & SBA Loans - E-Source	May 7, 2015	May 7, 2020	2,045,500	1,974,107
Various institutions	Insurance premiums financed	Various	December, 2014	1,789,481	515,762
				51,355,200	26,954,092
Future contractual maturities on notes payable are summarized as follows:

Creditor	2016	2017	2018	2019	2020	Thereafter
MidCap Revolving Line of Credit	$1,744,122	$—	$—	$—	$—	$—
Goldman Sachs USA	18,525,000	3,200,000	675,000	—	—	—
Pacific Western Bank	186,948	133,153	—	—	—	—
Texas Citizens Bank	442,601	468,225	495,013	523,333	44,935	—
Various institutions	515,762	—	—	—	—	—
Totals	$21,414,433	$3,801,378	$1,170,013	$523,333	$44,935	$—
The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032. Total rent expense for all operating leases for 2015 and 2014 is summarized as follows:

	2015	2014

Office leases	620,219	620,219
Plant Leases	3,996,000	3,142,000
Vehicle leases	326,476	425,026
	$4,942,695	$4,187,245
Minimum future lease commitments as of December 31, 2015, are summarized as follows:

Year ending December 31	Office Facilities	Vehicles	Plant Leases
2016	$595,194	$286,690	$3,996,000
2017	530,328	233,171	2,514,000
2018	467,862	115,665	1,132,000
2019	467,862	57,956	—
2020	467,862	—	—
Thereafter	3,900,000	—	—
	$6,429,108	$693,482	$7,642,000
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
Goodwill and Goodwill Impairment.
Goodwill is the excess of cost of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination. We perform a goodwill impairment analysis at least annually, unless indicators of impairment exist in interim periods. The goodwill impairment assessment is based on several factors requiring judgment and is based on how our Chief Executive Officer and Chief Financial Officer manage the business. Each of our three operating segments, Black Oil, Refining and Marketing, and Recovery, constitutes a reportable segment for purposes of reviewing impairment and the recoverability of goodwill and other intangible assets. We must make various assumptions in determining their estimated fair values regarding estimated future cash flows and other factors in determining the fair values of the reportable segments. We performed a qualitative assessment (commonly referred to as a "Step 0" test) to determine if it was more likely than not that the fair value of each of our reportable segments with goodwill exceeded their carrying value. In making this assessment, we evaluated overall business and overall macroeconomic conditions since the date of our last quantitative assessment. We considered in our qualitative assessment, among other things, expectations of projected revenues and cash flows, trends in market multiples, changes in our stock price, changes in the carrying values of our reportable segments with goodwill, and overall market conditions. Based on this evaluation, we concluded that our goodwill was likely impaired and performed a quantitative Step One assessment. A quantitative Step One assessment involves determining the fair value of each reportable segment using market participant assumptions along with a discounted cash flow approach. As we believe that the carrying value of certain reportable segments with goodwill did not exceed their estimated fair value, we performed a quantitative Step Two assessment. A quantitative Step Two assessment compares the carrying value of the reportable segment to the fair value of all of the assets and liabilities of the reportable segment (including any unrecognized intangibles) as if the reportable segment was acquired in a business combination. If the carrying amount of a reportable segment's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.
We recognized a $4,922,353 Goodwill Impairment in 2015, which eliminated the goodwill balance. This result occurred primarily due to the adverse impact of recently declining oil prices on current and anticipated future oil activity. At December 31, 2015 and 2014, goodwill totaled $0 and $4,922,353, respectively, of which $1,367,838 relates to our Recovery segment and $3,554,515 relates to our Black Oil segment. Our Refining and Marketing segment has no goodwill recorded.
Revenue Recognition.
Revenue for each of our divisions is recognized when persuasive evidence of an arrangement exists, goods are delivered, sales price is determinable, and collection is reasonably assured. Revenue is recognized upon delivery by truck and railcar of feedstock to our re-refining customers and upon product leaving our terminal facilities via barge. Revenue is also recognized as recovered scrap materials are sold.
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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at December 31, 2014 but in 2015 the Company did recognize a long-lived asset impairment related to the Recovery Segment.
Derivative liabilities.
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
Preferred Stock Classification.
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

Item 8. Financial Statements and Supplementary Data
VERTEX ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Vertex Energy, Inc.

We have audited the accompanying consolidated balance sheet of Vertex Energy, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2015, and the related consolidated statements of operations, equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated 2015 financial statements referred to above present fairly, in all material respects, the financial position of Vertex Energy, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit of $12,192,509, has suffered losses from operations and is at risk of default of its debt agreements. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Houston, Texas
April 4, 2016

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, Texas 77042
Phone (713)800-4343 Fax (713)456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vertex Energy, Inc.
We have audited the accompanying consolidated balance sheet of Vertex Energy, Inc. as of December 31, 2014, and the related consolidated statements of operations, equity, and cash flows for the year then ended. Vertex Energy, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertex Energy, Inc. as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
LLB & Associates Ltd., LLP

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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vertex Energy, Inc. as of December 31, 2014 and the related consolidated statements of operations, equity, and cash flows for the year then ended, and our report dated March 31, 2015 expressed an unqualified opinion and included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

/s/ LLB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 31, 2015

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$765,364	$6,017,076
Accounts receivable, net	6,315,414	9,936,948
Current portion of notes receivable, net	—	3,150,000
Inventory	3,548,311	12,620,616
Prepaid expenses	1,367,442	1,245,307
Costs in excess of billings	—	779,285
Assets being held for sale	11,170,243	—
Total current assets	23,166,774	33,749,232
Non-current assets
Fixed assets	60,846,824	59,919,721
Less accumulated depreciation	(7,818,217)	(3,758,373)
Net fixed assets	53,028,607	56,161,348
Note receivable	—	8,308,000
Intangible assets, net	16,967,985	18,512,960
Goodwill	—	4,922,353
Deferred financing cost, net	1,693,872	2,191,888
Deferred tax assets	—	9,495,000
Other assets	481,450	481,450
Total non-current assets	72,171,914	100,072,999
TOTAL ASSETS	$95,338,688	$133,822,231

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2015	December 31, 2014
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,244,388	$21,984,136
Dividends payable	376,571	—
Capital leases	186,948	172,654
Current portion of long-term debt	19,483,363	40,136,584
Revolving note	1,744,122	—
Deferred revenue	323,891	463,210
Total current liabilities	35,359,283	62,756,584
Long-term liabilities
Long-term debt	5,539,659	2,187,675
Derivative liability	1,548,604	—
Contingent consideration	—	6,069,000
Deferred federal income tax	—	4,189,000
Total liabilities	42,447,546	75,202,259

Commitments and contingencies (See Notes 5 and 19)

TEMPORARY EQUITY
Series B preferred shares, $0.001 par value per share; 10,000,000 shares authorized, 8,160,809 and 0 shares issued and outstanding at December 31, 2015 and 2014, respectively with liquidation preference of $25,298,508 at December 31, 2015	11,955,207	—

EQUITY
50,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized and 612,943 and 630,419 shares issued and outstanding at December 31, 2015 and 2014, respectively, with a liquidation preference of $913,285 and $939,324 at December 2015 and December 31,2014, respectively	613	630
Common stock, $0.001 par value per share; 750,000,000 shares authorized; 28,239,276 and 28,108,105 issued and outstanding at December 31, 2015 and 2014, respectively	28,239	28,109
Additional paid-in capital	53,014,054	46,595,472
Retained earnings (accumulated deficit)	(12,106,971)	11,995,761
Total stockholders' equity	40,935,935	58,619,972

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$95,338,688	$133,822,231

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014
	2015	2014
Revenues	$146,942,461	$258,904,867
Cost of revenues	136,246,273	246,999,109
Gross profit	10,696,188	11,905,758
Reduction of contingent liability	(6,069,000)	(5,248,588)
Selling, general and administrative expenses	24,046,464	19,089,545
Depreciation and amortization	6,636,593	4,277,843
Acquisition related expenses	175,172	3,813,668
Inventory impairment charge	—	467,911
Total selling, general and administrative expenses	24,789,229	22,400,379
Loss from operations	(14,093,041)	(10,494,621)
Other income (expense)
Provision for doubtful accounts	(654,820)	—
Goodwill impairment	(4,922,353)	—
Other income (expense)	(4,446)	333,612
Gain on bargain purchase	—	6,948,686
Gain (loss) on sale of assets	13,944	(10,866)
Gain on change in value of derivative liability	5,479,463	—
Realized gain on futures contracts	551,090	—
Interest expense	(3,580,726)	(2,636,690)
Total other income (expense)	(3,117,848)	4,634,742
Loss before income taxes	(17,210,889)	(5,859,879)
Income tax expense	(5,306,000)	(11,763)
Net loss	(22,516,889)	(5,871,642)
Net income attributable to non-controlling interest	—	325,399
Net loss attributable to Vertex Energy, Inc.	$(22,516,889)	$(5,546,243)

Less: accrual of dividends on series B	(780,069)	—
Less: accretion of discount on series B	(805,742)	—
Less: other	—	—
Net loss available to common shareholders	$(24,102,700)	$(5,546,243)

Earnings per common share
Basic	$(0.86)	$(0.23)
Diluted	$(0.86)	$(0.23)
Shares used in computing earnings per share
Basic	28,181,096	23,807,780
Diluted	28,181,096	23,807,780

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
	Common Stock Shares	Common Stock $.001 Par	Series A Preferred Stock Shares	Series A Preferred Stock $.001 Par	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Equity
Balance on December 31, 2013	21,205,609	$21,206	1,319,002	$1,319	$19,579,732	$17,542,004	$1,191,962	$38,336,223
Exercise of stock options and warrants	615,971	615	—	—	369,722	—	—	370,337
Issuance of stock options and warrants	—	—	—	—	332,266	—	—	332,266
Issuance of restricted common stock	5,597,942	5,391	—	—	26,313,752	—	—	26,319,143
Conversion of preferred A stock to common	688,583	689	(688,583)	(689)	—	—	—	—
Non-controlling interest related to E-Source acquisition	—	208	—	—	—	—	(866,563)	(866,355)
Net loss	—	—	—	—	—	(5,546,243)	(325,399)	(5,871,642)
Balance on December 31, 2014	28,108,105	28,109	630,419	630	46,595,472	11,995,761	—	58,619,972
Share based compensation expense, total	—	—	—	—	423,910	—	—	423,910
Exercise of stock options and warrants	25,000	25			11,225			11,250
Issuance of restricted common stock	56,515	56	—	—	199,944	—	—	200,000
Conversion of preferred A stock to common	17,476	17	(17,476)	(17)	—	—	—	—
Conversion of preferred B stock to common	32,515	32	—	—	100,763	—	—	100,795
Beneficial conversion feature on Preferred stock	—	—	—	—	5,682,740	—	—	5,682,740
Dividends declared, Preferred B shares, stock	—	—	—	—	—	(780,101)	—	(780,101)
Accretion of redemption discount, Preferred B shares	—	—	—	—	—	(805,742)	—	(805,742)
Net loss	—	—	—	—	—	(22,516,889)	—	(22,516,889)
Balance on December 31, 2015	28,239,611	$28,239	612,943	$613	$53,014,054	$(12,106,971)	$—	$40,935,935

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
	2015	2014
Cash flows from operating activities
Net loss	$(22,516,889)	$(5,871,642)
Adjustments to reconcile net loss to cash used in operating activities, net of acquisitions:
Stock-based compensation expense	423,911	332,266
Depreciation and amortization	6,636,593	4,277,843
Bad debt expense	654,820	2,013,167
Gain on acquisition	—	(6,948,686)
Deferred federal income tax	5,306,000	—
Inventory impairment charge	—	467,911
Net decrease in fair value of derivative liability	(5,479,463)	—
Reduction in contingent consideration	(6,069,000)	(5,248,588)
Impairment of goodwill	4,922,353	—
Changes in operating assets and liabilities:
Accounts receivable	1,929,871	714,698
Inventory	9,072,305	1,891,932
Prepaid expenses	48,438	(12,586)
Costs in excess of billings	779,285	(779,285)
Accounts payable and accrued expenses	(8,539,803)	7,255,722
Deferred revenue	(139,319)	463,210
Other	—	(81,450)
Net cash used in operating activities	(12,970,898)	(1,525,488)
Cash flows from investing activities
Note receivable	2,495,180	(3,150,000)
Payments on capital leases	(172,654)	—
Net proceeds from the sale of assets	92,271	—
Acquisition, net	(1,082,649)	(31,114,140)
Purchase of fixed assets	(1,811,653)	(5,940,890)
Net cash used in investing activities	(479,505)	(40,205,030)
Cash flows from financing activities
Proceeds from revolving note	94,271,900	—
Payments on revolving note	(92,527,778)	—
Proceeds from exercise of common stock options and warrants	11,306	370,337
Proceeds from Preferred A stock to common stock conversion	—	—
Proceeds from sale of stock	—	17,315,143
Proceeds from preferred Series B stock/share offering	23,557,553	—
Payments on contingent consideration	—	(136,662)
Proceeds from notes payable	2,305,277	41,309,433
Payments made on notes payable	(19,419,567)	(11,337,128)
Debt issuance cost	—	(2,452,157)
Net cash provided by financing activities	8,198,691	45,068,966
Net change in cash and cash equivalents	(5,251,712)	3,338,448
Cash and cash equivalents at beginning of the period	6,017,076	2,678,628
Cash and cash equivalents at end of period	$765,364	$6,017,076

See accompanying notes to the consolidated financial statements

SUPPLEMENTAL INFORMATION
Cash paid for interest during the year	$3,563,145	$2,636,690
Cash paid for income taxes during the year	$—	$122,763

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$17	$689
Conversion of Series B Preferred Stock into common stock	$100,795	$—
Series B Preferred Stock - dividends accrued for payment in 2016	$376,570	$—
Series B Preferred Stock - dividends paid by stock in kind	$402,740	$—
Series B Preferred Stock - beneficial conversion feature	$5,682,741	$—
Issued 2,701,601 shares of stock to purchase Heartland and Omega	$—	$9,004,000
Accretion of discount on Preferred Series B Stock	$1,585,843	$—
Common shares issued as payment	$200,000	$—

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Vertex Energy, Inc. (“Vertex Energy” or the “Company”), provides a range of services designed to aggregate, process and recycle industrial and commercial waste systems. Vertex Energy currently provides these services in 13 states, primarily in the Gulf Coast and Central Midwest Region of the United States. Effective October 1, 2013, the Company acquired a 51% interest in E-Source Holdings, LLC ("E-Source"), a company that leases and operates a facility in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. Effective January 1, 2014, the Company purchased an additional 19% ownership interest in E-Source. On September 4, 2014, the Company acquired the remaining 30% interest in E-Source. On May 2, 2014, the Company completed its acquisition of substantially all of the assets of Omega Refining, LLC, located in Marrero, Louisiana and Golden State Lubricant Works, LLC, located in Bakersfield, California, for the purpose of re-refining used lubricating oils into processed oils and other products for the distribution, supply and sale to end-customers with related products and support services. On December 5, 2014, the Company completed its acquisition of substantially all of the assets of Heartland Group Holdings, LLC, which operates a used lubricating oil re-refinery in Columbus, Ohio, and conducts used oil collection services throughout the Midwest. See Note 18 for additional details on these acquisitions.
RELATED PARTIES
The Company has a Related Party Transaction committee including at least two independent directors who review and pre-approve any and all related party transactions.
COMPANY OPERATIONS
Vertex Energy’s operations are primarily focused on recycling industrial waste streams and off-specification commercial chemical products. The waste streams are purchased from an established network of local and regional collectors and generators. The Company manages the transport, storage and delivery of the aggregated feedstock and product streams to end users. Vertex Energy’s three principal divisions are comprised of Black Oil, Refining and Marketing and Recovery.
Black Oil
Through its Black Oil division, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 50 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company procures the used oil from collectors and manages the logistics of transport, storage and delivery to our customers. Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge. In many cases, there are contractual procurement and sale agreements with the suppliers and customers, respectively. These contracts are beneficial to all parties involved because they ensure a minimum volume is procured from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. In addition, the Company operates its own re-refining operations at the Cedar Marine Terminal, in Baytown, Texas, which uses the Company's proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine the used oil into marine fuel cutterstock and a higher-value feedstock for further processing. The finished product is then sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend. Through the operations at our Columbus, Ohio facility we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
Refining and Marketing
Through its Refining and Marketing division, which has been operational since 2004, Vertex Energy aggregates used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers. The Company has a toll-based processing agreement in place with KMTEX, LLC. (“KMTEX”) to re-refine these feedstock streams, under the Company’s direction, into various end products. KMTEX uses industry standard processing technologies to re-refine the feedstock into pygas, gasoline blendstock and marine fuel cutterstock. The Company sells the re-refined products directly to end customers or to processing facilities for further refinement.

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

•	H&H Oil, L.P. (“H&H Oil”) collects and recycles used oil and residual materials from customers based in Austin, Baytown, San Antonio and Corpus Christi, Texas.

•	E-Source Holdings, LLC (“E-Source”) provides dismantling and demolition services at industrial facilities throughout the Gulf Coast.

•	Vertex Refining, LA, LLC is a used oil re-refinery based in Marrero, Louisiana and also has assets in Belle Chasse, Louisiana.

•	Vertex Refining, NV, LLC ("Vertex Refining") is a base oil marketing and distribution company with customers throughout the United States.

•	Golden State Lubricant Works, LLC ("Golden State") operates an oil storage and blend facility based in Bakersfield, California.

•
Vertex Refining, OH, LLC collects and re-refines used oil and residual materials from customers throughout the Midwest. Refinery operations are based in Columbus, Ohio and has collection branches located in Norwalk, Ohio, Zanesville, Ohio, Ravenswood, West Virginia, and Mt. Sterling, Kentucky.

•	Vertex Energy Operating, LLC ("Vertex Operating"), a holding company for various of the subsidiaries described above.
Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.
Accounts receivable
Accounts receivable represents amounts due from customers.  Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, do not bear interest and are not collateralized.  The Company uses its best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting its customer base, significant one-time events and historical write-off experience.  Specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations.  The Company reviews the adequacy of its reserves and allowances quarterly.
Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any significant off balance sheet credit exposure related to its customers. The allowance was $1,965,344 and $2,013,167 at December 31, 2015 and 2014, respectively.
Inventory
Inventories of products consist of feedstocks and refined petroleum products and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable. The Company recognized an inventory impairment loss of $0 and $467,911 at December 31, 2015 and 2014, respectively.
Fixed assets
Fixed assets are stated at historical costs. Depreciation of fixed assets placed in operations is provided using the straight-line method over the estimated useful lives of the assets. The policy of the Company is to charge amounts for maintenance and repairs to expenses, and to capitalize expenditures for major replacements and betterments.
Asset Retirement Obligations
The Company records a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to retire a tangible long-lived asset at the time the Company incurs that liability, which is generally when the asset is purchased, constructed, or leased. The Company records the liability when it has a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, the Company records the liability when sufficient information is available to estimate the liability’s fair value.
Intangible assets
Intangible assets are amortized over their estimated useful lives. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. During 2015, the Company recognized there was no remaining useful life for the intangible assets related to our E-Source acquisition and we fully amortized these intangibles, see Note 8.
Goodwill
Goodwill is the excess of cost of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination. In accordance with the FASB ASC 350, “Intangibles - Goodwill and Other,” goodwill is not amortized. We periodically, at least on an annual basis, review goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We define our reportable segments to be the same as our operating segments for purposes of reviewing impairment and the recoverability of goodwill and other intangible assets. See Note 7 for more information on our goodwill impairment assessment.
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

Our Level 1 assets primarily include our cash and cash equivalents. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturities of these financial instruments.

Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates. Any effects on the business, financial position or results of operations from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
Significant items subject to estimates and assumptions include the carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, share-based compensation expense, and valuation allowances for accounts receivable, inventories, and deferred tax assets.

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company performed an impairment analysis of these long-lived assets based on undiscounted cash flows and there was no impairment at December 31, 2015 and 2014.
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
The loss during the quarter ended March 31, 2015 put the Company in an accumulated loss position for the cumulative 12 quarters then ended. The Company did not have sufficient positive evidence to overcome the recent losses and determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2015. As a result, we created a net valuation reserve of $(5,306,000) to offset our entire balance of deferred tax assets of $11,702,000 less our $6,436,000 balance of deferred tax liabilities. This resulted in a net book tax expense of $(5,306,000) in 2015.

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
New Accounting Pronouncements

(a)	Application of New Accounting Standards

Effective January 1, 2015, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. The ASU will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The Company is following this guidance.

(b) New Accounting Requirements and Disclosures

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items and the need for an entity to separately classify, present, and disclose extraordinary events and transactions, while retaining certain presentation and disclosure guidance for items that are unusual in nature or occur infrequently. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and may be applied retrospectively, with early application permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early application permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU No. 2015-15, which provides additional guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. The Company is currently evaluating the impact these pronouncements will have on the consolidated financial statements and related disclosures.

NOTE 3. GOING CONCERN
During the years ended December 31, 2015 and 2014, events of default occurred under our credit agreement with Goldman Sachs Bank USA (as described in Note 12), which were subsequently waived by Goldman Sachs Bank USA pursuant to amendments to the Credit Agreement. Operating losses in 2015 and 2014 have inhibited the Company's ability to generate sufficient cash flows to meet its operating needs. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  To address the cash flow deficiency and operating losses the Company is currently pursuing a number of actions, including: 1) working on inventory strategies related to charging for collection services in this new low oil cost environment; 2) seeking to obtain additional funds through public or private financing sources; 3) restructuring existing debts from lenders; 4) seeking to reduce operating costs; 5) minimizing projected capital costs for 2016 and 6) exploring opportunities to sell or lease any non-income producing assets. There can be no assurances that sufficient liquidity can be generated from one or more of these initiatives or that these initiatives can be consummated within the period needed to meet certain obligations.
The Company's consolidated financial statements have been prepared under the assumption that it will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Although the Company believes that it will be able to generate sufficient liquidity from the measures described above, its current circumstances raise substantial doubt about its ability to continue to operate as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. RELATED PARTIES
The Company entered into a consulting agreement (with a one year term agreement from October 3, 2014 to October 2, 2015) with its director, Timothy C. Harvey, pursuant to which Mr. Harvey agreed to provide consulting services to the Company in connection with overseeing the Company’s trading and selling of finished products and assisting the Company with finding the best markets for products from the Company’s facilities. In consideration for agreeing to provide services under the agreement, the Company agreed to pay Mr. Harvey $10,000 per month, and to grant him an option to purchase up to 75,000 shares of the Company's common stock at an exercise price of $6.615 per share, the mean between the highest and lowest quoted selling prices of the Company's common stock on October 2, 2014 (the day immediately preceding the approval by the Board of Directors of the agreement), which vest at the rate of 1/4th of such options per year, subject to Mr. Harvey’s continued consulting, employment or service as a director of the Company, which options were granted under the Company's 2013 Stock Incentive Plan. During 2014 and 2015, Mr. Harvey was paid $40,000 and $32,000, respectively, under this agreement.
On August 6, 2015, the Company acquired a collection route in the state of Louisiana. The President, Chief Executive Officer and Owner of which is Dan Cowart, the brother of our Chief Executive Officer and largest stockholder, Benjamin P. Cowart, see Note 18 on acquisitions.
NOTE 5. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES
The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the year ended December 31, 2015, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
For the years ended December 31, 2015 and 2014, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2015		2014
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	—%	—%	23%	7%
Customer 2	24%	11%	16%	16%
Customer 3	15%	2%	12%	10%
Customer 4	6%	—%	10%	10%
Customer 5	8%	16%	7%	9%
Customer 6	1%	16%	1%	—%
At December 31, 2015 and 2014, and the years then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment 2015			% of Revenue by Segment 2014
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	—%	—%	1%	99%	—%	1%
Customer 2	100%	—%	—%	100%	—%	—%
Customer 3	60%	40%	—%	11%	89%	—%
Customer 4	—%	100%	—%	—%	100%	—%
Customer 5	—%	100%	—%	—%	100%	—%
Customer 6	—%	—%	100%	100%	—%	—%
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

Litigation:
The Company, in its normal course of business, is involved in various other claims and legal action. In the opinion of management, the outcome of these claims and actions will not have a material adverse impact upon the financial position of the Company. We are currently party to the following material litigation proceedings:
Vertex Refining LA, LLC, the wholly-owned subsidiary of Vertex Operating, our wholly-owned subsidiary, and the Company were named as defendants in a lawsuit filed in the United States District Court For the Eastern District of Louisiana on June 11, 2015 by CHS Inc. regarding the construction of a barge dock on property leased by Vertex Refining LA from Plaqemines Holdings Company, LLC in Myrtle Grove, Louisiana. This litigation was settled and the complaint was dismissed with prejudice on or about September 30, 2015.

Vertex Refining, NV, LLC, the wholly-owned subsidiary of Vertex Operating, and the Company were named as defendants in a lawsuit filed on or about August 3, 2015, in the Tenth Judicial District Court in the State of Nevada, in and for the County of Churchill, case #15-10DC-0502, by Republic Bank N.A. alleging breach of contract and unjust enrichment with respect to the Asset Purchase Agreement dated May 2, 2014 between the defendants and Omega Refining, regarding the sale of refinery assets in Fallon, Nevada. This case has been settled and a stipulation for dismissal was filed on or about March 10, 2016.

Vertex Refining LA, LLC, the wholly-owned subsidiary of Vertex Operating, was named as a defendant, along with numerous other parties, in five lawsuits filed on or about February 12, 2016, in the Second Parish Court for the Parish of Jefferson, State of Louisiana, Case No. 121749, by Russell Doucet et. al., Case No. 121750, by Kendra Cannon et. al., Case No. 121751, by Lashawn Jones et. al., Case No. 121752, by Joan Strauss et. al. and Case No. 121753, by Donna Allen et. al. The suits relate to alleged noxious and harmful emissions from our facility located in Marrero, Louisiana. The suits seek damages for physical and emotional injuries, pain and suffering, medical expenses and deprivation of the use and enjoyment of plaintiffs’ homes. We intend to vigorously defend ourselves and oppose the relief sought in the complaints, provided that at this stage of the litigation, the Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Leases
The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032. Total rent expense for all operating leases for 2015 and 2014 is summarized as follows:

	2015	2014
Office leases	620,219	620,219
Plant Leases	3,996,000	3,142,000
Vehicle leases	326,476	425,026
	$4,942,695	$4,187,245
Minimum future lease commitments as of December 31, 2015, are summarized as follows:

Year ending December 31,	Office Facilities	Vehicles	Plant Leases	Total
2016	$595,194	$286,690	$3,996,000	$4,877,884
2017	530,328	233,171	2,514,000	3,277,499
2018	467,862	115,665	1,132,000	1,715,527
2019	467,862	57,956	—	525,818
2020	467,862	—	—	467,862
Thereafter	3,900,000	—	—	3,900,000
	$6,429,108	$693,482	$7,642,000	$14,764,590

NOTE 6. FIXED ASSETS, NET AND ASSET RETIREMENT OBLIGATIONS
Fixed assets consist of the following:

	Useful Life (in years)	December 31, 2015	December 31, 2014
Equipment	7-20	$36,540,268	$32,533,022
Furniture and fixtures	7	133,823	133,824
Leasehold improvements	15	2,300,207	2,214,266
Office equipment	5	591,619	526,353
Vehicles	5	6,422,531	6,088,769
Construction in progress		12,305,376	15,870,487
Land		2,553,000	2,553,000
Total fixed assets		60,846,824	59,919,721
Less accumulated depreciation		(7,818,217)	(3,758,373)
Net fixed assets		$53,028,607	$56,161,348
Depreciation expense was $4,106,526 and $2,405,203 for the years ended December 31, 2015 and 2014, respectively.
Equipment under construction in progress is related to TCEP technology improvements, refining equipment at the Marrero and Myrtle Grove facilities in Louisiana, and refining equipment in Fallon, Nevada.
Asset retirement obligations:
The Company has asset retirement obligations with respect to certain of its refinery assets due to various legal obligations to clean and/or dispose of various component parts of each refinery at the time they are retired. However, these component parts can be used for extended and indeterminate periods of time as long as they are properly maintained and/or upgraded. It is the Company’s practice and current intent to maintain its refinery assets and continue making improvements to those assets based on technological advances. As a result, the Company believes that its refinery assets have indeterminate lives for purposes of estimating asset retirement obligations because dates, or ranges of dates, upon which the Company would retire refinery assets cannot reasonably be estimated. When a date or range of dates can reasonably be estimated for the retirement of any component part of a refinery, the Company estimates the cost of performing the retirement activities and records a liability for the fair value of that cost using established present value techniques.
NOTE 7. GOODWILL
We perform a goodwill impairment analysis at least annually, unless indicators of impairment exist in interim periods. The goodwill impairment assessment is based on several factors requiring judgment and is based on how our Chief Executive Officer and Chief Financial Officer manage the business. Each of our three operating segments, Black Oil, Refining and Marketing, and Recovery, constitutes a reportable segment for purposes of reviewing impairment and the recoverability of goodwill and other intangible assets. We must make various assumptions in determining their estimated fair values regarding estimated future cash flows and other factors in determining the fair values of the reportable segments. We performed a qualitative assessment (commonly referred to as a "Step 0" test) to determine if it was more likely than not that the fair value of each of our reportable segments with goodwill exceeded their carrying value. In making this assessment, we evaluated overall business and overall macroeconomic conditions since the date of our last quantitative assessment. We considered in our qualitative assessment, among other things, expectations of projected revenues and cash flows, trends in market multiples, changes in our stock price, changes in the carrying values of our reportable segments with goodwill, and overall market conditions. Based on this evaluation, we concluded that our goodwill was likely impaired and performed a quantitative Step One assessment. A quantitative Step One assessment involves determining the fair value of each reportable segment using market participant assumptions along with a discounted cash flow approach. As we believe that the carrying value of certain reportable segments with goodwill did not exceed their estimated fair value, we performed a quantitative Step Two assessment. A quantitative Step Two assessment compares the carrying value of the reportable segment to the fair value of all of the assets and liabilities of the reportable segment (including any unrecognized intangibles) as if the reportable segment was acquired in a business combination. If the carrying amount of a reportable segment's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

We recognized a $4,922,353 Goodwill Impairment in 2015, which eliminated the goodwill balance. This result occurred primarily due to the adverse impact of recently declining oil prices on current and anticipated future oil activity. At December 31, 2015 and 2014, goodwill totaled $0 and $4,922,353, respectively, of which $1,367,838 relates to our Recovery segment and $3,554,515 relates to our Black Oil segment. Our Refining and Marketing segment has no goodwill recorded.
The following table contains consideration paid in excess of the net assets of the companies acquired, allocated to the respective business segment as of December 31, 2015:

	Black Oil	Refining and Marketing	Recovery	Total
Balance as of December 31, 2014	$3,554,515	$—	$1,367,838	$4,922,353
Less: Impairment	(3,554,515)	—	(1,367,838)	(4,922,353)
Balance as of December 31, 2015	$—	$—	$—	$—
NOTE 8. INTANGIBLE ASSETS, NET
Components of intangible assets (all subject to amortization) consist of the following items:

		December 31, 2015			December 31, 2014
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5-8	1,011,000	581,321	429,679	1,011,000	205,742	805,258
Vendor relations	10	6,495,049	1,560,661	4,934,388	6,007,973	943,628	5,064,345
H&H Oil Trademark/Trade name	6-16	1,219,000	264,639	954,361	1,219,000	129,248	1,089,752
TCEP Technology/Patent	15	13,287,000	2,637,443	10,649,557	13,287,000	1,751,645	11,535,355
Non-compete agreements	3	139,000	139,000	—	139,000	120,750	18,250
		22,151,049	5,183,064	16,967,985	21,663,973	3,151,013	18,512,960

Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value. During 2015, the Company recognized there was no remaining useful life for the intangible assets related to our E-Source acquisition and we fully amortized these intangibles resulting in additional amortization expense of $277,450.
Total amortization expense of intangibles was $2,032,051 and $1,868,865 for the years ended December 31, 2015 and 2014, respectively.
Estimated future amortization expense is as follows:

2016	$1,715,523
2017	1,698,372
2018	1,646,923
2019	1,646,922
2020	1,646,922
Thereafter	8,613,323
$16,967,985

NOTE 9. DEFERRED FINANCING COSTS
Costs incurred in connection with financing activities are deferred and amortized over the terms of the relevant debt using the straight line method. Accumulated amortization at December 31, 2015, and December 31, 2014 was $492,328 and $340,860, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $1,693,872 and $2,191,888, as of December 31, 2015 and 2014, respectively.
NOTE 10. ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE
Accounts receivable, net, consists of the following at December 31:

	2015	2014
Accounts receivable	$8,280,749	$10,253,663
Allowance for doubtful accounts	(1,965,335)	(316,715)
Accounts receivable, net	$6,315,414	$9,936,948
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
Notes receivable, net, consists of the following at December 31:

	2015	2014
Notes receivable (collateralized by invoiced accounts receivable)	$5,346,452	$4,846,452
Payments received and amounts written off	(3,654,790)	—
Allowance for doubtful accounts	—	(1,696,452)
Note receivable (collateralized by invoiced accounts receivable), net	$1,691,662	$3,150,000
The current notes receivable represents amounts due from Omega Holdings, LLC. Of the total notes receivable balance $1,691,662 represents invoiced amounts that do not bear interest as of December 31, 2015.
As of December 31, 2014, $3,150,000 of the current notes receivable balance represents short-term loans that carry an interest rate of 9.5% per annum. No accrued interest is included in the balance.
The remaining portion of the term notes receivable balance $8,308,000 at December 31, 2015 and December 31, 2014 also represent amounts due from Omega Holdings, LLC. The $8,308,000 balance was based on the purchase price allocated to the Nevada facility. The note carried an interest rate of 9.5% per annum and was collateralized by assets at the Nevada facility. The Company sold the Nevada facility in January, 2016 when the note was satisfied in full.
The accounts receivable and notes receivable balances of $1,691,662 and $8,308,000, respectively, were re-classified as "Assets held for sale" on the Balance Sheet at December 31, 2015.
NOTE 11. ASSETS HELD FOR SALE
During 2015 the Company reclassified amounts due from Omega Holdings, LLC to Vertex based on the portion of the acquisition purchase price that was allocated to the Nevada facility upon acquisition (see Note 18) because the Company did sell the facility. The following table displays the assets were reclassified:

Accounts Receivable	$1,691,662
Note Receivable - Current	8,308,000
Fixed Assets - Construction in Process	1,170,581
Total Assets held for sale	$11,170,243
The simultaneous purchase and sale of the Churchill, Nevada facility took place on January 28, 2016.
NOTE 12. LINE OF CREDIT AND LONG-TERM DEBT
In May, 2014, the Company entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA (as amended, the “Credit Agreement”). Pursuant to the agreement, Goldman Sachs Bank USA loaned the Company $40,000,000 in the form of a term loan. As set forth in the Credit Agreement, the Company has the option to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the Adjusted LIBOR Rate. Interest on the Credit Agreement is payable monthly in arrears. The balance under the Credit Agreement was $22,400,000 at December 31, 2015 and principal payments in the amounts of $18,525,000, $3,200,000 and $675,000 are due in 2016, 2017 and 2018, respectively.
The Credit Agreement is secured by all of the assets of the Company.
Events of default under the Credit Agreement occurred during 2014 and 2015.
Amounts outstanding under this agreement were recorded as current liability on the December 31, 2014 balance sheet due to such Credit Agreement being in default as of such date. On March 26, 2015, the Company entered into a Second Amendment with Goldman Sachs Bank USA to amend the Credit Agreement to among other things, provide for the waiver of the prior defaults and to restructure certain covenants and other financial requirements of the Credit Agreement and to allow for our entry into the MidCap Loan Agreement.
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
The Company has notes payable to Texas Citizens Bank bearing interest at 5.5% per annum, maturing from June 7, 2015 to January 7, 2020.  The balance of the notes payable is $1,974,107 at December 31, 2015.
The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $515,762 at December 31, 2015.
On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments of $2,662,105 were made during 2014 and the balance was $320,101 at December 31, 2015.
Effective January 1, 2014, the Company purchased an additional 19% ownership interest in E-Source Holdings, LLC ("E-Source") of which it had previously acquired 51%. In consideration for the additional interest the Company will pay $854,050 of which $200,000 was paid on April 11, 2014 and the remainder is to be paid monthly in $72,672 installments through December 31, 2014. The balance of the note payable is $0 at December 31, 2015 as it was paid in full in January 2015.

The Company's total line of credit and long term debt as of December 31, 2015 is as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on December 31, 2015
MidCap Revolving Line of Credit	Revolving LOC	March, 2015	March, 2017	$7,000,000	$1,744,122
Goldman Sachs USA	Term Loan	May, 2014	May, 2019	40,000,000	22,400,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	520,219	320,101
Texas Citizens Bank	Equipment & SBA Loans - E-Source	June 7, 2015	January 7, 2020	2,045,500	1,974,107
Various institutions	Insurance premiums financed	Various	> 1 year	1,789,481	515,762
				$51,355,200	$26,954,092
Future maturities of notes payable are summarized as follows:

Creditor	2016	2017	2018	2019	2020	Thereafter
MidCap Revolving Line of Credit	$1,744,122	$—	$—	$—	$—	$—
Goldman Sachs USA	18,525,000	3,200,000	675,000	—	—	—
Pacific Western Bank	186,948	133,153	—	—	—	—
Texas Citizens Bank	442,601	468,225	495,013	523,333	44,935	—
Various institutions	515,762	—	—	—	—	—
Totals	$21,414,433	$3,801,378	$1,170,013	$523,333	$44,935	$—
NOTE 13. INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax income from continuing operations as a result of the following for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Statutory tax on book income	$(5,852,000)	$(1,996,000)
Permanent differences	(3,428,000)	52,000
Net operating loss utilization	—	—
Change in valuation allowance	15,109,000	922,000
Other	(523,000)	1,033,763
Income tax expense (benefit)	$5,306,000	$11,763
The components of income tax (benefit) expense for the years ended December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Current federal tax expense	$—	$11,763
Deferred federal tax (expense)/benefit	(5,306,000)	—
Total federal tax (expense)/benefit	$(5,306,000)	$(11,763)

The cumulative tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Alternative minimum tax credits	$75,000	$220,000
Accrued compensation	306,000	560,000
Intangible Assets	1,538,000	—
Allowance for doubtful accounts	668,000	684,000
Contribution carryover	51,000	37,000
Net operating loss carry forwards	23,107,000	14,167,000
Less valuation allowance	(21,282,000)	(6,173,000)
Total deferred tax assets	$4,463,000	$9,495,000

	December 31, 2015	December 31, 2014
Deferred tax liabilities:
Gain on purchase	$(2,372,000)	$(2,372,000)
Contingent liability	(1,785,000)	(1,785,000)
Accelerated tax depreciation	4,000	208,000
Other - income from partnership	(310,000)	(240,000)
Net deferred tax liabilities	$(4,463,000)	$(4,189,000)

Net Deferred tax assets and liabilities	$—	$5,306,000
The Company has determined that a valuation allowance of approximately $21,282,000 is necessary at December 31, 2015 to reduce the deferred tax assets to the amount that will more than likely not be realized.
The Company is subject to examination by Federal and State tax authorities for fiscal years 2012 through 2015.
At December 31, 2015, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $68.0 million acquired as part of the Merger between World Waste and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC and subsequent operating losses incurred by the Company. It is possible that the Company may be unable to use these NOLs in their entirety.  The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs. The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste's historical business, and the extent of the Company's subsequent income. The net operating loss carryforward will begin to expire in 2026.

NOTE 14. STOCK BASED COMPENSATION
The stock based compensation cost that has been charged against income by the Company was $423,896 and $332,266 for the years ended December 31, 2015 and 2014, respectively, for options previously awarded by the Company.
Stock option activity for the years ended December 31, 2015 and 2014 are summarized as follows:

OPTIONS ISSUED FOR COMPENSATION:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2013	3,060,834	$5.89	6.07	$1,327,163
Options granted	325,000	7.61	9.69	622,272
Options exercised	(637,750)	(0.88)	—	(264,990)
Options cancelled/forfeited/expired	(99,501)	(12.71)	—	(29,804)
Outstanding at December 31, 2014	2,648,583	$7.07	5.81	$1,654,641
Vested at December 31, 2014	1,820,480	$8.27	4.64	$654,948
Exercisable at December 31, 2014	1,820,480	$8.27	4.64	$654,948

Outstanding at December 31, 2014	2,648,583	$7.07	5.81	$1,654,641
Options granted	525,000	2.23	9.71	1,083,411
Options exercised	(25,000)	(0.45)	—	(9,000)
Options cancelled/forfeited/expired	(275,001)	(20.22)	—	(143,711)
Outstanding at December 31, 2015	2,873,582	$4.99	5.94	$2,585,341
Vested at December 31, 2015	1,881,395	$5.70	4.55	$372,367
Exercisable at December 31, 2015	1,881,395	$5.70	4.55	$372,367

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2015 and 2014 is as follows:

WARRANTS ISSUED FOR COMPENSATION AND OTHER THAN SERIES B PREFERRED STOCK:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value

Outstanding at December 31, 2013	7,083	$2.72	1.57	$2,900
Warrants granted	219,868	$3.01	5.00	$140,149
Warrants exercised	(833)	(10.00)	—	(100)
Warrants canceled/forfeited/expired	(6,250)	(1.75)	—	(2,800)
Warrants at December 31, 2014	219,868	$3.01	5.00	$140,149
Vested at December 31, 2014	109,934	$3.01	5.00	$140,149
Exercisable at December 31, 2014	109,934	$3.01	5.00	$140,149

Outstanding at December 31, 2014	219,868	$3.01	5.00	$140,149
Warrants granted	—	$—	—	$—
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2015	219,868	$3.01	4.00	$140,149
Vested at December 31, 2015	219,868	$3.01	4.00	$140,149
Exercisable at December 31, 2015	219,868	$3.01	4.00	$140,149
See Note 17 for warrants that were issued in conjunction with our Series B Preferred stock.

The following table summarizes the assumptions used in assessing the above described option and warrant valuations:

	YEAR ENDED DECEMBER 31, 2015	YEAR ENDED DECEMBER 31, 2014
Expected volatility	29-69%	16-17%
Expected dividends	—%	—%
Expected term (in years)	10	10
Risk-free rate	.96-1.06%	.67%
NOTE 15. EARNINGS PER SHARE
Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the year ended December 31, 2015 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the year ended December 31, 2015 does not include options to purchase 2,375,091 shares and warrants to purchase 219,868 shares due to their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 2015 and 2014:

	2015	2014
Basic Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$(24,102,700)	$(5,546,243)
Denominator:
Weighted-average common shares outstanding	28,181,096	23,807,780
Basic earnings per share	$(0.86)	$(0.23)

Diluted Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$(24,102,700)	$(5,546,243)
Denominator:
Weighted-average shares outstanding	28,181,096	23,807,780
Effect of dilutive securities
Stock options and warrants	—	—
Preferred stock	—	—
Diluted weighted-average shares outstanding	28,181,096	23,807,780
Diluted earnings (loss) per share	$(0.86)	$(0.23)
NOTE 16. COMMON STOCK
The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2015, there were 28,239,276 common shares issued and outstanding.
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
During the year ending December 31, 2014, 688,583 shares of the Company's Series A Preferred Stock were converted into 688,583 shares of our common stock on a one-for-one basis. Additionally, warrants to purchase 6,250 shares of the Company's common stock were exercised for a net of 6,250 shares of common stock with $10,937 of exercise price paid in cash; and options to purchase 637,750 shares of common stock were exercised for a net of 609,722 shares of common stock (when adjusting for a cashless exercise of certain of such options and the payment, in shares of common stock ($205,125) and cash ($359,238), of an aggregate exercise price of $564,363 in connection with such exercises) and 609,722 shares of common stock were issued to the option holders in connection with such exercises.
In April 2014, the Company granted two employees Incentive Stock Options to purchase an aggregate of 150,000 shares of the Company's common stock, which have a term of ten years, an average exercise price of $7.55, and vest at the rate of 1/4th on each anniversary date of the grant. The options were granted under the Company’s 2013 Stock Incentive Plan, which is registered on a Form S-8 Registration Statement.
In May 2014, 500,000 shares of our restricted common stock (valued at $3,266,000) were issued in connection with the initial closing of the Omega Refining acquisition (see Note 18).
In June 2014, 2,200,000 shares were sold in connection with a private offering of the Company's common stock for net proceeds of $15,803,000 after deducting offering costs of $1,247,000 from the $17,050,000 raised.

In August 2014, the Company granted one employee Incentive Stock Options to purchase an aggregate of 100,000 shares of the Company’s common stock, which have a term of ten years, and exercise price of $8.44 per share and vest at the rate of 25,000 of such options on the grant date and 18,750 on each of the first four anniversaries of the grant date. The balance sheet fair value at the date of the grant was $196,978.
In September, 2014, 207,743 shares of Company's common stock, valued at $1,790,745, were issued as payment for the remaining 30% ownership in E-Source (additional information included in Note 18).
Effective October 3, 2014, we entered into a consulting agreement with our director, Timothy C. Harvey, pursuant to which Mr. Harvey agreed to provide consulting services to us in connection with overseeing our trading and selling of finished products and assisting us with finding the best markets for products from our facilities for a term of one year (automatically renewable thereafter unless either party provides the other 30 days written notice of their intent not to renew), provided that we can terminate the agreement at any time with thirty days prior written notice. In consideration for agreeing to provide services under the agreement, we agreed to pay Mr. Harvey $10,000 per month, and to grant him an option to purchase up to 75,000 shares of our common stock at an exercise price of $6.615 per share, the mean between the highest and lowest quoted selling prices of our common stock on October 2, 2014 (the day immediately preceding the approval by the Board of Directors of the agreement), which vest at the rate of 1/4th of such options per year, subject to Mr. Harvey’s continued consulting, employment or service as our director, which options were granted under the Company’s 2013 Stock Incentive Plan. The balance sheet fair value at the date of the grant was $120,379.
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
On April 5, 2015, the Company issued 56,180 shares of the Company's restricted common stock in connection with the inventory true up stipulated in the Heartland purchase agreement (see Note 18).
During the three months ended March 31, 2015, the Company recognized contingently issuable warrants to purchase 1,766,874 shares of our common stock in connection with the amendments to the Credit Agreement with Goldman Sachs Bank USA (see Note 12). Due to the down round feature of the warrant, the Company used the Black-Scholes model to value these warrants and has concluded that these are level 3 inputs. Management determined a discount factor on the grant date and on the balance sheet date based on available projections of cash to be used to make the mandatory repayments which resulted in a fair value derivative liability for the warrants of $577,440 at March 31, 2015. Effective June 29, 2015, we repaid $15.1 million of the amount owed to the lender and as a result, the lender warrants and rights were canceled and terminated.
Effective on June 24, 2015, the Compensation Committee of the Board of Directors (the “Committee”) granted Chris Carlson, our Chief Financial Officer, options to purchase 75,000 shares of our common stock with an exercise price of $3.15 per share, with a ten year term, vesting at the rate of 1/4th of such options per year on the first four anniversaries of the grant, under our 2013 Stock Incentive Plan. The balance sheet fair value at the date of the grant was $90,462.
On July 7, 2015, the Board of Directors granted (a) our non-executive directors options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $2.08 per share (60,000 options per non-executive director); and (b) certain of our non-executive officers, options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $2.08 per share (50,000 shares per executive officer), with a ten year term (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first four anniversaries of the grant, under our 2013 Stock Incentive Plan in consideration for services rendered and to be rendered to the Company. On September 30, 2015, one of the non-executive officers resigned from the Company, terminating the 50,000 options granted to this individual which were unvested. The balance sheet fair value at the date of the grant was $478,200.
In August 2015, a holder of our Series B Preferred Stock fully converted all 32,260 of the shares of Series B Preferred Stock which it then held into shares of our common stock on a one-for-one basis. The shares of common stock issuable in connection with such conversion were previously registered by us on a Form S-1 Registration Statement. Additionally, the same holder converted an aggregate of approximately $791 in accrued dividends on such converted Series B Preferred Stock shares into 255 shares of common stock ($3.10 per share of common stock), which shares of common stock were also previously registered by us on a Form S-1 Registration Statement.
During the year ending December 31, 2015, 17,476 shares of the Company's Series A Preferred Stock were converted into 17,476 shares of our common stock on a one-for-one basis. Additionally, options to purchase 25,000 shares of common stock were exercised for 25,000 shares of common stock in consideration for an aggregate exercise price of $11,250 in connection with such exercise.
NOTE 17.  PREFERRED STOCK AND TEMPORARY EQUITY
The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 2,000,000. As of December 31, 2015, there were 612,943 shares of Series A Preferred Stock issued and outstanding and 8,160,809 Series B Preferred shares issued and outstanding.
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
Series B Preferred Stock and Temporary Equity
Dividends on our Series B Preferred Stock accrue at an annual rate of 6% of the original issue price of the preferred stock ($3.10 per share), subject to increase under certain circumstances, and are payable on a quarterly basis. The dividends are payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in kind in Series B Preferred Stock shares at $3.10 per share.

The Series B Preferred Stock includes a liquidation preference (in the amount of $3.10 per share) which is junior to the Company’s previously outstanding shares of preferred stock, senior credit facilities and other debt holders as provided in further detail in the designation.
The Series B Preferred Stock (including accrued and unpaid dividends) is convertible into shares of the Company’s common stock at the holder’s option at $3.10 per share (initially a one-for-one basis). If the Company’s common stock trades at or above $6.20 per share for a period of 20 consecutive trading days, the Company may at such time force conversion of the Series B Preferred Stock (including accrued and unpaid dividends) into common stock of the Company.
The Series B Preferred Stock votes together with the common stock on an as-converted basis, provided that each holder’s voting rights are subject to and limited by the Series B Beneficial Ownership Limitation described below.
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
The Series B Preferred Stock contains a provision prohibiting the conversion of such Series B Preferred Stock into common stock of the Company, if upon such conversion, the holder thereof would beneficially own more than 9.999% of the Company’s then outstanding common stock (the “Series B Beneficial Ownership Limitation”). The Series B Beneficial Ownership Limitation does not apply to forced conversions undertaken by the Company pursuant to the terms of the designation (summarized above).
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
In addition, under the Purchase Agreement, the Company agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants under the Securities Act of 1933, as amended, for resale by the Investors. The Company committed to file a registration statement on Form S-1 by the 30th day following the closing of the Offering (which filing date was met) and to cause the registration statement to become effective by the 90th day following the closing (or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing), which registration statement was declared effective by the Securities and Exchange Commission on August 6, 2015. The Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the failure by the Company to cause the registration statement to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the Units affected by the event that are still held by the Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per annum.
Under the Purchase Agreement, the Company agreed to indemnify the Investors for liabilities arising out of or relating to (i) any untrue statement of a material fact contained in the registration statement, (ii) any inaccuracy in the representations and warranties of the Company contained in the Purchase Agreement or the failure of the Company to perform its obligations under the Purchase Agreement and (iii) any failure by the Company to fulfill any undertaking included in the registration statement, subject to certain exceptions. The Investors, severally, and not jointly agreed to indemnify the Company against (i) any failure by such Investor to comply with the covenants and agreements contained in the Purchase Agreement and (ii) any untrue statement of a material fact contained in the registration statement to the extent such untrue statement was made in reliance upon and in conformity with written information furnished by or on behalf of that Investor specifically for use in preparation of the registration statement, subject to certain exceptions.
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
The warrants were valued using the dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the warrant shares at approximately $7,028,067. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 70%-100%, risk free interest rate of 1.59%, and expected term of 5.5 years. This valuation resulted in a beneficial conversion feature on the convertible preferred stock of approximately $5,682,741. This amount will be accreted over the term as a deemed dividend. Fees in the amount of $1.4 million relating to the stock placement were netted against proceeds. The warrants are exercisable beginning on December 26, 2015, and expire December 24, 2020.
The following table represents the carrying amount of the Series B Preferred Stock, classified as Temporary Equity on the Balance Sheet, at inception and as of December 31, 2015:

Temporary Equity:
At Inception	Amount
Face amount of Series B Preferred	$25,000,000
Less: warrant value	7,028,067
Less: beneficial conversion feature	5,737,796
Less: issuance costs and fees	1,442,462
Carrying amount at inception	$10,791,675

At December 31, 2015	Amount
Face amount of Series B Preferred	$25,000,000
Less: un-accreted discount	13,044,793
Carrying amount at December 31, 2015	$11,955,207
In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares are accounted for net outside of stockholders’ equity at $11,955,207 with the warrants accounted for as liabilities at their fair value of $1,548,604 as of December 31, 2015. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.

The changes in liabilities measured using significant unobservable inputs for the period ended December 31, 2015 were as follows:

Level Three Roll-Forward
Item	Level 3
Balance at December 31, 2014	$—
Warrants issued June 24, 2015	7,028,067
Change in valuation of warrants	(5,479,463)
Balance at December 31, 2015	$1,548,604
The warrants related to the Series B Preferred Stock were revalued at December 31, 2015 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $1,548,604. The dynamic Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 70%-100%, risk free interest rate of 1.59% to 1.76%, and expected term of 4.54 years.
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
If a conversion option embedded in a debt host instrument does not require separate accounting as a derivative instrument under ASC 815, the convertible hybrid instrument must be evaluated under ASC 470-20 for the identification of a possible BCF.
The BCF will be initially recognized as an offsetting reduction to Series B Preferred Stock (debit) - Temporary Equity, with the credit being recognized in equity (additional paid-in capital).
The resulting debt issuance costs, debt discount, value allocated to warrants, and BCF should be accreted to the Series B Preferred Stock to ensure that the Series B Preferred Stock balance is equal to its face value as of the redemption or conversion date, if conversion is expected earlier.
The BCF was determined by calculating the intrinsic value of the conversion feature as follows:

Face amount of Series B Preferred Stock	$25,000,000
Less: allocated value of Warrants	7,028,067
Allocated value of Series B Preferred Stock	$17,971,933
Shares of Common stock to be converted	8,064,534
Effective conversion price	$2.23
Market price	$2.94
Intrinsic value per share	$0.7115
Intrinsic value of beneficial conversion feature	$5,682,741
For the period from June 24-30, 2015 and June 30-September 30, 2015, a total of $401,950 of dividends accrued on our outstanding Series B Preferred Stock (not including shares of Series B Preferred Stock converted into common stock in August 2015, as described above). We were prohibited from paying such dividends in shares of common stock because the applicable Dividend Stock Payment Price was below $2.91. The “Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock. Pursuant to the terms of our Credit Agreement, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 128,535 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2015. If converted in full, the 128,535 shares of restricted Series B Preferred Stock would convert into 128,535 shares of our common stock.
For the period September, 2015 through December, 2015, a total of $376,570 of dividends accrued on our outstanding Series B Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable Dividend Stock Payment Price was below $2.91. The “Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock. Pursuant to the terms of our Credit Agreement with our senior lender, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 122,425 restricted shares of Series B Preferred Stock pro-rata to each of the then holders of our Series B Preferred Stock in January 2016. If converted in full, the 122,425 shares of restricted Series B Preferred Stock would convert into 122,425 shares of our common stock.
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
Omega Refining Transaction
On May 2, 2014, the Company completed its acquisition of substantially all of the assets of Omega Refining, LLC (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chasse, Louisiana ("Omega Refining") and ownership of Golden State Lubricant Works, LLC for the purpose of re-refining used lubricating oils into processed oils and other products for the distribution, supply and sale to end-customers with related products and support services. The purchase price paid at the closing was approximately $28,764,000 in cash, 500,000 shares of our restricted common stock (valued at $3,266,000) and the assumption of certain capital lease obligations and other liabilities relating to contracts and leases of Omega Refining in connection with the initial closing.  We also agreed to provide Omega Holdings LLC ("Omega Holdings") a loan in the amount of up to approximately $13,800,000.
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
The Company incurred $2,559,830 of costs associated with the Omega Refining acquisition, including legal, accounting, environmental and investment banking costs.
The following table summarizes the cost of amortizable intangible assets related to the Omega acquisition:

	Estimated Cost	Useful life (years)
Non-competes	$66,000	1
Technology	2,287,000	15
Total	$2,353,000
The results of Omega are included in the consolidated financial statements subsequent to May 2, 2014. The following schedule contains actual consolidated results of operations for the year ended December 31, 2015 and pro-forma results for the year ended December 31, 2014 as if the acquisition occurred on January 1, 2014. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2014, or of results that may occur in the future:

	December 31,
	2014
	As Reported	Pro Forma
Revenue	$258,904,867	$297,530,020
Income (loss) from operations	(10,494,621)	(9,690,082)
Net income (loss)	(5,871,642)	(5,264,085)
Net income (loss) attributable to non-controlling interests	325,399	325,399
Net income (loss) attributable to Vertex Energy, Inc.	$(5,546,243)	$(4,938,686)
Earnings (loss) per common share-Basic	$(0.23)	$(0.21)
Earnings (loss) per common share-Diluted	$(0.23)	$(0.21)
Heartland Group Holdings, LLC
On December 5, 2014 (the “Closing”), we closed the transactions contemplated by the October 21, 2014 Asset Purchase Agreement (as amended, the "Heartland Purchase Agreement") by and among the Company; Vertex Refining OH, LLC (“Vertex OH”), a wholly-owned subsidiary of Vertex Energy Operating, LLC (“Vertex Operating”), a wholly-owned subsidiary of the Company; Vertex Operating; and Heartland Group Holdings, LLC (“Heartland”).
In connection with the Closing, we acquired substantially all of the assets of Heartland related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products for the distribution, supply and sale to end-customers, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio (provided that the acquisition of the Norwalk, Ohio location is subject to the terms and conditions of an amendment of the Heartland Agreement, and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”) and assumed certain liabilities of Heartland associated with certain assumed and acquired agreements (collectively, the “Acquired Business”). The main assets excluded from the purchased assets pursuant to the Heartland Purchase Agreement were Heartland’s cash and cash equivalents, receivables, certain prepaid expenses, refunds and related claims, rights to certain tax refunds, certain assets used in the operations of Heartland which are used more than incidentally by Heartland’s majority equity owner (Warren Distribution, Inc. (“Warren”)) in connection with the operation of its other businesses and certain real property.
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
Additionally, as described below, an Inventory True-Up occurred 60 days after Closing.
The parties agreed that any amount due to Heartland in consideration for inventory on hand which was purchased at Closing, based on a preliminary valuation of such inventory by the parties, would be paid in shares of the Company’s restricted common stock, based on the volume weighted average prices of the Company’s common stock on the NASDAQ Capital Market on the ten (10) trading days (the “VWAP”) immediately prior to closing (the “Inventory Purchase”), which totaled $3.56 (the “Closing VWAP”), and as such Heartland was issued an additional 56,180 shares of restricted common stock in 2015 (the "Inventory True-Up").
Contingent Liability related to the Heartland Purchase Agreement:
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
The results of Heartland are included in the consolidated financial statements subsequent to December 5, 2014. The following schedule contains pro-forma consolidated results of operations for the years ended December 31, 2015 and 2014 as if the acquisition occurred on January 1, 2014. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2014 or of results that may occur in the future:

	Twelve Months Ended December
	2015	2014
	As Reported	As Reported	Pro Forma
Revenue	$146,942,461	$258,904,867	$285,631,001
Income (loss) from operations	(14,093,041)	(10,494,621)	(15,221,616)
Net income (loss)	(22,516,889)	(5,871,642)	(10,844,700)
Net income (loss) attributable to non-controlling interests	—	325,399	325,399
Net income (loss) attributable to Vertex Energy, Inc.	$(22,516,889)	$(5,546,243)	$(10,519,301)
Earnings (loss) per common share-Basic	$(0.86)	$(0.23)	$(0.44)
Earnings (loss) per common share-Diluted	$(0.86)	$(0.23)	$(0.44)
Aaron Oil Acquisition
Effective August 6, 2015, H&H Oil acquired a collection route consisting of collecting, shipping and selling used oil, oil filters, antifreeze and other related services in the state of Louisiana, but excluding industrial customers, maritime customers, off shore customers, dockside locations, industrial services, used absorbent services, wastewater generating customers and collectors/ transporters of crankcase used oil, petroleum fuel reclamation customers and crude oil producers/processing/recovery/reclamation customers of Aaron Oil Company, Inc. (“Aaron Oil”). Included in the purchase were certain trucks and other assets owned by Aaron Oil and certain contract rights. The President, Chief Executive Officer and owner of Aaron Oil is Dan Cowart, the brother of our Chief Executive Officer and largest stockholder, Benjamin P. Cowart. The acquisition price paid at closing was approximately $1 million, which included a reimbursement for certain prepaid contract rights. Aaron Oil also agreed to provide account servicing services to us for a period of sixty days following the closing at an agreed upon price per gallon of oil serviced. Aaron Oil also agreed to a non-compete provision prohibiting Aaron Oil from competing against the Company in the Louisiana market for a period of two years from the closing.
NOTE 19.  CONTINGENT CONSIDERATION
As part of the consideration paid for Heartland (see Note 18), the Company has agreed to pay the seller additional earn-out consideration of up to a maximum of $8,276,792, based on total EBITDA related to the Heartland Business during the twelve month period beginning on the first day of the first full calendar month commencing on or after the first anniversary of the closing. Any qualified Contingent Payment would be payable 50% in cash and 50% in shares of the Company’s common stock. Additionally, the amount of any Contingent Payment would be reduced by two-thirds of the cumulative total of required capital expenditures incurred at Heartland’s refining facility in Columbus, Ohio, which are paid or funded by Vertex OH after the Closing, not to exceed $866,667. These capital expenditures are estimated to total $1.3 million in aggregate.
As of December 31, 2015 the Company estimates, based on the current performance of Heartland and projections for all covered future periods, it is unlikely that this contingent liability/potential earn-out payments transaction with Heartland will be realized. Because of this, the $6,069,000 contingent liability that had previously been recorded on the Balance Sheet for December 31, 2014 was reversed back to income for the year ending December 31, 2015.
NOTE 20.  SEGMENT REPORTING
The Company’s reportable segments include the Black Oil, Refining and Marketing and Recovery divisions.  Segment information for the years ended December 31, 2015 and 2014 are as follows:

YEAR ENDED DECEMBER 31, 2015
	Black Oil	Refining and Marketing	Recovery	Total
Revenues	$103,890,188	$31,154,066	$11,898,207	$146,942,461
Net loss from operations	$(15,957,969)	$363,708	$1,501,220	$(14,093,041)
Total Assets	$88,961,277	$1,845,669	$4,531,742	$95,338,688

YEAR ENDED DECEMBER 31, 2014
	Black Oil	Refining and Marketing	Recovery	Total
Revenues	$170,912,949	$72,695,922	$15,295,996	$258,904,867
Net loss from operations	$(6,524,843)	$(318,107)	$(3,651,671)	$(10,494,621)
Total Assets	$122,691,362	$4,471,858	$6,659,011	$133,822,231

NOTE 21. SUBSEQUENT EVENTS
Effective on or around January 21, 2016, we paid the January 2016 rent due pursuant to the terms of the Bango Lease in shares of our common stock, pursuant to the terms of such lease, which allows us to pay 110% of the rent which would otherwise be due in cash (i.e., $268,400 of share based rent compared to $244,000 of cash based rent), as calculated using the volume weighted average price (“VWAP”) of our common stock for the 10-day period preceding the first day of each month, which VWAP for the month of January 2016 was $1.10 per share. As such, we issued the then owner of Bango Oil, Fox Encore, an aggregate of 244,000 shares of our restricted common stock in lieu of cash rent due pursuant to the Bango Lease for the month of January 2016.
Purchase and Sale Agreement, Churchill County, Nevada Plant:
On January 28, 2016, we entered into an Asset Purchase Agreement (the “Sale Agreement”) with Vertex Operating and its wholly-owned subsidiary, Vertex Refining Nevada, LLC ("Vertex Refining Nevada"), Bango Oil, LLC (“Bango Oil”)(provided that Bango Oil did not become a party to the agreement until we exercised the Purchase Option, described below) and Safety-Kleen Systems, Inc. (“Safety-Kleen”).

Pursuant to the Sale Agreement, which closed on January 29, 2016, we (through Bango Oil after we acquired Bango Oil as described below pursuant to our exercise of the Purchase Option) sold Safety-Kleen the used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”), which we previously rented, and all equipment, tools and other tangible personal property located at the Bango Plant, which relate to or are used in connection with the operations of the Bango Plant (collectively, the “Bango Assets”). Safety-Kleen assumed certain liabilities associated with contracts assumed in the purchase and related to bringing the Bango Plant back into operational status. The aggregate purchase price for the Bango Assets was $35 million, subject to adjustment as described in the Sale Agreement for certain taxes, costs and expenses incurred by Safety-Kleen after closing. A total of $1.3 million of the purchase price was used by us in order to exercise the options we had pursuant to two Lease and Purchase Agreements (the “Equipment Leases”) we were party to, which provided for the use of a rail facility and related equipment and a pre-fabricated metal building located at the Fallon, Nevada, facility, and which provided us (through Vertex Refining Nevada) the right to acquire the applicable property/equipment subject to each Equipment Lease at any time prior to the expiration of the leases for $914,000 and $400,000, respectively. Additionally, $100,000 of the purchase price was retained by Safety-Kleen to acquire certain water rights necessary for operation of the Bango Plant. Finally, a required closing condition of the Sale Agreement was that we use a portion of the purchase price to exercise the purchase option set forth in that certain Lease With Option For Membership Interest Purchase (the “Bango Lease”) entered into on April 30, 2015, by and between us, Vertex Refining Nevada and Bango Oil, whereby, we had the option at any time during the term of the lease to purchase all of the equity interests of Bango Oil (the “Purchase Option”), effectively acquiring ownership of the Bango Plant. The Purchase Option was exercised by us on January 29, 2016 in connection with the closing of the Sale Agreement, at which time Bango Oil became a wholly-owned subsidiary of Vertex Refining Nevada, and we paid approximately $9 million of consideration to Bango Oil in connection with the Purchase Option as described in greater detail below under “Membership Interest Purchase Agreement”. The terms of the Bango Lease and Equipment Leases are described in greater detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 5, 2015. Additionally, an aggregate of $16 million of the purchase price paid by Safety-Kleen in connection with the Sale Agreement was required to be paid by us to our senior lender, Goldman Sachs Bank USA, at closing, which amount was paid at closing, and which funds were used to pay down amounts owed to Goldman Sachs Bank USA under our Credit Agreement, as described in greater detail below under “Amended and Restated Credit and Guaranty Agreement”.
Additionally, at the closing, we placed $1.5 million in cash and $1 million worth of our common stock (1,101,928 shares) into escrow with 50% of the shares to be released 12 months following the closing and such cash and the remainder of the shares held in escrow to be released 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value.
The Sale Agreement includes standard indemnification obligations of the parties, subject to certain caps on indemnification and deductibles. The closing of the transactions contemplated by the Sale Agreement was subject to usual and customary closing conditions, including requiring that we and Safety-Kleen enter into a Swap Agreement and Base Oil Agreement (each as described in greater detail below), all of which were satisfied prior to or at closing.
The Sale Agreement includes a provision preventing us from directly or indirectly, hiring or soliciting any person who is or was employed in the operations conducted at the Bango Plant for a period of five (5) years after the closing, except pursuant to a general solicitation which is not directed specifically to any such employees; provided, that nothing prohibits the Company from hiring (i) any employee whose employment has been terminated by Safety-Kleen or (ii) after 180 days from the date of termination of employment, any employee whose employment has been terminated by the employee.
Houlihan Lokey acted as exclusive financial advisor to the Company in connection with the transaction.
The Company received net cash of approximately $17.3 million in connection with the transactions contemplated by the Sale Agreement, after deducting legal, administrative and banker fees; amounts paid in connection with the exercise of the Purchase Option; cash amounts set aside in escrow; and the purchase price of the equipment related to the Bango Plant as described above, of which $16 million was immediately paid to the Lender (defined below under “Amended and Restated Credit and Guaranty Agreement”) to pay down amounts owed to Lender under the Credit Agreement (defined below under “Amended and Restated Credit and Guaranty Agreement”).

Swap Agreement and Base Oil Agreement:
A required condition to closing the transactions contemplated by the Sale Agreement was that we (through Vertex Operating) and Safety-Kleen enter into a Swap Agreement (the “Swap Agreement”), which was entered into on January 29, 2016. The Swap Agreement has a term of five years, beginning when the Bango Plant is operational, and automatically renews for additional one year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension. Pursuant to the Swap Agreement, we and Safety-Kleen agreed to swap certain quantities of used oil feedstock (the agreement includes monthly maximums, quarterly minimums and maximums, and annual maximums of used oil feedstock volume required to be ‘swapped’) between the Bango Plant (which will then be owned and operated by Safety-Kleen) and our Marrero, Louisiana plant and/or the Cedar Marine Terminal in Baytown, Texas, on a monthly, quarterly and annual basis, with any shortfall in the amount of used oil feedstock ‘swapped’ on a quarterly basis, being paid for in cash based on a discount to U.S. Platts mid-range per gallon rate for Gulf Coast No. 6, 3% oil (the “Platts”). The Swap Agreement can be terminated with 30 days prior written notice in the event either party fails to meet the specifications for oil feedstock set forth in the agreement, a party fails to deliver the required minimum quarterly volumes of oil feedstock during any three consecutive quarters, or a party materially breaches a term of the agreement.
Additionally, we (through Vertex Operating) and Safety-Kleen also entered into a Base Oil Agreement in connection with, and as a required condition of, the closing (the “Base Oil Agreement”). The Base Oil Agreement provides for us to purchase from Safety-Kleen, and Safety-Kleen to sell to us, certain required quantities of base oils and other finished lubricants described in greater detail in the Base Oil Agreement (the “Base Oil”)(the agreement contains quarterly and annual maximum volumes of Base Oil to be acquired by us). The agreement has a term of five years and automatically renews for additional one year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension.
Membership Interest Purchase Agreement:
Pursuant to a Membership Interest Purchase Agreement entered into in connection with the closing of the Sale Agreement, by and among Vertex Refining Nevada, as buyer, Fox Encore 05 LLC, the sole owner of Bango Oil, as seller (“Fox Encore”), and certain other parties, Vertex Refining Nevada acquired 100% of Bango Oil pursuant to the Purchase Option described above under “Purchase and Sale Agreement, Churchill County, Nevada Plant”. The purchase price payable by Vertex Refining Nevada to Fox Encore was approximately $9 million, which funds were paid with proceeds received pursuant to the Sale Agreement. The Membership Interest Purchase Agreement contains standard and customary representations of the parties and indemnification rights, subject in each case to a $3 million cap on aggregate indemnification. Upon the closing of the Membership Interest Purchase Agreement, we effectively obtained ownership of the Bango Plant, which we then sold to Safety-Kleen, and Bango Oil became a wholly-owned subsidiary of Vertex Refining Nevada.
Subscription Agreement:
On January 29, 2016, separate from and subsequent to the closing of the transactions contemplated by the Membership Interest Purchase Agreement, Fox Encore entered into a Subscription Agreement with the Company whereby Fox Encore subscribed for and purchased 44,000 shares of newly-designated Series C Preferred Stock (as described below) in consideration for $4 million. The 44,000 shares of Series C Preferred Stock are convertible into 4,400,000 shares of the Company’s common stock subject to the terms of a Certificate of Designation of the Series C Preferred Stock (see terms of the Series C Preferred Stock described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" - "Description of Capital Stock" - "Series C Convertible Preferred Stock").
$5.15 Million Promissory Note:
On January 29, 2016, following the closing of, and separate from the transactions contemplated by, the Membership Interest Purchase Agreement, Vertex OH, borrowed $5.15 million from Fox Encore and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension will extend the Maturity Date of the Fox Note until January 31, 2017, the second extension will extend the Maturity Date of the Fox Note until

July 31, 2017, and the third extension will extend the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elects to exercise the Extension Option to extend the Maturity Date to January 31, 2017, the 3% fee for such extension is not to be paid in cash but is instead added to the outstanding principal balance of the Fox Note. The Fox Note may be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid is decreased by $150,000. The Fox Note is secured by the Mortgage described below. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default. The Fox Note also includes a provision allowing the Lender (or any other lender party to the Restated Credit Agreement each as described below under “Amended and Restated Credit and Guaranty Agreement”) to purchase the Fox Note upon the occurrence of an event of default under the Restated Credit Agreement.
Open-End Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents:
On January 29, 2016, Vertex OH, entered into an Open-End Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents agreement (the “Mortgage”) with Fox Encore in order to secure the amount owed under the Fox Note discussed above. Pursuant to the Mortgage, Vertex OH granted Fox Encore a security interest in the Columbus, Ohio refinery owned by Vertex OH.
Amended and Restated Credit and Guaranty Agreement:
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc., as lender (“Lender”) and Goldman Sachs Bank USA, a New York State-Chartered Bank, as Administrative Agent, Lead Arranger and Collateral Agent (“Agent”) entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”), which amended and restated that certain $40 million Credit and Guaranty Agreement entered into between the parties on May 2, 2014 (as amended and modified to date, the “Credit Agreement”). The Restated Credit Agreement changed the Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Credit Agreement on substantially similar terms as the currently outstanding amounts owed to the Lender); modified the Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant as described above; provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by the Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allowed for the issuance of the Fox Note and the Mortgage; confirmed that we are required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Credit Agreement as a result of various financial ratios we are required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we are required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Credit Agreement include events of default under the Fox Note; and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Credit Agreement.
Series C Convertible Preferred Stock
The Series C Convertible Preferred Stock ("Series C Preferred Stock"), authorized on January 29, 2016 as described above under "Part I"-"Item 1, Business"-"Recent Events"-"Subscription Agreement" of this report, does not accrue a dividend, but has participation rights on an as-converted basis, to any dividends paid on the Company’s common stock (other than dividends paid solely in common stock). Each Series C Preferred Stock share has a $100 face value, and a liquidation preference (in the amount of $100 per share) which is junior to the Company’s previously outstanding shares of preferred stock, senior credit facilities and other debt holders as provided in further detail in the designation, but senior to the common stock.

The Series C Preferred Stock is convertible into shares of the Company’s common stock at the holder’s option at any time at $1.00 per share (initially a 100:1 basis (subject to adjustments for stock splits and recapitalizations)). The Series C Preferred Stock votes together with the common stock on an as-converted basis (the "Voting Rights"), provided that each holder’s voting rights are subject to and limited by the Series C Beneficial Ownership Limitation described below and provided further that notwithstanding any of the foregoing, solely for purposes of determining the Voting Rights, the Voting Rights accorded to such Series C Convertible Preferred Stock will be determined as if converted at $1.05 per share (the market value of the common stock as of the close of trading on the day prior to the original issuance date of the Series C Preferred Stock), and subject to equitable adjustment as discussed in the designation. There are no redemption rights associated with the Series C Preferred Stock.
The Series C Preferred Stock contains a provision prohibiting the conversion of the Series C Preferred Stock into common stock of the Company, if upon such conversion or exercise, as applicable, the holder thereof would beneficially own more than 4.999% of the Company’s then outstanding common stock (the “Series C Beneficial Ownership Limitation”). The Series C Beneficial Ownership Limitation may be increased up and down on a per holder basis, with 61 days prior written notice from any holder, provided the Series C Beneficial Ownership Limitation may never be higher than 9.999%.
So long as any shares of Series C Preferred Stock are outstanding, we are prohibited from undertaking any of the following without first obtaining the approval of the holders of a majority of the outstanding shares of Series C Preferred Stock: (a) increasing or decreasing (other than by redemption or conversion) the total number of authorized shares of Series C Preferred Stock; (b) re-issuing any shares of Series C Preferred Stock converted; (c) creating, or authorizing the creation of, or issuing or obligating the Company to issue shares of, any class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series C Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, or increasing the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series C Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company; (d) effecting an exchange, reclassification, or cancellation of all or a part of the Series C Preferred Stock (except pursuant to the terms of the designation); (e) effecting an exchange, or creating a right of exchange, of all or part of the shares of another class of shares into shares of Series C Preferred Stock (except pursuant to the terms of the designation); (f) issuing any additional shares of Series C Preferred Stock; (g) altering or changing the rights, preferences or privileges of the shares of Series C Preferred Stock so as to affect adversely the shares of such series; or (h) amending or waiving any provision of the Company’s Articles of Incorporation or Bylaws relative to the Series C Preferred Stock so as to affect adversely the shares of Series C Preferred Stock in any material respect as compared to holders of other series of shares.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2015, the end of the fiscal period covered by this report. As of December 31, 2015, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Managements’ Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by the Company’s board of directors, management or other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we determined that a control deficiency existed that constituted a material weakness, as described below:

•
The Company does not have the accounting and financial reporting resources to adequately and timely address complex and unusual accounting issues and related disclosures as well as perform a high level management review to detect material errors in the financials.

The material weakness described above could result in disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. The material weakness described above relates to the complicated acquisition transactions undertaken by the Company in fiscal 2015 and moving forward we plan to address the material weakness described above by (a) seeking outside assistance from third parties when or if we enter into or effect transactions which raise complex financial accounting issues and related disclosures and (b) implementing additional disclosure controls and procedures to facilitate high level management review in order to detect material errors in our financials.

As a result of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
To resolve the material weaknesses which we noted at December 31, 2014, as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2014 (which were all different from the material weakness reported as of December 31, 2015 above and which prior material weaknesses had all been addressed and remedied as of December 31, 2015), we now perform additional analysis and other post-quarter end and post-year end procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Management also implemented the following remediation plan steps during the year ended December 31, 2015, in order to further strengthen our internal control over financial reporting:

•	A new Accounting Manager has been hired for the E-Source operations.

•	The Company also filled the vacated, key operational positions at that division.

•	Accounting and financial reporting personnel have been hired to strengthen the Company's resources and financial reporting expertise.

•	Additional disclosure controls and procedures have been implemented to improve information and communication.

Accordingly management has concluded that regardless of the material weakness described above, the financial statements fairly present, in all material respects our financial condition, results of operations and cash flows for, the periods presented in this report.
Furthermore, moving forward, we will continue to monitor and assess our remediation activities to address the material weakness discussed above through remediation as soon as practicable.
Changes in Internal Control over Financial Reporting
We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. Other than the changes discussed above, there were no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Committees of the Board”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2015 in connection with the solicitation of proxies for the Company’s 2016 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be set forth under the heading "Ratification of Appointment of Auditors"-"Audit Fees" in the Company's 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements
(1)    Financial Statement Schedules

Index to Financial Statement Schedules	Page
Selected Quarterly Financial Information (Unaudited)	54
Statements of Operations by Segments (Unaudited)	54
Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(2)	Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTEX ENERGY, INC.

Date: April 4, 2016	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: April 4, 2016	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer) and Chairman		Chris Carlson Chief Financial Officer (Principal Accounting/Financial Officer)
Date:	April 4, 2016	Date:	April 4, 2016

By:	/s/ Christopher Stratton	By:	/s/ Dan Borgen
	Christopher Stratton Director		Dan Borgen Director

Date:	April 4, 2016	Date:	April 4, 2016

By:	/s/ Timothy C. Harvey	By:	/s/ David Phillips
	Timothy C. Harvey Director		David Phillips Director

Date:	April 4, 2016	Date:	April 4, 2016

By:	/s/ James P. Gregory
James P. Gregory
Director

Date:	April 4, 2016

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
2.1	Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of August 14, 2012		8-K	2.1	8/15/2012	000-53619
2.2	First Amendment to Unit Purchase Agreement by and among Vertex Energy, Inc., Vertex Acquisition Sub, LLC, Vertex Holdings, L.P. and B&S Cowart Family L.P. dated as of September 11, 2012		8-K	2.2	9/12/2012	000-53619
2.3	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC.,Vertex Refining NV., LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (March 17, 2014)		8-K	2.1	3/19/2014	001-11476
2.4	Second Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 30, 2014)		8-K	2.3	5/6/2014	001-11476
2.5(#)	Third Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (May 2, 2014)		8-K	2.4	5/6/2014	001-11476
2.6	Fourth Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Louisiana LV OR LLC, formerly known as Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (January 19, 2015)		8-K	2.1	1/21/2015	001-11476
2.7	Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy Inc. and Heartland Group Holdings, LLC (October 21, 2014)		8-K	2.1	10/28/2014	001-11476
2.8	First Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (November 26, 2014)		8-K	2.2	12/1/2014	001-11476
2.9	Second Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (December 5, 2014)		8-K	2.3	12/9/2014	001-11476
2.10	Third Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (March 4, 2015)		8-K	2.4	3/6/2015	001-11476
2.11(+)	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Bango Oil, LLC and Safety-Kleen Systems, Inc. (January 28, 2016)		8-K	2.1	2/3/2016	001-11476
2.12(+)	Membership Interest Purchase Agreement (January 29, 2016), by and among Vertex Refining NV, LLC, as buyer and Fox Encore 05 LLC, as seller		8-K	2.2	2/3/2016	001-11476
3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.		8-K/A	3.1	6/26/2009	000-53619
3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.’s Series A Convertible Preferred Stock.		8-K	3.1	7/16/2010	000-53619

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
3.3	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock (as filed with the Secretary of State of Nevada on June 23, 2015)		8-K	3.1	6/24/2014	001-11476
3.4	Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series C Convertible Preferred Stock (filed with the Nevada Secretary of State on January 28, 2016)		8-K	3.1	3/6/2015	001-11476
3.5	Amended and Restated Bylaws of Vertex Energy, Inc.		8-K	3.1	1/15/2014	001-11476
10.1	Employment Agreement with Benjamin P. Cowart effective April 16, 2009 ***		8-K/A	10.5	6/26/2009	000-53619
10.2(#)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013		8-K	10.1	11/12/2013	001-11476
10.3	Amended and Restated Employment Agreement with Chris Carlson dated March 29, 2011 and effective April 1, 2010***		10-K	10.18	12/31/2010	000-53619
10.4	First Amendment to Employment Agreement with Benjamin P. Cowart dated March 25, 2011 and effective as of December 15, 2010***		10-K	10.19	12/31/2010	000-53619
10.5	Employment Agreement with John Strickland - July 2012**		10-Q	10.12	9/30/2012	000-53619
10.6	Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***		10-Q	10.19	9/30/2012	000-53619
10.7	Second Addendum to Employment Agreement with Benjamin P. Cowart, dated August 31, 2012***		10-Q	10.20	9/30/2012	000-53619
10.8	First Addendum to Amended and Restated Employment Agreement with Chris Carlson, dated August 31, 2012***		10-Q	10.21	9/30/2012	000-53619
10.9	2004 Stock Option Plan - World Waste Technologies, Inc.***		10-KSB	10.3	12/31/2004	001-11476
10.10	Form of Stock Option Agreement, pursuant to 2004 Stock Option Plan***		10-KSB	10.4	12/31/2004	001-11476
10.11	2007 Stock Plan - World Waste Technologies, Inc.***		8-K	10.2	5/21/2007	001-11476
10.12	Form of Stock Option Agreement, pursuant to 2007 Stock Option Plan***		8-K	10.3	5/21/2007	001-11476
10.13	Vertex Energy, Inc., 2008 Stock Incentive Plan***		8-K/A	4.1	6/26/2009	000-53619
10.14	2008 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.27	12/31/2012	001-11476
10.15	Vertex Energy, Inc., 2009 Stock Incentive Plan***		8-K	4.1	7/31/2009	000-53619
10.16	2009 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.29	12/31/2012	001-11476
10.17	Vertex Energy, Inc. 2013 Stock Incentive Plan***		S-8	4.1	7/28/2014	333-197659
10.18	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***		8-K	10.1	9/30/2013	001-11476
10.19	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	7/28/2014	333-197659
10.20(#)	Secured Promissory Note ($13,858,066.67)-May 2, 2014-Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender		8-K	10.1	5/6/2014	001-11476
10.21	Guaranty Agreement-Omega Holdings-May 2, 2014		8-K	10.2	5/6/2014	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.22(#)	Credit and Guaranty Agreement dated as of May 2, 2014, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as Guarantors, and Goldman Sachs USA, as Lender and as Administrative Agent, Collateral Agent, and Lead Arranger		8-K	10.3	5/6/2014	001-11476
10.23	Term Loan Note ($40,000,000)-Credit and Guaranty Agreement dated as of May 2, 2014		8-K	10.4	5/6/2014	001-11476
10.24(#)	Pledge and Security Agreement-Credit and Guaranty Agreement dated as of May 2, 2014		8-K	10.5	5/6/2014	001-11476
10.25(#)	Amended and Restated Credit Agreement, among Vertex Energy, Inc., and Vertex Energy Operating, LLC, as Borrowers and Bank of America, N.A., as Lender as of May 2, 2014		8-K	10.6	5/6/2014	001-11476
10.26	Revolving Note ($20,000,000)-Amended and Restated Credit Agreement, as of May 2, 2014		8-K	10.7	5/6/2014	001-11476
10.27(#)	Pledge and Security Agreement-Amended and Restated Credit Agreement, as of May 2, 2014		8-K	10.8	5/6/2014	001-11476
10.28	Amended and Restated Guaranty-Amended and Restated Credit Agreement, as of May 2, 2014		8-K	10.9	5/6/2014	001-11476
10.29	Intercreditor Agreement, May 2, 2014, by and among Bank of America, N.A. and Goldman Sachs Bank USA		8-K	10.10	5/6/2014	001-11476
10.30	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with David Peel (April 2014)***		8-K	10.1	6/24/2014	001-11476
10.31	Retention and Noncompetition Agreement with David Peel (April 2014)***		8-K	10.2	6/24/2014	001-11476
10.32	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***		8-K	10.1	7/29/2014	001-11476
10.33	Form of Common Stock Purchase Agreement dated June 5, 2014 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.1	6/6/2014	001-11476
10.34	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments		10-Q	10.22	6/30/2014	001-11476
10.35	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments		10-Q	10.23	6/30/2014	001-11476
10.36	Operation and Maintenance Agreement dated as of November 3, 2010, by and between Magellan Terminals Holdings, L.P. (f/k/a Marrero Terminal, LLC) and Omega Refining, LLC		10-Q	10.24	6/30/2014	001-11476
10.37(##)	Terminaling Services Agreement between Marrero Terminal LLC (Owner) and Omega Refining, LLC (Customer) dated as of May 1, 2008		10-Q	10.25	6/30/2014	001-11476
10.38(##)	Second Use Motor Oil Buy/Sell Contract dated August 1, 2012, by and between Thermo Fluids, Inc. and Omega Refining, LLC		10-Q	10.26	6/30/2014	001-11476
10.39	Consulting Agreement, Timothy C. Harvey (October 3, 2014)***		8-K	10.1	10/9/2014	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.40	Consulting Agreement between Heartland Group Holdings, LLC and Vertex Energy Operating, LLC (July 28, 2014)		8-K	10.1	10/28/2014	001-11476
10.41	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Benjamin Paul Cowart 2012 Grantor Retained Trust (December 4, 2014)		8-K	4.1	12/9/2014	001-11476
10.42	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Shelley T. Cowart 2012 Grantor Retained Trust (December 4, 2014)		8-K	4.2	12/9/2014	001-11476
10.43	Form of Subscription Agreement dated December 4, 2014		8-K	10.2	12/9/2014	001-11476
10.44	First Amendment to Credit and Guaranty Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Goldman Sachs Bank USA (December 5, 2014)		8-K	10.3	12/9/2014	001-11476
10.45	First Amendment to Amended and Restated Credit Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Bank of America, N.A. (December 5, 2014)		8-K	10.4	12/9/2014	001-11476
10.46	First Amendment to Secured Promissory Note dated January 7, 2015 - Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender		8-K	10.2	1/15/2015	001-11476
10.47	Second Amendment to Credit and Guaranty Agreement dated March 26, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company’s subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA. as Administrative Agent and Collateral Agent for Lender		8-K	10.1	3/31/2015	001-11476
10.48	Common Stock Purchase Warrant to purchase 1,766,874 shares of common stock dated March 26, 2015, by Vertex Energy, Inc., in favor of Goldman, Sachs & Co.		8-K	10.2	3/31/2015	001-11476
10.49(##)	Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated March 27, 2015		8-K/A	10.3	6/16/2015	001-11476
10.50	Revolving Note by Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P. in favor of MidCap Business Credit LLC dated March 27, 2015, in the face amount of up to $7 million [provided that notwithstanding the face amount of such Revolving Note, the Revolving Note only evidences amounts borrowed under such security from time to time]		8-K	10.4	3/31/2015	001-11476
10.51	Intercreditor Agreement dated March 26, 2015, by and between MidCap Business Credit LLC and Goldman Sachs Bank USA		8-K	10.5	3/31/2015	001-11476
10.52	Lease With Option For Membership Interest Purchase (April 30, 2015), by and between Vertex Refining NV, LLC as lessee and Bango Oil, LLC, as landowner		8-K	10.1	5/5/2015	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.53	Acknowledgement and Confirmation Agreement (April 30, 2015), by and among Vertex Energy, Inc., Vertex Refining NV, LLC, Bango Oil, LLC, RESC, LLC, and Diatom Rail Park, LLC		8-K	10.2	5/5/2015	001-11476
10.54	Personal Property Lease (April 30, 2015), by and between Vertex Refining NV, LLC, Omega Refining, LLC and Bango Refining NV, LLC		8-K	10.3	5/5/2015	001-11476
10.55	Consent Letter (April 30, 2015) From Goldman Sachs Bank USA		8-K	10.4	5/5/2015	001-11476
10.56	Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated March 27, 2015		8-K	10.3	6/16/2015	001-11476
10.57	Form of Unit Purchase Agreement dated June 19, 2015 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.1	6/19/2015	001-11476
10.58	Third Amendment to Credit and Guaranty Agreement dated June 18, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company’s subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender		8-K	10.2	6/24/2015	001-11476
10.59	Form of Warrant (incorporated by reference to Exhibit B of the Form of Unit Purchase Agreement incorporated by reference herein as Exhibit 10.57)		8-K	10.3	6/19/2015	001-11476
10.60	Executive Employment Agreement with Benjamin P. Cowart (August 7, 2015)***		10-Q	10.73	6/30/2015	001-11476
10.61	Executive Employment Agreement with Chris Carlson (August 7, 2015)***		10-Q	10.74	6/30/2015	001-11476
10.62	Amended and Restated 2013 Stock Incentive Plan ***		8-K	10.1	9/21/2015	001-11476
10.63(##)	First Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., effective November 1, 2013		8-K/A	10.2	11/10/2015	001-11476
10.64	Executive Employment Agreement with John Strickland (COO), effective October 1, 2015		8-K	10.1	10/19/2015	001-11476
10.65	Fourth Amendment to Credit and Guaranty Agreement dated November 9, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company’s subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender		10-Q	10.78	9/30/2015	001-11476
10.66	First Amendment to Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated November 9, 2015		10-Q	10.79	9/30/2015	001-11476
10.67(##)	Second Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., dated December 3, 2015 and effective January 1, 2016		8-K	10.1	1/15/2016	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.68(###)	Swap Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.1	2/3/2016	001-11476
10.69(###)	Base Oil Sales Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.2	2/3/2016	001-11476
10.70	Subscription Agreement for Series C Convertible Preferred Stock executed by Fox Encore 05 LLC (January 29, 2016)		8-K	10.3	2/3/2016	001-11476
10.71	Promissory Note in the amount of $5.15 million dated January 29, 2016, by Vertex Refining OH, LLC, as borrower and Fox Encore 05 LLC as lender		8-K	10.4	2/3/2016	001-11476
10.72	Open-End Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents by Vertex Refining OH, LLC in favor of Fox Encore 05 LLC (January 29, 2016)		8-K	10.5	2/3/2016	001-11476
10.73	Amended and Restated Credit and Guaranty Agreement, dated January 29, 2016, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as guarantors, various lenders, and Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, and Lead Arranger		8-K	10.6	2/3/2016	001-11476
14.1	Code of Ethical Business Conduct and Whistleblower Protection Policy
16.1	Letter dated April 30, 2015 From LBB & Associates Ltd., LLP		8-K	16.1	5/1/2015	001-11476
21.1	Subsidiaries	X
23.1	Consent of Hein & Associates LLP	X
23.2	Consent of LBB & Associates Ltd., LLP	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
99.2	Charters Of The Compensation Committee; Audit Committee; Nominating And Corporate Governance Committee; and Related Party Transaction Committee		8-K/A	99.2	2/13/2013	001-11476
99.3	Charter of Risk Committee		10-Q	99.2	9/30/2013	001-11476
99.4	Amended Charter of the Compensation Committee effective July 24, 2014		10-Q	99.1	9/30/2014	001-11476
101.INS++	XBRL Instance Document	X
101.SCH++	XBRL Taxonomy Extension Schema Document	X
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X

Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	File No.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X
*    Filed herewith.
**    Furnished herewith.
***    Indicates management contract or compensatory plan or arrangement.
#    Certain portions of these documents (which portions have been replaced by “X’s”) have been omitted in connection with a request for Confidential Treatment which has been accepted by the Commission. This entire exhibit including the omitted confidential information has been filed separately with the Commission.
##    Certain portions of this document (which portions have been replaced by “***’s”) have been omitted in connection with a request for Confidential Treatment which has been accepted by the Commission. This entire exhibit including the omitted confidential information has been filed separately with the Commission.
###    Certain portions of this document as filed herewith (which portions have been replaced by “***’s”) have been omitted in connection with a request for Confidential Treatment which has been submitted to the Commission. This entire exhibit including the omitted confidential information has been filed separately with the Commission.
+    Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Vertex Energy, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
++    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.