Form 10-Q
period 2016-03-31
Vertex Energy Inc.
filed 2016-05-12
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2016

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 29,765,702 shares of common stock issued and outstanding as of May 10, 2016 (which number includes 1,108,928 shares of common stock held in escrow in order to satisfy the indemnification obligations of a certain prior acquisition and sale transaction undertaken by us).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,782,395	$765,364
Accounts receivable, net	3,678,156	6,315,414
Inventory	4,563,132	3,548,311
Prepaid expenses	938,484	1,367,442
Assets being held for sale	—	11,170,243
Total current assets	10,962,167	23,166,774

Noncurrent assets
Fixed assets, at cost	61,997,364	60,846,824
Less accumulated depreciation	(8,918,048)	(7,818,217)
Fixed assets, net	53,079,316	53,028,607
Escrow - noncurrent restricted cash and cash equivalents	1,500,434	—
Intangible assets, net	16,520,425	16,967,985
Other assets	482,750	481,450
Total noncurrent assets	71,582,925	70,478,042
TOTAL ASSETS	$82,545,092	$93,644,816

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,563,438	$13,244,388
Dividends payable	373,706	376,571
Capital leases	190,703	186,948
Current portion of long-term debt, net of unamortized finance costs	8,937,054	18,118,142
Revolving note	550,457	1,744,122
Deferred revenue	1,046,681	323,891
Total current liabilities	18,662,039	33,994,062
Long-term liabilities
Long-term debt, net of unamortized finance costs	4,488,934	5,211,008
Derivative liability	3,534,924	1,548,604
Total liabilities	26,685,897	40,753,674

COMMITMENTS AND CONTINGENCIES	—	—

TEMPORARY EQUITY
Series B preferred shares, $0.001 par value per share; 10,000,000 shares authorized, 8,283,234 and 8,160,809 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively with a liquidation preference of $25,678,025 at March 31, 2016.	12,718,435	11,955,207

	March 31, 2016	December 31, 2015
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 492,716 and 612,943 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively with a liquidation preference of $734,147 and $913,285 at March 31, 2016 and December 31, 2015, respectively.	493	613

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated in 2016, 44,000 and 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively with a liquidation preference of $4,400,000 at March 31, 2016.	44	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 29,765,702 and 28,239,276 issued and outstanding at March 31, 2016 and December 31, 2015, respectively, with 1,108,928 shares held in escrow at March 31, 2016 .	29,765	28,239
Additional paid-in capital	57,381,203	53,014,054
Accumulated deficit	(14,270,745)	(12,106,971)
Total Equity	$43,140,760	$40,935,935
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$82,545,092	$93,644,816

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenues	$14,132,604	$37,684,339
Cost of revenues	14,371,128	38,008,456
Gross loss	(238,524)	(324,117)
Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	5,495,987	5,370,028
Depreciation and amortization expense	1,593,584	1,556,982
Acquisition related expenses	49,376	157,678
Total operating expenses	7,138,947	7,084,688
Loss from operations	(7,377,471)	(7,408,805)
Other income (expense):
Provision for doubtful accounts	—	(2,650,000)
Interest income	476	8
Gain (loss) on sale of assets	9,701,834	(70,478)
Loss on change in value of derivative liability	(1,986,320)	—
Gain on futures contracts	55,916	—
Interest expense	(1,915,492)	(1,531,180)
Total other income (expense)	5,856,414	(4,251,650)
Loss before income tax	(1,521,057)	(11,660,455)
Income tax benefit/(expense)	117,646	(5,306,000)
Net loss	$(1,403,411)	$(16,966,455)
Net loss attributable to Vertex Energy, Inc.	$(1,403,411)	$(16,966,455)

Accretion of discount on Series B Preferred Stock	$(386,658)	$—
Accrual of dividends on Series B Preferred Stock	(373,705)	—
Net loss available to common shareholders	$(2,163,774)	$(16,966,455)
Loss per common share
Basic	$(0.07)	$(0.60)
Diluted	$(0.07)	$(0.60)
Shares used in computing earnings per share
Basic	29,304,722	28,118,396
Diluted	29,304,722	28,118,396

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net loss	$(1,403,411)	$(16,966,455)
Adjustments to reconcile net loss to cash used in operating activities
Stock based compensation expense	124,599	88,214
Depreciation and amortization	2,885,457	1,556,982
Payment-in-kind interest	—	577,440
Rent paid by common stock	244,000	—
Gain on sale of assets	(9,748,562)	—
Loss on sale of assets	46,725	70,478
Increase in fair value of derivative liability	1,986,320	—
Deferred federal income tax expense/(gain)	—	5,306,000
Changes in operating assets and liabilities
Accounts receivable	2,637,258	(418,097)
Allowance for doubtful accounts	—	2,650,000
Inventory	(1,016,556)	1,095,357
Prepaid expenses	428,958	(364,309)
Costs in excess of billings	—	779,285
Accounts payable and accrued expenses	(3,770,626)	661,617
Deferred revenue	722,789	2,447,730
Net cash used in operating activities	(6,863,049)	(2,515,758)
Cash flows from investing activities
Purchase of fixed assets	(1,216,916)	(312,659)
Proceeds from sale of Bango assets	29,788,114	4,500
Costs related to sale of Bango assets	(10,792,446)	—
Establish escrow account - restricted cash	(1,500,000)	—
Proceeds from sale of assets	20,900	—
Net cash provided by (used in) investing activities	16,299,652	(308,159)
Cash flows from financing activities
Proceeds from sale of Series C Preferred stock	4,000,000	—
Proceeds from note payable	5,366,584	—
Payments on notes payable	(16,592,492)	(449,818)
Proceeds from revolving note	20,720,000	1,437,500
Payments on revolving note	(21,913,664)	—
Notes receivable	—	(500,000)
Net cash provided by (used in) financing activities	(8,419,572)	487,682
Net change in cash and cash equivalents	1,017,031	(2,336,235)
Cash and cash equivalents at beginning of the period	765,364	6,017,076
Cash and cash equivalents at end of period	$1,782,395	$3,680,841

SUPPLEMENTAL INFORMATION
Cash paid for interest	474,573	953,115
Cash paid (received) for income tax expense (benefit)	(117,646)	—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	120	17
Accretion of discount on Series B Preferred stock	386,658	—
Series B Preferred dividends accrued	373,706	—

 See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the "Company" or "Vertex Energy") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual consolidated financial statements as filed with the SEC on Form 10-K on April 4, 2016 (the "Form 10-K"). The December 31, 2015 balance sheet was derived from the audited financial statement of our 2015 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period presentation. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2015 as reported in Form 10-K have been omitted.

NOTE 2. GOING CONCERN

During the year ended December 31, 2014, events of default occurred under our Credit Agreement with Goldman Sachs Bank USA (as described in Note 9), which were subsequently waived by Goldman Sachs Bank USA pursuant to amendments to the Credit Agreement. Operating losses in 2014, 2015 and continuing into the first quarter of 2016 have inhibited the Company's ability to generate sufficient cash flows to meet its operating needs. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  To address the cash flow deficiency and operating losses the Company is currently pursuing a number of actions, including: 1) working on inventory strategies related to charging for collection services in this new low oil cost environment; 2) seeking to obtain additional funds through public or private financing sources; 3) restructuring existing debts from lenders; 4) seeking to reduce operating costs; 5) minimizing projected capital costs for 2016 and 6) exploring opportunities to sell or lease any non-income producing assets. There can be no assurances that sufficient liquidity can be generated from one or more of these initiatives or that these initiatives can be consummated within the period needed to meet certain obligations.
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

NOTE 3.  SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventory

Inventories of products consist of feedstocks and refined petroleum products and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable.

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Fair value of financial instruments

Under the FASB ASC, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with the Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.
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
The loss during the quarter ended March 31, 2016 put the Company in an accumulated loss position for the cumulative 12 quarters then ended. The Company did not have sufficient positive evidence to overcome the recent losses and determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2015. As a result, we created a net valuation reserve of $(5,306,000) to offset our entire balance of deferred tax assets of $11,702,000 less our $6,436,000 balance of deferred tax liabilities. This resulted in a net book tax expense of $(5,306,000) in 2015. The March 31, 2016 current income tax benefit is the result of a federal income tax refund.

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

NOTE 4. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At March 31, 2016 and 2015 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	15%	13%	2%	6%
Customer 2	12%	1%	14%	13%
Customer 3	11%	8%	7%	8%
Customer 4	11%	—%	—%	—%
Customer 5	1%	7%	26%	25%
Customer 6	—%	20%	—%	—%

At March 31, 2016 and 2015 and for each of the three months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	100%	—%	—%	40%	60%	—%
Customer 3	—%	100%	—%	—%	100%	—%
Customer 4	100%	—%	—%	—%	—%	—%
Customer 5	100%	—%	—%	100%	—%	—%
Customer 6	—%	—%	100%	—%	—%	—%

The Company purchases goods and services from one company that represented 15% of total purchases for the three months ended March 31, 2016 and one company that represented 11% of total purchases for the three months ended March 31, 2015.

The Company has had various debt facilities available for use, of which there was $14,551,271 and $26,954,092 outstanding as of March 31, 2016 and December 31, 2015, respectively. See Note 9 for further details.

In February 2013, Bank of America agreed to lease the Company equipment to enhance the TCEP operation, which went into effect in April 2013.  Under the current terms of the lease agreement, 25 monthly payments remain of approximately $13,328 each.

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
Vertex Refining, NV, LLC ("Vertex Refining, NV"), the wholly-owned subsidiary of Vertex Operating, and the Company were named as defendants in a lawsuit filed on or about August 3, 2015, in the Tenth Judicial District Court in the State of Nevada, in and for the County of Churchill, case #15-10DC-0502, by Republic Bank N.A. alleging breach of contract and unjust enrichment with respect to the Asset Purchase Agreement dated May 2, 2014 between the defendants and Omega Refining, LLC, regarding the sale of refinery assets in Fallon, Nevada. This case has been settled and a stipulation for dismissal was filed on or about March 10, 2016.

Vertex Refining LA, LLC ("Vertex Refining LA"), the wholly-owned subsidiary of Vertex Operating, was named as a defendant, along with numerous other parties, in five lawsuits filed on or about February 12, 2016, in the Second Parish Court for the Parish of Jefferson, State of Louisiana, Case No. 121749, by Russell Doucet et. al., Case No. 121750, by Kendra Cannon et. al., Case No. 121751, by Lashawn Jones et. al., Case No. 121752, by Joan Strauss et. al. and Case No. 121753, by Donna Allen et. al. The suits relate to alleged noxious and harmful emissions from our facility located in Marrero, Louisiana. The suits seek damages for physical and emotional injuries, pain and suffering, medical expenses and deprivation of the use and enjoyment of plaintiffs’ homes. We intend to vigorously defend ourselves and oppose the relief sought in the complaints, provided that at this stage of the litigation, the Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

NOTE 5. DISPOSITION

On January 28, 2016, the Company entered into an Asset Purchase Agreement (the “Sale Agreement”) with Bango Oil, LLC (“Bango Oil”) and Safety-Kleen Systems Inc. (“Safety-Kleen”) pursuant to which the Company agreed to sell to Safety-Kleen the used oil re-refining plant on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”), which we previously rented, and all equipment, tools and other tangible personal property located at the Bango Plant, which relate to or are used in connection with the operations of the Bango Plant (collectively, the “Bango Assets”) for an aggregate purchase price of $35 million. As shown in the table below, a gain on sale of approximately $9.7 million was recorded associated with the sale. The gain on sale is included in the accompanying consolidated statement of operations.

Sales price (fair value)	$35,000,000
Release of lien on certain equipment at the Bango Plant	(3,100,000)
Transaction Fees	(2,112,000)
Net Proceeds	29,788,000
Book Value at January 29, 2016 (date transaction closed)	20,039,438
Gain on Sale	9,748,562
Net proceeds were used to pay an aggregate of $16.1 million toward the Credit Agreement with Goldman Sachs Bank (described in Note 9), $9.3 million to exercise the Purchase Option (described below) and $1.5 million for equipment and rail park lease acquisitions subsequently included in the Sale Agreement.

Additionally, at the closing, we placed $1.5 million in cash and $1 million worth of our common stock (1,108,928 shares) into escrow with 50% of the shares to be released to us 12 months following the closing and such cash and the remainder of the shares held in escrow to be released to us 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value.

Finally, the Sale Agreement required the Company to use sale proceeds to exercise the purchase option set forth in that certain Lease With Option For Membership Interest Purchase (the “Bango Lease”) entered into on April 30, 2015, by and between us, Vertex Refining NV and Bango Oil, whereby, we had the option at any time during the term of the lease to purchase all of the equity interests of Bango Oil (the “Purchase Option”), effectively acquiring ownership of the Bango Plant for $9.3 million. The Membership Interest Purchase Agreement contains standard and customary representations of the parties and indemnification rights, subject in each case to a $3 million cap on aggregate indemnification. Upon the closing of the Membership Interest Purchase Agreement, we effectively obtained ownership of the Bango Plant, which we then sold to Safety-Kleen, and Bango Oil became a wholly- owned subsidiary of Vertex Refining NV.

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at:

	March 31, 2016	December 31, 2015
Accounts receivable	$5,643,500	$8,280,749
Allowance for doubtful accounts	(1,965,344)	(1,965,335)
Accounts receivable, net	$3,678,156	$6,315,414

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

NOTE 7. NOTES RECEIVABLE

Current portion of notes receivable, net, consists of the following at:

	March 31, 2016	December 31, 2015
Notes receivable (collateralized by invoiced accounts receivable)	$—	$5,346,452
Allowance for doubtful accounts	—	(3,654,790)
Notes receivable (collateralized by invoiced accounts receivable), net	$—	$1,691,662

The current notes receivable represents amounts due from Omega Holdings, LLC. Of the total notes receivable balance, $1,691,662 represents invoiced amounts that did not bear interest as of December 31, 2015.

The remaining portion of the term notes receivable balance of $8,308,000 at December 31, 2015 also represents amounts due from Omega Holdings, LLC. The $8,308,000 balance was based on the purchase price allocated to the Nevada facility ("Bango facility"). The note carried an interest rate of 9.5% per annum and was collateralized by assets at the Bango facility.

Both of the Omega Holdings, LLC notes receivable (with balances of $1,691,662 and $8,308,000) were re-classified as "Assets held for sale" on the Balance Sheet at December 31, 2015. The Company sold the Bango facility in January, 2016 at which time the note was satisfied in full.

NOTE 8. ASSETS HELD FOR SALE

During 2015 the Company reclassified amounts due from Omega Holdings, LLC to the Company based on the portion of the acquisition purchase price that was allocated to the Bango facility (see Note 5 - Disposition). The Company sold the Bango facility in January 2016 so the following assets were re-classified as "Assets held for sale" at December 31, 2015. The balance of "Assets held for sale" at March 31, 2016 is zero.

Accounts Receivable	$1,691,662
Note Receivable - Current	8,308,000
Fixed Assets - Construction in Process	1,170,581
Total Assets held for sale at December 31, 2015	11,170,243
January 2016 sale of assets	(11,170,243)
Total Assets held for sale as of March 31, 2016	$—

NOTE 9. LINE OF CREDIT AND LONG-TERM DEBT

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
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc., as lender (“Lender”) and Goldman Sachs Bank USA, a New York State-Chartered Bank, as Administrative Agent, Lead Arranger and Collateral Agent (“Agent”) entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”), which amended and restated the Credit Agreement. The Restated Credit Agreement changed the Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Credit Agreement on substantially similar terms as the currently outstanding amounts owed to the Lender); modified the Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant as described above; provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by a Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allowed for the issuance of the Fox Note (defined below) and the Mortgage (defined below) confirmed that we are required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Credit Agreement as a result of various financial ratios we are required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we are required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Credit Agreement include events of default under the Fox Note; and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Credit Agreement. The balance under the Credit Agreement was $6,400,000 at March 31, 2016 and principal payments in the amounts of $2,400,000, $3,200,000 and $800,000 are due in 2016, 2017 and 2018, respectively.
Effective March 27, 2015, the Company, Vertex Operating and all of the Company’s other subsidiaries other than E-Source Holdings, LLC ("E-Source") and Golden State Lubricant Works, LLC entered into a Loan and Security Agreement with MidCap Business Credit LLC (“MidCap” and the “MidCap Loan Agreement”). Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85% of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which have not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default has occurred or is continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement is subject to certain standard conditions and requirements.

On November 9, 2015, we and certain of our subsidiaries entered into a First Amendment to Loan and Security Agreement (the “Midcap First Amendment”). The Midcap First Amendment amended the Midcap Loan Agreement to add Vertex Refining OH, LLC ("Vertex OH") as a party thereto; remove Vertex OH’s requirement to enter into a negative pledge agreement with MidCap; created separate maximum borrowing base credit limits for Vertex OH’s accounts and customers ($100,000 maximum per customer, subject to certain exceptions); excluded customers who are based outside of the U.S. or Canada from the credit limits if backed by a bank letter of credit or covered by a foreign receivables insurance policy; removed inventory of Vertex OH from the definition of Eligible Inventory under the Midcap Loan Agreement; and provided that additional affiliates of the Company may become party to the Midcap Loan Agreement by executing an assumption agreement and revolving note in favor of Midcap.

On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore 05 LLC, the prior owner of Bango Oil ("Fox Encore") and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension will extend the Maturity Date of the Fox Note until January 31, 2017, the second extension will extend the Maturity Date of the Fox Note until July 31, 2017, and the third extension will extend the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elects to exercise the Extension Option to extend the Maturity Date to January 31, 2017, the 3% fee for such extension is not to be paid in cash but is instead added to the outstanding principal balance of the Fox Note. The Fox Note may be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid is decreased by $150,000. The Fox Note is secured by the Mortgage described below. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default. The Fox Note also includes a provision allowing the Lender (or any other lender party to the Restated Credit Agreement) to purchase the Fox Note upon the occurrence of an event of default under the Restated Credit Agreement.
On January 29, 2016, Vertex OH, entered into an Open-End Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents agreement (the “Mortgage”) with Fox Encore in order to secure the amount owed under the Fox Note discussed above. Pursuant to the Mortgage, Vertex OH granted Fox Encore a security interest in the Columbus, Ohio refinery owned by Vertex OH.

The Company has notes payable to Texas Citizens Bank bearing interest at 5.5% per annum, maturing on January 7, 2020.  The balance of the notes payable is $1,865,624 at March 31, 2016.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $515,762 at December 31, 2015 and a balance of $310,440 at March 31, 2016.

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments made since 2014 have reduced the balance to $274,750 at March 31, 2016.

For the quarter ending March 31, 2016, we reported interest expense of approximately $1.9 million of which $0.5 million is interest expense on our currently outstanding debt and the remaining $1.3 million is a one-time write off of the Goldman Sachs deferred finance costs and one-time interest related expenses of $.1 million on the Fox Encore Note. The write off of these deferred finance costs was due to the accelerated $16 million payment made on the Goldman Sachs loan as noted above.

The Company's outstanding debt facilities as of March 31, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2016
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017	$7,000,000	$550,457
Goldman Sachs USA	Term Loan - Restated Credit Agreement	January 29, 2016	May 2, 2019	8,900,000	6,400,000
Fox Encore Promissory Note	Promissory Note	January 29, 2016	July 31, 2016	5,150,000	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	3,154,860	274,750
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,045,500	1,865,624
Various institutions	Insurance premiums financed	Various	< 1 year	1,789,481	310,440
Total					$14,551,271
Deferred Finance Cost, Net					(384,121)
Total, net of Deferred Finance Costs, Net				$28,039,841	$14,167,150

Future contractual maturities of notes payable are summarized as follows:

Creditor	2016	2017	2018	2019	2020	Thereafter
MidCap Revolving Line of Credit	$550,457	$—	$—	$—	$—	$—
Goldman Sachs USA	2,400,000	3,200,000	800,000	—	—	—
Fox Encore Promissory Note	5,150,000	—	—	—	—	—
Pacific Western Bank	141,596	133,154	—	—	—	—
Texas Citizens Bank	334,118	468,225	495,013	523,333	44,935	—
Various institutions	310,440	—	—	—	—	—
Totals	$8,886,611	$3,801,379	$1,295,013	$523,333	$44,935	$—
NOTE 10. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three months ended March 31, 2016 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended March 31, 2016 excludes: 1) options to purchase 2,607,552 shares of common stock, 2) warrants to purchase 4,252,135 shares of common stock, 3) Series B Preferred stock which is convertible into 8,283,234 shares of common stock and 4) Series A Preferred and Series C Preferred stock, also convertible to common stock.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Basic Earnings per Share
Numerator:
Net (loss) income available to common shareholders	$(2,163,774)	$(16,966,455)
Denominator:
Weighted-average shares outstanding	29,304,722	28,118,396
Basic earnings per share	$(0.07)	$(0.60)

Diluted Earnings per Share
Numerator:
Net (loss) income available to common shareholders	$(2,163,774)	$(16,966,455)
Denominator:
Weighted-average shares outstanding	29,304,722	28,118,396
Effect of dilutive securities
Stock options and warrants	—	—
Preferred stock	—	—
Diluted weighted-average shares outstanding	29,304,722	28,118,396
Diluted earnings per share	$(0.07)	$(0.60)
NOTE 11. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of March 31, 2016, there were 29,765,702 common shares issued and outstanding (which number does not include the 1,108,928 shares of common stock held in escrow in order to satisfy the indemnification obligations of certain prior acquisition and sale transactions undertaken by us).

Each share of the Company's common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by the Company's board of directors. No holders of any shares of the Company's common stock have a preemptive right to subscribe for any of the Company's securities, nor are any shares of the Company's common stock subject to redemption or convertible into other securities. Upon liquidation, dissolution or winding-up of the Company and after payment of creditors and preferred shareholders of the Company, if any, the assets of the Company will be divided pro rata on a share-for-share basis among the holders of the Company's common stock. Each share of the Company's common stock is entitled to one vote. Shares of the Company's common stock do not possess any cumulative voting rights.

Common stock activity during the three months ended March 31, 2016 was as follows:

•	On January 21, 2016, the Company issued 244,000 shares of common stock to pay the January 2016 rent due pursuant to the terms of our lease on our Fallon, Nevada plant.

•
On January 29, 2016, the Company issued 1,108,928 shares of common stock as part of the escrow fulfillment of the sale of the Vertex Refining Nevada assets to Safety-Kleen Systems, Inc. (the "Bango Sale").

•	On February 4, 2016, the Company issued 53,271 shares of common stock in connection with a former employee's cashless exercise of stock options to purchase 100,000 shares of common stock.

•	On February 5, 2016, the Company issued 120,227 shares of common stock in the conversion of an equal amount of Series A Preferred shares into common stock.

NOTE 12.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. The number of designated shares of the Company's Series C Preferred Stock is 44,000. As of March 31, 2016 and December 31, 2015, there were 492,716 shares and 612,943 shares of Series A Preferred Stock issued and outstanding, respectively. As of March 31, 2016 and December 31, 2015, there were 8,283,234 and 8,160,809 shares of Series B Preferred Stock issued and outstanding, respectively. As of March 31, 2016 and December 31, 2015 there were 44,000 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.
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

•	If we consummate an underwritten public offering of our securities at a price per share not less than $10.00 and for a total gross offering amount of at least $10 million; or

•	If a sale of the Company occurs resulting in proceeds to the holders of Series A Preferred of a per share amount of at least $10.00.

•	Each share of Series A Preferred converts into one share of common stock, subject to adjustment.

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

The Placement Agent received a commission equal to 6.5% of the gross proceeds (less $4.0 million raised from certain investors in the Offering for which they received no fee) from the Offering, for an aggregate commission of $1.365 million which was netted against the proceeds.

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
The following table represents the carrying amount of the Series B Preferred Stock, classified as Temporary Equity on the Balance Sheet, at inception and as of March 31, 2016 and December 31, 2015 :

Temporary Equity:
At Inception	June 24, 2015
Face amount of Series B Preferred	$25,000,000
Less: warrant value	7,028,067
Less: beneficial conversion feature	5,737,796
Less: issuance costs and fees	1,442,462
Carrying amount at inception	$10,791,675

	March 31, 2016	December 31, 2015
Face amount of Series B Preferred	$25,000,000	$25,000,000
Less: unaccreted discount	(12,281,565)	(13,044,793)
Carrying amount at March 31, 2016	$12,718,435	$11,955,207

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares are accounted for net outside of stockholders’ equity at $12,718,435 with the warrants accounted for as liabilities at their fair value of $3,534,924 as of March 31, 2016. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.
The changes in liabilities measured using significant unobservable inputs for the three months ended March 31, 2016 were as follows:

Level Three Roll-Forward
Item	Level 3
Balance at December 31, 2014	$—
Warrants issued June 24, 2015	7,028,067
Change in valuation of warrants	(5,479,463)
Balance at December 31, 2015	$1,548,604
Change in valuation of warrants	1,986,320
Balance at March 31, 2016	$3,534,924

The warrants related to the Series B Preferred Stock were revalued at March 31, 2016 and December 31, 2015 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $3,534,924. The dynamic Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 70%-100%, risk free interest rate of 1.21%, and expected term of 4.16 years.
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
For the quarters ending March 31, 2016 and December 31, 2015, respectively, a total of $ $373,706 and 376,571 of dividends were accrued on our outstanding Series B Preferred Stock (not including shares of Series B Preferred Stock converted into common stock in August 2015, as described above). We were prohibited from paying such dividends in shares of common stock because the applicable Dividend Stock Payment Price was below $2.91. The “Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock. Pursuant to the terms of our Credit Agreement, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind for the quarters ending March 31, 2016 and December 31, 2015, respectively, by way of the issuance of restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock totaling 124,258 and 122,425 in April 2016 and January 2016, respectively. If converted in full, the 124,258 and 122,425 shares of restricted Series B Preferred Stock would convert into 124,258 and 122,425, respectively, shares of our common stock.
Series C Convertible Preferred Stock

On January 29, 2016, we sold 44,000 shares of newly-designated Series C Preferred Stock (as described below) in consideration for $4 million.

The Series C Convertible Preferred Stock ("Series C Preferred Stock"), authorized on January 29, 2016, does not accrue a dividend, but has participation rights on an as-converted basis, to any dividends paid on the Company’s common stock (other than dividends paid solely in common stock). Each Series C Preferred Stock share has a $100 face value, and a liquidation preference (in the amount of $100 per share) which is junior to the Company’s previously outstanding shares of preferred stock, senior credit facilities and other debt holders as provided in further detail in the designation, but senior to the common stock.

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

NOTE 13.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three months ended March 31, 2016 and 2015 is as follows:

THREE MONTHS ENDED MARCH 31, 2016
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$10,133,494	$2,626,455	$1,372,655	$14,132,604

Income (loss) from operations	$(6,983,184)	$(276,304)	$(117,983)	$(7,377,471)

THREE MONTHS ENDED MARCH 31, 2015
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$24,913,976	$8,266,120	$4,504,243	$37,684,339

Income (loss) from operations	$(7,893,676)	$55,049	$429,822	$(7,408,805)

NOTE 14. INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax income from continuing operations as a result of the following for the estimated fiscal years 2016 and 2015:

	2016	2015
Statutory tax on book income	$(477,000)	$(5,852,000)
Permanent differences	571,000	(3,428,000)
Net operating loss utilization	—	—
Change in valuation allowance	(211,000)	15,109,000
Other	(646)	(523,000)
Income tax expense (benefit)	$(117,646)	$5,306,000
NOTE 15. SUBSEQUENT EVENTS

Issuance of Series B Preferred Stock Shares In-Kind

Pursuant to the terms of our Credit Agreement with our senior lender, we are prohibited from paying dividends in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 124,258 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2016. If converted in full, the 124,258 shares of restricted Series B Preferred Stock would convert into 124,258 shares of our common stock.

Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement
On May 9, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”), which amended the Restated Credit Agreement. Pursuant to Amendment No. 1, we, Vertex Operating, substantially all of our other wholly-owned subsidiaries, the Lender and the Agent, agreed to amend the Restated Credit Agreement to (a) change the threshold constituting a change of control under the Restated Credit Agreement, from any time that Benjamin P. Cowart, our Chief Executive Officer, Chairman and largest stockholder, ceases to beneficially own and control at least 20% on a fully diluted basis of the economic and voting interests of our capital stock (“Fully-Diluted Capital Stock”), to any time that Mr. Cowart beneficially owns less than 10% of our Fully-Diluted Capital Stock; (b) extend the date that we are required to meet certain fixed charge coverage ratios from the quarter ending September 30, 2016, to the quarter ending March 31, 2017; (c) adjust the calculation of leverage ratio described in the Restated Credit Agreement; (d) allow for the Offering (described below) and the required payment of $800,000 to the Lender in connection with such Offering (representing the payment originally due June 30, 2016); (e) provide that the financial covenants relating to fixed charge ratios and leverage ratios would not be tested for the quarters ending September 30, 2016 and December 31, 2016, in the event we make the $800,000 payment to the Lender described below (f) amend the required timing for certain other post-closing events to occur under the terms of the Restated Credit Agreement; and (g) include a release whereby we (and substantially all of our wholly-owned subsidiaries) released the Investor and Agent for any claims which we had, or could have had, as of the date the parties entered into Amendment No. 1.

Unit Offering
On May 10, 2016, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell to the Investors an aggregate of approximately 12 million units (the “Units”), each consisting of (i) one share of to-be designated Series B1 Preferred Stock of the Company, $0.001 par value per share (the “Series B1 Preferred Stock”) and (ii) one warrant to purchase one-quarter of a share of common stock of the Company, $0.001 par value per share (each a “Warrant” and collectively, the “Warrants”). The Units were agreed to be sold at a price of $1.56 per Unit (the “Unit Price”) (a 2.6% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the Purchase Agreement was entered into which was $1.52 per share (the “Closing Bid Price”)). The Warrants have an exercise price of $1.53 per share ($0.01 above the Closing Bid Price). Total gross proceeds from the offering of the Units (the “Offering”) will be approximately $19.3 million.

A total of approximately $18.6 million of the securities sold in the Offering came from investors who participated in the Company’s prior June 2015 offering of Series B Preferred Stock and warrants to purchase shares of common stock. 60% of the funds received from such investors will be used to immediately repurchase such investors’ Series B Preferred Stock. As a result, a total of approximately $11.2 million of the proceeds raised in the Offering will be used to immediately repurchase and retire approximately 3.6 million shares of Series B Preferred Stock and pay accrued interest on such repurchased shares through the closing date (the “Repurchases”), leaving net proceeds of approximately $8.1 million, before deducting placement agents’ fees and estimated offering expenses. Of these net proceeds, $800,000 will be used to pay amounts owed to the Lender, as discussed above and the remaining proceeds for working capital purposes and potential acquisitions.

Craig-Hallum Capital Group LLC (the “Placement Agent”) acted as exclusive placement agent in connection with the Offering. The Placement Agent will receive a commission equal to 6.5% of the net proceeds after affecting the Repurchases described above, from the Offering, for an aggregate commission of approximately $530,000.

The Company’s Chief Executive Officer and Chairman, Benjamin P. Cowart and the Company’s Chief Financial Officer and Secretary, Chris Carlson, each agreed to purchase 32,052 Units ($50,000 of Units) in the Offering and in connection with such purchases will be issued 32,052 shares of Series B1 Preferred Stock and Warrants to purchase 8,013 shares at the closing of the Offering.

The Purchase Agreement contains customary representations and warranties and covenants of the Company and is subject to customary closing conditions. The Company anticipates that the Offering will close on or about May 13, 2016, subject to the satisfaction or waiver of the closing conditions.

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

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on April 4, 2016 and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

Corporate History:
Vertex Energy, Inc. (the “Company,” “we,” “us,” and “Vertex”) was formed as a Nevada corporation on May 14, 2008. Pursuant to an Amended and Restated Agreement and Plan of Merger dated May 19, 2008, by and between Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), us, World Waste Technologies, Inc., a California corporation (“WWT” or “World Waste”), Vertex Merger Sub, LLC, a California limited liability company and our wholly-owned subsidiary (“Merger Subsidiary”), and Benjamin P. Cowart, our Chief Executive Officer, as agent for our shareholders (as amended from time to time, the “Merger Agreement”). Effective on April 16, 2009, World Waste merged with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation and becoming our wholly-owned subsidiary (the “Merger”). In connection with the Merger, (i) each outstanding share of World Waste common stock was canceled and exchanged for 0.10 shares of our common stock; (ii) each outstanding share of World Waste Series A preferred stock was canceled and exchanged for 0.4062 shares of our Series A preferred stock; and (iii) each outstanding share of World Waste Series B preferred stock was canceled and exchanged for 11.651 shares of our Series A preferred stock.

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
We currently provide our services in 15 states, primarily in the Gulf Coast and Central Midwest regions of the United States. For the rolling twelve month period ending March 31, 2016, we aggregated approximately 108.6 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 69.5 million gallons of used motor oil with our proprietary Thermal Chemical Extraction Process (“TCEP”), VGO and Base Oil processes.
Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners.
Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to end customers. We operate a refining facility that uses our proprietary TCEP and we also utilize third-party processing facilities. We also acquired our Marrero, Louisiana facility, which facility re-refines used motor oil and also produces vacuum gas oil ("VGO") and our Myrtle Grove re-refining complex in Belle Chasse, Louisiana in May 2014. At the same time we acquired Golden State Lubricant Works, LLC ("Golden State"), a blending and storage facility in Bakersfield, California which is no longer in operation as of the date of this report.
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
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 15 transportation trucks and more than 150 aboveground storage tanks with over 7.3 million gallons of storage capacity. These assets are used by both the Black Oil division and the Refining and Marketing division. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. We also use our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing; however we are currently not utilizing our TCEP technology due to market conditions. In addition, at our Marrero facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.
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
We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 50 million gallons at another location would be approximately $10 - $15 million, which could fluctuate based on throughput capacity. The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility. As noted above, we are currently not utilizing this technology.
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
Acquisitions:
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

•
Cedar Marine Terminals, L.P. ("Cedar Marine Terminals") operates a 19-acre bulk liquid storage facility on the Houston Ship Channel. The terminal serves as a truck-in, barge-out facility and provides throughput terminal operations. Cedar Marine Terminals is also the site of our proprietary, patented, TCEP (described above).

•	Crossroad Carriers, L.P. is a third-party common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and product streams.

•
Vertex Recovery L.P. ("Vertex Recovery") is a generator solutions company for the recycling and collection of used oil and oil-related residual materials from large regional and national customers throughout the U.S. and Canada. It facilitates its services through a network of independent recyclers and franchise collectors.

•	H&H Oil, L.P. collects and recycles used oil and residual materials from customers based in Austin, Baytown, San Antonio and Corpus Christi, Texas.

Benjamin P. Cowart, our Chief Executive Officer, President, Chairman and largest shareholder, directly or indirectly owned a 77% interest in Holdings and a 100% interest in B&S LP. Additionally, Chris Carlson, our Chief Financial Officer, owned a 10% interest in Holdings.
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
Effective October 1, 2013, Vertex acquired a 51% interest in E-Source Holdings, LLC (“E-Source”), a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. E-Source falls under our Recovery division. Effective January 1, 2014, the Company purchased an additional 19% ownership interest in E-Source. On September 4, 2014, the Company acquired the remaining 30% interest in E-Source and as of such date the Company owns 100% of E-Source.
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

Pursuant to the Omega Purchase Agreement, we agreed to acquire certain of Omega’s assets related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services. Specifically, the assets included Omega’s Marrero, Louisiana and Bango, Nevada, re-refineries (which re-refine approximately 80 million gallons of used motor oil per year). Additionally, the Marrero, Louisiana plant produces vacuum gas oil (VGO) and the Bango, Nevada plant produces base lubricating oils. Omega also operated Golden State Lubricants Works, LLC, a strategic blending and storage facility located in Bakersfield, California, which we acquired in the acquisition and have since ceased operations at. In connection with the acquisition, we also acquired certain of Omega's prepaid assets and inventory.
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
The assets and operations acquired from Omega fall under our Black Oil division.
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
Any Contingent Payment due is payable 50% in cash and 50% in shares of the Company’s common stock based on VWAP commencing on the trading day immediately following the last day of the Earnout Period and ending on such tenth trading day thereafter. Additionally, the amount of any Contingent Payment is reduced by two-thirds of the cumulative total of required capital expenditures incurred at Heartland’s refining facility in Columbus, Ohio, which are paid or funded by Vertex OH after the closing, not to exceed $866,667, which capital expenditures are estimated to total $1.3 million in aggregate. In December 2015 the Company wrote off the $6,069,000 that was included in liabilities as a contingency because the projections indicated there would more likely than not be a payout during the Earnout Period.
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
The assets and operations acquired from Heartland fall under our Black Oil division.
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
Pursuant to the Sale Agreement, which closed on January 29, 2016, we (through Bango Oil after we acquired Bango Oil as described below pursuant to our exercise of the Purchase Option) sold Safety-Kleen the used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”), which we previously rented, and all equipment, tools and other tangible personal property located at the Bango Plant, which relate to or are used in connection with the operations of the Bango Plant (collectively, the “Bango Assets”). Safety-Kleen assumed certain liabilities associated with contracts assumed in the purchase and related to bringing the Bango Plant back into operational status. The aggregate purchase price for the Bango Assets was $35 million, subject to adjustment as described in the Sale Agreement for certain taxes, costs and expenses incurred by Safety-Kleen after closing. A total of $1.3 million of the purchase price was used by us in order to exercise the options we had pursuant to two Lease and Purchase Agreements (the “Equipment Leases”) we were party to, which provided for the use of a rail facility and related equipment and a pre-fabricated metal building located at the Fallon, Nevada, facility, and which provided us (through Vertex Refining Nevada) the right to acquire the applicable property/equipment subject to each Equipment Lease at any time prior to the expiration of the leases for $914,000 and $400,000, respectively. Additionally, $100,000 of the purchase price was retained by Safety-Kleen to acquire certain water rights necessary for operation of the Bango Plant. Finally, a required closing condition of the Sale Agreement was that we use a portion of the purchase price to exercise the purchase option set forth in that certain Lease With Option For Membership Interest Purchase (the “Bango Lease”) entered into on April 30, 2015, by and between us, Vertex Refining Nevada and Bango Oil, whereby, we had the option at any time during the term of the lease to purchase all of the equity interests of Bango Oil (the “Purchase Option”), effectively acquiring ownership of the Bango Plant. The Purchase Option was exercised by us on January 29, 2016, in connection with the closing of the Sale Agreement, at which time Bango Oil became a wholly-owned subsidiary of Vertex Refining Nevada, and we paid approximately $9 million of consideration to Bango Oil in connection with the Purchase Option as described in greater detail below under “Membership Interest Purchase Agreement”. The terms of the Bango Lease and Equipment Leases are described in greater detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 5, 2015. Additionally, an aggregate of $16 million of the purchase price paid by Safety-Kleen in connection with the Sale Agreement was required to be paid by us to our senior lender, Goldman Sachs Bank USA, at closing, which amount was paid at closing, and which funds were used to pay down amounts owed to Goldman Sachs Bank USA under our Credit Agreement, as described in greater detail below under “Amended and Restated Credit and Guaranty Agreement”.
Additionally, at the closing, we placed $1.5 million in cash and $1 million worth of our common stock (1,108,928 shares) into escrow with 50% of the shares to be released 12 months following the closing and such cash and the remainder of the shares held in escrow to be released 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value.
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
Subscription Agreement
On January 29, 2016, separate from and subsequent to the closing of the transactions contemplated by the Membership Interest Purchase Agreement, Fox Encore entered into a Subscription Agreement with the Company whereby Fox Encore subscribed for and purchased 44,000 shares of newly-designated Series C Preferred Stock (as described below) in consideration for $4 million. The 44,000 shares of Series C Preferred Stock are convertible into 4,400,000 shares of the Company’s common stock subject to the terms of a Certificate of Designation of the Series C Preferred Stock (see terms of the Series C Preferred Stock described in greater detail below in Note 12 to the financial statements included in “Part I” - “Item 1. Financial Statements”.

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
Unit Offering
On May 10, 2016, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell to the Investors an aggregate of approximately 12 million units (the “Units”), each consisting of (i) one share of to-be designated Series B1 Preferred Stock of the Company, $0.001 par value per share (the “Series B1 Preferred Stock”) and (ii) one warrant to purchase one-quarter of a share of common stock of the Company, $0.001 par value per share (each a “Warrant” and collectively, the “Warrants”). The Units were agreed to be sold at a price of $1.56 per Unit (the “Unit Price”) (a 2.6% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the Purchase Agreement was entered into which was $1.52 per share (the “Closing Bid Price”)). The Warrants have an exercise price of $1.53 per share ($0.01 above the Closing Bid Price). Total gross proceeds from the offering of the Units (the “Offering”) will be approximately $19.3 million.
A total of approximately $18.6 million of the securities sold in the Offering came from investors who participated in the Company’s prior June 2015 offering of Series B Preferred Stock and warrants to purchase shares of common stock. 60% of the funds received from such investors will be used to immediately repurchase such investors’ Series B Preferred Stock. As a result, a total of approximately $11.2 million of the proceeds raised in the Offering will be used to immediately repurchase and retire approximately 3.6 million shares of Series B Preferred Stock and pay accrued interest on such repurchased shares through the closing date (the “Repurchases”), leaving net proceeds of approximately $8.1 million, before deducting placement agents’ fees and estimated offering expenses. Of these net proceeds, $800,000 will be used to pay amounts owed to the Lender, as discussed above and the remaining proceeds for working capital purposes and potential acquisitions.
Craig-Hallum Capital Group LLC (the “Placement Agent”) acted as exclusive placement agent in connection with the Offering. The Placement Agent will receive a commission equal to 6.5% of the net proceeds after affecting the Repurchases described above, from the Offering, for an aggregate commission of approximately $530,000.
The Company’s Chief Executive Officer and Chairman, Benjamin P. Cowart, and the Company’s Chief Financial Officer and Secretary, Chris Carlson, each agreed to purchase 32,052 Units ($50,000 of Units) in the Offering and in connection with such purchases will be issued 32,052 shares of Series B1 Preferred Stock and Warrants to purchase 8,013 shares at the closing of the Offering.

The Purchase Agreement contains customary representations and warranties and covenants of the Company and is subject to customary closing conditions. The Company anticipates that the Offering will close on or about May 13, 2016, subject to the satisfaction or waiver of the closing conditions. The Offering terms and the terms of the Series B1 Preferred Stock is described in greater detail in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016.
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
Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement
On May 9, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”), which amended the Restated Credit Agreement. Pursuant to Amendment No. 1, we, Vertex Operating, substantially all of our other wholly-owned subsidiaries, the Lender and the Agent, agreed to amend the Restated Credit Agreement to (a) change the threshold constituting a change of control under the Restated Credit Agreement, from any time that Benjamin P. Cowart, our Chief Executive Officer, Chairman and largest stockholder, ceases to beneficially own and control at least 20% on a fully diluted basis of the economic and voting interests of our capital stock (“Fully-Diluted Capital Stock”), to any time that Mr. Cowart beneficially owns less than 10% of our Fully-Diluted Capital Stock; (b) extend the date that we are required to meet certain fixed charge coverage ratios from the quarter ending September 30, 2016, to the quarter ending March 31, 2017; (c) adjust the calculation of leverage ratio described in the Restated Credit Agreement; (d) allow for the Offering (described below) and the required payment of $800,000 to the Lender in connection with such Offering (representing the payment originally due June 30, 2016); (e) provide that the financial covenants relating to fixed charge ratios and leverage ratios would not be tested for the quarters ending September 30, 2016 and December 31, 2016, in the event we make the $800,000 payment to the Lender described herein; (f) amend the required timing for certain other post-closing events to occur under the terms of the Restated Credit Agreement; and (g) include a release whereby we (and substantially all of our wholly-owned subsidiaries) released the Investor and Agent for any claims which we had, or could have had, as of the date the parties entered into Amendment No. 1.

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

Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with the Holdings, E-Source, Omega Refining acquisitions and Warren Ohio Holdings Co., LLC f/k/a Heartland Group Holdings, LLC ("Heartland") asset purchase, described in greater detail above under "Part 1"-"Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations"-"Material Acquisitions".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Set forth below are our results of operations for the three months ended March 31, 2016 as compared to the same period in 2015.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenues	$14,132,604	$37,684,339	$23,551,735	62%
Cost of revenues	14,371,128	38,008,456	23,637,328	62%
Gross profit (loss)	(238,524)	(324,117)	85,593	(26)%

Selling, general and administrative expenses (exclusive of acquisition related expenses)	5,495,987	5,370,028	(125,959)	(2)%
Depreciation and amortization	1,593,584	1,556,982	(36,602)	(2)%
Acquisition related expenses	49,376	157,678	108,302	69%
Total operating expenses	7,138,947	7,084,688	(54,259)	(1)%

Loss from operations	(7,377,471)	(7,408,805)	31,334	—%

Other income (expense):
Provision for doubtful accounts	—	(2,650,000)	2,650,000	100%
Other income (loss)	476	8	468	5,850%
Gain on change in value of derivative liability	(1,986,320)	—	(1,986,320)	100%
Gain (loss) asset sales	9,701,834	(70,478)	9,772,312	13,866%
Gain on futures contracts	55,916	—	55,916	100%
Interest expense	(1,915,492)	(1,531,180)	(384,312)	(25)%
Total other income (expense)	5,856,414	(4,251,650)	10,108,064	(238)%

Loss before income tax	(1,521,057)	(11,660,455)	10,139,398	(87)%

Income tax benefit (expense)	117,646	(5,306,000)	5,423,646	102%

Net loss	$(1,403,411)	$(16,966,455)	$15,563,044	92%

Each of our segments’income (loss) from operations during the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
Black Oil Segment	2016	2015	$ Change	% Change
Total revenue	$10,133,494	$24,913,976	$(14,780,482)	(59)%
Total cost of revenue	11,202,238	27,141,124	15,938,886	59%
Gross profit (loss)	(1,068,744)	(2,227,148)	1,158,404	52%
Reduction in contingent consideration	—	—	—	100%
Selling general and administrative expense	4,630,169	4,295,805	(334,364)	(8)%
Depreciation and amortization	1,234,895	1,213,045	(21,850)	(2)%
Acquisition related expenses	49,376	157,678	108,302	69%
Loss from operations	$(6,983,184)	$(7,893,676)	$(910,492)	(12)%

Refining Segment
Total revenue	$2,626,455	$8,266,120	$(5,639,665)	(68)%
Total cost of revenue	2,099,665	7,305,402	5,205,737	71%
Gross profit	526,790	960,718	(433,928)	(45)%
Selling general and administrative expense	568,977	685,818	116,841	17%
Depreciation and amortization	234,117	219,851	(14,266)	100%
Income from operations	$(276,304)	$55,049	$(331,353)	(602)%

Recovery Segment
Total revenue	$1,372,655	$4,504,243	$3,131,588	70%
Total cost of revenue	1,069,225	3,561,930	2,492,705	70%
Gross profit	303,430	942,313	(638,883)	(68)%
Selling general and administrative expense	296,841	388,405	(91,564)	(24)%
Depreciation and amortization	124,572	124,086	486	—%
Income (loss) from operations	$(117,983)	$429,822	$(547,805)	127%

The following schedule separates revenues and gross profit contributed by our recently acquired business entities and operations, Omega Refining and Heartland, during the three month period ending March 31, 2016. The isolated figures are presented in dollars and as a percentage of total consolidated revenue.

	Three Months Ended March 31, 2016
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total revenue	$14,132,604	$6,153,253	44%
Gross profit (loss)	(238,524)	(917,155)	385%

	Consolidated Results	Heartland	% Contributed by Heartland
Total revenue	14,132,604	2,882,301	20%
Gross loss	(282,524)	(182,023)	76%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 62% for the three months ended March 31, 2016 compared to the same period in 2015, due to lower commodity prices and volumes during the three months ended March 31, 2016 compared to the same period in 2015. Total volume decreased 30% largely as a result of not running TCEP during the first quarter of 2016, as well as the impact of not running the Heartland facility due to the fire for the second half of the quarter compared to the same period in 2015. Gross profit increased by 26% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Prices of our finished products continue to be impacted across the industry by the lower commodity prices. Additionally, our per barrel margin decreased 6% relative to the three months ended March 31, 2015. This decrease was a result of decreased volumes related to our TCEP, Refining and Marketing division, as well as our Heartland facilities, we've seen improvement in our feedstock pricing and finished product values during the three months ended March 31, 2016, compared to the same period during 2015. The 62% decrease in cost of revenues for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is mainly a result of the overall decrease in commodity prices along with the transition to charging for our services versus paying for the feedstocks which has an impact on our cost of revenues.

Our Black Oil division's volume decreased approximately 33% during the three months ended March 31, 2016 compared to the same period in 2015. This decrease was due to the decreased amount of volume managed through our TCEP and Heartland facilities which produces a Cutterstock product and base oil respectively. Volumes collected through our H&H Oil and Heartland collection facilities decreased 1% during the three months ended March 31, 2016 compared to the same period in 2015. Our focus continues to be on growing our own volumes of collected oil and displacing third party oil processed in our facilities.

Overall volumes of product sold decreased 30% for the first quarter of 2016 versus the first quarter of 2015. This is important for our business as it illustrates our reach into the market.

We experienced a 100% decrease in the volume of our TCEP refined product during the three months ended March 31, 2016, compared to the same period in 2015. This decrease was a result of strategic decisions that were made during the quarter not to produce our TCEP finished product and to ship the feedstock we would have otherwise used at our TCEP facility to our Marrero facility due to market pricing impacts on the margins of the product produced in the Houston market vs. the Marrero, Louisiana market, in order to keep the volumes up and move lower priced feedstock through the Marrero facility. In addition, commodity prices decreased approximately 53% for the three months ended March 31, 2016, compared to the same period in 2015. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2016 decreased $23.29 per barrel from a three month average of $44.30 for the three months ended March 31, 2015 to $21.01.

Our TCEP technology did not generate any revenues or gross profit during the three months ended March 31, 2016 compared to revenues of $2,257,371 during the three months ended March 31, 2015 with cost of revenues of $2,579,892, producing a gross loss of $322,521.

Overall volume for the Refining and Marketing division decreased 52% during the three months ended March 31, 2016 as compared to the same period in 2015. This division experienced a decrease in production of 78% for its gasoline blendstock for the three months ended March 31, 2016, compared to the same period in 2015. Our fuel oil cutter volumes decreased 53% for the three months ended March 31, 2016, compared to the same period in 2015. Our pygas volumes decreased 35% for the three months ended March 31, 2016 as compared to the same period in 2015.

Our Recovery division includes the business operations of Vertex Recovery as well as the business of E-Source (of which we own a 100% interest). Revenues for this division decreased 70% mostly as a result of decreased commodity prices as well as decreased project work during the period at our E-Source division for the three months ended March 31, 2016, compared to the prior period. Gross profit for the recovery division decreased 68% for the three months ended March 31, 2016, compared to the same period in 2015. Our volumes increased 115% for the three months ended March 31, 2016 as compared to the same period in 2015. This division through E-Source periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 26% due to improved charge for oil pricing on the street related to the feedstocks at each of our refineries, as well as the impact of lower production at our Heartland facility which eliminated the amount of feedstock we had to purchase for the three months ended March 31, 2016, compared to the same period in 2015.

The following table sets forth the high and low spot prices during the three months ended March 31, 2016 for our key benchmarks.

2016
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.04	January 4	$0.78	January 20
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.38	March 24	$0.89	February 9
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$25.23	March 22	$16.24	January 19
NYMEX Crude oil (Dollars per barrel)	$41.45	March 22	$26.21	February 9
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the three months ended March 31, 2015 for our key benchmarks.

2015
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.88	March 3	$1.44	January 15
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.81	February 25	$1.21	January 13
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$52.04	February 17	$36.89	January 13
NYMEX Crude oil (Dollars per barrel)	$53.53	February 17	$43.46	March 17
Reported in Platt's US Marketscan (Gulf Coast)

We saw a significant decrease during the first three months of 2016 in each of the benchmark commodities we track compared to the same period in 2015.

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

As our competitors bring new technologies to the marketplace, which will likely enable them to obtain higher values for the finished products created through their technologies from purchased black oil feedstock, we anticipate that they will be able to pay more for feedstock due to the additional value received from their finished product (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock). If we are not able to continue to refine and improve our technologies and gain efficiencies in the TCEP technology(which is not currently being operated due to market conditions), our VGO technology through our Marrero facility, and our base oil technology at Heartland we could be negatively impacted by the ability of our competitors to bring new processes to market which compete with our processes, as well as their ability to outbid us for feedstock supplies.

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

We had total operating expenses of $7,138,947 for the three months ended March 31, 2016 which included minimal acquisition related expenses, compared to $7,084,688 of total operating for the prior year’s period (including $157,678 of acquisition related expenses), an increase of $54,259 or 1% from the prior period. This increase is primarily due to an increase of $125,959 in selling, general and administrative expenses as well as an increase of $(36,602) in depreciation and amortization offset by a decrease of $108,302 in acquisition related expenses.

We had a loss from operations of $7,377,471 for the three months ended March 31, 2016, compared to a loss from operations of $7,408,805 for the three months ended March 31, 2015, an increase in loss from operations of $31,334 or 0% from the prior year’s period. The increase was mainly due to market and operational conditions as well as the additional selling general and administrative expenses associated with new product lines, and acquired operations.

We also had interest expense of $1,915,492 for the three months ended March 31, 2016, compared to interest expense of $1,531,180 for the three months ended March 31, 2015, an increase in interest expense of $384,312 or 25% from the prior period mainly due to the $1.3 million write off of "Deferred finance costs, net" offset by a reduction in our debt facilities with Goldman Sachs and Midcap as described below.

We had $1,986,320 of loss on change in value of derivative liability for the three months ended March 31, 2016, in connection with a beneficial conversion feature on certain warrants granted in June 2015, as described in greater detail in Note 12 to the unaudited financial statements included herein under "Part I"-"Item 1. Financial Statements".

We had a gain on futures contracts of $55,916 for the three months ended March 31, 2016, we use futures contracts to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure in our inventory.

We had a net loss of $1,403,411 for the three months ended March 31, 2016, compared to a net loss of $16,966,455 for the three months ended March 31, 2015, a decrease in net loss of $15,563,044 or 92% from the prior period for the reasons described above.

During the three months ended March 31, 2016, the processing costs for our Refining and Marketing division located at KMTEX were $544,528. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Three Months Ended March 31, 2016
Refining and Marketing
Revenues	$2,626,455

Income from operations	$(276,304)

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and our quarter by quarter gross profit by segment for the first quarter of 2016, fiscal year 2015 and fiscal year 2014.

	Fiscal 2016	Fiscal 2015				Fiscal 2014
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$14,132,604	$20,875,827	$39,262,584	$49,119,711	$37,684,339	$62,572,071	$76,903,516	$72,079,622	$47,349,658
Cost of Revenues	14,371,128	20,497,691	34,104,949	43,635,177	38,008,456	67,049,736	73,761,171	63,844,569	42,343,633
Gross Profit	(238,524)	378,136	5,157,635	5,484,534	(324,117)	(4,477,665)	3,142,345	8,235,053	5,006,025
Reduction of contingent liability	—	(6,069,000)	—	—	—	(3,371,836)	(1,876,752)	—	—
Selling, general and administrative expenses	5,495,987	6,982,422	6,052,764	5,641,250	5,370,028	7,303,475	4,706,104	4,363,617	2,716,349
Depreciation and amortization	1,593,584	1,920,416	1,597,881	1,561,314	1,556,982	1,296,450	1,180,443	1,068,273	732,677
Acquisition related expenses	49,376	11,584	5,910	—	157,678	994,603	259,235	1,959,418	600,412
Inventory Impairment Charge	—	—	—	—	—	467,911
Total selling, general and administrative expenses	7,138,947	2,845,422	7,656,555	7,202,564	7,084,688	6,690,603	4,269,030	7,391,308	4,049,438
Income (loss) from operations	(7,377,471)	(2,467,286)	(2,498,920)	(1,718,030)	(7,408,805)	(11,168,268)	(1,126,685)	843,745	956,587
Other income (expense)
Provision for doubtful accounts	—	1,995,180	—	—	(2,650,000)	—	—	—	—
Other income	476	(4,475)	11	10	8	223,255	109,980	7	370
Gain (loss) on change in value of derivative liability	(1,986,320)	2,844,430	818,051	1,816,982	—	—	—	—	—
Gain on bargain purchase	—	—	—	—	—	375,000	92,635	6,481,051	—
Other expense	—	—	—	—	—	—	—	—	—
Goodwill impairment loss	—	(4,922,353)	—	—	—	—	—	—	—
Gain on futures contracts	55,916	155,660	395,430	—	—	—	—	—	—
Gain on sale of assets	9,701,834	92,261	(20,657)	12,818	(70,478)	—	—	(10,866)	—
Interest expense	(1,915,492)	(728,780)	(763,791)	(556,975)	(1,531,180)	(956,319)	(947,325)	(657,235)	(75,811)
Total other income (expense)	5,856,414	(568,077)	429,044	1,272,835	(4,251,650)	(358,064)	(744,710)	5,812,957	(75,441)
Income (loss) before income taxes	(1,521,057)	(3,035,363)	(2,069,876)	(445,195)	(11,660,455)	(11,526,332)	(1,871,395)	6,656,702	881,146
Income tax benefit (expense)	117,646	—	—	—	(5,306,000)	46,212	(57,975)	—	—
Net income (loss)	$(1,403,411)	(3,035,363)	(2,069,876)	$(445,195)	$(16,966,455)	$(11,480,120)	$(1,929,370)	$6,656,702	$881,146

	GROSS PROFIT BY SEGMENT BY QUARTER
	Fiscal 2016	Fiscal 2015				Fiscal 2014
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$10,133,494	$17,004,934	$27,632,744	$34,338,534	$24,913,976	$46,028,775	$52,434,252	$48,878,522	$23,571,400
Cost of revenues	11,202,238	17,244,210	25,128,353	30,912,204	27,141,124	48,709,354	50,846,953	42,973,852	21,227,096
Gross profit	$(1,068,744)	$(239,276)	$2,504,391	$3,426,330	$(2,227,148)	$(2,680,579)	$1,587,299	$5,904,670	$2,344,304

Refining & Marketing
Revenues	$2,626,455	$2,687,922	$8,752,135	$11,447,889	$8,266,120	$14,694,971	$19,655,674	$18,517,819	$19,827,459
Cost of revenues	2,099,665	2,270,299	8,281,753	9,956,771	7,305,402	15,570,210	18,680,731	16,626,592	18,251,891
Gross profit	$526,790	$417,623	$470,382	$1,491,118	$960,718	$(875,239)	$974,943	$1,891,227	$1,575,568

Recovery
Revenues	$1,372,655	$1,182,971	$2,877,705	$3,333,288	$4,504,243	$1,848,325	$4,813,590	$4,683,281	$3,950,799
Cost of revenues	1,069,225	983,182	694,843	2,766,202	3,561,930	2,770,172	4,233,487	4,244,125	2,864,646
Gross profit	$303,430	$199,789	$2,182,862	$567,086	$942,313	$(921,847)	$580,103	$439,156	$1,086,153

The graph below charts our total quarterly revenue over time from January 1, 2013 to March 31, 2016:

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

We had total assets of $82,545,092 as of March 31, 2016 compared to $93,644,816 at December 31, 2015. The decrease was mainly due to the sale of the Bango Refinery that reduced current assets, specifically, "Assets being held for sale" by $11,170,243 offset by an increase in Escrow account for the Bango sale of $938,484. The main change in non-current assets is the increase in other assets from December 31, 2015 to March 31, 2016 is the $1,500,434 in the escrow account for the Bango Sale.

We had total current liabilities of $18,662,039 as of March 31, 2016 compared to $33,994,062 at December 31, 2015. This decrease was largely due to approximate $16 million pay down of the Goldman Sachs debt as a result of funds generated from the Bango Sale and an additional $550,457 paid against our revolving note with MidCap as described below.

We had total liabilities of $26,685,897 as of March 31, 2016, including current liabilities of $18,662,039 and long-term debt of $4,488,934, which included $1,865,624 related to E-Source debt.

We had a working capital deficit of $7,699,872 as of March 31, 2016 compared to a working capital deficit of $10,827,288 as of December 31, 2015. The improvement in working capital deficit from December 31, 2015 to March 31, 2016 is due to an increase of $1,017,031 in cash and cash equivalents, an increase in inventory of $1,016,556 off-set by a decrease in accounts receivable of $2,637,258 as of March 31, 2016, a decrease in accounts payable and accrued expenses of $5,680,950 the reclassification of certain current debt to long-term debt as described above, off-set by the decrease in the balance of the revolving note.

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

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $310,440 at March 31, 2016.

The Company's outstanding debt facilities as of March 31, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2016
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017	$7,000,000	$550,457
Goldman Sachs USA	Term Loan - Restated Credit Agreement	January 29, 2016	May 2, 2019	8,900,000	6,400,000
Fox Encore Promissory Note	Promissory Note	January 29, 2016		5,150,000	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	3,154,860	274,750
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,045,500	1,865,624
Various institutions	Insurance premiums financed	Various	< 1 year	1,789,481	310,440
Total				28,039,841	14,551,271
Deferred Finance Costs, Net					(384,121)
Total, Net of Deferred Finance Costs, Net				28,039,841	14,167,150

Future contractual maturities of notes payable are summarized as follows:

Creditor	2016	2017	2018	2019	2020	Thereafter
MidCap Revolving Line of Credit	$550,457	$—	$—	$—	$—	$—
Goldman Sachs USA	2,400,000	3,200,000	800,000	—	—	—
Fox Encore Promissory Note	5,150,000	—	—	—	—	—
Pacific Western Bank	141,596	133,154	—	—	—	—
Texas Citizens Bank	334,118	468,225	495,013	523,333	44,935	—
Various institutions	310,440	—	—	—	—	—
Totals	$8,886,611	$3,801,379	$1,295,013	$523,333	$44,935	$—

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

The Goldman Sachs Bank USA financing arrangement is secured by all of the assets of the Company.

On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Lender and Agent entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”), which amended and restated the Credit Agreement. The Restated Credit Agreement changed the Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Credit Agreement on substantially similar terms as the currently outstanding amounts owed to the Lender); modified the Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant as described above; provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by the Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allow for the issuance of the Fox Note and the Mortgage (each as described and defined above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Events”); confirmed that we are required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Credit Agreement as a result of various financial ratios we are required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we are required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Credit Agreement include events of default under the Fox Note; and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Credit Agreement.

Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement
On May 9, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”), which amended the Restated Credit Agreement. Pursuant to Amendment No. 1, we, Vertex Operating, substantially all of our other wholly-owned subsidiaries, the Lender and the Agent, agreed to amend the Restated Credit Agreement to (a) change the threshold constituting a change of control under the Restated Credit Agreement, from any time that Benjamin P. Cowart, our Chief Executive Officer, Chairman and largest stockholder, ceases to beneficially own and control at least 20% on a fully diluted basis of the economic and voting interests of our capital stock (“Fully-Diluted Capital Stock”), to any time that Mr. Cowart beneficially owns less than 10% of our Fully-Diluted Capital Stock; (b) extend the date that we are required to meet certain fixed charge coverage ratios from the quarter ending September 30, 2016, to the quarter ending March 31, 2017; (c) adjust the calculation of leverage ratio described in the Restated Credit Agreement; (d) allow for the Offering (described below) and the required payment of $800,000 to the Lender in connection with such Offering (representing the payment originally due June 30, 2016); (e) provide that the financial covenants relating to fixed charge ratios and leverage ratios would not be tested for the quarters ending September 30, 2016 and December 31, 2016, in the event we make a $800,000 payment to the Lender in connection with our pending Offering described above; (f) amend the required timing for certain other post-closing events to occur under the terms of the Restated Credit Agreement; and (g) include a release whereby we (and substantially all of our wholly-owned subsidiaries) released the Investor and Agent for any claims which we had, or could have had, as of the date the parties entered into Amendment No. 1.

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

The MidCap Loan had a balance of $550,457 and $1,744,122 on March 31, 2016 and December 31, 2015, respectively.

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

The MidCap Loan Agreement continues in effect until the second anniversary of the parties’ entry into the Agreement, subject to right of the parties, via mutual agreement, to extend such rights and agreement, provided that we have the right to terminate the MidCap Loan Agreement at any time with 60 days prior written notice. In the event we desire to terminate the MidCap Loan Agreement, we are required to pay MidCap a termination fee of $70,000, subject to certain exceptions in the MidCap Loan Agreement. We also have the right to terminate the agreement without providing 60 days’ prior notice as long as we pay MidCap the equivalent amount of interest which would have been due (as calculated in the MidCap Loan Agreement) for such 60 day period, along with the $70,000 termination fee. In the event the MidCap Loan Agreement is terminated by MidCap upon the occurrence of an event of default, we are required to pay MidCap a fee of $70,000 upon such termination.

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

Omega Secured Note

In connection with the Initial Closing of the Omega Purchase Agreement (described above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Material Acquisitions”), Omega Refining and Bango Refining provided Vertex Refining Nevada a Secured Promissory Note (the “Omega Secured Note”) in the aggregate amount of $13,858,067, which had a balance of $13,858,067 as of December 31, 2014, representing (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at the Initial Closing (which included consideration relating to the assets acquired at the Initial Closing and which were planned to be acquired at the Final Closing) exceeded the value of assets acquired at the Initial Closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the Initial Closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory which was planned to be acquired at the Final Closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) advances totaling $4.15 million to satisfy accounts payable and other working capital related obligations of Omega after the Initial Closing (the “Draw Down Loans”); and (e) an additional loan of $1 million for capital expenditures (the “Capital Expenditure Loan”).

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

The Omega Secured Note had an outstanding balance of $0 and $13,858,067 as of March 31, 2016 and December 31, 2015.

On January 28, 2016, we entered into and closed the transactions contemplated by the Sale Agreement described in greater detail above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Events” - “Purchase and Sale Agreement, Churchill County, Nevada Plant”.

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

Additionally, at the closing, we placed $1.5 million in cash and $1 million worth of our common stock (1,108,928 shares) into escrow with 50% of the shares to be released 12 months following the closing and such cash and the remainder of the shares held in escrow to be released 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value.

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

During 2015 the Company reclassified amounts due from Omega Holdings, LLC to the Company based on the portion of the acquisition purchase price that was allocated to the Nevada facility upon acquisition because the Company sold the facility. The assets held for sale balance of $11,170,243 is made up of (1) accounts receivable of $1,691,662 (2) notes receivable of $8,308,000 and (3) fixed asset construction in progress of $1,170,581.

Fox Note

On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension will extend the Maturity Date of the Fox Note until January 31, 2017, the second extension will extend the Maturity Date of the Fox Note until July 31, 2017, and the third extension will extend the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elects to exercise the Extension Option to extend the Maturity Date to January 31, 2017, the 3% fee for such extension is not to be paid in cash but is instead added to the outstanding principal balance of the Fox Note. The Fox Note may be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid is decreased by $150,000. The Fox Note is secured by the Mortgage described above. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default.

Texas Citizens Bank Loan Agreement

On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan Agreement provides a term note in the amount of $1,865,624 that matures on January 7, 2020. Borrowings bear a fixed interest rate of 5.5% per annum and interest is calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $45,147 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The loan contains customary representations, warranties, and covenants for facilities of similar nature and size.

Unit Offering
On May 10, 2016, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell to the Investors an aggregate of approximately 12 million units (the “Units”), each consisting of (i) one share of to-be designated Series B1 Preferred Stock of the Company, $0.001 par value per share (the “Series B1 Preferred Stock”) and (ii) one warrant to purchase one-quarter of a share of common stock of the Company, $0.001 par value per share (each a “Warrant” and collectively, the “Warrants”). The Units were agreed to be sold at a price of $1.56 per Unit (the “Unit Price”) (a 2.6% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the Purchase Agreement was entered into which was $1.52 per share (the “Closing Bid Price”)). The Warrants have an exercise price of $1.53 per share ($0.01 above the Closing Bid Price). Total gross proceeds from the offering of the Units (the “Offering”) will be approximately $19.3 million.
A total of approximately $18.6 million of the securities sold in the Offering came from investors who participated in the Company’s prior June 2015 offering of Series B Preferred Stock and warrants to purchase shares of common stock. 60% of the funds received from such investors will be used to immediately repurchase such investors’ Series B Preferred Stock. As a result, a total of approximately $11.2 million of the proceeds raised in the Offering will be used to immediately repurchase and retire approximately 3.6 million shares of Series B Preferred Stock and pay accrued interest on such repurchased shares through the closing date (the “Repurchases”), leaving net proceeds of approximately $8.1 million, before deducting placement agents’ fees and estimated offering expenses. Of these net proceeds, $800,000 will be used to pay amounts owed to the Lender, as discussed above and the remaining proceeds for working capital purposes and potential acquisitions.
Craig-Hallum Capital Group LLC (the “Placement Agent”) acted as exclusive placement agent in connection with the Offering. The Placement Agent will receive a commission equal to 6.5% of the net proceeds after affecting the Repurchases described above, from the Offering, for an aggregate commission of approximately $530,000.
The Company’s Chief Executive Officer and Chairman, Benjamin P. Cowart, and the Company’s Chief Financial Officer and Secretary, Chris Carlson, each agreed to purchase 32,052 Units ($50,000 of Units) in the Offering and in connection with such purchases will be issued 32,052 shares of Series B1 Preferred Stock and Warrants to purchase 8,013 shares at the closing of the Offering.
The Purchase Agreement contains customary representations and warranties and covenants of the Company and is subject to customary closing conditions. The Company anticipates that the Offering will close on or about May 13, 2016, subject to the satisfaction or waiver of the closing conditions. The Offering terms and the terms of the Series B1 Preferred Stock is described in greater detail in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016.

Need for additional funding

Our re-refining business will require significant capital to design and construct any new facilities. The facility infrastructure would be an additional capitalized expenditure to these proposed process costs and would depend on the location and site specifics of the facility.

Management believes that the amount planned to be raised through the unit offering described above, the amount remaining from the transactions undertaken in January 2016 (described above) and the amount available under our MidCap Loan Agreement, in addition to projected earnings, will provide sufficient liquidity to fund our operations for the foreseeable future, although we may seek additional financing to fund acquisitions or other developments in the future and to repay amounts owed to our senior creditor. We may raise funds in the future through the sale of common stock, preferred stock, debt, or convertible debt, which may include the grant of warrants. We may also seek to obtain sufficient funding to completely refinance the Goldman and/or MidCap debt subsequent to the date of this filing which may take any or all of the forms described above.

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

Cash flows for the three months ended March 31, 2016 compared to the three months ended March 31, 2015

	Three Months Ended March 31,
	2016	2015
Beginning cash and cash equivalents	$765,364	$6,017,076
Net cash provided by (used in):
Operating activities	(6,863,049)	(2,515,758)
Investing activities	16,299,652	(308,159)
Financing activities	(8,419,572)	487,682
Net increase (decrease) in cash and cash equivalents	1,017,031	(2,336,235)
Ending cash and cash equivalents	$1,782,395	$3,680,841

Net cash used by operating activities was $6,863,049 for the three months ended March 31, 2016 as compared to $2,515,758 of net cash used by operating activities during the corresponding period in 2015. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Credit Agreement, notes payable, and the MidCap Loan Agreement. The primary reason for the increase in cash used by operating activities for the three month period ended March 31, 2016 compared to the same period in 2015 is the $3,502,469 decrease in our net loss adjusted to include only operating activities offset by a $7,849,760 decrease in our net operating assets and liabilities. Our 2016 net operating assets and liabilities decreased mainly because of our pay down of accounts payable and our increased investment in inventory.

Investing activities provided cash of $16,299,652 for the three months ended March 31, 2016 as compared to having used $308,159 of cash during the corresponding period in 2015 due mainly to $1,216,916 of fixed asset expenditures and $29,788,114 of proceeds from our sale of our Nevada facility ("Bango Plant") offset by expenditures of $10,792,446 and the $1,500,000 establishment of an escrow account also related to the Bango Plant sale.

Financing activities used cash of $8,419,572 for the three months ended March 31, 2016 as compared to $487,682 of cash provided during the corresponding period in 2015. Financing activities for the three months ended March 31, 2016 were comprised of proceeds from the Fox Encore note payable of $5,150,000, $237,090 from other notes payable and the sale of Series C Preferred stock of $4,000,000. These financing proceeds were significantly offset by payments on notes payable in the amount of $16,592,492 (including $16,000,000 paid to Goldman Sachs under the Credit Agreement and of $550,895 paid under our other notes payable) plus an additional $243,836 paid to MidCap under our revolving credit agreement.

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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at March 31, 2016 but in 2015 the Company did recognize a long-lived asset impairment related to the Recovery division.
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
Market Risk
Our revenues and cost of revenues are affected by fluctuations in the value of energy related products.  We attempt to mitigate much of the risk associated with the volatility of relevant commodity prices by using our knowledge of the market to obtain feedstock at attractive costs, by efficiently managing the logistics associated with our products, by turning our inventory over quickly and by selling our products into markets where we believe we can achieve the greatest value.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As of March 31, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2015 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2015), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

In light of the material weaknesses described above, we have performed additional analysis and other post-quarter procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles and we have contracted with experts, where necessary, for assistance in analyzing and determining the proper accounting and financial reporting treatment for various of the Company's complicated business transactions. Accordingly, management has concluded that the financial statements fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on April 4, 2016, under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2015, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The issuance of common stock upon conversion of Series B1 Preferred Stock and exercise of warrants sold in connection therewith will cause immediate and substantial dilution to existing shareholders. The Series B1 Preferred Stock will accrue a dividend, will include certain restrictions on our ability to undertake corporate events and will have a liquidation preference senior to our common stock and other preferred securities other than our Series A Convertible Preferred Stock.

In the event we close our pending Offering of Series B1 Preferred Stock and Warrants, shareholders may suffer substantial dilution. The Series B1 Preferred Stock (including accrued and unpaid dividends) will be convertible into shares of the Company’s common stock at any time at $1.56 per share (initially a one-for-one basis). If the Company’s common stock trades at or above $3.90 per share for a period of 20 consecutive trading days, the Company may at such time force conversion of the Series B1 Preferred Stock (including accrued and unpaid dividends) into common stock of the Company. The Warrants sold in the Offering are exercisable at an exercise price of $1.53 per share, beginning 185 days after the date of the closing of the Offering and have a term of 5.5 years. The issuance of common stock upon conversion of the Series B1 Preferred Stock and exercise of the Warrants will result in immediate and substantial dilution to the interests of other stockholders.

Additionally, the Series B1 Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B1 Preferred Stock ($1.56 per share or approximately $19.3 million in aggregate), provided that such dividend increases to 9% if certain Consolidated Adjusted EBITDA targets are not met during 2016-2017. We may not have sufficient available cash to pay the dividends as they accrue. The payment of the dividends, or our failure to timely pay the dividends when due, could reduce our available cash on hand, have a material adverse effect on our results of operations and cause the value of our stock to decline in value. Additionally, the issuance of shares of common stock or additional shares of Series B1 Preferred Stock in lieu of cash dividends (and the subsequent conversion of such Series B1 Preferred Stock into common stock pursuant to the terms of such Series B1 Preferred Stock) could cause substantial dilution to the then holders of our common stock.

The Series B1 Preferred Stock will prohibit us from (i) increasing or decreasing (other than by redemption or conversion (as described in the designation)) the total number of authorized shares of Series B1 Preferred Stock (except to the extent required to issue payment-in-kind shares); (ii) re-issuing any shares of Series B1 Preferred Stock converted or redeemed; (iii) creating, or authorizing the creation of, or issuing or obligating the Company to issue shares of, any class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series B1 Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption, or increase the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series B1 Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption; (iv) issuing, incurring or obligating the Company to issue or incur any indebtedness that is convertible into, or exchangeable for, any equity security of the Company or instruments derivative of any equity security of the Company; (v) granting any rights to require a mandatory repurchase, retirement or redemption by the Company of any of the Company’s equity securities or instruments derivative of its equity securities on or prior to June 24, 2020, or issuing, incurring or obligating the Company to issue or incur, any indebtedness with a maturity date on or prior to June 24, 2020, that is convertible into, or exchangeable for, equity securities or instruments derivative of the Company’s equity securities; (vi) effecting an exchange, reclassification, or cancellation of all or a part of the Series B1 Preferred Stock (except pursuant to the terms of the designation); (vii) effecting an exchange, or creating a right of exchange, of all or part of the shares of another class of shares into shares of Series B1 Preferred Stock; (viii) issuing any shares of Series B1 Preferred Stock other than pursuant to the Purchase Agreement or as payment-in-kind shares; (ix) altering or changing the rights, preferences or privileges of the Series B1 Preferred Stock so as to affect adversely the shares of such series; or (x) amending or waiving any provision of the Company’s Articles of Incorporation or Bylaws relative to the Series B1 Preferred Stock so as to affect adversely the shares of Series B1 Preferred Stock in any material respect as compared to holders of other series, in each case without the prior written consent of holders of Series B1 Preferred Stock holding a majority of the then outstanding shares of Series B1 Preferred Stock. We may be prohibited from taking actions to raise funding or refinance our outstanding debt due to the above.

The Series B1 Preferred Stock will include a liquidation preference (in the amount of $1.56 per share) which is junior to the Company’s Series A Preferred Stock, will rank senior to the Company’s Series C Preferred Stock and will rank equally with the Series B Preferred Stock. The Series B1 Preferred Stock will also rank junior to the Company’s credit facilities and other debt holders as provided in further detail in the designation. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

Item 2. Recent Sales of Unregistered Securities

Effective on or around January 21, 2016, we paid the January 2016 rent due pursuant to the terms of the Bango Lease in shares of our common stock, pursuant to the terms of such lease, which allows us to pay 110% of the rent which would otherwise be due in cash (i.e., $268,400 of share based rent compared to $244,000 of cash based rent), as calculated using the volume weighted average price (“VWAP”) of our common stock for the 10-day period preceding the first day of each month, which VWAP for the month of January 2016 was $1.10 per share. As such, we issued the then owner of Bango Oil, Fox Encore, an aggregate of 244,000 shares of our restricted common stock in lieu of cash rent due pursuant to the Bango Lease for the month of January 2016. We claim an exemption from registration for the issuance and sale of such shares pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), since the foregoing issuance did not involve a public offering, the recipient was an “accredited investor”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
As described above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Events” - “Purchase and Sale Agreement, Churchill County, Nevada Plant”, in connection with the closing of the Sale Agreement, we placed $1.5 million in cash and $1 million worth of our common stock (1,008,928 shares) into escrow with 50% of the shares to be released 12 months following the closing and the remainder of the shares held in escrow to be released 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value. To the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipient was an “accredited investor”, and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
As described above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Events” - “Subscription Agreement”, we sold 44,000 shares of Series C Preferred Stock to Fox Encore in consideration for $4 million, which convert into common stock on a 100-for-1 basis, and which if fully converted would convert into 4,400,000 shares of common stock. We claim an exemption from registration for the issuance and sale of such shares pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient was an “accredited investor”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
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
For the period from December 31, 2015 to March 31, 2016, a total of approximately $385,200 of dividends accrued on our outstanding Series B Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable Dividend Stock Payment Price was below $2.91. The “Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable Dividend Stock Payment Price is below $2.91, we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock. Pursuant to the terms of our Credit Agreement with our senior lender, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 124,258 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2016. If converted in full, the 124,258 shares of restricted Series B Preferred Stock would convert into 124,258 shares of our common stock. As the issuance of the Series B Preferred Stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

VERTEX ENERGY, INC.

Date: May 11, 2016	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2016	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.
2.1(+)	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Bango Oil, LLC and Safety-Kleen Systems, Inc. (January 28, 2016)		8-K	2.1	2/3/2016	001-11476
2.2(+)	Membership Interest Purchase Agreement (January 29, 2016), by and among Vertex Refining NV, LLC, as buyer and Fox Encore 05 LLC, as seller		8-K	2.2	2/3/2016	001-11476
3.1	Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series C Convertible Preferred Stock (filed with the Nevada Secretary of State on January 28, 2016)		8-K	3.1	3/6/2015	001-11476
3.2	Form of Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences and Limitations and Relative Rights of Its Series B1 Preferred Stock		8-K	3.1	5/10/2016	001-11476
10.1(#)	Second Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., dated December 3, 2015 and effective January 1, 2016		8-K	10.1	1/15/2016	001-11476
10.2(#)	Swap Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.1	2/3/2016	001-11476
10.3(#)	Base Oil Sales Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.2	2/3/2016	001-11476
10.4	Subscription Agreement for Series C Convertible Preferred Stock executed by Fox Encore 05 LLC (January 29, 2016)		8-K	10.3	2/3/2016	001-11476
10.5	Promissory Note in the amount of $5.15 million dated January 29, 2016, by Vertex Refining OH, LLC, as borrower and Fox Encore 05 LLC as lender		8-K	10.4	2/3/2016	001-11476

10.6	Open-End Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents by Vertex Refining OH, LLC in favor of Fox Encore 05 LLC (January 29, 2016)		8-K	10.5	2/3/2016	001-11476
10.7	Amended and Restated Credit and Guaranty Agreement, dated January 29, 2016, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as guarantors, various lenders, and Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, and Lead Arranger		8-K	10.6	2/3/2016	001-11476
10.8	Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement dated May 9, 2016 by and among Vertex Energy Operating, LLC, Vertex, Energy, Inc., the other credit parties party thereto, Goldman Sachs Specialty Lending Holdings, Inc., as a lender and Goldman Sachs Bank USA, as administrative agent		8-K	10.1	5/10/2016	001-11476
10.9	Form of Unit Purchase Agreement dated May 10, 2016 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.2	5/10/2016	001-11476
10.10	Form of Warrant (included as Exhibit B to the Form of Unit Purchase Agreement (Exhibit 10.9)		8-K	10.3	5/10/2016	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS++	XBRL Instance Document	X
101.SCH++	XBRL Taxonomy Extension Schema Document	X
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X

*    Filed herewith.

**    Furnished herewith.

#    Certain portions of this document (which portions have been replaced by “***’s”) have been omitted in connection with a request for Confidential Treatment which has been accepted by the Commission. This entire exhibit including the omitted confidential information has been filed separately with the Commission.

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