Form 10-Q
period 2016-06-30
Vertex Energy Inc.
filed 2016-08-11
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2016

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 31,008,902 shares of common stock issued and outstanding as of August 8, 2016 (which number includes 1,258,928 shares of common stock held in escrow in order to satisfy the indemnification obligations of a certain prior acquisition and sale transaction undertaken by us).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$3,973,631	$765,364
Escrow - current restricted cash and cash equivalents	1,501,793	—
Accounts receivable, net	7,362,563	6,315,414
Inventory	3,772,773	3,548,311
Prepaid expenses	1,136,828	1,367,442
Assets being held for sale	—	11,170,243
Total current assets	17,747,588	23,166,774

Noncurrent assets
Fixed assets, at cost	63,091,029	60,846,824
Less accumulated depreciation	(10,040,893)	(7,818,217)
Fixed assets, net	53,050,136	53,028,607
Intangible assets, net	16,089,615	16,967,985
Other assets	482,749	481,450
Total noncurrent assets	69,622,500	70,478,042
TOTAL ASSETS	$87,370,088	$93,644,816

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,710,695	$13,244,388
Dividends payable	345,323	376,571
Capital leases	194,533	186,948
Current portion of long-term debt, net of unamortized finance costs	8,758,859	18,118,142
Revolving note	2,188,819	1,744,122
Deferred revenue	232,145	323,891
Total current liabilities	18,430,374	33,994,062
Long-term liabilities
Long-term debt, net of unamortized finance costs	3,563,005	5,211,008
Derivative liability	4,756,900	1,548,604
Total liabilities	26,750,279	40,753,674

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

TEMPORARY EQUITY
Series B preferred shares, $0.001 par value per share; 10,000,000 shares authorized, 4,832,422 and 8,160,809 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively with a liquidation preference of $14,980,508 at June 30, 2016.	7,758,538	11,955,207

Series B-1 preferred shares, $0.001 par value per share; 17,000,000 shares authorized, 12,403,683 shares issued and outstanding at June 30, 2016 with a liquidation preference of $19,349,745 at June 30, 2016.	13,591,132	—

	June 30, 2016	December 31, 2015
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 492,716 and 612,943 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively with a liquidation preference of $734,147 and $913,285 at June 30, 2016 and December 31, 2015, respectively.	493	613

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated in 2016, 44,000 and 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively with a liquidation preference of $4,400,000 at June 30, 2016.	44	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 29,765,702 and 28,239,276 issued and outstanding at June 30, 2016 and December 31, 2015, respectively, with 1,108,928 shares held in escrow at June 30, 2016.	29,765	28,239
Additional paid-in capital	59,883,874	53,014,054
Accumulated deficit	(20,602,610)	(12,106,971)
Total Vertex Energy, Inc. stockholders' equity	39,311,566	40,935,935
Non-controlling interest	(41,427)	—
Total Equity	$39,270,139	$40,935,935
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$87,370,088	$93,644,816

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$24,428,444	$49,119,711	$38,561,048	$86,804,050
Cost of revenues	19,168,398	43,635,177	33,539,526	81,643,633
Gross profit	5,260,046	5,484,534	5,021,522	5,160,417
Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	4,688,035	5,641,250	10,184,022	11,011,278
Depreciation and amortization expense	1,553,655	1,561,314	3,147,239	3,118,296
Acquisition related expenses	26,523	—	75,899	157,678
Total operating expenses	6,268,213	7,202,564	13,407,160	14,287,252
Loss from operations	(1,008,167)	(1,718,030)	(8,385,638)	(9,126,835)
Other income (expense):
Provision for doubtful accounts	—	—	—	(2,650,000)
Other income	2,486	10	2,963	18
Loss on sale of assets	—	—	(46,728)	(57,660)
Gain on sale of assets	—	12,818	9,748,561	—
Gain (loss) on change in value of derivative liability	1,645,288	1,816,982	(341,032)	1,816,982
Loss on futures contracts	(317,675)	—	(261,759)	—
Interest expense	(406,019)	(556,975)	(2,321,511)	(2,088,155)
Total other income (expense)	924,080	1,272,835	6,780,494	(2,978,815)
Loss before income tax	(84,087)	(445,195)	(1,605,144)	(12,105,650)
Income tax benefit/(expense)	—	—	117,646	(5,306,000)
Net loss	(84,087)	(445,195)	(1,487,498)	(17,411,650)
Net loss attributable to non-controlling interest	(41,427)	—	(41,427)
Net loss attributable to Vertex Energy, Inc.	$(42,660)	$(445,195)	$(1,446,071)	$(17,411,650)

Accretion of discount on Series B and B-1 Preferred Stock	(471,877)	—	(858,535)	—
Accrual of dividends on Series B and B-1 Preferred Stock and retirement of a portion of Series B Preferred discount	(5,817,327)	—	(6,191,033)	—
Net loss available to common shareholders	$(6,331,864)	$(445,195)	$(8,495,639)	$(17,411,650)
Loss per common share
Basic	$(0.21)	$(0.02)	$(0.29)	$(0.62)
Diluted	$(0.21)	$(0.02)	$(0.29)	$(0.62)
Shares used in computing earnings per share
Basic	29,765,702	28,130,575	29,535,212	28,124,492
Diluted	29,765,702	28,130,575	29,535,212	28,124,492

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net loss	$(1,446,071)	$(17,411,650)
Adjustments to reconcile net loss to cash used in operating activities
Stock based compensation expense	256,164	176,426
Depreciation and amortization	4,460,895	3,118,296
Rent paid by common stock	244,000	—
Gain on sale of assets	(9,748,561)	—
Loss on sale of assets	46,728	63,410
Increase in fair value of derivative liability	341,032	(1,816,982)
Deferred federal income tax expense/(gain)	—	5,306,000
Changes in operating assets and liabilities
Accounts receivable	(1,047,149)	(3,096,566)
Allowance for doubtful accounts	—	2,650,000
Inventory	(224,462)	3,532,326
Prepaid expenses	230,614	(327,343)
Costs in excess of billings	—	779,285
Accounts payable and accrued expenses	(4,664,798)	(640,352)
Deferred revenue	(91,746)	61,713
Other assets	(1,303)	—
Net cash used in operating activities	(11,644,657)	(7,605,437)
Cash flows from investing activities
Purchase of fixed assets	(2,310,582)	(1,196,240)
Proceeds from sale of Bango assets	29,788,114	—
Costs related to sale of Bango assets	(10,792,446)	—
Establish escrow account - restricted cash	(1,501,792)	—
Notes receivable	—	(500,000)
Proceeds from sale of assets	20,900	4,500
Net cash provided by (used in) investing activities	15,204,194	(1,691,740)
Cash flows from financing activities
Proceeds from sale of Series C Preferred stock	4,000,000	—
Purchase/Buy Back Series B Preferred Stock	(11,189,849)	—
Proceeds from issuance of Series B-1 Preferred Stock	19,349,756	—
Issue costs for Series B-1 Preferred Stock	(607,890)	—
Proceeds from issuance of Series B Preferred Stock	—	23,557,552
Proceeds from note payable	5,405,091	—
Payments on note payable	(17,753,076)	(16,375,703)
Line of credit (payments) proceeds, net	444,698	1,815,795
Net cash provided by (used in) financing activities	(351,270)	8,997,644
Net change in cash and cash equivalents	3,208,267	(299,533)
Cash and cash equivalents at beginning of the period	765,364	6,017,076
Cash and cash equivalents at end of period	$3,973,631	$5,717,543

SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,006,379	$2,071,299
Cash (paid) received for income tax expense (benefit)	$117,646	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	120	17
Accretion of discount on Series B and B-1 Preferred stock	$858,535	$—
Dividends-in-Kind accrued on Series B and B-1 Preferred stock and retirement of a portion of the Series B Preferred	$6,191,033	$—
Beneficial Conversion of Series B1 and B Preferred stock, respectively	$2,371,106	$5,737,810

 See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)

NOTE 1. GOING CONCERN

During the year ended December 31, 2014, events of default occurred under our Credit Agreement with Goldman Sachs Bank USA (as described in "Note 9, Line of Credit and Long-Term Debt"), which were subsequently waived by Goldman Sachs Bank USA pursuant to amendments to the Credit Agreement. Operating losses in 2014, 2015 and continuing into the year-to-date second quarter of 2016 have inhibited the Company's ability to generate sufficient cash flows to meet its operating needs. Although the Company did generate minimal net income in the second quarter of 2016, these circumstances raise substantial doubt about the Company's ability to continue as a going concern.  To address the cash flow deficiency and operating losses the Company is currently pursuing a number of actions, including: 1) working on inventory strategies related to charging for collection services in this new low oil cost environment; 2) seeking to obtain additional funds through public or private financing sources; 3) restructuring existing debts from lenders; 4) seeking to reduce operating costs; 5) minimizing projected capital costs for 2016; and 6) exploring opportunities to sell or lease any non-income producing assets. There can be no assurances that sufficient liquidity can be generated from one or more of these initiatives or that these initiatives can be consummated within the period needed to meet certain obligations.
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

NOTE 2.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the "Company" or "Vertex Energy") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual consolidated financial statements as filed with the SEC on Form 10-K on April 4, 2016 (the "Form 10-K"). The December 31, 2015 balance sheet was derived from the audited financial statements of our 2015 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period presentation. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2015 as reported in Form 10-K have been omitted.

NOTE 3.  SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventory

Inventories of products consist of feedstocks, refined petroleum products and recovered ferrous and non-ferrous metals and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable.

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
The year to date loss at March 31, 2015 put the Company in an accumulated loss position for the cumulative 12 quarters then ended. The Company did not have sufficient positive evidence to overcome the recent losses and determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2015. As a result, we created a net valuation reserve of $5,306,000 to offset our entire balance of deferred tax assets of $11,702,000 less our $6,436,000 balance of deferred tax liabilities.

This resulted in a net book tax expense of $5,306,000 in 2015. The June 30, 2016 current income tax benefit is the result of a federal income tax refund.

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
NOTE 4. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At June 30, 2016 and 2015 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2015
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	19%	17%	24%	—%
Customer 2	12%	2%	2%	2%
Customer 3	9%	1%	15%	17%
Customer 4	8%	6%	7%	18%
Customer 5	1%	—%	8%	25%
Customer 6	—%	12%	—%	—%

At June 30, 2016 and 2015 and for each of the six months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	100%	—%	—%	100%	—%	—%
Customer 3	100%	—%	—%	54%	46%	—%
Customer 4	—%	100%	—%	—%	100%	—%
Customer 5	—%	100%	—%	—%	100%	—%
Customer 6	—%	—%	100%	—%	—%	100%

The Company has no vendors that represented more that 10% of total purchases for the six months ended June 30, 2016 and one company that represented 18% of total purchases for the six months ended June 30, 2015.

In February 2013, Bank of America agreed to lease the Company equipment to enhance the TCEP operation, which went into effect in April 2013.  Under the current terms of the lease agreement, 22 monthly payments remain of approximately $13,328 each.

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

New business commitment:

On June 5, 2016, Vertex and Penthol C.V. (“Penthol”)  of the Netherlands aka Penthol LLC (a Penthol subsidiary in the United States) reached an agreement for Vertex to act as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States.  The start-up date was July 25, 2016, and the product will ship via truck, rail and barge.

Litigation:
The Company, in its normal course of business, is involved in various other claims and legal action. In the opinion of management, the outcome of these claims and actions will not have a material adverse impact upon the financial position of the Company. We are currently party to the following material litigation proceedings:
Vertex Refining, NV, LLC ("Vertex Refining, NV"), the wholly-owned subsidiary of Vertex Energy Operating, LLC, our wholly -owned subsidiary ("Vertex Operating") and the Company were named as defendants in a lawsuit filed on or about August 3, 2015, in the Tenth Judicial District Court in the State of Nevada, in and for the County of Churchill, case #15-10DC-0502, by Republic Bank N.A. alleging breach of contract and unjust enrichment with respect to the Asset Purchase Agreement dated May 2, 2014 between the defendants and Omega Refining, LLC, regarding the sale of refinery assets in Fallon, Nevada. This case has been settled and a stipulation for dismissal was filed on or about March 10, 2016.

Vertex Refining LA, LLC ("Vertex Refining LA"), the wholly-owned subsidiary of Vertex Operating was named as a defendant, along with numerous other parties, in five lawsuits filed on or about February 12, 2016, in the Second Parish Court for the Parish of Jefferson, State of Louisiana, Case No. 121749, by Russell Doucet et. al., Case No. 121750, by Kendra Cannon et. al., Case No. 121751, by Lashawn Jones et. al., Case No. 121752, by Joan Strauss et. al. and Case No. 121753, by Donna Allen et. al. The suits relate to alleged noxious and harmful emissions from our facility located in Marrero, Louisiana. The suits seek damages for physical and emotional injuries, pain and suffering, medical expenses and deprivation of the use and enjoyment of plaintiffs’ homes. We intend to vigorously defend ourselves and oppose the relief sought in the complaints, provided that at this stage of the litigation, the Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

Sales price (fair value)	$35,000,000
Release of lien on certain equipment at the Bango Plant	(3,100,000)
Transaction Fees	(2,111,886)
Net Proceeds	29,788,114
Book Value at January 29, 2016 (date transaction closed)	20,039,553
Gain on Sale	$9,748,561
Net proceeds were used to pay an aggregate of $16.1 million toward the Credit Agreement with Goldman Sachs Bank (described in "Note 9. Line of Credit and Long-Term Debt"), $9.3 million to exercise the Purchase Option (described below) and $1.5 million for equipment and rail park lease acquisitions subsequently included in the Sale Agreement.

Additionally, at the closing, we placed $1.5 million in restricted cash and $1 million worth of our common stock (1,108,928 shares) into escrow with 50% of the shares to be released to us 12 months following the closing and such cash and the remainder of the shares held in escrow to be released to us 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value.

Finally, the Sale Agreement required the Company to use sale proceeds to exercise the purchase option set forth in that certain Lease With Option For Membership Interest Purchase (the “Bango Lease”) entered into on April 30, 2015, by and between us, Vertex Refining NV and Bango Oil, whereby, we had the option at any time during the term of the lease to purchase all of the equity interests of Bango Oil (the “Purchase Option”), effectively acquiring ownership of the Bango Plant for $9.3 million. The Membership Interest Purchase Agreement contains standard and customary representations of the parties and indemnification rights, subject in each case to a $3 million cap on aggregate indemnification. Upon the closing of the Membership Interest Purchase Agreement, we effectively obtained ownership of the Bango Plant, which we then sold to Safety-Kleen, and Bango Oil became a wholly-owned subsidiary of Vertex Refining NV.

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at:

	June 30, 2016	December 31, 2015
Accounts receivable	$9,239,682	$8,280,749
Allowance for doubtful accounts	(1,877,119)	(1,965,335)
Accounts receivable, net	$7,362,563	$6,315,414

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

NOTE 7. NOTES RECEIVABLE

Current portion of notes receivable, net, consists of the following at:

	June 30, 2016	December 31, 2015
Notes receivable	$—	$5,346,452
Allowance for doubtful accounts	—	(3,654,790)
Notes receivable	$—	$1,691,662

The current notes receivable balance as of December 31, 2015 represented amounts due from Omega Holdings, LLC. Of the total notes receivable balance, $1,691,662 represents invoiced amounts that did not bear interest as of December 31, 2015.

The remaining obligation was settled with the sale of the Bango facility in January 2016.

NOTE 8. ASSETS HELD FOR SALE

During 2015 the Company reclassified amounts due from Omega Holdings, LLC to the Company based on the portion of the acquisition purchase price that was allocated to the Bango facility (see "Note 5 - Disposition"). The Company sold the Bango facility in January 2016 so the following assets were re-classified as "Assets held for sale" at December 31, 2015. The balance of "Assets held for sale" at June 30, 2016 is zero.

Accounts Receivable	$1,691,662
Note Receivable - Current	8,308,000
Fixed Assets - Construction in Process	1,170,581
Total Assets held for sale at December 31, 2015	11,170,243
January 2016 sale of assets	(11,170,243)
Total Assets held for sale as of June 30, 2016	$—

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
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc., as lender (“Lender”) and Goldman Sachs Bank USA, a New York State-Chartered Bank, as Administrative Agent, Lead Arranger and Collateral Agent (“Agent”) entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement changed the Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Credit Agreement on substantially similar terms as the then outstanding amounts owed to the Lender); modified the Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant as described above; provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by a Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allowed for the issuance of the Fox Note (defined below) and the Mortgage (defined below) confirmed that we are required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Credit Agreement as a result of various financial ratios we are required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the

Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we are required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Credit Agreement include events of default under the Fox Note (defined below); and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Credit Agreement. The balance under the Credit Agreement was $5,600,000 at June 30, 2016 and principal payments in the amounts of $1,600,000, $3,200,000 and $800,000 are due in 2016, 2017 and 2018, respectively.
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

On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore 05 LLC, the prior owner of Bango Oil ("Fox Encore") and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension extends the Maturity Date of the Fox Note until January 31, 2017 and Vertex OH exercised this Extension Option on June 16, 2016. The second extension will extend the Maturity Date of the Fox Note until July 31, 2017, and the third extension will extend the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elects to exercise the Extension Option to extend the Maturity Date to January 31, 2017, the 3% fee for such extension is not to be paid in cash but is instead added to the outstanding principal balance of the Fox Note. The Fox Note may be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid is decreased by $150,000. The Fox Note is secured by the Mortgage described below. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default. The Fox Note also includes a provision allowing the Lender (or any other lender party to the Restated Credit Agreement) to purchase the Fox Note upon the occurrence of an event of default under the Restated Credit Agreement.
On January 29, 2016, Vertex OH, entered into an Open-End Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents agreement (the “Mortgage”) with Fox Encore in order to secure the amount owed under the Fox Note discussed above. Pursuant to the Mortgage, Vertex OH granted Fox Encore a security interest in the Columbus, Ohio refinery owned by Vertex OH.

The Company has notes payable to Texas Citizens Bank bearing interest at 5.5% per annum, maturing on January 7, 2020.  The balance of the notes payable is $1,755,893 at June 30, 2016.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $515,762 at December 31, 2015 and a balance of $127,606 at June 30, 2016.

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments made since 2014 have reduced the balance to $228,486 at June 30, 2016.

For the six months ended June 30, 2016, we reported interest expense of approximately $2.3 million of which $0.9 million is interest expense on our currently outstanding debt and the remaining $1.3 million is a one-time write off of the Goldman Sachs deferred finance costs and one-time interest related expenses of $0.1 million on the Fox Note. The write off of these deferred finance costs was due to the accelerated $16 million payment made on the Goldman Sachs loan as noted above.

The Company's outstanding debt facilities as of June 30, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2016
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017	$7,000,000	$2,188,819
Goldman Sachs USA	Term Loan - Restated Credit Agreement	January 29, 2016	May 2, 2019	8,900,000	5,600,000
Fox Encore Promissory Note	Promissory Note	January 29, 2016	July 31, 2016	5,150,000	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	3,154,860	228,486
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,045,500	1,755,893
Various institutions	Insurance premiums financed	Various	< 1 year	1,789,481	127,606
Total					$15,050,804
Deferred Finance Cost, Net					(345,586)
Total, net of Deferred Finance Costs				$28,039,841	$14,705,218

Future contractual maturities of notes payable are summarized as follows:

Creditor	2016	2017	2018	2019	2020	Thereafter
MidCap Revolving Line of Credit	$2,188,819	$—	$—	$—	$—	$—
Goldman Sachs USA	1,600,000	3,200,000	800,000	—	—	—
Fox Encore Promissory Note	5,150,000	—	—	—	—	—
Pacific Western Bank	95,332	133,154	—	—	—	—
Texas Citizens Bank	224,387	468,225	495,013	523,333	44,935	—
Various institutions	127,606	—	—	—	—	—
Totals	$9,386,144	$3,801,379	$1,295,013	$523,333	$44,935	$—

Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement
On May 9, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”), which amended the Restated Credit Agreement. Pursuant to Amendment No. 1, we, Vertex Operating, substantially all of our other wholly-owned subsidiaries, the Lender and the Agent, agreed to amend the Restated Credit Agreement to (a) change the threshold constituting a change of control under the Restated Credit Agreement, from any time that Benjamin P. Cowart, our Chief Executive Officer, Chairman and largest stockholder, ceases to beneficially own and control at least 20% on a fully diluted basis of the economic and voting interests of our capital stock (“Fully-Diluted Capital Stock”), to any time that Mr. Cowart beneficially owns less than 10% of our Fully-Diluted Capital Stock; (b) extend the date that we are required to meet certain fixed charge coverage ratios from the quarter ending September 30, 2016, to the quarter ending March 31, 2017; (c) adjust the calculation of leverage ratio described in the Restated Credit Agreement; (d) allow for the May 2016 Offering and the required payment of $800,000 to the Lender in connection with such May 2016 Offering (representing the payment originally due June 30, 2016); (e) provide that the financial covenants relating to fixed charge ratios and leverage ratios would not be tested for the quarters ending September 30, 2016 and December 31, 2016; (f) amend the required timing for certain other post-closing events to occur under the terms of the Restated Credit Agreement; and (g) include a release whereby we (and substantially all of our wholly-owned subsidiaries) released the Investor and Agent for any claims which we had, or could have had, as of the date the parties entered into Amendment No. 1.

NOTE 10. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the six months ended June 30, 2016 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the six months ended June 30, 2016 excludes: 1) options to purchase 2,777,552 shares of common stock, 2) warrants to purchase 4,252,135 shares of common stock, 3) Series B Preferred stock which is convertible into 4,832,422 shares of common stock, 4) Series B1 Preferred stock which is convertible into 12,403,683 shares of common stock and, 5) Series A Preferred and Series C Preferred stock, also convertible into common stock.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic Earnings per Share
Numerator:
Net (loss) income available to common shareholders	$(6,331,864)	$(445,195)	$(8,495,639)	$(17,411,650)
Denominator:
Weighted-average shares outstanding	29,765,702	28,130,575	29,535,212	28,124,492
Basic earnings per share	$(0.21)	$(0.02)	$(0.29)	$(0.62)

Diluted Earnings per Share
Numerator:
Net (loss) income available to common shareholders	$(6,331,864)	$(445,195)	$(8,495,639)	$(17,411,650)
Denominator:
Weighted-average shares outstanding	29,765,702	28,130,575	29,535,212	28,124,492
Effect of dilutive securities
Stock options and warrants	—	—	—	—
Preferred stock	—	—	—	—
Diluted weighted-average shares outstanding	29,765,702	28,130,575	29,535,212	28,124,492
Diluted earnings per share	$(0.21)	$(0.02)	$(0.29)	$(0.62)
NOTE 11. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2016, there were 29,765,702 common shares issued and outstanding (which number does not include the 1,108,928 shares of common stock held in escrow in order to satisfy the indemnification obligations of certain prior acquisition and sale transaction undertaken by us).

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

Common stock activity during the six months ended June 30, 2016 was as follows:

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

NOTE 12.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Preferred Stock is 17,000,000. The number of designated shares of the Company's Series C Preferred Stock is 44,000. As of June 30, 2016 and December 31, 2015, there were 492,716 shares and 612,943 shares of Series A Preferred Stock issued and outstanding, respectively. As of June 30, 2016 and December 31, 2015, there were 4,832,422 and 8,160,809 shares of Series B Preferred Stock issued and outstanding, respectively. In connection with the May 2016 Purchase Agreement described below under "Series B1 Preferred Stock and Temporary Equity", 3,575,070 shares of Series B Preferred Stock were repurchased and retired. As of June 30, 2016, there were 12,403,683 shares of Series B1 Preferred Stock issued and outstanding. As of June 30, 2016 and December 31, 2015 there were 44,000 and 0 shares of Series C Preferred Stock issued and outstanding, respectively. The 44,000 shares of Series C Preferred Stock would convert into 4,400,000 shares of Common Stock.
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

On June 24, 2015, we closed the transactions contemplated by the June 19, 2015 Unit Purchase Agreement (the “Purchase Agreement”) we entered into with certain institutional investors (the “Investors”), pursuant to which the Company sold the Investors an aggregate of 8,064,534 units (the “Units”), each consisting of (i) one share of Series B Preferred Stock and (ii) one warrant to purchase one-half of a share of common stock of the Company (each a “June 2015 Warrant” and collectively, the “June 2015 Warrants”). The Units were sold at a price of $3.10 per Unit (the “Unit Price”) (a 6.1% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the Purchase Agreement was entered into which was $2.91 per share (the “Closing Bid Price”)). The June 2015 Warrants have an exercise price of $2.92 per share ($0.01 above the Closing Bid Price). Total gross proceeds from the offering of the Units (the “Offering”) were $25.0 million.

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

In addition, under the Purchase Agreement, the Company agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the June 2015 Warrants under the Securities Act of 1933, as amended, for resale by the Investors. The Company committed to file a registration statement on Form S-1 by the 30th day following the closing of the Offering (which filing date was met) and to cause the registration statement to become effective by the 90th day following the closing (or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing), which registration statement was declared effective by the Securities and Exchange Commission on August 6, 2015. The Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the failure by the Company to cause the registration statement to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the Units affected by the event that are still held by the Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per annum.

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

The Company agreed pursuant to the Purchase Agreement, that until 60 days following effectiveness of the registration statement filed, to register the shares of common stock underlying the Series B Preferred Stock and June 2015 Warrants (the “Lock-Up Period”), to not offer or sell any common stock or securities convertible or exercisable into common stock, except pursuant to certain exceptions described in the Purchase Agreement, and each of the Company’s officers and directors agreed to not sell or offer for sale any shares of common stock until the end of the Lock-Up Period, subject to certain exceptions.
The June 2015 Warrants were valued using the dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the warrant shares at approximately $7,028,067. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 70%-100%, risk free interest rate of 1.59%, and expected term of 5.5 years. This valuation resulted in a beneficial conversion feature on the convertible preferred stock of approximately $5,682,741. This amount will be accreted over the term as a deemed dividend. Fees in the amount of $1.4 million relating to the stock placement were netted against proceeds. The June 2015 Warrants are exercisable beginning on December 26, 2015, and expire December 24, 2020.
In connection with the May 2016 Purchase Agreement described below under "Series B1 Preferred Stock and Temporary Equity", certain funds received in that offering totaling $11,189,838 were used to immediately repurchase and retire 3,575,070 shares of Series B Preferred Stock and pay the accrued but unpaid dividends due thereon and on certain other shares of Series B Preferred Stock held by those holders (the “Repurchases”). In connection with this transaction, $5,408,131 of unaccreted discount on these 3,575,070 shares of Series B Preferred Stock which were retired, was immediately recognized, which represents the pro-rata portion of the unaccreted discount.
The following table represents the carrying amount of the Series B Preferred Stock, classified as Temporary Equity on the Balance Sheet, at inception and as of June 30, 2016 and December 31, 2015:

Temporary Equity:
At Inception	June 24, 2015
Face amount of Series B Preferred	$25,000,000
Less: warrant value	7,028,067
Less: beneficial conversion feature	5,737,796
Less: issuance costs and fees	1,442,462
Carrying amount at inception	$10,791,675

	June 30, 2016	December 31, 2015
Face amount of Series B Preferred	$25,000,000	$25,000,000
Less: repurchase of 3,575,070 shares	11,189,838	—
Plus: dividends in kind	1,088,132	—
Less: unaccreted discount	(7,139,756)	(13,044,793)
Carrying amount	$7,758,538	$11,955,207

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares are accounted for net outside of stockholders’ equity at $7,758,538 with the June 2015 Warrants accounted for as liabilities at their fair value of $2,226,092 as of June 30, 2016. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these June 2015 Warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the June 2015 Warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.

The changes in liabilities measured using significant unobservable inputs for the six months ended June 30, 2016 were as follows:

Level Three Roll-Forward
Item	Level 3
Balance at December 31, 2014	$—
Warrants issued June 24, 2015	7,028,067
Change in valuation of warrants	(5,479,463)
Balance at December 31, 2015	$1,548,604
Change in valuation of warrants	1,986,320
Balance at March 31, 2016	3,534,924
May 2016 Series B1 Preferred Warrants (described below)	2,867,264
Change in valuation of warrants	(1,645,288)
Balance at June 30, 2016	$4,756,900

The June 2015 Warrants related to the Series B Preferred Stock were revalued at June 30, 2016 and December 31, 2015 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $2,226,092. The June 2015 Warrants related to the Series B Preferred Stock and the May 2016 Warrants (defined below under "Series B1 Preferred Stock and Temporary Equity" related to the Series B1 Preferred Stock were revalued at June 30, 2016 and December 31, 2015 (as to the Series B Preferred Stock Warrants) using the dynamic Black Scholes Merton model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares. At June 30, 2016, the June 2015 Warrants and the May 2016 Warrants were valued at approximately $2,226,092 and $2,530,808, respectively. The dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 76%-100%, risk free interest rate of 1.01%, and expected term of 3.97 years (June 2015 Warrants) and 5.37 years (May 2016 Warrants).
The Certificate of Designation of the Series B Preferred Stock contains customary anti-dilution protection for proportional adjustments (e.g. stock splits).
The beneficial conversion feature (BCF) relates to potential differences between the effective conversion price (measured based on proceeds allocated to the Series B Preferred Stock) and the fair value of the stock into which Preferred B Shares are currently convertible (common stock).
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
The initial BCF of the Series B Preferred was determined by calculating the intrinsic value of the conversion feature as follows:

Face amount of Series B Preferred Stock	$25,000,000
Less: allocated value of Warrants	7,028,067
Allocated value of Series B Preferred Stock	$17,971,933
Shares of Common stock to be converted	8,064,534
Effective conversion price	$2.23
Market price	$2.94
Intrinsic value per share	$0.7115
Intrinsic value of beneficial conversion feature	$5,682,741

As of June 30, 2016 and December 31, 2015, respectively, a total of $264,074 and $376,571 of dividends were accrued on our outstanding Series B Preferred Stock (not including shares of Series B Preferred Stock converted into common stock in August 2015, as described above). We were prohibited from paying such dividends in shares of common stock because the applicable Dividend Stock Payment Price was below $2.91. The “Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock. Pursuant to the terms of our Credit Agreement, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind for the quarters ending June 30, 2016, March 31, 2016 and December 31, 2015, respectively, by way of the issuance of restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock totaling 62,822, 124,258 and 122,425 in July 2016, April 2016 and January 2016, respectively. If converted in full, these dividends issued in kind would convert on a one to one basis into shares of our common stock.
Series B1 Preferred Stock and Temporary Equity

Dividends on our Series B1 Preferred Stock accrue at an annual rate of 6% of the original issue price of the preferred stock ($1.56 per share), subject to increases under certain circumstances, and are payable on a quarterly basis. The dividends are payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above $1.52. If the Company is prohibited from paying the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in kind in Series B1 Preferred Stock shares at $1.56 per share.

The Series B1 Preferred Stock include a liquidation preference (in the amount of $1.56 per share) which is junior to the Company’s previously outstanding shares of preferred stock, except the Series B Preferred Stock, which it para pasu with, senior credit facilities and other debt holders as provided in further detail in the designation.

The Series B1 Preferred Stock (including accrued and unpaid dividends) is convertible into shares of the Company’s common stock at the holder’s option at $1.56 per share (initially a one-for-one basis). If the Company’s common stock trades at or above $3.90 per share for a period of 20 consecutive trading days, after certain triggering events occur, the Company may at such time force conversion of the Series B1 Preferred Stock (including accrued and unpaid dividends) into common stock of the Company.

The Series B1 Preferred Stock votes together with the common stock on an as-converted basis, provided that each holder’s voting rights are subject to and limited by the Series B1 Beneficial Ownership Limitation described below.

The Company has the option to redeem the outstanding shares of Series B1 Preferred Stock at $1.72 per share, plus any accrued and unpaid dividends on such Series B1 Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B Preferred Stock at $1.56 per share, plus any accrued and unpaid dividends, on June 24, 2020. Notwithstanding either of the foregoing, the Series B1 Preferred Stock may not be redeemed unless and until amounts outstanding under the Company’s senior credit facility have been paid in full.

The Series B1 Preferred Stock and May 2016 Warrants (defined below) contain provisions prohibiting the conversion of such Series B1 Preferred Stock into common stock of the Company, if upon such conversion, the holder thereof would beneficially own more than 9.999% of the Company’s then outstanding common stock (the “Series B1 Beneficial Ownership Limitation”). The Series B1 Beneficial Ownership Limitation does not apply to forced conversions undertaken by the Company pursuant to the terms of the Designation (summarized above).

On May 10, 2016, we entered into a Unit Purchase Agreement (the “May 2016 Purchase Agreement”) with certain institutional investors (the “May 2016 Investors”), pursuant to which, on May 13, 2016, the Company sold the May 2016 Investors an aggregate of 12,403,683 units (the "May 2016 Units”), each consisting of (i) one share of Series B1 Preferred Stock and (ii) one warrant to purchase one-quarter of a share of common stock of the Company (each a “May 2016 Warrant” and collectively, the "May 2016 Warrants”). The Units were sold at a price of $1.56 per Unit (the “May 2016 Unit Price”) (a 2.6% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the May 2016 Purchase Agreement was entered into which was $1.52 per share (the “May 2016 Closing Bid Price”)). The May 2016 Warrants have an exercise price of $1.53 per share ($0.01 above the May 2016 Closing Bid Price). Total gross proceeds from the offering of the Units (the “May 2016 Offering”) were $19.4 million.

A total of $18,649,738 of the securities sold in the May 2016 Offering came from investors who participated in the Company’s prior June 2015 offering of Series B Preferred Stock and warrants to purchase shares of common stock. A total of 60% of the funds received from such investors were used to immediately repurchase such investors’ Series B Preferred Stock. As a result, a total of $11,189,838 of the proceeds raised in the May 2016 Offering were used to immediately repurchase and retire 3,575,070 shares of Series B Preferred Stock (the “Repurchases”).

The Placement Agent in the offering received a commission equal to 6.5% of the net proceeds from the May 2016 Offering, after affecting the Repurchases described above, for an aggregate commission of $0.53 million which was netted against the proceeds raised.

We used the net proceeds from the May 2016 Offering to repay amounts owed under the Credit Agreement in the amount of $0.8 million and the remaining proceeds will be used for working capital purposes and potential acquisitions.

In addition, under the May 2016 Purchase Agreement, the Company agreed to register the shares of common stock issuable upon conversion of the Series B1 Preferred Stock and upon exercise of the May 2016 Warrants under the Securities Act of 1933, as amended, for resale by the May 2016 Investors. The Company committed to file a registration statement on Form S-1 by the 30th day following the closing of the May 2016 Offering (which filing date was met) and to cause the registration statement to become effective by the 90th day following the closing (or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing). The May 2016 Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the failure by the Company to cause the registration statement to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by a May 2016 Investor for the May 2016 Units affected by the event that are still held by the May 2016 Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the May 2016 Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per annum.

Under the May 2016 Purchase Agreement, the Company agreed to indemnify the May 2016 Investors for liabilities arising out of or relating to (i) any untrue statement of a material fact contained in the registration statement, (ii) any inaccuracy in the representations and warranties of the Company contained in the May 2016 Purchase Agreement or the failure of the Company to perform its obligations under the May 2016 Purchase Agreement and (iii) any failure by the Company to fulfill any undertaking included in the registration statement, subject to certain exceptions. The Investors, severally, and not jointly agreed to indemnify the Company against (i) any failure by such Investor to comply with the covenants and agreements contained in the May 2016 Purchase Agreement and (ii) any untrue statement of a material fact contained in the registration statement to the extent such untrue statement was made in reliance upon and in conformity with written information furnished by or on behalf of that Investor specifically for use in preparation of the registration statement, subject to certain exceptions.

The Company agreed pursuant to the May 2016 Purchase Agreement, that until 60 days following effectiveness of the registration statement filed, to register the shares of common stock underlying the Series B1 Preferred Stock and May 2016 Warrants (the “May 2016 Lock-Up Period”), to not offer or sell any common stock or securities convertible or exercisable into common stock, except pursuant to certain exceptions described in the May 2016 Purchase Agreement, and each of the Company’s officers and directors agreed to not sell or offer for sale any shares of common stock until the end of the May 2016 Lock-Up Period, subject to certain exceptions.

The May 2016 Warrants were valued using the dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the May 2016 Warrant shares at approximately $2,867,264. The dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 70%-100%, risk free interest rate of 1.22%, and expected term of 5.5 years. This valuation resulted in a beneficial conversion feature on the convertible preferred stock of approximately $2,371,106. This amount will be accreted over the term as a deemed dividend. Fees in the amount of $0.6 million relating to the stock placement were netted against proceeds. The May 2016 Warrants are exercisable beginning on November 14, 2016, and expire on November 14, 2021.

The following table represents the carrying amount of the Series B1 Preferred Stock, classified as Temporary Equity on the Balance Sheet, at inception (May 13, 2016) and as of June 30, 2016:

Temporary Equity:
At Inception	May 13, 2016
Face amount of Series B1 Preferred	$19,349,745
Less: May 2016 Warrant value	2,867,264
Less: May 2016 Beneficial Conversion Feature	2,371,106
Less: May 2016 issuance costs and fees	607,880
Carrying amount at inception	$13,503,495

June 30, 2016
Face amount of Series B1 Preferred	$19,349,745
Less: unaccreted discount	5,758,613
Carrying amount	$13,591,132

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $13,591,132 with the May 2016 Warrants accounted for as liabilities at their fair value of $2,530,808 as of June 30, 2016. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the May 2016 Warrants. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible Series B1 Preferred Stock shares are redeemed, any redemption price in excess of the carrying amount of the convertible Series B1 Preferred Stock would be treated as a dividend.

The changes in liabilities measured using significant unobservable inputs for the three and six months ended June 30, 2016 are described above within the Level Three Roll-Forward table under Series B Preferred Stock and Temporary Equity.

The Certificate of Designation of the Series B1 Preferred Stock contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). The May 2016 beneficial conversion feature (BCF) relates to the potential difference between the effective conversion price (measured based on proceeds allocated to the Series B1 Preferred Stock) and the fair value of the stock into which Series B1 Preferred Stock shares are currently convertible (common stock). If a conversion option embedded in a debt host instrument does not require separate accounting as a derivative instrument under ASC 815, the convertible hybrid instrument must be evaluated under ASC 470-20 for the identification of a possible BCF. The May 2016 BCF will be initially recognized as an offsetting reduction to Series B1 Preferred Stock (debit) - Temporary Equity, with the credit being recognized in equity (additional paid-in capital). The resulting May 2016 debt issuance costs, debt discount, value allocated to warrants, and BCF should be accreted to the Series B1 Preferred Stock to ensure that the Series B1 Preferred Stock balance is equal to its face value as of the redemption or conversion date, if conversion is expected earlier.

The May 2016 BCF was determined by calculating the intrinsic value of the conversion feature as follows:

May 13, 2016
Face amount of Series B1 Preferred Stock	$19,349,756
Less: allocated value of May 2016 Warrants	2,867,264
Allocated value of Series B1 Preferred Stock	$16,482,492
Shares of Common stock to be converted	12,403,683
Effective conversion price	$1.33
Market price	$1.52
Intrinsic value per share	$0.19
Intrinsic value of May 2016 beneficial conversion feature	$2,371,106

For the quarter ending June 30, 2016 a total of $145,123 of dividends were accrued on our outstanding Series B1 Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable May 2016 Dividend Stock Payment Price was below $1.52. In the event the applicable Dividend Stock Payment Price is below $1.52, we are required to pay such dividend in cash or in-kind in additional shares of Series B1 Preferred Stock. Pursuant to the terms of our Credit Agreement, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind for the quarter ending June 30, 2016 by way of the issuance of 97,875 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2016. If converted in full, the 97,875 shares of Series B1 Preferred Stock would convert into 97,875 shares of our common stock.

Series C Convertible Preferred Stock

On January 29, 2016, we sold 44,000 shares of Series C Preferred Stock (as described below) in consideration for $4 million.

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

NOTE 13.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three and six months ended June 30, 2016 and 2015 is as follows:

THREE MONTHS ENDED JUNE 30, 2016
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$19,836,390	$2,923,481	$1,668,573	$24,428,444

Income (loss) from operations	$(812,262)	$47,336	$(243,241)	$(1,008,167)

THREE MONTHS ENDED JUNE 30, 2015
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$34,338,534	$11,447,889	$3,333,288	$49,119,711

Income (loss) from operations	$(2,511,824)	$703,384	$90,410	$(1,718,030)

SIX MONTHS ENDED JUNE 30, 2016
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$29,969,884	$5,549,936	$3,041,228	$38,561,048

Income (loss) from operations	$(7,795,446)	$(228,968)	$(361,224)	$(8,385,638)

SIX MONTHS ENDED JUNE 30, 2015
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$59,252,510	$19,714,009	$7,837,531	$86,804,050

Income (loss) from operations	$(10,487,316)	$840,249	$520,232	$(9,126,835)

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

	2016	2015
Statutory tax on book income	$(546,000)	$(5,852,000)
Permanent differences	(47,000)	(3,428,000)
Net operating loss utilization	—	—
Change in valuation allowance	632,000	15,109,000
Other	(156,646)	(523,000)
Income tax expense (benefit)	$(117,646)	$5,306,000
NOTE 15. NEW JOINT VENTURE

On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's operating loss of $84,545 for the three months ended June 30, 2016 and then added the 49% or $41,427 loss attributable to the non-controlling interest back to the Company's "Net income (loss) attributable to Vertex Energy, Inc." in the Balance Sheet.

NOTE 16. SUBSEQUENT EVENTS

Issuance of Series B Preferred Stock and Series B1 Preferred Stock Shares In-Kind

Pursuant to the terms of our Credit Agreement with our senior lender, we are prohibited from paying dividends in cash and therefore we paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which accrued as of June 30, 2016, in-kind by way of the issuance of 62,822 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in July 2016 and the issuance of 97,875 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2016. If converted in full, the 62,822 shares of Series B Preferred Stock would convert into 62,822 shares of common stock and the 97,875 shares of Series B1 Preferred Stock would convert into 97,875 shares of common stock.

Conversion of Series C Preferred Stock

On August 1, 2016, the holder of our 44,000 outstanding shares of Series C Convertible Preferred Stock, converted 12,432 of such shares into 1,243,200 shares of our common stock (each share of Series C Convertible Preferred Stock converts into 100 shares of common stock at the option of the holder thereof). We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuance, as the security was exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. As a result of the conversion, there are 31,568 outstanding shares of Series C Convertible Preferred Stock, which if converted in full, would convert into 3,156,800 shares of common stock.

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

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	our ability to protect our intellectual property and not infringe on others’ intellectual property;

•	our ability to scale our business;

•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;

•	our ability to obtain and retain customers;

•	our ability to produce our products at competitive rates;

•	material weaknesses in our internal controls over financial reporting;

•	our ability to execute our business strategy in a very competitive environment;

•	trends in, and the market for, the price of oil and gas and alternative energy sources;

•	our ability to maintain our relationship with KMTEX;

•	the impact of competitive services and products;

•	our ability to integrate acquisitions;

•	our ability to complete future acquisitions;

•	our ability to maintain insurance;

•	potential future litigation, judgments and settlements;

•	rules and regulations making our operations more costly or restrictive;

•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;

•	economic downturns both in the United States and globally;

•	risk of increased regulation of our operations and products;

•	negative publicity and public opposition to our operations;

•	disruptions in the infrastructure that we and our partners rely on;

•	an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms;

•	our ability to effectively integrate acquired assets, companies, employees or businesses;

•	liabilities associated with acquired companies, assets or businesses;

•	interruptions at our facilities;

•	required earn-out payments and other contingent payments we are required to make;

•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;

•	our ability to acquire and construct new facilities;

•	certain events of default which have occurred under our debt facilities and previously been waived;

•	prohibitions on borrowing and other covenants of our debt facilities;

•	our ability to effectively manage our growth;

•	repayment of and covenants in our debt facilities;

•	risks relating to our outstanding preferred stock, the terms thereof, and redemption obligations associated therewith;

•	the lack of capital available on acceptable terms to finance our continued growth; and

•	other risk factors included under “Risk Factors” below and in our Annual Report on Form 10-K.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and "Part II", "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Vertex”, “Vertex Energy” and “Vertex Energy, Inc.” refer specifically to Vertex Energy, Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

    •    “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
    •    “SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
    •    “Securities Act” refers to the Securities Act of 1933, as amended.

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
We currently provide our services in 15 states, primarily in the Gulf Coast and Central Midwest regions of the United States. For the rolling twelve month period ending June 30, 2016, we aggregated approximately 105 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 71.4 million gallons of used motor oil with our proprietary Thermal Chemical Extraction Process (“TCEP”), VGO and Base Oil processes.
Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners.
Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to end customers. We operate a refining facility that uses our proprietary TCEP (which is currently not in operation) and we also utilize third-party processing facilities. We also acquired our Marrero, Louisiana facility, which facility re-refines used motor oil and also produces vacuum gas oil ("VGO") and our Myrtle Grove re-refining complex in Belle Chasse, Louisiana in May 2014. At the same time we acquired Golden State Lubricant Works, LLC ("Golden State"), a blending and storage facility in Bakersfield, California which is no longer in operation as of the date of this report.
Our Recovery division includes a generator solutions company for the proper recovery and management of hydrocarbon streams as well as a company named E-Source Holdings, LLC (“E-Source”). E-Source provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles that are used for shipping and handling equipment and scrap materials.
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
The required closing date of the Final Closing was extended by the parties until January 31, 2015, provided that such Final Closing failed to occur by such date, and on February 25, 2015, we provided Omega Refining, Bango Refining, and Omega Holdings, formal notice of the termination of the Company’s rights to complete the Final Closing, provided that as disclosed below in January 2016, we acquired and then immediately sold the Bango Plant.
In connection with the Initial Closing, Omega Refining and Bango Refining provided Vertex Refining Nevada a Secured Promissory Note (the “Omega Secured Note”) in the aggregate amount of $13,858,067, which was due and payable on June 30, 2015, which was not paid on such date, which is in default and which accrues interest at 18% per annum until paid in full. The repayment of the Omega Secured Note is guaranteed by Omega Holdings pursuant to a Guaranty Agreement and secured by a security interest granted pursuant to the terms of the Omega Secured Note and a Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing.
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
The purchase price paid in consideration for the Heartland Assets was the assumption of the assumed liabilities and an aggregate of 2,257,467 shares of restricted common stock (the “Heartland Shares”), representing a total of 1,189,637 shares valued at $8,276,792, as agreed pursuant to the terms of the original Heartland Purchase Agreement, 303,957 shares which were due in consideration for the purchase of various inventory of Heartland acquired by the Company at the closing in connection with the purchase of inventory, valued at $792,270, and a total of 763,873 shares due in consideration for the Reimbursement of Operating Losses (described below). A total of 150,000 shares of restricted common stock issued at Closing are being held in escrow and will be used to satisfy indemnification claims (the “Escrow Shares”). An aggregate of an additional $200,000 was owed to Heartland in connection with an inventory true-up after Closing and as such, we subsequently issued Heartland an additional 56,180 shares of restricted common stock ($200,000 divided by $3.56).
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
Any Contingent Payment due is payable 50% in cash and 50% in shares of the Company’s common stock based on VWAP commencing on the trading day immediately following the last day of the Earnout Period and ending on such tenth trading day thereafter, subject to NASDAQ rules and regulations. Additionally, the amount of any Contingent Payment is reduced by two-thirds of the cumulative total of required capital expenditures incurred at Heartland’s refining facility in Columbus, Ohio, which are paid or funded by Vertex OH after the closing, not to exceed $866,667, which capital expenditures are estimated to total $1.3 million in aggregate. In December 2015 the Company wrote off the $6,069,000 that was included in liabilities as a contingency because the projections indicated that it was likely that there would not be a payout during the Earnout Period.
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

Recent Events:
Vertex Recovery Management LA, LLC
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's operating loss of $84,545 for the three months ended June 30, 2016 and then added the 49% or $41,427 loss attributable to the non-controlling interest back to the Company's "Net income (loss) attributable to Vertex Energy, Inc." in the Balance Sheet.

On June 5, 2016, we and Penthol C.V. (“Penthol”)  of the Netherlands aka Penthol LLC (a Penthol subsidiary in the United States) reached an agreement for us to act as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States.  The start-up date was July 25, 2016, and the product will ship via truck, rail and barge.

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
Additionally, at the closing, we placed $1.5 million in cash and $1 million worth of our common stock (1,108,928 shares) into escrow with 50% of the shares to be released 12 months following the closing and such cash and the remainder of the shares held in escrow to be released 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value. No additional shares were required to be escrowed as of June 30, 2016.
The Sale Agreement includes standard indemnification obligations of the parties, subject to certain caps on indemnification and deductibles. The closing of the transactions contemplated by the Sale Agreement was subject to usual and customary closing conditions, including requiring that we and Safety-Kleen enter into a Swap Agreement and Base Oil Agreement, all of which were satisfied prior to or at closing.
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

Subscription Agreement
On January 29, 2016, separate from and subsequent to the closing of the transactions contemplated by the Membership Interest Purchase Agreement, Fox Encore 05 LLC, the sole owner of Bango Oil, as seller (“Fox Encore”), entered into a Subscription Agreement with the Company whereby Fox Encore subscribed for and purchased 44,000 shares of newly-designated Series C Preferred Stock in consideration for $4 million. The 44,000 shares of Series C Preferred Stock are convertible into 4,400,000 shares of the Company’s common stock subject to the terms of a Certificate of Designation of the Series C Preferred Stock.
$5.15 Million Promissory Note
On January 29, 2016, following the closing of, and separate from the transactions contemplated by, the Membership Interest Purchase Agreement, Vertex OH, borrowed $5.15 million from Fox Encore and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension will extend the Maturity Date of the Fox Note until January 31, 2017, the second extension will extend the Maturity Date of the Fox Note until July 31, 2017, and the third extension will extend the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elects to exercise the Extension Option to extend the Maturity Date to January 31, 2017, the 3% fee for such extension is not to be paid in cash but is instead added to the outstanding principal balance of the Fox Note. The Fox Note may be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid is decreased by $150,000. The Fox Note is secured by a mortgage. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default. The Fox Note also includes a provision allowing the Lender (or any other lender party to the Restated Credit Agreement each as described below under “Amended and Restated Credit and Guaranty Agreement”) to purchase the Fox Note upon the occurrence of an event of default under the Restated Credit Agreement.
May 2016 Unit Offering

On May 13, 2016, we closed the transactions contemplated by the May 10, 2016 Unit Purchase Agreement (the “May 2016 Purchase Agreement”) entered into with certain accredited investors (the “May 2016 Investors”), pursuant to which we sold to the May 2016 Investors an aggregate of 12,403,683 units (the “May 2016 Units”), each consisting of (i) one share of Series B1 Preferred Stock of the Company, $0.001 par value per share (the “Series B1 Preferred Stock”) and (ii) one warrant to purchase one-quarter of a share of common stock of the Company, $0.001 par value per share, totaling an aggregate of warrants to purchase 3,100,926 shares of common stock (each a “May 2016 Warrant” and collectively, the “May 2016 Warrants”). The May 2016 Units were sold at a price of $1.56 per Unit (the “May 2016 Unit Price”) (a 2.6% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the May 2016 Purchase Agreement was entered into which was $1.52 per share (the “May 2016 Closing Bid Price”)). The May 2016 Warrants have an exercise price of $1.53 per share ($0.01 above the May 2016 Closing Bid Price), are exercisable beginning 185 days after the date of the closing of the May 2016 Offering (November 14, 2016), have a term of 5.5 years and have cashless exercise rights to the extent the shares of common stock issuable upon exercise of the May 2016 Warrants are not registered with the Securities and Exchange Commission. Total gross proceeds from the offering of the May 2016 Units (the “May 2016 Offering”) were $19,349,740.

A total of $18,649,738 of the securities sold in the May 2016 Offering were purchased by investors who participated in the Company’s prior June 2015 Offering of Series B Preferred Stock and warrants. A total of 60% of the funds received from such investors was used to immediately repurchase such investors’ Series B Preferred Stock. As a result, a total of $11,189,838 of the proceeds raised in the May 2016 Offering were used to immediately repurchase and retire 3,575,070 shares of Series B Preferred Stock and pay accrued interest on such repurchased shares through the closing date (the “Repurchases”), leaving net proceeds of approximately $7.5 million, after deducting placement agent’s fees, described below and offering expenses. Of these net proceeds, $800,000 was used to pay amounts owed at the end of June 2016, under the terms of the Amended and Restated Credit and Guaranty Agreement, and the remaining proceeds are planned to be used for working capital purposes and potential acquisitions.

Craig-Hallum Capital Group LLC (the “Placement Agent”) acted as exclusive placement agent in connection with the May 2016 Offering. The Placement Agent received a commission equal to 6.5% of the net proceeds after affecting the Repurchases described above, from the May 2016 Offering, for an aggregate commission of approximately $530,000.
The Company’s Chief Executive Officer and Chairman, Benjamin P. Cowart, and the Company’s Chief Financial Officer and Secretary, Chris Carlson, each purchased 32,052 May 2016 Units ($50,000 of May 2016 Units) in the May 2016 Offering and in connection with such purchases were issued 32,052 shares of Series B1 Preferred Stock and May 2016 Warrants to purchase 8,013 shares of common stock.
Amended and Restated Certificate of Designation of Series B Preferred Stock

As a required condition to closing the May 2016 Offering, the holders of the Company’s Series B Preferred Stock agreed to amend the Certificate of Designation of the Company’s Series B Preferred Stock to: (a) provide that the Series B Preferred Stock ranks equally with the Series B1 Preferred Stock upon liquidation and redemption; (b) clarify that each holder of Series B Preferred Stock is limited to voting the lesser of (i) 9.99% of the Company’s common stock then outstanding; and (ii) such number of voting shares of the Company, if any, that, when added together with the other voting securities of the Company beneficially owned (as calculated pursuant to Rule 13d-3 of the Exchange Act) by such holder, totals 9.99% of the Company’s then outstanding common stock; and (c) allow for the Repurchases. The amended designation was filed with the Secretary of State of Nevada on May 12, 2016.

Amended and Restated Certificate of Designation of Series C Convertible Preferred Stock

As a required condition to closing the May 2016 Offering, the holder of the Company’s Series C Convertible Preferred Stock agreed to amend the Certificate of Designation of the Company’s Series C Convertible Preferred Stock to provide that the Series B1 Preferred Stock ranked senior to the Series C Preferred Stock upon liquidation. The amended designation was filed with the Secretary of State of Nevada on May 12, 2016.

Certificate of Designation of Series B1 Preferred Stock

The Series B1 Preferred Stock is subject to the terms and conditions and has the rights and preferences set forth in the Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B1 Preferred Stock (the “Designation”), which was filed with the Secretary of State of Nevada on May 12, 2016. The Series B1 Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B1 Preferred Stock ($1.56 per share or $19.3 million in aggregate), provided that such dividend increases to 9% if the Consolidated Adjusted EBITDA (defined below) targets described below are not met during the periods indicated below during 2016-2017, until the earlier of (a) the date the next target is met, or (b) June 30, 2018. “Consolidated Adjusted EBITDA” means the Company’s operating income, plus (i) share-based compensation expense, (ii) depreciation and amortization, (iii) goodwill impairment charges, (iv) acquisition related expenses, (v) nonrecurring restructuring charges, and (vi) other non-cash expenses or one-time items, all as calculated in accordance with United States generally accepted accounting principles, as consistently applied by the Company.

The Consolidated Adjusted EBITDA targets are as follows:

Measurement Period	Consolidated Adjusted EBITDA
For the six months ending December 31, 2016	Negative $1,000,000
For the three months ending March 31, 2017	$1,000,000
For the six months ending June 30, 2017	$3,500,000
For the nine months ending September 30, 2017	$5,500,000
For the twelve months ending December 31, 2017	$7,500,000

The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, subject to the terms of the Company’s senior loan documents. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above the May 2016 Closing Bid Price. If the Company is prohibited from paying the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in additional shares of Series B1 Preferred Stock shares based on the original May 2016 Unit Price.

The Series B1 Preferred Stock includes a liquidation preference (in the amount of the May 2016 Unit Price) which is junior to the Company’s Series A Preferred Stock, ranks senior to the Company’s Series C Preferred Stock and ranks equally with the Series B Preferred Stock. The Series B1 Preferred Stock also ranks junior to the Company’s credit facilities and other debt holders as provided in further detail in the Designation.

The Series B1 Preferred Stock prohibits us from (i) increasing or decreasing (other than by redemption or conversion (as described in the Designation)) the total number of authorized shares of Series B1 Preferred Stock (except to the extent required to issue payment-in-kind shares); (ii) re-issuing any shares of Series B1 Preferred Stock converted or redeemed; (iii) creating, or authorizing the creation of, or issuing or obligating the Company to issue shares of, any class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series B1 Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption, or increase the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series B1 Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption; (iv) issuing, incurring or obligating the Company to issue or incur any indebtedness that is convertible into, or exchangeable for, any equity security of the Company or instruments derivative of any equity security of the Company; (v) granting any rights to require a mandatory repurchase, retirement or redemption by the Company of any of the Company’s equity securities or instruments derivative of its equity securities on or prior to June 24, 2020, or issuing, incurring or obligating the Company to issue or incur, any indebtedness with a maturity date on or prior to June 24, 2020, that is convertible into, or exchangeable for, equity securities or instruments derivative of the Company’s equity securities; (vi) effecting an exchange, reclassification, or cancellation of all or a part of the Series B1 Preferred Stock (except pursuant to the terms of the Designation); (vii) effecting an exchange, or creating a right of exchange, of all or part of the shares of another class of shares into shares of Series B1 Preferred Stock; (viii) issuing any shares of Series B1 Preferred Stock other than pursuant to the Purchase Agreement or as payment-in-kind shares; (ix) altering or changing the rights, preferences or privileges of the Series B1 Preferred Stock so as to affect adversely the shares of such series; or (x) amending or waiving any provision of the Company’s Articles of Incorporation or Bylaws relative to the Series B1 Preferred Stock so as to affect adversely the shares of Series B1 Preferred Stock in any material respect as compared to holders of other series, in each case without the prior written consent of holders of Series B1 Preferred Stock holding a majority of the then outstanding shares of Series B1 Preferred Stock.

The Series B1 Preferred Stock (including accrued and unpaid dividends) is convertible into shares of the Company’s common stock at the holder’s option at any time after closing at the May 2016 Unit Price (initially a one-for-one basis). If the Company’s common stock trades at or above $3.90 per share (250% of the May 2016 Unit Price) for a period of 20 consecutive trading days at any time following the earlier of (a) the effective date of the resale registration statement (described below), or (b) six months after the closing of the May 2016 Offering, the Company may at such time force conversion of the Series B1 Preferred Stock (including accrued and unpaid dividends) into common stock of the Company.

The Series B1 Preferred Stock votes together with the common stock on an as-converted basis, provided that each holder’s voting rights are subject to and limited by the Beneficial Ownership Limitation described below.

The Company has the option to redeem the outstanding shares of Series B1 Preferred Stock at 110% of the May 2016 Unit Price plus any accrued and unpaid dividends on such Series B1 Preferred Stock redeemed, at any time beginning on June 24, 2017 (the two year anniversary of the closing of the Company’s June 2015 offering of Series B Preferred Stock) and the Company is required to redeem the Series B1 Preferred Stock at the May 2016 Unit Price plus any accrued and unpaid dividends on June 24, 2020 (the five year anniversary of the closing of the Company’s June 2015 offering of Series B Preferred Stock). Notwithstanding either of the foregoing, the Series B1 Preferred Stock may not be redeemed unless and until amounts outstanding under the Credit Agreement have been paid in full.

Both the Series B1 Preferred Stock and the May 2016 Warrants contain a provision prohibiting the conversion of the Series B1 Preferred Stock and the exercise of the May 2016 Warrants into common stock of the Company, if upon such conversion or exercise, as applicable, the holder thereof would beneficially own more than 9.999% of the Company’s then outstanding common stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation does not apply to forced conversions undertaken by the Company pursuant to the terms of the Designation (summarized above). The Beneficial Ownership Limitation also applies to the voting rights of the Series B1 Preferred Stock. Certain of the investors also agreed to contractually reduce the Beneficial Ownership Limitation to 4.999%.

Amended and Restated Credit and Guaranty Agreement
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc., as lender (“Lender”) and Goldman Sachs Bank USA, a New York State-Chartered Bank, as Administrative Agent, Lead Arranger and Collateral Agent (“Agent”) entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”), which amended and restated that certain $40 million Credit and Guaranty Agreement entered into between the parties on May 2, 2014 (as amended and modified to date, the “Credit Agreement”). The Restated Credit Agreement changed the Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Credit Agreement on substantially similar terms as the currently outstanding amounts owed to the Lender); modified the Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant as described above; provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by the Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allowed for the issuance of the Fox Note and a Mortgage; confirmed that we are required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Credit Agreement as a result of various financial ratios we are required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we are required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Credit Agreement include events of default under the Fox Note; and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Credit Agreement.
Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement
On May 9, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”), which amended the Restated Credit Agreement. Pursuant to Amendment No. 1, we, Vertex Operating, substantially all of our other wholly-owned subsidiaries, the Lender and the Agent, agreed to amend the Restated Credit Agreement to (a) change the threshold constituting a change of control under the Restated Credit Agreement, from any time that Benjamin P. Cowart, our Chief Executive Officer, Chairman and largest stockholder, ceases to beneficially own and control at least 20% on a fully diluted basis of the economic and voting interests of our capital stock (“Fully-Diluted Capital Stock”), to any time that Mr. Cowart beneficially owns less than 10% of our Fully-Diluted Capital Stock; (b) extend the date that we are required to meet certain fixed charge coverage ratios from the quarter ending September 30, 2016, to the quarter ending March 31, 2017; (c) adjust the calculation of leverage ratio described in the Restated Credit Agreement; (d) allow for the May 2016 Offering and the required payment of $800,000 to the Lender in connection with such May 2016 Offering (representing the payment originally due June 30, 2016); (e) provide that the financial covenants relating to fixed charge ratios and leverage ratios would not be tested for the quarters ending September 30, 2016 and December 31, 2016; (f) amend the required timing for certain other post-closing events to occur under the terms of the Restated Credit Agreement; and (g) include a release whereby we (and substantially all of our wholly-owned subsidiaries) released the Investor and Agent for any claims which we had, or could have had, as of the date the parties entered into Amendment No. 1.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Set forth below are our results of operations for the three months ended June 30, 2016 as compared to the same period in 2015.

	Three Months Ended June 30,
	2016	2015	$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Revenues	$24,428,444	$49,119,711	$(24,691,267)	(50)%
Cost of revenues	19,168,398	43,635,177	24,466,779	56%
Gross profit	5,260,046	5,484,534	(224,488)	(4)%

Selling, general and administrative expenses (exclusive of acquisition related expenses)	4,688,035	5,641,250	953,215	17%
Depreciation and amortization	1,553,655	1,561,314	7,659	—%
Acquisition related expenses	26,523	—	(26,523)	(100)%
Total operating expenses	6,268,213	7,202,564	934,351	13%

Loss from operations	(1,008,167)	(1,718,030)	709,863	41%

Other income (expense):
Other income (loss)	2,486	10	2,476	24,760%
Gain (loss) on change in value of derivative liability	1,645,288	1,816,982	(171,694)	(9)%
Gain (loss) asset sales	—	12,818	(12,818)	(100)%
Gain (loss) on futures contracts	(317,675)	—	(317,675)	(100)%
Interest expense	(406,019)	(556,975)	150,956	27%
Total other income (expense)	924,080	1,272,835	(348,755)	(27)%

Income/(loss) before income tax	(84,087)	(445,195)	361,108	81%

Income tax benefit (expense)	—	—	—	—%

Net income (loss)	$(84,087)	$(445,195)	$361,108	81%
Non-controlling interest	$(41,427)	$—	$(41,427)	(100)%
Net income (loss) attributable to Vertex Energy, Inc.	$(42,660)	$(445,195)	$402,535	90%

Each of our segments’ income (loss) from operations during the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2016	2015
Total revenue	$19,836,390	$34,338,534	$(14,502,144)	(42)%
Total cost of revenue	15,557,879	30,912,204	15,354,325	50%
Gross profit	4,278,511	3,426,330	852,181	25%
Reduction in contingent consideration	—	—	—	—%
Selling general and administrative expense	3,871,146	4,677,801	806,655	17%
Depreciation and amortization	1,193,104	1,260,353	67,249	5%
Acquisition related expenses	26,523	—	(26,523)	(100)%
Loss from operations	$(812,262)	$(2,511,824)	$1,699,562	68%

Refining Segment
Total revenue	$2,923,481	$11,447,889	$(8,524,408)	(74)%
Total cost of revenue	2,169,238	9,956,771	7,787,533	78%
Gross profit	754,243	1,491,118	(736,875)	(49)%
Selling general and administrative expense	470,505	605,365	134,860	22%
Depreciation and amortization	236,402	182,369	(54,033)	(30)%
Income from operations	$47,336	$703,384	$(656,048)	(93)%

Recovery Segment
Total revenue	$1,668,573	$3,333,288	$(1,664,715)	(50)%
Total cost of revenue	1,441,281	2,766,202	1,324,921	48%
Gross profit	227,292	567,086	(339,794)	(60)%
Selling general and administrative expense	346,384	358,084	11,700	3%
Depreciation and amortization	124,149	118,592	(5,557)	(5)%
Income (loss) from operations	$(243,241)	$90,410	$(333,651)	(369)%

The following schedule separates revenues and gross profit contributed by our recently acquired business entities and operations, Omega Refining and Heartland, during the three month period ending June 30, 2016. The isolated figures are presented in dollars and as a percentage of total consolidated revenue.

	Three Months Ended June 30, 2016
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total revenue	$24,428,444	$14,460,501	59%
Gross profit	5,260,046	3,220,497	61%

	Consolidated Results	Heartland	% Contributed by Heartland
Total revenue	24,428,444	3,806,353	16%
Gross profit	5,260,046	1,000,328	19%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 50% for the three months ended June 30, 2016 compared to the same period in 2015, due to lower commodity prices and volumes during the three months ended June 30, 2016 compared to the same period in 2015. Total volume decreased 35% largely as a result of not running TCEP during the first half of 2016, as well as the impact of not running the Heartland facility due to a fire which occurred at the facility in February 2016 and the facility being off-line for the first half of the quarter compared to the same period in 2015. Gross profit decreased by 4% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Prices of our finished products continue to be impacted across the industry by the lower commodity prices. However, our per barrel margin increased 47% relative to the three months ended June 30, 2015. This increase was a result of improvement in our feedstock pricing and finished product values during the three months ended June 30, 2016, compared to the same period during 2015. The 56% decrease in cost of revenues for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is mainly a result of the overall decrease in commodity prices along with the transition to charging for our services versus paying for the feedstocks which has an impact on our cost of revenues. In addition due to the Heartland facility not running during the first half of the quarter our overall costs were lower.

Our Black Oil division's volume decreased approximately 22% during the three months ended June 30, 2016 compared to the same period in 2015. This decrease was due to the decreased amount of volume managed through our TCEP and Heartland facilities which produces a cutterstock product and base oil respectively. Volumes collected through our H&H Oil and Heartland collection facilities decreased 13% during the three months ended June 30, 2016 compared to the same period in 2015. Our focus continues to be on growing our own volumes of collected oil and displacing third party oil processed in our facilities, while maintaining proper spreads in the business.

Overall volumes of product sold decreased 35% for the second quarter of 2016 versus the second quarter of 2015. This is important for our business as it illustrates our reach into the market.

We experienced a 100% decrease in the volume of our TCEP refined product during the three months ended June 30, 2016, compared to the same period in 2015. This decrease was a result of strategic decisions that were made during the quarter not to produce our TCEP finished product and to ship the feedstock we would have otherwise used at our TCEP facility to our Marrero facility during the current period due to market pricing impacts on the margins of the product produced in the Houston market vs. the Marrero, Louisiana market, in order to keep the volumes up and move lower priced feedstock through the Marrero facility. In addition, commodity prices decreased approximately 37% for the three months ended June 30, 2016, compared to the same period in 2015. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2016 decreased $19.01 per barrel from a three month average of $50.91 for the three months ended June 30, 2015 to $31.90.

Our TCEP technology did not generate any revenues or gross profit and did not incur any cost of revenues during the three months ended June 30, 2016 compared to revenues of $9,328,599 during the three months ended June 30, 2015 with cost of revenues of $7,891,407, producing a gross profit of $1,437,152.

Overall volume for the Refining and Marketing division decreased 67% during the three months ended June 30, 2016 as compared to the same period in 2015. This division experienced a decrease in production of 88% for its gasoline blendstock for the three months ended June 30, 2016, compared to the same period in 2015. Our fuel oil cutter volumes decreased 39% for the three months ended June 30, 2016, compared to the same period in 2015. Our pygas volumes decreased 60% for the three months ended June 30, 2016 as compared to the same period in 2015.

Our Recovery division includes the business operations of Vertex Recovery as well as the business of E-Source (of which we own a 100% interest). Revenues for this division decreased 50% mostly as a result of decreased commodity prices as well as decreased volumes and project work during the period at our E-Source division for the three months ended June 30, 2016, compared to the prior period. Gross profit for the recovery division decreased 60% for the three months ended June 30, 2016, compared to the same period in 2015. Our volumes decreased 45% for the three months ended June 30, 2016 as compared to the same period in 2015. This division through E-Source, periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit decreased 4% mostly due to lower volumes and the impact of lower production at our Heartland facility which lowered the amount of volume of finished products we were able to sell for the three months ended June 30, 2016, compared to the same period in 2015.

We had total operating expenses of $6,268,213 for the three months ended June 30, 2016 which included minimal acquisition related expenses, compared to $7,202,564 of total operating for the prior year’s period (including no acquisition related expenses), a decrease of $934,351 or 13% from the prior period. This decrease is primarily due to a decrease of $953,215 in selling, general and administrative expenses, which were in connection with reductions in salaries as well as extensive cost cutting efforts put in place at the end of 2015, as well as a decrease of $7,659 in depreciation and amortization offset by an increase of $26,523 in acquisition related expenses.

We had a loss from operations of $1,008,167 for the three months ended June 30, 2016, compared to a loss from operations of $1,718,030 for the three months ended June 30, 2015, a decrease in loss from operations of $709,863 or 41% from the prior year’s period. The decrease in the loss from operations was mainly due to market and operational conditions as well as the decreases in selling, general and administrative expenses.

We also had interest expense of $406,019 for the three months ended June 30, 2016, compared to interest expense of $556,975 for the three months ended June 30, 2015, a decrease in interest expense of $150,956 or 27% from the prior period.

We had $1,645,288 of gain on change in value of derivative liability for the three months ended June 30, 2016, in connection with a beneficial conversion feature on certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 12. Preferred Stock and Detachable Warrants" to the unaudited financial statements included herein under "Part I"-"Item 1. Financial Statements".

We had a loss on futures contracts of $317,675 for the three months ended June 30, 2016, we use futures contracts to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure in our inventory.

We had a net loss of $84,087 for the three months ended June 30, 2016, compared to a net loss of $445,195 for the three months ended June 30, 2015, a decrease in net loss of $361,108 or 90% from the prior period for the reasons described above.

During the three months ended June 30, 2016, the processing costs for our Refining and Marketing division located at KMTEX were $396,910. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Three Months Ended June 30, 2016
Refining and Marketing
Revenues	$2,923,481

Income from operations	$47,336

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Set forth below are our results of operations for the six months ended June 30, 2016 as compared to the same period in 2015.

	Six Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2016	2015
Revenues	$38,561,048	$86,804,050	$(48,243,002)	(56)%
Cost of Revenues	33,539,526	81,643,633	48,104,107	59%
Gross Profit	5,021,522	5,160,417	(138,895)	(3)%
Reduction in contingent consideration	—	—	—	—%
Selling, general and administrative expenses	10,184,022	11,011,278	827,256	8%
Depreciation and amortization	3,147,239	3,118,296	(28,943)	(1)%
Acquisition related expenses	75,899	157,678	81,779	52%
Income (loss) from operations	(8,385,638)	(9,126,835)	741,197	8%
Other income/(expense):
Provision for doubtful accounts	—	(2,650,000)	2,650,000	100%
Other Income (loss)	2,963	18	2,945	16,361%
Gain (loss) on change in value of derivative liability	(341,032)	1,816,982	(2,158,014)	(119)%
Loss on sale of assets	(46,728)	(57,660)	10,932	19%
Gain on sale of assets	9,748,561	—	9,748,561	100%
Gain/(loss) on futures contracts	(261,759)	—	(261,759)	(100)%
Interest expense	(2,321,511)	(2,088,155)	(233,356)	(11)%
Total other income (expense)	6,780,494	(2,978,815)	9,759,309	328%
Income (loss) before income taxes	(1,605,144)	(12,105,650)	10,500,506	87%
Income tax (expense) benefit	117,646	(5,306,000)	5,423,646	102%
Net income (loss)	(1,487,498)	(17,411,650)	$15,924,152	91%
Non-controlling interest	(41,427)	—	41,427	—%
Net loss attributable to Vertex Energy, Inc.	$(1,446,071)	$(17,411,650)	$15,965,579	92%

Each of our segments’ gross profit (loss) during the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2016	2015
Total revenue	$29,969,884	$59,252,510	$(29,282,626)	(49)%
Total cost of revenue	26,760,117	58,053,328	31,293,211	54%
Gross profit	3,209,767	1,199,182	2,010,585	168%
Reduction in contingent consideration	—	—	—	—%
Selling general and administrative expense	8,501,316	9,055,422	554,106	6%
Depreciation and amortization	2,427,999	2,473,398	45,399	2%
Acquisition related expenses	75,899	157,678	81,779	52%
Income (loss) from operations	$(7,795,447)	$(10,487,316)	$2,691,869	26%

Refining Segment
Total revenue	$5,549,936	$19,714,009	$(14,164,073)	(72)%
Total cost of revenue	4,268,903	17,262,173	12,993,270	75%
Gross profit	1,281,033	2,451,836	(1,170,803)	(48)%
Selling general and administrative expense	1,039,482	1,209,367	169,885	14%
Depreciation and amortization	470,519	402,220	(68,299)	(17)%
Income (loss) from operations	$(228,968)	$840,249	$(1,069,217)	(127)%

Recovery Segment
Total revenue	$3,041,228	$7,837,531	$(4,796,303)	(61)%
Total cost of revenue	2,510,506	6,328,132	3,817,626	60%
Gross profit	530,722	1,509,399	(978,677)	(65)%
Selling general and administrative expense	643,224	746,489	103,265	14%
Depreciation and amortization	248,721	242,678	(6,043)	(2)%
Income (loss) from operations	$(361,223)	$520,232	$(881,455)	(169)%

The following schedule separates revenues and gross profit contributed by our recently acquired business entities and operations, Omega Refining and Heartland, during the six month period ending June 30, 2016. The isolated figures are presented in dollars and as a percentage of total consolidated revenue.

	Six Months Ended June 30, 2016
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total Revenue	$38,561,048	$20,613,754	53%
Gross Profit	5,021,522	2,627,965	52%

	Consolidated Results	Heartland	% Contributed by Heartland
Total Revenue	$38,561,048	$6,688,654	17%
Gross Profit	5,021,522	818,305	16%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 56% for the six months ended June 30, 2016 compared to the same period in 2015, due primarily to the lower commodity prices during the six months ended June 30, 2016 compared to the same period in 2015. Total volume decreased 33% in the second quarter of 2016 as well as the impact of not running the Heartland facility due to a fire which occurred in the facility in February 2016 and required the facility to be offline during the second half of the first quarter of fiscal 2016 and the first half of the current quarter. Gross profit decreased by 3% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Prices of our finished products have been impacted across the industry by the sharp decline in energy prices that occurred during the last quarter of 2014 and the first three months of 2015.

Additionally, our per barrel margin increased 45% relative to the six months ended June 30, 2015 This increase was a result of decreased operational costs related to the Marrero and Heartland facilities in addition to improved margins in our feedstock and finished product values during the six months ended June 30, 2016, compared to the same period during 2015 as a result of the charges implemented through our collections division. The 59% decrease in cost of revenues for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is mainly a result of the overall decrease in commodity prices along with the charges implemented through our collections.

Our Black Oil division's volume decreased approximately 27% during the six months ended June 30, 2016 compared to the same period in 2015. This decrease was due to the decreased amount of volume managed through our TCEP and Heartland facilities which produce a cutterstock finished product and base oil respectively. Volumes collected through our H&H Oil and Heartland collection facilities decreased 7% during the six months ended June 30, 2016 compared to the same period in 2015. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold decreased 33% for the six months ended June 30, 2016 versus the same period in 2015. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

We experienced a 100% decrease in the volume of our TCEP refined product during the six months ended June 30, 2016, compared to the same period in 2015. This decrease was a result of strategic decisions we made not to produce our TCEP finished product and to ship the feedstock we would have otherwise used at our TCEP facility to our Marrero facility due to market pricing impacts on the margins of the product produced in the Houston, Texas market vs. the Marrero, Louisiana market. The margins on the VGO product produced at our Marrero facility tend to be greater than those produced at our TCEP facility, and due to the sharp decline in prices we were not able to adjust our feedstock purchases at our TCEP facility to keep up with the change in market conditions. In addition, commodity prices decreased approximately 44% for the six months ended June 30, 2016, compared to the same period in 2015. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the six months ended June 30, 2016 decreased $21.15 per barrel from a six month average of $47.61 for the six months ended June 30, 2015 to $26.46 per barrel for the six months ended June 30, 2016.

Our TCEP technology did not generate any revenues or gross profit and did not incur any cost of revenues during the six months ended June 30, 2016 compared to revenues of $11,585,930 during the six months ended June 30, 2015 with cost of revenues of $10,471,299, producing a gross profit of $1,114,631.

Overall volume for the Refining and Marketing division decreased 52% during the six months ended June 30, 2016 as compared to the same period in 2015. This division experienced a decrease in production of 85% for its gasoline blendstock for the six months ended June 30, 2016, compared to the same period in 2015. Our fuel oil cutter volumes decreased 48% for the six months ended June 30, 2016, compared to the same period in 2015. Our pygas volumes decreased 49% for the six months ended June 30, 2016 as compared to the same period in 2015. These decreases were a result of decisions not to purchase or process certain non-profitable feedstock streams under the current market conditions.

Our Recovery division includes the business operations of Vertex Recovery as well as the business of E-Source (of which we own a 100% interest). Revenues for this division decreased 61% as a result of lower commodity prices, lower volumes and the decline of project based work related to our E-Source business during the six months ended June 30, 2016, compared to the same period in 2015. Volumes of petroleum products acquired during the six months ended June 30, 2016 in our Recovery business were relatively unchanged from the prior period. This division through E-Source, periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit decreased 3% and our margin per barrel increased approximately 45% for the six months ended June 30, 2016, compared to the same period in 2015. This increase was largely a result of lower volumes along with the increase in charge for oil in our Black Oil collection division.

The following table sets forth the high and low spot prices during the six months ended June 30, 2016 for our key benchmarks.

2016
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.44	June 8	$0.78	January 20
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.57	June 8	$0.89	February 9
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$37.19	June 29	$16.24	January 19
NYMEX Crude oil (Dollars per barrel)	$51.23	June 8	$26.21	February 9
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the six months ended June 30, 2015 for our key benchmarks.

2015
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.91	May 6	$1.59	April 8
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.16	June 11	$1.72	April 8
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$54.73	May 6	$43.19	April 2
NYMEX Crude oil (Dollars per barrel)	$61.43	June 10	$49.14	April 2
Reported in Platt's US Marketscan (Gulf Coast)

We saw a steady increase during the first six months of 2016 in each of the benchmark commodities we track compared to the same period in 2015.

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

As our competitors bring new technologies to the marketplace, which will likely enable them to obtain higher values for the finished products created through their technologies from purchased black oil feedstock, we anticipate that they will be able to pay more for feedstock due to the additional value received from their finished product (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock). If we are not able to continue to refine and improve our technologies and gain efficiencies in the TCEP technology (which is not currently being operated due to market conditions), our VGO technology through our Marrero facility, and our base oil technology at Heartland, we could be negatively impacted by the ability of our competitors to bring new processes to market which compete with our processes, as well as their ability to outbid us for feedstock supplies.

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

We had selling, general, and administrative expenses of $10,184,022 for the six months ended June 30, 2016, which does not include $75,899 of acquisition related expenses, compared to $11,011,278 of selling, general, and administrative expenses for the prior year’s period (which does not include $157,678 of acquisition related expenses), a decrease of $827,256 or 8% from the prior period (not including acquisition related expenses). This decrease is primarily due to the reductions made during the end of 2015 in our selling, general and administrative expenses generated by new business lines, specifically those business lines acquired from Omega Refining, Heartland and the E-Source acquisition.

We had a loss from operations of $8,385,638 for the six months ended June 30, 2016, compared to a loss from operations of $9,126,835 for the six months ended June 30, 2015, a decrease of $741,197 or 8% from the prior year’s six-month period. The decrease was mainly due to a reduction in selling, general and administrative expenses in 2016 of approximately $800,000.

We had a provision for doubtful accounts related to the Heartland purchase of $0 for the six months ended June 30, 2016, compared to a $2,650,000 provision for doubtful accounts for the six months ended June 30, 2015. The 2015 provision for doubtful accounts was collateralized by insurance proceeds that were collected in 2016.

We also had interest expense of $2,321,511 for the six months ended June 30, 2016, compared to interest expense of $2,088,155 for the six months ended June 30, 2015, an increase in interest expense of $233,356 or 11% from the prior period mainly due to the debt facilities with Goldman Sachs and Midcap as described below. The increase in interest expense was mostly due to the $1.3 million write off of "Deferred finance costs, net" offset by a reduction in our debt facilities with Goldman Sachs and Midcap.

We had gain on the sale of assets of $9,748,561 for the six months ended June 30, 2016, related to the purchase and sale of the Bango facility in January 2016.

We had a $341,032 loss on change in value of derivative liability for the six months ended June 30, 2016, in connection with a beneficial conversion feature on certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 12. Preferred Stock and Detachable Warrants" to the unaudited financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a gain on change in the value of our derivative liability of $1,816,982 in the prior year's period.

We had a loss on futures contracts of $261,759 for the six months ended June 30, 2016. We use futures contract to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure.

We had an income tax benefit of $117,646 for the six months ended June 30, 2016, compared to an income tax expense of $5,306,000 for the six months ended June 30, 2015. For tax reporting purposes, we have net operating losses (“NOLs”) of approximately $69.7 million as of June 30, 2016 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a cumulative pre-tax loss of approximately $23 million over a three year period ended June 30, 2016.

We had net loss of $1,487,498 for the six months ended June 30, 2016, compared to a net loss of $17,411,650 for the six months ended June 30, 2015, a reduction in net loss of $15,924,152 or 91% from the prior period for the reasons described above.

During the six months ended June 30, 2016, the processing costs for our Refining and Marketing division located at KMTEX were $941,438. In addition, we have provided the results of operations for this segment of our business below during the same six month period.

Six Months Ended June 30, 2016
Refining and Marketing
Revenues	$5,549,936

Loss from operations	$(228,968)

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and our quarter by quarter gross profit by segment for the first and second quarter of 2016, fiscal year 2015 and the last three quarters of 2014.

	Fiscal 2016		Fiscal 2015				Fiscal 2014
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$24,428,444	$14,132,604	$20,875,827	$39,262,584	$49,119,711	$37,684,339	$62,572,071	$76,903,516	$72,079,622
Cost of Revenues	19,168,398	14,371,128	20,497,691	34,104,949	43,635,177	38,008,456	67,049,736	73,761,171	63,844,569
Gross Profit	5,260,046	(238,524)	378,136	5,157,635	5,484,534	(324,117)	(4,477,665)	3,142,345	8,235,053
Reduction of contingent liability	—	—	(6,069,000)	—	—	—	(3,371,836)	(1,876,752)	—
Selling, general and administrative expenses	4,688,035	5,495,987	6,982,422	6,052,764	5,641,250	5,370,028	7,303,475	4,706,104	4,363,617
Depreciation and amortization	1,553,655	1,593,584	1,920,416	1,597,881	1,561,314	1,556,982	1,296,450	1,180,443	1,068,273
Acquisition related expenses	26,523	49,376	11,584	5,910	—	157,678	994,603	259,235	1,959,418
Inventory Impairment Charge	—	—	—	—	—	—	467,911	—	—
Total operating expense	6,268,213	7,138,947	2,845,422	7,656,555	7,202,564	7,084,688	6,690,603	4,269,030	7,391,308
Income (loss) from operations	(1,008,167)	(7,377,471)	(2,467,286)	(2,498,920)	(1,718,030)	(7,408,805)	(11,168,268)	(1,126,685)	843,745
Other income (expense)
Provision for doubtful accounts	—	—	1,995,180	—	—	(2,650,000)	—	—	—
Other income (expense)	2,486	476	(4,475)	11	10	8	223,255	109,980	7
Gain (loss) on change in value of derivative liability	1,645,288	(1,986,320)	2,844,430	818,051	1,816,982	—	—	—	—
Gain on bargain purchase	—	—	—	—	—	—	375,000	92,635	6,481,051
Loss on sale of assets	—	(46,728)	—	—	—	—	—	—	—
Goodwill impairment loss	—	—	(4,922,353)	—	—	—	—	—	—
Gain (loss) on futures contracts	(317,675)	55,916	155,660	395,430	—	—	—	—	—
Gain on sale of assets	—	9,748,562	92,261	(20,657)	12,818	(70,478)	—	—	(10,866)
Interest expense	(406,019)	(1,915,492)	(728,780)	(763,791)	(556,975)	(1,531,180)	(956,319)	(947,325)	(657,235)
Total other income (expense)	924,080	5,856,414	(568,077)	429,044	1,272,835	(4,251,650)	(358,064)	(744,710)	5,812,957
Income (loss) before income taxes	(84,087)	(1,521,057)	(3,035,363)	(2,069,876)	(445,195)	(11,660,455)	(11,526,332)	(1,871,395)	6,656,702
Income tax benefit (expense)	—	117,646	—	—	—	(5,306,000)	46,212	(57,975)	—
Net income (loss)	$(84,087)	(1,403,411)	(3,035,363)	$(2,069,876)	$(445,195)	$(16,966,455)	$(11,480,120)	$(1,929,370)	$6,656,702
Non-controlling interest	(41,427)	—	—	—	—	—	—	—	—
Net income (loss)	$(42,660)	(1,403,411)	(3,035,363)	$(2,069,876)	$(445,195)	$(16,966,455)	$(11,480,120)	$(1,929,370)	$6,656,702

	GROSS PROFIT BY SEGMENT BY QUARTER
	Fiscal 2016		Fiscal 2015				Fiscal 2014
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$19,836,390	$10,133,494	$17,004,934	$27,632,744	$34,338,534	$24,913,976	$46,028,775	$52,434,252	$48,878,522
Cost of revenues	15,557,879	11,202,238	17,244,210	25,128,353	30,912,204	27,141,124	48,709,354	50,846,953	42,973,852
Gross profit (loss)	$4,278,511	$(1,068,744)	$(239,276)	$2,504,391	$3,426,330	$(2,227,148)	$(2,680,579)	$1,587,299	$5,904,670

Refining & Marketing
Revenues	$2,923,481	$2,626,455	$2,687,922	$8,752,135	$11,447,889	$8,266,120	$14,694,971	$19,655,674	$18,517,819
Cost of revenues	2,169,238	2,099,665	2,270,299	8,281,753	9,956,771	7,305,402	15,570,210	18,680,731	16,626,592
Gross profit (loss)	$754,243	$526,790	$417,623	$470,382	$1,491,118	$960,718	$(875,239)	$974,943	$1,891,227

Recovery
Revenues	$1,668,573	$1,372,655	$1,182,971	$2,877,705	$3,333,288	$4,504,243	$1,848,325	$4,813,590	$4,683,281
Cost of revenues	1,441,281	1,069,225	983,182	694,843	2,766,202	3,561,930	2,770,172	4,233,487	4,244,125
Gross profit (loss)	$227,292	$303,430	$199,789	$2,182,862	$567,086	$942,313	$(921,847)	$580,103	$439,156

The graph below charts our total quarterly revenue over time from April 1, 2014 to June 30, 2016:

Liquidity and Capital Resources

The success of our current business operations has become dependent on repairs, and maintenance to our facilities and our ability to make routine capital expenditures, as well as our ability to manage our margins which are a function of the difference between what we are able to pay or charge for raw materials and the market prices for the range of products produced. We also must maintain relationships with feedstock suppliers and end-product customers, and operate with efficient management of overhead costs. Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations. The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

We had total assets of $87,370,088 as of June 30, 2016 compared to $93,644,816 at December 31, 2015. The decrease was mainly due to the sale of the Bango Refinery that reduced current assets, specifically, "Assets being held for sale" by $11,170,243 during the period offset by an increase in restricted cash of $1,501,793 relating amounts held in escrow in connection with the sale of the Bango Refinery and a $3,208,267 increase in cash and cash equivalents in connection with the May 2016 Offering.

We had total current liabilities of $18,430,374 as of June 30, 2016 compared to $33,994,062 at December 31, 2015. This decrease was largely due to the approximate $16 million pay down of the Goldman Sachs debt as a result of funds generated from the Bango Sale.

We had total liabilities of $26,750,279 as of June 30, 2016, including current liabilities of $18,430,374 and long-term debt of $3,563,005, which included $1,755,893 related to E-Source debt.

We had a working capital deficit of $682,786 as of June 30, 2016 compared to a working capital deficit of $10,827,288 as of December 31, 2015. The improvement in working capital deficit from December 31, 2015 to June 30, 2016 is due to the reasons described above.

Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including commodity prices, the cost of recovered oil, and the ability to turn our inventory. Other factors that have affected and are expected to continue to affect earnings and cash flow are transportation, processing, and storage costs. Over the long term, our operating cash flows will also be impacted by our ability to effectively manage our administrative and operating costs. Additionally, we may incur capital expenditures related to new TCEP facilities in the future, in the event oil prices increase to a point necessary to make TCEP economically feasible and we determine, funding permitted, to construct additional TCEP facilities.

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $127,606 at June 30, 2016.

The Company's outstanding debt facilities as of June 30, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2016
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017	$7,000,000	$2,188,819
Goldman Sachs USA	Term Loan - Restated Credit Agreement	January 29, 2016	May 2, 2019	8,900,000	5,600,000
Fox Encore Promissory Note	Promissory Note	January 29, 2016		5,150,000	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	3,154,860	228,486
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,045,500	1,755,893
Various institutions	Insurance premiums financed	Various	< 1 year	1,789,481	127,606
Total				28,039,841	15,050,804
Deferred Finance Costs, Net					(345,586)
Total, Net of Deferred Finance Costs				28,039,841	14,705,218

Future contractual maturities of notes payable are summarized as follows:

Creditor	2016	2017	2018	2019	2020	Thereafter
MidCap Revolving Line of Credit	$2,188,819	$—	$—	$—	$—	$—
Goldman Sachs USA	1,600,000	3,200,000	800,000	—	—	—
Fox Encore Promissory Note	5,150,000	—	—	—	—	—
Pacific Western Bank	95,332	133,154	—	—	—	—
Texas Citizens Bank	224,387	468,225	495,013	523,333	44,935	—
Various institutions	127,606	—	—	—	—	—
Totals	$9,386,144	$3,801,379	$1,295,013	$523,333	$44,935	$—

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

On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Lender and Agent entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”), which amended and restated the Credit Agreement. The Restated Credit Agreement changed the Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Credit Agreement on substantially similar terms as the currently outstanding amounts owed to the Lender); modified the Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant as described above; provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by the Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allow for the issuance of the Fox Note and the Mortgage (as described above under “Part I” - “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Events”); confirmed that we are required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Credit Agreement as a result of various financial ratios we are required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we are required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Credit Agreement include events of default under the Fox Note; and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Credit Agreement.

Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement
On May 9, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”), which amended the Restated Credit Agreement. Pursuant to Amendment No. 1, we, Vertex Operating, substantially all of our other wholly-owned subsidiaries, the Lender and the Agent, agreed to amend the Restated Credit Agreement to (a) change the threshold constituting a change of control under the Restated Credit Agreement, from any time that Benjamin P. Cowart, our Chief Executive Officer, Chairman and largest stockholder, ceases to beneficially own and control at least 20% on a fully diluted basis of the economic and voting interests of our capital stock (“Fully-Diluted Capital Stock”), to any time that Mr. Cowart beneficially owns less than 10% of our Fully-Diluted Capital Stock; (b) extend the date that we are required to meet certain fixed charge coverage ratios from the quarter ending September 30, 2016, to the quarter ending March 31, 2017; (c) adjust the calculation of leverage ratio described in the Restated Credit Agreement; (d) allow for the May 2016 Offering (described below) and the required payment of $800,000 to the Lender in connection with such Offering (representing the payment originally due June 30, 2016); (e) provide that the financial covenants relating to fixed charge ratios and leverage ratios would not be tested for the quarters ending September 30, 2016 and December 31, 2016, in the event we make an $800,000 payment to the Lender in connection with our May 2016 Offering described below, which payment was made; (f) amend the required timing for certain other post-closing events to occur under the terms of the Restated Credit Agreement; and (g) include a release whereby we (and substantially all of our wholly-owned subsidiaries) released the Investor and Agent for any claims which we had, or could have had, as of the date the parties entered into Amendment No. 1.

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

The MidCap Loan had a balance of $2,188,819 and $1,744,122 on June 30, 2016 and December 31, 2015, respectively.

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

The MidCap Loan Agreement continues in effect until the second anniversary of the parties’ entry into the Agreement, subject to the right of the parties, via mutual agreement, to extend such rights and agreement, provided that we have the right to terminate the MidCap Loan Agreement at any time with 60 days prior written notice. In the event we desire to terminate the MidCap Loan Agreement, we are required to pay MidCap a termination fee of $70,000, subject to certain exceptions in the MidCap Loan Agreement. We also have the right to terminate the agreement without providing 60 days’ prior notice as long as we pay MidCap the equivalent amount of interest which would have been due (as calculated in the MidCap Loan Agreement) for such 60 day period, along with the $70,000 termination fee. In the event the MidCap Loan Agreement is terminated by MidCap upon the occurrence of an event of default, we are required to pay MidCap a fee of $70,000 upon such termination.

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

The Omega Secured Note had an outstanding balance of $0 and $13,858,067 as of June 30, 2016 and December 31, 2015.

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

During 2015, the Company reclassified amounts due from Omega Holdings, LLC to the Company based on the portion of the acquisition purchase price that was allocated to the Nevada facility upon acquisition because the Company sold the facility. The assets held for sale balance of $11,170,243 is made up of (1) accounts receivable of $1,691,662 (2) notes receivable of $8,308,000 and (3) fixed asset construction in progress of $1,170,581.

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

Texas Citizens Bank Loan Agreement

On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan Agreement provides a term note in the amount of $1,755,893 that matures on January 7, 2020. Borrowings bear a fixed interest rate of 5.5% per annum and interest is calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $45,147 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The loan contains customary representations, warranties, and covenants for facilities of similar nature and size.

Unit Offering
On May 13, 2016, closed the transactions contemplated by the May 10, 2016 Unit Purchase Agreement (the “May 2016 Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we sold the Investors an aggregate of approximately 12 million units (the “May 2016 Units”), each consisting of (i) one share of Series B1 Preferred Stock of the Company, $0.001 par value per share (the “Series B1 Preferred Stock”) and (ii) one warrant to purchase one-quarter of a share of common stock of the Company, $0.001 par value per share (each a “May 2016 Warrant” and collectively, the “May 2016 Warrants”). The May 2016 Units were sold at a price of $1.56 per Unit (the “May 2016 Unit Price”) (a 2.6% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the Purchase Agreement was entered into which was $1.52 per share (the “May 2016 Closing Bid Price”)). The May 2016 Warrants have an exercise price of $1.53 per share ($0.01 above the Closing Bid Price). Total gross proceeds from the offering of the Units (the “May 2016 Offering”) were $19.3 million.
A total of approximately $18.6 million of the securities sold in the May 2016 Offering were purchased by investors who participated in the Company’s prior June 2015 offering of Series B Preferred Stock and warrants to purchase shares of common stock. 60% of the funds received from such investors were used to immediately repurchase such investors’ Series B Preferred Stock. As a result, a total of approximately $11.2 million of the proceeds raised in the May 2016 Offering were used to immediately repurchase and retire approximately 3.6 million shares of Series B Preferred Stock and pay accrued interest on such repurchased shares through the closing date (the “Repurchases”), leaving net proceeds of approximately $8.1 million, before deducting placement agents’ fees and offering expenses. Of these net proceeds, $800,000 was used to pay amounts owed to the Lender, as discussed above and the remaining proceeds for working capital purposes and potential acquisitions.
Craig-Hallum Capital Group LLC (the “Placement Agent”) acted as exclusive placement agent in connection with the May 2016 Offering. The Placement Agent received a commission equal to 6.5% of the net proceeds after affecting the Repurchases described above, from the May 2016 Offering, for an aggregate commission of approximately $530,000.
The Company’s Chief Executive Officer and Chairman, Benjamin P. Cowart, and the Company’s Chief Financial Officer and Secretary, Chris Carlson, each purchased 32,052 Units ($50,000 of May 2016 Units) in the May 2016 Offering and in connection with such purchases was issued 32,052 shares of Series B1 Preferred Stock and May 2016 Warrants to purchase 8,013 shares of common stock.
The May 2016 Offering terms and the terms of the Series B1 Preferred Stock are described in greater detail in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 and May 13, 2016.

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

Cash flows for the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	2015
Beginning cash and cash equivalents	$765,364	$6,017,076
Net cash provided by (used in):
Operating activities	(11,644,657)	(7,605,437)
Investing activities	15,204,194	(1,691,740)
Financing activities	(351,270)	8,997,644
Net increase (decrease) in cash and cash equivalents	3,208,267	(299,533)
Ending cash and cash equivalents	$3,973,631	$5,717,543

Net cash used in operating activities was $11,644,657 for the six months ended June 30, 2016 as compared to $7,605,437 of net cash used in operating activities during the corresponding period in 2015. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Credit Agreement, notes payable, and the MidCap Loan Agreement. The primary reason for the increase in cash used in operating activities for the six month period ended June 30, 2016 compared to the same period in 2015 is our reduction in accounts payable and accrued expenses.

Investing activities provided cash of $15,204,194 for the six months ended June 30, 2016 as compared to having used $1,691,740 of cash during the corresponding period in 2015 due mainly to the net proceeds from our sale of our Nevada facility ("Bango Plant") of $19 million offset by operating asset purchases of $2.3 million.

Financing activities used cash of $351,270 for the six months ended June 30, 2016 as compared to providing $8,997,644 of cash during the corresponding period in 2015. The financing activities for the six months ended June 30, 2016 were comprised of net proceeds of approximately $8 million from our May 2016 Offering, $4 million from the sale of our Series C Preferred Stock and the Fox Note proceeds of approximately $5 million, offset by an approximate $18 million pay down of our long-term debt.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. (See "Note 1. Going Concern" to the financial statements included herein).
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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at June 30, 2016 but in 2015 the Company did recognize a long-lived asset impairment related to the Recovery division.
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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As of June 30, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2015 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2015), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on April 4, 2016, under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2015, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

RISKS RELATING TO THE MAY 2016 UNIT OFFERING

We face significant penalties and damages in the event our registration statement to register the securities issuable upon conversion/exercise of securities sold in the May 2016 Offering is not declared effective within required time limits or such registration statement is subsequently suspended or terminated.

Under the May 2016 Purchase Agreement, the Company has agreed to register the shares of common stock issuable upon conversion of the Series B1 Preferred Stock and upon exercise of the May 2016 Warrants under the Securities Act, for resale by the Investors. The Company committed to file a registration statement on Form S-1 by the 30th day following the closing of the May 2016 Offering (June 12, 2016), which filing date was met, and to cause the registration statement to become effective by the 90th day following the closing (August 11, 2016)(or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing (September 10, 2016)). The May 2016 Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the failure by the Company to cause the registration statement to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the May 2016 Units affected by the event that are still held by the May 2016 Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the May 2016 Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per year. If we fail to pay any liquidated damages in full within seven days after the date payable, we are required to pay interest thereon at a rate of 12% per annum until paid in full. In the event the registration statement is not declared effective within the required time limits set forth above, or such registration statement is subsequently suspended or terminated, or we otherwise fail to meet certain requirements set forth in the May 2016 Purchase Agreement, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.

RISKS RELATED TO OUR SECURITIES

We have established preferred stock which can be designated by the Board of Directors without shareholder approval and have established Series A Preferred Stock, Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock, which give the holders thereof a liquidation preference and the ability to convert such shares into our common stock.

We have 50,000,000 shares of preferred stock authorized, which includes 5,000,000 shares of designated Series A Preferred Stock of which approximately 0.5 million shares are issued and outstanding as of the date of this filing, 10 million designated shares of Series B Preferred Stock, of which 4,832,422 shares are issued and outstanding as of the date of this filing, 17 million designated shares of Series B1 Preferred Stock, of which 12,403,683 shares are issued and outstanding as of the date of this filing and 44,000 designated shares of Series C Preferred Stock, of which 31,568 are issued and outstanding as of the date of this filing. The Series A Preferred Stock has a liquidation preference of $1.49 per share. The Series B Preferred Stock and Series B1 Preferred stock have a liquidation preference of $3.10 per share and $1.56 per share, respectively, payable only after the liquidation preference on the Series A Preferred Stock and amounts owed to our senior creditors are satisfied. The Series C Preferred Stock has a liquidation preference of $100.00 per share, payable only after the liquidation preference on the Series A Preferred Stock, Series B Preferred Stock and Series B1 Preferred Stock and amounts owed to our senior creditor are satisfied. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would have the right to receive up to the first approximately $0.7 million in proceeds from any such transaction, holders of our Series B Preferred Stock and Series B1 Preferred Stock would have the right to receive up to approximately $34.7 million of the remaining proceeds from any such transaction, and the holders of our Series C Preferred Stock would have the right to receive up to $3.2 million of the remaining proceeds from any such transaction, after the payment of amounts owed to certain other of our creditors, but before any amount is paid to the holders of our common stock. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Furthermore, the conversion of Series A Preferred Stock, Series B Preferred Stock and Series B1 Preferred Stock (each of which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations)) into common stock and the conversion of Series C Preferred Stock into common stock (each of which convert into 100 shares of common stock (subject to adjustments for stock splits and recapitalizations)) may cause substantial dilution to our common shareholders. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

In addition to the above, we are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $15.2 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $19.5 million in aggregate as of the date of this filing), subject to the terms of our senior loan documents, which funds we may not have, or which may not be available on favorable terms, if at all.

Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.

As of the date of this filing, there were (i) 2,958,582 outstanding stock options at a weighted average exercise price of $4.69 per share; (ii) 7,353,061 outstanding warrants to purchase 7,353,061 shares of common stock at a weighted average exercise price of $2.34 per share; (iii) 492,716 shares of common stock issuable upon the conversion of our 492,716 outstanding shares of Series A Convertible Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); (iv) 4,832,422 shares of common stock issuable upon conversion of our 4,832,422 outstanding shares of Series B Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); (v) 12,403,683 shares of common stock issuable upon conversion of our 12,403,683 outstanding shares of Series B1 Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); and (vi) 3,156,800 shares of common stock issuable upon conversion of our 31,568 outstanding shares of Series C Convertible Preferred Stock (each of which convert into 100 shares of common stock (subject to adjustments for stock splits and recapitalizations) into common stock). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

The issuance and sale of common stock upon exercise of the May 2016 Warrants may cause substantial dilution to existing stockholders and may also depress the market price of our common stock.

The May 2016 Warrants have an exercise price of $1.53 per share. The May 2016 Warrants are exercisable beginning 185 days after the date of the closing of the Offering (November 14, 2016) and have a term of 5.5 years. The May 2016 Warrants contain a cashless exercise provision in connection with any shares that are not then registered by the Company. Although the May 2016 Warrants may not be exercised by the holders thereof if such exercise would cause such holder to own more than 9.999% of our outstanding common stock (or 4.999% in connection with certain holders), this restriction does not prevent such holder from exercising some of the May 2016 Warrants, selling those shares, and then exercising the rest of the May 2016 Warrants, while still staying below the 9.999% limit (or 4.999% limit as applicable). In this way, the holders of the May 2016 Warrants could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the May 2016 Warrants choose to do this, it will cause substantial dilution to the then holders of our common stock.

If exercises of the May 2016 Warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the May 2016 Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the Warrant holders, then the value of our common stock will likely decrease.

RISKS RELATED TO OUR SERIES B1 PREFERRED STOCK

The issuance of common stock upon conversion of the Series B1 Preferred Stock will cause immediate and substantial dilution to existing shareholders.

The Series B1 Preferred Stock (including accrued and unpaid dividends) is convertible into shares of the Company’s common stock at the holder’s option at any time after closing at $1.56 per share (initially a one-for-one basis). If the Company’s common stock trades at or above $3.90 per share for a period of 20 consecutive trading days at any time following the earlier of (a) the effective date of a resale registration statement which we are required to file to register the resale of the shares of common stock underlying the Series B1 Preferred Stock and May 2016 Warrants pursuant to the May 2016 Purchase Agreement, or (b) November 13, 2016, the Company may at such time force conversion of the Series B1 Preferred Stock (including accrued and unpaid dividends) into common stock of the Company.

The issuance of common stock upon conversion of the Series B1 Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Series B1 Preferred Stock may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Series B1 Preferred Stock. Although the Series B1 Preferred Stock may not be converted by holder if such conversion would cause the holder to own more than 9.999% of our outstanding common stock (or 4.999% in connection with certain holders), this restriction does not prevent such holder from converting some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.999% limit (or 4.999% in connection with certain holders). In this way, the holders of the Series B1 Preferred Stock could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the Series B1 Preferred Stock choose to do this, it will cause substantial dilution to the then holders of our common stock.

Our Series B1 Preferred Stock accrues a cash dividend.

The Series B1 Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B1 Preferred Stock ($1.56 per share or $19.3 million in aggregate), provided that such dividend increases to 9% if certain Consolidated Adjusted EBITDA targets are not met during 2016-2017, until the earlier of (a) the date the next target is met, or (b) June 30, 2018. The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, provided that any cash dividend payment is subject to us previously having repaid all amounts owed to our senior lender. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above $1.52. If the Company is prohibited from paying the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B1 Preferred Stock shares at $1.56 per share.

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

We may be required to issue additional shares of Series B1 Preferred Stock upon the occurrence of certain events.

As described above, in the event we do not have available cash to pay the dividends which accrue on the Series B1 Preferred Stock in cash, we are prohibited from paying such dividends in cash, and we do not have sufficient registered shares of common stock available to allow for the payment of such dividends in common stock or are otherwise prohibited from paying such dividends on shares of common stock pursuant to the terms of the Series B1 Preferred Stock designation, we are required to pay such dividends in-kind in Series B1 Preferred Stock shares at $1.56 per share, which will also include a $1.56 per share liquidation preference and the right to convert into common stock on a one-for-one basis.

The issuance and sale of common stock upon conversion of the Series B1 Preferred Stock may depress the market price of our common stock.

If conversions of the Series B1 Preferred Stock and sales of such converted shares take place, the price of our common stock may decline. In addition, the common stock issuable upon conversion of the Series B1 Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the Series B1 Preferred Stock holders, then the value of our common stock will likely decrease.

Item 2. Recent Sales of Unregistered Securities

For the period from December 31, 2015 to March 31, 2016, a total of approximately $373,500 of dividends accrued on our outstanding Series B Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable Dividend Stock Payment Price was below $2.91. The “Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable Dividend Stock Payment Price is below $2.91, we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock. Pursuant to the terms of our Credit Agreement with our senior lender, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 124,258 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2016. If converted in full, the 124,258 shares of restricted Series B Preferred Stock would convert into 124,258 shares of our common stock. As the issuance of the Series B Preferred Stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

In May 2016, we sold the May 2016 Units (including the shares of Series B1 Preferred Stock and the May 2016 Warrants) to the May 2016 Investors under the May 2016 Purchase Agreement in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D of the Securities Act. Each of the Investors represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D, and acquired the May 2016 Units for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Units were offered without any general solicitation by the Company or its representatives. The Units were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. If converted in full, the 12,403,683 shares of Series B1 Preferred Stock would convert into 12,403,683 shares of our common stock. If exercised in full, the holders of the warrants to purchase 3,100,926 shares of common stock would be due 3,100,926 shares of common stock upon such exercise.

For the period from April 1, 2016 to June 30, 2016, a total of approximately $264,074 of dividends accrued on our outstanding Series B Preferred Stock and for the period from May 13, 2016 to June 30, 2016, a total of approximately $145,123 of dividends accrued on our outstanding Series B1 Preferred Stock. We were prohibited from paying such dividends in shares of common stock and in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 62,822 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in July 2016 and the issuance of 97,875 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2016. If converted in full, the 62,822 shares of Series B Preferred Stock would convert into 62,822 shares of common stock and the 97,875 shares of Series B1 Preferred Stock would convert into 97,875 shares of common stock. As the issuance of the Series B Preferred Stock and Series B1 Preferred Stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Use of Proceeds From Sale of Registered Securities
None.

Issuer Purchases of Equity Securities
None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

On June 5, 2016, we and Penthol C.V. (“Penthol”)  of the Netherlands aka Penthol LLC (a Penthol subsidiary in the United States) reached an agreement for us to act as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States.  The start-up date was July 25, 2016, and the product will ship via truck, rail and barge.

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

VERTEX ENERGY, INC.

Date: August 10, 2016	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2016	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

3.1	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.1	5/13/2016	001-11476
3.2	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.2	5/13/2016	001-11476
3.3	Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B1 Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.3	5/13/2016	001-11476
10.1	Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement dated May 9, 2016 by and among Vertex Energy Operating, LLC, Vertex, Energy, Inc., the other credit parties party thereto, Goldman Sachs Specialty Lending Holdings, Inc., as a lender and Goldman Sachs Bank USA, as administrative agent		8-K	10.1	5/10/2016	001-11476
10.2	Form of Unit Purchase Agreement dated May 10, 2016 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.2	5/10/2016	001-11476
10.3	Form of Warrant		8-K	10.2	5/13/2016	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS++	XBRL Instance Document	X
101.SCH++	XBRL Taxonomy Extension Schema Document	X
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document	X

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