Form 10-Q
period 2016-09-30
Vertex Energy Inc.
filed 2016-11-03
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2016

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 33,151,391 shares of common stock are issued and outstanding as of November 2, 2016 (which number includes 1,258,928 shares of common stock held in escrow in order to satisfy the indemnification obligations of a certain prior acquisition and sale transaction undertaken by us) and which number includes 1,739,272 shares of common stock which are in the process of being issued upon the conversion of 1,739,272 shares of Series B Convertible Preferred Stock (as discussed below in Part II - Item 2. Recent Sales of Unregistered Securities), which shares the Registrant has treated as outstanding as of the date of this filing and which Series B Convertible Preferred Stock the Registrant has treated as canceled throughout this filing.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$3,753,119	$765,364
Escrow - current restricted cash and cash equivalents	1,503,228	—
Accounts receivable, net	7,652,739	6,315,414
Inventory	3,671,234	3,548,311
Prepaid expenses	2,886,630	1,367,442
Assets being held for sale	—	11,170,243
Total current assets	19,466,950	23,166,774

Noncurrent assets
Fixed assets, at cost	61,789,990	60,846,824
Less accumulated depreciation	(11,153,445)	(7,818,217)
Fixed assets, net	50,636,545	53,028,607
Intangible assets, net	15,658,805	16,967,985
Other assets	481,450	481,450
Total noncurrent assets	66,776,800	70,478,042
TOTAL ASSETS	$86,243,750	$93,644,816

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,393,213	$13,244,388
Dividends payable	504,474	376,571
Capital leases	181,293	186,948
Current portion of long-term debt, net of unamortized finance costs	10,354,642	18,118,142
Revolving note	1,872,784	1,744,122
Deferred revenue	75,267	323,891
Total current liabilities	19,381,673	33,994,062
Long-term liabilities
Long-term debt, net of unamortized finance costs	2,651,209	5,211,008
Derivative liability	3,691,683	1,548,604
Total liabilities	25,724,565	40,753,674

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

TEMPORARY EQUITY
Series B Preferred Stock, $0.001 par value per share; 10,000,000 shares authorized, 4,895,244 and 8,160,809 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively with a liquidation preference of $15,175,256 and $25,298,508 at September 30, 2016 and December 31, 2015, respectively.	8,218,599	11,955,207

Series B-1 Preferred Stock, $0.001 par value per share; 17,000,000 shares authorized, 12,501,558 shares issued and outstanding at September 30, 2016 with a liquidation preference of $19,502,430 and $0 at September 30, 2016 and December 31, 2015, respectively.	13,911,527	—

	September 30, 2016	December 31, 2015
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 492,716 and 612,943 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively with a liquidation preference of $734,147 and $913,285 at September 30, 2016 and December 31, 2015, respectively.	493	613

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated in 2016, 31,568 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively with a liquidation preference of $3,156,800 and $0 at September 30, 2016 and December 31, 2015, respectively.	31	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 31,008,902 and 28,239,276 issued and outstanding at September 30, 2016 and December 31, 2015, respectively, with 1,108,928 shares held in escrow at September 30, 2016.	31,009	28,239
Additional paid-in capital	60,280,384	53,014,054
Accumulated deficit	(21,911,665)	(12,106,971)
Total Vertex Energy, Inc. stockholders' equity	38,400,252	40,935,935
Non-controlling interest	(11,193)	—
Total Equity	$38,389,059	$40,935,935
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$86,243,750	$93,644,816

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$28,461,930	$39,262,584	$67,022,978	$126,066,634
Cost of revenues	22,462,171	34,104,949	56,001,697	115,748,581
Gross profit	5,999,759	5,157,635	11,021,281	10,318,053

Operating expenses:
Selling, general and administrative expenses (exclusive of acquisition related expenses)	4,978,004	6,052,764	15,162,026	17,064,043
Depreciation and amortization expense	1,560,562	1,597,881	4,707,801	4,716,177
Acquisition related expenses	47,217	5,910	123,116	163,588
Total operating expenses	6,585,783	7,656,555	19,992,943	21,943,808
Loss from operations	(586,024)	(2,498,920)	(8,971,662)	(11,625,755)
Other income (expense):
Provision for doubtful accounts	—	—	—	(2,650,000)
Interest income	1,490	11	4,452	29
Loss on sale of assets	(68,799)	(20,657)	(115,527)	(78,316)
Gain on sale of assets	—	—	9,748,561	—
Gain (loss) on change in value of derivative liability	1,065,217	818,051	724,185	2,635,033
Gain/(loss) on futures contracts	(90,061)	395,430	(351,820)	395,430
Interest expense	(399,545)	(763,791)	(2,721,056)	(2,851,947)
Total other income (expense)	508,302	429,044	7,288,795	(2,549,771)
Loss before income tax	(77,722)	(2,069,876)	(1,682,867)	(14,175,526)
Income tax benefit/(expense)	—	—	117,646	(5,306,000)
Net loss	(77,722)	(2,069,876)	(1,565,221)	(19,481,526)
Net loss/(gain) attributable to non-controlling interest	30,234	—	(11,193)	—
Net loss attributable to Vertex Energy, Inc.	$(107,956)	$(2,069,876)	$(1,554,028)	$(19,481,526)

Accretion of discount on Series B and B-1 Preferred Stock	(435,134)	(444,899)	(1,293,669)	(444,899)
Accrual of dividends on Series B and B-1 Preferred Stock and retirement of a portion of Series B Preferred discount	(504,474)	(402,740)	(6,695,506)	(402,740)
Other	—	(55,056)	—	(55,056)
Net loss available to common shareholders	$(1,047,564)	$(2,972,571)	$(9,543,203)	$(20,384,221)
Loss per common share
Basic	$(0.03)	$(0.11)	$(0.32)	$(0.72)
Diluted	$(0.03)	$(0.11)	$(0.32)	$(0.72)
Shares used in computing earnings per share
Basic	30,576,485	28,198,701	29,884,836	28,165,427
Diluted	30,576,485	28,198,701	29,884,836	28,165,427

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net loss	$(1,554,028)	$(19,481,526)
Adjustments to reconcile net loss to cash used in operating activities
Stock based compensation expense	392,413	305,153
Depreciation and amortization	6,059,994	4,716,177
Rent paid by common stock	244,000	—
Gain on sale of assets	(9,748,561)	—
Loss on sale of assets	115,527	63,410
Increase in fair value of derivative liability	(724,185)	(2,635,033)
Deferred federal income tax expense	—	5,306,000
Changes in operating assets and liabilities
Accounts receivable	(62,325)	1,879,150
Allowance for doubtful accounts	—	2,810,146
Business interruption insurance proceeds receivable	(1,275,000)	—
Inventory	(122,924)	8,773,459
Prepaid expenses	(1,530,380)	(924,216)
Costs in excess of billings	—	779,285
Accounts payable and accrued expenses	(4,940,852)	(8,858,058)
Deferred revenue	(248,624)	(495,965)
Other assets	(2)	—
Net cash used in operating activities	(13,394,947)	(7,762,018)
Cash flows from investing activities
Acquisitions	—	(1,082,649)
Purchase of fixed assets	(3,428,396)	(1,159,488)
Casualty insurance proceeds	2,332,854	—
Proceeds from asset sales	29,788,114	4,500
Costs related to sale of Bango assets	(10,792,446)	—
Establish escrow account - restricted cash	(1,503,228)	—
Notes receivable	—	(500,000)

Proceeds from sale of assets	20,900	—
Net cash provided by (used in) investing activities	16,417,798	(2,737,637)
Cash flows from financing activities
Proceeds from sale of Series C Preferred Stock	4,000,000	—
Purchase/Buy Back/Sale Series B Preferred Stock	(11,189,849)	—
Proceeds from issuance of Series B-1 Preferred Stock	19,349,756	—
Issue costs for Series B-1 Preferred Stock	(607,890)	—
Proceeds from issuance of Series B Preferred Stock	—	23,557,553
Proceeds from note payable	7,544,680	2,305,277
Payments on note payable	(19,260,455)	(18,019,983)
Line of credit (payments) proceeds, net	128,662	659,893
Net cash provided by (used in) financing activities	(35,096)	8,502,740
Net change in cash and cash equivalents	2,987,755	(1,996,915)
Cash and cash equivalents at beginning of the period	765,364	6,017,076
Cash and cash equivalents at end of period	$3,753,119	$4,020,161

SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,431,352	$2,835,681
Cash paid (received) for income tax expense (benefit)	$117,646	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	120	17
Accretion of discount on Series B and B-1 Preferred Stock	$(1,293,669)	$(444,899)
Dividends-in-Kind accrued on Series B and B-1 Preferred Stock and retirement of a portion of the Series B Preferred Stock	$(6,695,506)	$(401,951)
Beneficial conversion feature for Series B and B-1 Preferred Stock	$3,691,683	$5,737,796
Fair value of warrants issued with Series B and B-1 Preferred Stock	$2,867,264	$7,028,067

 See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

NOTE 1. GOING CONCERN

During the year ended December 31, 2014, events of default occurred under our Credit Agreement with Goldman Sachs Bank USA (as described in "Note 9, Line of Credit and Long-Term Debt"), which were subsequently waived by Goldman Sachs Bank USA pursuant to amendments to the Credit Agreement. Operating losses in 2014, 2015 and continuing into the year-to-date third quarter of 2016 have inhibited the Company's ability to generate sufficient cash flows to meet its operating needs. Although the Company did generate minimal net income in the second quarter of 2016, these circumstances raise substantial doubt about the Company's ability to continue as a going concern.  To address the cash flow deficiency and operating losses the Company is currently pursuing a number of actions, including: 1) working on inventory strategies related to charging for collection services in this new low oil cost environment; 2) seeking to obtain additional funds through public or private financing sources; 3) restructuring existing debts from lenders; 4) seeking to reduce operating costs; 5) minimizing projected capital costs for 2016; and 6) exploring opportunities to sell or lease any non-income producing assets. There can be no assurances that sufficient liquidity can be generated from one or more of these initiatives or that these initiatives can be consummated within the period needed to meet certain obligations.
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

This resulted in a net book tax expense of $5,306,000 in 2015. The September 30, 2016 current income tax benefit is the result of a federal income tax refund.

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
NOTE 4. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At September 30, 2016 and 2015 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	24%	10%	21%	13%
Customer 2	12%	5%	2%	3%
Customer 3	9%	4%	17%	14%

At September 30, 2016 and 2015 and for each of the nine months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	100%	—%	—%	100%	—%	—%
Customer 3	100%	—%	—%	42%	58%	—%

The Company had one vendor that represented 10% of total purchases for the nine months ended September 30, 2016 and one company that represented 15% of total purchases for the nine months ended September 30, 2015.

In February 2013, Bank of America agreed to lease the Company equipment to enhance the TCEP operation, which went into effect in April 2013.  Under the current terms of the lease agreement, 19 monthly payments remain of approximately $13,328 each.

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

E-Source Holdings, LLC ("E-Source"), the wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc., made certain allegations against E-Source and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants' at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due to plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

Additionally, at the closing, we placed $1.5 million in restricted cash and $1 million worth of our common stock (1,108,928 shares) into escrow with 50% of the shares to be released to us 12 months following the closing and such cash and the remainder of the shares held in escrow to be released to us 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value (no adjustment was required as of September 30, 2016).

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

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at:

	September 30, 2016	December 31, 2015
Accounts receivable trade	$8,254,858	$8,280,749
Allowance for doubtful accounts	(1,877,119)	(1,965,335)
Accounts receivable trade, net	$6,377,739	$6,315,414
Accounts receivable other (Business Interruption Insurance Receivable)	1,275,000	—
Accounts receivable, net	$7,652,739	$6,315,414

Accounts receivable trade represents amounts due from customers. Accounts receivable trade are recorded at invoiced amounts, net of reserves and allowances and do not bear interest. The Company uses its best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting its customer base, significant one-time events and historical write-off experience. Specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations. The Company reviews the adequacy of its reserves and allowances quarterly.

Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any significant off balance sheet credit exposure related to its customers.

Accounts receivable other of $1,275,000 represents insurance proceeds to be paid to the Company by its business interruption insurance provider for the lost income while our Columbus, Ohio facility was out of service, for repairs, after a fire which occurred there during the first quarter of 2016. The credit for the insurance proceeds is included in the "Revenues" line on the "Statement of Operations" to offset the expenses of the business interruption that are included in "Costs of revenues".

NOTE 7. NOTES RECEIVABLE

Current portion of notes receivable, net, consists of the following at:

	September 30, 2016	December 31, 2015
Notes receivable	$—	$5,346,452
Allowance for doubtful accounts	—	(3,654,790)
Notes receivable	$—	$1,691,662

The current notes receivable balance as of December 31, 2015 represented amounts due from Omega Holdings, LLC. Of the total notes receivable balance, $1,691,662 represents invoiced amounts that did not bear interest as of December 31, 2015. The $1,691,662 of the notes receivable balance is included in the $11,170,243 of assets held for sale as of December 31, 2015 (see Note 8, below).

The remaining obligation was settled with the sale of the Bango facility in January 2016.
NOTE 8. ASSETS HELD FOR SALE

During 2015 the Company reclassified amounts due from Omega Holdings, LLC to the Company based on the portion of the acquisition purchase price that was allocated to the Bango facility (see "Note 5 - Disposition"). The Company sold the Bango facility in January 2016 so the following assets were re-classified as "Assets held for sale" at December 31, 2015. The balance of "Assets held for sale" at September 30, 2016 is zero.

Accounts Receivable	$1,691,662
Note Receivable - Current	8,308,000
Fixed Assets - Construction in Process	1,170,581
Total Assets held for sale at December 31, 2015	11,170,243
January 2016 sale of assets	(11,170,243)
Total Assets held for sale as of September 30, 2016	$—

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
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc., as lender (“Lender”) and Goldman Sachs Bank USA, a New York State-Chartered Bank, as Administrative Agent, Lead Arranger and Collateral Agent (“Agent”) entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement changed the Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Credit Agreement on substantially similar terms as the then outstanding amounts owed to the Lender); modified the Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant as described above; provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by a Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allowed for the issuance of the Fox Note (defined below) and the Mortgage (defined below) confirmed that we are required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Credit Agreement as a result of various financial ratios we are required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we are required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Credit Agreement include events of default under the Fox Note (defined below); and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Credit Agreement. The balance under the Credit Agreement was $4,800,000 at September 30, 2016 and principal payments in the amounts of $800,000, $3,200,000 and $800,000 are due in 2016, 2017 and 2018, respectively. As of September 30, 2016, the Company was in compliance with the terms of the Credit Agreement.
Effective March 27, 2015, the Company, Vertex Operating and all of the Company’s other subsidiaries other than E-Source Holdings, LLC ("E-Source") and Golden State Lubricant Works, LLC entered into a Loan and Security Agreement with MidCap Business Credit LLC (“MidCap” and the “MidCap Loan Agreement”). Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85% of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which have not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default has occurred or is continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement is subject to certain standard conditions and requirements. As of September 30, 2016, the Company was in compliance with the terms of the MidCap Loan Agreement.

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

On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore 05 LLC, the prior owner of Bango Oil ("Fox Encore") and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension extends the Maturity Date of the Fox Note until January 31, 2017 and Vertex OH exercised this Extension Option on June 16, 2016. The second extension will extend the Maturity Date of the Fox Note until July 31, 2017, and the third extension will extend the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elects to exercise the Extension Option to extend the Maturity Date to January 31, 2017, the 3% fee for such extension is not to be paid in cash but instead only results in the termination of a prepayment discount described below. The Fox Note may be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid was to be decreased by $150,000. The Fox Note is secured by the Mortgage described below. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default. The Fox Note also includes a provision allowing the Lender (or any other lender party to the Restated Credit Agreement) to purchase the Fox Note upon the occurrence of an event of default under the Restated Credit Agreement. In July 2016, we exercised the first Extension Option, extending the Maturity Date of the Fox Note to January 31, 2017.
On January 29, 2016, Vertex OH, entered into an Open-End Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents agreement (the “Mortgage”) with Fox Encore in order to secure the amount owed under the Fox Note discussed above. Pursuant to the Mortgage, Vertex OH granted Fox Encore a security interest in the Columbus, Ohio refinery owned by Vertex OH.
The Company has notes payable to Texas Citizens Bank bearing interest at 5.5% per annum, maturing on January 7, 2020.  The balance of the notes payable is $1,644,605 at September 30, 2016.
The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $515,762 at December 31, 2015 and a balance of $1,718,298 at September 30, 2016.

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments made since 2014 have reduced the balance to $181,293 at September 30, 2016.

For the nine months ended September 30, 2016, we reported interest expense of approximately $2.7 million of which $1.3 million is interest expense on our currently outstanding debt and the remaining $1.3 million is a one-time write off of the Goldman Sachs deferred finance costs and one-time interest related expenses of $0.1 million on the Fox Note. The write off of these deferred finance costs was due to the accelerated $16 million payment made on the Goldman Sachs loan as noted above.

The Company's outstanding debt facilities as of September 30, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2016
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017	$7,000,000	$1,872,784
Goldman Sachs USA	Term Loan - Restated Credit Agreement	January 29, 2016	May 2, 2019	8,900,000	4,800,000
Fox Encore Promissory Note	Promissory Note	January 29, 2016	July 31, 2016	5,150,000	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	3,154,860	181,293
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,045,500	1,644,605
Various institutions	Insurance premiums financed	Various	< 1 year	2,902,428	1,718,298
Total					$15,366,980
Deferred Finance Cost, Net					(305,051)
Total, net of Deferred Finance Costs				$29,152,788	$15,061,929

Future contractual maturities of notes payable are summarized as follows:

Creditor	2016	2017	2018	2019	2020	Thereafter
MidCap Revolving Line of Credit	$1,872,784	$—	$—	$—	$—	$—
Goldman Sachs USA	800,000	3,200,000	800,000	—	—	—
Fox Encore Promissory Note	5,150,000	—	—	—	—	—
Pacific Western Bank	48,140	133,153	—	—	—	—
Texas Citizens Bank	113,099	468,225	495,013	523,333	44,935	—
Various institutions	764,369	953,929	—	—	—	—
Totals	$8,748,392	$4,755,307	$1,295,013	$523,333	$44,935	$—
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

NOTE 10. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the nine months ended September 30, 2016 and September 30, 2015, respectively, includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the nine months ended September 30, 2016 and September 30, 2015 excludes: 1) options to purchase 2,788,426 and 2,129,924 shares, respectively, of common stock, 2) warrants to purchase 4,252,135 and 219,868 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 4,895,244 and 8,032,274 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 12,501,558 and zero shares, respectively, of common stock, and 5) Series A Preferred and Series C Preferred Stock, also convertible into common stock.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Earnings per Share
Numerator:
Net (loss) income available to common shareholders	$(1,047,564)	$(2,972,571)	$(9,543,203)	$(20,384,221)
Denominator:
Weighted-average shares outstanding	30,576,485	28,198,701	29,884,836	28,165,427
Basic earnings per share	$(0.03)	$(0.11)	$(0.32)	$(0.72)

Diluted Earnings per Share
Numerator:
Net (loss) income available to common shareholders	$(1,047,564)	$(2,972,571)	$(9,543,203)	$(20,384,221)
Denominator:
Weighted-average shares outstanding	30,576,485	28,198,701	29,884,836	28,165,427
Effect of dilutive securities
Stock options and warrants	—	—	—	—
Preferred Stock	—	—	—	—
Diluted weighted-average shares outstanding	30,576,485	28,198,701	29,884,836	28,165,427
Diluted earnings per share	$(0.03)	$(0.11)	$(0.32)	$(0.72)

NOTE 11. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2016, there were 31,008,902 common shares issued and outstanding (which number includes 1,258,928 shares of common stock held in escrow in order to satisfy the indemnification obligations of certain prior acquisition and sale transaction undertaken by us).

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

Common stock activity during the nine months ended September 30, 2016 was as follows:

•	On January 21, 2016, the Company issued 244,000 shares of common stock to pay the January 2016 rent due pursuant to the terms of our lease on our Fallon, Nevada plant.

•
On January 29, 2016, the Company issued 1,108,928 shares of common stock as part of the escrow fulfillment of the sale of the Vertex Refining Nevada assets to Safety-Kleen Systems, Inc. (the "Bango Sale").

•	On February 4, 2016, the Company issued 53,271 shares of common stock in connection with a former employee's cashless exercise of stock options to purchase 100,000 shares of common stock.

•	On February 5, 2016, the Company issued 120,227 shares of common stock in the conversion of an equal amount of Series A Preferred shares into common stock.

•	On August 2, 2016, the Company issued 1,243,200 shares of common stock in connection with the conversion of 12,432 shares of Series C Preferred stock.

NOTE 12.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Preferred Stock is 17,000,000. The number of designated shares of the Company's Series C Preferred Stock is 44,000. As of September 30, 2016 and December 31, 2015, there were 492,716 shares and 612,943 shares of Series A Preferred Stock issued and outstanding, respectively. As of September 30, 2016 and December 31, 2015, there were 4,895,244 and 8,160,809 shares of Series B Preferred Stock issued and outstanding, respectively. In connection with the May 2016 Purchase Agreement described below under "Series B1 Preferred Stock and Temporary Equity", 3,575,070 shares of Series B Preferred Stock were repurchased and retired. As of September 30, 2016, there were 12,501,558 shares of Series B1 Preferred Stock issued and outstanding. As of September 30, 2016 and December 31, 2015 there were 31,568 and 0 shares of Series C Preferred Stock issued and outstanding, respectively. The 31,568 shares of Series C Preferred Stock would convert into 3,156,800 shares of Common Stock.
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

In addition, under the Purchase Agreement, the Company agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the June 2015 Warrants under the Securities Act of 1933, as amended, for resale by the Investors. The Company committed to file a registration statement on Form S-1 by the 30th day following the closing of the Offering (which filing date was met) and to cause the registration statement to become effective by the 90th day following the closing (or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing), which registration statement was declared effective by the Securities and Exchange Commission (SEC) on August 6, 2015, provided that a post-effective amendment to that registration statement was declared effective by the SEC on August 31, 2016. The Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the failure by the Company to cause the registration statement to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the Units affected by the event that are still held by the Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per annum.

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
The following table represents the carrying amount of the Series B Preferred Stock, classified as Temporary Equity on the Balance Sheet, at inception and as of September 30, 2016 and December 31, 2015:

Temporary Equity:
At Inception	June 24, 2015
Face amount of Series B Preferred	$25,000,000
Less: warrant value	7,028,067
Less: beneficial conversion feature	5,737,796
Less: issuance costs and fees	1,442,462
Carrying amount at inception	$10,791,675

	September 30, 2016	December 31, 2015
Face amount of Series B Preferred	$25,000,000	$25,000,000
Less: repurchase of 3,575,070 shares	11,189,838	—
Plus: dividends in kind	950,474	—
Less: unaccreted discount	6,542,037	13,044,793
Carrying amount	$8,218,599	$11,955,207

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares are accounted for net outside of stockholders’ equity at $8,218,599 with the June 2015 Warrants accounted for as liabilities at their fair value of $1,654,608 as of September 30, 2016. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these June 2015 Warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the June 2015 Warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.

The changes in liabilities measured using significant unobservable inputs for the nine months ended September 30, 2016 were as follows:

Level Three Roll-Forward
Item	Level 3
Balance at December 31, 2014	$—
Warrants issued June 24, 2015	7,028,067
Change in valuation of warrants	(5,479,463)
Balance at December 31, 2015	$1,548,604
Change in valuation of warrants	1,986,320
Balance at March 31, 2016	3,534,924
May 2016 Series B1 Preferred Warrants (described below)	2,867,264
Change in valuation of warrants	(1,645,288)
Balance at June 30, 2016	4,756,900
Change in valuation of warrants	(1,065,217)
Balance at September 30, 2016	3,691,683

The warrants related to the June 2015 Series B Preferred Stock and the May 2016 Series B1 Preferred Stock were revalued at September 30, 2016 and June 30, 2016 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $(1,065,217). At September 30, 2016, the June 2015 Warrants and the May 2016 Warrants were valued at approximately $1,654,608 and $2,037,075 respectively. The dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 78%-100%, risk free interest rate of 1.14%, and expected term of 2.92 years (June 2015 Warrants) and 5.11 years (May 2016 Warrants).
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

As of September 30, 2016 and December 31, 2015, respectively, a total of $214,227 and $376,571 of dividends were accrued on our outstanding Series B Preferred Stock (not including shares of Series B Preferred Stock converted into common stock in August 2015, as described above). We were prohibited from paying such dividends in shares of common stock because the applicable Dividend Stock Payment Price was below $2.91. The “Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock. Pursuant to the terms of our Credit Agreement, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind for the quarters ending September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015, respectively, by way of the issuance of restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock totaling 73,437, 62,822, 124,258 and 122,425 in October 2016, July 2016, April 2016 and January 2016, respectively. If converted in full, these dividends issued in kind would convert on a one to one basis into shares of our common stock.
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

The Series B1 Preferred Stock include a liquidation preference (in the amount of $1.56 per share) which is junior to the Company’s previously outstanding shares of preferred stock, except the Series B Preferred Stock, which it is para pasu with, senior credit facilities and other debt holders as provided in further detail in the designation.

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

In addition, under the May 2016 Purchase Agreement, the Company agreed to register the shares of common stock issuable upon conversion of the Series B1 Preferred Stock and upon exercise of the May 2016 Warrants under the Securities Act of 1933, as amended, for resale by the May 2016 Investors. The Company committed to file a registration statement on Form S-1 by the 30th day following the closing of the May 2016 Offering (which filing date was met) and to cause the registration statement to become effective by the 90th day following the closing (or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing), which registration statement was declared effective by the SEC on August 10, 2016. The May 2016 Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the failure by the Company to cause the registration statement to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by a May 2016 Investor for the May 2016 Units affected by the event that are still held by the May 2016 Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the May 2016 Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per annum.

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

The following table represents the carrying amount of the Series B1 Preferred Stock, classified as Temporary Equity on the Balance Sheet, at inception (May 13, 2016) and as of September 30, 2016:

Temporary Equity:
At Inception	May 13, 2016
Face amount of Series B1 Preferred	$19,349,745
Less: May 2016 Warrant value	2,867,264
Less: May 2016 Beneficial Conversion Feature	2,371,106
Less: May 2016 issuance costs and fees	607,880
Carrying amount at inception	$13,503,495

September 30, 2016
Face amount of Series B1 Preferred	$19,349,745
Plus: dividends-in-kind	145,123
Less: unaccreted discount	5,583,341
Carrying amount	$13,911,527

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $13,911,527 with the May 2016 Warrants accounted for as liabilities at their fair value of $2,037,075 as of September 30, 2016. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the May 2016 Warrants. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible Series B1 Preferred Stock shares are redeemed, any redemption price in excess of the carrying amount of the convertible Series B1 Preferred Stock would be treated as a dividend.

The changes in liabilities measured using significant unobservable inputs for the three and nine months ended September 30, 2016 are described above within the Level Three Roll-Forward table under Series B Preferred Stock and Temporary Equity.

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

For the quarter ending September 30, 2016 a total of $290,247 of dividends were accrued on our outstanding Series B1 Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable 2016 Dividend Stock Payment Price was below $1.52. In the event the applicable Dividend Stock Payment Price is below $1.52, we are required to pay such dividend in cash or in-kind in additional shares of Series B1 Preferred Stock. Pursuant to the terms of our Credit Agreement, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind for the quarters ending June 30, 2016 and September 30, 2016 by way of the issuance of 97,875 and 187,534 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2016 and October 2016, respectively. If converted in full, the shares of Series B1 Preferred Stock would convert into an equal amount of our common stock shares.

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

The Series C Preferred Stock is convertible into shares of the Company’s common stock at the holder’s option at any time at $1.00 per share (initially each share of Series C Preferred Stock is convertible into 100 shares of common stock (subject to adjustments for stock splits and recapitalizations)). The Series C Preferred Stock votes together with the common stock on an as-converted basis (the "Voting Rights"), provided that each holder’s voting rights are subject to and limited by the Series C Beneficial Ownership Limitation described below and provided further that notwithstanding any of the foregoing, solely for purposes of determining the Voting Rights, the Voting Rights accorded to such Series C Convertible Preferred Stock will be determined as if converted at $1.05 per share (the market value of the common stock as of the close of trading on the day prior to the original issuance date of the Series C Preferred Stock), and subject to equitable adjustment as discussed in the designation. There are no redemption rights associated with the Series C Preferred Stock.

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

On August 2, 2016, the Company issued 1,243,200 shares of common stock in connection with the conversion of 12,432 shares of Series C Preferred stock. The outstanding shares of Series C Preferred Stock at September 30, 2016 totaled 31,568.

NOTE 13.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three and nine months ended September 30, 2016 and 2015 is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2016
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$22,907,235	$4,436,111	$1,118,584	$28,461,930

Income (loss) from operations	$(404,396)	$173,121	$(354,749)	$(586,024)

THREE MONTHS ENDED SEPTEMBER 30, 2015
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$27,632,744	$8,752,135	$2,877,705	$39,262,584

Income (loss) from operations	$(3,942,438)	$(216,654)	$1,660,172	$(2,498,920)

NINE MONTHS ENDED SEPTEMBER 30, 2016
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$52,877,119	$9,986,047	$4,159,812	$67,022,978

Income (loss) from operations	$(8,199,842)	$(55,847)	$(715,973)	$(8,971,662)

NINE MONTHS ENDED SEPTEMBER 30, 2015
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$86,885,254	$28,466,144	$10,715,236	$126,066,634

Income (loss) from operations	$(14,429,753)	$623,594	$2,180,404	$(11,625,755)

NOTE 14. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax of 34% because of the change in our valuation allowance.

NOTE 15. NEW JOINT VENTURE

On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's operating loss of $22,843 for the nine months ended September 30, 2016 and then added the 49% or $11,193 loss attributable to the non-controlling interest back to the Company's "Net income (loss) attributable to Vertex Energy, Inc." in the Balance Sheet.

NOTE 16. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind

Pursuant to the terms of our Credit Agreement with our senior lender, we are prohibited from paying dividends in cash and therefore we paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which accrued as of September 30, 2016, in-kind by way of the issuance of 73,474 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2016 and the issuance of 187,324 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in October 2016. If converted in full, the 73,474 shares of Series B Preferred Stock would convert into 73,474 shares of common stock and the 187,324 shares of Series B1 Preferred Stock would convert into 187,324 shares of common stock.

Conversion of Series B and B1 Convertible Preferred Stock

In October 2016, a holder of our Series B1 Convertible Preferred Stock converted 403,217 shares of our Series B1 Convertible Preferred Stock into 403,217 shares of our common stock.

In November 2016, a holder of our Series B Convertible Preferred Stock converted 1,739,272 shares of our Series B Convertible Preferred Stock into 1,739,272 shares of our common stock.

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

Corporate History:
We were formed as a Nevada corporation on May 14, 2008. Pursuant to an Amended and Restated Agreement and Plan of Merger dated May 19, 2008, by and between Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), us, World Waste Technologies, Inc., a California corporation (“WWT” or “World Waste”), Vertex Merger Sub, LLC, a California limited liability company and our wholly-owned subsidiary (“Merger Subsidiary”), and Benjamin P. Cowart, our Chief Executive Officer, as agent for our shareholders (as amended from time to time, the “Merger Agreement”). Effective on April 16, 2009, World Waste merged with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation and becoming our wholly-owned subsidiary (the “Merger”). In connection with the Merger, (i) each outstanding share of World Waste common stock was canceled and exchanged for 0.10 shares of our common stock; (ii) each outstanding share of World Waste Series A preferred stock was canceled and exchanged for 0.4062 shares of our Series A preferred stock; and (iii) each outstanding share of World Waste Series B preferred stock was canceled and exchanged for 11.651 shares of our Series A Convertible Preferred Stock.
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
We currently provide our services in 15 states, primarily in the Gulf Coast and Central Midwest regions of the United States. For the rolling twelve month period ending September 30, 2016, we aggregated approximately 86.2 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 80.6 million gallons of used motor oil with our proprietary Thermal Chemical Extraction Process (“TCEP”), VGO, and Base Oil processes.
Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility that uses our proprietary TCEP (which is currently not in operation) and we also utilize third-party processing facilities. We also acquired our Marrero, Louisiana facility, which facility re-refines used motor oil and also produces vacuum gas oil ("VGO") and our Myrtle Grove re-refining complex in Belle Chasse,

Louisiana in May 2014 and at the same time we acquired Golden State Lubricant Works, LLC ("Golden State"), a blending and storage facility in Bakersfield, California which is no longer in operation as of the date of this report.
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

Prior Material Acquisitions:
Effective as of August 31, 2012, we acquired 100% of the outstanding equity interests of Vertex Acquisition Sub, LLC (“Acquisition Sub”), a special purpose entity consisting of substantially all of the assets of Holdings and real-estate properties of B & S Cowart Family L.P. (“B&S LP” and the “Acquisition”). Prior to closing the Acquisition, Holdings contributed to Acquisition Sub substantially all of its assets and liabilities relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants, including all of the outstanding equity interests in Holdings’ wholly-owned operating subsidiaries, Cedar Marine Terminals, L.P. (“CMT” or “Cedar Marine Terminals”); Crossroad Carriers, L.P. (“Crossroad”); Vertex Recovery, L.P. (“Vertex Recovery”); and H&H Oil, L.P. (“H&H Oil”), and B&S LP contributed real estate associated with the operations of H&H Oil.
In October 2013, January 2014 and September 2014, we completed various transactions whereby we acquired 100% of E-Source Holdings, LLC (“E-Source”), a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. E-Source falls under our Recovery division.
In May 2014, we acquired certain of Omega Refining, LLC’s (“Omega Refining”), Bango Refining NV, LLC’s (“Bango Refining”) and Omega Holdings Company LLC’s (“Omega Holdings” and collectively with Omega Refining and Bango Refining, “Omega” or the “sellers”) assets related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services. Specifically, the assets included Omega’s Marrero, Louisiana plant which produces vacuum gas oil (VGO) and Bango, Nevada which produces base lubricating oils. Omega also operated Golden State Lubricants Works, LLC, a strategic blending and storage facility located in Bakersfield, California, which we acquired in the acquisition and have since ceased operations at. In connection with the acquisition, we also acquired certain of Omega's prepaid assets and inventory. We acquired the assets in the name of our indirect wholly-owned subsidiary, Vertex Refining LA, LLC. The assets and operations acquired from Omega fall under our Black Oil division.
In December 2014, we acquired substantially all of the assets of Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”) related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products for the distribution, supply and sale to end-customers (collectively, the “Heartland Assets”). The Heartland Assets were acquired by our indirect wholly-owned subsidiary, Vertex Refining OH, LLC (“Vertex OH”).The assets and operations acquired from Heartland fall under our Black Oil division.
In August 2015, H&H Oil acquired a collection route consisting of collecting, shipping and selling used oil, oil filters, antifreeze and other related services in the state of Louisiana, but excluding industrial customers, maritime customers, off shore customers, dockside locations, industrial services, used absorbent services, wastewater generating customers and collectors/transporters of crankcase used oil, petroleum fuel reclamation customers and crude oil producers/processing/recovery/reclamation customers of Aaron Oil Company, Inc. (“Aaron Oil”). Included in the purchase were certain trucks and other assets owned by Aaron Oil and certain contract rights.

Additional information regarding the acquisitions above can be found in our Annual Report on Form 10-K, filed with the Commission on April 4, 2016.

Recent Events:
Vertex Recovery Management LA, LLC
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's operating loss of $22,844 for the nine months ended September 30, 2016 and then added the 49% or $11,193 loss attributable to the non-controlling interest back to the Company's "Net income (loss) attributable to Vertex Energy, Inc." in the Balance Sheet.

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

Subscription Agreement
On January 29, 2016, separate from and subsequent to the closing of the transactions contemplated by the Membership Interest Purchase Agreement, Fox Encore 05 LLC, the sole owner of Bango Oil, as seller (“Fox Encore”), entered into a Subscription Agreement with the Company whereby Fox Encore subscribed for and purchased 44,000 shares of newly-designated Series C Preferred Stock in consideration for $4 million. The 44,000 shares of Series C Preferred Stock are convertible into 4,400,000 shares of the Company’s common stock subject to the terms of a Certificate of Designation of the Series C Preferred Stock. On August 2, 2016, Fox Encore converted 12,432 shares of Series C Preferred Stock into 1,243,200 shares of the Company's common stock.
$5.15 Million Promissory Note
On January 29, 2016, following the closing of, and separate from the transactions contemplated by, the Membership Interest Purchase Agreement, Vertex OH, borrowed $5.15 million from Fox Encore and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”) as described in greater detail below under “Liquidity and Capital Resources” - “Fox Note”.
May 2016 Unit Offering

On May 13, 2016, we closed the transactions contemplated by the May 10, 2016 Unit Purchase Agreement (the “May 2016 Purchase Agreement”) entered into with certain accredited investors (the “May 2016 Investors”), pursuant to which we sold to the May 2016 Investors an aggregate of 12,403,683 units (the “May 2016 Units”), each consisting of (i) one share of Series B1 Preferred Stock of the Company, $0.001 par value per share (the “Series B1 Preferred Stock”) and (ii) one warrant to purchase one-quarter of a share of common stock of the Company, $0.001 par value per share, totaling an aggregate of warrants to purchase 3,100,926 shares of common stock (each a “May 2016 Warrant” and collectively, the “May 2016 Warrants”). The May 2016 Purchase Agreement and related transactions are described in greater detail below under “Liquidity and Capital Resources” - “Unit Offering”.

Amended and Restated Credit and Guaranty Agreement
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc., as lender (“Lender”) and Goldman Sachs Bank USA, a New York State-Chartered Bank, as Administrative Agent, Lead Arranger and Collateral Agent (“Agent”) entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”), which amended and restated that certain $40 million Credit and Guaranty Agreement entered into between the parties on May 2, 2014 (as amended and modified to date, the “Credit Agreement”). The Restated Credit Agreement is described in greater detail below under “Liquidity and Capital Resources” - “Credit and Guaranty Agreement”.
Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement
On May 9, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”), which amended the Restated Credit Agreement as described in greater detail below under “Liquidity and Capital Resources” - “Credit and Guaranty Agreement”.

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

Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with the Holdings, E-Source, Omega Refining acquisitions and Warren Ohio Holdings Co., LLC f/k/a Heartland Group Holdings, LLC ("Heartland") asset purchase, described in greater detail above under "Prior Material Acquisitions".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Set forth below are our results of operations for the three months ended September 30, 2016 as compared to the same period in 2015.

	Three Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2016	2015
Revenues	$28,461,930	$39,262,584	$(10,800,654)	(28)%
Cost of revenues	22,462,171	34,104,949	11,642,778	34%
Gross profit	5,999,759	5,157,635	842,124	16%

Selling, general and administrative expenses (exclusive of acquisition related expenses)	4,978,004	6,052,764	1,074,760	18%
Depreciation and amortization	1,560,562	1,597,881	37,319	2%
Acquisition related expenses	47,217	5,910	(41,307)	(699)%
Total operating expenses	6,585,783	7,656,555	1,070,772	14%

Loss from operations	(586,024)	(2,498,920)	1,912,896	77%

Other income (expense):
Other income (loss)	1,490	11	1,479	13,445%
Gain (loss) on change in value of derivative liability	1,065,217	818,051	247,166	30%
Loss on bargain purchase	(68,799)	(20,657)	(48,142)	233%
Loss on asset sales	—	—	—	—%
Gain (loss) on futures contracts	(90,061)	395,430	(485,491)	(123)%
Interest expense	(399,545)	(763,791)	364,246	48%
Total other income (expense)	508,302	429,044	79,258	18%

Loss before income tax	(77,722)	(2,069,876)	1,992,154	96%

Income tax benefit (expense)	—	—	—	—%

Net loss	$(77,722)	$(2,069,876)	$1,992,154	96%
Non-controlling interest	$30,234	$—	$30,234	100%
Net loss attributable to Vertex Energy, Inc.	$(107,956)	$(2,069,876)	$1,961,920	95%

Each of our segments’ income (loss) from operations during the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2016	2015
Total revenue	$22,907,235	$27,632,744	$(4,725,509)	(17)%
Total cost of revenue	17,817,032	25,128,353	7,311,321	29%
Gross profit	5,090,203	2,504,391	2,585,812	103%
Selling general and administrative expense	4,248,157	5,194,783	946,626	18%
Depreciation and amortization	1,199,225	1,246,136	46,911	4%
Acquisition related expenses	47,217	5,910	(41,307)	(699)%
Loss from operations	$(404,396)	$(3,942,438)	$3,538,042	90%

Refining Segment
Total revenue	$4,436,111	$8,752,135	$(4,316,024)	(49)%
Total cost of revenue	3,610,051	8,281,753	4,671,702	56%
Gross profit	826,060	470,382	355,678	76%
Selling general and administrative expense	415,750	456,631	40,881	9%
Depreciation and amortization	237,189	230,405	(6,784)	(3)%
Income (loss) from operations	$173,121	$(216,654)	$389,775	180%

Recovery Segment
Total revenue	$1,118,584	$2,877,705	$(1,759,121)	(61)%
Total cost of revenue	1,035,088	694,843	(340,245)	(49)%
Gross profit	83,496	2,182,862	(2,099,366)	(96)%
Selling general and administrative expense	314,097	401,350	87,253	22%
Depreciation and amortization	124,148	121,340	(2,808)	(2)%
Income (loss) from operations	$(354,749)	$1,660,172	$(2,014,921)	(121)%

The following schedule separates revenues and gross profit contributed by our recently acquired business entities and operations, Omega Refining and Heartland, during the three month period ending September 30, 2016. The isolated figures are presented in dollars and as a percentage of total consolidated revenue.

	Three Months Ended September 30, 2016
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total revenue	$28,461,930	$14,159,275	50%
Gross profit	5,999,759	2,339,792	39%

	Consolidated Results	Heartland	% Contributed by Heartland
Total revenue	28,461,930	6,805,303	24%
Gross profit	5,999,759	2,442,376	41%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 28% for the three months ended September 30, 2016 compared to the same period in 2015, due to lower commodity prices and volumes during the three months ended September 30, 2016 compared to the same period in 2015. Total volume decreased 29% largely as a result of not running TCEP during 2016. Gross profit increased by 16% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Prices of our finished products continue to be impacted across the industry by the lower commodity prices. However, our per barrel margin increased 63% relative to the three months ended September 30, 2015. This increase was a result of improvement in our feedstock pricing and charges that have been implemented by our collections division during the three months ended September 30, 2016, compared to the same period during 2015. The 34% decrease in cost of revenues for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is the result of the overall decrease in commodity prices along with the transition to charging for our services versus paying for the feedstocks which has resulted in a decrease in our cost of revenues. In addition due to lower volumes during the quarter our overall costs were lower.

Our Black Oil division's volume decreased approximately 18% during the three months ended September 30, 2016 compared to the same period in 2015. This decrease was due to the decreased amount of volume managed through our facilities during the period. We experienced some unplanned downtime during the period at both our Heartland and Marrero facilities. Volumes collected through our H&H Oil and Heartland collection facilities decreased 1% during the three months ended September 30, 2016 compared to the same period in 2015. Our focus continues to be on growing our own volumes of collected oil and displacing third party oil processed in our facilities, while maintaining proper spreads in the business.

Overall volumes of product sold decreased 29% for the third quarter of 2016 versus the same period during 2015. This is important for our business as it illustrates our reach into the market.

We experienced a 100% decrease in the volume of our TCEP refined product during the three months ended September 30, 2016, compared to the same period in 2015. In order to keep the volumes up and move lower priced feedstock through the Marrero facility, we decided not to produce our TCEP finished product. Instead of shipping feedstock to our TCEP facility, we shipped it to our Marrero facility. This strategic decision was made during the current period because of the market pricing impacts on the margins of our product produced in our Houston facility versus our Marrero facility. In addition, commodity prices decreased approximately 12% for the three months ended September 30, 2016, compared to the same period in 2015. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2016 decreased $3.12 per barrel from a three month average of $37.98 for the three months ended September 30, 2015 to $34.86 for the three months ended September 31, 2016.

Our TCEP technology did not generate any revenues or gross profit and did not incur any cost of revenues during the three months ended September 30, 2016 compared to revenues of $3,025,406 during the three months ended September 30, 2015 with cost of revenues of $3,580,283, producing a gross loss of $554,877.

Overall volume for the Refining and Marketing division decreased 46% during the three months ended September 30, 2016 as compared to the same period in 2015. This division experienced a decrease in production of 80% for its gasoline blendstock for the three months ended September 30, 2016, compared to the same period in 2015. Our fuel oil cutter volumes decreased 48% for the three months ended September 30, 2016, compared to the same period in 2015. Our pygas volumes decreased 13% for the three months ended September 30, 2016 as compared to the same period in 2015. These decreases are mostly due to logistics and freight costs becoming a larger part of the overall costs of products in a lower commodity market, making it cost prohibitive to move certain streams across the country.

Our Recovery division includes the business operations of Vertex Recovery as well as the business of E-Source (of which we own a 100% interest). Revenues for this division decreased 61% mostly as a result of decreased commodity prices as well as decreased volumes and project work during the period at our E-Source division for the three months ended September 30, 2016, compared to the prior period. Gross profit for the recovery division decreased 96% for the three months ended September 30, 2016, compared to the same period in 2015. Our volumes decreased 93% for the three months ended September 30, 2016 as compared to the same period in 2015. This division through E-Source, periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 16% for the three months ended September 30, 2016, due to our change to begin charging for the collection of oil which historically has been a cost to the business and is now revenue, as well as $1,275,000 in one-time business interruption insurance proceeds recorded this quarter that relate to the fire at our Columbus, Ohio facility which occurred during the first quarter of 2016, compared to the same period in 2015.

We had total operating expenses of $6,585,783 for the three months ended September 30, 2016 which included minimal acquisition related expenses, compared to $7,656,555 of total operating for the prior year’s period, a decrease of $1,070,772 or 14% from the prior period. This decrease is primarily due to a decrease of $1,074,760 in selling, general and administrative expenses, which were in connection with reductions in salaries as well as extensive cost cutting efforts put in place at the end of 2015, as well as a decrease of $37,319 in depreciation and amortization, offset by an increase of $41,307 in acquisition related expenses.

We had a loss from operations of $586,024 for the three months ended September 30, 2016, compared to a loss from operations of $2,498,920 for the three months ended September 30, 2015, a decrease in loss from operations of $1,912,896 or 77% from the prior year’s period. The decrease in the loss from operations was mainly due to the increase in gross profit, market and operational conditions as well as the decreases in selling, general and administrative expenses.

We also had interest expense of $399,545 for the three months ended September 30, 2016, compared to interest expense of $763,791 for the three months ended September 30, 2015, a decrease in interest expense of $364,246 or 48% from the prior period.

We had $1,065,217 of gain on change in value of derivative liability for the three months ended September 30, 2016, in connection with a beneficial conversion feature on certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 12. Preferred Stock and Detachable Warrants" to the unaudited financial statements included herein under "Part I"-"Item 1. Financial Statements".

We had a loss on futures contracts of $90,061 for the three months ended September 30, 2016, compared to a gain on futures contracts of $395,430 for the three months ended September 30, 2015. We use futures contracts to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure in our inventory.

We had a net loss of $77,722 for the three months ended September 30, 2016, compared to a net loss of $2,069,876 for the three months ended September 30, 2015, a decrease in net loss of $1,992,154 or 96% from the prior period for the reasons described above.

During the three months ended September 30, 2016, the processing costs for our Refining and Marketing division located at KMTEX were $571,387. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Three Months Ended September 30, 2016
Refining and Marketing
Revenues	$4,436,111

Income from operations	$173,121

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Set forth below are our results of operations for the nine months ended September 30, 2016 as compared to the same period in 2015.

	Nine Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2016	2015
Revenues	$67,022,978	$126,066,634	$(59,043,656)	(47)%
Cost of Revenues	56,001,697	115,748,581	59,746,884	52%
Gross Profit	11,021,281	10,318,053	703,228	7%

Selling, general and administrative expenses	15,162,026	17,064,043	1,902,017	11%
Depreciation and amortization	4,707,801	4,716,177	8,376	—%
Acquisition related expenses	123,116	163,588	40,472	25%
Loss from operations	(8,971,662)	(11,625,755)	2,654,093	23%
Other income/(expense):
Provision for doubtful accounts	—	(2,650,000)	2,650,000	100%
Other Income (loss)	4,452	29	4,423	15,252%
Gain (loss) on change in value of derivative liability	724,185	2,635,033	(1,910,848)	(73)%
Loss on sale of assets	(115,527)	(78,316)	(37,211)	(48)%
Gain (loss) on sale of assets	9,748,561	—	9,748,561	100%
Gain/(loss) on futures contracts	(351,820)	395,430	(747,250)	(189)%
Interest expense	(2,721,056)	(2,851,947)	130,891	5%
Total other income (expense)	7,288,795	(2,549,771)	9,838,566	386%
Loss before income taxes	(1,682,867)	(14,175,526)	12,492,659	88%
Income tax (expense) benefit	117,646	(5,306,000)	5,423,646	102%
Net loss	(1,565,221)	(19,481,526)	$17,916,305	91%
Non-controlling interest	(11,193)	—	11,193	100%
Net loss attributable to Vertex Energy, Inc.	$(1,554,028)	$(19,481,526)	$17,927,498	92%

Each of our segments’ gross profit (loss) during the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2016	2015
Total revenue	$52,877,119	$86,885,254	$(34,008,135)	(39)%
Total cost of revenue	44,577,149	83,181,680	38,604,531	46%
Gross profit	8,299,970	3,703,574	4,596,396	124%
Selling general and administrative expense	12,749,473	14,250,207	1,500,734	11%
Depreciation and amortization	3,627,223	3,719,532	92,309	2%
Acquisition related expenses	123,116	163,588	40,472	25%
Loss from operations	$(8,199,842)	$(14,429,753)	$6,229,911	43%

Refining Segment
Total revenue	$9,986,047	$28,466,144	$(18,480,097)	(65)%
Total cost of revenue	7,878,954	25,543,926	17,664,972	69%
Gross profit	2,107,093	2,922,218	(815,125)	(28)%
Selling general and administrative expense	1,455,232	1,665,998	210,766	13%
Depreciation and amortization	707,708	632,626	(75,082)	(12)%
Income (loss) from operations	$(55,847)	$623,594	$(679,441)	(109)%

Recovery Segment
Total revenue	$4,159,812	$10,715,236	$(6,555,424)	(61)%
Total cost of revenue	3,545,594	7,022,975	3,477,381	50%
Gross profit	614,218	3,692,261	(3,078,043)	(83)%
Selling general and administrative expense	957,321	1,147,838	190,517	17%
Depreciation and amortization	372,870	364,019	(8,851)	(2)%
Income (loss) from operations	$(715,973)	$2,180,404	$(2,896,377)	(133)%

The following schedule separates revenues and gross profit contributed by our recently acquired business entities and operations, Omega Refining and Heartland, during the six month period ending September 30, 2016. The isolated figures are presented in dollars and as a percentage of total consolidated revenue.

	Nine Months Ended September 30, 2016
	Consolidated Results	Omega Refining	% Contributed by Omega Refining
Total Revenue	$67,022,978	$34,773,029	52%
Gross Profit	11,021,281	4,199,801	38%

	Consolidated Results	Heartland	% Contributed by Heartland
Total Revenue	$67,022,978	$13,493,957	20%
Gross Profit	11,021,281	3,260,681	30%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues decreased by 47% for the nine months ended September 30, 2016 compared to the same period in 2015, due primarily to the lower commodity prices and volumes during the nine months ended September 30, 2016 compared to the same period in 2015. Total volume decreased 31% during the nine months ended September 30, 2016 compared to the same period in 2015. Volumes were impacted as a result of a fire at the Heartland facility which occurred in the facility in February 2016 and required the facility to be offline during the second half of the first quarter of fiscal 2016 and the first half of the second quarter. Gross profit increased by 7% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Prices of our finished products have been impacted across the industry by the sharp decline in energy prices that occurred during the last quarter of 2014 and the first three months of 2015.

Additionally, our per barrel margin increased 56% relative to the nine months ended September 30, 2015. This increase was a result of decreased operational costs related to the Marrero and Heartland facilities in addition to improved margins in our feedstock and product values during the nine months ended September 30, 2016, compared to the same period during 2015, as a result of the charges implemented through our collections division. The 52% decrease in cost of revenues for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is mainly a result of the overall decrease in commodity prices and decreases in volumes along with the charges implemented through our collections.

Our Black Oil division's volume decreased approximately 24% during the nine months ended September 30, 2016 compared to the same period in 2015. This decrease was due to the decreased amount of volume managed through our facilities. Volumes collected through our H&H Oil and Heartland collection facilities decreased 7% during the nine months ended September 30, 2016 compared to the same period in 2015. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold decreased 31% for the nine months ended September 30, 2016 versus the same period in 2015. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

We experienced a 100% decrease in the volume of our TCEP refined product during the nine months ended September 30, 2016, compared to the same period in 2015. This decrease was a result of strategic decisions we made not to produce our TCEP finished product and to ship the feedstock we would have otherwise used at our TCEP facility to our Marrero facility due to market pricing impacts on the margins of the product produced in the Houston, Texas market vs. the Marrero, Louisiana market. The margins on the VGO product produced at our Marrero facility tend to be greater than those produced at our TCEP facility, and due to the sharp decline in prices we were not able to adjust our feedstock purchases at our TCEP facility to keep up with the change in market conditions. In addition, commodity prices decreased approximately 34% for the nine months ended September 30, 2016, compared to the same period in 2015. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the nine months ended September 30, 2016 decreased $15.14 per barrel from a nine month average of $44.40 for the nine months ended September 30, 2015 to $29.26 per barrel for the nine months ended September 30, 2016.

Our TCEP technology did not generate any revenues or gross profit and did not incur any cost of revenues during the nine months ended September 30, 2016 compared to revenues of $14,611,336 during the nine months ended September 30, 2015 with cost of revenues of $14,051,582, producing a gross profit of $559,755.

Overall volume for the Refining and Marketing division decreased 55% during the nine months ended September 30, 2016 as compared to the same period in 2015. This division experienced a decrease in production of 84% for its gasoline blendstock for the nine months ended September 30, 2016, compared to the same period in 2015. Our fuel oil cutter volumes decreased 48% for the nine months ended September 30, 2016, compared to the same period in 2015. Our pygas volumes decreased 38% for the nine months ended September 30, 2016 as compared to the same period in 2015. These decreases were a result of decisions not to purchase or process certain non-profitable feedstock streams under the current market conditions.

Our Recovery division includes the business operations of Vertex Recovery as well as the business of E-Source (of which we own a 100% interest). Revenues for this division decreased 61% as a result of lower commodity prices, lower volumes and the decline of project based work related to our E-Source business during the nine months ended September 30, 2016, compared to the same period in 2015. Volumes of petroleum products acquired during the nine months ended September 30, 2016 in our Recovery business were down 30% during the nine months ended September 30, 2016, compared to the same period during 2015. This division through E-Source, periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 7% and our margin per barrel increased approximately 56% for the nine months ended September 30, 2016, compared to the same period in 2015. This increase was largely a result of lower volumes along with the increase in charge for oil in our Black Oil collection division. As well as the one-time $1,275,000 in business interruption insurance proceeds settled during the period relating to the fire at our Columbus, Ohio facility which occurred during the first quarter of 2016 compared to 2015.

The following table sets forth the high and low spot prices during the nine months ended September 30, 2016 for our key benchmarks.

2016
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.44	June 8	$0.78	January 20
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.59	August 25	$0.89	February 9
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$38.31	September 30	$16.24	January 19
NYMEX Crude oil (Dollars per barrel)	$51.23	June 8	$26.21	February 9
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the nine months ended September 30, 2015 for our key benchmarks.

2015
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.91	May 6	$1.25	August 25
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.16	June 11	$1.31	August 26
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$54.73	May 6	$29.49	August 26
NYMEX Crude oil (Dollars per barrel)	$61.43	June 10	$38.24	August 24
Reported in Platt's US Marketscan (Gulf Coast)

We saw a steady increase during the first nine months of 2016 in each of the benchmark commodities we track compared to the same period in 2015.

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

We had selling, general, and administrative expenses of $15,162,026 for the nine months ended September 30, 2016, which does not include $123,116 of acquisition related expenses, compared to $17,064,043 of selling, general, and administrative expenses for the prior year’s period (which does not include $163,588 of acquisition related expenses), a decrease of $1,902,017 or 11% from the prior period (not including acquisition related expenses). This decrease is primarily due to the reductions made during the end of 2015 in our selling, general and administrative expenses generated by new business lines, specifically those business lines acquired from Omega Refining, Heartland and the E-Source acquisition.

We had a loss from operations of $8,971,662 for the nine months ended September 30, 2016, compared to a loss from operations of $11,625,755 for the nine months ended September 30, 2015, a decrease of $2,654,093 or 23% from the prior year’s nine-month period.  The decrease was mainly due to a reduction in selling, general and administrative expenses in 2016 of approximately $1.9 million.

We had a provision for doubtful accounts of $0 for the nine months ended September 30, 2016, compared to a $2,650,000 provision for doubtful accounts related to amounts owed from the Omega purchase for the nine months ended September 30, 2015. The 2015 provision for doubtful accounts was collateralized by insurance proceeds that were collected in 2016.

We also had interest expense of $2,721,056 for the nine months ended September 30, 2016, compared to interest expense of $2,851,947 for the nine months ended September 30, 2015, a decrease in interest expense of $130,891 or 5% from the prior period mainly due to the debt facilities with Goldman Sachs and Midcap as described below. The decrease in interest expense was mostly due to the $1.3 million write off of "Deferred finance costs, net" offset by a reduction in our debt facilities with Goldman Sachs and Midcap.

We had gain on the sale of assets of $9,748,561 for the nine months ended September 30, 2016, related to the purchase and sale of the Bango facility in January 2016.

We had a $724,185 gain on change in value of derivative liability for the nine months ended September 30, 2016, in connection with a beneficial conversion feature on certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 12. Preferred Stock and Detachable Warrants" to the unaudited financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a gain on change in the value of our derivative liability of $2,635,033 in the prior year's period.

We had a loss on futures contracts of $351,820 for the nine months ended September 30, 2016 compared to a gain on futures contracts of $395,430 for the nine months ended September 30, 2015. We use futures contract to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure.

We had an income tax benefit of $117,646 for the nine months ended September 30, 2016, compared to an income tax expense of $5,306,000 for the nine months ended September 30, 2015. For tax reporting purposes, we have net operating losses (“NOLs”) of approximately $39.9 million as of September 30, 2016 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a cumulative pre-tax loss of approximately $18.8 million from January 1, 2015 through September 30, 2016.

We had net loss of $1,554,028 for the nine months ended September 30, 2016, compared to a net loss of $19,481,526 for the nine months ended September 30, 2015, a reduction in net loss of $17,916,305 or 91% from the prior period for the reasons described above.

During the nine months ended September 30, 2016, the processing costs for our Refining and Marketing division located at KMTEX were $1,512,825. In addition, we have provided the results of operations for this segment of our business below during the same six month period.

Nine Months Ended September 30, 2016
Refining and Marketing
Revenues	$9,986,047

Loss from operations	$(55,847)

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations for the first three quarters of 2016, fiscal year 2015 and the last two quarters of 2014.

	Fiscal 2016			Fiscal 2015				Fiscal 2014
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$28,461,930	$24,428,444	$14,132,604	$20,875,827	$39,262,584	$49,119,711	$37,684,339	$62,572,071	$76,903,516
Cost of Revenues	22,462,171	19,168,398	14,371,128	20,497,691	34,104,949	43,635,177	38,008,456	67,049,736	73,761,171
Gross Profit	5,999,759	5,260,046	(238,524)	378,136	5,157,635	5,484,534	(324,117)	(4,477,665)	3,142,345
Reduction of contingent liability	—	—	—	(6,069,000)	—	—	—	(3,371,836)	(1,876,752)
Selling, general and administrative expenses	4,978,004	4,688,035	5,495,987	6,982,422	6,052,764	5,641,250	5,370,028	7,303,475	4,706,104
Depreciation and amortization	1,560,562	1,553,655	1,593,584	1,920,416	1,597,881	1,561,314	1,556,982	1,296,450	1,180,443
Acquisition related expenses	47,217	26,523	49,376	11,584	5,910	—	157,678	994,603	259,235
Inventory Impairment Charge	—	—	—	—	—	—	—	467,911	—
Total operating expense	6,585,783	6,268,213	7,138,947	2,845,422	7,656,555	7,202,564	7,084,688	6,690,603	4,269,030
Income (loss) from operations	(586,024)	(1,008,167)	(7,377,471)	(2,467,286)	(2,498,920)	(1,718,030)	(7,408,805)	(11,168,268)	(1,126,685)
Other income (expense)
Provision for doubtful accounts	—	—	—	1,995,180	—	—	(2,650,000)	—	—
Other income (expense)	1,490	2,486	476	(4,475)	11	10	8	223,255	109,980
Gain (loss) on change in value of derivative liability	1,065,217	1,645,288	(1,986,320)	2,844,430	818,051	1,816,982	—	—	—
Gain on bargain purchase		—	—	—	—	—	—	375,000	92,635
Loss on sale of assets	(68,799)	—	(46,728)	—	—	—	—	—	—
Goodwill impairment loss	—	—	—	(4,922,353)	—	—	—	—	—
Gain (loss) on futures contracts	(90,061)	(317,675)	55,916	155,660	395,430	—	—	—	—
Gain on sale of assets	—	—	9,748,562	92,261	(20,657)	12,818	(70,478)	—	—
Interest expense	(399,545)	(406,019)	(1,915,492)	(728,780)	(763,791)	(556,975)	(1,531,180)	(956,319)	(947,325)
Total other income (expense)	508,302	924,080	5,856,414	(568,077)	429,044	1,272,835	(4,251,650)	(358,064)	(744,710)
Income (loss) before income taxes	(77,722)	(84,087)	(1,521,057)	(3,035,363)	(2,069,876)	(445,195)	(11,660,455)	(11,526,332)	(1,871,395)
Income tax benefit (expense)	—	—	117,646	—	—	—	(5,306,000)	46,212	(57,975)
Net income (loss)	$(77,722)	(84,087)	(1,403,411)	$(3,035,363)	$(2,069,876)	$(445,195)	$(16,966,455)	$(11,480,120)	$(1,929,370)
Non-controlling interest	30,234	(41,427)	—	—	—	—	—	—	—
Net income (loss)	$(107,956)	(42,660)	(1,403,411)	$(3,035,363)	$(2,069,876)	$(445,195)	$(16,966,455)	$(11,480,120)	$(1,929,370)

The graph below charts our total quarterly revenue over time from July 1, 2014 to September 30, 2016:

In the table below, we have disclosed a quarter-by-quarter summary of our gross profit by segment for the first three quarters of 2016, fiscal year 2015 and the last two quarters of 2014.

	GROSS PROFIT BY SEGMENT BY QUARTER
	Fiscal 2016			Fiscal 2015				Fiscal 2014
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$22,907,235	$19,836,390	$10,133,494	$17,004,934	$27,632,744	$34,338,534	$24,913,976	$46,028,775	$52,434,252
Cost of revenues	17,817,032	15,557,879	11,202,238	17,244,210	25,128,353	30,912,204	27,141,124	48,709,354	50,846,953
Gross profit (loss)	$5,090,203	$4,278,511	$(1,068,744)	$(239,276)	$2,504,391	$3,426,330	$(2,227,148)	$(2,680,579)	$1,587,299

Refining & Marketing
Revenues	$4,436,111	$2,923,481	$2,626,455	$2,687,922	$8,752,135	$11,447,889	$8,266,120	$14,694,971	$19,655,674
Cost of revenues	3,610,051	2,169,238	2,099,665	2,270,299	8,281,753	9,956,771	7,305,402	15,570,210	18,680,731
Gross profit (loss)	$826,060	$754,243	$526,790	$417,623	$470,382	$1,491,118	$960,718	$(875,239)	$974,943

Recovery
Revenues	$1,118,584	$1,668,573	$1,372,655	$1,182,971	$2,877,705	$3,333,288	$4,504,243	$1,848,325	$4,813,590
Cost of revenues	1,035,088	1,441,281	1,069,225	983,182	694,843	2,766,202	3,561,930	2,770,172	4,233,487
Gross profit (loss)	$83,496	$227,292	$303,430	$199,789	$2,182,862	$567,086	$942,313	$(921,847)	$580,103

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

We had total assets of $86,243,750 as of September 30, 2016 compared to $93,644,816 at December 31, 2015. The decrease was mainly due to the sale of the Bango Refinery that reduced current assets, specifically, "Assets being held for sale" by $11,170,243 during the period offset by an increase in restricted cash of $1,503,228, relating to amounts held in escrow in connection with the sale of the Bango Refinery and a $2,987,755 increase in cash and cash equivalents in connection with the May 2016 Offering.

We had total current liabilities of $19,381,673 as of September 30, 2016 compared to $33,994,062 at December 31, 2015. This decrease was largely due to the approximate $16 million pay down of the Goldman Sachs debt as a result of funds generated from the Bango Sale, as well as the approximately $7 million reduction in accounts payable and accrued expenses.

We had total liabilities of $25,724,565 as of September 30, 2016, including current liabilities of $19,381,673 and long-term debt of $2,651,209, which included $1,182,830 related to E-Source debt.

We had working capital of $85,277 as of September 30, 2016 compared to a working capital deficit of $10,827,288 as of December 31, 2015. The improvement in working capital deficit from December 31, 2015 to September 30, 2016 is due to the reasons described above.

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

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $1,718,298 at September 30, 2016.

The Company's outstanding debt facilities as of September 30, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2016
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017	$7,000,000	$1,872,784
Goldman Sachs USA	Term Loan - Restated Credit Agreement	January 29, 2016	May 2, 2019	8,900,000	4,800,000
Fox Encore Promissory Note	Promissory Note	January 29, 2016		5,150,000	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	3,154,860	181,293
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,045,500	1,644,605
Various institutions	Insurance premiums financed	Various	< 1 year	2,902,428	1,718,298
Total				29,152,788	15,366,980
Deferred Finance Costs, Net					(305,051)
Total, Net of Deferred Finance Costs				29,152,788	15,061,929

Future contractual maturities of notes payable are summarized as follows:

Creditor	2016	2017	2018	2019	2020	Thereafter
MidCap Revolving Line of Credit	$1,872,784	$—	$—	$—	$—	$—
Goldman Sachs USA	800,000	3,200,000	800,000	—	—	—
Fox Encore Promissory Note	5,150,000	—	—	—	—	—
Pacific Western Bank	48,140	133,153	—	—	—	—
Texas Citizens Bank	113,099	468,225	495,013	523,333	44,935	—
Various institutions	764,369	953,929	—	—	—	—
Totals	$8,748,392	$4,755,307	$1,295,013	$523,333	$44,935	$—

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

The MidCap Loan had a balance of $1,872,784 and $1,744,122 on September 30, 2016 and December 31, 2015, respectively.

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

Omega Secured Note

In connection with the Omega acquisition (described above under “Prior Material Acquisitions”), Omega Refining and Bango Refining provided Vertex Refining Nevada a Secured Promissory Note (the “Omega Secured Note”) in the aggregate amount of $13,858,067, which had a balance of $13,858,067 as of December 31, 2014, representing (a) a loan to Omega in the amount of approximately $7.56 million (representing the agreed upon value of the amount by which the consideration paid at an initial closing (which included consideration relating to the assets acquired at the initial closing and which were planned to be acquired at the Final Closing) exceeded the value of assets acquired at the Initial Closing) (the “Purchase Price Loan”); (b) a $750,000 loan related to the delivery of a certain amount of used motor oil inventory at the Initial Closing (the “First Inventory Loan”); (c) a $1,400,000 loan related to the delivery of a certain amount of used motor oil inventory which was planned to be acquired at the Final Closing (the “Second Inventory Loan” and along with the First Inventory Loan, the “Inventory Loans”); (d) advances totaling $4.15 million to satisfy accounts payable and other working capital related obligations of Omega after the Initial Closing (the “Draw Down Loans”); and (e) an additional loan of $1 million for capital expenditures (the “Capital Expenditure Loan”).

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

The Omega Secured Note had an outstanding balance of $0 and $13,858,067 as of September 30, 2016 and December 31, 2015.

On January 28, 2016, we entered into and closed the transactions contemplated by the Sale Agreement described in greater detail above under “Recent Events” - “Purchase and Sale Agreement, Churchill County, Nevada Plant”.

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

During 2015, the Company reclassified amounts due from Omega Holdings, LLC to the Company based on the portion of the acquisition purchase price that was allocated to the Nevada facility upon acquisition because the Company sold the facility. The assets held for sale balance of $11,170,243 as of December 31, 2015, was made up of (1) accounts receivable of $1,691,662, (2) notes receivable of $8,308,000, and (3) fixed asset construction in progress of $1,170,581.

Fox Note

On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension will extend the Maturity Date of the Fox Note until January 31, 2017, the second extension will extend the Maturity Date of the Fox Note until July 31, 2017, and the third extension will extend the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elects to exercise the Extension Option to extend the Maturity Date to January 31, 2017, the 3% fee for such extension is not to be paid in cash but instead only results in the termination of a prepayment discount described below. The Fox Note may be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid was to be decreased by $150,000. The Fox Note is secured by the Mortgage described above. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default. In July 2016, we exercised the first Extension Option, extending the Maturity Date of the Fox Note to January 31, 2017.

Texas Citizens Bank Loan Agreement

On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan Agreement provides a term note in the amount of $2,045,500 that matures on January 7, 2020 and had a balance of $1,644,605 as of September 30, 2016. Borrowings bear a fixed interest rate of 5.5% per annum and interest is calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $45,147 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The loan contains customary representations, warranties, and covenants for facilities of similar nature and size.

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

Although there is a going concern issue (see Note 1. GOING CONCERN in the Notes to the Consolidated Financial Statements), management believes that with the amount previously raised through the unit offering described above, the amount from the transactions undertaken in January 2016 (described above), the amount available under our MidCap Loan Agreement, our projected earnings and business interruption insurance proceeds, we will be able to fund our current operations. If it is necessary, we will seek additional financing for future operations, acquisitions or other future developments and to repay amounts owed to our senior creditor or to redeem our outstanding preferred securities. The required funds may be raised through the sale of common stock, preferred stock, debt, or convertible debt, which may include the grant of warrants. We may also seek to obtain sufficient funding to completely refinance the Goldman and/or MidCap debt subsequent to the date of this filing which may take any or all of the forms described above. Our inability to obtain sufficient funds from external sources when such funds are needed will have a material adverse effect on our plan of operations, results of operations and financial condition.

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

Cash flows for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	2016	2015
Beginning cash and cash equivalents	$765,364	$6,017,076
Net cash provided by (used in):
Operating activities	(13,394,947)	(7,762,018)
Investing activities	16,417,798	(2,737,637)
Financing activities	(35,096)	8,502,740
Net increase (decrease) in cash and cash equivalents	2,987,755	(1,996,915)
Ending cash and cash equivalents	$3,753,119	$4,020,161

Net cash used in operating activities was $13,394,947 for the nine months ended September 30, 2016 as compared to $7,762,018 during the corresponding period in 2015. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our Credit Agreement, notes payable, and the MidCap Loan Agreement. The primary reason for the increase in cash used in operating activities for the nine month period ended September 30, 2016 compared to the same period in 2015 is our reduction in accounts payable and accrued expenses and the gain on sale of assets, offset by the decrease in net loss for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Investing activities provided cash of $16,417,798 for the nine months ended September 30, 2016 as compared to having used $2,737,637 of cash during the corresponding period in 2015 due mainly to the net proceeds from our sale of our Nevada facility ("Bango Plant") of $19 million offset by operating asset purchases of $2.3 million.

Financing activities used cash of $35,096 for the nine months ended September 30, 2016 as compared to providing $8,502,740 of cash during the corresponding period in 2015. The financing activities for the nine months ended September 30, 2016 were comprised of net proceeds of approximately $8 million from our May 2016 Offering, $4 million from the sale of our Series C Preferred Stock and the Fox Note proceeds of approximately $5 million, offset by an approximate $18 million pay down of our long-term debt.

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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at September 30, 2016 but in 2015 the Company did recognize a long-lived asset impairment related to the Recovery division.
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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As of September 30, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2015 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2015), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

E-Source, a wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc., made certain allegations against E-Source, and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on April 4, 2016, under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided below and in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2015, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

RISKS RELATING TO THE MAY 2016 UNIT OFFERING

We face significant penalties and damages in the event our registration statement to register the securities issuable upon conversion/exercise of securities sold in the May 2016 Offering is subsequently suspended or terminated.

Under the May 2016 Purchase Agreement, the Company has agreed to register the shares of common stock issuable upon conversion of the Series B1 Preferred Stock and upon exercise of the May 2016 Warrants under the Securities Act, for resale by the Investors. The Company committed to file a registration statement on Form S-1 by the 30th day following the closing of the May 2016 Offering (June 12, 2016), which filing date was met, and to cause the registration statement to become effective by the 90th day following the closing (August 11, 2016)(or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing (September 10, 2016)), which effectiveness date was met. The May 2016 Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the registration statement subsequently being suspended or terminated. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the May 2016 Units affected by the event that are still held by the May 2016 Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the May 2016 Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per year. If we fail to pay any liquidated damages in full within seven days after the date payable, we are required to pay interest thereon at a rate of 12% per annum until paid in full. In the event the registration statement is suspended or terminated, or we otherwise fail to meet certain requirements set forth in the May 2016 Purchase Agreement, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.

RISKS RELATED TO OUR SECURITIES

We have established preferred stock which can be designated by the Board of Directors without shareholder approval and have established Series A Preferred Stock, Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock, which give the holders thereof a liquidation preference and the ability to convert such shares into our common stock.

We have 50,000,000 shares of preferred stock authorized, which includes 5,000,000 shares of designated Series A Preferred Stock of which approximately 0.5 million shares are issued and outstanding as of the date of this filing, 10 million designated shares of Series B Preferred Stock, of which 3,229,409 shares are issued and outstanding as of the date of this filing, 17 million designated shares of Series B1 Preferred Stock, of which 12,285,875 shares are issued and outstanding as of the date of this filing and 44,000 designated shares of Series C Preferred Stock, of which 31,568 are issued and outstanding as of the date of this filing. The Series A Preferred Stock has a liquidation preference of $1.49 per share. The Series B Preferred Stock and Series B1 Preferred Stock have a liquidation preference of $3.10 per share and $1.56 per share, respectively, payable only after the liquidation preference on the Series A Preferred Stock and amounts owed to our senior creditors are satisfied. The Series C Preferred Stock has a liquidation preference of $100.00 per share, payable only after the liquidation preference on the Series A Preferred Stock, Series B Preferred Stock and Series B1 Preferred Stock and amounts owed to our senior creditor are satisfied. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would have the right to receive up to the first approximately $0.7 million in proceeds from any such transaction, holders of our Series B Preferred Stock and Series B1 Preferred Stock would have the right to receive up to approximately $29.2 million of the remaining proceeds from any such transaction, and the holders of our Series C Preferred Stock would have the right to receive up to $3.2 million of the remaining proceeds from any such transaction, after the payment of amounts owed to certain other of our creditors, but before any amount is paid to the holders of our common stock. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Furthermore, the conversion of Series A Preferred Stock, Series B Preferred Stock and Series B1 Preferred Stock (each of which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations)) into common stock and the conversion of Series C Preferred Stock into common stock (each of which convert into 100 shares of common stock (subject to adjustments for stock splits and recapitalizations)) may cause substantial dilution to our common shareholders. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

In addition to the above, we are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $10.0 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $19.2 million in aggregate as of the date of this filing), subject to the terms of our senior loan documents, which funds we may not have, or which may not be available on favorable terms, if at all.

Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.

As of the date of this filing, there were (i) 2,943,582 outstanding stock options at a weighted average exercise price of $4.70 per share; (ii) 7,353,061 outstanding warrants to purchase 7,353,061 shares of common stock at a weighted average exercise price of $2.34 per share; (iii) 492,716 shares of common stock issuable upon the conversion of our 492,716 outstanding shares of Series A Convertible Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); (iv) 3,229,409 shares of common stock issuable upon conversion of our 3,229,409 outstanding shares of Series B Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); (v) 12,285,875 shares of common stock issuable upon conversion of our 12,285,875 outstanding shares of Series B1 Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); and (vi) 3,156,800 shares of common stock issuable upon conversion of our 31,568 outstanding shares of Series C Convertible Preferred Stock (each of which convert into 100 shares of common stock (subject to adjustments for stock splits and recapitalizations) into common stock). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

The May 2016 Warrants have an exercise price of $1.53 per share. The May 2016 Warrants are exercisable on November 14, 2016 and have a term of 5.5 years. The May 2016 Warrants contain a cashless exercise provision in connection with any shares that are not then registered by the Company. Although the May 2016 Warrants may not be exercised by the holders thereof if such exercise would cause such holder to own more than 9.999% of our outstanding common stock (or 4.999% in connection with certain holders), this restriction does not prevent such holder from exercising some of the May 2016 Warrants, selling those shares, and then exercising the rest of the May 2016 Warrants, while still staying below the 9.999% limit (or 4.999% limit as applicable). In this way, the holders of the May 2016 Warrants could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the May 2016 Warrants choose to do this, it will cause substantial dilution to the then holders of our common stock.

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

Our Series B1 Preferred Stock accrues a cash dividend.

The Series B1 Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B1 Preferred Stock ($1.56 per share or $19.2 million in aggregate), provided that such dividend increases to 9% if certain Consolidated Adjusted EBITDA targets are not met during 2016-2017, until the earlier of (a) the date the next target is met, or (b) June 30, 2018. The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, provided that any cash dividend payment is subject to us previously having repaid all amounts owed to our senior lender. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above $1.52. If the Company is prohibited from paying the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B1 Preferred Stock shares at $1.56 per share.

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

Item 2. Recent Sales of Unregistered Securities

For the period from July 1, 2016 to September 30, 2016, a total of approximately $214,227 of dividends accrued on our outstanding Series B Preferred Stock and for the period from July 1, 2016 to September 30, 2016, a total of approximately $290,246 of dividends accrued on our outstanding Series B1 Preferred Stock. We were prohibited from paying such dividends in shares of common stock and in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 73,437 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2016 and the issuance of 187,534 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in October 2016. If converted in full, the 73,437 shares of Series B Preferred Stock would convert into 73,437 shares of common stock and the 187,534 shares of Series B1 Preferred Stock would convert into 187,534 shares of common stock. As the issuance of the Series B Preferred Stock and Series B1 Preferred Stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

In October 2016, a holder of our Series B1 Convertible Preferred Stock converted 403,217 shares of our Series B1 Convertible Preferred Stock into 403,217 shares of our common stock.

In November 2016, a holder of our Series B Convertible Preferred Stock converted 1,739,272 shares of our Series B Convertible Preferred Stock into 1,739,272 shares of our common stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. As a result of the conversions described above, there are 3,229,409 outstanding shares of Series B Convertible Preferred Stock, which if converted in full, would convert into 3,229,409 shares of common stock and 12,285,875 outstanding shares of Series B1 Convertible Preferred Stock, which if converted in full, would convert into 12,285,875 shares of common stock.

Use of Proceeds From Sale of Registered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

In October 2016, a holder of our Series B1 Convertible Preferred Stock converted 403,217 shares of our Series B1 Convertible Preferred Stock into 403,217 shares of our common stock.

In November 2016, a holder of our Series B Convertible Preferred Stock converted 1,739,272 shares of our Series B Convertible Preferred Stock into 1,739,272 shares of our common stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. As a result of the conversions described above, there are 3,229,409 outstanding shares of Series B Convertible Preferred Stock, which if converted in full, would convert into 3,229,409 shares of common stock and 12,285,875 outstanding shares of Series B1 Convertible Preferred Stock, which if converted in full, would convert into 12,285,875 shares of common stock.

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

VERTEX ENERGY, INC.

Date: November 2, 2016	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2016	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

3.1	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.1	5/13/2016	001-11476
3.2	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.2	5/13/2016	001-11476
3.3	Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B1 Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.3	5/13/2016	001-11476
10.1	Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement dated May 9, 2016 by and among Vertex Energy Operating, LLC, Vertex, Energy, Inc., the other credit parties party thereto, Goldman Sachs Specialty Lending Holdings, Inc., as a lender and Goldman Sachs Bank USA, as administrative agent		8-K	10.1	5/10/2016	001-11476
10.2	Form of Unit Purchase Agreement dated May 10, 2016 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.2	5/10/2016	001-11476
10.3	Form of Warrant		8-K	10.2	5/13/2016	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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