Form 10-K
period 2016-12-31
Vertex Energy Inc.
filed 2017-03-14
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes   ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $26,171,510.
State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 33,258,027 shares of common stock issued and outstanding as of March 13, 2017 (which number includes 1,258,928 shares of common stock held in escrow in order to satisfy the indemnification obligations of a certain prior acquisition and sale transaction undertaken by us, of which 1,108,928 shares have been returned to us and are in the process of being canceled as of the date of this filing).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of shareholders (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2017 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
Unless the context requires otherwise, references to the "Company,""we," "us," "our," "Vertex," "Vertex Energy" and "Vertex Energy, Inc." refer specifically to Vertex Energy, Inc. and its consolidated subsidiaries.
In addition, unless the context otherwise requires and for the purposes of this report only:
"Exchange Act" refers to the Securities Exchange Act of 1934, as amended;
"SEC" or the "Commission" refers to the United States Securities and Exchange Commission; and
"Securities Act" refers to the Securities Act of 1933, as amended.

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
Prior Material Acquisitions
Effective as of August 31, 2012, we acquired 100% of the outstanding equity interests of Vertex Acquisition Sub, LLC (“Acquisition Sub”), a special purpose entity consisting of substantially all of the assets of Holdings and real-estate properties of B & S Cowart Family L.P. (“B&S LP” and the “Acquisition”). Prior to closing the Acquisition, Holdings contributed to Acquisition Sub substantially all of its assets and liabilities relating to the business of transporting, storing, processing and re-refining petroleum products, crudes and used lubricants, including all of the outstanding equity interests in Holdings’ wholly-owned operating subsidiaries, Cedar Marine Terminals, L.P. (“CMT” or "Cedar Marine Terminals"), which operates a 19-acre bulk liquid storage facility and terminal on the Houston Ship Channel, which serves as a truck-in, barge-out facility and provides throughput terminal operations and which terminal is also the site of our proprietary, patented, Thermal Chemical Extraction Process ("TCEP") (described below); Crossroad Carriers, L.P. (“Crossroad”) is a common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and product streams; Vertex Recovery, L.P. (“Vertex Recovery”), a generator solutions company for the recycling and collection of used oil and oil-related residual materials from large regional and national customers throughout the U.S. and Canada, which it facilitates through a network of independent recyclers and franchise collectors; and H&H Oil, L.P. (“H&H Oil”), which collects and recycles used oil and residual materials from customers based in Austin, Baytown, Dallas, San Antonio and Corpus Christi, Texas and B&S LP contributed real estate associated with the operations of H&H Oil.
Benjamin P. Cowart, our Chief Executive Officer, President, Chairman and largest shareholder directly or indirectly owned a 77% interest in Holdings and a 100% interest in B&S LP. Additionally, Chris Carlson, our Chief Financial Officer, owned a 10% interest in Holdings.
In October, 2013, January 2014 and September 2014, we completed various transactions whereby we acquired 100% of E-Source Holdings, LLC (“E-Source”), a company that leases and operates a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. E-Source falls under our Recovery division.
In May, 2014, we acquired certain of Omega Refining, LLC's (“Omega Refining”), Bango Refining NV, LLC (“Bango Refining”) and Omega Holdings Company LLC (“Omega Holdings” and collectively with Omega Refining and Bango Refining, “Omega” or the “sellers”) assets related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services. Specifically, the assets included Omega’s Marrero, Louisiana plant which produces vacuum gas oil (VGO) and the Bango, Nevada plant which produces base lubricating oils. Omega also operated Golden State Lubricants Works, LLC (“Golden State”), a strategic blending and storage facility located in Bakersfield, California, which we acquired in the acquisition and have since ceased operations at. In connection with the acquisition, we also acquired certain of Omega's prepaid assets and inventory. We acquired the assets in the name of our indirect wholly-owned subsidiary, Vertex Refining LA, LLC. The assets and operations acquired from Omega fall under our Black Oil division.
In December, 2014 , we acquired substantially all of the assets of Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”) related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products for the distribution, supply and sale to end-customers, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio (provided that the acquisition of the Norwalk, Ohio location is subject to the terms and conditions of the Second Amendment), and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”). The Heartland Assets were acquired by our indirect wholly-owned subsidiary, Vertex Refining OH, LLC ("Vertex OH"). The assets and operations acquired from Heartland fall under our Black Oil division.
In August 2015, H&H Oil acquired a collection route consisting of collecting, shipping and selling used oil, oil filters, antifreeze and other related services in the state of Louisiana, but excluding industrial customers, maritime customers, off shore customers, dockside locations, industrial services, used absorbent services, wastewater generating customers and collectors/transporters of crankcase used oil, petroleum fuel reclamation customers and crude oil producers/processing/recovery/reclamation customers of Aaron Oil Company ("Aaron Oil"). Included in the purchase were certain trucks and other assets owned by Aaron Oil and certain contract rights.
Additional information regarding the acquisitions above can be found in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on April 4, 2016.
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
We currently provide our services in 15 states, primarily in the Gulf Coast and Central Midwest regions of the United States. For the rolling twelve month period ending December 31, 2016, we aggregated approximately 91 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 65 million gallons of used motor oil with our proprietary TCEP, VGO and Base Oil processes.
Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners.
Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to end customers. We operate a refining facility that uses our proprietary TCEP and we also utilize third-party processing facilities. We also acquired our Marrero, Louisiana facility, which facility re-refines used motor oil and also produces vacuum gas oil ("VGO,") and our Myrtle Grove re-refining complex in Belle Chasse, Louisiana in May 2014. At the same time we acquired Golden State Lubricant Works, LLC ("Golden State"), a blending and storage facility in Bakersfield, California which we no longer operate as of the date of this report.
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
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 15 transportation trucks and more than 150 aboveground storage tanks with over 7.3 million gallons of storage capacity. These assets are used by both the Black Oil division and the Refining and Marketing division. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. We also use our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing (we are currently utilizing TCEP to pre-treat our used motor oil feedstock prior to shipping them to our facility in Marrero, Louisiana; but have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015, due to market conditions). In addition, at our Marrero, Louisiana facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.
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

We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 50 million gallons at another location would be approximately $10 - $15 million, which could fluctuate based on throughput capacity. The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility.We are currently utilizing TCEP to pre-treat our used motor oil feedstocks prior to shipping them to our facility in Marrero, Louisiana; but have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015, due to market conditions.
Organizational Structure
The following chart reflects our current organization structure, including significant subsidiaries (all of which are wholly-owned, except as discussed below):

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
In the U.S., we believe that of the approximately 1.3 billion gallons of used oil generated annually approximately 200 million gallons are improperly disposed, 200 - 250 million gallons are re-refined into lubricating base oils, 150 - 200 million gallons are re-refined into intermediate products with grades slightly lower than base oil, and 650 - 750 million gallons are burned as an industrial fuel source. We believe that the amount of used oil being re-refined into base oils and intermediate products in the U.S. will stay basically unchanged in 2017 as no additional re-refining capacity is scheduled to come on-line. As of the date of this Report, the approximate market price for used oil at the generator level is approximately $0.25 per gallon charge, the approximate market price of intermediate re-refined products ranges from $.75 to $1.35 per gallon, and the approximate price for lubricating base oil ranges from $1.20 to $1.60 per gallon, representing a U.S. market size of approximately $1.0 - $1.5 billion for recycled oil.
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
Proprietary Technology.
Our proprietary TCEP technology produces a fuel oil cutterstock for the fuel oil market or a refining feedstock. We are able to build TCEP re-refining facilities at a significantly lower cost than conventional re-refineries. We estimate the cost to build a TCEP plant with capacity of up to 50 million gallons at approximately $10 - $15 million, whereas a similar sized base oil plant with vacuum distillation towers and a hydrotreater can cost in excess of $50 million. Notwithstanding the lower cost of TCEP plants, with oil at its current prices, we do not believe that it makes economic sense to expand our TCEP technology at this time due to the fixed operating costs involved.
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
Re-Refine Higher Value End Products
We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher value end products, including assets or technologies which complement TCEP. Currently, we are using TCEP to pre-treat our used oil feedstock prior to sending it to our facility in Marrero, Louisiana for further processing; but have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015, due to market conditions. We hope that continued improvements in our technologies and investments in additional technologies will enable us to upgrade feedstock into higher value end products, such as fuels and lubricating base oil that command higher market prices.
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
Base Oil
An oil to which other oils or substances are added to produce a lubricant. Typically the main substance in lubricants, base oils, are refined from crude oil.

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
Pursuant to the Tolling Agreement, KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX, into more valuable feedstocks, including pygas, gasoline blend stock and MDO/cutter stock. The Tolling Agreement had an expiration date of June 30, 2014 (the “Initial Term”), provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the Initial Term (or any extension term), the agreement automatically renewed for a successive one (1) year period and could be automatically extended for up to six (6) more extension terms.
In November 2013 and effective November 1, 2013, we entered into a First Amendment to Processing Agreement with KMTEX LLC (previously KMTEX Ltd., hereafter “KMTEX”), which amended the Tolling Agreement. The amendment formally extended the date of the initial term of the Tolling Agreement to December 31, 2015, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term, as amended (or any Extension Term, defined below), the agreement would automatically renew for a successive one (1) year period. The Tolling Agreement could be automatically extended for up to six (6) extension terms from the end of the extended initial term. The amendment also updated the pricing terms of the original agreement and required us to make certain capital expenditures at the KMTEX facility which have been made to date.
On December 3, 2015, and effective January 1, 2016, we entered into a Second Amendment to Processing Agreement with KMTEX. The amendment formally extended the date of the initial term of the Tolling Agreement to December 31, 2016, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term, as amended (or any extension term), the agreement automatically renews for a successive one (1) year period The amendment also updated the pricing terms of the agreement.
On December 14, 2016, and effective January 1, 2017, we entered into a Third Amendment to Processing Agreement with KMTEX. The amendment formally extended the date of the initial term of the Tolling Agreement to December 31, 2018, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term, as amended (or any Extension Term, defined below), the agreement automatically renews for a successive one (1) year period (an “Extension Term”). The Tolling Agreement can be automatically extended for up to six (6) Extension Terms from the end of the extended initial term. The amendment also updated the pricing terms of the agreement.

Notwithstanding the above, either party can terminate the Tolling Agreement at any time with ninety (90) days prior written notice for any reason and with thirty (30) days written notice upon the occurrence of certain material termination events as described in greater detail in the agreement. In connection with and pursuant to the Tolling Agreement, we pay KMTEX certain monthly tank rental fees, truck and rail car fees, and processing fees based on the weight of the material processed by KMTEX, as well as certain disposal fees and other fees. Each year of the agreement, beginning on the 12 month anniversary of the effective date, the parties agreed to review and increase the fees provided for in the agreement in accordance with among other things, various consumer price index benchmarks, as mutually agreed.
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
Swap Agreement and Base Oil Agreement
A required condition to closing the transactions contemplated by the January 28, 2016 Sale Agreement (described and defined below under “2016 Material Events - Purchase and Sale Agreement, Churchill County, Nevada Plant”), was that we (through Vertex Operating) and Safety-Kleen Systems, Inc. (“Safety-Kleen”) enter into a Swap Agreement (the “Swap Agreement”), which was entered into on January 29, 2016. The Swap Agreement has a term of five years, beginning when the Bango Plant (defined below under “2016 Material Events - Purchase and Sale Agreement, Churchill County, Nevada Plant”) is operational, which plant became operational in the summer of 2016, and automatically renews for additional one year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension. Pursuant to the Swap Agreement, we and Safety-Kleen agreed to swap certain quantities of used oil feedstock (the agreement includes monthly maximums, quarterly minimums and maximums, and annual maximums of used oil feedstock volume required to be ‘swapped’) between the Bango Plant (which will then be owned and operated by Safety-Kleen) and our Marrero, Louisiana plant and/or the Cedar Marine Terminal in Baytown, Texas, on a monthly, quarterly and annual basis, with any shortfall in the amount of used oil feedstock ‘swapped’ on a quarterly basis, being paid for in cash based on a discount to U.S. Platts mid-range per gallon rate for Gulf Coast No. 6, 3% oil (the “Platts”). The Swap Agreement can be terminated with 30 days prior written notice in the event either party fails to meet the specifications for oil feedstock set forth in the agreement, a party fails to deliver the required minimum quarterly volumes of oil feedstock during any three consecutive quarters, or a party materially breaches a term of the agreement.
Additionally, we (through Vertex Operating) and Safety-Kleen also entered into a Base Oil Agreement in connection with, and as a required condition of, the closing of the Sale Agreement (the “Base Oil Agreement”). The Base Oil Agreement provides for us to purchase from Safety-Kleen, and Safety-Kleen to sell to us, certain required quantities of base oils and other finished lubricants described in greater detail in the Base Oil Agreement (the “Base Oil”)(the agreement contains quarterly and annual maximum volumes of Base Oil to be acquired by us). The agreement has a term of five years and automatically renews for additional one year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension.
Competition
The industrial waste and brokerage of petroleum products industries are highly competitive. There are numerous small to mid-size firms that are engaged in the collection, transportation, treatment and brokerage of virgin and used petroleum products. Competitors include, but are not limited to: Safety-Kleen, Inc., Rio Energy, Inc., Heritage-Crystal Clean, Inc., and FCC Environmental (formerly Siemens Hydrocarbon Recovery Services), Thermo Fluids Inc., and Flex Oil Service, LLC. These competitors actively seek to purchase feedstock from local, regional and industrial collectors, refineries, pipelines and other sources.

Competition for these feedstocks may result in increasing prices to obtain used motor oil and transmix feedstocks critical to the success of our business. In order to remain competitive, we must control costs and maintain strong relationships with our feedstock suppliers. Our network of generators and collectors minimizes our reliance on any single supplier. A portion of the sales of the collected and aggregated used motor oil product are based on supply contracts which include a range of prices which change based on feedstock quality specifications and volumes. This pricing structure helps to insulate us from inventory risk by ensuring a spread between costs to acquire used motor oil feedstock and the revenues received for delivery of the feedstock. We believe that price and service are the main competitive factors in the used motor oil collection industry. We believe that our ability to accept and transport large volumes of oil year round gives us an advantage over many of our competitors. In addition, we believe that our storage capacity and ability to process the streams of products we receive as well as our ability to transport the end product by barge, rail and truck provide further advantages over many of our competitors.
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
Governmental Regulation, Including Environmental Regulation and Climate Change
Our operations are subject to stringent United States federal, state and local laws and regulations concerning the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Additional laws and regulations, or changes in the interpretations of existing laws and regulations, that affect our business and operations may be adopted, which may in turn impact our financial condition.
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
For example, changes in federal regulations relating to the use of methyl tertiary butyl ether and new sulfur limitations for product shipped in domestic pipelines resulted in tightened specifications of gasoline blendstock that we were refining, causing a corresponding decrease in revenue and gross margin growth during 2016, as compared to prior years. This change in regulation, as well as other emission-related regulations, had a material impact on the entire petroleum industry, and we adapted and managed our operations by finding materials better suited to comply with these regulations. As such, it is possible that future changes in federal regulations could have a material adverse effect on our results from operations.
We must also obtain and maintain a range of federal, state and local permits for our various logistical needs as well as our planned industrial processes.
The following is a summary of the more significant existing health, safety and environmental laws and regulations to which our operations are subject.
Hazardous Substances and Waste
The United States Comprehensive Environmental Response, Compensation, and Liability Act, as amended, referred to as “CERCLA” or the “Superfund” law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain defined persons, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances, for damages to natural resources and for the costs of certain health studies.
In the course of our operations, we occasionally generate materials that are considered “hazardous substances” and, as a result, may incur CERCLA liability for cleanup costs. Also, claims may be filed for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants. We also generate solid wastes that are subject to the requirements of the United States Resource Conservation and Recovery Act, as amended, or “RCRA,” and comparable state statutes.
Although we use operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been released at properties owned or leased by us now or in the past, or at other locations where these hydrocarbons and wastes were taken for treatment or disposal. Under CERCLA, RCRA and analogous state laws, we could be required to clean up contaminated property (including contaminated groundwater), or to perform remedial activities to prevent future contamination.
Air Emissions
The Clean Air Act, as amended, or “CAA,” and similar state laws and regulations restrict the emission of air pollutants and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain approvals or permits for construction, modification or operation of certain projects or facilities and may require use of emission controls.
Global Warming and Climate Change
While we do not believe our operations raise climate change issues different from those generally raised by the commercial use of fossil fuels, legislation or regulatory programs that restrict greenhouse gas emissions in areas where we conduct business or that would require reducing emissions from our truck fleet could increase our costs.
Water Discharges
We operate facilities that are subject to requirements of the United States Clean Water Act, as amended, or “CWA,” and analogous state laws for regulating discharges of pollutants into the waters of the United States and regulating quality standards for surface waters. Among other things, these laws impose restrictions and controls on the discharge of pollutants, including into navigable waters as well as the protection of drinking water sources. Spill prevention, control and counter-measure requirements under the CWA require implementation of measures to help prevent the contamination of navigable waters in the event of a hydrocarbon spill. Other requirements for the prevention of spills are established under the United States Oil Pollution Act of 1990, as amended, or “OPA”, which amended the CWA and applies to owners and operators of vessels, including barges, offshore platforms and certain onshore facilities. Under OPA, regulated parties are strictly liable for oil spills and must establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties could be statutorily responsible.
State Environmental Regulations
Our operations involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits.Specifically in Texas, we are subject to rules and regulations promulgated by the Texas Railroad Commission and the Texas Commission on Environmental Quality, including those designed to protect the environment and monitor compliance with water quality. In Louisiana, we are subject to rules and regulations promulgated by the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources as to environmental and water quality issues, and the Louisiana Public Service Commission as to allocation of intrastate routes and territories for waste water transportation. We believe that we are in compliance with regulations in the states where we conduct business.
Occupational Safety and Health Act
We are subject to the requirements of the United States Occupational Safety and Health Act, as amended, or “OSHA,” and comparable state laws that regulate the protection of employee health and safety. OSHA’s hazard communication standard requires that information about hazardous materials used or produced in our operations be maintained and provided to employees, state and local government authorities and citizens.

Transportation Regulations
We may conduct interstate motor carrier (trucking) operations that are subject to federal regulation by the Federal Motor Carrier Safety Administration, or “FMCSA,” a unit within the United States Department of Transportation, or “USDOT.” The FMCSA publishes and enforces comprehensive trucking safety regulations, including rules on commercial driver licensing, controlled substance testing, medical and other qualifications for drivers, equipment maintenance, and drivers’ hours of service, referred to as “HOS.” The agency also performs certain functions relating to such matters as motor carrier registration (licensing), insurance, and extension of credit to motor carriers’ customers. Another unit within USDOT publishes and enforces regulations regarding the transportation of hazardous materials, or “hazmat.”
In December 2010, the FMCSA launched a program called Compliance, Safety, Accountability, or “CSA,” in an effort to improve commercial truck and bus safety. A component of CSA is the Safety Measurement System, or “SMS,” which analyzes all safety violations recorded by federal and state law enforcement personnel to determine a carrier’s safety performance. The SMS is intended to allow the FMCSA to identify carriers with safety issues and intervene to address those problems. Although our trucking operations currently hold a “Satisfactory” safety rating from FMCSA (the best rating available), the agency has announced a future intention to revise its safety rating system by making greater use of SMS data in lieu of on-site compliance audits of carriers. We cannot predict the effect such a revision may have on our safety rating.
Our intrastate trucking operations are also subject to various state environmental transportation regulations discussed under “Environmental Regulations” above. Federal law also allows states to impose insurance and safety requirements on motor carriers conducting intrastate business within their borders, and to collect a variety of taxes and fees on an apportioned basis reflecting miles actually operated within each state.
HOS regulations establish the maximum number of hours that a commercial truck driver may work. A FMCSA rule reducing the number of hours a commercial truck driver may work each day became effective in February 2012 and the compliance date of selected provisions was July 1, 2013. The rule, which is intended to reduce the risk of fatigue and fatigue-related crashes and harm to driver health, prohibits a driver from driving if more than eight hours have passed since the driver’s last off-duty or sleeper berth break of at least 30 minutes and limits the use of the restart to once a week, which, on average, will cut the maximum work week from 82 to 70 hours. The effect of this rule on reduced driver hours may raise our operating costs.

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
2016 Material Events
Purchase and Sale Agreement, Churchill County, Nevada Plant
On January 28, 2016, we entered into an Asset Purchase Agreement (the “Sale Agreement”) with Vertex Operating and its wholly-owned subsidiary, Vertex Refining NV, LLC ("Vertex Refining NV"), Bango Oil, LLC (“Bango Oil”)(provided that Bango Oil did not become a party to the agreement until we exercised the Purchase Option, described below) and Safety-Kleen Systems.
Pursuant to the Sale Agreement, which closed on January 29, 2016, we (through Bango Oil after we acquired Bango Oil as described below pursuant to our exercise of the Purchase Option) sold Safety-Kleen the used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”), which we previously rented, and all equipment, tools and other tangible personal property located at the Bango Plant, which relate to or are used in connection with the operations of the Bango Plant (collectively, the “Bango Assets”). Safety-Kleen assumed certain liabilities associated with contracts assumed in the purchase and related to bringing the Bango Plant back into operational status. The aggregate purchase price for the Bango

Assets was $35 million, subject to adjustment as described in the Sale Agreement for certain taxes, costs and expenses incurred by Safety-Kleen after closing. A total of $1.3 million of the purchase price was used by us in order to exercise the options we had pursuant to two Lease and Purchase Agreements (the “Equipment Leases”) we were party to, which provided for the use of a rail facility and related equipment and a pre-fabricated metal building located at the Fallon, Nevada, facility, and which provided us (through Vertex Refining NV) the right to acquire the applicable property/equipment subject to each Equipment Lease at any time prior to the expiration of the leases for $914,000 and $400,000, respectively. Additionally, $100,000 of the purchase price was retained by Safety-Kleen to acquire certain water rights necessary for operation of the Bango Plant. Finally, a required closing condition of the Sale Agreement was that we use a portion of the purchase price to exercise the purchase option set forth in that certain Lease With Option For Membership Interest Purchase (the “Bango Lease”) entered into on April 30, 2015, by and between us, Vertex Refining NV and Bango Oil, whereby, we had the option at any time during the term of the lease to purchase all of the equity interests of Bango Oil (the “Purchase Option”), effectively acquiring ownership of the Bango Plant. The Purchase Option was exercised by us on January 29, 2016 in connection with the closing of the Sale Agreement, at which time Bango Oil became a wholly-owned subsidiary of Vertex Refining NV, and we paid approximately $9 million of consideration to Bango Oil in connection with the Purchase Option. The terms of the Bango Lease and Equipment Leases are described in greater detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 5, 2015. Additionally, an aggregate of $16 million of the purchase price paid by Safety-Kleen in connection with the Sale Agreement was required to be paid by us to our then senior lender, Goldman Sachs Bank USA, at closing, which amount was paid at closing, and which funds were used to pay down amounts owed to Goldman Sachs Bank USA under our Goldman Credit Agreement, as described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement with Goldman Sachs Bank USA”.
Additionally, at the closing, we placed $1.5 million in cash and $1 million worth of our common stock (1,108,928 shares, which have been returned to us and are in the process of being canceled as of the date of this filing) into escrow with the shares to be released 12 months following the closing (which shares we have requested be released from escrow, but have not yet received, as of the date of this filing) and the cash held in escrow to be released 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value. No additional shares were required to be escrowed as of June 30, 2016 or as of December 31, 2016.
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
The Company received net cash of approximately $17.3 million in connection with the transactions contemplated by the Sale Agreement, after deducting legal, administrative and banker fees; amounts paid in connection with the exercise of the Purchase Option; cash amounts set aside in escrow; and the purchase price of the equipment related to the Bango Plant as described above, of which $16 million was immediately paid to the Lender (defined below under “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement with Goldman Sachs Bank USA” ) to pay down amounts owed to Lender under the Goldman Credit Agreement (defined below under “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement with Goldman Sachs Bank USA”).
Subscription Agreement
On January 29, 2016, separate from and subsequent to the closing of the transactions contemplated by the Membership Interest Purchase Agreement, Fox Encore 05 LLC, the sole owner of Bango Oil, as seller ("Fox Encore"), entered into a Subscription Agreement with the Company whereby Fox Encore subscribed for and purchased 44,000 shares of newly-designated Series C Preferred Stock in consideration for $4 million. The 44,000 shares of Series C Preferred Stock are convertible into 4,400,000 shares of the Company’s common stock subject to the terms of a Certificate of Designation of the Series C Preferred Stock. On August 2, 2016, Fox Encore converted 12,432 shares of Series C Preferred Stock into 1,243,200 shares of the Company's common stock.
$5.15 Million Promissory Note

On January 29, 2016, following the closing of, and separate from the transactions contemplated by, the Membership Interest Purchase Agreement, Vertex OH, borrowed $5.15 million from Fox Encore and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”), as described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Fox Note”.

May 2016 Unit Offering

On May 13, 2016, we closed the transactions contemplated by the May 10, 2016 Unit Purchase Agreement (the “May 2016 Purchase Agreement”) entered into with certain accredited investors (the “May 2016 Investors”), pursuant to which we sold to the May 2016 Investors an aggregate of 12,403,683 units (the “May 2016 Units”), each consisting of (i) one share of Series B1 Preferred Stock of the Company, $0.001 par value per share (the “Series B1 Preferred Stock”) and (ii) one warrant to purchase one-quarter of a share of common stock of the Company, $0.001 par value per share, totaling an aggregate of warrants to purchase 3,100,926 shares of common stock (each a “May 2016 Warrant” and collectively, the “May 2016 Warrants”). The May 2016 Purchase Agreement and related transactions are described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Unit Offerings”.

Amended and Restated Credit and Guaranty Agreement
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc., as lender (“Lender”) and Goldman Sachs Bank USA, a New York State-Chartered Bank, as Administrative Agent, Lead Arranger and Collateral Agent (“Agent”) entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”), which amended and restated that certain $40 million Credit and Guaranty Agreement entered into between the parties on May 2, 2014 (as amended and modified to date, the “Goldman Credit Agreement”). The Restated Credit Agreement is described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement with Goldman Sachs Bank USA”.

Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement

On May 9, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”), which amended the Restated Credit Agreement as described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement with Goldman Sachs Bank USA - Amendment No. 1 to Amended and Restated Credit”.

Vertex Recovery Management LA, LLC

On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary (“VRM”) and Industrial Pipe, Inc. (“Industrial Pipe”), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC (“VRMLA”). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA’s operating loss of $22,844 for the nine months ended September 30, 2016 and then added the 49% or $11,193 loss attributable to the non-controlling interest back to the Company’s “Net income (loss) attributable to Vertex Energy, Inc.” in the Balance Sheet.

On June 5, 2016, we and Penthol C.V. (“Penthol”) of the Netherlands aka Penthol LLC (a Penthol subsidiary in the United States) reached an agreement for us to act as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States. The start-up date was July 25, 2016, the agreement has a 5 year term through 2021, and the product will ship via truck, rail and barge.

Subsequent Events:

Credit and Guaranty Agreement

Effective February 1, 2017, we, Vertex Operating and substantially all of Vertex Energy’s other operating subsidiaries, other than E-Source, entered into a $20 million Credit Agreement with Encina Business Credit, LLC as agent and Encina Business Credit SPV, LLC and CrowdOut Capital LLC as lenders thereunder, as described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC”.

Revolving Credit Facility with Encina Business Credit, LLC

Effective February 1, 2017, we, Vertex Operating and substantially all of Vertex Energy’s other operating subsidiaries, other than E-Source, entered into a $10 million Revolving Credit Agreement with Encina Business Credit SPV, LLC as lender and Encina Business Credit, LLC as administrative agent, as described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC” (collectively, the February 1, 2017 Credit Agreement and Revolving Credit Agreement as referred to herein as the “Credit Agreements”).

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
We have two patents registered with the U.S. Patent and Trademark Office relating to our TCEP technology:

•	“System For Making A Usable Hydrocarbon Product From Used Oil” (#8,613,838), which was granted on December 24, 2013; and

•	“Method for Making a Usable Hydrocarbon Product From Used Oil” (#8,398,847), which was granted on March 19, 2013.
We also have three patents registered with the U.S. Patent and Trademark Office relating to our base oil and VGO technology:

•	“Used Lubricating Oil Reclaiming” (#5,306,419), which was granted on April 26, 1994; and

•	“Reconstituting Lubricating Oil” (#5,447,628), which was granted on September 5, 1995; and

•	“Performance Grade Asphalt and Methods” (#6,203,606), which was granted on March 20, 2001.
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

RISKS RELATING TO OUR OUTSTANDING CREDIT FACILITIES,
DEBT AND RECEIVABLES
We will need to raise additional capital to meet the requirements of the terms and conditions of our Credit Agreements and to fund future acquisitions and our ability to obtain the necessary funding is uncertain.
We will need to raise additional funding to meet the requirements of the terms and conditions of our Credit Agreements. Additionally, we may need to raise additional funds through public or private debt or equity financing, via the sale of assets or through other various means to fund our obligations, or acquire assets and businesses in the future. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected. Future funding may not be available on favorable terms, if at all.
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
Uncertainty and illiquidity in credit and capital markets can impair our ability to obtain credit and financing on acceptable terms and can adversely affect the financial strength of our business partners.

Our ability to obtain credit and capital depends in large measure on the state of the credit and capital markets, which is beyond our control. Our ability to access credit and capital markets may be restricted at a time when we would like, or need, access to those markets, which could constrain our flexibility to react to changing economic and business conditions. In addition, the cost and availability of debt and equity financing may be adversely impacted by unstable or illiquid market conditions. Protracted uncertainty and illiquidity in these markets also could have an adverse impact on our lenders, commodity hedging counterparties, or our customers, preventing them from meeting their obligations to us.

From time to time, our cash needs may exceed our internally generated cash flow, and our business could be materially and adversely affected if we are unable to obtain necessary funds from financing activities. From time to time, we may need to supplement cash generated from operations with proceeds from financing activities. Uncertainty and illiquidity in financial markets may materially impact the ability of the participating financial institutions to fund their commitments to us under our liquidity facilities. Accordingly, we may not be able to obtain the full amount of the funds available under our liquidity facilities to satisfy our cash requirements, and our failure to do so could have a material adverse effect on our operations and financial position.

We have substantial indebtedness which could adversely affect our financial flexibility and our competitive position. Our debt agreements have previously been declared in default, and our future failure to comply with financial covenants in our debt agreements could result in such debt agreements again being declared in default.
We have a significant amount of outstanding indebtedness. As of December 31, 2016, we owed approximately $9.4 million in accounts payable and accrued expenses. As of December 31, 2016, we owed $4 million under the Restated Goldman Credit Agreement, MidCap Loan Agreement (described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - MidCap Loan Agreement”), and Fox Note, provided that as disclosed below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC”, in February 2017, we borrowed certain funds under the Credit Agreements and paid off such debts owed under the Restated Goldman Credit Agreement, MidCap Loan Agreement and Fox Note in full. Notwithstanding such repayments, as of the date of this filing we owe $11,925,000 under the EBC Credit Agreement and $2,184,786 under the Revolving Credit Agreement (each defined and described below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC”), and are further required to redeem all outstanding Series B Preferred Stock and Series B1 Preferred Stock (which currently has a liquidation and redemption value of $29.5 million) on June 24, 2020.

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

We may need to raise additional funding in the future to repay or refinance the Credit Agreements and our accounts payable, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless. Furthermore, the fact that our prior credit agreements have previously been declared in default may negatively affect the perception of the Company and our ability to pay our debts as they become due in the future and could result in the price of our securities declining in value or being valued at lower levels than companies with similar histories of defaults.
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
The Credit Agreements contain customary representations, warranties and requirements for the Company to indemnify the lenders and their affiliates. The Credit Agreements also include various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the Credit Agreements, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the Credit Agreements are in place, and requiring us to maintain at least $2.5 million of average borrowing availability under the Revolving Credit Agreement in any 30 day period.
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
In connection with the Credit Agreements, we agreed to comply with certain affirmative and negative covenants and agreed to meet certain financial covenants (described in greater detail above under “The covenants in our credit and loan agreements restrict our ability to operate our business and might lead to a default under our credit agreements”).
The Credit Agreements include customary events of default for facilities of a similar nature and size as the Credit Agreements, including if an event of default occurs under any agreement evidencing $500,000 or more of indebtedness of the Company; we fail to make any payment when due under any material agreement; subject to certain exceptions, any judgment is entered against the Company in an amount exceeding $500,000; and also provides that an event of default occurs if a change in control of the Company occurs, which includes if (a) Benjamin P. Cowart, the Company’s Chief Executive Officer, Chairman of the Board and largest shareholder and Chris Carlson, the Chief Financial Officer of the Company, cease to own and control legally and beneficially, collectively, either directly or indirectly, equity securities in Vertex Energy, Inc., representing more than 15% of the combined voting power of all securities entitled to vote for members of the board of directors or equivalent on a fully-diluted basis, (b) the acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group of securities representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding securities of Vertex Energy, Inc., or (c) during any period of 12 consecutive months, a majority of the members of the board of directors of the Company cease to be composed of individuals (i) who were members of that board or equivalent governing body on the first day of such period, (ii) whose election or nomination to that board or equivalent governing body was approved by individuals referred to in clause (i) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body or (iii) whose election or nomination to that board or other equivalent governing body was approved by individuals referred to in clauses (i) and (ii) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body.

A breach of any of the covenants of the Credit Agreements or any future agreements, if uncured, could lead to an event of default under any such document, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due and/or enforce their security interests over substantially all of our assets. This would likely in turn trigger cross-acceleration or cross-default rights in other documents governing our indebtedness. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from our creditors or seek alternative or additional sources of financing, and we may not be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity and/or cause our lenders to enforce their security interests which could ultimately result in the foreclosure of our assets, which would have a material adverse effect on our operations and the value of our securities.
Our obligations under the Credit Agreements are secured by a first priority security interest in substantially all of our assets.
Our obligations under the Credit Agreements are secured by a first priority security interest in substantially all of our assets. Additionally, substantially all of our subsidiaries agreed to guarantee our obligations under the Credit Agreements. As such, our creditors may enforce their security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.
If we are unable to maintain a credit facility, it could have an adverse effect on our business.
We have historically been able to maintain lines of credit and other credit facilities similar to the Credit Agreements. We rely heavily on the availability and utilization of these lines of credit and credit facilities for our operations and for the purchase of inventory. If we are unable to renew or replace our facility or are unable to borrow funds under such facility or any future facility, we may be forced to curtail or abandon our current and/or future planned business operations.
RISKS RELATING TO OUR OPERATIONS, BUSINESS AND INDUSTRY
General Risks
The price of oil and fluctuations in oil prices may have a negative effect on our results of operations.

The majority of our operations are associated with collecting used oil, re-refining or otherwise processing a portion of such used oil and then selling both such re-refined/processed oil and the excess feedstock oil which we do not currently have the capacity to re-refine, to other customers. The prices at which we sell our re-refined/processed oil and extra feedstock are affected by changes in the reported spot market prices of oil. If applicable rates increase or decrease, we typically will charge a higher or lower corresponding price for our re-refined/processed oil and excess feedstock. The price at which we sell our re-refined/processed oil and excess feedstock is affected by changes in certain indices measuring changes in the price of heavy fuel oil, with increases and decreases in the indices typically translating into a higher or lower price for our re-refined/processed oil and excess feedstock. The cost to collect used oil, including the amounts we pay to obtain a portion of our used oil and therefore ability to collect necessary volumes as well as the fuel costs of our oil collection fleet, typically also increases or decreases when the relevant indices increase or decrease. However, even though the prices we can charge for our re-refined/processed oil and excess feedstock and the costs to collect and re-refine/processed used oil typically increase and decrease together, there is no assurance that when our costs to collect and re-refine/process used oil increase we will be able to increase the prices we charge for our re-refined/processed oil excess feedstock to cover such increased costs, or that our costs to collect and re-refine/process used oil will decline when the prices we can charge for re-refined/processed oil declines. These risks are exacerbated when there are rapid fluctuations in these oil indices.
In addition to the above, the value of re-refined and processed used oil is usually greater the more expensive oil is. As the price of oil decreases so does the spread between re-refined/processed used oil and refined oil and extremely low oil prices, such as the global markets have experienced during fiscal 2015 and 2016, customers will often be willing to pay the slightly higher cost of refined oil rather than paying for re-refined/processed oil. Furthermore, as the price of oil decreases, the price we can charge for re-refined/processed oil decreases, and while in general the cost of our feedstocks decrease, the fixed prices required to process such feedstock and operate our plans remain fixed. As such, in the event the price of oil remains low and we are not able to increase the prices we charge for re-refined/processed oil, our margins will likely decrease and it may not become economically feasible to continue to operate our facilities. In the event that were to occur we may be forced to shut down our facilities.
The occurrence of any of the events described above could have a material adverse effect on our results of operations and could in turn cause the value of our securities to decline in value.
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
Our TCEP only makes commercial sense when the market price for oil is high.
We are currently utilizing TCEP to pre-treat our used motor oil feedstocks prior to shipping them to our facility at Marrero. We have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015. As the price of oil decreased sharply in fiscal 2015 and 2016, we determined that it did not make economic sense to run our TCEP, which generates the greatest margins when oil prices are high. When oil prices are low, like they are currently, the fixed costs of TCEP are greater than the price we can charge for re-refined oil we can create using such technology. In the event oil prices remain low, moving forward we anticipate not operating TCEP, nor do we anticipate generating any revenues through the use of such technology and processes.

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
Any of the following factors:

•	a material decrease in the supply or price of crude oil or petroleum related products in which we deal;

•	a material decrease in demand for the finished products in the markets we serve;

•	scheduled refinery turnarounds or unscheduled maintenance; and

•	operational problems or catastrophic events at any of our facilities,
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
This is exacerbated by the fact that four companies represented 19%, 11%, 9% and 8% of our revenues for the year ended December 31, 2016, and four companies represented approximately 24%, 15%, 8%, and 2% of our revenues for the year ended December 31, 2015. As a result, if we were to lose any of our largest revenue producing relationships, we may be forced to expend additional resources attempting to secure replacement relationships, which may not be on as favorable terms as our current relationships, if such relationships can be secured at all.
A significant portion of our historical revenues are a result of our agreement with KMTEX.
We have an agreement in place with KMTEX, which specializes in the custom processing of petrochemicals and other chemicals. Our services include terminal storage and expert project management in materials handling, distillation, filtration, molecular sieve, and reaction chemistry, pursuant to which KMTEX agreed to process feedstock of certain petroleum distillates, which we provide to KMTEX to process into more valuable feedstocks, including pygas, gasoline blendstock and cutterstock, which agreement currently expires on December 31, 2018, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term or any extension term, the agreement automatically renews for up to six additional one (1) year periods. However, either party can terminate the agreement at any time with ninety days prior written notice for any reason and with thirty days written notice upon the occurrence of certain material termination events as described in greater detail in the agreement. If KMTEX were to terminate our relationship and/or not agree to renew our agreement with it, we would be forced to spend resources attempting to locate another party which we could supply our feedstock which could take substantial time, if such alternative party is even available. If we are able to find another contracting party, the terms of the understanding or agreement with such contracting party may be on terms less favorable to us and/or may force us to transport our feedstock a greater distance. As a result of the above, if we were to lose our relationship with KMTEX our expenses may increase, our results of operations may decrease and/or it may cause us to curtail or abandon our business plans, all of which would likely cause the value of our securities to decrease in value.
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
In the event our competitors or future competitors design or implement new methodologies or new technology relating to the refining or re-refining of used oil feedstock it could reduce demand for our processes, or make such processes commercially irrelevant. In the event we are not able to duplicate or license such new methodologies or technology it could have a material adverse impact on our business, financial condition and results of operations.
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
Our future growth will depend on our ability to timely and economically complete and operate our re-refining facilities and operate our existing refining operations and facilities. If our operations are disrupted or our economic integrity is threatened for unexpected reasons, our business may experience a substantial setback. Moreover, the occurrence of significant unforeseen conditions or events in connection with the construction of our planned facilities may require us to reexamine our business model. Any change to our business model or management’s evaluation of the viability of our planned services may adversely affect our business. Construction costs for our future facilities may also increase to a level that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could prevent us from beginning or completing construction or commencing operations at future re-refining facilities.
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
Additionally, we also experienced a fire at our Heartland facility in February 2016, which took the facility offline for repairs for a period of time. Any prolonged period during which the facilities we operate or acquire are non-operational or operational on a limited basis due to the decision to refurbish or upgrade such facilities, due to accidents or events which occur at such facilities, including, but not limited to fires, floods or other acts of God, or any other reason, including problems with the facilities, could adversely affect our revenues and results of operations. Furthermore, any period during which KMTEX’s facilities or our other facilities are offline could have an adverse effect on our revenues, force us to seek alternative re-refining facilities (which may be more expensive or require us to transport our feedstock over longer distances) and may increase our expenses, decreasing our operating margins.
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
Our operations and customers are concentrated principally in the Gulf Coast,upper Midwest, and Mid-Atlantic. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we seek to expand in our existing markets, opportunities for growth within this region may become more limited and the geographic concentration of our business may increase.
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
The litigation environment in which we operate poses a significant risk to our businesses.

We may be involved from time to time in the ordinary course of business in lawsuits involving employment, commercial, and environmental issues, other claims for injuries and damages, and shareholder and class action litigation, among other matters. We may experience negative outcomes in such lawsuits in the future. Any such negative outcomes could have a material adverse effect on our business, liquidity, financial condition and results of operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from such assessments and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on our results of operations. In addition, judges and juries in certain jurisdictions in which we conduct business have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and other tort cases. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in these areas poses a significant business risk to us and could cause a significant diversion of management resources and could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Competitors that produce their own supply of feedstocks, have more extensive retail outlets, or have greater financial resources may have a competitive advantage.

The refining and re-refining industries are highly competitive with respect to both feedstock supply and refined/re-refined product markets. We compete with many companies for available supplies of feedstocks and for outlets for our products. We do not produce any of our feedstocks. Some of our competitors, however, obtain a portion of their feedstocks from their own production and some have more extensive retail outlets than we have. Competitors that have their own production or extensive retail outlets (and greater brand-name recognition) are at times able to offset losses from their operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed margins or feedstock shortages.

Some of our competitors also have materially greater financial and other resources than we have. Such competitors have a greater ability to bear the economic risks inherent in all phases of our business. In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual customers.

Risks Relating to Accounting and Internal Controls

We incur significant costs as a result of operating as a fully reporting company in connection with Section 404 of the Sarbanes Oxley Act, and our management is required to devote substantial time to compliance initiatives.
We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may, and has in the past, revealed deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with such compliance requirements. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
We have reported material weaknesses in the effectiveness of our internal controls over financial reporting, and if we cannot maintain effective internal controls or provide reliable financial and other information in the future, investors may lose confidence in our SEC reports.
We are reporting a material weakness in the effectiveness of our internal controls over financial reporting in this report, as described below under "Part II"-"Item 9A. Controls and Procedures". Specially, we identified the following material weakness in our internal control over financial reporting as of December 31, 2016:
•Accounting and reporting resources. The Company does not have the accounting and financial reporting resources to adequately and timely address complex and unusual accounting issues and related disclosures as well as perform a high level management review to detect material errors in the financial statements.

The material weakness described above, or other material weaknesses which we become aware of in the future, could result in us determining that our controls and procedures are not effective in future periods or could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
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
The report of our independent registered public accounting firm has previously expressed substantial doubt about the Company’s ability to continue as a going concern and future reports may similarly express a going concern.
Our auditors indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2015 that conditions existed that raise a substantial doubt about our ability to continue as a going concern due to our net loss for the year ended December 31, 2015. A similar future “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives and/or negatively affect our relationships with customers and suppliers and/or negatively effect the willingness of our suppliers to allow us to maintain credit with them. Our ability to continue as a going concern will depend upon our ability to grow our operations and integrate newly acquired assets and operations, our ability to acquire additional assets and operations, and our ability to improve operating margins and regain profitability. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.
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
Our inventory is subject to significant impairment charges in the event the prices of oil and gas fall sharply after such inventory is acquired.
We did not have an inventory impairment charge for the period ended December 31, 2016 and 2015. In the event, commodity prices fall sharply during any period requiring the Company to take a non-cash charge/adjustment to the value of our products in inventory taking into account the lower market value for the products being held for sale. Similar significant impairment charges could negatively affect our balance sheet, result in us not meeting certain debt ratios set forth in our credit and loan agreements, and negatively affect our cash flows. Future significant impairment charges and/or significant decreases in oil prices could have a material adverse effect on our balance sheet, debt covenants (including creating an event of default) and could further cause the value of our securities to decline in value.
Future conditions might require us to make write-downs in our assets, which would adversely affect our balance sheet and results of operations.
We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reportable segment may exceed its fair value. During and as of the end of each of 2016 and 2015, we determined that $0 and $5,199,803, respectively, in asset write-downs were required. However, if conditions in any of the businesses in which we compete were to deteriorate, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.

Risks Relating to Acquisitions
We face risks associated with the integration of the businesses, assets and operations acquired from E-Source, Omega and Heartland.
We previously acquired substantially all of the assets and operations of E-Source, which provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast; Omega Holdings including Omega Refining (including the Marrero, Louisiana re-refinery and Omega’s Myrtle Grove complex in Belle Chasse, Louisiana) and Heartland, as related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products.
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
Climate change may adversely affect our facilities and our ongoing operations.

The potential physical effects of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present. Examples of such effects include rising sea levels at our coastal facilities, changing storm patterns and intensities, and changing temperature levels. As many of our facilities are located near coastal areas, rising sea levels may disrupt our ability to operate those facilities or transport feedstock and products. Extended periods of such disruption could have an adverse effect on our results of operation. We could also incur substantial costs to protect or repair these facilities.

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
The adoption of climate change legislation or regulation could result in increased operating costs and reduced demand for the refined products we produce.

The U.S. government, including the EPA, as well as several state and international governments, have either considered or adopted legislation or regulations in an effort to reduce greenhouse gas (GHG) emissions. These proposed or promulgated laws apply or could apply in states where we have interests or may have interests in the future. In addition, various groups suggest that additional laws may be needed in an effort to address climate change, as illustrated by the Paris Agreement negotiated at the 2015 United Nations Conference on Climate Change, referred to as COP 21, which entered into force on November 4, 2016. We cannot predict the extent to which any such legislation or regulation will be enacted and, if so, what its provisions would be. To the extent we incur additional costs required to comply with the adoption of new laws and regulations that are not ultimately reflected in the prices of our products and services, our business, financial condition, results of operations and cash flows in future periods could be materially adversely affected. In addition, demand for the products we produce could be adversely affected.

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

Risks Related to Our Prior Offering Terms
We face significant penalties and damages in the event registration statements we filed to register certain securities sold in our prior offerings are subsequently suspended or terminated.
We previously agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock, Series B1 Preferred Stock and upon exercise of the warrants sold in connection therewith under the Securities Act, for resale. The agreements pursuant to which we sold such securities, provide for liquidated damages upon the occurrence of certain events. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an investor for the units (i.e., Series B Preferred Stock and warrants and/or Series B1 Preferred Stock and warrants) affected by the event that are still held by the investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per year (per transaction). If we fail to pay any liquidated damages in full within seven days after the date payable, we are required to pay interest thereon at a rate of 12% per annum until paid in full. In the event the registration statement, which has previously been declared effective within the timeframe required by the purchase agreement, is subsequently suspended or terminated, or we otherwise fail to meet certain requirements set forth in the purchase agreements, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.
RISKS RELATED TO OUR SECURITIES
General Risks
Our Chief Executive Officer, Benjamin P. Cowart, has significant voting control over us, including the appointment of Directors and may have interests that differ from other shareholders. Mr. Cowart, as a significant shareholder, may, therefore, take actions that are not in the interest of other shareholders.
Benjamin P. Cowart, our Chairman, President and Chief Executive Officer, beneficially owns approximately 27.1% of our common stock (not including shares issuable upon exercise of options and warrants held by Mr. Cowart) and 17.2% of our total voting stock, and as such, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Should conflicts of interest arise, Mr. Cowart may not act in the best interests of our other shareholders and conflicts of interest may not be resolved in a manner favorable to our other shareholders.
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

We have (i) 3,206,916 outstanding stock options at a weighted average exercise price of $4.33 per share; (ii) 7,353,061 outstanding warrants to purchase 7,353,061 shares of common stock at a weighted average exercise price of $2.34 per share; (iii) 462,644 shares of common stock issuable upon the conversion of our 462,644 outstanding shares of Series A Convertible Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); (iv) 3,277,856 shares of common stock issuable upon conversion of our 3,277,856 outstanding shares of Series B Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); (v) 12,393,608 shares of common stock issuable upon conversion of our 12,393,608 outstanding shares of Series B1 Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); and (vi) 3,156,800 shares of common stock issuable upon conversion of our 31,568 outstanding shares of Series C Convertible Preferred Stock (which each convert into 100 shares of common stock (subject to adjustments for stock splits and recapitalizations)). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

The issuance and sale of common stock upon exercise of the June 2015 Warrants and May 2016 Warrants may cause substantial dilution to existing stockholders and may also depress the market price of our common stock.

The June 2015 Warrants (described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Unit Offerings”) have an exercise price of $3.01 per share and the May 2016 Warrants (described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Unit Offerings”) have an exercise price of $1.53 per share. The June 2015 Warrants are exercisable beginning on December 26, 2015, and expire December 24, 2020. The May 2016 Warrants are exercisable between November 14, 2016 and November 13, 2021. The June 2015 and May 2016 Warrants contain a cashless exercise provision in connection with any shares that are not then registered by the Company. Although the June 2015 and May 2016 Warrants may not be exercised by the holders thereof if such exercise would cause such holder to own more than 9.999% of our outstanding common stock (or 4.999% in connection with certain holders), this restriction does not prevent such holders from exercising some of the warrants, selling those shares, and then exercising the rest of the warrants, while still staying below the 9.999% limit (or 4.999% limit as applicable). In this way, the holders of the warrants could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the warrants choose to do this, it will cause substantial dilution to the then holders of our common stock.

If exercises of the June 2015 Warrants and May 2016 Warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the June 2015 Warrants and May 2016 Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the Warrant holders, then the value of our common stock will likely decrease.

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

We have 50,000,000 shares of preferred stock authorized, which includes 5,000,000 shares of designated Series A Preferred Stock of which approximately 0.5 million shares are issued and outstanding, 10 million designated shares of Series B Preferred Stock, of which 3,277,856 shares are issued and outstanding, 17 million designated shares of Series B1 Preferred Stock, of which 12,393,608 shares are issued and outstanding and 44,000 designated shares of Series C Preferred Stock, of which 31,568 are issued and outstanding. The Series A Preferred Stock has a liquidation preference of $1.49 per share. The Series B Preferred Stock and Series B1 Preferred stock have a liquidation preference of $3.10 per share and $1.56 per share, respectively, payable only after the liquidation preference on the Series A Preferred Stock are satisfied. The Series C Preferred Stock has a liquidation preference of $100.00 per share, payable only after the liquidation preference on the Series A Preferred Stock, Series B Preferred Stock and Series B1 Preferred Stock are satisfied. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would have the right to receive up to the first approximately $0.7 million in proceeds from any such transaction, holders of our Series B Preferred Stock and Series B1 Preferred Stock would have the right to receive up to approximately $29.5 million of the remaining proceeds from any such transaction, and the holders of our Series C Preferred Stock would have the right to receive up to $3.2 million of the remaining proceeds from any such transaction, after the payment of amounts owed to certain other of our creditors, but before any amount is paid to the holders of our common stock. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Furthermore, the conversion of Series A Preferred Stock, Series B Preferred Stock and Series B1 Preferred Stock (each of which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations)) into common stock and the conversion of Series C Preferred Stock into common stock (which convert into 100 shares of common stock (subject to adjustments for stock splits and recapitalizations)) may cause substantial dilution to our common shareholders. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

In addition to the above, we are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $10.2 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $19.3 million in aggregate as of the date of this filing), subject to the terms of our senior loan documents, which funds we may not have, or which may not be available on favorable terms, if at all.

The issuance of common stock upon conversion of the Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock will cause immediate and substantial dilution to existing shareholders.
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
The issuance of common stock upon conversion of the Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock. Although the Series B Preferred Stock, and Series B1 Preferred Stock may not be converted by the holders thereof if such conversion would cause such holder to own more than 9.999% of our outstanding common stock (4.999% in the case of certain holders), and the Series C Preferred Stock may not be converted by the holder thereof if such conversion would cause the holder to own more than 4.999% of our outstanding common stock, these restrictions do not prevent such holders from converting some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 9.999%/4.999% limit. In this way, the holders of the Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock could sell more than these limits while never actually holding more shares than the limits allow. If the holders of the Series B Preferred Stock , Series B1 Preferred Stock or Series C Preferred Stock choose to do this, it will cause substantial dilution to the then holders of our common stock.
Our outstanding Series B Preferred Stock and Series B1 Preferred Stock accrue a cash dividend.
Our Series B Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B Preferred Stock ($3.10 per share or $25.7 million in aggregate as of the date of this report). The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, provided that any cash dividend payment is subject to us previously having repaid all amounts owed to our senior lender. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “June 2015 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable June 2015 Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying, or chooses not to pay the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B Preferred Stock shares at $3.10 per share.
The Series B1 Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B1 Preferred Stock ($1.56 per share or $19.5 million in aggregate), provided that such dividend increases to 9% if certain Consolidated Adjusted EBITDA targets are not met during 2016-2017, until the earlier of (a) the date the next target is met, or (b) June 30, 2018 (provided that the Consolidated Adjusted EBITDA target for the six months ended December 31, 2016 was met). The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, provided that any cash dividend payment is subject to us previously having repaid all amounts owed to our senior lender, which has been repaid to date. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the VWAP of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above $1.52. If the Company is prohibited from paying, or chooses not to pay, the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B1 Preferred Stock shares at $1.56 per share.

We may not have sufficient available cash to pay the dividends as they accrue. The payment of the dividends, or our failure to timely pay the dividends when due, could reduce our available cash on hand, have a material adverse effect on our results of operations and cause the value of our stock to decline in value. Additionally, the issuance of shares of common stock or additional shares of Series B Preferred Stock or Series B1 Preferred Stock in lieu of cash dividends (and the subsequent conversion of such Series B Preferred Stock or Series B1 Preferred Stock into common stock pursuant to the terms of such Series B Preferred Stock and Series B1 Preferred Stock) could cause substantial dilution to the then holders of our common stock.

We may be required to issue additional shares of Series B Preferred Stock and Series B1 Preferred Stock upon the occurrence of certain events.
As described above, in the event we do not have available cash to pay the dividends which accrue on the Series B Preferred Stock and Series B1 Preferred Stock in cash, we are prohibited from paying such dividends in cash, or choose not to pay such dividends in cash and/or we do not have sufficient registered shares of common stock available to allow for the payment of such dividends in common stock, we are required to pay such dividends in-kind in (a) Series B Preferred Stock shares at $3.10 per share, which will also include a $3.10 per share liquidation preference in connection with the Series B Preferred Stock dividends; and (b) Series B1 Preferred Stock shares at $1.56 per share, which will also include a $1.56 per share liquidation preference in connection with the Series B1 Preferred Stock, and the right to convert into common stock on a one-for-one basis.
The issuance and sale of common stock upon conversion of the Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock may depress the market price of our common stock; and the redemption of the Series B Preferred Stock and Series B1 Preferred Stock, if not converted into common stock prior to the required redemption date, will require significant additional funds.
If conversions of the Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock and sales of such converted shares take place, the price of our common stock may decline. In addition, the common stock issuable upon conversion of the Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the Series B Preferred Stock holders, then the value of our common stock will likely decrease.
In addition to the above, we are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $10.2 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $19.3 million in aggregate as of the date of this filing), which funds we may not have, or which may not be available on favorable terms, if at all.

Risks Relating to Our Listing on the Nasdaq Capital Market
Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.
Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share (our 52 week low as of the date of this filing was $0.90). If we fail to timely comply with the applicable requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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
In addition, the Company leases three smaller facilities, one located in San Antonio, Texas one in Mission, Texas, and one in Dallas, Texas each with a small yard for the parking of trucks, small storage tanks and an office. The San Antonio facility is leased under a thirty-six month lease which expired in June 2013 (subject to our right to renew the lease for an additional twelve months and/or purchase the property at the end of the lease term), which has a rental cost of $2,500 per month, provided that while not formally extended, we continue to operate under the same terms of the now expired lease. The Mission, Texas lease has a term expiring on November 1, 2019, and a rental cost of $650 per month. The Dallas lease expired in August 31, 2015, but we continue to lease this facility on month to month basis for a rental cost of $3,000 per month. These facilities are related to the operations of the Black Oil division.
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
The Company leases three smaller facilities, one located in Zanesville, Ohio, one in Mount Sterling, Kentucky, and one in Ravenswood, West Virginia each with a small yard for the parking of trucks, small storage tanks and an office. The Zanesville facility is leased under a twelve month lease with automatic renewals (subject to either party providing a written notice to the other party of the intent to cancel the lease prior to thirty days from the expiration of the current term), which has a rental cost of $3,500 per month. The Mount Sterling, Kentucky lease has a term expiring on March 22, 2018, automatically renewable thereafter on a month-to-month basis, pursuant to the terms of the lease, and a rental cost of $1,750 per month. The Ravenswood, West Virginia lease had a term expiring October 1, 2016, but we continue to lease this facility on a month to month basis for a rental cost of $1,739 per month.
The Company owns five other facilities, which are located in Ohio. Two facilities located in Columbus, of which one is the location of our refinery and the other is for the storage of feedstocks and finished products. There are two locations in Zanesville, of which one is used for an office, small warehouse facilities for operations and a yard area for the parking of trucks, and the other is used for bulk used oil storage and as a transfer facility. The fifth facility is located in Norwalk and is used for bulk storage of used oil and as a transfer facility. All properties relate to the operations of the Black Oil division.

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
Churchill County, Nevada Facility:
Prior to our entry into the Sale Agreement (described and defined below under “2016 Material Events-Purchase and Sale Agreement, Churchill County, Nevada Plant”), we, through Vertex Refining NV, leased a used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”). The lease for the Bango Plant was entered into on April 30, 2015. The term of the Bango lease was to continue until August 10, 2025, subject to our right under certain circumstances to extend such lease. No rent was due under the Bango lease until January 1, 2016, at which time rent in the amount of $244,000 per month was due for the remainder of the term of the lease. The lease also allowed us the option to pay 2016 rent in shares of our common stock. The Bango lease also provided for a purchase option which we exercised as part of the transactions contemplated by the Sale Agreement. As a result of the Sale Agreement we no longer lease or own the Bango Plant.
In addition to the Bango lease for the Bango Plant, Vertex Refining NV was also party to two Lease and Purchase Agreements (the “Equipment Leases”) which began on April 30, 2015, and continued until the date of the closing of the Sale Agreement. The Equipment Leases provided for the use of a rail facility and related equipment and a pre-fabricated metal building located at the plant. The Equipment Leases were to expire on December 31, 2016, subject to certain rights Vertex Refining NV had to terminate the leases earlier. The monthly rental costs for the leases were $16,300 and $3,800 per month, respectively, provided no rent was due for fiscal 2015. As a result of the Sale Agreement we are no longer party to the Equipment Leases.

Golden State:
In connection with the initial closing of the Omega Transaction (see above), our subsidiary, Vertex Refining NV, LLC ("Vertex Refining NV") acquired 100% of the issued and outstanding membership interests in Golden State Lubricants Works, LLC ("GSLW").  GSLW leased a blending and storage facility (the "Facility") with attached office space in Bakersfield, California. The Facility has total tank capacity of nearly 5 million gallons and offers excellent rail and truck access. The lease has a term expiring March 31, 2026 with monthly rental cost of $59,800. After exploring various options with respect to the Facility, it was decided that this asset did not fit the long range plans of the Company.  In August, 2015, we notified the landlord that we were no longer planning to pay the monthly rental. The landlord has not formally terminated the lease, or released GSLW from any obligations under the lease.
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

E-Source, a wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, (“Motiva”)) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source, and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants at Motiva’s facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. E-Source has asserted a counterclaim against Whole for the filing of a mechanic’s lien in excess of any amount(s) actually due as well as a cross-claim against Motiva. Under the terms of E-Source’s contract with Motiva, Motiva was to pay all sums due to any sub-contractors of E-Source. If any additional monies are owed to Whole, those monies should be paid by Motiva. E-Source seeks to recover the balance due under its contract with Motiva of approximately $1,000,000. The case is set for trial in the summer of 2017. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

QUARTER ENDING

FISCAL 2016
December 31, 2016	$1.42	$0.90
September 30, 2016	$1.55	$1.10
June 30, 2016	$2.01	$0.92
March 31, 2016	$2.21	$0.63

FISCAL 2015
December 31, 2015	$2.80	$1.00
September 30, 2015	$2.85	$1.67
June 30, 2015	$3.45	$1.90
March 31, 2015	$4.41	$3.14
HOLDERS
As of March 13, 2017, there were approximately (a) 585 holders of record of our common stock, not including holders who hold their shares in street name, and 33,258,027 shares of common stock issued and outstanding (which number includes 1,258,928 shares of common stock held in escrow in order to satisfy the indemnification obligations of certain prior acquisitions and sale transactions undertaken by us, of which 1,108,928 shares have been returned to us and are in the process of being canceled as of the date of this filing); (b) 104 holders of record of our 462,644 outstanding shares of Series A Preferred Stock; (c) 11 holders of record of our 3,277,856 outstanding shares of Series B Preferred Stock; (d) 17 holders of record of our 12,393,608 outstanding shares of Series B1 Preferred Stock; and (e) one holder of record of our 31,568 outstanding shares of Series C Preferred Stock.
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
The following table provides information as of December 31, 2016 regarding the 2004 Plan, the 2007 Plan and the Plans (including individual compensation arrangements), except as described below, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights*	Number of securities available for future issuance under equity compensation plans (excluding those in first column)*
Equity compensation plans approved by the security holders	2,583,750	$4.19	3,821,444
Equity compensation plans not approved by the security holders	—	$—	—
Total	2,583,750		3,821,444
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
Preferred Stock
The total number of “blank check” authorized shares of our preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of authorized shares of our Series A Convertible Preferred Stock (“Series A Preferred”) is 5,000,000; the total number of authorized shares of Vertex’s Series B Preferred Stock is 10,000,000 (“Series B Preferred Stock”); the total number of authorized shares of Vertex's Series B1 Preferred Stock is 17,000,000 ("Series B1 Preferred Stock") and the total number of authorized shares of Vertex’s Series C Convertible Preferred Stock is 44,000 (“Series C Preferred Stock”).

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
The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “June 2015 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable June 2015 Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying, or chooses not to pay, the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in kind in Series B Preferred Stock shares at $3.10 per share.
The Series B Preferred Stock includes a liquidation preference (in the amount of $3.10 per share) which is junior to the Company’s Series A Preferred Stock, ranks senior to the Company’s Series C Preferred Stock and ranks equally with the Series B1 Preferred Stock. The Series B Preferred Stock also ranks junior to the Company’s credit facilities and other debt holders as provided in further detail in the designation of the Series B Preferred Stock (the “Series B Designation”).
The Series B Preferred Stock prohibits us from (i) increasing or decreasing (other than by redemption or conversion (as described in the Series B Designation)) the total number of authorized shares of Series B Preferred Stock (except to the extent required to issue payment-in-kind shares); (ii) re-issuing any shares of Series B Preferred Stock converted or redeemed; (iii) creating, or authorizing the creation of, or issuing or obligating the Company to issue shares of, any class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series B Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption, or increase the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series B Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption; (iv) effecting an exchange, reclassification, or cancellation of all or a part of the Series B Preferred Stock (except pursuant to the terms of the Series B Designation); (v) effecting an exchange, or creating a right of exchange, of all or part of the shares of another class of shares into shares of Series B Preferred Stock; (vi) issuing any shares of Series B Preferred Stock other than pursuant to the Purchase Agreement or as payment-in-kind shares; (vii) altering or changing the rights, preferences or privileges of the Series B Preferred Stock so as to affect adversely the shares of such series; or (viii) amending or waiving any provision of the Company’s Articles of Incorporation or Bylaws relative to the Series B Preferred Stock so as to affect adversely the shares of Series B Preferred Stock in any material respect as compared to holders of other series, in each case without the prior written consent of holders of Series B Preferred Stock holding a majority of the then outstanding shares of Series B Preferred Stock.

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
Series B1 Preferred Stock

The Series B1 Preferred Stock is subject to the terms and conditions and has the rights and preferences set forth in the Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B1 Preferred Stock (the “Series B1 Designation”), which was filed with the Secretary of State of Nevada on May 12, 2016. The Series B1 Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B1 Preferred Stock ($1.56 per share), provided that such dividend increases to 9% if the Consolidated Adjusted EBITDA (defined below) targets described below are not met during the periods indicated below during 2016-2017, until the earlier of (a) the date the next target is met, or (b) June 30, 2018. “Consolidated Adjusted EBITDA” means the Company’s operating income, plus (i) share-based compensation expense, (ii) depreciation and amortization, (iii) goodwill impairment charges, (iv) acquisition related expenses, (v) nonrecurring restructuring charges, and (vi) other non-cash expenses or one-time items, all as calculated in accordance with United States generally accepted accounting principles, as consistently applied by the Company.

The Consolidated Adjusted EBITDA targets are as follows:

Measurement Period	Consolidated Adjusted EBITDA
For the six months ending December 31, 2016	Negative $1,000,000
For the three months ending March 31, 2017	$1,000,000
For the six months ending June 30, 2017	$3,500,000
For the nine months ending September 30, 2017	$5,500,000
For the twelve months ending December 31, 2017	$7,500,000

The Consolidated Adjusted EBITDA target for the six months ending December 31, 2016 was met.

The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, subject to the terms of the Company’s senior loan documents. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment

Price is above $1.52. If the Company is prohibited from paying, or chooses not to pay, the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in additional shares of Series B1 Preferred Stock shares based on a value of $1.56 per share.

The Series B1 Preferred Stock includes a liquidation preference (in the amount of $1.56 per share) which is junior to the Company’s Series A Preferred Stock, ranks senior to the Company’s Series C Preferred Stock and ranks equally with the Series B Preferred Stock. The Series B1 Preferred Stock also ranks junior to the Company’s credit facilities and other debt holders as provided in further detail in the Series B1 Designation.

The Series B1 Preferred Stock prohibits us from (i) increasing or decreasing (other than by redemption or conversion (as described in the Series B1 Designation)) the total number of authorized shares of Series B1 Preferred Stock (except to the extent required to issue payment-in-kind shares); (ii) re-issuing any shares of Series B1 Preferred Stock converted or redeemed; (iii) creating, or authorizing the creation of, or issuing or obligating the Company to issue shares of, any class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series B1 Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption, or increase the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series B1 Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption; (iv) issuing, incurring or obligating the Company to issue or incur any indebtedness that is convertible into, or exchangeable for, any equity security of the Company or instruments derivative of any equity security of the Company; (v) granting any rights to require a mandatory repurchase, retirement or redemption by the Company of any of the Company’s equity securities or instruments derivative of its equity securities on or prior to June 24, 2020, or issuing, incurring or obligating the Company to issue or incur, any indebtedness with a maturity date on or prior to June 24, 2020, that is convertible into, or exchangeable for, equity securities or instruments derivative of the Company’s equity securities; (vi) effecting an exchange, reclassification, or cancellation of all or a part of the Series B1 Preferred Stock (except pursuant to the terms of the Series B1 Designation); (vii) effecting an exchange, or creating a right of exchange, of all or part of the shares of another class of shares into shares of Series B1 Preferred Stock; (viii) issuing any shares of Series B1 Preferred Stock other than pursuant to the Purchase Agreement or as payment-in-kind shares; (ix) altering or changing the rights, preferences or privileges of the Series B1 Preferred Stock so as to affect adversely the shares of such series; or (x) amending or waiving any provision of the Company’s Articles of Incorporation or Bylaws relative to the Series B1 Preferred Stock so as to affect adversely the shares of Series B1 Preferred Stock in any material respect as compared to holders of other series, in each case without the prior written consent of holders of Series B1 Preferred Stock holding a majority of the then outstanding shares of Series B1 Preferred Stock.

The Series B1 Preferred Stock (including accrued and unpaid dividends) is convertible into shares of the Company’s common stock at the holder’s option at any time after closing on a one-for-one basis. If the Company’s common stock trades at or above $3.90 per share for a period of 20 consecutive trading days at any time, the Company may at such time force conversion of the Series B1 Preferred Stock (including accrued and unpaid dividends) into common stock of the Company.

The Series B1 Preferred Stock votes together with the common stock on an as-converted basis, provided that each holder’s voting rights are subject to and limited by the Series B1 Beneficial Ownership Limitation described below.

The Company has the option to redeem the outstanding shares of Series B1 Preferred Stock at $1.716 per share, plus any accrued and unpaid dividends on such Series B1 Preferred Stock redeemed, at any time beginning on June 20, 2017 (the two year anniversary of the closing of the Company’s June 2015 offering of Series B Preferred Stock) and the Company is required to redeem the Series B1 Preferred Stock at $1.56 per share, plus any accrued and unpaid dividends on June 24, 2020 (the five year anniversary of the closing of the Company’s June 2015 offering of Series B Preferred Stock).

The Series B1 Preferred Stock contains a provision prohibiting the conversion of the Series B1 Preferred Stock into common stock of the Company, if upon such conversion or exercise, as applicable, the holder thereof would beneficially own more than 9.999% (provided that certain holders of the Series B1 Preferred Stock have contractually agreed to a lower conversion limit of 4.999%) of the Company’s then outstanding common stock (the “Series B1 Beneficial Ownership Limitation”). The Series B1 Beneficial Ownership Limitation does not apply to forced conversions undertaken by the Company pursuant to the terms of the Series B1 Designation (summarized above).

Series C Convertible Preferred Stock
The Series C Preferred Stock does not accrue a dividend, but has participation rights on an as-converted basis, to any dividends paid on the Company’s common stock (other than dividends paid solely in common stock). Each Series C Preferred Stock share has a $100 face value, and a liquidation preference (in the amount of $100 per share) which is junior to the Company’s other outstanding shares of preferred stock, senior credit facilities and other debt holders as provided in further detail in the designation, but senior to the common stock.
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
Recent Sales of Unregistered Securities
For the period from September 30, 2015 to December 31, 2015, a total of approximately $379,518 of dividends accrued on our outstanding Series B Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable June 2015 Dividend Stock Payment Price was below $2.91. Pursuant to the terms of our Goldman Credit Agreement and Restated Goldman Credit Agreement (both described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement with Goldman Sachs Bank USA”) we were prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 122,425 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2016. If converted in full, the 122,425 shares of restricted Series B Preferred Stock would convert into 122,425 shares of our common stock. As the issuance of the Series B Preferred Stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities

Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

As described above under “Part I - Item 1. Business - 2016 Material Events - Purchase and Sale Agreement, Churchill County, Nevada Plant”, in connection with the closing of the Sale Agreement, we placed $1.5 million in cash and $1 million worth of our common stock (1,108,928 shares) into escrow with 50% of the shares to be released 12 months following the closing and the remainder of the shares held in escrow to be released 18 months after the closing, in order to satisfy any indemnification claims made by the buyer pursuant to the terms of the Sale Agreement, which shares have been returned to us and are in the process of being canceled as of the date of this filing. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value. To the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipient was an “accredited investor”, and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

As described above under “Part I - Item 1. Business - 2016 Material Events - Subscription Agreement”, we sold 44,000 shares of Series C Preferred Stock to Fox Encore in consideration for $4 million, which convert into common stock on a 100-for-1 basis, and which if fully converted would convert into 4,400,000 shares of common stock. We claim an exemption from registration for the issuance and sale of such shares pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient was an “accredited investor”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

For the period from December 31, 2015 to March 31, 2016, a total of approximately $373,500 of dividends accrued on our outstanding Series B Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable June 2015 Dividend Stock Payment Price was below $2.91. Pursuant to the terms of our Goldman Credit Agreement with our senior lender, we were prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 124,258 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2016. If converted in full, the 124,258 shares of restricted Series B Preferred Stock would convert into 124,258 shares of our common stock. As the issuance of the Series B Preferred Stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

In May 2016, we sold the May 2016 Units (including the shares of Series B1 Preferred Stock and the May 2016 Warrants) to the May 2016 Investors under the May 2016 Purchase Agreement (each as described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Unit Offerings”) in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D of the Securities Act. Each of the Investors represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D, and acquired the May 2016 Units for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Units were offered without any general solicitation by the Company or its representatives. The Units were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. If converted in full, the 12,403,683 shares of Series B1 Preferred Stock would convert into 12,403,683 shares of our common stock. If exercised in full, the holders of the warrants to purchase 3,100,926 shares of common stock would be due 3,100,926 shares of common stock upon such exercise.

For the period from April 1, 2016 to June 30, 2016, a total of approximately $264,074 of dividends accrued on our outstanding Series B Preferred Stock and for the period from May 13, 2016 to June 30, 2016, a total of approximately $145,123 of dividends accrued on our outstanding Series B1 Preferred Stock. We were prohibited from paying such dividends in shares of common stock and in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 62,822 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in July 2016 and the issuance of 97,875 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2016. If converted in full, the 62,822 shares of Series B Preferred Stock would convert into 62,822 shares of common stock and the 97,875 shares of Series B1 Preferred Stock would convert into 97,875 shares of common stock. As the issuance of the Series B Preferred Stock and Series B1 Preferred Stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom . The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

For the period from October 1, 2016 to December 31, 2016, a total of approximately $214,227 of dividends accrued on our outstanding Series B Preferred Stock and for the period from October 1, 2016 to December 31, 2016, a total of approximately $290,246 of dividends accrued on our outstanding Series B1 Preferred Stock. We were prohibited from paying such dividends in shares of common stock and in cash and therefore we paid the accrued dividends in-kind by way of the issuance of 48,447 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2017 and the issuance of 184,297 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in October 2016. If converted in full, the 48,447 shares of Series B Preferred Stock would convert into 48,447 shares of common stock and the 184,297 shares of Series B1 Preferred Stock would convert into 184,297 shares of common stock. As the issuance of the Series B Preferred Stock and Series B1 Preferred Stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

In January 2017, two holders of our Series B1 Convertible Preferred Stock converted 66,564 and 10,000 shares, respectively, of our Series B1 Convertible Preferred Stock into 66,564 and 10,000 shares of our common stock, respectively.

In January 2017, a holder of our Series A Convertible Preferred Stock converted 30,072 shares of our Series A Convertible Preferred Stock into 30,072 shares of our common stock.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenues	$98,078,914	$146,942,461	$258,904,867	$161,967,252	$134,573,243
Income (loss) from operations	$(10,112,514)	$(14,093,041)	$(10,494,621)	$7,051,203	$2,391,250
Basic net income (loss) per share	(0.51)	(0.86)	(0.23)	0.44	0.30
Diluted net income (loss) per share	(0.51)	(0.86)	(0.23)	0.39	0.25
Weighted average number of basic common shares outstanding	30,520,820	28,181,096	23,807,780	17,830,194	12,138,229
Weighted average number of diluted common shares outstanding	30,520,820	28,181,096	23,807,780	20,182,829	14,866,134

	Years Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,701,435	$765,364	$6,017,076	$2,678,628	$807,940
Working capital (deficit)	$(1,268,192)	$(10,498,637)	$(29,327,453)	$8,042,589	$3,712,745
Total assets	$86,985,968	$93,644,816	$133,822,231	$64,546,356	$49,102,377
Long-term obligations	$6,214,103	$7,088,263	$12,125,574	$10,157,101	$18,083,457
Total liabilities	$28,667,747	$40,753,674	$75,202,259	$26,210,133	$28,702,020
Total stockholders’ equity	$41,230,119	$40,935,935	$58,619,972	$38,336,223	$20,400,357
The key operational issue contributing to the differences between 2016 and 2015 was the steady decline of commodity prices. This resulted in lower 2015 revenues and cost of goods sold without a corresponding decrease in our fixed costs. During the first half of 2016, other operating differences between 2016 and 2015, were the sale of the Bango assets during the first quarter of 2016. In addition, we processed fewer barrels due to the fire that occurred at our Heartland Refinery during the second quarter of 2016.
See "Note 16, Disposition", in the Notes to the Consolidated Financial Statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a full description of a disposition which affected the comparability of the selected financial data, which is incorporated herein by reference.

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

•
Re-Refine Higher Value End Products.  We intend to develop, lease, or acquire technologies to re-refine our feedstock supply into higher-value end products.  We believe that the expansion of our facilities and our technology, and investments in additional technologies, will enable us to upgrade feedstock into end products, such as lubricating base oil, that command higher market prices than the current re-refined products we produce.

•
Pursue Selective Strategic Relationships or Acquisitions.  We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets.  Such acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the implementation of TCEP, if we deem such commercially reasonable.  In addition, we intend to pursue further vertical integration opportunities by acquiring complementary recycling and processing technologies where we can realize synergies by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.

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
Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with the Holdings, E-Source, Omega Refining acquisitions and Warren Ohio Holdings Co., LLC f/k/a Heartland Group Holdings, LLC ("Heartland") asset purchase, described in greater detail above under “Part I - Item 1. Business - Prior Material Acquisitions”.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2015
Set forth below are our results of operations for the three months ended December 31, 2016, as compared to the same period in 2015.

	Three Months Ended December 31,
	2016	2015	$ Change	% Change
Revenues	$31,055,936	$20,875,827	$10,180,109	49%

Cost of revenues	25,758,117	20,497,691	5,260,426	26%

Gross profit (loss)	5,297,819	378,136	4,919,683	1,301%

Reduction of contingent liability	—	(6,069,000)	6,069,000	100%

Selling, general and administrative expenses (exclusive of merger related expenses)	4,804,400	6,982,422	(2,178,022)	(31)%

Depreciation and amortization	1,569,414	1,920,416	(351,002)	(18)%

Acquisition related expenses	64,857	11,584	53,273	460%

Total selling, general and administrative expenses	6,438,671	2,845,422	3,593,249	126%

Income (loss) from operations	(1,140,852)	(2,467,286)	1,326,434	54%

Provision for doubtful accounts	—	1,995,180	(1,995,180)	(100)%
Goodwill Impairment	—	(4,922,353)	4,922,353	(100)%
Interest Income	1,522	(4,475)	5,997	134%
Gain (loss) on sale of assets	(1,323)	92,261	(93,584)	(101)%
Gain (loss) on change in derivative liability	(674,309)	2,844,430	(3,518,739)	(124)%
Gain (loss) on futures liability	(196,560)	155,660	(352,220)	(226)%
Interest Expense	(373,900)	(728,780)	354,880	(49)%
Total other income (expense)	(1,244,570)	(568,077)	(676,493)	(119)%

Income (loss) before income tax	(2,385,422)	(3,035,363)	649,941	21%

Income tax (expense) benefit	—	—	—	—%

Net Income (loss) attributable to non-controlling interest	13,372	—	13,372	100%

Net income (loss) attributable to Vertex Energy, Inc.	$(2,398,794)	$(3,035,363)	$636,569	21%

Each of our segments' gross profit during the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended December 31,
	2016	2015	$ Change	% Change
Black Oil
Total revenue	$23,757,821	$17,004,934	$6,752,887	40%
Total cost of revenue	19,123,192	17,244,210	1,878,982	11%
Gross profit (loss)	$4,634,629	$(239,276)	$4,873,905	2,037%

	Three Months Ended December 31,
	2016	2015	$ Change	% Change
Refining And Marketing
Total revenue	$3,168,730	$2,687,922	$480,808	18%
Total cost of revenue	2,893,913	2,270,299	623,614	27%
Gross profit (loss)	$274,817	$417,623	$(142,806)	(34)%

	Three Months Ended December 31,
	2016	2015	$ Change	% Change
Recovery
Total revenue	$4,129,385	$1,182,971	$2,946,414	249%
Total cost of revenue	3,741,012	983,182	2,757,830	281%
Gross profit (loss)	$388,373	$199,789	$188,584	94%
Total revenues increased 49% for the fourth quarter of 2016, compared to the same period in 2015, due primarily to higher commodity prices. as well as increased volumes of product produced during the fourth quarter 2016 compared to the same period in 2015. Total volume increased 21%; however gross profit increased 1,301% for the three months ended December 31, 2016 compared to 2015. Additionally, our per barrel margin increased 1,061% relative to the three months ended December 31, 2015.  The majority of this increase was the result of the adjustments in prices of feedstock (described below) during the fourth quarter of 2016 which resulted in positive gross profit during this period. In our collection division we successfully initiated a charge for services program. As a result of this program we currently have customers who are charged for each service performed and others who are charged a monthly fee for as many services performed in that month. The combination of our fee structure change along with our increased third party supply we were able to make progress in lowering our cost of feedstock during the fourth quarter.
Our Black Oil division’s volume increased approximately 14% during the three months ended December 31, 2016 compared to the same period in 2015. This increase was due to the increase in production at our Marrero and Heartland facilities during the three months ended December 31, 2016. Overall volume for the Refining and Marketing division increased 22% during the three month period ended December 31, 2016 as compared to the same period in 2015. This division experienced a decrease in production of 3% for its gasoline blendstock for the three months ended December 31, 2016, compared to the same period in 2015. Our fuel oil cutter volumes increased 111% for the three months ended December 31, 2016, compared to the same period in 2015. Our pygas volumes increased 2% for the three months ended December 31, 2016 as compared to the same period in 2015.
We experienced no change in the volume of our TCEP refined product during the three months ended December 31, 2016, compared to the same period in 2015. We did not produce any TCEP finished product during the three months ended December 31, 2016 nor during the same period in 2015.
During the three months ended December 31, 2016, the processing costs for our Refining and Marketing business located at KMTEX were $479,608. Revenues for the same period were $3,168,730 while loss from operations was $346,470. During the three months ended December 31, 2015, the processing costs were $415,725. Revenues for the same period were $2,687,922 while loss from operations was $259,886.

In addition, commodity prices increased approximately 38% for the three months ended December 31, 2016, compared to the same period in 2015. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended December 31, 2016 increased $11.38 per barrel from a three month average of $29.78 per barrel during the three months ended December 31, 2015 to $41.16 per barrel during the three months ended December 31, 2016.
Overall gross profit increased 1,301% and our margin per barrel increased approximately 1,061% for the three months ended December 31, 2016, compared to the same period in 2015.  This increase was a result of the improvement in our feedstock pricing, which is a result of various initiatives during the period pursuant to which we were able to lower our costs of procuring used motor oil during the three months ended December 31, 2016. In our street collections and third party purchasing we were focused to lower the prices paid to generators and suppliers for used motor oil during 2016. Additionally, our street collections operations changed to a charge for services model where we implemented service fees for the handling of used motor oil, the managing of used oil filters, and various other services performed by our collection division during the second half of 2016 compared to this being a cost and us paying for these services to be done in prior periods. With the gradual increase in commodity prices during this period, along with our change to service charges model helped to offset the lower finished product values.
We had selling, general and administrative expenses (exclusive of merger related expenses and depreciation and amortization) of $4,804,400 for the three months ended December 31, 2016, compared to $6,982,422 from the prior year's period, a decrease of $2,178,022 or 31% from the prior period, due to a decrease in overall administrative expenses. We incurred an additional $64,857 of acquisition related expenses during the three months ended December 31, 2016 related to the acquisition of a collection route consisting of collecting, shipping and selling used oil, oil filters, antifreeze and other related services in the state of Louisiana in 2016. We recognized a $4,922,353 Goodwill Impairment in 2015, which eliminated the goodwill balance. This result occurred primarily due to the adverse impact of declining oil prices on current and anticipated future oil activity. Of the total, $1,367,838 relates to our Recovery segment and $3,554,515 relates to our Black Oil segment. Our Refining and Marketing segment has no goodwill recorded.
We had loss before income taxes of $2,385,422 for the three months ended December 31, 2016 compared to a loss before income taxes of $3,035,363 for the three months ended December 31, 2015.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2015

	Year Ended December 31,
	2016	2015	$ Change	% Change
Revenues	$98,078,914	$146,942,461	$(48,863,547)	(33)%

Cost of revenues	81,759,814	136,246,273	(54,486,459)	(40)%

Gross profit	16,319,100	10,696,188	5,622,912	53%

Reduction of contingent liability	—	(6,069,000)	6,069,000	100%

Selling, general and administrative expenses (exclusive of merger related expenses)	19,966,426	24,046,464	(4,080,038)	(17)%

Depreciation and amortization	6,277,215	6,636,593	(359,378)	(5)%

Acquisition related expenses	187,973	175,172	12,801	7%

Total selling, general and administrative expenses	26,431,614	24,789,229	1,642,385	7%

Income (loss) from operations	(10,112,514)	(14,093,041)	3,980,527	28%

Other Income (expense)
Provision for doubtful accounts	—	(654,820)	654,820	100%
Goodwill impairment	—	(4,922,353)	4,922,353	100%
Other income	5,974	(4,446)	10,420	234%
Gain (loss) on sale of assets	9,631,712	13,944	9,617,768	68,974%
Gain (loss) on change in value of derivative liability	49,876	5,479,463	(5,429,587)	(99)%
Gain (loss) on futures contracts	(548,380)	551,090	(1,099,470)	(200)%
Interest expense	(3,094,956)	(3,580,726)	485,770	14%
Total other income (expense)	6,044,226	(3,117,848)	9,162,074	294%

Income (loss) before income tax	(4,068,288)	(17,210,889)	13,142,601	76%

Income tax benefit (expense)	117,646	(5,306,000)	5,423,646	102%

Net income (loss)	(3,950,642)	(22,516,889)	18,566,247	82%

Net income (loss) attributable to non-controlling interest	2,179	—	2,179	100%

Net income (loss) attributable to Vertex Energy, Inc.	$(3,952,821)	$(22,516,889)	$18,564,068	82%

Each of our segment’s gross profit during these periods was as follows:

	Year Ended December 31,
	2016	2015	$ Change	% Change
Black Oil
Total revenue	$76,634,940	$103,890,188	$(27,255,248)	(26)%
Total cost of revenue	63,700,341	100,425,891	(36,725,550)	(37)%
Gross profit	$12,934,599	$3,464,297	$9,470,302	273%

Refining And Marketing
Total revenue	$13,154,777	$31,154,066	$(17,999,289)	(58)%
Total cost of revenue	10,772,867	27,814,225	(17,041,358)	(61)%
Gross profit	$2,381,910	$3,339,841	$(957,931)	(29)%

Recovery
Total revenue	$8,289,197	$11,898,207	$(3,609,010)	(30)%
Total cost of revenue	7,286,606	8,006,157	(719,551)	(9)%
Gross profit	$1,002,591	$3,892,050	$(2,889,459)	(74)%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.
Total revenues decreased 33% for the year ended December 31, 2016, compared to the year ended December 31, 2015, due primarily to decreased volumes (as described below) in addition to sharp declines in finished product prices during the first half of the year. Additionally, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for 2016 decreased $8.51 per barrel from a 2015 average of $40.74 per barrel to an average of $32.23 per barrel during 2016. On average, prices we received for our products decreased 21% for the year ended December 31, 2016, compared to the year ended December 31, 2015.
Volume for our Black Oil division decreased 16% during fiscal 2016 compared to 2015. This volume decrease is attributable to the decreased amount of product which was processed through our facilities in Columbus, Ohio and our TCEP facility during the period ended December 31, 2016 compared to the same period in 2015. Our per barrel margin in the Black Oil division increased approximately 345% for the year ended December 31, 2016 from the same period in 2015. The increase in margins was due to the changes made in our street collections and third party purchasing in connection with our focus on lowering the prices paid to generators and suppliers for used motor oil during 2016. Additionally, our street collections operations changed to a charge for services model where we implemented service fees for the handling of used motor oil, the managing of used oil filters, and various other services performed by our collection division during the second half of 2016. As volumes and production increase in our Black Oil division it often takes a few quarters to recognize increased additional per barrel margin, this is because of the fact that when we move into a new geographic location it takes us a period of time before we are able to realize and benefit from economies of scale.
Our Black Oil business, which includes our TCEP facility, the Marrero facility and the Heartland facility, generated revenues of $76,634,940 for the year ended December 31, 2016, with cost of revenues of $63,700,341, producing a gross profit of $12,934,599. During the year ended December 31, 2015, these revenues were $103,890,188 with cost of revenues of $100,425,891, producing a gross profit of $3,464,297. Gross profit increased for the year ended December 31, 2016, compared to 2015, as a result of increased finished product values through our various facilities and the implementation of charges for services as previously discussed.
Total volume company-wide decreased 22% during fiscal 2016 compared to 2015, and our per barrel margin increased approximately 26% for fiscal 2016, compared to 2015. This increase was a result of lower prices we paid for feedstock and charging for services through our street collections division, increased costs to run the business, fixed costs remaining the same and the recent expansions into Columbus, Ohio and Marrero, Louisiana as well as the overall impact from the falling commodity markets during 2015.

Our Refining and Marketing division experienced a decrease in production of 39% for its fuel oil cutterstock product for the year ended December 31, 2016, compared to the same period in 2015, and our fuel oil cutterstock commodity prices decreased approximately 20% over the same period. The average posting (U.S. Gulfcoast No. 2 Waterborne) during 2016 decreased $12.76 per barrel from $63.77 per barrel for 2016 to $51.01 per barrel for 2015.
Our pygas production decreased 31% for the year ended December 31, 2016, compared to the same period in 2015 and commodity prices decreased approximately 14% for our pygas finished product for 2016, compared to the same period in 2015.
Our gasoline blendstock volumes decreased 79% for the year ended December 31, 2016 as compared to 2015.  The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) during 2016 decreased $.22 per gallon from $1.57 per gallon for 2015 to $1.35 per gallon during 2015. The overall decrease in revenues associated with our Refining and Marketing division was due to decreases in volumes as well as commodity prices for the year ended December 31, 2016.
Overall volume for the Refining and Marketing division decreased 47% during the year ended December 31, 2016, compared to the year ended December 31, 2015. Margins per barrel increased in the Refining and Marketing division as a result of market conditions as well as decreased volumes.
During the year ended December 31, 2016, the processing costs for our Refining and Marketing business located at KMTEX were $1,992,433. Revenues for the same period were $13,154,777 while loss from operations was $402,317. During the year ended December 31, 2015, the processing costs for our Refining and Marketing business located at KMTEX were $3,845,209. Revenues for the same period were $31,154,066 while income from operations was $363,708.
Our TCEP technology was not operated during the year ended December 31, 2016 producing finished product due to market conditions. Our TCEP technology was not operated during the 2015 fourth quarter (for the purpose of producing finished cutterstock),yet it generated revenues of $14,611,336 during the year ended December 31, 2015, with cost of revenues of $14,051,582, producing a gross profit of $559,754. The TCEP process is currently being utilized as a pre-treatment for the Used Motor Oil being purchased in the Texas market and then being sent to our Marrero, Louisiana facility. We currently do not have an estimate as to when or if we may utilize this technology for the production of finished cutterstock in the future.
Our Recovery division includes the business operations of Vertex Recovery as well as that of E-Source. Revenues for this division decreased during 2016 as compared to the same period in 2015. This division periodically participates in project work that is not ongoing, thus we expect to see fluctuations in revenue and gross profit from period to period. These projects are typically bid related and can take time to line out and get going; however we believe these are very good projects for the Company and we anticipate more in the upcoming periods.
Prevailing prices of certain commodity products can significantly impact our revenues and cash flows. As noted above the revenue variances from fiscal 2015 to 2016 were largely impacted due to the changes in commodity pricing between the two periods as detailed below.
The following table sets forth the high and low spot prices during 2016 for our key benchmarks.

2016
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.55	December 30	$0.78	January 20
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.73	December 29	$0.89	February 9
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$47.50	December 30	$16.24	January 19
NYMEX Crude oil (Dollars per barrel)	$54.06	December 28	$26.21	February 9
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during 2015 for our key benchmarks.

2015
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.96	April 30	$0.89	December 14
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.06	June 10	$1.10	December 22
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$54.73	May 6	$20.04	December 30
NYMEX Crude oil (Dollars per barrel)	$60.93	May 6	$34.73	December 18
Reported in Platt's US Marketscan (Gulf Coast)
We saw on average a fairly unstable market in each of the benchmark commodities we track during 2016 and 2015. During the first half of 2016, the commodity markets experienced a steady decline due to overall global economic conditions mostly related to supply and demand for the products we track, and their improvement throughout the second half of 2016.
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
Gross profit increased 53% from $10,696,188 for the year ended December 31, 2015 to $16,319,100 for the year ended December 31, 2016, primarily due to changes made to our business specifically around our street collections of used motor oil where we are now charging for our services of collecting used motor oil and filters versus paying in prior years, and the slight improvement in commodity prices during the second half of 2016.
We had selling, general and administrative expenses (exclusive of acquisition related expenses and depreciation and amortization) of $19,966,426 for the year ended December 31, 2016, compared to $24,046,464 from the prior year’s period, a decrease of $4,080,038 or 17% from the prior period, due to a decrease in the associated costs of maintaining the Bango facility until the sale in 2016.
We had total other income of $6,044,226 for the year ended December 31, 2016, compared to total other expense of $3,117,848 for the year ended December 31, 2015. The main reasons for the increase in other income was a $9,617,768 increase in gain on sale of assets to $9,631,712 for the year ended December 31, 2016, compared to $13,944 for the year ended December 31, 2015 (as described in greater detail below), $4,922,353 of goodwill impairment in connection with the full impairment of the goodwill related to our Black Oil and Recovery divisions and a $485,770 decrease in interest expense associated with the credit agreements, described below under “Liquidity and Capital Resources” during 2015, compared to 2016. We had $49,876 and $5,479,463 of gain on change in value of derivative liability for the year ended December 31, 2016 and 2015, respectively, in connection with a beneficial conversion feature on certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 15. Preferred Stock and Temporary Equity" to the consolidated financial statements included herein under "Part II"-"Item 8- Financial Statements and Supplementary Data".
We had a loss on futures contracts of $548,380 for the year ended December 31, 2016 compared to a gain on futures contracts of $551,090 for the year ended December 31, 2015. We use futures contracts to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure.
We had gain on the sale of assets of $9,631,712 for the year ended December 31, 2016, mainly related to the purchase and sale of the Bango facility in January 2016.

We had a loss before income taxes of $4,068,288 for the year ended December 31, 2016 compared to a loss before income taxes of $17,210,889 for the year ended December 31, 2015, a 76% decrease.  The decrease in net loss before taxes was largely due to changes made to our business as discussed above and the slight improvement during the second half of 2016 in commodity prices, the decreased operating expenses related, in addition to the decreased selling, general and administrative expenses.  We had no reduction in contingent liability during the 12 months ended December 31, 2016. We had a reduction in contingent liability during the 12 months ended December 31, 2015 of $6,069,000 which positively affected income from operations during 2015.
We had an income tax benefit of $117,646 during the 12 month period ended December 31, 2016, compared to an income tax expense of $5,306,000 during the 12 month period ended December 31, 2015.
We had a net loss of $3,952,821 for the year ended December 31, 2016 compared to a net loss of $22,516,889 for the year ended December 31, 2015, a decrease in net loss of $18,564,068 or 82% from the prior period for the reasons described above.
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the quarters ended December 31, September 30, June 30, and March 31, 2016 and 2015, respectively.

	Statements of Operations by Quarter
	Fiscal 2016				Fiscal 2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenues	$31,055,936	$28,461,930	$24,428,444	$14,132,604	$20,875,827	$39,262,584	$49,119,711	$37,684,339
Cost of revenues	25,758,117	22,462,171	19,168,398	14,371,128	20,497,691	34,104,949	43,635,177	38,008,456
Gross profit	5,297,819	5,999,759	5,260,046	(238,524)	378,136	5,157,635	5,484,534	(324,117)
Reduction of contingent liability	—	—	—	—	(6,069,000)	—	—	—
Selling, general and administrative expenses	4,804,400	4,978,004	4,688,035	5,495,987	6,982,422	6,052,764	5,641,250	5,370,028
Depreciation and amortization	1,569,414	1,560,562	1,553,655	1,593,584	1,920,416	1,597,881	1,561,314	1,556,982
Acquisition related expenses	64,857	47,217	26,523	49,376	11,584	5,910	—	157,678
Total selling, general and administrative expenses	6,438,671	6,585,783	6,268,213	7,138,947	2,845,422	7,656,555	7,202,564	7,084,688
Income (loss) from operations	(1,140,852)	(586,024)	(1,008,167)	(7,377,471)	(2,467,286)	(2,498,920)	(1,718,030)	(7,408,805)

Other income (expense)
Provision for doubtful accounts	—	—	—	—	1,995,180	—	—	(2,650,000)
Goodwill Impairment	—	—	—	—	(4,922,353)	—	—	—
Interest income	1,522	1,490	2,486	476	(4,475)	11	10	8
Gain(loss) Asset Sales	(1,323)	(68,799)	—	9,701,834	92,261	(20,657)	12,818	(70,478)
Gain on change in value of derivative liability	(674,309)	1,065,217	1,645,288	(1,986,320)	2,844,430	818,051	1,816,982	—
Gain on futures contracts	(196,560)	(90,061)	(317,675)	55,916	155,660	395,430	—	—
Interest expense	(373,900)	(399,545)	(406,019)	(1,915,492)	(728,780)	(763,791)	(556,975)	(1,531,180)
Total other income (expense)	(1,244,570)	508,302	924,080	5,856,414	(568,077)	429,044	1,272,835	(4,251,650)

Income (loss) before income taxes	(2,385,422)	(77,722)	(84,087)	(1,521,057)	(3,035,363)	(2,069,876)	(445,195)	(11,660,455)
Income tax benefit (expense)	—	—	—	117,646	—	—	—	(5,306,000)
Net income (loss)	(2,385,422)	(77,722)	(84,087)	(1,403,411)	(3,035,363)	(2,069,876)	(445,195)	(16,966,455)

Net income (loss)attributable to non-controlling interest	13,372	30,234	(41,427)	—	—	—	—	—

Net income (loss)attributable to Vertex Energy, Inc.	(2,398,794)	(107,956)	(42,660)	(1,403,411)	(3,035,363)	(2,069,876)	(445,195)	(16,966,455)
Number of weighted average common shares outstanding
Basic	32,414,943	30,576,485	29,765,702	29,304,722	28,198,701	28,198,701	28,130,575	28,118,396
Diluted	32,414,943	30,576,485	29,765,702	29,304,722	28,198,701	28,198,701	28,130,575	28,118,396

	Statements of Operations by Quarters
	Fiscal 2016				Fiscal 2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$23,757,821	$22,907,235	$19,836,390	$10,133,494	$17,004,934	$27,632,744	$34,338,534	$24,913,976
Cost of revenues	19,123,192	17,817,032	15,557,879	11,202,238	17,244,210	25,128,353	30,912,204	27,141,124
Gross profit	$4,634,629	$5,090,203	$4,278,511	$(1,068,744)	$(239,276)	$2,504,391	$3,426,330	$(2,227,148)
Refining & Marketing
Revenues	$3,168,730	$4,436,111	$2,923,481	$2,626,455	$2,687,922	$8,752,135	$11,447,889	$8,266,120
Cost of revenues	2,893,913	3,610,051	2,169,238	2,099,665	2,270,299	8,281,753	9,956,771	7,305,402
Gross profit	$274,817	$826,060	$754,243	$526,790	$417,623	$470,382	$1,491,118	$960,718
Recovery
Revenues	$4,129,385	$1,118,584	$1,668,573	$1,372,655	$1,182,971	$2,877,705	$3,333,288	$4,504,243
Cost of revenues	3,741,012	1,035,088	1,441,281	1,069,225	983,182	694,843	2,766,202	3,561,930
Gross profit	$388,373	$83,496	$227,292	$303,430	$199,789	$2,182,862	$567,086	$942,313
The below graph charts our total quarterly revenue over time from March 31, 2015 to December 31, 2016:
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
We had total assets of $86,985,968 as of December 31, 2016 compared to $93,644,816 at December 31, 2015.  This decrease was partly due to the $4,714,326 decrease in net fixed and intangible assets as of December 31, 2016, and no assets held for sale during 2016 as compared to $11,170,243 in 2015.  Total current assets as of December 31, 2016 of $21,185,452 include cash and cash equivalents of $1,701,435, escrow- restricted cash and cash equivalents of $1,504,723 accounts receivable, net, of $10,952,219, inventory of $4,357,958 and prepaid expenses of $2,669,117.  Long term assets consisted of fixed assets, net, of $50,029,934, a net intangible asset in the amount of $15,252,332 which primarily represents the value of the Company’s patents, and other assets of $518,250. Net fixed assets decreased $2,998,673 as a result of accumulated depreciation in the normal course of business.
Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.
We had total current liabilities of $22,453,644 as of December 31, 2016, compared to $33,665,411 at December 31, 2015. This decrease was largely due to the decrease in our accounts payable and current portion of long-term debt during the year ended December 31, 2016. Accounts payable totaled $9,440,696 as of December 31, 2016, compared to $13,244,388 as of December 31, 2015. The current portion of long-term debt including the revolving note, totaled $12,375,321 as of December 31, 2016, compared to $19,533,613 as of December 31, 2015. The total portion of long-term debt totaled $1,848,111 compared to $5,539,659, as of December 31, 2016, compared to 2015. We had $133,153 of current portion of capital lease liabilities as of December 31, 2016 compared to $186,948 as of December 31, 2015. The payments of our debt are the main reason of the overall reduction.
We had total liabilities of $28,667,747 as of December 31, 2016, including current liabilities of $22,453,644 and long-term liabilities of $6,214,103, which included $1,848,111 of long-term debt representing notes payable to Texas Citizens bank, and $4,365,992 of derivative liability related to the Series B and B1 Preferred Stock dividend to be issued. The Series B1 Preferred Stock was created during the year which attributed to the increase in our derivative liability.
We had negative working capital of $1,268,192 as of December 31, 2016, compared to negative working capital of $10,498,637 as of December 31, 2015. The decrease in working capital deficit is mainly due to the decrease in current portion of long-term debt and accounts payable and accrued expenses offset by increases in cash and cash equivalents, accounts receivable, and inventory (as described above and in the notes to the financial statements).
Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including commodity prices, the cost of recovered oil, and the ability to turn our inventory.  Other factors that have affected and are expected to continue to affect earnings and cash flow are transportation, processing, and storage costs.  Over the long term, our operating cash flows will also be impacted by our ability to effectively manage our administrative and operating costs. Additionally, we may incur future capital expenditures related to new refining facilities. During the first quarter of 2016 our Heartland facility experienced a fire at the re-refinery, this affected our cash flows during the first quarter as well as into the second quarter as this facility worked to come back on-line. The Heartland facility became fully operational in May 2016.
In February 2013, Bank of America, N.A. (“BOA”) agreed to lease the Company up to $1,025,000 of equipment to enhance the TCEP operation. Monthly payments are fixed for the sixty month duration of the lease at $13,328 per month. The lease also provides an early buy-out right for the Company and a right for the Company to extend the lease at the end of its term.
As a result of the E-Source acquisition the Company has notes payable to various financial institutions, bearing interest at rates ranging from 6% to 6.35%, maturing from November, 2015 to April, 2023. The balance of the notes payable is $1,531,506 at December 31, 2016.
The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $1,060,065 at December 31, 2016.
On May 2, 2014, in connection with the closing of the Omega acquisition, the Company assumed two capital leases totaling $3,154,860. Payments made since 2014 have reduced the balance to $133,153 at December 31, 2016.
Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC
Effective February 1, 2017, we, Vertex Operating, and substantially all of our other operating subsidiaries, other than E-Source, entered into a Credit Agreement (the “EBC Credit Agreement”) with Encina Business Credit, LLC as agent (the “Agent” or “EBC”) and Encina Business Credit SPV, LLC and CrowdOut Capital LLC as lenders thereunder (the “EBC Lenders”). Pursuant to the EBC Credit Agreement, and the terms thereof, the EBC Lenders agreed to loan us up to $20 million, provided that the amount outstanding under the EBC Credit Agreement at any time cannot exceed 50% of the value of the operating plant facilities and related machinery and equipment owned by us (not including E-Source), based on the most recent appraisal of such facilities.

A total of $12 million was loaned to us by the EBC Lenders on February 1, 2017 pursuant to the terms of the EBC Credit Agreement, and a total of an additional $8 million in funding may be requested by us from the EBC Lenders, from time to time, subject to the terms of the EBC Credit Agreement, and the conditions for lending set forth therein, subject to a minimum of $500,000, or a multiple of $100,000 above such amount, being requested at any time.

Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time.

The EBC Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon.

We agreed to pay the agent certain fees in connection with the EBC Credit Agreement, including a fee equal to 0.5% of a portion of the undrawn portion of the EBC Credit Agreement per annum (equal to $30,000 at closing) and a termination fee, in the event the EBC Credit Agreement terminates prior to the maturity date thereof (or we reduce the amount available for loans thereunder), equal to 2% of the amount repaid (or the reduction in the amount available under the EBC Credit Agreement). Notwithstanding the above, during the period beginning six months prior to the maturity date and ending on the maturity date, no early termination fee is due if we provide prior written notice to the agent at least ninety (90) days prior to the applicable termination date.

The amounts borrowed under the EBC Credit Agreement are guaranteed by us and our subsidiaries, other than E-Source, pursuant to a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), whereby we also pledged substantially all of our assets and all of the securities of our subsidiaries (other than E-Source) as collateral securing the amount due under the terms of the EBC Credit Agreement. We also provided EBC mortgages on our Marrero, Louisiana, and Columbus, Ohio facilities to secure the repayment of outstanding amounts and agreed to provide mortgages on certain other real property to be delivered post-closing.

We agreed to use the proceeds raised under the EBC Credit Agreement for working capital, capital expenditures, general corporate purposes and to refinance the Existing Credit Obligations (as defined below), and subject to the terms of the EBC Credit Agreement, to finance permitted acquisitions.

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the EBC Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.5 million of average borrowing availability under the Revolving Credit Agreement (defined below) in any 30 day period.

We are required to repay the amounts borrowed under the EBC Credit Agreement in the event we complete any disposition of assets or securities, receive any funds in connection with any insurance proceeds, and/or upon the occurrence of certain other events, subject to certain exceptions described in the EBC Credit Agreement. Additionally, commencing with the first full fiscal month after which the initial principal amount of the loans advanced under the EBC Credit Agreement is equal to or greater than $17 million and for each fiscal quarter thereafter, we are required to prepay the amount due under the EBC Credit Agreement in an amount equal to 50% of our cash flow, less principal payments (including voluntary repayments) made under the EBC Credit Agreement, approved capital expenditures and certain other approved expenses.

The EBC Credit Agreement includes customary events of default for facilities of a similar nature and size as the EBC Credit Agreement, including if an event of default occurs under any agreement evidencing $500,000 or more of indebtedness of the Company; we fail to make any payment when due under any material agreement; subject to certain exceptions, any judgment is entered against the Company in an amount exceeding $500,000; and also provides that an event of default occurs if a change in control of the Company occurs, which includes if (a) Benjamin P. Cowart, the Company’s Chief Executive Officer, Chairman of the Board and largest shareholder and Chris Carlson, the Chief Financial Officer of the Company, cease to own and control legally and beneficially, collectively, either directly or indirectly, equity securities in Vertex Energy, Inc., representing more than 15% of the combined voting power of all securities entitled to vote for members of the board of directors or equivalent on a fully-diluted basis, (b) the acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group of securities representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding securities of Vertex Energy, Inc., or (c) during any period of 12 consecutive months, a majority of the members of the board of directors of the Company cease to be composed of individuals (i) who were members of that board or equivalent governing body on the first day of such period, (ii) whose election or nomination to that board or equivalent governing body was approved by individuals referred to in clause (i) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body or (iii) whose election or nomination to that board or other equivalent governing body was approved by individuals referred to in clauses (i) and (ii) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body (collectively “Events of Default”). An event of default under the Revolving Credit Agreement (defined below), is also an event of default under the
EBC Credit Agreement.

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 0.78% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%). Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each, beginning on the first business day of the first full month following the closing.
The Revolving Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon.
We agreed to pay the agent certain fees in connection with the Revolving Credit Agreement, including a commitment fee equal to 0.5% per annum, multiplied by the actual daily amount by which the amount outstanding under the Revolving Credit Agreement is less than the $10 million aggregate commitment thereunder during the immediately preceding quarter, payable monthly in arrears and a termination fee, in the event the Revolving Credit Agreement terminates prior to the maturity date thereof (or we reduce the amount available for loans thereunder), equal to 2% of the aggregate commitment amount (or the reduction in such amount) if terminated prior to the one year anniversary of our entry into the Revolving Credit Agreement, 1% of the aggregate commitment amount (or reduction in such amount) if terminated between the one year anniversary and two year anniversary of our entry into the Revolving Credit Agreement and 0.5% of the aggregate commitment amount (or reduction in such amount) if terminated after the two year anniversary of our entry into the Revolving Credit Agreement. Notwithstanding the above, during the period beginning six months prior to the maturity date and ending on the maturity date, no early termination fee is due if we provide prior written notice to the agent at least ninety (90) days prior to the applicable termination date.
We can request funds from time to time under the terms of the Revolving Credit Agreement, subject to us requesting a minimum of $500,000 ($100,000 upon certain events), or a multiple of $100,000 above such amount.

The amounts borrowed under the Revolving Credit Agreement are guaranteed by us and our subsidiaries other than E-Source pursuant to a separate Guaranty and Security Agreement, similar to the EBC Credit Agreement, described in greater detail above. We also provided Encina mortgages on our Marrero, Louisiana, and Columbus, Ohio facilities to secure the repayment of outstanding amounts.
We agreed to use the proceeds raised under the Revolving Credit Agreement for working capital, capital expenditures, general corporate purposes and to refinance the Existing Credit Obligations (as defined below).
The Revolving Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify Encina and its affiliates. The Revolving Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the Revolving Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the Revolving Credit Agreement is in place, and requiring us to maintain at least $2.5 million of average borrowing availability under the Revolving Credit Agreement in any 30 day period.
We are required to repay the amounts borrowed under the Revolving Credit Agreement in the event we complete any disposition of assets or securities, receive any funds in connection with any insurance proceeds, and/or in certain other events, subject to certain exceptions described in the Revolving Credit Agreement.
The Revolving Credit Agreement includes customary events of default for facilities of a similar nature and size as the Revolving Credit Agreement, including the same Events of Default as are described above under the description of the EBC Credit Agreement.
A total of $11,282,537 of the amount borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under (a) the Restated Goldman Credit Agreement (defined and described in greater detail below under “Credit and Guaranty Agreement with Goldman Sachs Bank USA”), (b) the MidCap Loan Agreement (defined below under “MidCap Loan Agreement”); and (c) the Fox Note (defined below under “Fox Note”)(collectively, “Existing Credit Obligations”), all of which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Restated Goldman Credit Agreement and Midcap Loan Agreement, and our right to borrow funds thereunder were terminated.
Credit and Guaranty Agreement with Goldman Sachs Bank USA
On May 2, 2014, the Company entered into a Credit and Guaranty Agreement (as amended from time to time, the “Goldman Credit Agreement”) with Goldman Sachs Bank USA. Pursuant to the agreement, Goldman Sachs Bank USA loaned the Company $40,000,000 in the form of a term loan. As set forth in the Goldman Credit Agreement, the Company has the option to select whether loans made under the Goldman Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the Adjusted LIBOR Rate. Interest on the Goldman Credit Agreement is payable monthly in arrears. Amortizing principal payments are due on the Goldman Credit Agreement in the amount of $800,000 per fiscal quarter thereafter until maturity on May 2, 2019.
The Goldman Sachs Bank USA financing arrangement is secured by all of the assets of the Company, but was subordinate to the Bank of America credit agreement described below.
On December 5, 2014 and March 26, 2015, we, Vertex Operating, and substantially all of our other subsidiaries (other than E-Source), Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender (“Agent”), entered into a First Amendment and Second Amendment, respectively, to the Goldman Credit Agreement (the “Second Amendment”). We were continuing under the Goldman Credit Agreement and the parties entered into the Second Amendment to among other things, provide for the waiver of the prior defaults and to restructure certain covenants and other financial requirements of the Goldman Credit Agreement and to allow for our entry into the MidCap Loan Agreement (described below).
The amendments to the Goldman Credit Agreement effected by the Second Amendment include, but are not limited to:

•
Effecting various amendments to the Goldman Credit Agreement to substitute the name of MidCap Business Credit, LLC and the MidCap Loan Agreement (as described below) in place of Bank of America, NA ("BOA"), and the Company's prior Goldman Credit Agreement with BOA.

•
Increasing the interest rate of certain outstanding loans made under the terms of the Goldman Credit Agreement by up to 2% per annum, based on the leverage ratio of debt to consolidated EBITDA of the Company.

•	Changing the calculation dates for certain fixed charge ratios required to be calculated pursuant to the terms of the Goldman Credit Agreement.

•	Changing how certain debt leverage ratios are calculated under the terms of the Goldman Credit Agreement.

•
Increasing the additional default interest payable upon the occurrence of an event of default under the Goldman Credit Agreement to 4% per annum (compared to 2% per annum for all other defaults) above the then applicable interest rate in the event we failed to make the Required Prepayment (as defined below).

•
Providing that no quarterly amortization payments would be due under the terms of the Goldman Credit Agreement for the quarters ended March 31, 2015 and June 30, 2015 (previously amortization payments of $800,000 per quarter were due for both such quarters).

•	Providing that we were not required to meet certain debt and leverage covenants for certain periods of fiscal 2015.

•
Requiring that we raise at least $9.1 million by June 30, 2015 through the sale of equity, and that we were required to pay such funds directly to the Lender as a mandatory pre-payment of the amounts outstanding under the Goldman Credit Agreement (the “Required Payment”), which required payment was paid in June 2015, as described below.

•
Changing certain of the required prepayment terms of the Goldman Credit Agreement, which require us to prepay the amounts owed under the Goldman Credit Agreement in an amount equal to 100% of the extent total consolidated debt exceeds (x) total consolidated EBITDA (as calculated pursuant to the agreement) multiplied by (y) the maximum debt leverage ratios described in the Goldman Credit Agreement, provided that no prepayments in connection with such requirements are required to be made through December 31, 2015.

•
Reducing the amount of allowable additional borrowings we can make under other debt agreements and facilities to $7 million in aggregate (including not more than $6 million under the MidCap Loan Agreement through December 31, 2015).

•	Changing certain fixed charge, leverage ratios and consolidated EBITDA calculations, definitions, and requirements relating to covenants under the Goldman Credit Agreement.

•
Changing the required amount of cash on hand and available borrowings under the MidCap Loan Agreement. We were required to have at least (a) $750,000 after the date of the Second Amendment and prior to June 30, 2015, (b) $1.5 million at any time after June 30, 2015 and prior to December 31, 2015, (c) $2 million at any time after December 31, 2015 and prior to June 30, 2016, (d) $2.5 million at any time after June 30, 2016 and prior to December 31, 2016, and (e) $3 million at any time after December 31, 2016.

The Lender also waived all of the prior defaults which the Lender had provided the Company notice of previously (which were all of the known defaults that existed at the time of the parties’ entry into the Second Amendment) and the Company and its subsidiaries provided a release in favor of the Lender and its representatives and assigns. We also agreed to pay the Agent a fee of $50,000 per year (including $50,000 paid upon our entry into the Second Amendment) as an administration fee; and pay the Agent certain prepayment fees in the event we prepay amounts outstanding under the Goldman Credit Agreement prior to March 26, 2018, provided no prepayment fee is due in connection with the Required Payment or certain other mandatory prepayments required under the terms of the Goldman Credit Agreement, subject to certain exceptions.
As additional consideration for the Lender agreeing to the terms of the Second Amendment, we granted Goldman, Sachs & Co., an affiliate of the Lender (the “Holder”) a warrant to purchase 1,766,874 shares of our common stock which was evidenced by a Common Stock Purchase Warrant (the “Lender Warrant”). The Lender Warrant was to expire on March 26, 2022 and originally had an exercise price equal to the lower of (x) $3.39583 per share; and (y) the lowest price per share at which we issue any common stock (or sets an exercise price for the purchase of common stock) between the date of our entry into the Lender Warrant and June 30, 2015. The Lender Warrant was exercisable by the Holder at any time after September 1, 2015, including pursuant to a cashless exercise. The Lender Warrant provided that in the event that, prior to June 30, 2015, we prepaid the amount owed under the Goldman Credit Agreement in an amount greater than $9.1 million (i.e., in an amount greater than the Required Payment) then the number of shares of common stock issuable upon exercise of the Lender Warrant is reduced by the pro rata amount by which the amount prepaid exceeds $9.1 million and is less than $15.1 million, provided that if prior to June 30, 2015 we prepaid at least $6 million in addition to the Required Payment the Lender Warrant automatically terminated.
On June 18, 2015, the Company entered into the Third Amendment to Credit and Guaranty Agreement (the “Third Amendment”), which amended the Goldman Credit Agreement (defined above). The amendments to the Goldman Credit Agreement effected by the Third Amendment include, but are not limited to:

•	Extending the time period pursuant to which we were required to make certain post-closing deliverables pursuant to the terms of the Goldman Credit Agreement.

•
Providing that we were not required to meet certain debt and leverage covenants for certain periods extending until March 31, 2016 (previously we were required to meet such covenants beginning with the quarter ended December 31, 2015).

•
Extending the date we were required to begin making required prepayments under the terms of the Goldman Credit Agreement, in an amount equal to 100% to the extent total consolidated debt exceeds (x) total consolidated EBITDA (as calculated pursuant to the agreement) multiplied by (y) the maximum debt leverage ratios described in the Goldman Credit Agreement, until March 31, 2016 (previously no payments were required to be made through December 31, 2015).

•
Reducing certain required consolidated EBITDA targets pursuant to the terms of the Goldman Credit Agreement to be more favorable to the Company, including reducing such targets to $250,000, $1.5 million, $4.25 million, $7.25 million and $9.5 million for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016 (and each quarter thereafter), respectively, compared to $3 million, $5.5 million, $8 million, $9 million and $10 million, respectively.

•
Extending the date we were required to begin meeting various leverage ratios and consolidated EBITDA targets as set forth in the Goldman Credit Agreement from December 31, 2015 and June 30, 2015, to March 31, 2016 and September 30, 2015, respectively.

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
Effective June 29, 2015, we repaid $15.1 million of the amount owed to the Lender under the Goldman Credit Agreement, and as a result, the Lender Warrant and rights thereunder were canceled and terminated.
On November 9, 2015, we, Vertex Operating, and certain of our subsidiaries, Lender, as lender and Agent, as administrative agent, entered into a Fourth Amendment to Goldman Credit Agreement (the “Fourth Amendment”). The amendments to the Goldman Credit Agreement effected by the Fourth Amendment include, but are not limited to:

•
Including Vertex OH in the calculation of Consolidated Adjusted EBITDA, once Vertex OH has (a) delivered certain required mortgages and legal opinions in respect to its real estate properties and in order to create a valid first priority security interest in such real estate properties in favor of the Agent, (b) taken action to cause certain deposit accounts of Vertex OH to become controlled accounts under the Goldman Credit Agreement; and (c) appointed an agent for service of process in New York.

•	Excluding from the definition of Consolidated Liquidity any amounts which are more than 75 days past due.

•	Changing the beginning calculation dates for certain fixed charge ratios required to be calculated pursuant to the terms of the Goldman Credit Agreement from December 31, 2015 to March 31, 2016.

•	Changing the way certain required leverage ratios are calculated as provided in the Goldman Credit Agreement.

•
Extending the date that we were required to begin making installment payments on the Goldman Credit Agreement from September 30, 2015 to the earlier of (a) December 31, 2015; and (b) the date we receive insurance proceeds from the Nevada plant of at least $800,000.

•
Removing prior restrictions which prevented Vertex OH from undertaking certain actions including co-mingling funds with the Company’s other subsidiaries and which required such entity to maintain its own books and records.

•
Extending the date we were required to begin meeting various leverage ratios relating to indebtedness, fixed charge ratios and consolidated EBITDA targets (while also reducing such consolidated EBITDA targets) from December 31, 2015 to March 31, 2016, and in some cases modifying the calculation of such ratios.

•
Reducing minimum consolidated liquidity amounts to not less than (i) $500,000 at any time from the date of the Fourth Amendment to December 31, 2015, (ii) $750,000 at any time after December 31, 2015 and on or prior to March 31, 2016, and (iii) $1,000,000 at any time after March 31, 2016.

Additionally, the Agent and the Company agreed that if the Company prepays, for any reason, all or any part of the principal balance of the amount owed under the Goldman Credit Agreement on or prior to June 18, 2018, the Company would pay the Agent a prepayment premium (“Prepayment Premium”) equal to (i) the greater of (a) 4.00% of such prepayment and (b) the Yield Maintenance Premium (defined below) with respect to such prepayment, if such repayment occurs on or prior to June 18, 2017, (ii) 2.00% of such repayment if such repayment occurs after June 18, 2017 and on or prior to June 18, 2018, and (iii) nothing thereafter; provided, however, that no Prepayment Premium is due with respect to any mandatory prepayment from (1) insurance proceeds received pursuant to the terms of the Goldman Credit Agreement, (2) excess cash flow under the terms of the Goldman Credit Agreement, (3) amounts required to be paid under the Goldman Credit Agreement in the event, among other things, certain EBITDA targets and leverage ratios are not met, (4) certain other mandatory prepayments of the amounts owed under the Goldman Credit Agreement; (5) tax return payments under the Goldman Credit Agreement, or voluntary prepayments of the amounts owed under the Goldman Credit Agreement prior to January 31, 2016. “Yield Maintenance Premium” means an amount equal to (1) the aggregate amount of interest which would have otherwise been payable on the amount of the principal prepayment from the date of prepayment until June 18, 2017, minus (2) the aggregate amount of interest the holder of the debt would earn if the prepaid principal amount were reinvested for the period from the date of prepayment until June 18, 2017 in treasury securities. Finally, the Agent agreed to Vertex OH becoming a party to the Midcap Loan Agreement (described below) and to guaranteeing certain debt owed to Midcap thereunder.
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Lender and Agent entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Goldman Credit Agreement”), which amended and restated the Goldman Credit Agreement. The Restated Goldman Credit Agreement changed the Goldman Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Goldman Credit Agreement on substantially similar terms as the then outstanding amounts owed to the Lender); modified the Goldman Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant; provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by the Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allow for the issuance of the Fox Note and the Mortgage (each as described and defined above under “Part I - Item 1. Business - 2016 Material Events - Purchase and Sale Agreement, Churchill County, Nevada Plant”; confirmed that we were required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Goldman Credit Agreement as a result of various financial ratios we were required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Goldman Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Goldman Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we were required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Goldman Credit Agreement include events of default under the Fox Note; and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Goldman Credit Agreement.

Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement
On May 9, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”), which amended the Restated Goldman Credit Agreement. Pursuant to Amendment No. 1, we, Vertex Operating, substantially all of our other wholly-owned subsidiaries, the Lender and the Agent, agreed to amend the Restated Goldman Credit Agreement to (a) change the threshold constituting a change of control under the Restated Goldman Credit Agreement, from any time that Benjamin P. Cowart, our Chief Executive Officer, Chairman and largest stockholder, ceases to beneficially own and control at least 20% on a fully diluted basis of the economic and voting interests of our capital stock (“Fully-Diluted Capital Stock”), to any time that Mr. Cowart beneficially owns less than 10% of our Fully-Diluted Capital Stock; (b) extend the date that we were required to meet certain fixed charge coverage ratios from the quarter ending September 30, 2016, to the quarter ending March 31, 2017; (c) adjust the calculation of leverage ratio described in the Restated Goldman Credit Agreement; (d) allow for the May 2016 Offering and the required payment of $800,000 to the Lender in connection with such May 2016 Offering (representing the payment originally due June 30, 2016); (e) provide that the financial covenants relating to fixed charge ratios and leverage ratios would not be tested for the quarters ending September 30, 2016 and December 31, 2016; (f) amend the required timing for certain other post-closing events to occur under the terms of the Restated Goldman Credit Agreement; and (g) include a release whereby we (and substantially all of our wholly-owned subsidiaries) released the Investor and Agent for any claims which we had, or could have had, as of the date the parties entered into Amendment No. 1.
On January 29, 2017, the amount borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under the Restated Goldman Credit Agreement, by and among us, the other financial institutions party thereto as lenders, and Goldman Sachs Bank USA, as administrative agent for the lenders, which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Goldman Credit Agreement, our right to borrow funds thereunder were terminated.
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
Notwithstanding the above, the parties agreed that until such time as (i) Goldman Sachs was paid at least $9.1 million which was due to it by June 30, 2015 (which amount was timely raised and paid), or (ii) we enter into an amendment with Goldman Sachs to remove the requirement that we make the Required Payment, the advance rate against Qualified Accounts would be reduced to 53% (compared to 85% after such date) and the advance rate against Eligible Inventory would be reduced to 31% (compared to 50% after such date). Additionally, the advance rate against Qualified Accounts is reduced by 1% for each percentage point by which the following calculation, expressed as a percentage, exceeds 3%: (a) actual bad debt write-downs, discounts, advertising allowances, credits, or other dilutive items, divided by (b) gross sales (excluding non-recurring items), for any applicable period as determined by MidCap. The MidCap Loan had a balance of $1,744,122 on December 31, 2015.
We were required to make immediate pre-payments of outstanding principal owed under the MidCap Note in the amount certain thresholds are exceeded as set forth in the MidCap Loan Agreement. We were also required to provide MidCap certain monthly reports and accountings.
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

The MidCap Loan Agreement contains customary representations, warranties, covenants for facilities of similar nature and size as the MidCap Loan Agreement, and requirements for the Company to indemnify MidCap for certain losses. The MidCap Loan Agreement also includes various covenants (positive and negative), binding the Company and its subsidiaries, including not permitting the availability for loans under the MidCap Loan Agreement to ever be less than 10% of the credit limit ($700,000); prohibiting us from creating liens on any collateral pledged under the MidCap Loan Agreement, subject to certain exceptions; and prohibiting us from paying any dividends on capital stock, advancing any money to any person, guarantying any debt, creating any indebtedness, and entering into any transactions with affiliates on terms more favorable than those of an arms-length third party transaction.
The MidCap Loan Agreement includes customary events of default for facilities of a similar nature and size as the MidCap Loan Agreement.
The MidCap Loan Agreement continues in effect until the second anniversary of the parties’ entry into the Agreement, subject to right of the parties, subject to mutual agreement, to extend such rights and agreement, provided that we have the right to terminate the MidCap Loan Agreement at any time with 60 days prior written notice. In the event we desire to terminate the MidCap Loan Agreement we were required to pay MidCap a termination fee of $70,000, subject to certain exceptions in the MidCap Loan Agreement. We also have the right to terminate the agreement without providing 60 days’ prior notice as long as we pay MidCap the equivalent amount of interest which would have been due (as calculated in the MidCap Loan Agreement) for such 60 day period, along with the $70,000 termination fee. In the event the MidCap Loan Agreement is terminated by MidCap upon the occurrence of an event of default, we were required to pay MidCap a fee of $70,000 upon such termination.
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
We and each of our subsidiaries subject to the MidCap Loan Agreement are jointly and severally liable for the repayment of amounts owed under the MidCap Note. Pursuant to the MidCap Loan Agreement, we granted MidCap a security interest in substantially all of our assets and provided MidCap junior mortgages on all real estate which we own, subject to the first priority mortgages of the Lender. Finally, MidCap and the Lender entered into an Intercreditor Agreement, which governs which of the lenders have first and second priority security interests over our assets which are pledged as collateral in order to secure repayment of the amounts owed pursuant to the Goldman Credit Agreement and MidCap Loan Agreement.
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
On January 29, 2017, the amount borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under the MidCap Loan Agreement, which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Midcap Loan Agreement, and our right to borrow funds thereunder were terminated.
Fox Note
On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension, which was exercised as of December 31, 2016 extended the Maturity Date of the Fox Note until January 31, 2017, the second extension will extend the Maturity Date of the Fox Note until July 31, 2017, and the third extension will extend the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elects to exercise the Extension Option to extend the Maturity Date to January 31, 2017 (which had been exercised as of December 31, 2016), the 3% fee for such extension is not to be paid in cash but is instead added to the outstanding principal balance of the Fox Note. The Fox Note may be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid was to be decreased by $150,000. The Fox Note is secured by the Mortgage described below. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default.
On January 29, 2017 the amount borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under the Fox Note, which has been repaid in full as of the date of this filing.
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
Unit Offerings

On June 24, 2015, we closed the transactions contemplated by the June 19, 2015 Unit Purchase Agreement (the “June 2015 Purchase Agreement”) we entered into with certain institutional investors (the “June 2015 Investors”), pursuant to which the Company sold the June 2015 Investors an aggregate of 8,064,534 units (the “June 2015 Units”), each consisting of (i) one share of Series B Preferred Stock and (ii) one warrant to purchase one-half of a share of common stock of the Company (each a “June 2015 Warrant” and collectively, the “June 2015 Warrants”). The June 2015 Units were sold at a price of $3.10 per June 2015 Unit (the “June 2015 Unit Price”) (a 6.1% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the June 2015 Purchase Agreement was entered into which was $2.91 per share (the “June 2015 Closing Bid Price”)). The June 2015 Warrants have an exercise price of $2.92 per share ($0.01 above the June 2015 Closing Bid Price). Total gross proceeds from the offering of the June 2015 Units (the “June 2015 Offering”) were $25.0 million.
Craig-Hallum Capital Group LLC, the Placement Agent, received a commission equal to 6.5% of the gross proceeds (less $4.0 million raised from certain investors in the June 2015 Offering for which they will receive no fee) from the June 2015 Offering, for an aggregate commission of $1.365 million which was netted against the proceeds.
We used the net proceeds from the June 2015 Offering to repay amounts owed under the Goldman Credit Agreement in the amount of $15.1 million.
The Series B Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B Preferred Stock ($3.10 per share).
The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, provided that any cash dividend payment is subject to us previously having repaid all amounts owed to our senior lender. In the event dividends are paid in registered common stock of the Company, the number of shares payable is calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “June 2015 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable June 2015 Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying, or chooses not to pay, the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B Preferred Stock shares at $3.10 per share.

    The Series B Preferred Stock includes a liquidation preference (in the amount of $3.10 per share) which is junior to the Company’s previously outstanding shares of preferred stock, except the Series B1 Preferred Stock, which it is pari passu with, senior credit facilities and other debt holders as provided in further detail in the designation and senior to the Series C Preferred Stock.

The Series B Preferred Stock (including accrued and unpaid dividends) is convertible into shares of the Company’s common stock at the holder’s option at any time after closing at $3.10 per share (initially a one-for-one basis (subject to adjustments for stock splits and recapitalizations)). If the Company’s common stock trades at or above $6.20 per share for a period of 20 consecutive trading days the Company may at such time force conversion of the Series B Preferred Stock (including accrued and unpaid dividends) into common stock of the Company.

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

The June 2015 Warrants are exercisable beginning on December 26, 2015, and expire on December 24, 2020. The Warrants contain a cashless exercise provision in connection with any shares that are not then registered by the Company.
Both the Series B Preferred Stock and the June 2015 Warrants contain a provision prohibiting the conversion of the Series B Preferred Stock (and voting associated therewith) and the exercise of the June 2015 Warrants, into common stock of the Company, if upon such conversion or exercise, as applicable, the holder thereof would beneficially own more than 9.999% of the Company’s then outstanding common stock (the “Series B Beneficial Ownership Limitation”). The Series B Beneficial Ownership Limitation does not apply to forced conversions undertaken by the Company pursuant to the terms of the Designation (summarized above). In addition to the Series B Beneficial Ownership Limitation, certain of the Investors also entered into agreements with us to limit their ability to effect conversions of Series B Preferred Stock (and exercise of June 2015 Warrants), to prohibit them contractually from converting (or exercising) such applicable security if upon such conversion (or exercise) they would beneficially own more than 4.999% of our outstanding common stock. As described above, each holder’s voting rights in connection with the Series B Preferred Stock are also limited by the Series B Beneficial Ownership Limitation.
In connection with the May 2016 Purchase Agreement described below, certain funds received in that offering totaling $11,189,838 were used to immediately repurchase and retire 3,575,070 shares of Series B Preferred Stock and pay the accrued but unpaid dividends due thereon and on certain other shares of Series B Preferred Stock held by those holders (the “Repurchases”). In connection with this transaction, $5,408,131 of unaccreted discount on these 3,575,070 shares of Series B Preferred Stock which were retired, was immediately recognized, which represents the pro-rata portion of the unaccreted discount.
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

The Series B1 Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B1 Preferred Stock ($1.56 per share or $19.5 million in aggregate), provided that such dividend increases to 9% if the Consolidated Adjusted EBITDA (defined below) targets described below are not met during the periods indicated below during 2016-2017, until the earlier of (a) the date the next target is met, or (b) June 30, 2018. “Consolidated Adjusted EBITDA” means the Company’s operating income, plus (i) share-based compensation expense, (ii) depreciation and amortization, (iii) goodwill impairment charges, (iv) acquisition related expenses, (v) nonrecurring restructuring charges, and (vi) other non-cash expenses or one-time items, all as calculated in accordance with United States generally accepted accounting principles, as consistently applied by the Company.
The Consolidated Adjusted EBITDA targets are as follows:

Measurement Period	Consolidated Adjusted EBITDA
For the six months ending December 31, 2016	Negative $1,000,000
For the three months ending March 31, 2017	$1,000,000
For the six months ending June 30, 2017	$3,500,000
For the nine months ending September 30, 2017	$5,500,000
For the twelve months ending December 31, 2017	$7,500,000

The Consolidated Adjusted EBITDA target for the six months ending December 31, 2016 was met.

The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, subject to the terms of the Company’s senior loan documents. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above $1.52. If the Company is prohibited from paying the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in additional shares of Series B1 Preferred Stock shares based on the original Unit Price.
The Series B1 Preferred Stock includes a liquidation preference ($1.56 per share) which is junior to the Company’s Series A Preferred Stock, ranks senior to the Company’s Series C Preferred Stock and ranks equally with the Series B Preferred Stock.
The Series B1 Preferred Stock (including accrued and unpaid dividends) is convertible into shares of the Company’s common stock at the holder’s option at any time after closing on a one-for-one basis. If the Company’s common stock trades at or above $3.90 per share for a period of 20 consecutive trading days at any time, the Company may at such time force conversion of the Series B1 Preferred Stock (including accrued and unpaid dividends) into common stock of the Company.
The Series B1 Preferred Stock votes together with the common stock on an as-converted basis, provided that each holder’s voting rights are subject to and limited by the Series B1 Beneficial Ownership Limitation described below.
The Company has the option to redeem the outstanding shares of Series B1 Preferred Stock at $1.716 per share plus any accrued and unpaid dividends on such Series B1 Preferred Stock redeemed, at any time beginning on June 24, 2017 (the two year anniversary of the closing of the Company’s June 2015 offering of Series B Preferred Stock) and the Company is required to redeem the Series B1 Preferred Stock at the Unit Price plus any accrued and unpaid dividends on June 24, 2020 (the five year anniversary of the closing of the Company’s June 2015 offering of Series B Preferred Stock).
Both the Series B1 Preferred Stock and the June 2015 Warrants contain a provision prohibiting the conversion of the Series B1 Preferred Stock and the exercise of the Warrants into common stock of the Company, if upon such conversion or exercise, as applicable, the holder thereof would beneficially own more than 9.999% of the Company’s then outstanding common stock (the “June 2015 Beneficial Ownership Limitation”). The June 2015 Beneficial Ownership Limitation does not apply to forced conversions undertaken by the Company pursuant to the terms of the Designation (summarized above). The June 2015 Beneficial Ownership Limitation also applies to the voting rights of the Series B1 Preferred Stock. Certain of the investors also agreed to contractually reduce the June 2015 Beneficial Ownership Limitation applicable to them to 4.999% of the Company’s then outstanding common stock.
The May 2016 Warrants have an exercise price of $1.53 per share, are exercisable between November 14, 2016 and November 13, 2021 and have cashless exercise rights to the extent the shares of common stock issuable upon exercise of the May 2016 Warrants are not registered with the Securities and Exchange Commission.

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
Management believes that the amount remaining from our May 2016 Unit Offering (described above) and the amount available under our EBC Credit Agreement and Revolving Credit Agreement, in addition to projected earnings, will provide sufficient liquidity to fund our operations for the foreseeable future. If it is necessary, we will seek additional financing for future operations, acquisitions or other future developments and to repay amounts owed to our creditors or to redeem our outstanding preferred securities. The required funds may be raised through the sale of common stock, preferred stock, debt, or convertible debt, which may include the grant of warrants. Our inability to obtain sufficient funds from external sources when such funds are needed will have a material adverse effect on our plan of operations, results of operations and financial condition.
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
Cash flows for the fiscal year ended December 31, 2016 compared to the fiscal year ended December 31, 2015 were as follows:

	Twelve Months Ended December 31,
	2016	2015
Beginning cash and cash equivalents	$765,364	$6,017,076
Net cash provided by (used in):
Operating activities	(14,145,607)	(12,970,898)
Investing activities	15,882,986	(479,505)
Financing activities	(801,308)	8,198,691
Net increase in cash and cash equivalents	936,071	(5,251,712)
Ending cash and cash equivalents	$1,701,435	$765,364
Operating activities used cash of $14,145,607 for the year ended December 31, 2016 as compared to using cash of $12,970,898 in 2015. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities, as well as private sales of securities.  The primary reasons for the increase in cash used by operating activities was a gain on sale of assets of $9,631,712 (in connection with the sale of the Bango Assets), an increase in accounts receivable of $4,636,805, an increase in inventory of $809,647 along with a $5,306,000 decrease in deferred federal income tax.
Investing activities provided cash of $15,882,986 for the year ended December 31, 2016 as compared to having used $479,505 of cash in 2015. Investing activities for the twelve months ended December 31, 2016 were mainly comprised of $18,995,668 in net proceeds from the sale of assets (in connection with the sale of the Bango Assets) and purchase of fixed assets of $1,628,859 as compared to the cash used in 2015 was mainly comprised of $1,811,653 in purchase of fixed assets and the Aaron Oil acquisition expenditure of $1,082,649.
Financing activities used cash of $801,308 during the twelve months ended December 31, 2016, as compared to providing cash of $8,198,691 in 2015. Financing activities in 2016 included a net $981,918 of net proceeds borrowed from Midcap, $7,552,018 of net proceeds from our Series B and B1 Preferred Stock offering, and proceeds from notes payable in the amount of $7,650,819 offset by $20,986,063 of payments made on notes payable, and proceeds from the sale of Series C Preferred of $4,000,000. Financing activities in 2015 included a net $1,744,122 of net proceeds borrowed from Midcap, $23,557,553 of proceeds from our Series B Preferred Stock offering, and proceeds from notes payable in the amount of $2,305,277 offset by $19,419,567 of payments made on notes payable.

Contractual Obligations
Future maturities of long term debt as of December 31, 2016 and December 31, 2015 were as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on December 31, 2016	Balance on December 31, 2015
MidCap Revolving Line of Credit	Revolving Note	March 2015	March, 2017	7,000,000	2,726,039	1,744,122
Goldman Sachs USA	Term Loan-Restated Credit Agreement	May, 2014	May 2, 2019	8,900,000	4,000,000	22,400,000
Fox Encore Note	Promissory Note	January 29, 2016	July 31, 2017	5,150,000	5,150,000	—
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	3,154,860	133,153	320,101
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,045,500	1,531,506	1,974,107
Various institutions	Insurance premiums financed	Various	< 1 year	2,902,428	1,060,065	515,762
Total					14,600,763	26,954,092
Deferred Finance Costs, Net					(244,178)	(1,693,872)
Total, Net of Deferred Finance Costs				29,152,788	14,356,585	25,260,220
Future contractual maturities on notes payable are summarized as follows:

Creditor	2017	2018	2019	2020	2021	Thereafter
MidCap Revolving Line of Credit	$2,726,039	$—	$—	$—	$—	$—
Goldman Sachs USA	3,200,000	800,000	—	—	—	—
Fox Encore Note	5,150,000	—	—	—	—	—
Pacific Western Bank	133,153	—	—	—	—	—
Texas Citizens Bank	468,225	495,013	523,333	44,935	—	—
Various institutions	1,060,065	—	—	—	—	—
Totals	12,737,482	1,295,013	523,333	44,935	—	—
Deferred Finance Costs, Net	(229,008)	(7,585)	(7,585)	—	—	—
Totals, Net of Deferred Finance Costs	$12,508,474	$1,287,428	$515,748	$44,935	$—	$—

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032. Total rent expense for all operating leases for 2016 and 2015 is summarized as follows:

	2016	2015

Office leases	$875,320	$620,219
Plant Leases	4,052,250	3,996,000
Vehicle leases	365,877	326,476
	$5,293,447	$4,942,695

Minimum future lease commitments as of December 31, 2016, are summarized as follows:

Year ending December 31	Office Facilities	Vehicles	Plant Leases
2017	$466,266	$231,084	$3,646,000
2018	391,050	115,665	1,132,000
2019	384,500	57,956	—
2020	345,000	—	—
2021	342,000	—	—
Thereafter	3,275,000	—	—
	$5,203,816	$404,705	$4,778,000
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
We recognized a $4,922,353 Goodwill Impairment in 2015, which eliminated the goodwill balance. This result occurred primarily due to the adverse impact of recently declining oil prices on current and anticipated future oil activity. At December 31, 2016 and 2015, there was no goodwill recorded. Our Refining and Marketing segment did not have any goodwill recorded as of December 31, 2016 or 2015.
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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at December 31, 2016 but in 2015 the Company did recognize a long-lived asset impairment related to the Recovery Segment.
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
Preferred Stock Classification.
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B preferred stock and Series B1 preferred stock requires the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred stock if the redemption would not be subject to then existing restrictions under the Company's prior senior credit agreement. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.
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

We have audited the accompanying consolidated balance sheets of Vertex Energy, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertex Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas
March 13, 2017

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,701,435	$765,364
Escrow - current restricted cash	1,504,723	—
Accounts receivable, net	10,952,219	6,315,414
Inventory	4,357,958	3,548,311
Prepaid expenses	2,669,117	1,367,442
Assets being held for sale	—	11,170,243
Total current assets	21,185,452	23,166,774

Non-current assets
Fixed assets, at cost	62,316,808	60,846,824
Less accumulated depreciation	(12,286,874)	(7,818,217)
Net fixed assets	50,029,934	53,028,607
Intangible assets, net	15,252,332	16,967,985
Other assets	518,250	481,450
Total non-current assets	65,800,516	70,478,042
TOTAL ASSETS	$86,985,968	$93,644,816

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,440,696	$13,244,388
Dividends payable	504,474	376,571
Capital leases	133,153	186,948
Current portion of long-term debt, net of unamortized finance costs	9,649,282	17,789,491
Revolving note	2,726,039	1,744,122
Deferred revenue	—	323,891
Total current liabilities	22,453,644	33,665,411
Long-term liabilities
Long-term debt, net of unamortized finance costs	1,848,111	5,539,659
Derivative liability	4,365,992	1,548,604
Total liabilities	28,667,747	40,753,674

COMMITMENTS AND CONTINGENCIES (See Note 4)	—	—

TEMPORARY EQUITY
Series B preferred stock, $0.001 par value per share; 10,000,000 shares authorized, 3,229,409 and 8,160,809 shares issued and outstanding at December 31, 2016 and 2015, respectively with liquidation preference of $10,011,168 and $25,298,508 at December 31, 2016 and 2015, respectively.	3,331,918	11,955,207

Series B-1 preferred stock, $0.001 par value per share; 17,000,000 shares authorized, 12,282,638 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively with liquidation preference of $19,160,915 and 0 at December 31, 2016 and 2015, respectively.	13,756,184	—

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2016	December 31, 2015
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares authorized and 492,716 and 612,943 shares issued and outstanding at December 31, 2016 and 2015, respectively, with a liquidation preference of $734,147 and $913,285 at December 31, 2016 and December 31, 2015, respectively.	493	613

Series C Convertible Preferred stock, $0.001 par value per share; 44,000 shares designated in 2016; 31,568 and 0 issued and outstanding at December 31, 2016 and 2015, respectively with a liquidation preference of $3,156,800 and $0 at December 31, 2016 and December 31, 2015, respectively.	32	—

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 33,151,391 and 28,239,276 issued and outstanding at December 31, 2016 and 2015, respectively, with 1,108,928 shares held in escrow at December 31, 2016.	33,151	28,239
Additional paid-in capital	69,051,124	53,014,054
Accumulated deficit	(27,958,578)	(12,106,971)
Total Vertex Energy, Inc. stockholders' equity	41,126,222	40,935,935
Non-controlling interest	$103,897	$—
Total Equity	$41,230,119	$40,935,935
TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$86,985,968	$93,644,816

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015
	2016	2015
Revenues	$98,078,914	$146,942,461
Cost of revenues (exclusive of depreciation shown separately below)	81,759,814	136,246,273
Gross profit	16,319,100	10,696,188

Reduction of contingent liability	—	(6,069,000)
Selling, general and administrative expenses	19,966,426	24,046,464
Depreciation and amortization	6,277,215	6,636,593
Acquisition related expenses	187,973	175,172
Total selling, general and administrative expenses	26,431,614	24,789,229
Loss from operations	(10,112,514)	(14,093,041)
Other income (expense):
Provision for doubtful accounts	—	(654,820)
Goodwill impairment	—	(4,922,353)
Other income (expense)	5,974	(4,446)
Gain (loss) on sale of assets	9,631,712	13,944
Gain on change in value of derivative liability	49,876	5,479,463
Realized gain (loss) on futures contracts	(548,380)	551,090
Interest expense	(3,094,956)	(3,580,726)
Total other income (expense)	6,044,226	(3,117,848)
Loss before income taxes	(4,068,288)	(17,210,889)
Income tax benefit (expense)	117,646	(5,306,000)
Net loss	(3,950,642)	(22,516,889)
Net income attributable to non-controlling interest	2,179	—
Net loss attributable to Vertex Energy, Inc.	$(3,952,821)	$(22,516,889)

Accretion of discount on series B and B-1 Preferred Stock	(1,762,378)	(805,742)
Accrual of dividends on series B and B-1 Preferred Stock and retirement of a portion of Series B and B-1 Preferred discount	(9,822,196)	(780,069)
Net loss available to common shareholders	$(15,537,395)	$(24,102,700)

Earnings per common share
Basic	$(0.51)	$(0.86)
Diluted	$(0.51)	$(0.86)
Shares used in computing earnings per share
Basic	30,520,820	28,181,096
Diluted	30,520,820	28,181,096

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2016 AND 2015
	Common Stock		Series A Preferred		Series C Preferred		Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Equity
	Shares	$.001 Par	Shares	$.001 Par	Shares	$.001 Par
Balance on December 31, 2014	28,108,105	$28,109	630,419	$630	—	$—	$46,595,472	$11,995,761	$—	$58,619,972
Share based compensation expense, total	—	—	—	—	—	—	423,910	—	—	423,910
Exercise of stock options and warrants	25,000	25	—	—	—	—	11,225	—	—	11,250
Issuance of restricted common stock	56,180	56	—	—	—	—	199,944	—	—	200,000
Conversion of preferred A stock to common	17,476	17	(17,476)	(17)	—	—	—	—	—	—
Conversion of preferred B stock to common	32,515	32	—	—	—	—	100,763	—	—	100,795
Beneficial conversion feature on Preferred B	—	—	—	—	—	—	5,682,740	—	—	5,682,740
Dividends declared on Preferred B shares	—	—	—	—	—	—	—	(780,101)	—	(780,101)
Accretion of redemption discount Preferred B	—	—	—	—	—	—	—	(805,742)	—	(805,742)
Net loss	—	—	—	—	—	—	—	(22,516,889)	—	(22,516,889)
Balance on December 31, 2015	28,239,276	28,239	612,943	613			53,014,054	(12,106,971)	—	40,935,935
Exercise of stock options and warrants	53,271	53	—	—	—	—	(53)	—	—	—
Issuance of common stock to pay "rent" prior to Bango Sale	244,000	244	—	—	—	—	243,756	—		244,000
Issuance of restricted common stock - Bango Sale	1,108,928	1,109	—	—	—	—	(1,109)	—	—	—
Issuance of common stock options and warrants - Compensation Expense	—	—	—	—	—	—	527,869	—	—	527,869
Conversion of Series A Preferred stock to common	120,227	120	(120,227)	(120)	—	—	—	—		—
Issuance of Series C Preferred stock	—	—	—	—	44,000	44	3,999,956	—	—	4,000,000
Conversion of Series C Preferred stock to common	1,243,200	1,243	—	—	(12,432)	(12)	(1,231)	—	—	—
Beneficial Conversion Feature-Series B & B-1 Preferred Stock	—	—	—	—	—	—	4,887,252	—	—	4,887,252
Series B Preferred Buy Back	—	—	—	—	—	—	—	(5,408,131)		(5,408,131)
Series B & B-1 Preferred stock - Dividends declared	—	—	—	—	—	—		(3,397,665)	—	(3,397,665)
Series B & B-1 Preferred stock - accretion of redemption discount	—	—	—	—	—	—	—	(1,762,378)	—	(1,762,378)
Conversion of Series B & B-1 Preferred stock to common	2,142,489	2,143	—	—	—	—	6,119,138	(1,016,400)	—	5,104,881
Reclass Non-controlling interest	—	—	—	—	—	—	261,492	(314,212)	103,897	51,177
Net loss	—	—	—	—	—	—	—	(3,952,821)		(3,952,821)
Balance on December 31, 2016	33,151,391	$33,151	492,716	$493	31,568	$32	$69,051,124	$(27,958,578)	$103,897	$41,230,119

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2016 AND 2015
	2016	2015
Cash flows from operating activities
Net loss	$(3,952,821)	$(22,516,889)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	527,869	423,911
Depreciation and amortization	6,277,215	6,636,593
Bad debt expense	—	654,820
Rent paid by common stock	244,000	—
Gain on sale of assets	(9,631,712)	—
Deferred financing costs write off	1,390,727	—
Deferred federal income tax	—	5,306,000
Increase in fair value of derivative liability	(49,876)	(5,479,463)
Reduction in contingent consideration	—	(6,069,000)
Impairment of goodwill	—	4,922,353
Changes in operating assets and liabilities:
Accounts receivable	(4,636,805)	1,929,871
Inventory	(809,647)	9,072,305
Prepaid expenses	(1,250,496)	48,438
Costs in excess of billings	—	779,285
Accounts payable and accrued expenses	(1,893,370)	(8,539,803)
Deferred revenue	(323,891)	(139,319)
Other	(36,800)	—
Net cash used in operating activities	(14,145,607)	(12,970,898)
Cash flows from investing activities
Note receivable	—	2,495,180
Payments on capital leases	—	(172,654)
Proceeds from sale of assets	29,788,114	—
Costs related to sale of assets	(10,792,446)	—
Establish escrow account - restricted cash	(1,504,723)	—
Proceeds from the sale of assets	20,900	92,271
Acquisitions	—	(1,082,649)
Purchase of fixed assets	(1,628,859)	(1,811,653)
Net cash provided by (used in) investing activities	15,882,986	(479,505)
Cash flows from financing activities
Line of credit proceeds (payments), net	981,918	1,744,122
Proceeds from exercise of common stock options and warrants	—	11,306
Proceeds from sale of Series C Preferred Stock	4,000,000	—
Purchase/buy back/sale/conversion Series B and B-1 Preferred Stock	(11,189,849)	—
Proceeds from issuance of Series B and B-1 Preferred Stock	19,349,757	23,557,553
Issuance costs of Series B and B-1 Preferred Stock	(607,890)	—
Proceeds from notes payable	7,650,819	2,305,277
Payments made on notes payable	(20,986,063)	(19,419,567)
Net cash provided by (used in) financing activities	(801,308)	8,198,691
Net change in cash and cash equivalents	936,071	(5,251,712)
Cash and cash equivalents at beginning of the period	765,364	6,017,076
Cash and cash equivalents at end of period	$1,701,435	$765,364

See accompanying notes to the consolidated financial statements

SUPPLEMENTAL INFORMATION
Cash paid for interest during the year	$1,688,628	$3,563,145
Cash paid for income taxes during the year	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$120	$17
Conversion of Series B and B1 Preferred Stock into common stock	$5,104,881	$100,795
Dividends-in-Kind accrued on Series B and B-1 Preferred Stock and retirement of a portion of the Series B Preferred Stock	$9,822,196	$779,310
Beneficial conversion feature for Series B and B-1 Preferred Stock	$4,887,252	$5,682,741
Accretion of discount on Series B and B-1 Preferred Stock	$1,762,378	$1,585,843
Fair value of warrants issued with Series B and B-1 Preferred Stock	$2,867,264	$—
Common shares issued as payment	$244,000	$200,000

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS
Vertex Energy, Inc. (“Vertex Energy” or the “Company”), provides a range of services designed to aggregate, process and recycle industrial and commercial waste systems. Vertex Energy currently provides these services in 13 states, primarily in the Gulf Coast and Central Midwest Region of the United States.

COMPANY OPERATIONS
Vertex Energy’s operations are primarily focused on recycling industrial waste streams and off-specification commercial chemical products. The waste streams are purchased from an established network of local and regional collectors and generators. The Company manages the transport, storage and delivery of the aggregated feedstock and product streams to end users. Vertex Energy’s three principal divisions are comprised of Black Oil, Refining and Marketing, and Recovery.
After considering the Company’s historical negative cash flow from operating activities as well as its working capital deficit of $1,268,192 at December 31, 2016, it does not appear the Company will meet its obligations as they become due within one year following the date the financial statements are issued. Management evaluated the significance of the potential negative cash flows and determined that borrowing availability under the new Loan Agreement (as described in "Note 19. Subsequent Events") would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern. The Company entered into a Loan Agreement with Encina Business Credit LLC providing the ability of Management to request up to $30.0 million available under the Loan Agreement if necessary to fund operations through March 31, 2018.

Black Oil
Through its Black Oil division, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 50 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company procures the used oil from collectors and manages the logistics of transport, storage and delivery to our customers. Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge. In many cases, there are contractual procurement and sale agreements with the suppliers and customers, respectively. These contracts are beneficial to all parties involved because they ensure a minimum volume is procured from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. In addition, the Company operates its own re-refining operations at the Cedar Marine Terminal, in Baytown, Texas, which uses the Company's proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine the used oil into marine fuel cutterstock and a higher-value feedstock for further processing. The finished product is then sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Although today we are currently utilizing the TCEP technology as a pre-treatment process for the used motor oil feedstock that is being supplied from our CMT facility and delivered to Marrero for further re-refining. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend. Through the operations at our Columbus, Ohio facility we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Significant intercompany accounts and transactions have been eliminated in consolidation. The subsidiaries are as follows:

•
Cedar Marine Terminals, L.P. (“CMT”) operates a 19-acre bulk liquid storage facility on the Houston Ship Channel.  The terminal serves as a truck-in, barge-out facility and provides throughput terminal operations. CMT is also the site of the TCEP.

•	Crossroad Carriers, L.P. (“Crossroad”) is a common carrier that provides transportation and logistical services for liquid petroleum products, as well as other hazardous materials and product streams.

•
Vertex Recovery, L.P. (“Vertex Recovery”) is a generator solutions company for the recycling and collection of used oil and oil-related residual materials from large regional and national customers throughout the U.S.  It facilitates its services through a network of independent recyclers and franchise collectors.

•	H&H Oil, L.P. (“H&H Oil”) collects and recycles used oil and residual materials from customers based in Austin, Baytown, Dallas, San Antonio and Corpus Christi, Texas.

•	E-Source Holdings, LLC (“E-Source”) provides dismantling and demolition services at industrial facilities throughout the Gulf Coast.

•	Vertex Refining, LA, LLC is a used oil re-refinery based in Marrero, Louisiana and also has assets in Belle Chasse, Louisiana.

•	Vertex Refining, NV, LLC ("Vertex Refining") is a base oil marketing and distribution company with customers throughout the United States.

•	Vertex Recovery Management, LLC is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales.

•	Golden State Lubricant Works, LLC ("Golden State") previously operated an oil storage and blend facility based in Bakersfield, California.

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
Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance was $1,646,274 and $1,965,335 at December 31, 2016 and 2015, respectively.
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
Intangible assets
Intangible assets are amortized over their estimated useful lives. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. During 2015, the Company recognized there was no remaining useful life for the intangible assets related to our E-Source acquisition and we fully amortized these intangibles, see Note 7.
Goodwill
Goodwill is the excess of cost of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination. In accordance with the FASB ASC 350, “Intangibles - Goodwill and Other,” goodwill is not amortized. We periodically, at least on an annual basis, review goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We define our reportable segments to be the same as our operating segments for purposes of reviewing impairment and the recoverability of goodwill and other intangible assets. See Note 6 for more information on our goodwill impairment assessment.
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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company performed an impairment analysis of these long-lived assets based on undiscounted cash flows and there was no impairment at December 31, 2016 and 2015.
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
Preferred Stock Classification
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B preferred stock and Series B1 preferred stock requires the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred stock if the redemption would not be subject to then existing restrictions under the Company's prior senior credit agreement. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.
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

On August 27, 2014, the FASB (the “board”) issued Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The adoption of ASU 2014-15 in fiscal 2016 resulted in no impact to our consolidated financial statements.

Effective January 3, 2016, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2015-16, "Business Combinations: Simplifying the Accounting for Measurement Period Adjustments." This update simplifies the accounting for measurement-period adjustments in a business combination by requirement the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. The adoption of this ASU 2015-16 did not have an impact on our consolidated financial condition and results of operations.

Effective January 1, 2017, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This ASU requires that deferred tax assets and liabilities be classified as non-current in the statement of financial position. The adoption of ASU 2015-17 in fiscal 2016 resulted in no impact to our consolidated financial statements. See "Note 11. Income Taxes" for a discussion of our income taxes.

Effective January 1, 2015, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. The ASU also requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The Company is following this guidance.

(b) New Accounting Requirements and Disclosures

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases.” This update was issued to increase transparency and comparability amount organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” This update addresses the simplification of accounting for employee share-based payment transactions as it pertains to income taxes, the classification of awards as equity or liabilities, accounting for forfeitures, statutory tax withholding requirements, and certain classifications on the statements of cash flows. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This update requires the measurement of inventory at the lower of cost of net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations.

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

Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3. RELATED PARTIES
The Company has a Related Party Transaction committee including at least two independent directors who review and pre-approve any and all related party transactions.
On August 6, 2015, the Company acquired a collection route in the state of Louisiana. The President, Chief Executive Officer and owner of which is Dan Cowart, the brother of our Chief Executive Officer and largest stockholder, Benjamin P. Cowart. The total amount paid to this related party at December 31, 2016 was $113,576 for rent, equipment rental and transportation.
NOTE 4. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES
The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the years ended December 31, 2016 and 2015, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
For the years ended December 31, 2016 and 2015, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2016		2015
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	19%	—%	24%	11%
Customer 2	11%	10%	2%	2%
Customer 3	9%	9%	15%	2%
Customer 4	8%	4%	8%	16%
Customer 5	5%	10%	1%	—%
At December 31, 2016 and 2015, and the years then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment 2016			% of Revenue by Segment 2015
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	100%	—%	—%	100%	—%	—%
Customer 3	100%	—%	—%	60%	40%	—%
Customer 4	—%	100%	—%	—%	100%	—%
Customer 5	—%	—%	100%	—%	—%	100%
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
New business commitment:

On June 5, 2016, Vertex Energy and Penthol C.V. (“Penthol”)  of the Netherlands aka Penthol LLC (a Penthol subsidiary in the United States) reached an agreement for Vertex Energy to act as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States.  The start-up date was July 25, 2016, with a 5 year term through 2021 and the product will ship via truck, rail and barge.

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

E-Source Holdings, LLC ("E-Source"), the wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva") in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due to plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. . E-Source has asserted a counterclaim against Whole for the filing of a mechanic’s lien in excess of any amount(s) actually due as well as a cross-claim against Motiva. Under the terms of E-Source’s contract with Motiva, Motiva was to pay all sums due to any sub-contractors of E-Source. If any additional monies are owed to Whole, those monies should be paid by Motiva. E-Source seeks to recover the balance due under its contract with Motiva of approximately $1,000,000. The case is set for trial in the summer of 2017. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Leases
The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032. Total rent expense for all operating leases for 2016 and 2015 is summarized as follows:

	2016	2015
Office leases	$875,320	$620,219
Plant Leases	4,052,250	3,996,000
Vehicle leases	365,877	326,476
	$5,293,447	$4,942,695

Minimum future lease commitments as of December 31, 2016, are summarized as follows:

Year ending December 31,	Office Facilities	Vehicles	Plant Leases	Total
2017	$466,266	$231,084	$3,646,000	$4,343,350
2018	391,050	115,665	1,132,000	1,638,715
2019	384,500	57,956	—	442,456
2020	345,000	—	—	345,000
2021	342,000	—	—	342,000
Thereafter	3,275,000	—	—	3,275,000
	$5,203,816	$404,705	$4,778,000	$10,386,521
NOTE 5. FIXED ASSETS, NET AND ASSET RETIREMENT OBLIGATIONS
Fixed assets consist of the following:

	Useful Life (in years)	December 31, 2016	December 31, 2015
Equipment	7-20	$37,260,920	$36,540,268
Furniture and fixtures	7	108,896	133,823
Leasehold improvements	15	2,303,156	2,300,207
Office equipment	5	713,095	591,619
Vehicles	5	6,702,093	6,422,531
Construction in progress		12,675,648	12,305,376
Land		2,553,000	2,553,000
Total fixed assets		62,316,808	60,846,824
Less accumulated depreciation		(12,286,874)	(7,818,217)
Net fixed assets		$50,029,934	$53,028,607
Depreciation expense was $4,502,597 and $4,106,526 for the years ended December 31, 2016 and 2015, respectively.
Equipment under construction in progress is related to TCEP technology improvements, refining equipment at the Marrero and Myrtle Grove facilities in Louisiana.
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
NOTE 6. GOODWILL
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

We recognized a $4,922,353 Goodwill Impairment in 2015, which eliminated the goodwill balance. This result occurred primarily due to the adverse impact of recently declining oil prices on current and anticipated future oil activity. At December 31, 2016 and 2015, there was no goodwill recorded. Our Refining and Marketing segment did not have any goodwill recorded as of December 31, 2016 or 2015.
The following table contains consideration paid in excess of the net assets of the companies acquired, allocated to the respective business segment as of December 31, 2015:

	Black Oil	Refining and Marketing	Recovery	Total
Balance as of December 31, 2014	$3,554,515	$—	$1,367,838	$4,922,353
Less: Impairment	(3,554,515)	—	(1,367,838)	(4,922,353)
Balance as of December 31, 2015	$—	$—	$—	$—

NOTE 7. INTANGIBLE ASSETS, NET
Components of intangible assets (all subject to amortization) consist of the following items:

		December 31, 2016			December 31, 2015
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5-8	$1,011,000	$689,032	$321,968	$1,011,000	$581,321	$429,679
Vendor relations	10	6,495,049	2,210,166	4,284,883	6,495,049	1,560,661	4,934,388
H&H Oil Trademark/Trade name	6-16	1,219,000	337,276	881,724	1,219,000	264,639	954,361
TCEP Technology/Patent	15	13,287,000	3,523,243	9,763,757	13,287,000	2,637,443	10,649,557
Non-compete agreements	3	139,000	139,000	—	139,000	139,000	—
		$22,151,049	$6,898,717	$15,252,332	$22,151,049	$5,183,064	$16,967,985

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
Total amortization expense of intangibles was $1,715,653 and $2,032,051 for the years ended December 31, 2016 and 2015, respectively.
Estimated future amortization expense is as follows:

2017	$1,698,372
2018	1,646,923
2019	1,646,922
2020	1,646,922
2021	1,646,922
Thereafter	6,966,271
$15,252,332
NOTE 8. ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE
Accounts receivable, net, consists of the following at December 31:

	2016	2015
Accounts receivable trade	$12,598,493	$8,280,749
Allowance for doubtful accounts	(1,646,274)	(1,965,335)
Accounts receivable trade, net	$10,952,219	$6,315,414
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

Notes receivable, net, consists of the following at December 31:

	2016	2015
Notes receivable (collateralized by invoiced accounts receivable)	$—	$5,346,452
Payments received and amounts written off	—	(3,654,790)
Allowance for doubtful accounts	—	—
Note receivable (collateralized by invoiced accounts receivable), net	$—	$1,691,662
The 2015 notes receivable represents amounts due from Omega Holdings, LLC. The total notes receivable balance of $1,691,662 as of December 31,2015 represents invoiced amounts that do not bear interest as of December 31, 2015.
The remaining portion of the term notes receivable balance $8,308,000 at December 31, 2015 represents amounts due from Omega Holdings, LLC. The $8,308,000 balance was based on the purchase price allocated to the Nevada facility. The note carried an interest rate of 9.5% per annum and was collateralized by assets at the Nevada facility. The Company sold the Nevada facility in January, 2016 when the note was satisfied in full.
The accounts receivable and notes receivable balances of $1,691,662 and $8,308,000, respectively, were re-classified as "Assets held for sale" on the Balance Sheet at December 31, 2015.
NOTE 9. ASSETS HELD FOR SALE
During 2015 the Company reclassified amounts due from Omega Holdings, LLC to the Company based on the portion of the acquisition purchase price that was allocated to the Bango facility (see "Note 16- Disposition"). The Company sold the Bango facility in January 2016, so the following assets were re-classified as "Assets held for sale" at December 31, 2015. The Balance of "Assets held for sale" at December 31, 2016 is zero.

December 31, 2015
Accounts Receivable	$1,691,662
Note Receivable - Current	8,308,000
Fixed Assets - Construction in Process	1,170,581
Total Assets held for sale at December 31, 2015	11,170,243
January 2016 sale of assets	(11,170,243)
Total Assets held for sale at December 31, 2016	$—
The simultaneous purchase and sale of the Churchill, Nevada facility took place on January 28, 2016.
NOTE 10. LINE OF CREDIT AND LONG-TERM DEBT
In May, 2014, the Company entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA (as amended, the “Goldman Credit Agreement”). Pursuant to the agreement, Goldman Sachs Bank USA loaned the Company $40,000,000 in the form of a term loan. As set forth in the Goldman Credit Agreement, the Company has the option to select whether loans made under the Goldman Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the Adjusted LIBOR Rate. Interest on the Goldman Credit Agreement is payable monthly in arrears.
The Goldman Credit Agreement is secured by all of the assets of the Company.
On March 26, 2015, the Company entered into a Second Amendment with Goldman Sachs Bank USA to amend the Goldman Credit Agreement to among other things, provide for the waiver of the prior defaults and to restructure certain covenants and other financial requirements of the Goldman Credit Agreement and to allow for our entry into the MidCap Loan Agreement (defined and described below).

The Goldman Credit Agreement contains customary representations, warranties, and covenants for facilities of similar nature and size as the Goldman Credit Agreement. The Goldman Credit Agreement also includes various covenants binding the Company including limits on indebtedness the Company may incur and maintenance of certain financial ratios relating to consolidated EBITDA and debt leverage. As each credit facility contains cross-default provisions, the default under each lender credit agreement constitutes a default under the agreement with the other lender.
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc., as lender (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent, Lead Arranger and Collateral Agent (“Agent”) entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Goldman Credit Agreement”). The Restated Goldman Credit Agreement changed the Goldman Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Goldman Credit Agreement on substantially similar terms as the then outstanding amounts owed to the Lender); modified the Goldman Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant (each as described in "Note 16. Disposition"); provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by a Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement (each as described in "Note 16. Disposition"), and allowed for the issuance of the Fox Note and Open-End Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents agreement (the "Mortgage") confirmed that we are required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Goldman Credit Agreement as a result of various financial ratios we are required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Goldman Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Goldman Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we are required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Goldman Credit Agreement include events of default under the Fox Note; and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Goldman Credit Agreement. The balance under the Goldman Credit Agreement was $4,000,000 at December 31, 2016 and principal payments in the amounts of $3,200,000 and $800,000 are due in 2017 and 2018, respectively. The interest rate at December 31, 2016 was about 11%. As of December 31, 2016, the Company was in compliance with the terms of the Goldman Credit Agreement. The total balance was paid in full on February 1, 2017.
Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement
On May 9, 2016, we entered into Amendment No. 1 to the Amended and Restated Goldman Credit Agreement (“Amendment No. 1”), which amended the Restated Goldman Credit Agreement. Pursuant to Amendment No. 1, we, Vertex Operating, substantially all of our other wholly-owned subsidiaries, the Lender and the Agent, agreed to amend the Restated Goldman Credit Agreement to (a) change the threshold constituting a change of control under the Restated Credit Agreement, from any time that Benjamin P. Cowart, our Chief Executive Officer, Chairman and largest stockholder, ceases to beneficially own and control at least 20% on a fully diluted basis of the economic and voting interests of our capital stock (“Fully-Diluted Capital Stock”), to any time that Mr. Cowart beneficially owns less than 10% of our Fully-Diluted Capital Stock; (b) extend the date that we are required to meet certain fixed charge coverage ratios from the quarter ending September 30, 2016, to the quarter ending March 31, 2017; (c) adjust the calculation of leverage ratio described in the Restated Goldman Credit Agreement; (d) allow for the May 2016 Offering and the required payment of $800,000 to the Lender in connection with the May 2016 Offering (described in "Note 15. Preferred Stock and Temporary Equity") (representing the payment originally due on June 30, 2016); (e) provide that the financial covenants relating to fixed charge ratios and leverage ratios would not be tested for the quarters ending September 30, 2016 and December 31, 2016; (f) amend the required timing for certain other post-closing events to occur under the terms of the Restated Goldman Credit Agreement; and (g) include a release whereby we (and substantially all of our wholly-owned subsidiaries) released the Investor and Agent for any claims which we had, or could have had, as of the date the parties entered into Amendment No. 1.
Effective March 27, 2015, the Company, Vertex Operating and all of the Company’s other subsidiaries other than E-Source and Golden State entered into a Loan and Security Agreement with MidCap Business Credit LLC (“MidCap” and the “MidCap Loan Agreement”). Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85%

of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which have not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default has occurred or is continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement is subject to certain standard conditions and requirements.

On November 9, 2015, we and certain of our subsidiaries entered into a First Amendment to Loan and Security Agreement (the “Midcap First Amendment”). The Midcap First Amendment amended the Midcap Loan Agreement to add Vertex Refining OH, LLC ("Vertex OH") as a party thereto; remove Vertex OH’s requirement to enter into a negative pledge agreement with MidCap; created separate maximum borrowing base credit limits for Vertex OH’s accounts and customers ($100,000 maximum per customer, subject to certain exceptions); excluded customers who are based outside of the U.S. or Canada from the credit limits if backed by a bank letter of credit or covered by a foreign receivables insurance policy; removed inventory of Vertex OH from the definition of Eligible Inventory under the Midcap Loan Agreement; and provided that additional affiliates of the Company may become party to the Midcap Loan Agreement by executing an assumption agreement and revolving note in favor of Midcap. As of December 31, 2016, the balance of the note was $2,726,039. The total balance was repaid in full on February 1, 2017.

On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore 05 LLC, the prior owner of Bango Oil ("Fox Encore") and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note was due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default was then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH had the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension extends the Maturity Date of the Fox Note until January 31, 2017 and Vertex OH exercised this Extension Option on June 16, 2016. The second extension could extend the Maturity Date of the Fox Note until July 31, 2017, and the third extension could extend the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH was required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elected to exercise the Extension Option to extend the Maturity Date to January 31, 2017, the 3% fee for such extension was not to be paid in cash but instead only resulted in the termination of a prepayment discount described below. The Fox Note could be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid was to be decreased by $150,000. The Fox Note is secured by the Mortgage described below. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default. The Fox Note also includes a provision allowing the Lender (or any other lender party to the Restated Goldman Credit Agreement) to purchase the Fox Note upon the occurrence of an event of default under the Restated Goldman Credit Agreement. In July 2016, we exercised the first Extension Option, extending the Maturity Date of the Fox Note to January 31, 2017. As of December 31, 2016, the balance of the note was $5,150,000. On February 1, 2017, The Fox Note was paid in full.
On January 29, 2016, Vertex OH, entered into an Open-End Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents agreement (the “Mortgage”) with Fox Encore in order to secure the amount owed under the Fox Note discussed above. Pursuant to the Mortgage, Vertex OH granted Fox Encore a security interest in the Columbus, Ohio refinery owned by Vertex OH.
The Company has notes payable to Texas Citizens Bank bearing interest at 5.5% per annum, maturing on January 7, 2020.  The balance of the notes payable is $1,531,506 at December 31, 2016.
The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $1,060,065 and $515,762 at December 31, 2016 and December 31, 2015, respectively.
On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases totaling $3,154,860. Payments made since 2014 have reduced the balance to $133,153 at December 31, 2016.

For the year ended December 31, 2016, we reported interest expense of approximately $3.1 million of which $1.7 million is interest expense on our currently outstanding debt and the remaining $1.3 million is a one-time write off of the Goldman Sachs deferred finance costs and one-time interest related expenses of $0.1 million on the Fox Note. The write off of these deferred finance costs was due to the accelerated $16 million payment made on the Goldman Sachs loan as noted above.

The Company's total line of credit and long term debt as of December 31, 2016 is as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on December 31, 2016	Balance on December 31, 2015
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017	$7,000,000	$2,726,039	$1,744,122
Goldman Sachs USA	Term Loan- Restated Credit Agreement	May, 2014	May 2, 2019	8,900,000	4,000,000	22,400,000
Fox Encore Note	Promissory Note	January 29, 2016	July 31, 2017	5,150,000	5,150,000	—
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	3,154,860	133,153	320,101
Texas Citizens Bank	Term Note	January, 2015	January, 2020	2,045,500	1,531,506	1,974,107
Various institutions	Insurance premiums financed	Various	> 1 year	2,902,428	1,060,065	515,762
Total					14,600,763	26,954,092
Deferred Finance Costs, Net					(244,178)	(1,693,872)
Total, Net of Deferred Finance Costs				$29,152,788	$14,356,585	$25,260,220
Future maturities of notes payable are summarized as follows:

Creditor	2017	2018	2019	2020	2021	Thereafter
MidCap Revolving Line of Credit	$2,726,039	$—	$—	$—	$—	$—
Goldman Sachs USA	3,200,000	800,000	—	—	—	—
Fox Encore Note	5,150,000	—	—	—	—	—
Pacific Western Bank	133,153	—	—	—	—	—
Texas Citizens Bank	468,225	495,013	523,333	44,935	—	—
Various institutions	1,060,065	—	—	—	—	—
Totals	12,737,482	1,295,013	523,333	44,935	—	—
Deferred Finance Costs, Net	(229,008)	(7,585)	(7,585)	—	—	—
Total, Net of Deferred Finance Costs	$12,508,474	$1,287,428	$515,748	$44,935	$—	$—

NOTE 11. INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Statutory tax on book income	$(1,344,000)	$(7,656,000)
Permanent differences	32,000	33,000
Net operating loss utilization	—	—
Change in valuation allowance	(9,306,753)	13,114,000
Other	10,501,107	(185,000)
Income tax expense (benefit)	$(117,646)	$5,306,000
The components of income tax (benefit) expense for the years ended December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Current federal tax (expense)/benefit	$117,646	$—
Deferred federal tax (expense)/benefit	—	(5,306,000)
Total federal tax (expense)/benefit	$117,646	$(5,306,000)
The cumulative tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Alternative minimum tax credits	$—	$—
Accrued compensation	464,000	393,000
Intangible Assets	1,990,000	232,000
Bad debt reserve	560,000	668,000
Contribution carryover	67,000	51,000
Net operating loss carry forwards	15,009,000	24,150,000
Less valuation allowance	(14,814,000)	(24,120,753)
Total deferred tax assets	$3,276,000	$1,373,247

	December 31, 2016	December 31, 2015
Deferred tax liabilities:
Gain on purchase	$—	$(108,247)
Contingent liability	—	—
Accelerated tax depreciation	(3,276,000)	(1,265,000)
Impairment Expense	—	—
Other - income from partnership	—	—
Net deferred tax liabilities	$(3,276,000)	$(1,373,247)

Net Deferred tax assets and liabilities	$—	$—
The Company has determined that a valuation allowance of approximately $14,814,000 is necessary at December 31, 2016 to reduce the deferred tax assets to the amount that will more than likely not be realized.
The Company is subject to examination by Federal and State tax authorities for fiscal years 2013 through 2016.
At December 31, 2016, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $44.1 million acquired as part of the Merger between World Waste and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC and subsequent operating losses incurred by the Company. It is possible that the Company may be unable to use these NOLs in their entirety.  The history of these NOLs and the related tax laws are complex and the Company is researching the facts and circumstances as to whether the Company will ultimately be able to utilize the benefit from these NOLs. The extent to which the Company will be able to utilize these carry-forwards in future periods is subject to limitations based on a number of factors, including the number of shares issued within a three-year look-back period, whether the merger is deemed to be a change in control, whether there is deemed to be a continuity of World Waste's historical business, and the extent of the Company's subsequent income. The net operating loss carryforward will begin to expire in 2026. Certain tax attributes are subject to an annual limitation as a result of an ownership change triggering event on May 2016 as defined under Internal Revenue Code Section 382.
NOTE 12. STOCK BASED COMPENSATION
The stock based compensation cost that has been charged against income by the Company was $527,869 and $423,910 for the years ended December 31, 2016 and 2015, respectively, for options previously awarded by the Company.
Stock option activity for the years ended December 31, 2016 and 2015 are summarized as follows:

OPTIONS ISSUED FOR COMPENSATION:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2014	2,648,583	$7.07	5.81	$1,654,641
Options granted	525,000	2.23	9.71	1,083,411
Options exercised	(25,000)	(0.45)	0.00	(9,000)
Options cancelled/forfeited/expired	(275,001)	(20.22)	0.00	(143,711)
Outstanding at December 31, 2015	2,873,582	$4.99	5.94	$2,585,341
Vested at December 31, 2015	1,881,395	$5.70	4.55	$372,367
Exercisable at December 31, 2015	1,881,395	$5.70	4.55	$372,367

Outstanding at December 31, 2015	2,873,582	$4.99	5.94	$2,585,341
Options granted	570,000	1.38	9.72	622,115
Options exercised	(100,000)	(0.50)	0.00	(27,753)
Options cancelled/forfeited/expired	(136,666)	(8.64)	0.00	(213,675)
Outstanding at December 31, 2016	3,206,916	$4.33	5.80	$2,966,028
Vested at December 31, 2016	2,044,104	$4.05	4.29	$1,295,727
Exercisable at December 31, 2016	2,044,104	$4.05	4.29	$1,295,727

On February 5, 2016, the Board of Directors granted an employee options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.73 per share, with a ten year term (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first four anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

On June 6, 2016, the Board of Directors granted 10 employees options to purchase an aggregate of 170,000 shares of common stock at an exercise price of $1.39 per share, with a ten year term (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first four anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2016 and 2015 is as follows:

WARRANTS ISSUED FOR COMPENSATION AND OTHER THAN SERIES B AND B1 PREFERRED STOCK:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value

Outstanding at December 31, 2014	219,868	$3.01	5.00	$140,249
Warrants granted	—	$—	—	$—
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2015	219,868	$3.01	4.00	$140,249
Vested at December 31, 2015	219,868	$3.01	4.00	$140,149
Exercisable at December 31, 2015	219,868	$3.01	4.00	$140,149

Outstanding at December 31, 2015	219,868	$3.01	4.00	$140,249
Warrants granted	—	$—	—	$—
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2016	219,868	$3.01	3.00	$140,249
Vested at December 31, 2016	219,868	$3.01	3.00	$140,149
Exercisable at December 31, 2016	219,868	$3.01	3.00	$140,149
See "Note 15. Preferred Stock and Temporary Equity" for a description of the warrants that were granted in conjunction with our Series B and B1 Preferred stock.

The following table summarizes the assumptions used in assessing the above described option and warrant valuations:

	YEAR ENDED DECEMBER 31, 2016	YEAR ENDED DECEMBER 31, 2015
Expected volatility	78-79%	29-69%
Expected dividends	—%	—%
Expected term (in years)	0	10
Risk-free rate	.91-1.57%	.96-1.06%
NOTE 13. EARNINGS PER SHARE
Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the year ended December 31, 2016 includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  The calculation of diluted earnings per share for the year ended December 31, 2016 does not include options to purchase 3,063,852 shares and warrants to purchase 4,252,135 shares due to their anti-dilutive effect. In the event the Preferred B and B1 were to convert, 3,229,409 and 12,285,875 shares, respectively, of common stock would be issuable at December 31, 2016.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 2016 and 2015:

	2016	2015
Basic Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$(15,537,395)	$(24,102,700)
Denominator:
Weighted-average common shares outstanding	30,520,820	28,181,096
Basic earnings per share	$(0.51)	$(0.86)

Diluted Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$(15,537,395)	$(24,102,700)
Denominator:
Weighted-average shares outstanding	30,520,820	28,181,096
Effect of dilutive securities
Stock options and warrants	—	—
Preferred stock	—	—
Diluted weighted-average shares outstanding	30,520,820	28,181,096
Diluted earnings (loss) per share	$(0.51)	$(0.86)
NOTE 14. COMMON STOCK
The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2016, there were 33,151,391 common shares issued and outstanding.
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
On February 5, 2016, the Company issued 120,227 shares of common stock in connection with the conversion of an equal amount of Series A Preferred shares into common stock.
On August 2, 2016, the Company issued 1,243,200 shares of common stock in connection with the conversion of 12,432 shares of Series C Preferred stock at par value of $0.001.
On October 31, 2016, a holder of our Series B1 Convertible Preferred Stock converted 403,217 shares of our Series B1 Convertible Preferred Stock into 403,217 shares of our common stock at par value of $0.001.

On November 2, 2016, a holder of our Series B Convertible Preferred Stock converted 1,739,272 shares of our Series B Convertible Preferred Stock into 1,739,272 shares of our common stock at par value of $0.001.
On April 5, 2015, the Company issued 56,180 shares of the Company's restricted common stock at par value of $0.001 in connection with the inventory true up stipulated in the Heartland purchase agreement.
On December 13, 2016, the Board of Directors granted our non-executive directors options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $1.26 per share (60,000 options per non-executive director), with a ten year term (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first four anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

During the three months ended March 31, 2015, the Company recognized contingently issuable warrants to purchase 1,766,874 shares of our common stock in connection with the amendments to the Credit Agreement with Goldman Sachs Bank USA. Due to the down round feature of the warrant, the Company used the Black-Scholes model to value these warrants and has concluded that these are level 3 inputs. Management determined a discount factor on the grant date and on the balance sheet date based on available projections of cash to be used to make the mandatory repayments which resulted in a fair value derivative liability for the warrants of $577,440 at March 31, 2015. Effective June 29, 2015, we repaid $15.1 million of the amount owed to the lender and as a result, the lender warrants and rights were canceled and terminated.
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
NOTE 15.  PREFERRED STOCK AND TEMPORARY EQUITY
The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Preferred Stock is 17,000,000. The total number of designated shares of the Company's Series C Preferred Stock is 44,000. As of December 31, 2016 and December 31, 2015, there were 492,716 shares and 612,943 shares of Series A Preferred Stock issued and outstanding, respectively. As of December 31, 2016 and December 31, 2015, there were 3,229,409 and 8,160,809 Series B Preferred shares issued and outstanding, respectively. In connection with the May 2016 Purchase Agreement described below under "Series B1 Preferred Stock and Temporary Equity", 3,575,070 shares of Series B Preferred Stock were repurchased and retired. As of December 31, 2016 and December 31, 2015, there were 12,282,638 and 0 shares of Series B1

Preferred Stock issued and outstanding, respectively. As of December 31, 2016 and December 31, 2015 there were 31,568 and 0 shares of Series C Preferred Stock issued and outstanding, respectively. The 31,568 shares of Series C Preferred Stock would convert into 3,156,800 shares of Common Stock.
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
Series B Preferred Stock and Temporary Equity
Dividends on our Series B Preferred Stock accrue at an annual rate of 6% of the original issue price of the preferred stock ($3.10 per share), subject to increase under certain circumstances, and are payable on a quarterly basis. The dividends are payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “June 2015 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable June 2015 Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying or chooses not to pay, the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend can be paid in kind in Series B Preferred Stock shares at $3.10 per share.
The Series B Preferred Stock includes a liquidation preference (in the amount of $3.10 per share) which is junior to the Company’s previously outstanding shares of preferred stock, senior credit facilities and other debt holders as provided in further detail in the designation and senior to the Series C Preferred Stock and pari passu with the Series B1 Preferred Stock.
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

The Company has the option to redeem the outstanding shares of Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends on such Series B Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B Preferred Stock at $3.10 per share, plus any accrued and unpaid dividends, on June 24, 2020. Notwithstanding either of the foregoing, the Series B Preferred Stock may not be redeemed unless and until amounts outstanding under the Company’s senior credit facility have been paid in full, which has occurred to date.
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
On June 24, 2015, we closed the transactions contemplated by the June 19, 2015 Unit Purchase Agreement (the “June 2015 Purchase Agreement”) we entered into with certain institutional investors (the “June 2015 Investors”), pursuant to which the Company sold the June 2015 Investors an aggregate of 8,064,534 units (the “ June 2015 Units”), each consisting of (i) one share of Series B Preferred Stock and (ii) one warrant to purchase one-half of a share of common stock of the Company (each a “June 2015 Warrant” and collectively, the “June 2015 Warrants”). The June 2015 Units were sold at a price of $3.10 per June 2015 Unit (the “June 2015 Unit Price”) (a 6.1% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the June 2015 Purchase Agreement was entered into which was $2.91 per share (the “June 2015 Closing Bid Price”)). The June 2015 Warrants have an exercise price of $2.92 per share ($0.01 above the June 2015 Closing Bid Price). Total gross proceeds from the offering of the June 2015 Units (the “June 2015 Offering”) were $25.0 million.
The Placement Agent received a commission equal to 6.5% of the gross proceeds (less $4.0 million raised from certain investors in the June 2015 Offering for which they will receive no fee) from the June 2015 Offering, for an aggregate commission of $1.365 million which was netted against the proceeds.
We used the net proceeds from the June 2015 Offering to repay amounts owed under the Goldman Credit Agreement in the amount of $15.1 million.
In addition, under the June 2015 Purchase Agreement, the Company agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the June 2015 Warrants under the Securities Act of 1933, as amended, for resale by the June 2015 Investors. The Company committed to file a registration statement on Form S-1 by the 30th day following the closing of the June 2015 Offering (which filing date was met) and to cause the registration statement to become effective by the 90th day following the closing (or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing), which registration statement was declared effective by the Securities and Exchange Commission on August 6, 2015. The June 2015 Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the failure by the Company to cause the registration statement to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by a June 2015 Investor for the June 2015 Units affected by the event that are still held by the Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the June 2015 Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per annum.
Under the June 2015 Purchase Agreement, the Company agreed to indemnify the June 2015 Investors for liabilities arising out of or relating to (i) any untrue statement of a material fact contained in the registration statement, (ii) any inaccuracy in the representations and warranties of the Company contained in the June 2015 Purchase Agreement or the failure of the Company to perform its obligations under the June 2015 Purchase Agreement and (iii) any failure by the Company to fulfill any undertaking included in the registration statement, subject to certain exceptions. The Investors, severally, and not jointly agreed to indemnify the Company against (i) any failure by such Investor to comply with the covenants and agreements contained in the June 2015 Purchase Agreement and (ii) any untrue statement of a material fact contained in the registration statement to the extent such untrue statement was made in reliance upon and in conformity with written information furnished by or on behalf of that Investor specifically for use in preparation of the registration statement, subject to certain exceptions.
The Company agreed pursuant to the June 2015 Purchase Agreement, that until 60 days following effectiveness of the registration statement filed, to register the shares of common stock underlying the Series B Preferred Stock and June 2015 Warrants (the “June 2015 Lock-Up Period”), to not offer or sell any common stock or securities convertible or exercisable into common stock, except pursuant to certain exceptions described in the June 2015 Purchase Agreement, and each of the Company’s officers and directors agreed to not sell or offer for sale any shares of common stock until the end of the June 2015 Lock-Up Period, subject to certain exceptions.
The June 2015 Warrants were valued using the dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the warrant shares at approximately $7,028,067. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 70%, risk free interest rate of 1.59%, and expected term of 5.5 years. This valuation resulted in a beneficial conversion feature on the convertible preferred stock of approximately $5,682,741. This amount, includes the entire discount-warrants and BCF, will be accreted over the term as a deemed dividend. Fees in the amount of $1.4 million relating to the stock placement were netted against proceeds. The warrants are exercisable beginning on December 26, 2015, and expire December 24, 2020.
In connection with the May 2016 Purchase Agreement described below under "Series B1 Preferred Stock and Temporary Equity", certain funds received in that offering totaling $11,189,838 were used to immediately repurchase and retire 3,575,070 shares of Series B Preferred Stock and pay the accrued but unpaid dividends due thereon and on certain other shares of Series B Preferred Stock held by those holders (the “Repurchases”). In connection with this transaction, $5,408,131 of unaccreted discount on these 3,575,070 shares of Series B Preferred Stock which were retired, was immediately recognized in dividends, which represents the pro-rata portion of the unaccreted discount.
The following table represents the carrying amount of the Series B Preferred Stock, classified as Temporary Equity on the Balance Sheet, at inception and as of December 31, 2016 and December 31, 2015:

Temporary Equity:
At Inception	June 24, 2015
Face amount of Series B Preferred	$25,000,000
Less: warrant value	7,028,067
Less: beneficial conversion feature	5,737,796
Less: issuance costs and fees	1,442,462
Carrying amount at inception	$10,791,675

	December 31, 2016	December 31, 2015
Face amount of Series B Preferred	$25,000,000	$25,000,000
Less: repurchase of 3,575,070 shares	11,189,838	—
Less: conversion of 1,739,272 shares to common stock	5,386,341	—
Plus: dividend in kind	1,164,701	—
Less: un-accreted discount	6,256,604	13,044,793
Carrying amount	$3,331,918	$11,955,207
In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares are accounted for net outside of stockholders’ equity at $3,331,918 with the June 2015 Warrants accounted for as liabilities at their fair value of $1,952,565 and $1,548,604 as of December 31, 2016 and 2015, respectively. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of the June 2015 Warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the June 2015 Warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.

The changes in liabilities measured using significant unobservable inputs for the period ended December 31, 2016 were as follows:

Level Three Roll-Forward
Item	Level 3
Balance at December 31, 2014	$—
Warrants issued June 24, 2015	7,028,067
Change in valuation of warrants	(5,479,463)
Balance at December 31, 2015	1,548,604
May 2016 Series B1 Preferred Warrants (described below)	2,867,264
Change in valuation of warrants	(49,876)
Balance at December 31, 2016	$4,365,992
The warrants related to the June 2015 Series B Preferred Stock and the May 2016 Series B1 Preferred Stock were revalued during the year ended December 31, 2016 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $(49,876). At December 31, 2016, the June 2015 Warrants and the May 2016 Warrants were valued at approximately $1,952,565 and $2,413,427, respectively. The dynamic Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 78%-100%, risk free interest rate of 1.59% to 1.76%, and expected term of 4.54 years (June 2015 Warrants) and 5.11 years (May 2016 Warrants).
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
The BCF in June 24, 2015 was determined by calculating the intrinsic value of the conversion feature as follows:

Face amount of Series B Preferred Stock	$25,000,000
Less: allocated value of Warrants	7,028,067
Allocated value of Series B Preferred Stock	$17,971,933
Shares of Common stock to be converted	8,064,534
Effective conversion price	$2.23
Market price	$2.94
Intrinsic value per share	$0.7115
Intrinsic value of beneficial conversion feature	$5,737,796

As of December 31, 2016 and December 31, 2015, a total of $214,227 and $376,571, respectively, of dividends accrued on our outstanding Series B Preferred Stock (not including shares of Series B Preferred Stock converted into common stock in August

2015, as described above). We were prohibited from paying such dividends in shares of common stock because the applicable June 2015 Dividend Stock Payment Price was below $2.91. The “June 2015 Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable June 2015 Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock. Pursuant to the terms of our Goldman Credit Agreement, we were prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind for the year ending December 31, 2016 by way of the issuance of restricted shares of Series B Preferred Stock pro-rata to each of the then holders of our Series B Preferred Stock totaling 263,087 during the year. If converted in full, these dividends issued in kind would convert on a one-for-one basis into shares of our common stock.
On November 2, 2016, a holder of our Series B Convertible Preferred Stock converted 1,739,272 shares of our Series B Convertible Preferred Stock into 1,739,272 shares of our common stock. A total of $946,805 was recognized as a dividend to retained earnings.
Series B1 Preferred Stock and Temporary Equity

Dividends on our Series B1 Preferred Stock accrue at an annual rate of 6% of the original issue price of the preferred stock ($1.56 per share), subject to increases under certain circumstances, and are payable on a quarterly basis. The dividends are payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above $1.52. If the Company is prohibited from paying, or chooses not to pay, the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend can be paid in kind in Series B1 Preferred Stock shares at $1.56 per share.

The Series B1 Preferred Stock include a liquidation preference (in the amount of $1.56 per share) which is junior to the Company’s previously outstanding shares of preferred stock, except the Series B Preferred Stock, which it is pari passu with, senior credit facilities and other debt holders as provided in further detail in the designation and senior to the Series C Preferred Stock.

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

The Series B1 Preferred Stock and May 2016 Warrants (defined below) contain provisions prohibiting the conversion of such Series B1 Preferred Stock into common stock of the Company, if upon such conversion, the holder thereof would beneficially own more than 9.999% (4.999% for certain holders) of the Company’s then outstanding common stock (the “Series B1 Beneficial Ownership Limitation”). The Series B1 Beneficial Ownership Limitation does not apply to forced conversions undertaken by the Company pursuant to the terms of the Designation (summarized above).

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

We used the net proceeds from the May 2016 Offering to repay amounts owed under the Credit Agreement in the amount of $0.8 million and the remaining proceeds were used for working capital purposes and potential acquisitions.

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

The following table represents the carrying amount of the Series B1 Preferred Stock, classified as Temporary Equity on the Balance Sheet, at inception (May 13, 2016) and as of December 31, 2016:

Temporary Equity:
At Inception	May 13, 2016
Face amount of Series B1 Preferred	$19,349,745
Less: May 2016 Warrant value	2,867,264
Less: May 2016 Beneficial Conversion Feature	2,371,106
Less: May 2016 issuance costs and fees	607,880
Carrying amount at inception	$13,503,495

December 31, 2016
Face amount of Series B1 Preferred	$19,349,745
Less: conversion of 403,217 shares to common	628,866
Plus: dividends-in-kind	435,369
Less: unaccreted discount	5,400,064
Carrying amount	$13,756,184

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $13,756,184 with the May 2016 Warrants accounted for as liabilities at their fair value of $2,413,427 as of December 31, 2016. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the May 2016 Warrants. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible Series B1 Preferred Stock shares are redeemed, any redemption price in excess of the carrying amount of the convertible Series B1 Preferred Stock would be treated as a dividend.

The changes in liabilities measured using significant unobservable inputs for the year ended December 31, 2016 are described above within the Level Three Roll-Forward table under Series B Preferred Stock and Temporary Equity.

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

For the year ending December 31, 2016 a total of $290,247 of dividends were accrued on our outstanding Series B1 Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable 2016 Dividend Stock Payment Price was below $1.52. In the event the applicable Dividend Stock Payment Price is below $1.52, we are required to pay such dividend in cash or in-kind in additional shares of Series B1 Preferred Stock. Pursuant to the terms of our Credit Agreement, we are prohibited from paying the dividend in cash and therefore we paid the accrued dividends in-kind for the year ending December 31, 2016 by way of the issuance of 282,172 of restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock during the year. If converted in full, the shares of Series B1 Preferred Stock would convert into an equal amount of our common stock shares.

On October 31, 2016, a holder of our Series B1 Convertible Preferred Stock converted 403,217 shares of our Series B1 Convertible Preferred Stock into 403,217 shares of our common stock. A total of $69,595 was recognized as a dividend to retained earnings.

Series C Convertible Preferred Stock

On January 29, 2016, we sold 44,000 shares of Series C Preferred Stock (as described below) in consideration for $4 million.

The Series C Convertible Preferred Stock ("Series C Preferred Stock"), authorized on January 29, 2016, does not accrue a dividend, but has participation rights on an as-converted basis, to any dividends paid on the Company’s common stock (other than dividends paid solely in common stock). Each Series C Preferred Stock share has a $100 face value, and a liquidation preference (in the amount of $100 per share) which is junior to the Company’s previously outstanding shares of preferred stock (including the Series B and B1 Preferred Stock), senior credit facilities and other debt holders as provided in further detail in the designation, but senior to the common stock.

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

On August 2, 2016, the Company issued 1,243,200 shares of common stock in connection with the conversion of 12,432 shares of Series C Preferred stock. The outstanding shares of Series C Preferred Stock at December 31, 2016 totaled 31,568.

NOTE 16.  DISPOSITION
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
Net proceeds were used to pay an aggregate of $16.1 million toward the Credit Agreement with Goldman Sachs Bank (described in "Note 10. Line of Credit and Long-Term Debt"), $9.3 million to exercise the Purchase Option (described below) and $1.5 million for equipment and rail park lease acquisitions subsequently included in the Sale Agreement.

Additionally, at the closing, we placed $1.5 million in restricted cash and $1 million worth of our common stock (1,108,928 shares) into escrow with 50% of the shares to be released to us 12 months following the closing and such cash and the remainder of the shares held in escrow to be released to us 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value (no adjustment was required as of June 30, 2016 or December 31, 2016).

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

NOTE 17.  NEW JOINT VENTURE
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's operating income of $4,447 for the year ended December 31, 2016 and then added the 49% or $2,179 income attributable to the non-controlling interest back to the Company's "Net income (loss) attributable to Vertex Energy, Inc." in the Balance Sheet.

NOTE 18.  SEGMENT REPORTING
The Company’s reportable segments include the Black Oil, Refining and Marketing and Recovery divisions.  Segment information for the years ended December 31, 2016 and 2015 are as follows:

YEAR ENDED DECEMBER 31, 2016
	Black Oil	Refining and Marketing	Recovery	Total
Revenues	$76,634,940	$13,154,777	$8,289,197	$98,078,914
Net loss from operations	$(8,849,055)	$(402,317)	$(861,142)	$(10,112,514)
Total Assets	$80,774,533	$1,573,395	$4,638,040	$86,985,968

YEAR ENDED DECEMBER 31, 2015
	Black Oil	Refining and Marketing	Recovery	Total
Revenues	$103,890,188	$31,154,066	$11,898,207	$146,942,461
Net loss from operations	$(15,957,969)	$363,708	$1,501,220	$(14,093,041)
Total Assets	$87,326,506	$1,845,669	$4,472,641	$93,644,816

NOTE 19. SUBSEQUENT EVENTS
Credit and Guaranty Agreement
Effective February 1, 2017, Vertex Energy, Vertex Operating, LLC and substantially all of Vertex Energy’s other operating subsidiaries, other than E-Source, entered into a Credit Agreement (the “EBC Credit Agreement”) with Encina Business Credit, LLC as agent (the “Agent” or “EBC”) and Encina Business Credit SPV, LLC and CrowdOut Capital LLC as lenders thereunder (the “EBC Lenders”). Pursuant to the EBC Credit Agreement, and the terms thereof, the EBC Lenders agreed to loan us up to $20 million. A total of $12 million was loaned to us by the EBC Lenders on February 1, 2017 pursuant to the terms of the EBC Credit Agreement, and a total of an additional $8 million in funding may be requested by us from the EBC Lenders, from time to time, subject to the terms of the EBC Credit Agreement, and the conditions for lending set forth therein. Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time. The EBC Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon.

Revolving Credit Facility with Encina Business Credit, LLC
Effective February 1, 2017, Vertex Energy, Vertex Operating and substantially all of Vertex Energy’s operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Encina Business Credit SPV, LLC as lender (the “Lender”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, the Lender agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein. Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 0.78% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%). Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each, beginning on the first business day of the first full month following the closing. The Revolving Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon.

Debt and Revolving Note Repayment
A total of $11,282,537 of the amount borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under (a) the Restated Goldman Credit Agreement, (b) the MidCap Loan Agreement; and (c) the Fox Note (collectively, “Existing Credit Obligations”), all of which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Restated Goldman Credit Agreement and Midcap Loan, and our right to borrow funds thereunder were terminated.
Issuance of Series B and B1 Preferred Stock Shares in-Kind
Pursuant to the terms of our Goldman Credit Agreement, we were prohibited from paying dividends in cash on our Series B Preferred Stock and Series B1 Preferred Stock and therefore we paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which accrued as of December 31, 2016, in-kind by way of the issuance of 48,447 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2017 and the issuance of 184,297 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in January 2017. If converted in full, the 48,447 shares of Series B Preferred Stock would convert into 48,447 shares of common stock and the 184,297 shares of Series B1 Preferred Stock would convert into 184,297 shares of common stock.
Conversion of Series B1 and Series A Convertible Preferred Stock

In January 2017, two holders of our Series B1 Convertible Preferred Stock converted 66,564 and 10,000 shares, respectively, of our Series B1 Convertible Preferred Stock into 66,564 and 10,000 shares, respectively, of our common stock.

In January 2017, a holder of our Series A Convertible Preferred Stock converted 30,072 shares of our Series A Convertible Preferred Stock into 30,072 shares of our common stock.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2016, the end of the fiscal period covered by this report. As of December 31, 2016, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, we determined that a control deficiency existed that constituted a material weakness, as described below:

•
The Company does not have the accounting and financial reporting resources to adequately and timely address complex and unusual accounting issues and related disclosures as well as perform a high level management review to detect material errors in the financial statements.

The material weakness described above could result in disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. The material weakness described above relates to the complicated acquisition transactions undertaken by the Company in fiscal 2016 and moving forward we plan to address the material weakness described above by (a) seeking outside assistance from third parties when or if we enter into or effect transactions which raise complex financial accounting issues and related disclosures and (b) implementing additional disclosure controls and procedures to facilitate high level management review in order to detect material errors in our financials.

As a result of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

In light of the material weaknesses described above, we have performed additional analysis and other post-year end procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles and we have contracted with experts, where necessary, for assistance in analyzing and determining the proper accounting and financial reporting treatment for various of the Company's complicated business transactions. Accordingly, management has concluded that the financial statements fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

Changes in Internal Control over Financial Reporting
We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On December 14, 2016, and effective January 1, 2017, we entered into a Third Amendment to Processing Agreement with KMTEX, which amended the April 17, 2013 (effective June 1, 2012) Tolling Agreement we are party to with KMTEX, as previously amended by the First Amendment entered into in November 2013, and effective November 1, 2013 and the Second Amendment entered into on December 3, 2015, and effective January 1, 2016. The amendment formally extended the date of the initial term of the Tolling Agreement to December 31, 2018, provided that if not terminated by either party by written notice to the other, received within ninety (90) days prior to the expiration of the initial term, as amended (or any Extension Term, defined below), the agreement automatically renews for a successive one (1) year period (an “Extension Term”). The Tolling Agreement can be automatically extended for up to six (6) Extension Terms from the end of the extended initial term. The amendment also updated the pricing terms of the agreement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Committees of the Board”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2016 in connection with the solicitation of proxies for the Company’s 2017 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be set forth under the heading "Ratification of Appointment of Auditors"-"Audit Fees" in the Company's 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements
(1)    Financial Statement Schedules

Index to Financial Statement Schedules	Page
Selected Quarterly Financial Information (Unaudited)	58
Statements of Operations by Segments (Unaudited)	58
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

VERTEX ENERGY, INC.

Date: March 13, 2017	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2017	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer) and Chairman		Chris Carlson Chief Financial Officer (Principal Accounting/Financial Officer)
Date:	March 13, 2017	Date:	March 13, 2017

By:	/s/ Christopher Stratton	By:	/s/ Dan Borgen
	Christopher Stratton Director		Dan Borgen Director

Date:	March 13, 2017	Date:	March 13, 2017

By:	/s/ Timothy C. Harvey	By:	/s/ David Phillips
	Timothy C. Harvey Director		David Phillips Director

Date:	March 13, 2017	Date:	March 13, 2017

By:	/s/ James P. Gregory
James P. Gregory
Director

Date:	March 13, 2017

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
2.1	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC., Vertex Refining NV., LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (March 17, 2014)		8-K	2.1	3/19/2014	001-11476
2.2	Second Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 30, 2014)		8-K	2.3	5/6/2014	001-11476
2.3(#)	Third Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (May 2, 2014)		8-K	2.4	5/6/2014	001-11476
2.4	Fourth Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Louisiana LV OR LLC, formerly known as Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (January 19, 2015)		8-K	2.1	1/21/2015	001-11476
2.5	Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy Inc. and Heartland Group Holdings, LLC (October 21, 2014)		8-K	2.1	10/28/2014	001-11476
2.6	First Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (November 26, 2014)		8-K	2.2	12/1/2014	001-11476
2.7	Second Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (December 5, 2014)		8-K	2.3	12/9/2014	001-11476
2.8	Third Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (March 4, 2015)		8-K	2.4	3/6/2015	001-11476
2.9(+)	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Bango Oil, LLC and Safety-Kleen Systems, Inc. (January 28, 2016)		8-K	2.1	2/3/2016	001-11476
2.10(+)	Membership Interest Purchase Agreement (January 29, 2016), by and among Vertex Refining NV, LLC, as buyer and Fox Encore 05 LLC, as seller		8-K	2.2	2/3/2016	001-11476
3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.		8-K/A	3.1	6/26/2009	000-53619
3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.’s Series A Convertible Preferred Stock.		8-K	3.1	7/16/2010	000-53619

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
3.3	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.1	5/13/2016	001-11476
3.4	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.2	5/13/2016	001-11476
3.5	Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B1 Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.3	5/13/2016	001-11476
3.6	Amended and Restated Bylaws of Vertex Energy, Inc.		8-K	3.1	1/15/2014	001-11476
10.1(#)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013		8-K	10.1	11/12/2013	001-11476
10.2	Non-Competition and Non-Solicitation Agreement by Vertex Holdings, L.P., B & S Cowart Family L.P., Benjamin P. Cowart, Chris Carlson and Greg Wallace in favor of Vertex Energy, Inc., dated August 31, 2012***		10-Q	10.19	9/30/2012	000-53619
10.3	2004 Stock Option Plan - World Waste Technologies, Inc.***		10-KSB	10.3	12/31/2004	001-11476
10.4	Form of Stock Option Agreement, pursuant to 2004 Stock Option Plan***		10-KSB	10.4	12/31/2004	001-11476
10.5	2007 Stock Plan - World Waste Technologies, Inc.***		8-K	10.2	5/21/2007	001-11476
10.6	Form of Stock Option Agreement, pursuant to 2007 Stock Option Plan***		8-K	10.3	5/21/2007	001-11476
10.7	Vertex Energy, Inc., 2008 Stock Incentive Plan***		8-K/A	4.1	6/26/2009	000-53619
10.8	2008 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.27	12/31/2012	001-11476
10.9	Vertex Energy, Inc., 2009 Stock Incentive Plan***		8-K	4.1	7/31/2009	000-53619
10.10	2009 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.29	12/31/2012	001-11476
10.11	Vertex Energy, Inc. 2013 Stock Incentive Plan***		S-8	4.1	7/28/2014	333-197659
10.12	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***		8-K	10.1	9/30/2013	001-11476
10.13	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	7/28/2014	333-197659
10.14 (#)	Credit and Guaranty Agreement dated as of May 2, 2014, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as Guarantors, and Goldman Sachs USA, as Lender and as Administrative Agent, Collateral Agent, and Lead Arranger		8-K	10.3	5/6/2014	001-11476
10.15	Term Loan Note ($40,000,000)-Credit and Guaranty Agreement dated as of May 2, 2014		8-K	10.4	5/6/2014	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.16 (#)	Amended and Restated Credit Agreement, among Vertex Energy, Inc., and Vertex Energy Operating, LLC, as Borrowers and Bank of America, N.A., as Lender as of May 2, 2014		8-K	10.6	5/6/2014	001-11476
10.17	Revolving Note ($20,000,000)-Amended and Restated Credit Agreement, as of May 2, 2014		8-K	10.7	5/6/2014	001-11476
10.18	Amended and Restated Guaranty-Amended and Restated Credit Agreement, as of May 2, 2014		8-K	10.9	5/6/2014	001-11476
10.19	Intercreditor Agreement, May 2, 2014, by and among Bank of America, N.A. and Goldman Sachs Bank USA		8-K	10.1	5/6/2014	001-11476
10.20 (#)	Pledge and Security Agreement-Credit and Guaranty Agreement dated as of May 2, 2014		8-K	10.5	5/6/2014	001-11476
10.21	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***		8-K	10.1	7/29/2014	001-11476
10.22	Form of Common Stock Purchase Agreement dated June 5, 2014 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.1	6/6/2014	001-11476
10.23	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments		10-Q	10.22	6/30/2014	001-11476
10.24	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments		10-Q	10.23	6/30/2014	001-11476
10.25	Operation and Maintenance Agreement dated as of November 3, 2010, by and between Magellan Terminals Holdings, L.P. (f/k/a Marrero Terminal, LLC) and Omega Refining, LLC		10-Q	10.24	6/30/2014	001-11476
10.26(##)	Terminaling Services Agreement between Marrero Terminal LLC (Owner) and Omega Refining, LLC (Customer) dated as of May 1, 2008		10-Q	10.25	6/30/2014	001-11476
10.27(##)	Second Use Motor Oil Buy/Sell Contract dated August 1, 2012, by and between Thermo Fluids, Inc. and Omega Refining, LLC		10-Q	10.26	6/30/2014	001-11476
10.28	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Benjamin Paul Cowart 2012 Grantor Retained Trust (December 4, 2014)		8-K	4.1	12/9/2014	001-11476
10.29	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Shelley T. Cowart 2012 Grantor Retained Trust (December 4, 2014)		8-K	4.2	12/9/2014	001-11476
10.30	Form of Subscription Agreement dated December 4, 2014		8-K	10.20	12/9/2014	001-11476
10.31	First Amendment to Credit and Guaranty Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Goldman Sachs Bank USA (December 5, 2014)		8-K	10.3	12/9/2014	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.32	First Amendment to Amended and Restated Credit Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Bank of America, N.A. (December 5, 2014)		8-K	10.4	12/9/2014	001-11476
10.33	First Amendment to Secured Promissory Note dated January 7, 2015 - Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender		8-K	10.2	1/15/2015	001-11476
10.34	Second Amendment to Credit and Guaranty Agreement dated March 26, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company’s subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA. as Administrative Agent and Collateral Agent for Lender		8-K	10.1	3/31/2015	001-11476
10.35	Common Stock Purchase Warrant to purchase 1,766,874 shares of common stock dated March 26, 2015, by Vertex Energy, Inc., in favor of Goldman, Sachs & Co.		8-K	10.2	3/31/2015	001-11476
10.36(##)	Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated March 27, 2015		8-K/A	10.3	6/16/2015	001-11476
10.37	Revolving Note by Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P. in favor of MidCap Business Credit LLC dated March 27, 2015, in the face amount of up to $7 million [provided that notwithstanding the face amount of such Revolving Note, the Revolving Note only evidences amounts borrowed under such security from time to time]		8-K	10.4	3/31/2015	001-11476
10.38	Intercreditor Agreement dated March 26, 2015, by and between MidCap Business Credit LLC and Goldman Sachs Bank USA		8-K	10.5	3/31/2015	001-11476
10.39	Lease With Option For Membership Interest Purchase (April 30, 2015), by and between Vertex Refining NV, LLC as lessee and Bango Oil, LLC, as landowner		8-K	10.1	5/5/2015	001-11476
10.40	Acknowledgement and Confirmation Agreement (April 30, 2015), by and among Vertex Energy, Inc., Vertex Refining NV, LLC, Bango Oil, LLC, RESC, LLC, and Diatom Rail Park, LLC		8-K	10.2	5/5/2015	001-11476
10.41	Personal Property Lease (April 30, 2015), by and between Vertex Refining NV, LLC, Omega Refining, LLC and Bango Refining NV, LLC		8-K	10.3	5/5/2015	001-11476
10.42	Consent Letter (April 30, 2015) From Goldman Sachs Bank USA		8-K	10.4	5/5/2015	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.43	Third Amendment to Credit and Guaranty Agreement dated June 18, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company’s subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender		8-K	10.2	6/24/2015	001-11476
10.44	Form of Unit Purchase Agreement dated June 19, 2015 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.1	6/19/2015	001-11476
10.45	Form of Warrant (incorporated by reference to Exhibit B of the Form of Unit Purchase Agreement incorporated by reference herein as Exhibit 10.32)		8-K	10.3	6/19/2015	001-11476
10.46	Executive Employment Agreement with Benjamin P. Cowart (August 7, 2015)***		10-Q	10.73	6/30/2015	001-11476
10.47	Executive Employment Agreement with Chris Carlson (August 7, 2015)***		10-Q	10.74	6/30/2015	001-11476
10.48	Amended and Restated 2013 Stock Incentive Plan ***		8-K	10.1	9/21/2015	001-11476
10.49(##)	First Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., effective November 1, 2013		8-K/A	10.2	11/10/2015	001-11476
10.50	Executive Employment Agreement with John Strickland (COO), effective October 1, 2015		8-K	10.1	10/19/2015	001-11476
10.51	Fourth Amendment to Credit and Guaranty Agreement dated November 9, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company’s subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender		10-Q	10.78	9/30/2015	001-11476
10.52	First Amendment to Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated November 9, 2015		10-Q	10.79	9/30/2015	001-11476
10.53(##)	Second Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., dated December 3, 2015 and effective January 1, 2016		8-K	10.1	1/15/2016	001-11476
10.54(##)	Swap Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.1	2/3/2016	001-11476
10.55(##)	Base Oil Sales Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.2	2/3/2016	001-11476
10.56	Subscription Agreement for Series C Convertible Preferred Stock executed by Fox Encore 05 LLC (January 29, 2016)		8-K	10.3	2/3/2016	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.57	Promissory Note in the amount of $5.15 million dated January 29, 2016, by Vertex Refining OH, LLC, as borrower and Fox Encore 05 LLC as lender		8-K	10.4	2/3/2016	001-11476
10.58	Open-End Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents by Vertex Refining OH, LLC in favor of Fox Encore 05 LLC (January 29, 2016)		8-K	10.5	2/3/2016	001-11476
10.59	Amended and Restated Credit and Guaranty Agreement, dated January 29, 2016, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as guarantors, various lenders, and Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, and Lead Arranger		8-K	10.6	2/3/2016	001-11476
10.60	Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement dated May 9, 2016 by and among Vertex Energy Operating, LLC, Vertex, Energy, Inc., the other credit parties party thereto, Goldman Sachs Specialty Lending Holdings, Inc., as a lender and Goldman Sachs Bank USA, as administrative agent		8-K	10.1	5/10/2016	001-11476
10.61	Form of Unit Purchase Agreement dated May 10, 2016 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.2	5/10/2016	001-11476
10.62	Form of Warrant for May 2016 Unit Offering		8-K	10.2	5/13/2016	001-11476
10.63	Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.1	2/7/2017	001-11476
10.64	ABL Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.2	2/7/2017	001-11476
10.65	Form of Guaranty and Security Agreement, dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, Bango Oil LLC, Vertex Refining NV, LLC, Vertex Refining OH, LLC, Vertex Merger Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Acquisition Sub, LLC, Cedar Marine Terminals, LP, Vertex Recovery, L.P., Golden State Lubricants Works, LLC, Crossroad Carriers, L.P., Vertex Recovery Management, LLC, Vertex Recovery Management LA, LLC H & H Oil, L.P., and Vertex Energy, Inc. and each other grantor from time to time party thereto and Encina Business Credit, LLC, as Agent		8-K	10.3	2/7/2017	001-11476
10.66 (###)	Third Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., entered into on December 14, 2016, and effective January 1, 2017*	X
14.1	Code of Ethical Business Conduct and Whistleblower Protection Policy		8-K/A	14.1	2/13/2013	001-11476
16.1	Letter dated April 30, 2015 From LBB & Associates Ltd., LLP		8-K	16.1	5/1/2015	001-11476

Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
21.1	Subsidiaries*	X
23.1	Consent of Hein & Associates LLP*	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
99.2	Charters Of The Compensation Committee; Audit Committee; Nominating And Corporate Governance Committee; and Related Party Transaction Committee		8-K/A	99.2	2/13/2013	001-11476
99.3	Charter of Risk Committee		10-Q	99.2	9/30/2013	001-11476
99.4	Amended Charter of the Compensation Committee effective July 24, 2014		10-Q	99.1	9/30/2014	001-11476
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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