Form 10-Q
period 2017-03-31
Vertex Energy Inc.
filed 2017-05-10
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 32,149,099 shares of common stock are issued and outstanding as of May 9, 2017.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$6,596	$1,701,435
Escrow - current restricted cash	1,506,675	1,504,723
Accounts receivable, net	7,017,873	10,952,219
Inventory	4,739,939	4,357,958
Prepaid expenses	1,395,345	2,669,117
Total current assets	14,666,428	21,185,452

Noncurrent assets
Fixed assets, at cost	63,318,634	62,316,808
Less accumulated depreciation	(13,421,992)	(12,286,874)
Fixed assets, net	49,896,642	50,029,934
Intangible assets, net	15,133,428	15,252,332
Other assets	771,250	518,250
TOTAL ASSETS	$80,467,748	$86,985,968

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,118,326	$9,440,696
Dividends payable	415,330	504,474
Capital leases	84,046	133,153
Current portion of long-term debt, net of unamortized finance costs	1,255,787	9,649,282
Revolving note	907,295	2,726,039
Total current liabilities	10,780,784	22,453,644
Long-term liabilities
Long-term debt, net of unamortized finance costs	10,873,343	1,848,111
Derivative liability	3,445,320	4,365,992
Total liabilities	25,099,447	28,667,747

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 3,327,028 and 3,229,409 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively with a liquidation preference of $10,313,787 and $10,011,168 at March 31, 2017 and December 31, 2016, respectively.	6,097,610	5,676,467

Series B-1 Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 12,579,522 and 12,282,638 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively with a liquidation preference of $19,624,054 and $19,160,915 at March 31, 2017 and December 31, 2016, respectively.	14,327,186	13,927,788

	March 31, 2017	December 31, 2016
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 462,644 and 492,716 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively with a liquidation preference of $689,340 and $734,147 at March 31, 2017 and December 31, 2016, respectively.	463	493

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, 31,568 and 31,568 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively with a liquidation preference of $3,156,800 and $3,156,800 at March 31, 2017 and December 31, 2016, respectively.	32	32

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 32,149,099 and 33,151,391 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively, with zero and 1,108,928 shares held in escrow at March 31, 2017 and December 31, 2016, respectively.	32,149	33,151
Additional paid-in capital	66,837,299	66,534,971
Accumulated deficit	(32,038,942)	(27,958,578)
Total Vertex Energy, Inc. stockholders' equity	34,831,001	38,610,069
Non-controlling interest	112,504	103,897
Total Equity	$34,943,505	$38,713,966
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$80,467,748	$86,985,968

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Revenues	$34,770,614	$14,132,604
Cost of revenues (exclusive of depreciation shown separately below)	30,701,554	14,371,128
Gross profit (loss)	4,069,060	(238,524)

Operating expenses:
Selling, general and administrative expenses	5,229,837	5,495,987
Depreciation and amortization	1,600,060	1,642,960
Total operating expenses	6,829,897	7,138,947
Loss from operations	(2,760,837)	(7,377,471)
Other income (expense):
Interest income	1,952	476
Gain (loss) on sale of assets	(13,100)	9,701,834
Gain (loss) on change in value of derivative liability	920,672	(1,986,320)
Gain (loss) on futures contracts	—	55,916
Interest expense	(1,336,487)	(1,915,492)
Total other income (expense)	(426,963)	5,856,414
Loss before income tax	(3,187,800)	(1,521,057)
Income tax benefit (expense)	—	117,646
Net loss	(3,187,800)	(1,403,411)
Net income (loss) attributable to non-controlling interest	8,607	—
Net loss attributable to Vertex Energy, Inc.	$(3,196,407)	$(1,403,411)

Accretion of discount on Series B and B-1 Preferred Stock	(433,201)	(386,658)
Accrual of dividends on Series B and B-1 Preferred Stock	(417,636)	(373,705)
Net loss available to common shareholders	$(4,047,244)	$(2,163,774)
Loss per common share
Basic	$(0.12)	$(0.07)
Diluted	$(0.12)	$(0.07)
Shares used in computing earnings per share
Basic	32,953,812	29,304,722
Diluted	32,953,812	29,304,722

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net loss	$(3,187,800)	$(1,403,411)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Stock based compensation expense	148,736	124,599
Depreciation and amortization	1,600,060	1,593,584
Rent paid by common stock	—	244,000
(Gain) Loss on sale of assets	13,100	(9,701,834)
(Increase) Decrease in fair value of derivative liability	(920,672)	1,986,320
Amortization of debt discount and deferred costs	318,512	1,291,870
Changes in operating assets and liabilities
Accounts receivable	3,934,346	2,637,258
Inventory	(381,981)	(1,016,556)
Prepaid expenses	1,273,772	428,958
Accounts payable and accrued expenses	(1,322,370)	(3,770,626)
Deferred revenue	—	722,789
Other assets	(253,000)	—
Net cash provided by (used in) operating activities	1,222,703	(6,863,049)
Cash flows from investing activities
Acquisition of Acadiana	(320,700)	—
Purchase of fixed assets	(1,100,962)	(1,216,916)
Proceeds from sales of Bango assets	—	29,788,114
Costs related to sale of Bango assets	—	(10,792,446)
Establish escrow account - restricted cash	(1,952)	(1,500,000)
Proceeds from sale of fixed assets	62,594	20,900
Net cash provided by (used in) investing activities	(1,361,020)	16,299,652
Cash flows from financing activities
Payment of debt issuance costs	(1,656,350)	—
Line of credit (payments) proceeds, net	(1,818,744)	(1,193,664)
Proceeds from sale of Series C Preferred Stock	—	4,000,000
Proceeds from note payable	12,160,194	5,366,584
Payments on note payable	(10,241,622)	(16,592,492)
Net cash used in financing activities	(1,556,522)	(8,419,572)

Net change in cash and cash equivalents	(1,694,839)	1,017,031
Cash and cash equivalents at beginning of the period	1,701,435	765,364
Cash and cash equivalents at end of period	$6,596	$1,782,395

SUPPLEMENTAL INFORMATION
Cash paid for interest	$260,352	$474,573
Cash paid (received) for income tax expense (benefit)	$—	$(117,646)
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	30	120
Conversion of Series B-1 Preferred Stock into common stock	$119,440	$—
Accretion of discount on Series B and B-1 Preferred Stock	$433,201	$386,658
Dividends-in-Kind accrued on Series B and B-1 Preferred Stock	$417,636	$373,706
Return of common shares for sale escrow	$1,109	$—

 See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the "Company" or "Vertex Energy") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual consolidated financial statements as filed with the SEC on Form 10-K on March 14, 2017 (the "Form 10-K"). The December 31, 2016 balance sheet was derived from the audited financial statements of our 2016 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2016 as reported in Form 10-K have been omitted.

NOTE 2.  SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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
Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value.

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

Derivative liabilities
In accordance with ASC 815-40-25 and ASC 815-10-15, Derivatives and Hedging and ASC 480-10-25, Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for net, outside of shareholders' equity and warrants are accounted for as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction. The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, a Dynamic Black Scholes model is utilized which computes the impact of a possible change in control transaction upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, our quoted stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.
Debt Issuance Costs
The Company follows the accounting guidance of ASU No 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Balance Sheet as a direct reduction from the carrying amount of that debt liability.
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At March 31, 2017 and 2016 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	22%	—%	1%	7%
Customer 2	15%	17%	12%	1%
Customer 3	11%	8%	11%	8%
Customer 4	—%	12%	—%	20%
Customer 5	5%	11%	1%	—%
Customer 6	4%	4%	15%	13%
Customer 7	—%	—%	11%	—%

At March 31, 2017 and 2016 and for each of the three months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	100%	—%	—%	100%	—%	—%
Customer 3	—%	100%	—%	—%	100%	—%
Customer 4	—%	—%	100%	—%	—%	100%
Customer 5	100%	—%	—%	100%	—%	—%
Customer 6	100%	—%	—%	100%	—%	—%
Customer 7	100%	—%	—%	100%	—%	—%

The Company had one vendor that represented 10% of total purchases for the three months ended March 31, 2017 and one vendor that represented 15% of total purchases for the three months ended March 31, 2016.

In February 2013, Bank of America agreed to lease the Company equipment to enhance the TCEP operation, which went into effect in April 2013.  Under the current terms of the lease agreement, 16 monthly payments remain of approximately $13,328 each.

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

Litigation:
The Company, in its normal course of business, is involved in various other claims and legal action. We are currently party to the following material litigation proceedings:
Vertex Refining LA, LLC ("Vertex Refining LA"), the wholly-owned subsidiary of Vertex Operating, LLC, our wholly-owned subsidiary ("Vertex Operating") was named as a defendant, along with numerous other parties, in five lawsuits filed on or about February 12, 2016, in the Second Parish Court for the Parish of Jefferson, State of Louisiana, Case No. 121749, by Russell Doucet et. al., Case No. 121750, by Kendra Cannon et. al., Case No. 121751, by Lashawn Jones et. al., Case No. 121752, by Joan Strauss et. al. and Case No. 121753, by Donna Allen et. al. The suits relate to alleged noxious and harmful emissions from our facility located in Marrero, Louisiana. The suits seek damages for physical and emotional injuries, pain and suffering, medical expenses and deprivation of the use and enjoyment of plaintiffs’ homes. We intend to vigorously defend ourselves and oppose the relief sought in the complaints, provided that at this stage of the litigation, the Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

E-Source Holdings, LLC ("E-Source"), the wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants' at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due to plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. E-Source has asserted a counterclaim against Whole for the filing of a mechanic's lien in excess of any amount(s) actually due as well as a cross-claim against Motiva. Under the terms of E-Source's contract with Motiva, Motiva was to pay all sums due to any sub-contractors of E-Source. If any additional monies are owed to Whole, those monies should be paid by Motiva. E-Source seeks to recover the balance due under its contract with Motiva of approximately $1,000,000. The case is set for trial in the summer of 2017. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

NOTE 4. DISPOSITION

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
Net proceeds were used to pay an aggregate of $16.1 million toward the Credit Agreement with Goldman Sachs Bank (described in "Note 6. Line of Credit and Long-Term Debt"), $9.3 million to exercise the Purchase Option (described below) and $1.5 million for equipment and rail park lease acquisitions subsequently included in the Sale Agreement.

Additionally, at the closing, we placed $1.5 million in restricted cash and $1 million worth of our common stock (1,108,928 shares) into escrow with the shares to be released to us 12 months following the closing (which shares were released to us and cancelled in March 2017) and the cash held in escrow to be released to us 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement. On June 30 and December 31 of each year that any of our shares of common stock are in escrow, in the event the value of the shares held in escrow is less than $1 million, based on the then market price of our common stock, we are required to increase the number of shares of common stock held in escrow to total $1 million in aggregate value (no adjustment was required as of March 31, 2017 or December 31, 2016).

Finally, the Sale Agreement required the Company to use sale proceeds to exercise the purchase option set forth in that certain Lease With Option For Membership Interest Purchase (the “Bango Lease”) entered into on April 30, 2015, by and between us, Vertex Refining NV, LLC ("Vertex Refining NV") and Bango Oil, whereby, we had the option at any time during the term of the lease to purchase all of the equity interests of Bango Oil (the “Purchase Option”), effectively acquiring ownership of the Bango Plant for $9.3 million. The Membership Interest Purchase Agreement contains standard and customary representations of the parties and indemnification rights, subject in each case to a $3 million cap on aggregate indemnification. Upon the closing of the Membership Interest Purchase Agreement, we effectively obtained ownership of the Bango Plant, which we then sold to Safety-Kleen, and Bango Oil became a wholly-owned subsidiary of Vertex Refining NV.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at:

	March 31, 2017	December 31, 2016
Accounts receivable trade	$8,658,147	$12,598,493
Allowance for doubtful accounts	(1,640,274)	(1,646,274)
Accounts receivable trade, net	$7,017,873	$10,952,219

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

NOTE 6. LINE OF CREDIT AND LONG-TERM DEBT

Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC
Effective February 1, 2017, we, Vertex Operating, and substantially all of our other operating subsidiaries, other than E-Source Holdings, LLC ("E-Source"), entered into a Credit Agreement (the “EBC Credit Agreement”) with Encina Business Credit, LLC as agent (the “Agent” or “EBC”) and Encina Business Credit SPV, LLC and CrowdOut Capital LLC as lenders thereunder (the “EBC Lenders”). Pursuant to the EBC Credit Agreement, and the terms thereof, the EBC Lenders agreed to loan us up to $20 million, provided that the amount outstanding under the EBC Credit Agreement at any time cannot exceed 50% of the value of the operating plant facilities and related machinery and equipment owned by us (not including E-Source), based on the most recent appraisal of such facilities.

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

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the EBC Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.5 million of average borrowing availability under the Revolving Credit Agreement (defined below) in any 30 day period. As of March 31, 2017, the average borrowing availability was $4,173,051, and the Company was in compliance with all covenants thereunder.

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
The Revolving Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. Borrowings under a revolving credit agreement that contain a subjective acceleration clause and also require a borrower to maintain a lockbox with the lender (whereby lockbox receipts may be applied to reduce the amount outstanding under the revolving credit agreement) are considered short-term obligations. As a result, the debt is classified as a current liability at March 31, 2017.
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
A total of $11,282,537 of the amount initially borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under (a) the Restated Credit Agreement with Goldman Sachs Bank USA, (b) our loan agreement with MidCap (defined below); and (c) the Fox Note (defined below), all of which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Restated Goldman Credit Agreement and Midcap Loan Agreement, and our right to borrow funds thereunder were terminated.
The balance of the EBC Credit Agreement and the Revolving Credit Agreement as of March 31, 2017 are $11,925,000 and $907,295, respectively.
Credit and Guaranty Agreement with Goldman Sachs Bank

In May 2014, the Company entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA (as amended, the “Credit Agreement”). Pursuant to the agreement, Goldman Sachs Bank USA loaned the Company $40 million in the form of a term loan. As set forth in the Credit Agreement, the Company has the option to select whether loans made under the Credit Agreement bear interest at (a) the greater of (i) the prime rate in effect, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System plus ½ of 1%, (iii) the sum of (A) the Adjusted LIBOR Rate and (B) 1%, and (iv) 4.5% per annum; or (b) the greater of (i) 1.50% and (ii) the applicable ICE Benchmark Administration Limited interest rate, divided by (x) one minus, (y) the Adjusted LIBOR Rate. Interest on the Credit Agreement is payable monthly in arrears.

The Credit Agreement was secured by all of the assets of the Company.
On March 26, 2015, the Company entered into a Second Amendment with Goldman Sachs Bank USA to amend the Credit Agreement to among other things, provide for the waiver of the prior defaults and to restructure certain covenants and other financial requirements of the Credit Agreement and to allow for our entry into the MidCap Loan Agreement.
The Credit Agreement contained customary representations, warranties, and covenants for facilities of similar nature and size as the Credit Agreement. The Credit Agreement also included various covenants binding the Company including limits on indebtedness the Company could incur and maintenance of certain financial ratios relating to consolidated EBITDA and debt leverage.
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc., as lender (“Lender”) and Goldman Sachs Bank USA, a New York State-Chartered Bank, as Administrative Agent, Lead Arranger and Collateral Agent (“Agent”) entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement changed the Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Credit Agreement on substantially similar terms as the then outstanding amounts owed to the Lender); modified the Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant as described above; provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by a Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allowed for the issuance of the Fox Note (defined below) and a Mortgage securing such obligation, confirmed that we are required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Credit Agreement as a result of various financial ratios we are required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we are required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Credit Agreement include events of default under the Fox Note (defined below); and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Credit Agreement. The Credit Agreement was terminated effective February 1, 2017.
MidCap Loan Agreement

Effective March 27, 2015, the Company, Vertex Operating and all of the Company’s other subsidiaries other than E-Source and Golden State Lubricant Works, LLC entered into a Loan and Security Agreement with MidCap Business Credit LLC (“MidCap” and the “MidCap Loan Agreement”). Pursuant to the MidCap Loan Agreement, MidCap agreed to loan us up to the lesser of (i) $7 million; and (ii) 85% of the amount of accounts receivable due to us which meet certain requirements set forth in the MidCap Loan Agreement (“Qualified Accounts”), plus the lesser of (y) $3 million and (z) 50% of the cost or market value, whichever is lower, of our raw material and finished goods which had not yet been sold, subject to the terms and conditions of the MidCap Loan Agreement (“Eligible Inventory”), minus any amount which MidCap may require from time to time in order to over secure amounts owed to MidCap under the MidCap Loan Agreement, as long as no event of default had occurred or was continuing under the terms of the MidCap Loan Agreement. The requirement of MidCap to make loans under the MidCap Loan Agreement was subject to certain standard conditions and requirements.

On November 9, 2015, we and certain of our subsidiaries entered into a First Amendment to Loan and Security Agreement (the “Midcap First Amendment”). The Midcap First Amendment amended the Midcap Loan Agreement to add Vertex Refining OH, LLC ("Vertex OH") as a party thereto; remove Vertex OH’s requirement to enter into a negative pledge agreement with MidCap; created separate maximum borrowing base credit limits for Vertex OH’s accounts and customers ($100,000 maximum per customer, subject to certain exceptions); excluded customers who are based outside of the U.S. or Canada from the credit limits if backed by a bank letter of credit or covered by a foreign receivables insurance policy; removed inventory of Vertex OH from the definition of Eligible Inventory under the Midcap Loan Agreement; and provided that additional affiliates of the Company may become party to the Midcap Loan Agreement by executing an assumption agreement and revolving note in favor of Midcap. The MidCap Loan Agreement was terminated effective February 1, 2017.

Fox Note

On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore 05 LLC, the prior owner of Bango Oil ("Fox Encore") and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension extends the Maturity Date of the Fox Note until January 31, 2017 and Vertex OH exercised this Extension Option on June 16, 2016. The second extension would have extended the Maturity Date of the Fox Note until July 31, 2017, and the third extension would have extended the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, upon exercise of the Extension Option, the 3% fee for such extension was not required to be paid in cash but instead only resulted in the termination of a prepayment discount described below. The Fox Note could be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid was to be decreased by $150,000. The Fox Note was secured by a Mortgage. The Fox Note included certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default. The Fox Note also included a provision allowing the Lender (or any other lender party to the Restated Credit Agreement) to purchase the Fox Note upon the occurrence of an event of default under the Restated Credit Agreement. In July 2016, we exercised the first Extension Option, extending the Maturity Date of the Fox Note to January 31, 2017. The Fox Note was repaid in full effective February 1, 2017.
Texas Citizens Bank Loan Agreement

The Company has notes payable to Texas Citizens Bank bearing interest at 5.5% per annum, maturing on January 7, 2020.  The balances of the notes payable are $1,358,540 and $1,531,506 at March 31, 2017 and December 31, 2016, respectively.

Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $425,710 at March 31, 2017 and a balance of $1,060,065 at December 31, 2016.

Capital Leases

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases. Payments made since 2014 have reduced the balance to $84,046 and $133,153 at March 31, 2017 and December 31, 2016, respectively.

The Company's outstanding debt facilities as of March 31, 2017 and December 31, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2017	Balance on December 31, 2016
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$11,925,000	$—
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	907,295	—
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017 (1)	$7,000,000	—	2,726,039
Goldman Sachs USA	Term Loan - Restated Credit Agreement	January 29, 2016	May 2, 2019 (1)	$8,900,000	—	4,000,000
Fox Encore Promissory Note	Promissory Note	January 29, 2017	July 31, 2017 (1)	$5,150,000	—	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	$3,154,860	84,046	133,153
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	1,358,540	1,531,506
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	425,710	1,060,065
Total					$14,700,591	$14,600,763
Deferred finance cost, net					(1,580,120)	(244,178)
Total, net of deferred finance costs					$13,120,471	$14,356,585
(1) Paid in full and terminated on February 1, 2017

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$907,295	$—	$—	$—	$—	$—
Encina Business Credit SPV, LLC	900,000	900,000	900,000	9,225,000	—	—
Pacific Western Bank	84,046	—	—	—	—	—
Texas Citizens Bank	474,693	495,013	388,834	—	—	—
Various institutions	425,710	—	—	—	—	—
Totals	2,791,744	1,395,013	1,288,834	9,225,000	—	—
Deferred finance costs, net	(544,616)	(517,752)	(517,752)	—	—	—
Totals, net of deferred finance costs	$2,247,128	$877,261	$771,082	$9,225,000	$—	$—

NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three months ended March 31, 2017 and March 31, 2016, respectively, includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended March 31, 2017 and March 31, 2016 excludes: 1) options to purchase 3,032,345 and 2,607,552 shares, respectively, of common stock, 2) warrants to purchase 7,353,061 and 4,252,135 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,327,028 and 8,283,234 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 12,579,522 and zero shares, respectively, of common stock, and 5) Series A Preferred and Series C Preferred Stock, convertible into common stock on a 1-for-one basis.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Basic Earnings per Share
Numerator:
Net (loss) income available to common shareholders	$(4,047,244)	$(2,163,774)
Denominator:
Weighted-average shares outstanding	32,953,812	29,304,722
Basic earnings per share	$(0.12)	$(0.07)

Diluted Earnings per Share
Numerator:
Net (loss) income available to common shareholders	$(4,047,244)	$(2,163,774)
Denominator:
Weighted-average shares outstanding	32,953,812	29,304,722
Effect of dilutive securities
Stock options and warrants	—	—
Preferred Stock	—	—
Diluted weighted-average shares outstanding	32,953,812	29,304,722
Diluted earnings per share	$(0.12)	$(0.07)

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of March 31, 2017, there were 32,149,099 common shares issued and outstanding.

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

Common stock activity during the three months ended March 31, 2017 was as follows:

•	On January 27, 2017, the Company issued 66,564 shares of common stock in connection with the conversion of 66,564 shares of Series B1 Convertible Preferred Stock.

•	On January 30, 2017, the Company issued 10,000 shares of common stock in connection with the conversion of 10,000 shares of Series B1 Convertible Preferred Stock.

•	On February 2, 2017, the Company issued 30,072 shares of common stock in connection with the conversion of 30,072 shares of our Series A Convertible Preferred Stock.

•
On March 10, 2017, the 1,108,928 shares of common stock as part of the escrow fulfillment of the sale of the Vertex Refining NV assets to Safety-Kleen System, Inc. (the "Bango Sale"), were returned to the Company and cancelled.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Preferred Stock is 17,000,000. The number of designated shares of the Company's Series C Preferred Stock is 44,000. As of March 31, 2017 and December 31, 2016, there were 462,644 shares and 492,716 shares of Series A Preferred Stock issued and outstanding, respectively. As of March 31, 2017 and December 31, 2016, there were 3,327,028 and 3,229,409 shares of Series B Preferred Stock issued and outstanding, respectively. In connection with the May 2016 Purchase Agreement described below under "Series B1 Preferred Stock and Temporary Equity", 3,575,070 shares of Series B Preferred Stock were repurchased and retired. As of March 31, 2017 and December 31, 2016, there were 12,579,522 and 12,282,638 shares of Series B1 Preferred Stock issued and outstanding, respectively. As of March 31, 2017 and December 31, 2016 there were 31,568 shares of Series C Preferred Stock issued and outstanding. The 31,568 shares of Series C Preferred Stock would convert into 3,156,800 shares of Common Stock.
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

On June 24, 2015, we closed the transactions contemplated by the June 19, 2015 Unit Purchase Agreement (the “June 2015 Purchase Agreement”) we entered into with certain institutional investors (the “June 2015 Investors”), pursuant to which the Company sold the Investors an aggregate of 8,064,534 units (the “June 2015 Units”), each consisting of (i) one share of Series B Preferred Stock and (ii) one warrant to purchase one-half of a share of common stock of the Company (each a “June 2015 Warrant” and collectively, the “June 2015 Warrants”). The Units were sold at a price of $3.10 per Unit (the “June 2015 Unit Price”) (a 6.1% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the June 2015 Purchase Agreement was entered into which was $2.91 per share (the “June 2015 Closing Bid Price”)). The June 2015 Warrants have an exercise price of $2.92 per share ($0.01 above the June 2015 Closing Bid Price). Total gross proceeds from the offering of the June 2015 Units (the “June 2015 Offering”) were $25.0 million.

The Placement Agent received a commission equal to 6.5% of the gross proceeds (less $4.0 million raised from certain investors in the June 2015 Offering for which they received no fee) from the June 2015 Offering, for an aggregate commission of $1.365 million which was netted against the proceeds.

We used the net proceeds from the June 2015 Offering to repay amounts owed under the Goldman Credit Agreement in the amount of $15.1 million.

In addition, under the June 2015 Purchase Agreement, the Company agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the June 2015 Warrants under the Securities Act of 1933, as amended, for resale by the June 2015 Investors. The Company committed to file a registration statement on Form S-1 by the 30th day following the closing of the June 2015 Offering (which filing date was met) and to cause the registration statement to become effective by the 90th day following the closing (or, in the event of a “full review” by the Securities and Exchange Commission, the 120th day following the closing), which registration statement was declared effective by the Securities and Exchange Commission (SEC) on August 6, 2015, provided that a post-effective amendment to that registration statement was declared effective by the SEC on August 31, 2016. The June 2015 Purchase Agreement provides for liquidated damages upon the occurrence of certain events, including, but not limited to, the failure by the Company to cause the registration statement to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by a June 2015 Investor for the June 2015 Units affected by the event that are still held by the June 2015 Investor upon the occurrence of the event, due on the date immediately following the event that caused such failure (or the 30th day following such event if the event relates to the suspension of the registration statement as described in the June 2015 Purchase Agreement), and each 30 days thereafter, with such payments to be prorated on a daily basis during each 30 day period, subject to a maximum of an aggregate of 6% per annum.

Under the June 2015 Purchase Agreement, the Company agreed to indemnify the Investors for liabilities arising out of or relating to (i) any untrue statement of a material fact contained in the registration statement, (ii) any inaccuracy in the representations and warranties of the Company contained in the June 2015 Purchase Agreement or the failure of the Company to perform its obligations under the June 2015 Purchase Agreement and (iii) any failure by the Company to fulfill any undertaking included in the registration statement, subject to certain exceptions. The June 2015 Investors, severally, and not jointly agreed to indemnify the Company against (i) any failure by such June 2015 Investor to comply with the covenants and agreements contained in the June 2015 Purchase

Agreement and (ii) any untrue statement of a material fact contained in the registration statement to the extent such untrue statement was made in reliance upon and in conformity with written information furnished by or on behalf of that June 2015 Investor specifically for use in preparation of the registration statement, subject to certain exceptions.
The June 2015 Warrants were valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the warrant shares at approximately $7,028,067. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 70%-100%, risk free interest rate of 1.59%, and expected term of 5.5 years. This valuation resulted in a beneficial conversion feature on the convertible preferred stock of approximately $5,737,796. This amount will be accreted over the term as a deemed dividend. Fees in the amount of $1.4 million relating to the stock placement were netted against proceeds. The June 2015 Warrants are exercisable beginning on December 26, 2015, and expire December 24, 2020.
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
The following table represents the carrying amount of the Series B Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, at inception and as of March 31, 2017 and December 31, 2016:

Temporary Equity:
At Inception	June 24, 2015
Face amount of Series B Preferred	$25,000,000
Less: warrant value	7,028,067
Less: beneficial conversion feature	5,737,796
Less: issuance costs and fees	1,442,462
Carrying amount at inception	$10,791,675

	March 31, 2017	December 31, 2016
Face amount of Series B Preferred	$25,000,000	$25,000,000
Less: repurchase of 3,575,070 shares	11,189,838	11,189,838
Less: conversions of shares to common stock	5,386,341	5,386,341
Plus: dividends in kind	1,764,148	1,164,701
Less: unaccreted discount	4,090,359	3,912,055
Carrying amount	$6,097,610	$5,676,467

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares are accounted for net outside of stockholders’ equity at $6,097,610 with the June 2015 Warrants accounted for as liabilities at their fair value of $1,549,409 and $1,952,565 as of March 31, 2017 and December 31, 2016, respectively. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these June 2015 Warrants, the Company utilized a Dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the June 2015 Warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.

The changes in liabilities measured using significant unobservable inputs for the three months ended March 31, 2017 were as follows:

Level Three Roll-Forward
Item	Level 3
Balance at December 31, 2015	$1,548,604
May 2016 Series B1 Preferred Warrants (described below)	2,867,264
Change in valuation of warrants	(49,876)
Balance at December 31, 2016	4,365,992
Change in valuation of warrants	(920,672)
Balance at March 31, 2017	3,445,320

The warrants related to the June 2015 Series B Preferred Stock and the May 2016 Series B1 Preferred Stock were revalued at March 31, 2017 and December 31, 2016 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $(920,672). At March 31, 2017, the June 2015 Warrants and the May 2016 Warrants were valued at approximately $1,549,409 and $1,895,910, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 78%-100%, risk free interest rate of 1.14%, and expected term of 2.92 years (June 2015 Warrants) and 5.11 years (May 2016 Warrants).
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
The BCF was initially recognized as an offsetting reduction to Series B Preferred Stock (debit) - Temporary Equity, with the credit being recognized in equity (additional paid-in capital).
The resulting issuance costs, discount, value allocated to warrants, and BCF should be accreted to the Series B Preferred Stock to ensure that the Series B Preferred Stock balance is equal to its face value as of the redemption or conversion date, if conversion is expected earlier.
The initial BCF of the Series B Preferred Stock was determined by calculating the intrinsic value of the conversion feature as follows:

Face amount of Series B Preferred Stock	$25,000,000
Less: allocated value of Warrants	7,028,067
Allocated value of Series B Preferred Stock	$17,971,933
Shares of Common stock to be converted	8,064,534
Effective conversion price	$2.23
Market price	$2.94
Intrinsic value per share	$0.7115
Intrinsic value of beneficial conversion feature	$5,737,796
As of March 31, 2017 and December 31, 2016, respectively, a total of $139,186 and $214,227 of dividends were accrued on our outstanding Series B Preferred Stock (not including shares of Series B Preferred Stock converted into common stock in August 2015, as described above). We were prohibited from paying such dividends in shares of common stock because the applicable June 2015 Dividend Stock Payment Price was below $2.91. The “June 2015 Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the

Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable June 2015 Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock, and we choose to pay such dividends in-kind.
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

The following table represents the carrying amount of the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, at inception (May 13, 2016), as of March 31, 2017, and December 31, 2016:

Temporary Equity:
At Inception	May 13, 2016
Face amount of Series B1 Preferred	$19,349,745
Less: May 2016 Warrant value	2,867,264
Less: May 2016 Beneficial Conversion Feature	2,371,106
Less: May 2016 issuance costs and fees	607,880
Carrying amount at inception	$13,503,495

	March 31, 2017	December 31, 2016
Face amount of Series B1 Preferred	$19,349,745	$19,349,745
Less: conversions of shares to common	748,306	628,866
Plus: dividends-in-kind	732,753	435,369
Less: unaccreted discount	5,007,006	5,228,460
Carrying amount	$14,327,186	$13,927,788

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $14,327,186 with the May 2016 Warrants accounted for as liabilities at their fair value of $1,895,910 and $2,413,427 as of March 31, 2017 and December 31, 2016, respectively. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, the Company utilized a Dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the May 2016 Warrants. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible Series B1 Preferred Stock shares are redeemed, any redemption price in excess of the carrying amount of the convertible Series B1 Preferred Stock would be treated as a dividend.

The changes in liabilities measured using significant unobservable inputs for the three months ended March 31, 2017 are described above within the Level Three Roll-Forward table under Series B Preferred Stock and Temporary Equity.

The Certificate of Designation of the Series B1 Preferred Stock contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). The May 2016 beneficial conversion feature (BCF) relates to the potential difference between the effective conversion price (measured based on proceeds allocated to the Series B1 Preferred Stock) and the fair value of the stock into which Series B1 Preferred Stock shares are currently convertible (common stock). If a conversion option embedded in a debt host instrument does not require separate accounting as a derivative instrument under ASC 815, the convertible hybrid instrument must be evaluated under ASC 470-20 for the identification of a possible BCF. The May 2016 BCF will be initially recognized as an offsetting reduction to Series B1 Preferred Stock (debit) - Temporary Equity, with the credit being recognized in equity (additional paid-in capital). The resulting May 2016 issuance costs, discount, value allocated to warrants, and BCF should be accreted to the Series B1 Preferred Stock to ensure that the Series B1 Preferred Stock balance is equal to its face value as of the redemption or conversion date, if conversion is expected earlier.

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

As of March 31, 2017 and December 31, 2016, respectively, a total of $276,144 and $290,247 of dividends were accrued on our outstanding Series B1 Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable 2016 Dividend Stock Payment Price was below $1.52. In the event the applicable Dividend Stock Payment Price is below $1.52, we are required to pay such dividend in cash or in-kind in additional shares of Series B1 Preferred Stock, and we choose to pay such dividends in-kind.

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

On August 2, 2016, the Company issued 1,243,200 shares of common stock in connection with the conversion of 12,432 shares of Series C Preferred Stock. The outstanding shares of Series C Preferred Stock at March 31, 2017 and December 31, 2016 totaled 31,568 shares.

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three months ended March 31, 2017 and 2016 is as follows:

THREE MONTHS ENDED MARCH 31, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$24,804,083	$5,394,041	$4,572,490	$34,770,614

Income (loss) from operations	$(2,670,103)	$15,706	$(106,440)	$(2,760,837)

THREE MONTHS ENDED MARCH 31, 2016
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$10,133,494	$2,626,455	$1,372,655	$14,132,604

Income (loss) from operations	$(6,983,184)	$(276,304)	$(117,983)	$(7,377,471)

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax of 34% because of the change in our valuation allowance.
The year to date loss at March 31, 2017 put the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $47.1 million as of March 31, 2017 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a pre-tax loss of approximately $3.2 million from January 1, 2017 through March 31, 2017. As a result, the Company created a full valuation allowance of 100% to offset the entire balances of deferred tax assets and deferred tax liabilities.

NOTE 12. ACQUISITION OF ACADIANA

On February 2, 2017, the Company entered into an Asset Purchase Agreement (the "APA") with Acadiana Recovery, LLC ("Acadiana") pursuant to which the Company agreed to buy substantially all the customer relations, vehicles, equipment, supplies and tools of Acadiana for an aggregate purchase price of $710,350. This resulted in the recognition of $389,650 in fixed assets and $320,700 in intangible assets as of the acquisition date.

NOTE 13. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind

Pursuant to the terms of our Credit Agreement with our senior lender, we are prohibited from paying dividends in cash and therefore we paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which accrued as of March 31, 2017, in-kind by way of the issuance of 49,172 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2017 and the issuance of 185,914 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in April 2017. If converted in full, the 49,172 shares of Series B Preferred Stock would convert into 49,172 shares of common stock and the 185,914 shares of Series B1 Preferred Stock would convert into 185,914 shares of common stock.

Acquisition of Nickco

On May 1, 2017, the Company entered into and closed an Asset Purchase Agreement (the "APA") with Nickco Recycling, Inc. ("Nickco") pursuant to which the Company agreed to buy substantially all the processing equipment and the rolling stock of Nickco for aggregate consideration of $2,116,730. This included $1,096,730 in cash, 500,000 shares of restricted common stock and contingent consideration of 500,000 shares of common stock, which is payable only if the assets acquired meet a pre-agreed EBITDA target for the 12 calendar months ending on the last day of the 12th calendar month following closing.

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

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and "Part II", "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report").

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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve month period ending March 31, 2017, we aggregated approximately 110.5 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 95.9 million gallons of used motor oil with our proprietary Thermal Chemical Extraction Process (“TCEP”), VGO, and Base Oil processes.
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

Black Oil Division
Our Black Oil division is engaged in operations across the entire used motor oil recycling value chain including collection, aggregation, transportation, storage, refinement, and sales of aggregated feedstock and re-refined products to end users. We collect and purchase used oil directly from generators such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. We own a fleet of 35 collection vehicles, which routinely visit generators to collect and purchase used motor oil. We also aggregate used oil from a diverse network of approximately 50 suppliers who operate similar collection businesses to ours.
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 19 transportation trucks and more than 150 aboveground storage tanks with over 7.3 million gallons of storage capacity. These assets are used by both the Black Oil division and the Refining and Marketing division. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. We also use our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing (we are currently utilizing TCEP to pre-treat our used motor oil feedstock prior to shipping them to our facility in Marrero, Lousiana; but have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015, due to market conditions). In addition, at our Marrero facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.
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

Recent Events:
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
Acquisition, Acadiana Recovery, LLC
On February 2, 2017, the Company entered into an Asset Purchase Agreement (the "APA") with Acadiana Recovery, LLC ("Acadiana") pursuant to which the Company agreed to buy substantially all the customer relations, vehicles, equipment, supplies and tools of Acadiana for an aggregate purchase price of $710,350. This resulted in the recognition of $389,650 in fixed assets and $320,700 in intangible assets as of the acquisition date.

Acquisition of Nickco Recycling, Inc.

On May 1, 2017, the Company entered into and closed an Asset Purchase Agreement (the "APA") with Nickco Recycling, Inc. ("Nickco") pursuant to which the Company agreed to buy substantially all the processing equipment and the rolling stock of Nickco for aggregate consideration of $2,116,730. This included $1,096,730 in cash, 500,000 shares of restricted common stock and contingent consideration equal to 500,000 shares of common stock, which is payable only if the assets acquired meet a pre-agreed EBITDA target for the 12 calendar months ending on the last day of the 12th calendar month following closing.

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

Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with the Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), E-Source Holdings, LLC (“E-Source”), Omega Refining, LLC's (“Omega Refining”) acquisitions and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”) acquisitions, described in greater detail in our Annual Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Set forth below are our results of operations for the three months ended March 31, 2017 as compared to the same period in 2016.

	Three Months Ended March 31,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2017	2016
Revenues	$34,770,614	$14,132,604	$20,638,010	146%
Cost of revenues (exclusive of depreciation shown separately below)	30,701,554	14,371,128	(16,330,426)	(114)%
Gross profit (loss)	4,069,060	(238,524)	4,307,584	1,806%

Selling, general and administrative expenses	5,229,837	5,495,987	266,150	5%
Depreciation and amortization	1,600,060	1,642,960	42,900	3%
Total operating expenses	6,829,897	7,138,947	309,050	4%

Loss from operations	(2,760,837)	(7,377,471)	4,616,634	63%

Other income (expense):
Other income (loss)	1,952	476	1,476	310%
Gain (loss) on asset sales	(13,100)	9,701,834	(9,714,934)	(100)%
Gain (loss) on change in value of derivative liability	920,672	(1,986,320)	2,906,992	146%
Gain (loss) on futures contracts	—	55,916	(55,916)	(100)%
Interest expense	(1,336,487)	(1,915,492)	579,005	30%
Total other income (expense)	(426,963)	5,856,414	(6,283,377)	(107)%

Loss before income tax	(3,187,800)	(1,521,057)	(1,666,743)	(110)%

Income tax benefit (expense)	—	117,646	(117,646)	(100)%

Net loss	$(3,187,800)	$(1,403,411)	$(1,784,389)	(127)%
Non-controlling interest	$8,607	$—	$8,607	100%
Net loss attributable to Vertex Energy, Inc.	$(3,196,407)	$(1,403,411)	$(1,792,996)	(128)%

Each of our segments’ income (loss) from operations during the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2017	2016
Total revenue	$24,804,083	$10,133,494	$14,670,589	145%
Total cost of revenue (exclusive of depreciation shown separately below)	21,869,577	11,202,238	(10,667,339)	(95)%
Gross profit (loss)	2,934,506	(1,068,744)	4,003,250	375%
Selling general and administrative expense	4,370,863	4,630,662	259,799	6%
Depreciation and amortization	1,233,746	1,234,895	1,149	—%
Loss from operations	$(2,670,103)	$(6,934,301)	$4,264,198	61%

Refining Segment
Total revenue	$5,394,041	$2,626,455	$2,767,586	105%
Total cost of revenue (exclusive of depreciation shown separately below)	4,647,616	2,099,665	(2,547,951)	(121)%
Gross profit	746,425	526,790	219,635	42%
Selling general and administrative expense	488,428	568,977	80,549	14%
Depreciation and amortization	242,291	234,117	(8,174)	(3)%
Income (loss) from operations	$15,706	$(276,304)	$292,010	106%

Recovery Segment
Total revenue	$4,572,490	$1,372,655	$3,199,835	233%
Total cost of revenue (exclusive of depreciation shown separately below)	4,184,361	1,069,225	(3,115,136)	(291)%
Gross profit	388,129	303,430	84,699	28%
Selling general and administrative expense	370,545	296,841	(73,704)	(25)%
Depreciation and amortization	124,023	124,572	549	—%
Loss from operations	$(106,439)	$(117,983)	$11,544	10%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased by 146% for the three months ended March 31, 2017 compared to the same period in 2016, due primarily to higher commodity prices and volumes during the three months ended March 31, 2017 compared to the same period in 2016. Total volume increased 43% during the three months ended March 31, 2017 compared to the same period in 2016. Volumes were impacted as a result of a fire at the Heartland facility which occurred at the facility in February 2016 and required the facility to be offline during the second half of the first quarter of fiscal 2016 and the first half of the second quarter. Gross profit increased by 1,806% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The majority of this increase was the result of the adjustments in prices of feedstock during the fourth quarter of 2016 which resulted in positive gross profit during this period. In our collection division we successfully initiated a charge for services program. As a result of this program we currently have customers who are charged for each service performed and others who are charged a monthly fee for as many services performed in that month. The combination of our fee structure change along with our increased third party supply we were able to make progress in lowering our cost of feedstock during the fourth quarter.

Additionally, our per barrel margin increased 1,514% relative to the three months ended March 31, 2016. This increase was a result of decreased operational costs related to the Marrero and Heartland facilities in addition to improved margins in our feedstock and product values during the three months ended March 31, 2017, compared to the same period during 2016, as a result of the charges implemented through our collections division. The 114% decrease in cost of revenues for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is mainly a result of a slight increase in commodity prices and increases in volumes along with the charges implemented through our collections.

Our Black Oil division's volume increased approximately 50% during the three months ended March 31, 2017 compared to the same period in 2016. This increase was due to the increased amount of volume managed through our facilities. Volumes collected through our H&H Oil and Heartland collection facilities increased 22% during the three months ended March 31, 2017 compared to the same period in 2016. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold increased 43% for the three months ended March 31, 2017 versus the same period in 2016. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

In addition, commodity prices increased approximately 73% for the three months ended March 31, 2017, compared to the same period in 2016. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March 31, 2017 increased $24.62 per barrel from a three month average of $21.01 for the three months ended March 31, 2016 to $45.64 per barrel for the three months ended March 31, 2017.

We experienced no change in the volume of our TCEP refined product during the three months ended March 31, 2017, compared to the same period in 2016. Our TCEP technology was not operated to produce finished product during the three months ended March 31, 2017 or 2016, due to market conditions. The TCEP process is currently being utilized as a pre-treatment for the Used Motor Oil being purchased in the Texas Market and then being sent to our Marrero, Louisiana facility. We currently do not have an estimate as to when or if we may utilize this technology for the production of finished cutterstock in the future.

Overall volume for the Refining and Marketing division increased 14% during the three months ended March 31, 2017 as compared to the same period in 2016. This division experienced a decrease in production of 100% for its gasoline blendstock for the three months ended March 31, 2017, compared to the same period in 2016. Our fuel oil cutter volumes increased 4% for the three months ended March 31, 2017, compared to the same period in 2016. Our pygas volumes increased 44% for the three months ended March 31, 2017 as compared to the same period in 2016. These increases were a result of increases in volumes of feed to process.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division increased 233% as a result of higher commodity prices and, higher volumes, which was offset by the decline of project based work related to our E-Source business during the three months ended March 31, 2017, compared to the same period in 2016. Volumes of petroleum products acquired during the three months ended March 31, 2017, in our Recovery business were up 44% during the three months ended March 31, 2017, compared to the same period during 2016. This division through E-Source, periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 1,806% and our margin per barrel increased approximately 1,514% for the three months ended March 31, 2017, compared to the same period in 2016. This increase was largely a result of increased volumes along with the increase in charge for oil in our Black Oil collection division.

We had selling, general, and administrative expenses of $5,229,837 for the three months ended March 31, 2017, compared to $5,495,987 of selling, general, and administrative expenses for the prior year’s period, a decrease of $266,150 or 5% from the prior period. This decrease is primarily due to the reductions made during the end of 2016 in our selling, general and administrative expenses generated by new business lines, specifically those business lines acquired from Omega Refining, Heartland and the E-Source acquisitions.

We had a loss from operations of $2,760,837 for the three months ended March 31, 2017, compared to a loss from operations of $7,377,471 for the three months ended March 31, 2016, a decrease of $4,616,634 or 63% from the prior, year’s three-month period.  The decrease was mainly due to an increase in overall gross profit in 2017 of approximately $4.3 million.

We also had interest expense of $1,336,487 for the three months ended March 31, 2017, compared to interest expense of $1,915,492 for the three months ended March 31, 2016, a decrease in interest expense of $579,005 or 30% from the prior period due to the payment of $16.1 million toward the Credit Agreement with Goldman Sachs Banks related to the Bango Sale during the quarter ended March 31, 2016, and the termination of the debt facilities with Goldman Sachs, Fox and Midcap that were paid off at the beginning of the three months ended March 31, 2017.

We had a (loss) and a gain, respectively, on the sale of assets of ($13,100) and $9,701,834 for the three months ended March 31, 2017 and 2016, respectively, mainly related to the purchase and sale of the Bango facility in January 2016.

We had a $920,672 gain on change in value of derivative liability for the three months ended March 31, 2017, in connection with a beneficial conversion feature on certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9.

Preferred Stock and Detachable Warrants" to the unaudited financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a loss on change in the value of our derivative liability of $1,986,320 in the prior year's period. This change was mainly due to fluctuation in the prices of our stock.

We had no futures contracts for the three months ended March 31, 2017 compared to a gain on futures contracts of $55,916 for the three months ended March 31, 2016. We periodically use futures contract to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure.

We had no income tax benefit or expense for the three months ended March 31, 2017, compared to an income tax benefit of $117,646 for the three months ended March 31, 2016. For tax reporting purposes, we have net operating losses (“NOLs”) of approximately $47.1 million as of March 31, 2017, that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a cumulative pre-tax loss of approximately $3.2 million from January 1, 2016 through March 31, 2017. As a result, the Company created a full valuation allowance of 100% to offset the entire balances of deferred tax assets and deferred tax liabilities.

We had net loss of $3,187,800 for the three months ended March 31, 2017, compared to a net loss of $1,403,411 for the three months ended March 31, 2016, an increase in net loss of $1,792,996 or 128% from the prior period for the reasons described above.

During the three months ended March 31, 2017, the processing costs for our Refining and Marketing division located at KMTEX were $574,698. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Three Months Ended March 31, 2017
Refining and Marketing
Revenues	$5,394,041

Loss from operations	$15,706

The following table sets forth the high and low spot prices during the three months ended March 31, 2017, for our key benchmarks.

2017
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.56	February 1	$1.35	March 22
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.68	January 4	$1.47	March 10
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$48.69	January 5	$41.16	March 23
NYMEX Crude oil (Dollars per barrel)	$54.45	February 23	$47.34	March 21
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the three months ended March 31, 2016, for our key benchmarks.

2016
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.04	January 4	$0.78	January 20
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.38	March 24	$0.89	February 9
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$25.23	March 22	$16.24	January 19
NYMEX Crude oil (Dollars per barrel)	$41.45	March 22	$26.21	February 9
Reported in Platt's US Marketscan (Gulf Coast)

We saw a steady increase during the first three months of 2017, in each of the benchmark commodities we track compared to the same period in 2016.

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

As our competitors bring new technologies to the marketplace, which will likely enable them to obtain higher values for the finished products created through their technologies from purchased black oil feedstock, we anticipate that they will be able to pay more for feedstock due to the additional value received from their finished product (i.e., as their margins increase, they are able to increase the prices they are willing to pay for feedstock). If we are not able to continue to refine and improve our technologies and gain efficiencies in our technologies, we could be negatively impacted by the ability of our competitors to bring new processes to market which compete with our processes, as well as their ability to outbid us for feedstock supplies.

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

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations for the first quarter of 2017, fiscal year 2016 and fiscal year 2015.

	Fiscal 2017	Fiscal 2016				Fiscal 2015
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$34,770,614	$31,055,936	$28,461,930	$24,428,444	$14,132,604	$20,875,827	$39,262,584	$49,119,711	$37,684,339
Cost of Revenues (exclusive of depreciation shown separately below)	30,701,554	25,758,117	22,462,171	19,168,398	14,371,128	20,497,691	34,104,949	43,635,177	38,008,456
Gross Profit (loss)	4,069,060	5,297,819	5,999,759	5,260,046	(238,524)	378,136	5,157,635	5,484,534	(324,117)
Reduction of contingent liability	—	—	—	—	—	(6,069,000)	—	—	—
Selling, general and administrative expenses	5,229,837	4,869,257	5,025,221	4,714,558	5,545,363	6,994,006	6,058,674	5,641,250	5,527,706
Depreciation and amortization	1,600,060	1,569,414	1,560,562	1,553,655	1,593,584	1,920,416	1,597,881	1,561,314	1,556,982
Total operating expenses	6,829,897	6,438,671	6,585,783	6,268,213	7,138,947	2,845,422	7,656,555	7,202,564	7,084,688
Income (loss) from operations	(2,760,837)	(1,140,852)	(586,024)	(1,008,167)	(7,377,471)	(2,467,286)	(2,498,920)	(1,718,030)	(7,408,805)
Other income (expense):
Provision for doubtful accounts	—	—	—	—	—	1,995,180	—	—	(2,650,000)
Other income (expense)	1,952	1,522	1,490	2,486	476	(4,475)	11	10	8
Gain (loss) on change in value of derivative liability	920,672	(674,309)	1,065,217	1,645,288	(1,986,320)	2,844,430	818,051	1,816,982	—
Goodwill impairment loss	—	—	—	—	—	(4,922,353)	—	—	—
Gain (loss) on futures contracts	—	(196,560)	(90,061)	(317,675)	55,916	155,660	395,430	—	—
Gain (loss) on sale of assets	(13,100)	(1,323)	(68,799)	—	9,701,834	92,261	(20,657)	12,818	(70,478)
Interest expense	(1,336,487)	(373,900)	(399,545)	(406,019)	(1,915,492)	(728,780)	(763,791)	(556,975)	(1,531,180)
Total other income (expense)	(426,963)	(1,244,570)	508,302	924,080	5,856,414	(568,077)	429,044	1,272,835	(4,251,650)
Income (loss) before income taxes	(3,187,800)	(2,385,422)	(77,722)	(84,087)	(1,521,057)	(3,035,363)	(2,069,876)	(445,195)	(11,660,455)
Income tax benefit (expense)	—	—	—	—	117,646	—	—	—	(5,306,000)
Net loss	$(3,187,800)	(2,385,422)	(77,722)	$(84,087)	$(1,403,411)	$(3,035,363)	$(2,069,876)	$(445,195)	$(16,966,455)
Non-controlling interest	8,607	13,372	30,234	(41,427)	—	—	—	—	—
Net income (loss)	$(3,196,407)	(2,398,794)	(107,956)	$(42,660)	$(1,403,411)	$(3,035,363)	$(2,069,876)	$(445,195)	$(16,966,455)

The graph below charts our total quarterly revenue over time from January 1, 2015 to March 31, 2017:

In the table below, we have disclosed a quarter-by-quarter summary of our gross profit by segment for the first quarter of 2017, fiscal year 2016 and fiscal year 2015.

	GROSS PROFIT BY SEGMENT BY QUARTER
	Fiscal 2017	Fiscal 2016				Fiscal 2015
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$24,804,083	$23,757,821	$22,907,235	$19,836,390	$10,133,494	$17,004,934	$27,632,744	$34,338,534	$24,913,976
Cost of revenues	21,869,577	19,123,192	17,817,032	15,557,879	11,202,238	17,244,210	25,128,353	30,912,204	27,141,124
Gross profit (loss)	$2,934,506	$4,634,629	$5,090,203	$4,278,511	$(1,068,744)	$(239,276)	$2,504,391	$3,426,330	$(2,227,148)

Refining & Marketing
Revenues	$5,394,041	$3,168,730	$4,436,111	$2,923,481	$2,626,455	$2,687,922	$8,752,135	$11,447,889	$8,266,120
Cost of revenues	4,647,616	2,893,913	3,610,051	2,169,238	2,099,665	2,270,299	8,281,753	9,956,771	7,305,402
Gross profit (loss)	$746,425	$274,817	$826,060	$754,243	$526,790	$417,623	$470,382	$1,491,118	$960,718

Recovery
Revenues	$4,572,490	$4,129,385	$1,118,584	$1,668,573	$1,372,655	$1,182,971	$2,877,705	$3,333,288	$4,504,243
Cost of revenues	4,184,361	3,741,012	1,035,088	1,441,281	1,069,225	983,182	694,843	2,766,202	3,561,930
Gross profit (loss)	$388,129	$388,373	$83,496	$227,292	$303,430	$199,789	$2,182,862	$567,086	$942,313

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

We had total assets of $80,467,748 as of March 31, 2017, compared to $86,985,968 at December 31, 2016. The decrease was mainly due to depreciation and amortization expense and cash used in operations.

We had total current liabilities of $10,780,784 as of March 31, 2017, compared to $22,453,644 at December 31, 2016. This decrease was largely due to the approximate $10.5 million pay down of the Goldman Sachs and Midcap debt as a result of the February 1, 2017 refinancing and classification as long term, as well as the approximately $1.5 million reduction in accounts payable and accrued expenses.

We had total liabilities of $25,099,447 as of March 31, 2017, including current liabilities of $10,780,784 and long-term debt of $10,873,343, which included $1,358,540 related to E-Source debt.

We had working capital of $3,885,644 as of March 31, 2017, compared to a working capital deficit of $1,268,192 as of December 31, 2016. The improvement in working capital from December 31, 2016 to March 31, 2017, is due to the reasons described above.

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

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $425,710 at March 31, 2017.

The Company's outstanding debt facilities as of March 31, 2017 and December 31, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2017	Balance on December 31, 2016
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$11,925,000	$—
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	907,295	—
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017 (1)	$7,000,000	—	2,726,039
Goldman Sachs USA	Term Loan - Restated Credit Agreement	January 29, 2016	May 2, 2019 (1)	$8,900,000	—	4,000,000
Fox Encore Promissory Note	Promissory Note	January 29, 2017	July 31, 2017 (1)	$5,150,000	—	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	$3,154,860	84,046	133,153
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	1,358,540	1,531,506
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	425,710	1,060,065
Total					14,700,591	14,600,763
Deferred Finance Costs, Net					(1,580,120)	(244,178)
Total, Net of Deferred Finance Costs					13,120,471	14,356,585

(1) Paid in full and terminated on February 1, 2017

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$907,295	$—	$—	$—	$—	$—
Encina Business Credit SPV, LLC	900,000	900,000	900,000	9,225,000	—	—
Pacific Western Bank	84,046	—	—	—	—	—
Texas Citizens Bank	474,693	495,013	388,834	—	—	—
Various institutions	425,710	—	—	—	—	—
Totals	2,791,744	1,395,013	1,288,834	9,225,000	—	—
Deferred finance costs, net	(544,616)	(517,752)	(517,752)	—	—	—
Totals, net of deferred finance costs	$2,247,128	$877,261	$771,082	$9,225,000	$—	$—

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
A total of $11,282,537 of the amount initially borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under (a) the Restated Credit Agreement with Goldman Sachs Bank USA (described below), (b) our loan agreement with MidCap (described below); and (c) the Fox Note (defined below under “Fox Note”)(collectively, “Existing Credit Obligations”), all of which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Restated Goldman Credit Agreement and Midcap Loan Agreement, and our right to borrow funds thereunder were terminated.
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

On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Lender and Agent entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Goldman Credit Agreement”), which amended and restated the Goldman Credit Agreement. The Restated Goldman Credit Agreement changed the Goldman Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Goldman Credit Agreement on substantially similar terms as the then outstanding amounts owed to the Lender); modified the Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant as described above; provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by the Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allow for the issuance of the Fox Note (described below) and the Mortgage securing the amount owed thereunder; confirmed that we were required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Goldman Credit Agreement as a result of various financial ratios we were required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Goldman Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Goldman Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we were required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Goldman Credit Agreement include events of default under the Fox Note; and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Credit Agreement.

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

The MidCap Loan Agreement continues in effect until the second anniversary of the parties’ entry into the Agreement, subject to the right of the parties, via mutual agreement, to extend such rights and agreement, provided that we have the right to terminate the MidCap Loan Agreement at any time with 60 days prior written notice. In the event we desire to terminate the MidCap Loan Agreement, we were required to pay MidCap a termination fee of $70,000, subject to certain exceptions in the MidCap Loan Agreement. We also have the right to terminate the agreement without providing 60 days’ prior notice as long as we pay MidCap the equivalent amount of interest which would have been due (as calculated in the MidCap Loan Agreement) for such 60 day period, along with the $70,000 termination fee. In the event the MidCap Loan Agreement is terminated by MidCap upon the occurrence of an event of default, we were required to pay MidCap a fee of $70,000 upon such termination.

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

Fox Note

On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension, which was exercised as of December 31, 2016, extended the Maturity Date of the Fox Note until January 31, 2017, the second extension will extend the Maturity Date of the Fox Note until July 31, 2017, and the third extension will extend the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elects to exercise the Extension Option to extend the Maturity Date to January 31, 2017, (which had been exercised as of December 31, 2016), the 3% fee for such extension is not to be paid in cash but is instead added to the outstanding principal balance of the Fox Note. The Fox Note may be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid was to be decreased by $150,000. The Fox Note is secured by the Mortgage described below. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default.

On January 29, 2017, the amount borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under the Fox Note, which has been repaid in full as of the date of this filing.

Texas Citizens Bank Loan Agreement

On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan Agreement provides a term note in the amount of $2,045,500 that matures on January 7, 2020 and had a balance of $1,358,540 as of March 31, 2017. Borrowings bear a fixed interest rate of 5.5% per annum and interest is calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $45,147 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The loan contains customary representations, warranties, and covenants for facilities of similar nature and size.

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

Management believes that the amount available under our EBC Credit Agreement and Revolving Credit Agreement, in addition to projected earnings over the next several years, will provide sufficient liquidity to fund our operations for the foreseeable future. If it is necessary, we will seek additional financing for future operations, acquisitions or other future developments and to repay amounts owed to our creditors or to redeem our outstanding preferred securities. The required funds may be raised through the sale of common stock, preferred stock, debt, or convertible debt, which may include the grant of warrants. Our inability to obtain sufficient funds from external sources when such funds are needed will have a material adverse effect on our plan of operations, results of operations and financial condition.

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

Cash flows for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months Ended March 31,
	2017	2016
Beginning cash and cash equivalents	$1,701,435	$765,364
Net cash provided by (used in):
Operating activities	1,222,703	(6,863,049)
Investing activities	(1,361,020)	16,299,652
Financing activities	(1,556,522)	(8,419,572)
Net increase (decrease) in cash and cash equivalents	(1,694,839)	1,017,031
Ending cash and cash equivalents	$6,596	$1,782,395

Net cash provided by operating activities was $1,222,703 for the three months ended March 31, 2017, as compared to net cash used in operating activities of $6,863,049 during the corresponding period in 2016. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities, as well as private sales of securities. The primary reason for the increase in cash provided by operating activities for the three month period ended March 31, 2017, compared to the same period in 2016, was the one-time gain on sale of assets during the three months ended March 31, 2016, and the reduction in accounts payable and accrued expenses, offset by the reduction in accounts receivable and prepaid expenses.

Investing activities used in cash of $1,361,020 for the three months ended March 31, 2017, as compared to having provided $16,299,652 of cash during the corresponding period in 2016 due mainly to the net proceeds from our sale of our Nevada facility ("Bango Plant") of $19 million during the three months ended March 31, 2016.

Financing activities used cash of $1,556,522 for the three months ended March 31, 2017, as compared to using cash of $8,419,572 of cash during the corresponding period in 2016. The financing activities for the three months ended March 31, 2017 were comprised of net payments on the line of credit of approximately $1.8 million, and note proceeds of approximately $12 million (in connection with our entry into the EBC Credit Agreement and Revolving Credit Agreement), offset by an approximate $12 million pay down of our long-term debt (relating to amounts paid under the Goldman Credit Agreement and Midcap Loan Agreement).

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. (See Note 1 to the financial statements included herein).
Revenue Recognition
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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at March 31, 2017.
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
Preferred Stock Classification
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B Preferred Stock requires the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred stock and the Series B1 Preferred Stock requires the Company to redeem such preferred stock on the same date as the Series B Preferred Stock. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.

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

At March 31, 2017, the Company had about $12.83 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.98% at March 31, 2017) plus 6.50% per year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2016 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2016), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

In light of the material weaknesses described above, we had performed additional analysis and other post-quarter procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles and we had contracted with experts, where necessary, for assistance in analyzing and determining the proper accounting and financial reporting treatment for various of the Company's complicated business transactions. Additionally, accounting and financial reporting personnel had been hired to strengthen the Company's resources and financial reporting expertise Accordingly, management has concluded that the financial statements fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

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

E-Source, a wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source, and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. E-Source has asserted a counterclaim against Whole for the filing of a mechanic's lien in excess of any amount(s) actually due as well as a cross-claim against Motiva. Under the terms of E-Source's contract with Motiva, Motiva was to pay all sums due to any sub-contractors of E-Source. If any additional monies are owed to Whole, those monies should be paid by Motiva. E-Source seeks to recover the balance due under its contract with Motiva of approximately $1,000,000. The case is set for trial in the summer of 2017. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on March 14, 2017, under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2016, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Recent Sales of Unregistered Securities

For the period from October 1, 2016 to December 31, 2016, a total of approximately $214,227 of dividends accrued on our outstanding Series B Preferred Stock and for the period from October 1, 2016 to December 31, 2016, a total of approximately $290,246 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay dividends in-kind by way of the issuance of 48,447 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2017 and the issuance of 184,297 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in January 2017. If converted in full, the 48,447 shares of Series B Preferred Stock would convert into 48,447 shares of common stock and the 184,297 shares of Series B1 Preferred Stock would convert into 184,297 shares of common stock.

For the period from January 1, 2017 to March 31, 2017, a total of approximately $152,433 of dividends accrued on our outstanding Series B Preferred Stock and for the period from January 1, 2017 to March 31, 2017, a total of approximately $290,026 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 49,172 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2017 and the issuance of 185,914 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in April 2017. If converted in full, the 49,172 shares of Series B Preferred Stock would convert into 49,172 shares of common stock and the 185,914 shares of Series B1 Preferred Stock would convert into 185,914 shares of common stock.

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

In January 2017, two holders of our Series B1 Convertible Preferred Stock converted 66,564 and 10,000 shares, respectively, of our Series B1 Convertible Preferred Stock into 66,564 and 10,000 shares, respectively, shares of our common stock pursuant to the conversion rights set forth in the designation of the Series B1 Convertible Preferred Stock.

In January 2017, a holder of our Series A Convertible Preferred Stock converted 30,072 shares of our Series A Convertible Preferred Stock into 30,072 shares of our common stock pursuant to the conversion rights set forth in the designation of the Series A Convertible Preferred Stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. As a result of the conversions described above, there are 462,644 outstanding shares of Series A Convertible Preferred Stock, which if converted in full, would convert into 462,644 shares of common stock; 3,327,028 outstanding shares of Series B Convertible Preferred Stock, which if converted in full, would convert into 3,327,028 shares of common stock; and 12,579,522 outstanding shares of Series B1 Convertible Preferred Stock, which if converted in full, would convert into 12,579,522 shares of common stock as of the date of this filing.

In March 2017, we cancelled 1,108,928 shares of our common stock which had been held in escrow in connection with the January 2016 Bango Oil Asset Purchase Agreement in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement, of which no indemnification claims were made. An additional $1.5 million remains in escrow for potential indemnification claims through July 28, 2017.

On May 1, 2017, the Company entered into and closed an Asset Purchase Agreement with Nickco Recycling, Inc. pursuant to which the Company agreed to buy substantially all the processing equipment and the rolling stock of Nickco for aggregate consideration of $2,116,730. This included $1,096,730 in cash, 500,000 shares of restricted common stock and contingent consideration equal to 500,000 shares of common stock, which is payable only if the assets acquired meet a pre-agreed EBITDA target for the 12 calendar months ending on the last day of the 12th calendar month following closing. We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain (and will contain) an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

VERTEX ENERGY, INC.

Date: May 9, 2017	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

10.1	Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.1	2/7/2017	001-11476
10.2	ABL Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.2	2/7/2017	001-11476
10.3	Form of Guaranty and Security Agreement, dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, Bango Oil LLC, Vertex Refining NV, LLC, Vertex Refining OH, LLC, Vertex Merger Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Acquisition Sub, LLC, Cedar Marine Terminals, LP, Vertex Recovery, L.P., Golden State Lubricants Works, LLC, Crossroad Carriers, L.P., Vertex Recovery Management, LLC, Vertex Recovery Management LA, LLC H & H Oil, L.P., and Vertex Energy, Inc. and each other grantor from time to time party thereto and Encina Business Credit, LLC, as Agent		8-K	10.3	2/7/2017	001-11476
10.4 (###)	Third Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., entered into on December 14, 2016, and effective January 1, 2017		10-K	10.66	12/31/2016	001-11476
16.1	Letter dated April 5, 2017 From Hein & Associates LLP		8-K	16.1	4/6/2017	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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