Form 10-Q
period 2017-06-30
Vertex Energy Inc.
filed 2017-08-08
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2017

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 32,655,135 shares of common stock are issued and outstanding as of August 7, 2017.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$458,374	$1,701,435
Escrow - current restricted cash	1,508,447	1,504,723
Accounts receivable, net	9,621,028	10,952,219
Inventory	4,604,679	4,357,958
Prepaid expenses	785,319	2,669,117
Total current assets	16,977,847	21,185,452

Noncurrent assets
Fixed assets, at cost	64,096,722	62,316,808
Less accumulated depreciation	(14,330,153)	(12,286,874)
Fixed assets, net	49,766,569	50,029,934
Goodwill and other intangible assets, net	15,462,495	15,252,332
Other assets	389,050	518,250
TOTAL ASSETS	$82,595,961	$86,985,968

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,825,113	$9,440,696
Dividends payable	418,571	504,474
Capital leases	33,953	133,153
Current portion of long-term debt, net of unamortized finance costs	1,002,159	9,649,282
Revolving note	2,835,749	2,726,039
Total current liabilities	12,115,545	22,453,644
Long-term liabilities
Long-term debt, net of unamortized finance costs	13,029,635	1,848,111
Contingent Consideration	284,410	—
Derivative liability	3,060,551	4,365,992
Total liabilities	28,490,141	28,667,747

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 3,327,028 and 3,229,409 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively with a liquidation preference of $10,313,787 and $10,011,168 at June 30, 2017 and December 31, 2016, respectively.	6,449,076	5,676,467

Series B-1 Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 12,579,522 and 12,282,638 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively with a liquidation preference of $19,624,054 and $19,160,915 at June 30, 2017 and December 31, 2016, respectively.	14,801,147	13,927,788

	June 30, 2017	December 31, 2016
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 456,608 and 492,716 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively with a liquidation preference of $680,346 and $734,147 at June 30, 2017 and December 31, 2016, respectively.	457	493

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, 31,568 and 31,568 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively with a liquidation preference of $3,156,800 and $3,156,800 at June 30, 2017 and December 31, 2016, respectively.	32	32

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 32,655,135 and 33,151,391 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively, with zero and 1,108,928 shares held in escrow at June 30, 2017 and December 31, 2016, respectively.	32,655	33,151
Additional paid-in capital	67,393,536	66,534,971
Accumulated deficit	(34,735,115)	(27,958,578)
Total Vertex Energy, Inc. stockholders' equity	32,691,565	38,610,069
Non-controlling interest	164,032	103,897
Total Equity	$32,855,597	$38,713,966
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$82,595,961	$86,985,968

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$36,912,779	$24,428,444	$71,683,393	$38,561,048
Cost of revenues (exclusive of depreciation shown separately below)	31,486,599	19,168,398	62,188,153	33,539,526
Gross profit (loss)	5,426,180	5,260,046	9,495,240	5,021,522

Operating expenses:
Selling, general and administrative expenses	5,359,897	4,714,558	10,589,734	10,210,545
Depreciation and amortization	1,645,030	1,553,655	3,245,090	3,196,615
Total operating expenses	7,004,927	6,268,213	13,834,824	13,407,160
Loss from operations	(1,578,747)	(1,008,167)	(4,339,584)	(8,385,638)
Other income (expense):
Interest income	2,277	2,486	4,229	2,963
Gain (loss) on sale of assets	(26,399)	—	(39,499)	9,701,833
Gain (loss) on change in value of derivative liability	384,769	1,645,288	1,305,441	(341,032)
Gain (loss) on futures contracts	20,570	(317,675)	20,570	(261,759)
Interest expense	(618,448)	(406,019)	(1,954,935)	(2,321,511)
Total other income (expense)	(237,231)	924,080	(664,194)	6,780,494
Loss before income tax	(1,815,978)	(84,087)	(5,003,778)	(1,605,144)
Income tax benefit (expense)	—	—	—	117,646
Net loss	(1,815,978)	(84,087)	(5,003,778)	(1,487,498)
Net income (loss) attributable to non-controlling interest	51,528	(41,427)	60,136	(41,427)
Net loss attributable to Vertex Energy, Inc.	$(1,867,506)	$(42,660)	$(5,063,914)	$(1,446,071)

Accretion of discount on Series B and B-1 Preferred Stock	(410,097)	(471,877)	(843,298)	(858,535)
Accrual of dividends on Series B and B-1 Preferred Stock	(418,571)	(5,817,327)	(836,208)	(6,191,033)
Net loss available to common shareholders	$(2,696,174)	$(6,331,864)	$(6,743,420)	$(8,495,639)
Loss per common share
Basic	$(0.08)	$(0.21)	$(0.21)	$(0.29)
Diluted	$(0.08)	$(0.21)	$(0.21)	$(0.29)
Shares used in computing earnings per share
Basic	32,350,218	29,765,702	32,650,347	29,535,212
Diluted	32,350,218	29,765,702	32,650,347	29,535,212

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net loss	$(5,003,778)	$(1,487,498)
Adjustments to reconcile net loss to cash used in operating activities
Stock based compensation expense	297,473	256,164
Depreciation and amortization	3,245,090	3,196,615
Rent paid by common stock	—	244,000
(Gain) loss on sale of assets	39,499	(9,701,833)
(Increase) decrease in fair value of derivative liability	(1,305,441)	341,032
Amortization of debt discount and deferred costs	428,159	1,305,707
Changes in operating assets and liabilities
Accounts receivable	1,331,191	(1,047,149)
Inventory	(208,027)	(224,462)
Prepaid expenses	1,883,798	230,614
Accounts payable and accrued expenses	(1,615,582)	(4,664,798)
Deferred revenue	—	(91,746)
Other assets	129,200	(1,303)
Net cash used in operating activities	(778,418)	(11,644,657)
Cash flows from investing activities
Acquisition of Acadiana	(710,350)	—
Acquisition of Nickco	(1,096,730)	—
Purchase of fixed assets	(990,096)	(2,310,582)
Proceeds from sales of Bango assets	—	29,788,114
Costs related to sale of Bango assets	—	(10,792,446)
Restricted cash	(3,724)	(1,501,792)
Proceeds from sale of fixed assets	223,296	20,900
Net cash provided by (used in) investing activities	(2,577,604)	15,204,194
Cash flows from financing activities
Purchase/Buy back Series B Preferred Stock	—	(11,189,849)
Proceeds from issuance of Series B-1 Preferred Stock	—	19,349,756
Issue costs for Series B-1 Preferred Stock	—	(607,890)
Payment of debt issuance costs	(1,718,088)	—
Line of credit (payments) proceeds, net	109,710	444,698
Proceeds from sale of Series C Preferred Stock	—	4,000,000
Proceeds from note payable	14,763,297	5,405,091
Payments on note payable	(11,041,958)	(17,753,076)
Net cash used in financing activities	2,112,961	(351,270)
Net change in cash and cash equivalents	(1,243,061)	3,208,267
Cash and cash equivalents at beginning of the period	1,701,435	765,364
Cash and cash equivalents at end of period	$458,374	$3,973,631

SUPPLEMENTAL INFORMATION
Cash paid for interest	$746,893	$1,006,379
Cash received for income tax benefit	$—	$117,646
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	36	120
Conversion of Series B-1 Preferred Stock into common stock	$119,440	$—
Accretion of discount on Series B and B-1 Preferred Stock	$843,298	$858,535
Dividends-in-Kind accrued on Series B and B-1 Preferred Stock	$836,207	$6,191,033
Conversion feature for Series B and B-1 Preferred Stock	$—	$2,371,106
Contingent consideration on Nickco acquisition	$284,410	$—
Common restricted shares for Nickco acquisition	$408,000	$—
Return of common shares for sale escrow	$1,109	$—

 See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). We are evaluating the impact of ASU 2014-09 and we currently do not anticipate that the standard will have a material impact on our financial statements, other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, our performance obligations and any significant judgments. We are also currently evaluating which transmission method we will use upon adoption in 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases expiring before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently reviewing our various leases to identify those affected by ASU No. 2016-02.

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At June 30, 2017 and 2016 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	19%	—%	19%	17%
Customer 2	13%	11%	9%	1%
Customer 3	11%	5%	8%	6%
Customer 4	7%	21%	—%	—%
Customer 5	4%	2%	12%	5%
Customer 6	—%	9%	—%	12%

At June 30, 2017 and 2016 and for each of the six months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	100%	—%	—%	100%	—%	—%
Customer 3	—%	100%	—%	—%	100%	—%
Customer 4	100%	—%	—%	100%	—%	—%
Customer 5	100%	—%	—%	100%	—%	—%
Customer 6	—%	—%	100%	—%	—%	100%

The Company had zero vendors that represented 10% of total purchases for the six months and three months ended June 30, 2017 and 2016.

In February 2013, Bank of America agreed to lease the Company equipment to enhance the Thermal Chemical Extraction Process (“TCEP”) operation, which went into effect in April 2013.  Under the current terms of the lease agreement, 16 monthly payments remain of approximately $13,328 each.

The Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for petroleum-based products. Historically, the energy markets have been very volatile, and there can be no assurance that these prices will not be subject to wide fluctuations in the future. A substantial or extended decline in such prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital, and the quantities of petroleum-based products that the Company can economically produce.

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

E-Source Holdings, LLC ("E-Source"), the wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due to plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. E-Source has asserted a counterclaim against Whole for the filing of a mechanic's lien in excess of any amount(s) actually due, as well as a cross-claim against Motiva. Under the terms of E-Source's contract with Motiva, Motiva was to pay all sums due to any sub-contractors of E-Source. In management's opinion, any monies due to Whole, should be paid by Motiva. E-Source seeks to recover the balance due under its contract with Motiva of approximately $1,000,000. The case is set for trial in the fall of 2017. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

Additionally, at the closing, we placed $1.5 million in restricted cash (which was released to us and received in July 2017) and $1 million worth of our common stock (1,108,928 shares) into escrow with the shares to be released to us 12 months following the closing (which shares were released to us and cancelled in March 2017), in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement.

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

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)	December 31, 2016
Accounts receivable trade	$11,261,302	$12,598,493
Allowance for doubtful accounts	(1,640,274)	(1,646,274)
Accounts receivable trade, net	$9,621,028	$10,952,219

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

NOTE 6. LINE OF CREDIT AND LONG-TERM DEBT

Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC
Effective February 1, 2017, we, Vertex Operating, and substantially all of our other operating subsidiaries, other than E-Source Holdings, LLC ("E-Source"), entered into a Credit Agreement (the “EBC Credit Agreement”) with Encina Business Credit, LLC as agent (the “Agent” or “EBC”) and Encina Business Credit SPV, LLC and CrowdOut Capital LLC as lenders thereunder (the “EBC Lenders”). Pursuant to the EBC Credit Agreement, and the terms thereof, the EBC Lenders agreed to loan us up to $20 million, provided that the amount outstanding under the EBC Credit Agreement at any time cannot exceed 50% of the value of the operating plant facilities and related machinery and equipment owned by us (not including E-Source).

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

The amounts borrowed under the EBC Credit Agreement are guaranteed by us and our subsidiaries, other than E-Source, pursuant to a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), whereby we also pledged substantially all of our assets and all of the securities of our subsidiaries (other than E-Source) as collateral securing the amount due under the terms of the EBC Credit Agreement. We also provided EBC mortgages on our Marrero, Louisiana, and Columbus, Ohio facilities to secure the repayment of outstanding amounts and agreed to provide mortgages on certain other real property to be delivered post-closing, which still is in process as of the date of this filing.

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the EBC Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.5 million of average borrowing availability under the Revolving Credit Agreement (defined below) in any 30 day period. As of June 30, 2017, the average borrowing availability was $2,860,475, and the Company was in compliance with all covenants thereunder.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At June 30, 2017, the maximum amount available to be borrowed was $5,479,233, based on the above borrowing base calculation.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 1.22% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
The Revolving Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. Borrowings under a revolving credit agreement that contain a subjective acceleration clause and also require a borrower to maintain a lockbox with the lender (whereby lockbox receipts may be applied to reduce the amount outstanding under the revolving credit agreement) are considered short-term obligations. As a result, the debt is classified as a current liability at June 30, 2017.
The amounts borrowed under the Revolving Credit Agreement are guaranteed by us and our subsidiaries, other than E-Source, pursuant to a separate Guaranty and Security Agreement, similar to the EBC Credit Agreement, described in greater detail above. We also provided Encina mortgages on our Marrero, Louisiana, and Columbus, Ohio facilities to secure the repayment of outstanding amounts.

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
A total of $11,282,537 of the amount initially borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under (a) the Restated Credit Agreement with Goldman Sachs Bank USA (defined below), (b) our loan agreement with MidCap (defined below); and (c) the Fox Note (defined below), all of which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Restated Goldman Credit Agreement and Midcap Loan Agreement, and our right to borrow funds thereunder were terminated.
The balance of the EBC Credit Agreement and the Revolving Credit Agreement as of June 30, 2017 are $14,200,000 and $2,835,749, respectively.
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
Texas Citizens Bank Loan Agreement

The Company has notes payable to Texas Citizens Bank bearing interest at 5.5% per annum, maturing on January 7, 2020.  The balances of the notes payable are $1,159,868 and $1,531,506 at June 30, 2017 and December 31, 2016, respectively.

Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $202,242 at June 30, 2017 and $1,060,065 at December 31, 2016.

Capital Leases

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases. Payments made since 2014 have reduced the capital lease obligation to $33,953 and $133,153 at June 30, 2017 and December 31, 2016, respectively.

The Company's outstanding debt facilities as of June 30, 2017 and December 31, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2017	Balance on December 31, 2016
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$14,200,000	$—
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	2,835,749	—
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017 (1)	$7,000,000	—	2,726,039
Goldman Sachs USA	Term Loan - Restated Credit Agreement	January 29, 2016	May 2, 2019 (1)	$8,900,000	—	4,000,000
Fox Encore Promissory Note	Promissory Note	January 29, 2017	July 31, 2017 (1)	$5,150,000	—	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	$3,154,860	33,953	133,153
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	1,159,868	1,531,506
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	202,242	1,060,065
Total					$18,431,812	$14,600,763
Deferred finance cost, net					(1,530,316)	(244,178)
Total, net of deferred finance costs					$16,901,496	$14,356,585

(1) Paid in full and terminated on February 1, 2017

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$2,835,749	$—	$—	$—	$—	$—
Encina Business Credit SPV, LLC	900,000	900,000	900,000	11,500,000	—	—
Pacific Western Bank	33,953	—	—	—	—	—
Texas Citizens Bank	481,396	508,938	169,534	—	—	—
Various institutions	202,242	—	—	—	—	—
Totals	4,453,340	1,408,938	1,069,534	11,500,000	—	—
Deferred finance costs, net	(581,479)	(581,479)	(367,358)	—	—	—
Totals, net of deferred finance costs	$3,871,861	$827,459	$702,176	$11,500,000	$—	$—
NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the six months ended June 30, 2017 and June 30, 2016, respectively, includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the six months ended June 30, 2017 and June 30, 2016 excludes: 1) options to purchase 2,583,058 and 2,777,552 shares, respectively, of common stock, 2) warrants to purchase 7,353,061 and 4,252,135 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,376,938 and 4,895,244 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 12,862,572 and 12,501,558 shares, respectively, of common stock, 5) Series A Preferred which is convertible into 456,608 and 492,716 shares, respectively, of common stock, and 6) 31,568 and 44,000 shares, respectively, of Series C Preferred Stock, which is convertible into 3,156,800 and 4,400,000 shares of common stock respectively.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic Earnings per Share
Numerator:
Net (loss) income available to common shareholders	$(2,696,174)	$(6,331,864)	$(6,743,420)	$(8,495,639)
Denominator:
Weighted-average shares outstanding	32,350,218	29,765,702	32,650,347	29,535,212
Basic earnings per share	$(0.08)	$(0.21)	$(0.21)	$(0.29)

Diluted Earnings per Share
Numerator:
Net (loss) income available to common shareholders	$(2,696,174)	$(6,331,864)	$(6,743,420)	$(8,495,639)
Denominator:
Weighted-average shares outstanding	32,350,218	29,765,702	32,650,347	29,535,212
Effect of dilutive securities
Stock options and warrants	—	—	—	—
Preferred Stock	—	—	—	—
Diluted weighted-average shares outstanding	32,350,218	29,765,702	32,650,347	29,535,212
Diluted earnings per share	$(0.08)	$(0.21)	$(0.21)	$(0.29)

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2017, there were 32,655,135 common shares issued and outstanding.

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

Common stock activity during the six months ended June 30, 2017 was as follows:

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

•
On March 10, 2017, the Company received and cancelled 1,108,928 shares of common stock previously held in escrow as part of the escrow fulfillment of the sale of the Vertex Refining NV assets to Safety-Kleen System, Inc. (the "Bango Sale"). The sales agreement is more fully described in Note 4. Disposition.

•	On May 12, 2017, the Company issued 6,036 shares of common stock in connection with the conversion of 6,036 shares of our Series A Convertible Preferred Stock.

•	On May 26, 2017, the Company issued 500,000 shares of common stock in connection with the Nickco acquisition, which is more fully described in Note 12. Acquisition.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Preferred Stock is 17,000,000. The number of designated shares of the Company's Series C Preferred Stock is 44,000. As of June 30, 2017 and December 31, 2016, there were 456,608 shares and 492,716 shares of Series A Preferred Stock issued and outstanding, respectively. As of June 30, 2017 and December 31, 2016, there were 3,327,028 and 3,229,409 shares of Series B Preferred Stock issued and outstanding, respectively. In connection with the May 2016 Purchase Agreement described below under "Series B1 Preferred Stock and Temporary Equity", 3,575,070 shares of Series B Preferred Stock were repurchased and retired. As of June 30, 2017 and December 31, 2016, there were 12,579,522 and 12,282,638 shares of Series B1 Preferred Stock issued and outstanding, respectively. As of both June 30, 2017 and December 31, 2016, there were 31,568 shares of Series C Preferred Stock issued and outstanding. The 31,568 shares of Series C Preferred Stock are convertible into 3,156,800 shares of Common Stock.
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

The Placement Agent received a commission equal to 6.5% of the gross proceeds (less $4.0 million raised from certain investors in the June 2015 Offering for which they received no fee) from the June 2015 Offering, for an aggregate commission of $1.4 million which was netted against the proceeds.

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
The June 2015 Warrants were valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the warrant shares at $7,028,067. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 70%-100%, risk free interest rate of 1.59%, and expected term of 5.5 years. This valuation resulted in a beneficial conversion feature on the convertible preferred stock of $5,737,796. This amount will be accreted over the term as a deemed dividend. Fees in the amount of $1.4 million relating to the stock placement were netted against proceeds. The June 2015 Warrants are exercisable beginning on December 26, 2015, and expire December 24, 2020.
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
The following table represents the carrying amount of the Series B Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, at inception and as of June 30, 2017 and December 31, 2016:

Temporary Equity:
At Inception	June 24, 2015
Face amount of Series B Preferred	$25,000,000
Less: warrant value	7,028,067
Less: beneficial conversion feature	5,737,796
Less: issuance costs and fees	1,442,462
Carrying amount at inception	$10,791,675

	June 30, 2017	December 31, 2016
Face amount of Series B Preferred	$25,000,000	$25,000,000
Less: repurchase of 3,575,070 shares	11,189,838	11,189,838
Less: conversions of shares to common stock	5,386,341	5,386,341
Plus: dividends in kind	1,903,334	1,164,701
Less: unaccreted discount	3,878,079	3,912,055
Carrying amount	$6,449,076	$5,676,467

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible preferred shares are accounted for net outside of stockholders’ equity at $6,449,076 with the June 2015 Warrants accounted for as liabilities at their fair value of $1,319,907 and $1,952,565 as of June 30, 2017 and December 31, 2016, respectively. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these June 2015 Warrants, the Company utilized a Dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the June 2015 Warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.
The warrants related to the June 2015 Series B Preferred Stock and the May 2016 Series B1 Preferred Stock were revalued at June 30, 2017 and December 31, 2016 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $(1,305,441). At June 30, 2017, the June 2015 Warrants and the May 2016 Warrants were valued at approximately $1,319,907 and $1,740,644, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 78%-100%, risk free interest rate of 1.14%, and expected term of 2.62 years (June 2015 Warrants) and 4.81 years (May 2016 Warrants).

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
As of June 30, 2017 and December 31, 2016, respectively, a total of $139,186 and $214,227 of dividends were accrued on our outstanding Series B Preferred Stock (not including shares of Series B Preferred Stock converted into common stock in August 2015). We were prohibited from paying such dividends in shares of common stock because the applicable June 2015 Dividend Stock Payment Price was below $2.91. The “June 2015 Dividend Stock Payment Price” is calculated by dividing (a) the accrued dividends by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination. In the event the applicable June 2015 Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock, and we chose to pay such dividends in-kind.
Series B1 Preferred Stock and Temporary Equity

Dividends on our Series B1 Preferred Stock accrue at an annual rate of 6% of the original issue price of the preferred stock ($1.56 per share), subject to increases under certain circumstances, and are payable on a quarterly basis. The dividends are payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above $1.52. If the Company is prohibited from paying, or chooses not to pay, the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend can be paid in-kind in Series B1 Preferred Stock shares at $1.56 per share.

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

The Company has the option to redeem the outstanding shares of Series B1 Preferred Stock at $1.72 per share, plus any accrued and unpaid dividends on such Series B1 Preferred Stock redeemed, at any time beginning on June 24, 2017, and the Company is required to redeem the Series B1 Preferred Stock at $1.56 per share, plus any accrued and unpaid dividends, on June 24, 2020. Notwithstanding either of the foregoing, the Series B1 Preferred Stock may not be redeemed unless and until amounts outstanding under the Company’s senior credit facility have been paid in full.

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

The May 2016 Warrants were valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the May 2016 Warrant shares at $2,867,264. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 70%-100%, risk free interest rate of 1.22%, and expected term of 5.5 years. This valuation resulted in a beneficial conversion feature on the convertible preferred stock of $2,371,106. This amount will be accreted over the term as a deemed dividend. Fees in the amount of $0.6 million relating to the stock placement were netted against proceeds. The May 2016 Warrants are exercisable beginning on November 14, 2016, and expire on November 14, 2021.

The following table represents the carrying amount of the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, at inception (May 13, 2016), as of June 30, 2017, and December 31, 2016:

Temporary Equity:
At Inception	May 13, 2016
Face amount of Series B1 Preferred	$19,349,745
Less: May 2016 Warrant value	2,867,264
Less: May 2016 Beneficial Conversion Feature	2,371,106
Less: May 2016 issuance costs and fees	607,880
Carrying amount at inception	$13,503,495

	June 30, 2017	December 31, 2016
Face amount of Series B1 Preferred	$19,349,745	$19,349,745
Less: conversions of shares to common	748,306	628,866
Plus: dividends-in-kind	1,008,897	435,369
Less: unaccreted discount	4,809,189	5,228,460
Carrying amount	$14,801,147	$13,927,788

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $14,801,147 with the May 2016 Warrants accounted for as liabilities at their fair value of $1,740,644 and $2,413,427 as of June 30, 2017 and December 31, 2016, respectively. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these warrants, the Company utilized a Dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the May 2016 Warrants. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible Series B1 Preferred Stock shares are redeemed, any redemption price in excess of the carrying amount of the convertible Series B1 Preferred Stock would be treated as a dividend.

The Certificate of Designation of the Series B1 Preferred Stock contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). The May 2016 BCF relates to the difference between the effective conversion price (measured based on proceeds allocated to the Series B1 Preferred Stock) and the fair value of the stock into which Series B1 Preferred Stock shares are currently convertible (common stock). If a conversion option embedded in a debt host instrument does not require separate accounting as a derivative instrument under ASC 815, the convertible hybrid instrument must be evaluated under ASC 470-20 for the identification of a possible BCF. The May 2016 BCF will be initially recognized as an offsetting reduction (debit) to Series B1 Preferred Stock - Temporary Equity, with the credit being recognized in equity (additional paid-in capital). The resulting May 2016 issuance costs, discount, value allocated to warrants, and BCF should be accreted to the Series B1 Preferred Stock to ensure that the Series B1 Preferred Stock balance is equal to its face value as of the redemption or conversion date, if conversion is expected earlier.

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

As of June 30, 2017 and December 31, 2016, respectively, a total of $279,385 and $290,247 of dividends were accrued on our outstanding Series B1 Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable 2016 Dividend Stock Payment Price was below $1.52. In the event the applicable Dividend Stock Payment Price is below $1.52, we are required to pay such dividend in cash or in-kind in additional shares of Series B1 Preferred Stock, and we choose to pay such dividends in-kind.

The following is an analysis of changes in the derivative liability:

Level Three Roll-Forward
Item	Level 3
Balance at December 31, 2015	$1,548,604
May 2016 Series B1 Preferred Warrants (described below)	2,867,264
Change in valuation of warrants	(49,876)
Balance at December 31, 2016	4,365,992
Change in valuation of warrants	(1,305,441)
Balance at June 30, 2017	$3,060,551

Series C Convertible Preferred Stock

On January 29, 2016, we sold 44,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock"), as described below, in consideration for $4 million.

The Series C Convertible Preferred Stock, authorized on January 29, 2016, does not accrue a dividend, but has participation rights on an as-converted basis, to any dividends paid on the Company’s common stock (other than dividends paid solely in common stock). Each Series C Preferred Stock share has a $100 face value, and a liquidation preference (in the amount of $100 per share) which is junior to the Company’s previously outstanding shares of preferred stock (including the Series B and B1 Preferred Stock), senior credit facilities and other debt holders as provided in further detail in the designation, but senior to the common stock.

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

On August 2, 2016, the Company issued 1,243,200 shares of common stock in connection with the conversion of 12,432 shares of Series C Preferred Stock. The outstanding shares of Series C Preferred Stock at June 30, 2017 and December 31, 2016 totaled 31,568 shares.

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three and six months ended June 30, 2017 and 2016 is as follows:

THREE MONTHS ENDED JUNE 30, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$27,384,402	$5,186,358	$4,342,019	$36,912,779

Income (loss) from operations	$(1,377,717)	$(248,006)	$46,976	$(1,578,747)

THREE MONTHS ENDED JUNE 30, 2016
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$19,836,390	$2,923,481	$1,668,573	$24,428,444

Income (loss) from operations	$(812,262)	$47,336	$(243,241)	$(1,008,167)

SIX MONTHS ENDED JUNE 30, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$52,188,485	$10,580,399	$8,914,509	$71,683,393

Income (loss) from operations	$(4,047,821)	$(232,300)	$(59,463)	$(4,339,584)

SIX MONTHS ENDED JUNE 30, 2016
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$29,969,884	$5,549,936	$3,041,228	$38,561,048

Income (loss) from operations	$(7,795,446)	$(228,968)	$(361,224)	$(8,385,638)

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax of 34% because of the change in our valuation allowance.
The year to date loss at June 30, 2017 put the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $48.9 million as of June 30, 2017 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a pre-tax loss of approximately $5.0 million from January 1, 2017 through June 30, 2017. As a result, the Company created a full valuation allowance of 100% to offset the entire balances of deferred tax assets and deferred tax liabilities.

NOTE 12. ACQUISITIONS

Acadiana Recovery, LLC

On February 2, 2017, the Company entered into an Asset Purchase Agreement (the "APA") with Acadiana Recovery, LLC ("Acadiana") pursuant to which the Company agreed to buy substantially all of Acadiana's customer relations, vehicles, equipment, supplies and tools of Acadiana for an aggregate purchase price of $710,350. This resulted in the recognition of $389,650 in fixed assets and $320,700 in intangible assets as of the acquisition date. The purchase price allocation is preliminary and subject to change based upon the finalization of our valuation report.

Nickco Recycling, Inc.

On May 1, 2017, the Company entered into and closed an Asset Purchase Agreement (the "APA") with Nickco Recycling, Inc. ("Nickco") pursuant to which the Company agreed to buy substantially all the processing equipment and the rolling stock of Nickco for aggregate consideration of $1,789,140. This included $1,096,730 in cash, 500,000 shares of restricted common stock and contingent consideration of 500,000 shares of common stock, which is payable only if the assets acquired meet a pre-agreed EBITDA target for the 12 calendar months ending on the last day of the 12th calendar month following closing. This resulted in the recognition of $962,623 in fixed assets, $414,197 in intangible assets, $373,625 in goodwill, and $284,410 as contingent consideration. The purchase price allocation is preliminary and subject to change based upon the finalization of our valuation report.

NOTE 13. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind

Pursuant to the terms of our EBC Credit Agreement with our senior lender, we are prohibited from paying dividends in cash and therefore we paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which were accrued as of June 30, 2017, in-kind by way of the issuance of 49,910 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in July 2017 and the issuance of 283,050 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2017. If converted in full, the 49,910 shares of Series B Preferred Stock would convert into 49,910 shares of common stock and the 283,050 shares of Series B1 Preferred Stock would convert into 283,050 shares of common stock.

Acquisition of Ygriega Assets

On July 16, 2017, the Company entered into and closed an Asset Purchase and Sale Agreement with Ygriega Environmental Services, LLC ("Ygriega") pursuant to which the Company agreed to buy substantially all the collections routes of Ygriega (which related to used oil, used oil filters, used anti-freeze and other related services) other assets, for aggregate consideration of $250,000, which included $162,500 in cash at time of closing plus $87,500 payable in two installments in the next two years contingent on collected oil gallons (i.e., adjustable downward in the event certain targets are not met in such years). The agreement also included a two year non-compete by the seller. The purchase price allocation is preliminary and subject to change based upon the finalization of our valuation report.

Cash Held in Escrow

On July 31, 2017, the $1.5 million of cash held in escrow was released to us pursuant to the Sale Agreement with Safety-Kleen System, Inc. (the "Bango Sale").

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

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	our ability to protect our intellectual property and not infringe on others’ intellectual property;

•	our ability to scale our business;

•	our ability to maintain supplier relationships and obtain adequate supplies of feedstocks;

•	our ability to obtain and retain customers;

•	our ability to produce our products at competitive rates;

•	our ability to execute our business strategy in a very competitive environment;

•	trends in, and the market for, the price of oil and gas and alternative energy sources;

•	our ability to maintain our relationship with KMTEX;

•	the impact of competitive services and products;

•	our ability to integrate acquisitions;

•	our ability to complete future acquisitions;

•	our ability to maintain insurance;

•	potential future litigation, judgments and settlements;

•	rules and regulations making our operations more costly or restrictive;

•	changes in environmental and other laws and regulations and risks associated with such laws and regulations;

•	economic downturns both in the United States and globally;

•	risk of increased regulation of our operations and products;

•	negative publicity and public opposition to our operations;

•	disruptions in the infrastructure that we and our partners rely on;

•	an inability to identify attractive acquisition opportunities and successfully negotiate acquisition terms;

•	our ability to effectively integrate acquired assets, companies, employees or businesses;

•	liabilities associated with acquired companies, assets or businesses;

•	interruptions at our facilities;

•	required earn-out payments and other contingent payments we are required to make;

•	unexpected changes in our anticipated capital expenditures resulting from unforeseen required maintenance, repairs, or upgrades;

•	our ability to acquire and construct new facilities;

•	certain events of default which have occurred under our debt facilities and previously been waived;

•	prohibitions on borrowing and other covenants of our debt facilities;

•	our ability to effectively manage our growth;

•	repayment of and covenants in our debt facilities;

•	the lack of capital available on acceptable terms to finance our continued growth; and

•	other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K.

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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve month period ending June 30, 2017, we aggregated approximately 103.5 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 73.3 million gallons of used motor oil with our proprietary Thermal Chemical Extraction Process (“TCEP”), VGO, and Base Oil processes.
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
Our Recovery division includes a generator solutions company for the proper recovery and management of hydrocarbon streams as well as a company named E-Source Holdings, LLC (“E-Source”), Vertex Recovery Management LA, LLC, and Nickco Recycling, Inc. E-Source provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles that are used for shipping and handling equipment and scrap materials.

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
We currently estimate the cost to construct a new, fully-functional, commercial facility using our TCEP technology, with annual processing capacity of between 25 and 50 million gallons at another location would be approximately $10 - $15 million, which could fluctuate based on throughput capacity. The facility infrastructure would require additional capitalized expenditures which would depend on the location and site specifics of the facility. We are currently utilizing TCEP to pre-treat our used motor oil feedstocks prior to shipping them to our facility in Marrero, Louisiana; but have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015, due to market conditions. As such, we currently have no plans to construct additional TCEP facilities.
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

Recent Events:
Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC
Effective February 1, 2017, we, Vertex Operating, and substantially all of our other operating subsidiaries, other than E-Source, entered into a Credit Agreement (the “EBC Credit Agreement”) with Encina Business Credit, LLC as agent (the “Agent” or “EBC”) and Encina Business Credit SPV, LLC and CrowdOut Capital LLC as lenders thereunder (the “EBC Lenders”). Pursuant to the EBC Credit Agreement, and the terms thereof, the EBC Lenders agreed to loan us up to $20 million, provided that the amount outstanding under the EBC Credit Agreement at any time cannot exceed 50% of the value of the operating plant facilities and related machinery and equipment owned by us (not including E-Source).

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
Acquisition, Acadiana Recovery, LLC
On February 2, 2017, the Company entered into an Asset Purchase Agreement (the "APA") with Acadiana Recovery, LLC ("Acadiana") pursuant to which the Company agreed to buy substantially all of Acadiana's customer relations, vehicles, equipment, supplies and tools of Acadiana for an aggregate purchase price of $710,350. This resulted in the recognition of $389,650 in fixed assets and $320,700 in intangible assets as of the acquisition date. The purchase price allocation is preliminary and subject to change based upon the finalization of our valuation report.

Acquisition of Nickco Recycling, Inc.

On May 1, 2017, the Company entered into and closed an Asset Purchase Agreement (the "APA") with Nickco Recycling, Inc. ("Nickco") pursuant to which the Company agreed to buy substantially all the processing equipment and the rolling stock of Nickco for aggregate consideration of $1,789,140. This included $1,096,730 in cash, 500,000 shares of restricted common stock and contingent consideration equal to 500,000 shares of common stock, which is payable only if the assets acquired meet a pre-agreed EBITDA target for the 12 calendar months ending on the last day of the 12th calendar month following closing. This resulted in the recognition of $962,623 in fixed assets, $414,197 in intangible assets, $373,625 in goodwill, and $284,410 as contingent consideration. The purchase price allocation is preliminary and subject to change based upon the finalization of our valuation report.

Acquisition of Ygriega Assets

On July 16, 2017, the Company entered into and closed an Asset Purchase and Sale Agreement with Ygriega Environmental Services, LLC. ("Ygriega") pursuant to which the Company agreed to buy substantially all the collection routes of Ygriega (which related to used oil, used oil filters, used anti-freeze and other related services) other assets, for aggregate consideration of $250,000, which included $162,500 in cash at time of closing plus $87,500 payable in two installments in the next two years contingent on collected oil gallons (i.e., adjustable downward in the event certain targets are not met in such years). The agreement also included a two year non-compete by the seller.

Release of Cash Held in Escrow

On July 31, 2017, the $1.5 million of cash held in escrow pursuant to the terms of the Bango Plant transaction was released from escrow and available for our general use.

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
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and other employee-related benefits for executive, administrative, legal, financial, and information technology personnel, as well as outsourced and professional services, rent, utilities, and related expenses at our headquarters, as well as certain taxes.

Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with the Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), E-Source Holdings, LLC (“E-Source”), Omega Refining, LLC's (“Omega Refining”) acquisitions and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”) acquisitions, described in greater detail in the Annual Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Set forth below are our results of operations for the three months ended June 30, 2017 as compared to the same period in 2016.

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2017	2016
Revenues	$36,912,779	$24,428,444	$12,484,335	51%
Cost of revenues (exclusive of depreciation shown separately below)	31,486,599	19,168,398	(12,318,201)	(64)%
Gross profit (loss)	5,426,180	5,260,046	166,134	3%

Selling, general and administrative expenses	5,359,897	4,714,558	(645,339)	(14)%
Depreciation and amortization	1,645,030	1,553,655	(91,375)	(6)%
Total operating expenses	7,004,927	6,268,213	(736,714)	(12)%

Loss from operations	(1,578,747)	(1,008,167)	(570,580)	(57)%

Other income (expense):
Interest income	2,277	2,486	(209)	(8)%
Gain (loss) on asset sales	(26,399)	—	(26,399)	(100)%
Gain (loss) on change in value of derivative liability	384,769	1,645,288	(1,260,519)	(77)%
Gain (loss) on futures contracts	20,570	(317,675)	338,245	106%
Interest expense	(618,448)	(406,019)	(212,429)	(52)%
Total other income (expense)	(237,231)	924,080	(1,161,311)	(126)%

Loss before income tax	(1,815,978)	(84,087)	(1,731,891)	(2,060)%

Income tax benefit (expense)	—	—	—	—%

Net loss	(1,815,978)	(84,087)	(1,731,891)	(2,060)%
Non-controlling interest	51,528	(41,427)	92,955	224%
Net loss attributable to Vertex Energy, Inc.	$(1,867,506)	$(42,660)	$(1,824,846)	(4,278)%

Each of our segments’ income (loss) from operations during the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2017	2016
Total revenue	$27,384,402	$19,836,390	$7,548,012	38%
Total cost of revenue (exclusive of depreciation shown separately below)	22,968,299	15,557,879	(7,410,420)	(48)%
Gross profit (loss)	4,416,103	4,278,511	137,592	3%
Selling general and administrative expense	4,551,445	3,897,669	(653,776)	(17)%
Depreciation and amortization	1,242,375	1,193,104	(49,271)	(4)%
Loss from operations	$(1,377,717)	$(812,262)	$(565,455)	(70)%

Refining Segment
Total revenue	$5,186,358	$2,923,481	$2,262,877	77%
Total cost of revenue (exclusive of depreciation shown separately below)	4,724,103	2,169,238	(2,554,865)	(118)%
Gross profit	462,255	754,243	(291,988)	(39)%
Selling general and administrative expense	457,771	470,505	12,734	3%
Depreciation and amortization	252,490	236,402	(16,088)	(7)%
Income (loss) from operations	$(248,006)	$47,336	$(295,342)	(624)%

Recovery Segment
Total revenue	$4,342,019	$1,668,573	$2,673,446	160%
Total cost of revenue (exclusive of depreciation shown separately below)	3,794,197	1,441,281	(2,352,916)	(163)%
Gross profit	547,822	227,292	320,530	141%
Selling general and administrative expense	350,680	346,384	(4,296)	(1)%
Depreciation and amortization	150,166	124,149	(26,017)	(21)%
Income (loss) from operations	$46,976	$(243,241)	$290,217	119%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased by 51% for the three months ended June 30, 2017, compared to the same period in 2016, due primarily to higher commodity prices and volumes during the three months ended June 30, 2017, compared to the same period in 2016. Total volume increase 19% during the three months ended June 30, 2017 compared to the same period in 2016. Volumes were impacted as a result of a fire at the Heartland facility which occurred at the facility in February 2016 and required the facility to be offline during the second half of the first quarter of fiscal 2016 and the first half of the second quarter of fiscal 2016. Gross profit increased by 3% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The majority of this increase was the result of the adjustments in prices of feedstock during the fourth quarter of 2016, continuing into the three months ended June 30, 2017, which resulted in positive gross profit during this period. In our collection division we have successfully maintained a charge for services program. As a result of this program we currently have customers who are charged for each service performed and others who are charged a monthly fee for as many services performed in that month. The combination of our fee structure change along with our increased third party supply we were able to make progress in lowering our cost of feedstock during the fourth quarter, which continued throughout the three months ended June 30, 2017.

Additionally, our per barrel margin decreased 13% relative to the three months ended June 30, 2016. This decrease was a result of increased operational costs related to the Marrero and Heartland facilities in addition to compressed related to increases in our feedstock and product values during the three months ended June 30, 2017, compared to the same period during 2016. The 64% increase in cost of revenues for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 is mainly a result of a slight increase in commodity prices and increases in volumes.

Our Black Oil division's volume increased approximately 14% during the three months ended June 30, 2017 compared to the same period in 2016. This increase was due to the increased amount of volume managed through our facilities. Volumes collected through our H&H Oil and Heartland collection facilities increased 38% during the three months ended June 30, 2017 compared to the same period in 2016. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold increased 19% for the three months ended June 30, 2017 versus the same period in 2016. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

In addition, commodity prices increased approximately 36% for the three months ended June 30, 2017, compared to the same period in 2016. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2017 increased $11.37 per barrel from a three month average of $31.90 for the three months ended June 30, 2016 to $43.27 per barrel for the three months ended June 30, 2017.

We experienced no change in the volume of our TCEP refined product during the three months ended June 30, 2017, compared to the same period in 2016. Our TCEP technology was not operated to produce finished product during the three months ended June 30, 2017 or 2016, due to market conditions. The TCEP process is currently being utilized as a pre-treatment for the Used Motor Oil being purchased in the Texas Market and then being sent to our Marrero, Louisiana facility. We currently do not have an estimate as to when or if we may utilize this technology for the production of finished cutterstock in the future.

Overall volume for the Refining and Marketing division increased 54% during the three months ended June 30, 2017 as compared to the same period in 2016. This division experienced an increase in production of 2% for its gasoline blendstock for the three months ended June 30, 2017, compared to the same period in 2016. Our fuel oil cutter volumes decreased 3% for the three months ended June 30, 2017, compared to the same period in 2016. Our pygas volumes increased 124% for the three months ended June 30, 2017 as compared to the same period in 2016. These increases were a result of increases in volumes of feed to process.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division increased 160% as a result of higher commodity prices and, higher volumes, which was offset by the decline of project based work related to our E-Source business during the three months ended June 30, 2017, compared to the same period in 2016. Volumes of petroleum products acquired during the three months ended June 30, 2017, in our Recovery business were up 9% during the three months ended June 30, 2017, compared to the same period during 2016. This division through E-Source, periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 3% and our margin per barrel decreased approximately 13% for the three months ended June 30, 2017, compared to the same period in 2016. This increase was largely a result of increased volumes along with the compression in spread related to higher feedstock costs.

We had selling, general, and administrative expenses of $5,359,897 for the three months ended June 30, 2017, compared to $4,714,558 of selling, general, and administrative expenses for the prior year’s period, an increase of $645,339 or 14% from the prior period. This increase is primarily due to the increases in our selling, general and administrative expenses associated with acquisitions of new business lines and assets at the end of 2016 and during the first part of 2017.

We had a loss from operations of $1,578,747 for the three months ended June 30, 2017, compared to a loss from operations of $1,008,167 for the three months ended June 30, 2016, an increase of $570,580 or 57% from the prior year’s three-month period.  The increase was due to an increase in costs of revenues due to market conditions and commodity prices, and increases in selling, general and administrative expenses generated by the new acquisitions.

We also had interest expense of $618,448 for the three months ended June 30, 2017, compared to interest expense of $406,019 for the three months ended June 30, 2016, an increase in interest expense of $212,429 or 52% from the prior period due to our new financing entered into with a new lender at a higher interest rate.

We had a loss on the sale of assets of $26,399 for the three months ended June 30, 2017. There was no gain or loss on the sale of assets during the three months ended June 30, 2016.

We had a $384,769 gain on change in value of derivative liability for the three months ended June 30, 2017, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a gain on change in the value of our derivative liability of $1,645,288 in the prior year's period. This change was mainly due to fluctuation in the prices of our stock.

We had a gain of $20,570 on futures contracts for the three months ended June 30, 2017 compared to a loss on futures contracts of $317,675 for the three months ended June 30, 2016. We periodically use futures contract to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure.

We had net loss of $1,815,978 for the three months ended June 30, 2017, compared to a net loss of $84,087 for the three months ended June 30, 2016, an increase in net loss of $1,731,891 or 2,060% from the prior period for the reasons described above.

During the three months ended June 30, 2017, the processing costs for our Refining and Marketing division located at KMTEX were $676,183. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Three Months Ended June 30, 2017
Refining and Marketing
Revenues	$5,186,358

Loss from operations	$(248,006)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

Set forth below are our results of operations for the six months ended June 30, 2017 as compared to the same period in 2016.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues	$71,683,393	$38,561,048	$33,122,345	86%
Cost of Revenues (exclusive of depreciation shown separately below)	62,188,153	33,539,526	(28,648,627)	(85)%
Gross Profit	9,495,240	5,021,522	4,473,718	89%
Selling, general and administrative expenses	10,589,734	10,210,545	(379,189)	(4)%
Depreciation and amortization	3,245,090	3,196,615	(48,475)	(2)%
Income (loss) from operations	(4,339,584)	(8,385,638)	4,046,054	48%
Interest Income	4,229	2,963	1,266	43%
Gain (loss) on sale of assets	(39,499)	9,701,833	(9,741,332)	(100)%
Gain (loss) on change in value of derivative liability	1,305,441	(341,032)	1,646,473	483%
Gain (loss) on futures contracts	20,570	(261,759)	282,329	108%
Interest Expense	(1,954,935)	(2,321,511)	366,576	16%
Total other income (expense)	(664,194)	6,780,494	(7,444,688)	(110)%
Income (loss) before income taxes	(5,003,778)	(1,605,144)	(3,398,634)	(212)%
Income tax (expense) benefit	—	117,646	(117,646)	(100)%
Net income (loss)	(5,003,778)	(1,487,498)	(3,516,280)	(236)%
Net income (loss) attributable to non-controlling interest	60,136	(41,427)	101,563	245%
Net income (loss) attributable to Vertex Energy, Inc.	$(5,063,914)	$(1,446,071)	$(3,617,843)	(250)%

Each of our segments’ gross profit (loss) during the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
Black Oil Segment	2017	2016	$ Change	% Change
Total revenue	$52,188,485	$29,969,884	$22,218,601	74%
Total cost of revenue	44,837,876	26,760,117	(18,077,759)	(68)%
Gross profit (loss)	7,350,609	3,209,767	4,140,842	129%
Selling, general and administrative expense	8,922,309	8,577,215	(345,094)	(4)%
Depreciation and amortization	2,476,121	2,427,999	(48,122)	—
Income (loss) from operations	$(4,047,821)	$(7,795,447)	$3,747,626	48%

Refining Segment
Total revenue	$10,580,399	$5,549,936	$5,030,463	91%
Total cost of revenue	9,371,719	4,268,903	(5,102,816)	(120)%
Gross profit	1,208,680	1,281,033	(72,353)	(6)%
Selling, general and administrative expense	946,199	1,039,482	93,283	9%
Depreciation and amortization	494,781	470,519	(24,262)	(5)%
Income from operations	$(232,300)	$(228,968)	$(3,332)	(1)%

Recovery Segment
Total revenue	$8,914,509	$3,041,228	$5,873,281	193%
Total cost of revenue	7,978,558	2,510,506	(5,468,052)	(218)%
Gross profit	935,951	530,722	405,229	76%
Selling, general and administrative expense	721,225	593,848	(127,377)	(21)%
Depreciation and amortization	274,189	298,097	23,908	8%
Income (loss) from operations	$(59,463)	$(361,223)	$301,760	84%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased by 86% for the six months ended June 30, 2017 compared to the same period in 2016, due primarily to higher commodity prices and volumes during the six months ended June 30, 2017 compared to the prior period. Total volume increased 30% during the six months ended June 30, 2017 compared to the same period in 2016. Volumes were impacted as a result of a fire at the Heartland facility which occurred at the facility in February 2016 and required the facility to be offline during the second half of the first quarter of fiscal 2016 and the first half of the second quarter of fiscal 2016. Gross profit increased by 89% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The majority of this increase was the result of the adjustments in prices of feedstock during the fourth quarter of 2016, which continued into the six months ended June 30, 2017, which resulted in positive gross profit during this period. In our collection division we successfully initiated a charge for services program. As a result of this program we currently have customers who are charged for each service performed and others who are charged a monthly fee for as many services performed in that month. Due to the combination of our fee structure change along with our increased third party supply we were able to make progress in lowering our cost of feedstock during the fourth quarter which continued into the six months ended June 30, 2017.

Additionally, our per barrel margin increased 46% relative to the six months ended June 30, 2016. This increase was a result of decreased operational costs related to the Marrero and Heartland facilities in addition to improved margins in our feedstock and product values during the six months ended June 30, 2017, compared to the same period during 2016, as a result of the charges implemented through our collections division. The 85% increase in cost of revenues for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, is mainly a result of a slight increase in commodity prices and increases in volumes along with the charges implemented through our collections.

Our Black Oil division's volume increased approximately 29% during the six months ended June 30, 2017, compared to the same period in 2016. This increase was due to the increased amount of volume managed through our facilities. Volumes collected through our H&H Oil and Heartland collection facilities increased 30% during the six months ended June 30, 2017, compared to the same period in 2016. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold increased 30% for the six months ended June 30, 2017, versus the same period in 2016. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

In addition, commodity prices increased approximately 68% for the six months ended June 30, 2017, compared to the same period in 2016. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the six months ended June 30, 2017, increased $18.00 per barrel from a six month average of $26.46 for the six months ended June 30, 2016, to $44.46 per barrel for the six months ended June 30, 2017.

We experienced no change in the volume of our TCEP refined product during the six months ended June 30, 2017, compared to the same period in 2016. Our TCEP technology was not operated to produce finished product during the six months ended June 30, 2017 or 2016, due to market conditions. The TCEP process is currently being utilized as a pre-treatment for the Used Motor Oil being purchased in the Texas Market and then being sent to our Marrero, Louisiana facility. We currently do not have an estimate as to when or if we may utilize this technology for the production of finished cutterstock in the future.

Overall volume for the Refining and Marketing division increased 32% during the six months ended June 30, 2017 as compared to the same period in 2016. This division experienced a decrease in production of 44% for its gasoline blendstock for the six months ended June 30, 2017, compared to the same period in 2016. Our fuel oil cutter volumes increased 1% for the six months ended June 30, 2017, compared to the same period in 2016. Our pygas volumes increased 78% for the six months ended June 30, 2017 as compared to the same period in 2016. These changes were a result of increases in volumes of feedstock to process.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division increased 193% as a result of higher commodity prices and, higher volumes, which was offset by the decline of project based work related to our E-Source business during the six months ended June 30, 2017, compared to the same period in 2016. Volumes of petroleum products acquired during the six months ended June 30, 2017, in our Recovery business were up 31% during the six months ended June 30, 2017, compared to the same period during 2016. This division through E-Source, periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 89% and our margin per barrel increased approximately 46% for the six months ended June 30, 2017, compared to the same period in 2016. This increase was largely a result of increased volumes along with the increase in charges for oil in our Black Oil collection division.

The following table sets forth the high and low spot prices during the six months ended June 30, 2017, for our key benchmarks.

2017
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.56	February 1	$1.22	June 23
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.71	April 10	$1.41	June 22
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$48.69	January 5	$39.42	June 21
NYMEX Crude oil (Dollars per barrel)	$54.45	February 23	$42.53	June 21
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the six months ended June 30, 2016, for our key benchmarks.

2016
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.44	June 8	$0.78	January 20
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.57	June 8	$0.89	February 9
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$37.19	June 29	$16.24	January 19
NYMEX Crude oil (Dollars per barrel)	$51.23	June 8	$26.21	February 9
Reported in Platt's US Marketscan (Gulf Coast)

We saw a stable position during the first six months of 2017, in each of the benchmark commodities we track compared to the same period in 2016.

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

We had selling, general, and administrative expenses of $10,589,734 for the six months ended June 30, 2017, compared to $10,210,545 of selling, general, and administrative expenses for the prior year period, an increase of $379,189 or 4%. This increase is primarily due to the additional selling, general and administrative expenses incurred by new business lines and acquisitions.

We had a loss from operations of $4,339,584 for the six months ended June 30, 2017, compared to a loss from operations of $8,385,638 for the six months ended June 30, 2016, a decrease of $4,046,054 or 48% from the prior year’s six-month period.  The decrease was mainly due to an increase in overall gross profit in 2017.

We had interest expense of $1,954,935 for the six months ended June 30, 2017, compared to interest expense of $2,321,511 for the six months ended June 30, 2016, a decrease in interest expense of $366,576 or 16% from the prior period due to the payment of $16.1 million toward the Credit Agreement with Goldman Sachs Banks related to the Bango Sale during the quarter ended June 30, 2016, and the termination of the debt facilities with Goldman Sachs, Fox and Midcap that were paid off at the beginning of the six months ended June 30, 2017.

We had a (loss) and a gain, respectively, on the sale of assets of ($39,499) and $9,701,833 for the six months ended June 30, 2017 and 2016, respectively, mainly related to the purchase and sale of the Bango facility in January 2016.

We had a $1,305,441 gain on change in value of derivative liability for the six months ended June 30, 2017, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable

Warrants" to the unaudited financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a loss on change in the value of our derivative liability of $341,032 in the prior year's period. This change was mainly due to fluctuation in the prices of our stock.

We had a gain of $20,570 on futures contracts for the six months ended June 30, 2017 compared to a loss on futures contracts of $261,759 for the six months ended June 30, 2016. We periodically use futures contracts to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure.

We had no income tax benefit or expense for the six months ended June 30, 2017, compared to an income tax benefit of $117,646 for the six months ended June 30, 2016. For tax reporting purposes, we have net operating losses (“NOLs”) of approximately $48.9 million as of June 30, 2017, that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a cumulative pre-tax loss of approximately $5.0 million from January 1, 2017 through June 30, 2017. As a result, the Company created a full valuation allowance of 100% to offset the entire balances of deferred tax assets and deferred tax liabilities.

We had net loss of $5,003,778 for the six months ended June 30, 2017, compared to a net loss of $1,487,498 for the six months ended June 30, 2016, an increase in net loss of $3,516,280 or 236% from the prior period for the reasons described above.

During the six months ended June 30, 2017, the processing costs for our Refining and Marketing division located at KMTEX were $1,250,881. In addition, we have provided the results of operations for this segment of our business below during the same six month period.

Six Months Ended June 30, 2017
Refining and Marketing
Revenues	$10,580,399

Loss from operations	$(232,300)

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations for the first and second quarters of 2017, fiscal year 2016 and the last three quarters of 2015.

	Fiscal 2017		Fiscal 2016				Fiscal 2015
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$36,912,779	$34,770,614	$31,055,936	$28,461,930	$24,428,444	$14,132,604	$20,875,827	$39,262,584	$49,119,711
Cost of Revenues (exclusive of depreciation shown separately below)	31,486,599	30,701,554	25,758,117	22,462,171	19,168,398	14,371,128	20,497,691	34,104,949	43,635,177
Gross Profit (loss)	5,426,180	4,069,060	5,297,819	5,999,759	5,260,046	(238,524)	378,136	5,157,635	5,484,534
Reduction of contingent liability	—	—	—	—	—	—	(6,069,000)	—	—
Selling, general and administrative expenses	5,359,897	5,229,837	4,869,257	5,025,221	4,714,558	5,545,363	6,994,006	6,058,674	5,641,250
Depreciation and amortization	1,645,030	1,600,060	1,569,414	1,560,562	1,553,655	1,593,584	1,920,416	1,597,881	1,561,314
Total operating expenses	7,004,927	6,829,897	6,438,671	6,585,783	6,268,213	7,138,947	2,845,422	7,656,555	7,202,564
Income (loss) from operations	(1,578,747)	(2,760,837)	(1,140,852)	(586,024)	(1,008,167)	(7,377,471)	(2,467,286)	(2,498,920)	(1,718,030)
Other income (expense):
Provision for doubtful accounts	—	—	—	—	—	—	1,995,180	—	—
Interest income	2,277	1,952	1,522	1,490	2,486	476	(4,475)	11	10
Gain (loss) on change in value of derivative liability	384,769	920,672	(674,309)	1,065,217	1,645,288	(1,986,320)	2,844,430	818,051	1,816,982
Goodwill impairment loss	—	—	—	—	—	—	(4,922,353)	—	—
Gain (loss) on futures contracts	20,570	—	(196,560)	(90,061)	(317,675)	55,916	155,660	395,430	—
Gain (loss) on sale of assets	(26,399)	(13,100)	(1,323)	(68,799)	—	9,701,834	92,261	(20,657)	12,818
Interest expense	(618,448)	(1,336,487)	(373,900)	(399,545)	(406,019)	(1,915,492)	(728,780)	(763,791)	(556,975)
Total other income (expense)	(237,231)	(426,963)	(1,244,570)	508,302	924,080	5,856,414	(568,077)	429,044	1,272,835
Income (loss) before income taxes	(1,815,978)	(3,187,800)	(2,385,422)	(77,722)	(84,087)	(1,521,057)	(3,035,363)	(2,069,876)	(445,195)
Income tax benefit (expense)	—	—	—	—	—	117,646	—	—	—
Net loss	$(1,815,978)	$(3,187,800)	$(2,385,422)	$(77,722)	$(84,087)	$(1,403,411)	$(3,035,363)	$(2,069,876)	$(445,195)
Non-controlling interest	51,528	8,607	13,372	30,234	(41,427)	—	—	—	—
Net income (loss)	$(1,867,506)	$(3,196,407)	$(2,398,794)	$(107,956)	$(42,660)	$(1,403,411)	$(3,035,363)	$(2,069,876)	$(445,195)

The graph below charts our total quarterly revenue over time from March 31, 2015 to June 30, 2017:

In the table below, we have disclosed a quarter-by-quarter summary of our gross profit by segment for the first and second quarters of 2017, fiscal year 2016 and the last three quarters of 2015.

	GROSS PROFIT BY SEGMENT BY QUARTER
	Fiscal 2017		Fiscal 2016				Fiscal 2015
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$27,384,402	$24,804,083	$23,757,821	$22,907,235	$19,836,390	$10,133,494	$17,004,934	$27,632,744	$34,338,534
Cost of revenues	22,968,299	21,869,577	19,123,192	17,817,032	15,557,879	11,202,238	17,244,210	25,128,353	30,912,204
Gross profit (loss)	$4,416,103	$2,934,506	$4,634,629	$5,090,203	$4,278,511	$(1,068,744)	$(239,276)	$2,504,391	$3,426,330

Refining & Marketing
Revenues	$5,186,358	$5,394,041	$3,168,730	$4,436,111	$2,923,481	$2,626,455	$2,687,922	$8,752,135	$11,447,889
Cost of revenues	4,724,103	4,647,616	2,893,913	3,610,051	2,169,238	2,099,665	2,270,299	8,281,753	9,956,771
Gross profit (loss)	$462,255	$746,425	$274,817	$826,060	$754,243	$526,790	$417,623	$470,382	$1,491,118

Recovery
Revenues	$4,342,019	$4,572,490	$4,129,385	$1,118,584	$1,668,573	$1,372,655	$1,182,971	$2,877,705	$3,333,288
Cost of revenues	3,794,197	4,184,361	3,741,012	1,035,088	1,441,281	1,069,225	983,182	694,843	2,766,202
Gross profit (loss)	$547,822	$388,129	$388,373	$83,496	$227,292	$303,430	$199,789	$2,182,862	$567,086

Liquidity and Capital Resources

The success of our current business operations has become dependent on repairs and maintenance to our facilities and our ability to make routine capital expenditures, as well as our ability to manage our margins which are a function of the difference between what we are able to pay or charge for raw materials and the market prices for the range of products produced. We also must maintain relationships with feedstock suppliers and end-product customers, and operate with efficient management of overhead costs. Through these relationships, we have historically been able to achieve volume discounts in the procurement of our feedstock, thereby increasing the margins of our segments’ operations. The resulting operating cash flow is crucial to the viability and growth of our existing business lines.

We had total assets of $82,595,961 as of June 30, 2017, compared to $86,985,968 at December 31, 2016. The decrease was mainly due to depreciation and amortization expense and cash used in operations and a decrease in prepaid expenses.

We had total current liabilities of $12,115,545 as of June 30, 2017, compared to $22,453,644 at December 31, 2016. This decrease was largely due to the approximate $10.5 million pay down of the Goldman Sachs and Midcap debt as a result of the February 1, 2017 refinancing on a long-term basis, as well as the approximately $1.5 million reduction in accounts payable and accrued expenses.

We had total liabilities of $28,490,141 as of June 30, 2017, including long-term debt of $13,029,635, which included $1,159,868 related to E-Source debt.

We had working capital of $4,862,302 as of June 30, 2017, compared to a working capital deficit of $1,268,192 as of December 31, 2016. The improvement in working capital from December 31, 2016 to June 30, 2017, is due to the reasons described above.

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

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All of such premium finance agreements have maturities of less than one year and have a balance of $202,242 at June 30, 2017.

The Company's outstanding debt facilities as of June 30, 2017 and December 31, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2017	Balance on December 31, 2016
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$14,200,000	$—
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	2,835,749	—
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017 (1)	$7,000,000	—	2,726,039
Goldman Sachs USA	Term Loan - Restated Credit Agreement	January 29, 2016	May 2, 2019 (1)	$8,900,000	—	4,000,000
Fox Encore Promissory Note	Promissory Note	January 29, 2017	July 31, 2017 (1)	$5,150,000	—	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	$3,154,860	33,953	133,153
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	1,159,868	1,531,506
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	202,242	1,060,065
Total					18,431,812	14,600,763
Deferred Finance Costs, Net					(1,530,316)	(244,178)
Total, Net of Deferred Finance Costs					16,901,496	14,356,585

(1) Paid in full and terminated on February 1, 2017

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$2,835,749	$—	$—	$—	$—	$—
Encina Business Credit SPV, LLC	900,000	900,000	900,000	11,500,000	—	—
Pacific Western Bank	33,953	—	—	—	—	—
Texas Citizens Bank	481,396	508,938	169,534	—	—	—
Various institutions	202,242	—	—	—	—	—
Totals	4,453,340	1,408,938	1,069,534	11,500,000	—	—
Deferred finance costs, net	(581,479)	(581,479)	(367,358)	—	—	—
Totals, net of deferred finance costs	$3,871,861	$827,459	$702,176	$11,500,000	$—	$—

Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC
Effective February 1, 2017, we, Vertex Operating, and substantially all of our other operating subsidiaries, other than E-Source, entered into a Credit Agreement (the “EBC Credit Agreement”) with Encina Business Credit, LLC as agent (the “Agent” or “EBC”) and Encina Business Credit SPV, LLC and CrowdOut Capital LLC as lenders thereunder (the “EBC Lenders”). Pursuant to the EBC Credit Agreement, and the terms thereof, the EBC Lenders agreed to loan us up to $20 million, provided that the amount outstanding under the EBC Credit Agreement at any time cannot exceed 50% of the value of the operating plant facilities and related machinery and equipment owned by us (not including E-Source).

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

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the EBC Credit Agreement, not incurring any capital expenditures in an aggregate amount exceeding $3 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.5 million of average borrowing availability under the Revolving Credit Agreement (defined below) in any 30 day period.

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
The Revolving Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify Encina and its affiliates. The Revolving Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the Revolving Credit Agreement, not incurring any capital expenditures in aggregate amount exceeding $3 million in any fiscal year that the Revolving Credit Agreement is in place, and requiring us to maintain at least $2.5 million of average borrowing availability under the Revolving Credit Agreement in any 30 day period.
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

Texas Citizens Bank Loan Agreement

On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan Agreement provides a term note in the amount of $2,045,500 that matures on January 7, 2020 and had a balance of $1,159,868 as of June 30, 2017. Borrowings bear a fixed interest rate of 5.5% per annum and interest is calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $45,147 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The loan contains customary representations, warranties, and covenants for facilities of similar nature and size.

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

Management believes that the amount available under our EBC Credit Agreement and Revolving Credit Agreement, in addition to projected earnings over the next couple of years, will provide sufficient liquidity to fund our operations for the foreseeable future. If it is necessary, we will seek additional financing for future operations, acquisitions or other future developments and to repay amounts owed to our creditors or to redeem our outstanding preferred securities. The required funds may be raised through the sale of common stock, preferred stock, debt, or convertible debt, which may include the grant of warrants. Our inability to obtain sufficient funds from external sources when such funds are needed will have a material adverse effect on our plan of operations, results of operations and financial condition.

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

Cash flows for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	Six Months Ended June 30,
	2017	2016
Beginning cash and cash equivalents	$1,701,435	$765,364
Net cash provided by (used in):
Operating activities	(778,418)	(11,644,657)
Investing activities	(2,577,604)	15,204,194
Financing activities	2,112,961	(351,270)
Net increase (decrease) in cash and cash equivalents	(1,243,061)	3,208,267
Ending cash and cash equivalents	$458,374	$3,973,631

Net cash used in operating activities was $778,418 for the six months ended June 30, 2017, as compared to net cash used in operating activities of $11,644,657 during the corresponding period in 2016. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities, as well as private sales of securities. The primary reason for the decrease in cash used in operating activities for the six month period ended June 30, 2017, compared to the same period in 2016, was the one-time gain on sale of assets during the six months ended June 30, 2016, and the reduction in accounts payable and accrued expenses, offset by the reduction in accounts receivable and prepaid expenses.

Investing activities used cash of $2,577,604 for the three months ended June 30, 2017, as compared to having provided $15,204,194 of cash during the corresponding period in 2016 due mainly to the net proceeds from our sale of our Nevada facility ("Bango Plant") of $19 million during the six months ended June 30, 2016.

Financing activities used cash of $2,112,961 for the six months ended June 30, 2017, as compared to using cash of $351,270 of during the corresponding period in 2016. The financing activities for the six months ended June 30, 2017 were comprised of net payments on the debt issuance costs of approximately $1.7 million, and note proceeds of approximately $14.8 million (in connection with our entry into the EBC Credit Agreement and Revolving Credit Agreement), offset by an approximate $11 million pay down of our long-term debt (relating to amounts paid under the Goldman Credit Agreement and Midcap Loan Agreement).

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, goodwill, intangible assets, long-lived assets valuation, and legal matters. Actual results may differ from these estimates. (See Note 1 to the financial statements included herein).
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The results of operations for the acquired entities are included in the Company’s consolidated financial results from their associated acquisition dates. The Company allocates the purchase price of acquisitions to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. A portion of purchase price for our acquisitions is contingent upon the realization of certain operating results. The fair values assigned to identifiable intangible assets acquired and contingent consideration were determined by management. If the purchase price is under the fair value of the identified assets and liabilities, a bargain purchase is recognized and included in income from continuing operations.

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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at June 30, 2017.
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

At June 30, 2017, the Company had about $17.04 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (1.22% at June 30, 2017) plus 6.50% per year.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2016 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2016), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

E-Source, a wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source, and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. E-Source has asserted a counterclaim against Whole for the filing of a mechanic's lien in excess of any amount(s) actually due as well as a cross-claim against Motiva. Under the terms of E-Source's contract with Motiva, Motiva was to pay all sums due to any sub-contractors of E-Source. If any additional monies are owed to Whole, those monies should be paid by Motiva. E-Source seeks to recover the balance due under its contract with Motiva of approximately $1,000,000. The case is set for trial in the fall of 2017. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

For the period from April 1, 2017 to June 30, 2017, a total of approximately $139,186 of dividends accrued on our outstanding Series B Preferred Stock and for the period from April 1, 2017 to June 30, 2017, a total of approximately $279,385 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 49,910 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in July 2017 and the issuance of 283,050 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2017. If converted in full, the 49,910 shares of Series B Preferred Stock would convert into 49,910 shares of common stock and the 283,050 shares of Series B1 Preferred Stock would convert into 283,050 shares of common stock.

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

On May 12, 2017, the Company issued 6,036 shares of common stock in connection with the conversion by a holder thereof, of 6,036 shares of our Series A Convertible Preferred Stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuance, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. As a result of the conversions and other transactions described above, there are 456,608 outstanding shares of Series A Convertible Preferred Stock, which if converted in full, would convert into 456,608 shares of common stock; 3,376,938 outstanding shares of Series B Convertible Preferred Stock, which if converted in full, would convert into 3,376,938 shares of common stock; and 12,862,572 outstanding shares of Series B1 Convertible Preferred Stock, which if converted in full, would convert into 12,862,572 shares of common stock as of the date of this filing.

In March 2017, we cancelled 1,108,928 shares of our common stock which had been held in escrow in connection with the January 2016 Bango Oil Asset Purchase Agreement in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement, of which no indemnification claims were made.

On May 1, 2017, the Company entered into and closed an Asset Purchase Agreement with Nickco Recycling, Inc. pursuant to which the Company agreed to buy substantially all the processing equipment and the rolling stock of Nickco for aggregate consideration of $1,789,140. This included $1,096,730 in cash, 500,000 shares of restricted common stock and contingent consideration equal to 500,000 shares of common stock, which is payable only if the assets acquired meet a pre-agreed EBITDA target for the 12 calendar months ending on the last day of the 12th calendar month following closing. We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain (and will contain) an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

VERTEX ENERGY, INC.

Date: August 7, 2017	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	By: /s/ Chris Carlson
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

*    Filed herewith.

**    Furnished herewith.

###    Certain portions of this document as filed herewith (which portions have been replaced by “***’s”) have been omitted in connection with a request for Confidential Treatment which has been granted by the Commission. This entire exhibit including the omitted confidential information has been filed separately with the Commission.