Form 10-Q
period 2017-09-30
Vertex Energy Inc.
filed 2017-11-07
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2017

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 32,658,176 shares of common stock are issued and outstanding as of November 6, 2017.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$1,124,839	$1,701,435
Escrow - current restricted cash	—	1,504,723
Accounts receivable, net	8,897,445	10,952,219
Inventory	4,589,935	4,357,958
Prepaid expenses	2,734,720	2,669,117
Total current assets	17,346,939	21,185,452

Noncurrent assets
Fixed assets, at cost	65,011,222	62,316,808
Less accumulated depreciation	(15,412,793)	(12,286,874)
Fixed assets, net	49,598,429	50,029,934
Goodwill and other intangible assets, net	14,951,588	15,252,332
Other assets	388,750	518,250
TOTAL ASSETS	$82,285,706	$86,985,968

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,770,655	$9,440,696
Dividends payable	420,713	504,474
Capital leases	—	133,153
Current portion of long-term debt, net of unamortized finance costs	2,296,596	9,649,282
Revolving note	3,738,483	2,726,039
Total current liabilities	16,226,447	22,453,644
Long-term liabilities
Long-term debt, net of unamortized finance costs	12,750,188	1,848,111
Contingent consideration	236,680	—
Derivative liability	1,689,090	4,365,992
Total liabilities	30,902,405	28,667,747

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 3,376,938 and 3,229,409 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively with a liquidation preference of $10,468,508 and $10,011,168 at September 30, 2017 and December 31, 2016, respectively.	6,812,524	5,676,467

Series B-1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 12,862,572 and 12,282,638 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively with a liquidation preference of $20,065,612 and $19,160,915 at September 30, 2017 and December 31, 2016, respectively.	15,280,750	13,927,788
Total Temporary Equity	22,093,274	19,604,255

	September 30, 2017	December 31, 2016
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 456,608 and 492,716 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively with a liquidation preference of $680,346 and $734,147 at September 30, 2017 and December 31, 2016, respectively.	457	493

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, 31,568 and 31,568 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively with a liquidation preference of $3,156,800 and $3,156,800 at September 30, 2017 and December 31, 2016, respectively.	32	32

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 32,655,135 and 33,151,391 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively, with zero and 1,108,928 shares held in escrow at September 30, 2017 and December 31, 2016, respectively.	32,655	33,151
Additional paid-in capital	67,622,538	66,534,971
Accumulated deficit	(38,564,242)	(27,958,578)
Total Vertex Energy, Inc. stockholders' equity	29,091,440	38,610,069
Non-controlling interest	198,587	103,897
Total Equity	$29,290,027	$38,713,966
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$82,285,706	$86,985,968

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$32,470,451	$28,461,930	$104,153,844	$67,022,978
Cost of revenues (exclusive of depreciation shown separately below)	28,390,891	22,462,171	90,579,044	56,001,697
Gross profit (loss)	4,079,560	5,999,759	13,574,800	11,021,281

Operating expenses:
Selling, general and administrative expenses	5,690,761	5,025,221	16,280,495	15,285,142
Depreciation and amortization	1,697,821	1,560,562	4,942,911	4,707,801
Total operating expenses	7,388,582	6,585,783	21,223,406	19,992,943
Loss from operations	(3,309,022)	(586,024)	(7,648,606)	(8,971,662)
Other income (expense):
Interest income	1,519	1,490	5,748	4,452
Gain (loss) on sale of assets	25,693	(68,799)	(13,806)	9,633,034
Gain (loss) on change in value of derivative liability	1,371,461	1,065,217	2,676,902	724,185
Gain (loss) on futures contracts	(305,570)	(90,061)	(285,000)	(351,820)
Interest expense	(733,459)	(399,545)	(2,688,394)	(2,721,056)
Total other income (expense)	359,644	508,302	(304,550)	7,288,795
Loss before income tax	(2,949,378)	(77,722)	(7,953,156)	(1,682,867)
Income tax benefit (expense)	—	—	—	117,646
Net loss	(2,949,378)	(77,722)	(7,953,156)	(1,565,221)
Net income (loss) attributable to non-controlling interest	34,554	30,234	94,690	(11,193)
Net loss attributable to Vertex Energy, Inc.	$(2,983,932)	$(107,956)	$(8,047,846)	$(1,554,028)

Accretion of discount on Series B and B-1 Preferred Stock	(424,480)	(435,134)	(1,267,778)	(1,293,669)
Accrual of dividends on Series B and B-1 Preferred Stock	(420,713)	(504,474)	(1,256,921)	(6,695,506)
Net loss available to common shareholders	$(3,829,125)	$(1,047,564)	$(10,572,545)	$(9,543,203)
Loss per common share
Basic	$(0.12)	$(0.03)	$(0.32)	$(0.32)
Diluted	$(0.12)	$(0.03)	$(0.32)	$(0.32)
Shares used in computing earnings per share
Basic	32,655,135	30,576,485	32,651,961	29,884,836
Diluted	32,655,135	30,576,485	32,651,961	29,884,836

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net loss	$(7,953,156)	$(1,565,221)
Adjustments to reconcile net loss to cash used in operating activities
Stock based compensation expense	460,475	392,413
Depreciation and amortization	4,942,911	4,707,801
Rent paid by common stock	—	244,000
(Gain) loss on sale of assets	13,806	(9,633,034)
(Increase) decrease in fair value of derivative liability	(2,676,902)	(724,185)
Amortization of debt discount and deferred costs	571,635	1,363,386
Changes in operating assets and liabilities
Accounts receivable	2,054,774	(62,325)
Business interruption insurance proceeds receivable	—	(1,275,000)
Inventory	(195,977)	(122,924)
Prepaid expenses	(65,603)	(1,530,380)
Accounts payable and accrued expenses	329,959	(4,940,852)
Deferred revenue	—	(248,624)
Other assets	129,500	(2)
Net cash used in operating activities	(2,388,578)	(13,394,947)
Cash flows from investing activities
Acquisition of Acadiana	(710,350)	—
Acquisition of Nickco	(1,126,730)	—
Acquisition of Ygriega	(162,500)	—
Casualty insurance proceeds	—	2,332,854
Purchase of fixed assets	(1,842,237)	(3,428,396)
Proceeds from sales of Bango assets	—	29,788,114
Costs related to sale of Bango assets	—	(10,792,446)
Proceeds from sale of fixed assets	297,718	20,900
Net cash provided by (used in) investing activities	(3,544,099)	17,921,026
Cash flows from financing activities
Purchase/Buy back Series B Preferred Stock	—	(11,189,849)
Proceeds from issuance of Series B-1 Preferred Stock	—	19,349,756
Issue costs for Series B-1 Preferred Stock	—	(607,890)
Payment of debt issuance costs	(1,718,090)	—
Line of credit (payments) proceeds, net	1,012,444	128,662
Proceeds from sale of Series C Preferred Stock	—	4,000,000
Proceeds from note payable	16,570,929	7,544,680
Payments on note payable	(12,013,925)	(19,260,455)
Net cash provided by (used in) financing activities	3,851,358	(35,096)
Net change in cash and cash equivalents	(2,081,319)	4,490,983
Cash, cash equivalents, and restricted cash at beginning of the period	3,206,158	(737,864)
Cash, cash equivalents, and restricted cash at end of period	$1,124,839	$3,753,119

SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,328,401	$1,431,352
Cash received for income tax benefit	$—	$117,646
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	36	120
Conversion of Series B-1 Preferred Stock into common stock	$119,440	$—
Accretion of discount on Series B and B-1 Preferred Stock	$1,267,778	$1,293,669
Dividends-in-kind accrued on Series B and B-1 Preferred Stock	$1,256,920	$6,695,506
Conversion feature and fair value of warrants for Series B and B-1 Preferred Stock	$—	$6,558,947
Contingent consideration on Nickco acquisition	$236,680	$—
Common restricted shares for Nickco acquisition	$474,000	$—
Return of common shares for sale escrow	$1,109	$—

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

NOTE 2.  SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2017 and December 31, 2016.

The Company early adopted the guidance in Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), in the third quarter of 2017 which requires restricted cash to be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statements of cash flows. The guidance in this update is to be applied retrospectively; therefore, the 2016 statement of cash flows has been restated to conform to the requirements of ASU 2016-18 and the 2017 presentation.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows.

	September 30, 2017	December 31, 2016
Cash	$1,124,839	$1,701,435
Restricted cash	—	1,504,723
Cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$1,124,839	$3,206,158

Pursuant the Sale Agreement described further in Note 4, we placed $1.5 million in restricted cash (which was released to us and received in July 2017) and $1 million worth of our common stock (1,108,928 shares) into escrow with the shares to be released to us 12 months following the closing (which shares were released to us and cancelled in March 2017), in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement.

Inventory

Inventories of products consist of feedstocks, refined petroleum products and recovered ferrous and non-ferrous metals and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable.

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at September 30, 2017.

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
Debt Issuance Costs
The Company follows the accounting guidance of FASB Accounting Standards Update ("ASU") No 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Balance Sheet as a direct reduction from the carrying amount of that debt liability.
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations.
Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). We are continuing to evaluate the impact of ASU 2014-09 and we currently do not anticipate that the standard will have a material impact on our financial statements, other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, our performance obligations and any significant judgments. To date, certain personnel have attended technical training concerning this new recognition standard, and we have assigned internal resources to assist in this project implementation and believe the project is progressing timely. The Company currently anticipates adopting this ASU in the first quarter of fiscal 2018 using the modified retrospective method. As the Company completes its evaluation of this new standard, the Company's preliminary assessments could change.

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

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At September 30, 2017 and 2016 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	19%	—%	24%	10%
Customer 2	13%	3%	9%	4%
Customer 3	10%	7%	9%	7%
Customer 4	9%	23%	5%	—%
Customer 5	—%	10%	—%	13%
Customer 6	4%	3%	12%	5%

At September 30, 2017 and 2016 and for each of the nine months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	100%	—%	—%	100%	—%	—%
Customer 3	—%	100%	—%	—%	100%	—%
Customer 4	100%	—%	—%	100%	—%	—%
Customer 5	—%	—%	100%	—%	—%	100%
Customer 6	100%	—%	—%	100%	—%	—%

The Company had zero vendors that represented 10% of total purchases for the nine months and three months ended September 30, 2017. The Company had one vendor that represented 10% of total purchases for the nine months ending September 30, 2016.

In February 2013, Bank of America agreed to lease the Company equipment to enhance the Thermal Chemical Extraction Process (“TCEP”) operation, which went into effect in April 2013.  Under the current terms of the lease agreement, 13 monthly payments remain of approximately $13,328 each.

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

E-Source Holdings, LLC ("E-Source"), the wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due to plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. E-Source has asserted a counterclaim against Whole for the filing of a mechanic's lien in excess of any amount(s) actually due, as well as a cross-claim against Motiva. Under the terms of E-Source's contract with Motiva, Motiva was to pay all sums due to any sub-contractors of E-Source. In management's opinion, any monies due to Whole, should be paid by Motiva. E-Source seeks to recover the balance due under its contract with Motiva of approximately $1,000,000. The case is set for trial in the spring of 2018. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

NOTE 4. DISPOSITION

On January 28, 2016, the Company entered into an Asset Purchase Agreement (the “Sale Agreement”) with Bango Oil, LLC (“Bango Oil”) and Safety-Kleen Systems Inc. (“Safety-Kleen”) pursuant to which the Company agreed to sell to Safety-Kleen the used oil re-refining plant on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”), which we previously rented, and all equipment, tools and other tangible personal property located at the Bango Plant, which relate to or are used in connection with the operations of the Bango Plant (collectively, the “Bango Assets”) for an aggregate purchase price of $35 million. As shown in the table below, a gain on sale of approximately $9.7 million was recorded associated with the sale. The gain on sale is included in gain (loss) on sale of assets in the accompanying consolidated statement of operations.

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

Finally, the Sale Agreement required the Company to use sale proceeds to exercise the purchase option set forth in that certain Lease With Option For Membership Interest Purchase (the “Bango Lease”) entered into on April 30, 2015, by and between us, Vertex Refining NV, LLC ("Vertex Refining NV") and Bango Oil, whereby, we had the option at any time during the term of the lease to purchase all of the equity interests of Bango Oil (the “Purchase Option”), effectively acquiring ownership of the Bango Plant for $9.3 million. The "Membership Interest Purchase Agreement" contains standard and customary representations of the parties and indemnification rights, subject in each case to a $3 million cap on aggregate indemnification. Upon the closing of the "Membership Interest Purchase Agreement", we effectively obtained ownership of the Bango Plant, which we then sold to Safety-Kleen, and Bango Oil became a wholly-owned subsidiary of Vertex Refining NV.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accounts receivable trade	$10,537,719	$12,598,493
Allowance for doubtful accounts	(1,640,274)	(1,646,274)
Accounts receivable trade, net	$8,897,445	$10,952,219

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

The amounts borrowed under the EBC Credit Agreement are guaranteed by us and our subsidiaries, other than E-Source, pursuant to a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), whereby we also pledged substantially all of our assets and all of the securities of our subsidiaries (other than E-Source) as collateral securing the amount due under the terms of the EBC Credit Agreement. We also provided EBC mortgages on our Marrero, Louisiana, and

Columbus, Ohio facilities to secure the repayment of outstanding amounts and agreed to provide mortgages on certain other real property to be delivered post-closing. The post-closing mortgage properties provided were in Baytown, Pflugerville and Corpus Christi, Texas.

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the EBC Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.5 million of average borrowing availability under the Revolving Credit Agreement (defined below) in any 30 day period. As of September 30, 2017, the average borrowing availability was $3,118,937, and the Company was in compliance with all covenants thereunder.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At September 30, 2017, the maximum amount available to be borrowed was $3,011,038, based on the above borrowing base calculation.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 1.23% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
The Revolving Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. Borrowings under a revolving credit agreement that contain a subjective acceleration clause and also require a borrower to maintain a lockbox with the lender (whereby lockbox receipts may be applied to reduce the amount outstanding under the revolving credit agreement) are considered short-term obligations. As a result, the debt is classified as a current liability at September 30, 2017.
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
The balance of the EBC Credit Agreement and the Revolving Credit Agreement as of September 30, 2017 are $13,975,000 and $3,738,483, respectively.
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
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc., as lender (“Lender”) and Goldman Sachs Bank USA, a New York State-Chartered Bank, as Administrative Agent, Lead Arranger and Collateral Agent (“Agent”) entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement changed the Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Credit Agreement on substantially similar terms as the then outstanding amounts owed to the Lender); modified the Credit Agreement to adjust certain EBITDA calculations in connection with the purchase of Bango Oil and the sale of the Bango Plant as described above; provided for approval for us to exercise the Purchase Option, enter into and effect the transactions contemplated by a Membership Interest Purchase Agreement, Subscription Agreement, and the Sale Agreement, and allowed for the issuance of the Fox Note (defined below) and a Mortgage securing such obligation, confirmed that we were required to make payments of $800,000 per quarter from June 30, 2016 through maturity (May 2, 2019); provided us a moratorium on the prepayment of amounts owed under the Restated Credit Agreement as a result of various financial ratios we are required to meet through December 31, 2016; provided for us to retain any business interruption insurance proceeds received in connection with the Bango Plant; provided for us to pay $16 million received at closing from the sale of the Bango Assets, all amounts released from escrow and any other cash proceeds in excess of $500,000 received from the Sale Agreement after closing to the Lender as prepayment of amounts due under the Restated Credit Agreement; allowed us the right to make certain permitted acquisitions moving forward, without further consent of the Lender, provided that among other requirements, such acquisitions are in the same business or line of business as the Company, that such acquired businesses have generated consolidated adjusted EBITDA for the four fiscal quarters preceding such acquisition in excess of capital expenditures for such period (taking into account adjustments acceptable to the Agent for synergies expected to be achieved within the 90 days following the closing of such acquisition), and that the funding for such acquisition comes from certain limited sources set forth in greater detail in the Restated Credit Agreement; adjusted certain fixed charge coverage ratios and leverage ratios we were required to meet on a quarterly basis from September 30, 2016 to maturity; required us to maintain at least $2 million of liquidity at all times; provided that events of default under the Credit Agreement include events of default under the Fox Note (defined below); and made various other updates and changes to take into account transactions which had occurred through the date of such agreement, and to remove expired and non-material terms of the prior Credit Agreement. The Credit Agreement was terminated effective February 1, 2017.
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

Fox Note

On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore 05 LLC, the prior owner of Bango Oil ("Fox Encore") and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note was due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default was then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH had the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH could extend the Maturity Date for six (6) months each. The first extension extended the Maturity Date of the Fox Note until January 31, 2017 and Vertex OH exercised this Extension Option on June 16, 2016. The second extension would have extended the Maturity Date of the Fox Note until July 31, 2017, and the third extension would have extended the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH was required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount was separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, upon exercise of the initial Extension Option, the 3% fee for such extension was not required to be paid in cash but instead only resulted in the termination of a prepayment discount described below. The Fox Note could be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid was to be decreased by $150,000. The Fox Note was secured by a Mortgage. The Fox Note included certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default. The Fox Note also included a provision allowing the Lender (or any other lender party to the Restated Credit Agreement) to purchase the Fox Note upon the occurrence of an event of default under the Restated Credit Agreement. In July 2016, we exercised the first Extension Option, extending the Maturity Date of the Fox Note to January 31, 2017. The Fox Note was repaid in full effective February 1, 2017.
Texas Citizens Bank Loan Agreement

The Company has notes payable to Texas Citizens Bank bearing interest at 5.50% per annum, maturing on January 7, 2020.  The balances of the notes payable are $966,847 and $1,531,506 at September 30, 2017 and December 31, 2016, respectively.
Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $1,489,881 at September 30, 2017 and $1,060,065 at December 31, 2016.

Capital Leases

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases. Payments made since 2014 have reduced the capital lease obligation to $0 and $133,153 at September 30, 2017 and December 31, 2016, respectively.

The Company's outstanding debt facilities as of September 30, 2017 and December 31, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2017	Balance on December 31, 2016
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$13,975,000	$—
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	3,738,483	—
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017 (1)	$7,000,000	—	2,726,039
Goldman Sachs USA	Term Loan - Restated Credit Agreement	January 29, 2016	May 2, 2019 (1)	$8,900,000	—	4,000,000
Fox Encore Promissory Note	Promissory Note	January 29, 2017	January 31, 2017 (1)	$5,150,000	—	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	$3,154,860	—	133,153
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	966,847	1,531,506
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	1,489,881	1,060,065
Total					$20,170,211	$14,600,763
Deferred finance cost, net					(1,384,944)	(244,178)
Total, net of deferred finance costs					$18,785,267	$14,356,585

(1) Paid in full and terminated on February 1, 2017.

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$3,738,483	$—	$—	$—	$—	$—
Encina Business Credit SPV, LLC	900,000	900,000	900,000	11,275,000	—	—
Texas Citizens Bank	488,194	478,653		—	—	—
Various institutions	1,489,881	—	—	—	—	—
Totals	6,616,558	1,378,653	900,000	11,275,000	—	—
Deferred finance costs, net	(581,479)	(581,479)	(221,986)	—	—	—
Totals, net of deferred finance costs	$6,035,079	$797,174	$678,014	$11,275,000	$—	$—
NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three and nine months ended September 30, 2017 and September 30, 2016, respectively, includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three and nine months ended September 30, 2017 and September 30, 2016 excludes: 1) options to purchase 3,030,249 and 2,777,552 shares, respectively, of common stock, 2) warrants to purchase 7,353,061 and 4,252,135 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,376,938 and 4,895,244 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 12,862,572 and 12,501,558 shares, respectively, of common stock, 5) Series A Preferred Stock which is convertible into 456,608 and 492,716 shares, respectively, of common stock, and 6) 31,568 and 44,000 shares, respectively, of Series C Preferred Stock, which is convertible into 3,156,800 and 4,400,000 shares of common stock, respectively.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Earnings per Share
Numerator:
Net (loss) income available to common shareholders	$(3,829,125)	$(1,047,564)	$(10,572,545)	$(9,543,203)
Denominator:
Weighted-average shares outstanding	32,655,135	30,576,485	32,651,961	29,884,836
Basic earnings per share	$(0.12)	$(0.03)	$(0.32)	$(0.32)

Diluted Earnings per Share
Numerator:
Net (loss) income available to common shareholders	$(3,829,125)	$(1,047,564)	$(10,572,545)	$(9,543,203)
Denominator:
Weighted-average shares outstanding	32,655,135	30,576,485	32,651,961	29,884,836
Effect of dilutive securities
Stock options and warrants	—	—	—	—
Preferred Stock	—	—	—	—
Diluted weighted-average shares outstanding	32,655,135	30,576,485	32,651,961	29,884,836
Diluted earnings per share	$(0.12)	$(0.03)	$(0.32)	$(0.32)

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2017, there were 32,655,135 common shares issued and outstanding.

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

Common stock activity during the nine months ended September 30, 2017 was as follows:

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

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Preferred Stock is 17,000,000. The number of designated shares of the Company's Series C Preferred Stock is 44,000. As of September 30, 2017 and December 31, 2016, there were 456,608 shares and 492,716 shares of Series A Preferred Stock issued and outstanding, respectively. As of September 30, 2017 and December 31, 2016, there were 3,376,938 and 3,229,409 shares of Series B Preferred Stock issued and outstanding, respectively. In connection with the May 2016 Purchase Agreement described below under "Series B1 Preferred Stock and Temporary Equity", 3,575,070 shares of Series B Preferred Stock were repurchased and retired. As of September 30, 2017 and December 31, 2016, there were 12,862,572 and 12,282,638 shares of Series B1 Preferred Stock issued and outstanding, respectively. As of both September 30, 2017 and December 31, 2016, there were 31,568 shares of Series C Preferred Stock issued and outstanding. The 31,568 shares of Series C Preferred Stock are convertible into 3,156,800 shares of Common Stock.
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
Series B Preferred Stock and Temporary Equity
Dividends on our Series B Preferred Stock accrue at an annual rate of 6% of the original issue price of the preferred stock ($3.10 per share), subject to increase under certain circumstances, and are payable on a quarterly basis. The dividends are payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “June 2015 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable June 2015 Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying or chooses not to pay, the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend can be paid in-kind in Series B Preferred Stock shares at $3.10 per share.

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
The following table represents the carrying amount of the Series B Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, at inception and as of September 30, 2017 and December 31, 2016:

Temporary Equity:
At Inception	June 24, 2015
Face amount of Series B Preferred	$25,000,000
Less: warrant value	7,028,067
Less: beneficial conversion feature	5,737,796
Less: issuance costs and fees	1,442,462
Carrying amount at inception	$10,791,675

	September 30, 2017	December 31, 2016
Face amount of Series B Preferred	$25,000,000	$25,000,000
Less: repurchase of 3,575,070 shares	11,189,838	11,189,838
Less: conversions of shares to common stock	5,386,341	5,386,341
Plus: dividends in kind	2,042,520	1,164,701
Less: unaccreted discount	3,653,817	3,912,055
Carrying amount	$6,812,524	$5,676,467

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible preferred shares are accounted for net outside of stockholders’ equity at $6,812,524 with the June 2015 Warrants accounted for as liabilities at their fair value of $644,382 and $1,952,565 as of September 30, 2017 and December 31, 2016, respectively. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these June 2015 Warrants, the Company utilized a Dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the June 2015 Warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.
The warrants related to the June 2015 Series B Preferred Stock and the May 2016 Series B1 Preferred Stock were revalued at September 30, 2017 and December 31, 2016 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $1,689,090 and $4,365,992, respectively. At September 30, 2017, the June 2015 Warrants and the May 2016 Warrants were valued at approximately $644,382 and $1,044,708, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 78%-100%, risk free interest rate of 1.14%, and expected term of 2.62 years (June 2015 Warrants) and 4.81 years (May 2016 Warrants).

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
As of September 30, 2017 and December 31, 2016, respectively, a total of $139,186 and $214,227 of dividends were accrued on our outstanding Series B Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable June 2015 Dividend Stock Payment Price was below $2.91. In the event the applicable June 2015 Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock, and we chose to pay such dividends in-kind.
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

The Placement Agent in the offering received a commission equal to 6.5% of the net proceeds from the May 2016 Offering, after affecting the Repurchases described above, for an aggregate commission of $0.61 million which was netted against the proceeds raised.

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

The following table represents the carrying amount of the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, at inception (May 13, 2016), as of September 30, 2017, and December 31, 2016:

Temporary Equity:
At Inception	May 13, 2016
Face amount of Series B1 Preferred	$19,349,745
Less: May 2016 Warrant value	2,867,264
Less: May 2016 Beneficial Conversion Feature	2,371,106
Less: May 2016 issuance costs and fees	607,880
Carrying amount at inception	$13,503,495

	September 30, 2017	December 31, 2016
Face amount of Series B1 Preferred	$19,349,745	$19,349,745
Less: conversions of shares to common	748,306	628,866
Plus: dividends-in-kind	1,288,282	435,369
Less: unaccreted discount	4,608,971	5,228,460
Carrying amount	$15,280,750	$13,927,788

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $15,280,750 with the May 2016 Warrants accounted for as liabilities at their fair value of $1,044,708 and $2,413,427 as of September 30, 2017 and December 31, 2016, respectively. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these warrants, the Company utilized a Dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the May 2016 Warrants. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible Series B1 Preferred Stock shares are redeemed, any redemption price in excess of the carrying amount of the convertible Series B1 Preferred Stock would be treated as a dividend.

The Certificate of Designation of the Series B1 Preferred Stock contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). The May 2016 BCF relates to the difference between the effective conversion price (measured based on proceeds allocated to the Series B1 Preferred Stock) and the fair value of the stock into which Series B1 Preferred Stock shares are currently convertible (common stock). If a conversion option embedded in a debt host instrument does not require separate accounting as a derivative instrument under ASC 815, the convertible hybrid instrument must be evaluated under ASC 470-20 for the identification of a possible BCF. The May 2016 BCF was initially recognized as an offsetting reduction (debit) to Series B1 Preferred Stock - Temporary Equity, with the credit being recognized in equity (additional paid-in capital). The resulting May 2016 issuance costs, discount, value allocated to warrants, and BCF should be accreted to the Series B1 Preferred Stock to ensure that the Series B1 Preferred Stock balance is equal to its face value as of the redemption or conversion date, if conversion is expected earlier.

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

As of September 30, 2017 and December 31, 2016, respectively, a total of $281,527 and $290,247 of dividends were accrued on our outstanding Series B1 Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable 2016 Dividend Stock Payment Price was below $1.52. In the event the applicable Dividend Stock Payment Price is below $1.52, we are required to pay such dividend in cash or in-kind in additional shares of Series B1 Preferred Stock, and we choose to pay such dividends in-kind.

The following is an analysis of changes in the derivative liability:

Level Three Roll-Forward
Item	Level 3
Balance at December 31, 2015	$1,548,604
May 2016 Series B1 Preferred Warrants (described below)	2,867,264
Change in valuation of warrants	(49,876)
Balance at December 31, 2016	4,365,992
Change in valuation of warrants	(2,676,902)
Balance at September 30, 2017	$1,689,090

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

So long as any shares of Series C Preferred Stock are outstanding, we are prohibited from undertaking any of the following without first obtaining the approval of the holders of a majority of the outstanding shares of Series C Preferred Stock: (a) increasing or decreasing (other than by conversion) the total number of authorized shares of Series C Preferred Stock; (b) re-issuing any shares of Series C Preferred Stock converted; (c) creating, or authorizing the creation of, or issuing or obligating the Company to issue shares of, any class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series C Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, or increasing the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to (and not pari passu with) the Series C Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company; (d) effecting an exchange, reclassification, or cancellation of all or a part of the Series C Preferred Stock (except pursuant to the terms of the designation); (e) effecting an exchange, or creating a right of exchange, of all or part of the shares of another class of shares into shares of Series C Preferred Stock (except pursuant to the terms of the designation); (f) issuing any additional shares of Series C Preferred Stock; (g) altering or changing the rights, preferences or privileges of the shares of Series C Preferred Stock so as to affect adversely the shares of such series; or (h) amending or waiving any provision of the Company’s Articles of Incorporation or Bylaws relative to the Series C Preferred Stock so as to affect adversely the shares of Series C Preferred Stock in any material respect as compared to holders of other series of shares.

On August 2, 2016, the Company issued 1,243,200 shares of common stock in connection with the conversion of 12,432 shares of Series C Preferred Stock. The outstanding shares of Series C Preferred Stock at both September 30, 2017 and December 31, 2016 totaled 31,568 shares.

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three and nine months ended September 30, 2017 and 2016 is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$25,358,317	$4,856,520	$2,255,614	$32,470,451

Income (loss) from operations	$(2,463,457)	$(708,175)	$(137,390)	$(3,309,022)

THREE MONTHS ENDED SEPTEMBER 30, 2016
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$22,907,235	$4,436,111	$1,118,584	$28,461,930

Income (loss) from operations	$(404,396)	$173,121	$(354,749)	$(586,024)

NINE MONTHS ENDED SEPTEMBER 30, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$77,546,802	$15,436,919	$11,170,123	$104,153,844

Income (loss) from operations	$(6,511,277)	$(940,476)	$(196,853)	$(7,648,606)

NINE MONTHS ENDED SEPTEMBER 30, 2016
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$52,877,119	$9,986,047	$4,159,812	$67,022,978

Income (loss) from operations	$(8,199,842)	$(55,847)	$(715,973)	$(8,971,662)

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax of 34% because of the change in our valuation allowance.
The year to date loss at September 30, 2017 put the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $51.8 million as of September 30, 2017 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a pre-tax loss of approximately $8.0 million from January 1, 2017 through September 30, 2017. As a result, the Company created a full valuation allowance of 100% to offset the entire balances of deferred tax assets and deferred tax liabilities.

NOTE 12. ACQUISITIONS

Acadiana Recovery, LLC

On February 2, 2017, the Company entered into and closed an Asset Purchase Agreement (the "APA") with Acadiana Recovery, LLC ("Acadiana") pursuant to which the Company agreed to buy substantially all of Acadiana's customer relations, vehicles, equipment, supplies and tools for an aggregate purchase price of $710,350. This resulted in the recognition of $389,650 in fixed assets and $320,700 in intangible assets as of the acquisition date. The purchase price allocation is preliminary and subject to change based upon the finalization of our valuation report.

Nickco Recycling, Inc.

On May 1, 2017, the Company entered into and closed an Asset Purchase Agreement (the "APA") with Nickco Recycling, Inc. ("Nickco") pursuant to which the Company agreed to buy substantially all the processing equipment and the rolling stock of Nickco for aggregate consideration of $1,804,000. This included $1,126,730 in cash, 500,000 shares of restricted common stock and contingent consideration of 500,000 shares of common stock, which is payable only if the assets acquired meet a pre-agreed EBITDA target for the 12 calendar months ending on the last day of the 12th calendar month following closing. This resulted in the recognition of $1,182,000 in fixed assets, $585,000 in net intangible assets, and $203,000 as contingent consideration. The purchase price allocation is preliminary and subject to change based upon the finalization of our valuation report.

Acquisition of Ygriega Assets

On July 16, 2017, the Company entered into and closed an Asset Purchase and Sale Agreement with Ygriega Environmental Services, LLC ("Ygriega") pursuant to which the Company agreed to buy substantially all the collections routes of Ygriega (which related to used oil, used oil filters, used anti-freeze and other related services) and certain other assets, for aggregate consideration of $196,000, which included $162,500 in cash at time of closing plus $87,500 payable in two installments in the next two years contingent on collected oil gallons (i.e., adjustable downward in the event certain targets are not met in such years). The agreement also included a two year non-compete by the seller. This resulted in the recognition of $38,500 in fixed assets, $159,000 in intangibles, a bargain gain of $1,500, and contingent consideration of $33,500. The purchase price allocation is preliminary and subject to change based upon the finalization of our valuation report.

NOTE 13. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind

We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which were accrued as of September 30, 2017, in-kind by way of the issuance of 50,659 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in July 2017 and the issuance of 289,417 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2017. If converted in full, the 50,659 shares of Series B Preferred Stock would convert into 50,659 shares of common stock and the 289,417 shares of Series B1 Preferred Stock would convert into 289,417 shares of common stock.

On October 20, 2017, the Company issued 3,041 shares of common stock in connection with the conversion by a holder of 3,041 shares of our Series A Convertible Preferred Stock.

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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve month period ending September 30, 2017, we aggregated approximately 103.8 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 73.2 million gallons of used motor oil with our proprietary Thermal Chemical Extraction Process (“TCEP”), vacuum gas oil ("VGO"), and Base Oil processes.
Our Black Oil division collects and purchases used motor oil directly from third-party generators, aggregates used motor oil from an established network of local and regional collectors, and sells used motor oil to our customers for use as a feedstock or replacement fuel for industrial burners. We operate a refining facility that uses our proprietary TCEP (which is currently not in operation) and we also utilize third-party processing facilities. We also acquired our Marrero, Louisiana facility, which facility re-refines used motor oil and also produces VGO and our Myrtle Grove re-refining complex in Belle Chasse, Louisiana in May 2014 and at the same time we acquired Golden State Lubricant Works, LLC ("Golden State"), a blending and storage facility in Bakersfield, California which is no longer in operation as of the date of this report.
Our Refining and Marketing division aggregates and manages the re-refinement of used motor oil and other petroleum by-products and sells the re-refined products to end customers.
Our Recovery division includes a generator solutions company for the proper recovery and management of hydrocarbon streams as well as metals which include transportation, dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast.

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
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 19 transportation trucks and more than 150 aboveground storage tanks with over 7.3 million gallons of storage capacity. These assets are used by both the Black Oil division and the Refining and Marketing division. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. We have historically used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing (we are currently utilizing TCEP to pre-treat our used motor oil feedstock prior to shipping them to our facility in Marrero, Louisiana; but have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015, due to market conditions). In addition, at our Marrero facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.
Refining and Marketing Division
Our Refining and Marketing division is engaged in the aggregation of feedstock, re-refining it into higher value-end products, and selling these products to our customers, as well as related transportation and storage activities. We aggregate a diverse mix of feedstocks including used motor oil, petroleum distillates, transmix and other off-specification chemical products. These feedstock streams are purchased from pipeline operators, refineries, chemical processing facilities and third-party providers, and are also transferred from our Black Oil division. We have a toll-based processing agreement in place with KMTEX to re-refine feedstock streams, under our direction, into various end products that we specify. KMTEX uses industry standard processing technologies to re-refine our feedstocks into pygas, gasoline blendstock and marine fuel cutterstock. We sell all of our re-refined products directly to end-customers or to processing facilities for further refinement.
Recovery Division
The Recovery division is a generator solutions company for the proper recovery and management of hydrocarbon streams. The Recovery division also provides industrial dismantling, demolition, decommissioning, investment recovery and marine salvage services in industrial facilities. The Company (through this division) owns and operates a fleet of thirteen trucks and heavy equipment used for processing, shipping and handling of reusable process equipment and other scrap commodities.
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
Base Oil
An oil to which other oils or substances are added to produce a lubricant. Typically the main substance in lubricants and base oils is refined from crude oil.
Scrap Metal(s)
        Consists of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption.  Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other items consisting of metal composition.  These materials are segregated, processed, cut-up and sent back to a steel mill for re-purposing.

Recent Events:

Acquisition, Acadiana Recovery, LLC
On February 2, 2017, the Company entered into and closed an Asset Purchase Agreement (the "APA") with Acadiana Recovery, LLC ("Acadiana") pursuant to which the Company agreed to buy substantially all of Acadiana's customer relations, vehicles, equipment, supplies and tools for an aggregate purchase price of $710,350. This resulted in the recognition of $389,650 in fixed assets and $320,700 in intangible assets as of the acquisition date. The purchase price allocation is preliminary and subject to change based upon the finalization of our valuation report.

Acquisition of Nickco Recycling, Inc.

On May 1, 2017, the Company entered into and closed an Asset Purchase Agreement (the "APA") with Nickco Recycling, Inc. ("Nickco") pursuant to which the Company agreed to buy substantially all the processing equipment and the rolling stock of Nickco for aggregate consideration of $1,804,000. This included $1,126,730 in cash, 500,000 shares of restricted common stock and contingent consideration equal to 500,000 shares of common stock, which is payable only if the assets acquired meet a pre-agreed EBITDA target for the 12 calendar months ending on the last day of the 12th calendar month following closing. This resulted in the recognition of $1,182,000 in fixed assets, $585,000 in net intangible assets, and $203,000 as contingent consideration. The purchase price allocation is preliminary and subject to change based upon the finalization of our valuation report.

Acquisition of Ygriega Assets

On July 16, 2017, the Company entered into and closed an Asset Purchase and Sale Agreement with Ygriega Environmental Services, LLC. ("Ygriega") pursuant to which the Company agreed to buy substantially all the collection routes of Ygriega (which related to used oil, used oil filters, used anti-freeze and other related services) and certain other assets, for aggregate consideration of $196,000, which included $162,500 in cash at time of closing plus $87,500 payable in two installments in the next two years contingent on collected oil gallons (i.e., adjustable downward in the event certain targets are not met in such years). The agreement also included a two year non-compete by the seller. This resulted in the recognition of $38,500 in fixed assets, $159,000 in intangibles, a bargain gain of $1,500, and contingent consideration of $33,500. The purchase price allocation is preliminary and subject to change based upon the finalization of our valuation report.

Release of Cash Held in Escrow

On July 31, 2017, the $1.5 million of cash held in escrow pursuant to the terms of the Bango Plant transaction was released from escrow and available for our general use.

RESULTS OF OPERATIONS
Description of Material Financial Line Items:
Revenues
We generate revenues from three existing operating divisions as follows:
BLACK OIL - Revenues from our Black Oil division are comprised primarily of product sales from our re-refineries and feedstock sales (used motor oil) which are purchased from generators of used motor oil such as oil change shops and garages, as well as a network of local and regional suppliers.  Volumes are consolidated for efficient delivery and then sold to third-party re-refiners and fuel oil blenders for the export market.  In addition, through used oil re-refining, we re-refine used oil into different commodity products.  The Houston, Texas TCEP facility finished product is then sold by barge as a fuel oil cutterstock. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to crude refineries to be utilized as an intermediate feedstock in the refining process. Through the operations at our Columbus, Ohio facility we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
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

Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with the Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), E-Source Holdings, LLC (“E-Source”), Omega Refining, LLC's (“Omega Refining”) and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana, Nickco and Ygriega acquisitions, described in greater detail in this report and in the Annual Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Set forth below are our results of operations for the three months ended September 30, 2017 as compared to the same period in 2016.

	Three Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2017	2016
Revenues	$32,470,451	$28,461,930	$4,008,521	14%
Cost of revenues (exclusive of depreciation shown separately below)	28,390,891	22,462,171	(5,928,720)	(26)%
Gross profit (loss)	4,079,560	5,999,759	(1,920,199)	(32)%

Selling, general and administrative expenses	5,690,761	5,025,221	(665,540)	(13)%
Depreciation and amortization	1,697,821	1,560,562	(137,259)	(9)%
Total operating expenses	7,388,582	6,585,783	(802,799)	(12)%

Loss from operations	(3,309,022)	(586,024)	(2,722,998)	(465)%

Other income (expense):
Interest income	1,519	1,490	29	2%
Gain (loss) on asset sales	25,693	(68,799)	94,492	137%
Gain (loss) on change in value of derivative liability	1,371,461	1,065,217	306,244	29%
Gain (loss) on futures contracts	(305,570)	(90,061)	(215,509)	(239)%
Interest expense	(733,459)	(399,545)	(333,914)	(84)%
Total other income (expense)	359,644	508,302	(148,658)	(29)%

Loss before income tax	(2,949,378)	(77,722)	(2,871,656)	(3,695)%

Income tax benefit (expense)	—	—	—	—%

Net loss	(2,949,378)	(77,722)	(2,871,656)	(3,695)%
Non-controlling interest	34,554	30,234	4,320	14%
Net loss attributable to Vertex Energy, Inc.	$(2,983,932)	$(107,956)	$(2,875,976)	(2,664)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased by 14% for the three months ended September 30, 2017, compared to the same period in 2016, due primarily to higher commodity prices, a slight increase in volumes, and recent acquisitions during the three months ended September 30, 2017, compared to the same period in 2016. Total volume increased 1% during the three months ended September 30, 2017 compared to the same period in 2016. Volumes were impacted as a result of turnarounds at each of our facilities during the period, as well as operational delays getting feedstock to our facilities as a result of weather challenges in the Gulf of Mexico during the period. Gross profit decreased by 32% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The majority of this decrease was the result of the operational expenses incurred related to the turnarounds during the period. In our collection division we have successfully maintained a charge for services program. As a result of this program we currently have customers who are charged for each service performed and others who are charged a monthly fee for as many services performed in that month. Although the charges for services are being maintained, with the increase in commodity prices we have had to reduce the amounts we were charging.

Additionally, our per barrel margin decreased 32% for the three months ended September 30, 2017, relative to the three months ended September 30, 2016. This decrease was a result of increased operational costs related to the Marrero and Heartland facilities in addition to compressed product spreads related to increases in our feedstock and product values during the three months ended September 30, 2017, compared to the same period during 2016. The 26% increase in cost of revenues for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is mainly a result of a slight increase in commodity prices and overhead operating expenses during the period.

Each of our segments’ income (loss) from operations during the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2017	2016
Total revenue	$25,358,317	$22,907,235	$2,451,082	11%
Total cost of revenue (exclusive of depreciation shown separately below)	21,711,255	17,817,032	(3,894,223)	(22)%
Gross profit (loss)	3,647,062	5,090,203	(1,443,141)	(28)%
Selling general and administrative expense	4,833,256	4,295,374	(537,882)	(13)%
Depreciation and amortization	1,277,263	1,199,225	(78,038)	(7)%
Income (loss) from operations	$(2,463,457)	$(404,396)	$(2,059,061)	(509)%

Refining Segment
Total revenue	$4,856,520	$4,436,111	$420,409	9%
Total cost of revenue (exclusive of depreciation shown separately below)	4,850,354	3,610,051	(1,240,303)	(34)%
Gross profit	6,166	826,060	(819,894)	(99)%
Selling general and administrative expense	461,391	415,750	(45,641)	(11)%
Depreciation and amortization	252,950	237,189	(15,761)	(7)%
Income (loss) from operations	$(708,175)	$173,121	$(881,296)	(509)%

Recovery Segment
Total revenue	$2,255,614	$1,118,584	$1,137,030	102%
Total cost of revenue (exclusive of depreciation shown separately below)	1,829,282	1,035,088	(794,194)	(77)%
Gross profit	426,332	83,496	342,836	411%
Selling general and administrative expense	396,114	314,097	(82,017)	(26)%
Depreciation and amortization	167,608	124,148	(43,460)	(35)%
Income (loss) from operations	$(137,390)	$(354,749)	$217,359	61%

Our Black Oil division's volume decreased approximately 4% during the three months ended September 30, 2017 compared to the same period in 2016. This decrease was due to the fewer days of operations at our plants and throughout our collection network, due to the turnarounds described above, which resulted in lower volumes managed through our facilities. Volumes collected through our H&H Oil and Heartland collection facilities increased 30% during the three months ended September 30, 2017 compared to the same period in 2016. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold increased 1% for the three months ended September 30, 2017 versus the same period in 2016. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

In addition, commodity prices increased approximately 10% for the three months ended September 30, 2017, compared to the same period in 2016. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2017 increased $11.52 per barrel from a three month average of $34.86 for the three months ended September 30, 2016 to $46.38 per barrel for the three months ended September 30, 2017.

Overall volume for the Refining and Marketing division increased 21% during the three months ended September 30, 2017 as compared to the same period in 2016. This division experienced a decrease in production of 4% for its gasoline blendstock for the three months ended September 30, 2017, compared to the same period in 2016. Our fuel oil cutter volumes decreased 29% for the three months ended September 30, 2017, compared to the same period in 2016. Our pygas volumes increased 59% for the three months ended September 30, 2017 as compared to the same period in 2016. These were a result of increases in volumes of feed to process.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division increased 102% as a result of higher commodity prices and, higher volumes, which was offset by the decline of project based work related to our metals business during the three months ended September 30, 2017, compared to the same period in 2016. Volumes of petroleum products acquired in our Recovery business were up 183% during the three months ended September 30, 2017, compared to the same period during 2016. This division through E-Source, periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit decreased 32% and our margin per barrel decreased approximately 32% for the three months ended September 30, 2017, compared to the same period in 2016. This decrease was largely a result of lower volumes processed through our black oil division along with the compression in spread related to higher feedstock costs and increased operational expenses during the quarter.

We had selling, general, and administrative expenses of $5,690,761 for the three months ended September 30, 2017, compared to $5,025,221 of selling, general, and administrative expenses for the prior year’s period, an increase of $665,540 or 13% from the prior period. This increase is primarily due to the increases in our selling, general and administrative expenses associated with new acquisitions and assets at the end of 2016 and during 2017.

We had a loss from operations of $3,309,022 for the three months ended September 30, 2017, compared to a loss from operations of $586,024 for the three months ended September 30, 2016, an increase of $2,722,998 or 465% from the prior year’s three-month period.  The increase was due to an increase in costs of revenues due to market conditions, commodity prices,an increase during the period in certain operational expenses and increases in selling, general and administrative expenses generated by the new acquisitions.

We also had interest expense of $733,459 for the three months ended September 30, 2017, compared to interest expense of $399,545 for the three months ended September 30, 2016, an increase in interest expense of $333,914 or 84% from the prior period due to more debt outstanding and our new financing entered into with a new lender at a higher interest rate.

We had a gain on the sale of assets of $25,693 for the three months ended September 30, 2017 compared to a loss on the sale of assets of $68,799 during the three months ended September 30, 2016. The gain was a result of the sale of some of E-source's assets.

We had a $1,371,461 gain on change in value of derivative liability for the three months ended September 30, 2017, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a gain on change in the value of our derivative liability of $1,065,217 in the prior year's period. This change was mainly due to fluctuation in the market price of our common stock.

We had a loss of $305,570 on futures contracts for the three months ended September 30, 2017 compared to a loss on futures contracts of $90,061 for the three months ended September 30, 2016. We periodically use futures contracts to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure. We had no open contracts at the end of quarter.

We had net loss of $2,949,378 for the three months ended September 30, 2017, compared to a net loss of $77,722 for the three months ended September 30, 2016, an increase in net loss of $2,871,656 or 3,695% from the prior period for the reasons described above.

During the three months ended September 30, 2017, the processing costs for our Refining and Marketing division located at KMTEX were $578,695. In addition, we have provided the results of operations for this segment of our business below during the same three month period.

Three Months Ended September 30, 2017
Refining and Marketing
Revenues	$4,856,520

Loss from operations	$(708,175)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Set forth below are our results of operations for the nine months ended September 30, 2017 as compared to the same period in 2016.

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues	$104,153,844	$67,022,978	$37,130,866	55%
Cost of Revenues (exclusive of depreciation shown separately below)	90,579,044	56,001,697	(34,577,347)	(62)%
Gross Profit	13,574,800	11,021,281	2,553,519	23%
Selling, general and administrative expenses	16,280,495	15,285,142	(995,353)	(7)%
Depreciation and amortization	4,942,911	4,707,801	(235,110)	(5)%
Loss from operations	(7,648,606)	(8,971,662)	1,323,056	15%
Interest Income	5,748	4,452	1,296	29%
Gain (loss) on sale of assets	(13,806)	9,633,034	(9,646,840)	(100)%
Gain (loss) on change in value of derivative liability	2,676,902	724,185	1,952,717	270%
Gain (loss) on futures contracts	(285,000)	(351,820)	66,820	19%
Interest Expense	(2,688,394)	(2,721,056)	32,662	1%
Total other income (expense)	(304,550)	7,288,795	(7,593,345)	(104)%
Income (loss) before income taxes	(7,953,156)	(1,682,867)	(6,270,289)	(373)%
Income tax (expense) benefit	—	117,646	(117,646)	(100)%
Net income (loss)	(7,953,156)	(1,565,221)	(6,387,935)	(408)%
Net income (loss) attributable to non-controlling interest	94,690	(11,193)	105,883	946%
Net income (loss) attributable to Vertex Energy, Inc.	$(8,047,846)	$(1,554,028)	$(6,493,818)	(418)%

Each of our segments’ gross profit (loss) during the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
Black Oil Segment	2017	2016	$ Change	% Change
Total revenue	$77,546,802	$52,877,119	$24,669,683	47%
Total cost of revenue	66,549,131	44,577,149	(21,971,982)	(49)%
Gross profit (loss)	10,997,671	8,299,970	2,697,701	33%
Selling, general and administrative expense	13,755,566	12,872,589	(882,977)	(7)%
Depreciation and amortization	3,753,382	3,627,223	(126,159)	(3)%
Loss from operations	$(6,511,277)	$(8,199,842)	$1,688,565	21%

Refining Segment
Total revenue	$15,436,919	$9,986,047	$5,450,872	55%
Total cost of revenue	14,222,073	7,878,954	(6,343,119)	(81)%
Gross profit	1,214,846	2,107,093	(892,247)	(42)%
Selling, general and administrative expense	1,407,590	1,455,232	47,642	3%
Depreciation and amortization	747,732	707,708	(40,024)	(6)%
Loss from operations	$(940,476)	$(55,847)	$(884,629)	(1,584)%

Recovery Segment
Total revenue	$11,170,123	$4,159,812	$7,010,311	169%
Total cost of revenue	9,807,840	3,545,594	(6,262,246)	(177)%
Gross profit	1,362,283	614,218	748,065	122%
Selling, general and administrative expense	1,117,339	957,321	(160,018)	(17)%
Depreciation and amortization	441,797	372,870	(68,927)	(18)%
Loss from operations	$(196,853)	$(715,973)	$519,120	73%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased by 55% for the nine months ended September 30, 2017 compared to the same period in 2016, due primarily to higher commodity prices and volumes, and recent acquisitions during the nine months ended September 30, 2017 compared to the prior period. Total volume increased 19% during the nine months ended September 30, 2017 compared to the same period in 2016. Our business was impacted as a result of turnarounds at each of our facilities during the period, as well as operational delays getting feedstock to our facilities due to weather challenges in the Gulf of Mexico during the period. Gross profit increased by 23% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The majority of this increase was the result of the adjustments in prices of feedstock during the fourth quarter of 2016, which continued into the nine months ended September 30, 2017, which resulted in a strong improvement in gross profit during this period. In our collection division we successfully maintained our charge for services program. As a result of this program we currently have customers who are charged for each service performed and others who are charged a monthly fee for as many services performed in that month. Due to the combination of our fee structure change along with our increased third party supply we were able to make progress in lowering our cost of feedstock during the period.

Additionally, our per barrel margin increased 3% relative to the nine months ended September 30, 2016. This increase was a result of decreased operational costs related to the Marrero and Heartland facilities in addition to improved margins in our feedstock and product values during the nine months ended September 30, 2017, compared to the same period during 2016, as a result of the charges implemented through our collections division. The 62% increase in cost of revenues for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is mainly a result of a slight increase in commodity prices and increases in volumes along with the charges implemented through our collections.

Our Black Oil division's volume increased approximately 16% during the nine months ended September 30, 2017, compared to the same period in 2016. This increase was due to the increased amount of volume managed through our facilities. Volumes collected through our H&H Oil and Heartland collection facilities increased 30% during the nine months ended September 30, 2017, compared to the same period in 2016. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold increased 19% for the nine months ended September 30, 2017, versus the same period in 2016. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

In addition, commodity prices increased approximately 34% for the nine months ended September 30, 2017, compared to the same period in 2016. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the nine months ended September 30, 2017, increased $15.84 per barrel from a nine month average of $29.26 for the nine months ended September 30, 2016, to $45.10 per barrel for the nine months ended September 30, 2017.

We experienced no change in the volume of our TCEP refined product during the nine months ended September 30, 2017, compared to the same period in 2016. Our TCEP technology was not operated to produce finished product during the nine months ended September 30, 2017 or 2016, due to market conditions. The TCEP process is currently being utilized as a pre-treatment for the Used Motor Oil being purchased in the Texas Market and then being sent to our Marrero, Louisiana facility. We currently do not have an estimate as to when or if we may utilize this technology for the production of finished cutterstock in the future.

Overall volume for the Refining and Marketing division increased 28% during the nine months ended September 30, 2017 as compared to the same period in 2016. This division experienced a decrease in production of 29% for its gasoline blendstock for the nine months ended September 30, 2017, compared to the same period in 2016. Our fuel oil cutter volumes decreased 10% for the nine months ended September 30, 2017, compared to the same period in 2016. Our pygas volumes increased 70% for the nine months ended September 30, 2017 as compared to the same period in 2016. These changes were a result of increases in volumes of feedstock to process.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division increased 169% as a result of higher commodity prices and, higher volumes, which was offset by the decline of project based work related to our metals business during the nine months ended September 30, 2017, compared to the same period in 2016. Volumes of petroleum products acquired, in our Recovery business were up 36% during the nine months ended September 30, 2017, compared to the same period during 2016. This division through E-Source, periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 23% and our margin per barrel increased approximately 3% for the nine months ended September 30, 2017, compared to the same period in 2016. This increase was largely a result of increased volumes along with the increase in charges for oil in our Black Oil collection division.

The following table sets forth the high and low spot prices during the nine months ended September 30, 2017, for our key benchmarks.

2017
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.66	September 25	$1.22	June 23
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.06	August 31	$1.41	June 22
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$50.44	September 15	$39.42	June 21
NYMEX Crude oil (Dollars per barrel)	$54.45	February 23	$42.53	June 21
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the nine months ended September 30, 2016, for our key benchmarks.

2016
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.44	June 8	$0.78	January 20
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.59	August 25	$0.89	February 9
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$38.31	September 30	$16.24	January 19
NYMEX Crude oil (Dollars per barrel)	$51.23	June 8	$26.21	February 9
Reported in Platt's US Marketscan (Gulf Coast)

We saw a stable position during the first nine months of 2017, in each of the benchmark commodities we track compared to the same period in 2016.

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

We had selling, general, and administrative expenses of $16,280,495 for the nine months ended September 30, 2017, compared to $15,285,142 of selling, general, and administrative expenses for the prior year period, an increase of $995,353 or 7%. This increase is primarily due to the additional selling, general and administrative expenses incurred by new business lines and acquisitions.

We had a loss from operations of $7,648,606 for the nine months ended September 30, 2017, compared to a loss from operations of $8,971,662 for the nine months ended September 30, 2016, a decrease of $1,323,056 or 15% from the prior year’s nine-month period.  The decrease was mainly due to an increase in overall gross profit for the nine months ended September 30, 2017.

We had interest expense of $2,688,394 for the nine months ended September 30, 2017, compared to interest expense of $2,721,056 for the nine months ended September 30, 2016, a decrease in interest expense of $32,662 or 1% from the prior period due to the payment of $16.1 million toward the Credit Agreement with Goldman Sachs Banks related to the Bango Sale during the quarter ended June 30, 2016, and the termination of the debt facilities with Goldman Sachs, Fox and Midcap that were paid off at the beginning of the nine months ended September 30, 2017. We also entered into a new financing with a new lender at a higher interest rate which partially offset the decrease in interest expense.

We had a (loss) and a gain, respectively, on the sale of assets of ($13,806) and $9,633,034 for the nine months ended September 30, 2017 and 2016, respectively, mainly related to the purchase and sale of the Bango facility in January 2016.

We had a $2,676,902 gain on change in value of derivative liability for the nine months ended September 30, 2017, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a gain on change in the value of our derivative liability of $724,185 in the prior year's period. This change was mainly due to a fluctuation in the market price of our common stock.

We had a loss of $285,000 on futures contracts for the nine months ended September 30, 2017 compared to a loss on futures contracts of $351,820 for the nine months ended September 30, 2016. We periodically use futures contracts to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure. We had no open contracts at the end of the quarter.

We had no income tax benefit or expense for the nine months ended September 30, 2017, compared to an income tax benefit of $117,646 for the nine months ended September 30, 2016. For tax reporting purposes, we have net operating losses (“NOLs”) of approximately $51.8 million as of September 30, 2017, that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a cumulative pre-tax loss of approximately $7.9 million from January 1, 2017 through September 30, 2017. As a result, the Company created a full valuation allowance of 100% to offset the entire balances of deferred tax assets and deferred tax liabilities.

We had net loss of $7,953,156 for the nine months ended September 30, 2017, compared to a net loss of $1,565,221 for the nine months ended September 30, 2016, an increase in net loss of $6,387,935 or 408% from the prior period for the reasons described above.

During the nine months ended September 30, 2017, the processing costs for our Refining and Marketing division located at KMTEX were $1,829,576. In addition, we have provided the results of operations for this segment of our business below during the same nine month period.

Nine Months Ended September 30, 2017
Refining and Marketing
Revenues	$15,436,919

Loss from operations	$(940,476)

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations for the first, second, and third quarters of 2017, fiscal year 2016 and the last two quarters of 2015.

	Fiscal 2017			Fiscal 2016				Fiscal 2015
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$32,470,451	$36,912,779	$34,770,614	$31,055,936	$28,461,930	$24,428,444	$14,132,604	$20,875,827	$39,262,584
Cost of Revenues (exclusive of depreciation shown separately below)	28,390,891	31,486,599	30,701,554	25,758,117	22,462,171	19,168,398	14,371,128	20,497,691	34,104,949
Gross Profit (loss)	4,079,560	5,426,180	4,069,060	5,297,819	5,999,759	5,260,046	(238,524)	378,136	5,157,635
Reduction of contingent liability	—	—	—	—	—	—	—	(6,069,000)	—
Selling, general and administrative expenses	5,690,761	5,359,897	5,229,837	4,869,257	5,025,221	4,714,558	5,545,363	6,994,006	6,058,674
Depreciation and amortization	1,697,821	1,645,030	1,600,060	1,569,414	1,560,562	1,553,655	1,593,584	1,920,416	1,597,881
Total operating expenses	7,388,582	7,004,927	6,829,897	6,438,671	6,585,783	6,268,213	7,138,947	2,845,422	7,656,555
Income (loss) from operations	(3,309,022)	(1,578,747)	(2,760,837)	(1,140,852)	(586,024)	(1,008,167)	(7,377,471)	(2,467,286)	(2,498,920)
Other income (expense):
Provision for doubtful accounts	—	—	—	—	—	—	—	1,995,180	—
Interest income	1,519	2,277	1,952	1,522	1,490	2,486	476	(4,475)	11
Gain (loss) on change in value of derivative liability	1,371,461	384,769	920,672	(674,309)	1,065,217	1,645,288	(1,986,320)	2,844,430	818,051
Goodwill impairment loss	—	—	—	—	—	—	—	(4,922,353)	—
Gain (loss) on futures contracts	(305,570)	20,570	—	(196,560)	(90,061)	(317,675)	55,916	155,660	395,430
Gain (loss) on sale of assets	25,693	(26,399)	(13,100)	(1,323)	(68,799)	—	9,701,834	92,261	(20,657)
Interest expense	(733,459)	(618,448)	(1,336,487)	(373,900)	(399,545)	(406,019)	(1,915,492)	(728,780)	(763,791)
Total other income (expense)	359,644	(237,231)	(426,963)	(1,244,570)	508,302	924,080	5,856,414	(568,077)	429,044
Income (loss) before income taxes	(2,949,378)	(1,815,978)	(3,187,800)	(2,385,422)	(77,722)	(84,087)	(1,521,057)	(3,035,363)	(2,069,876)
Income tax benefit (expense)	—	—	—	—	—	—	117,646	—	—
Net loss	$(2,949,378)	$(1,815,978)	$(3,187,800)	$(2,385,422)	$(77,722)	$(84,087)	$(1,403,411)	$(3,035,363)	$(2,069,876)
Non-controlling interest	34,554	51,528	8,607	13,372	30,234	(41,427)	—	—	—
Net income (loss)	$(2,983,932)	$(1,867,506)	$(3,196,407)	$(2,398,794)	$(107,956)	$(42,660)	$(1,403,411)	$(3,035,363)	$(2,069,876)

The graph below charts our total quarterly revenue over time from September 30, 2015 to September 30, 2017:

In the table below, we have disclosed a quarter-by-quarter summary of our gross profit by segment for the first, second, and third quarters of 2017, fiscal year 2016 and the last two quarters of 2015.

	GROSS PROFIT BY SEGMENT BY QUARTER
	Fiscal 2017			Fiscal 2016				Fiscal 2015
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$25,358,317	$27,384,402	$24,804,083	$23,757,821	$22,907,235	$19,836,390	$10,133,494	$17,004,934	$27,632,744
Cost of revenues	21,711,255	22,968,299	21,869,577	19,123,192	17,817,032	15,557,879	11,202,238	17,244,210	25,128,353
Gross profit (loss)	$3,647,062	$4,416,103	$2,934,506	$4,634,629	$5,090,203	$4,278,511	$(1,068,744)	$(239,276)	$2,504,391

Refining & Marketing
Revenues	$4,856,520	$5,186,358	$5,394,041	$3,168,730	$4,436,111	$2,923,481	$2,626,455	$2,687,922	$8,752,135
Cost of revenues	4,850,354	4,724,103	4,647,616	2,893,913	3,610,051	2,169,238	2,099,665	2,270,299	8,281,753
Gross profit	$6,166	$462,255	$746,425	$274,817	$826,060	$754,243	$526,790	$417,623	$470,382

Recovery
Revenues	$2,255,614	$4,342,019	$4,572,490	$4,129,385	$1,118,584	$1,668,573	$1,372,655	$1,182,971	$2,877,705
Cost of revenues	1,829,282	3,794,197	4,184,361	3,741,012	1,035,088	1,441,281	1,069,225	983,182	694,843
Gross profit	$426,332	$547,822	$388,129	$388,373	$83,496	$227,292	$303,430	$199,789	$2,182,862

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

We had total assets of $82,285,706 as of September 30, 2017, compared to $86,985,968 at December 31, 2016. The decrease was mainly due to depreciation and amortization expense, and cash used in operations.

We had total current liabilities of $16,226,447 as of September 30, 2017, compared to $22,453,644 at December 31, 2016. This decrease was largely due to the approximate $10.5 million pay down of the Goldman Sachs and Midcap debt as a result of the February 1, 2017 refinancing on a long-term basis.

We had total liabilities of $30,902,405 as of September 30, 2017, including long-term debt of $12,750,188, which included $966,847 related to E-Source debt.

We had working capital of $1,120,492 as of September 30, 2017, compared to a working capital deficit of $1,268,192 as of December 31, 2016. The improvement in working capital from December 31, 2016 to September 30, 2017, is due to the reasons described above.

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

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All of such premium finance agreements have maturities of less than one year and have a balance of $1,489,881 at September 30, 2017.

The Company's outstanding debt facilities as of September 30, 2017 and December 31, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2017	Balance on December 31, 2016
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$13,975,000	$—
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	3,738,483	—
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017 (1)	$7,000,000	—	2,726,039
Goldman Sachs USA	Term Loan - Restated Credit Agreement	January 29, 2016	May 2, 2019 (1)	$8,900,000	—	4,000,000
Fox Encore Promissory Note	Promissory Note	January 29, 2017	January 31, 2017 (1)	$5,150,000	—	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	$3,154,860	—	133,153
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	966,847	1,531,506
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	1,489,881	1,060,065
Total					20,170,211	14,600,763
Deferred finance costs, net					(1,384,944)	(244,178)
Total, net of deferred finance costs					$18,785,267	$14,356,585

(1) Paid in full and terminated on February 1, 2017.

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$3,738,483	$—	$—	$—	$—	$—
Encina Business Credit SPV, LLC	900,000	900,000	900,000	11,275,000	—	—
Texas Citizens Bank	488,194	478,653		—	—	—
Various institutions	1,489,881	—	—	—	—	—
Totals	6,616,558	1,378,653	900,000	11,275,000	—	—
Deferred finance costs, net	(581,479)	(581,479)	(221,986)	—	—	—
Totals, net of deferred finance costs	$6,035,079	$797,174	$678,014	$11,275,000	$—	$—

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

The amounts borrowed under the EBC Credit Agreement are guaranteed by us and our subsidiaries, other than E-Source, pursuant to a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), whereby we also pledged substantially all of our assets and all of the securities of our subsidiaries (other than E-Source) as collateral securing the amount due under the terms of the EBC Credit Agreement. We also provided EBC mortgages on our Marrero, Louisiana, and Columbus, Ohio facilities to secure the repayment of outstanding amounts and agreed to provide mortgages on certain other real property to be delivered post-closing. The post-closing mortgage properties provided were in Baytown, Pflugerville and Corpus Christi, Texas.

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
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 1.23% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
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
The Revolving Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify Encina and its affiliates. The Revolving Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the Revolving Credit Agreement, not incurring any capital expenditures in an aggregate amount exceeding $3 million in any fiscal year that the Revolving Credit Agreement is in place, and requiring us to maintain at least $2.5 million of average borrowing availability under the Revolving Credit Agreement in any 30 day period.
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
On February 1, 2017, the amount borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under the Restated Goldman Credit Agreement, by and among us, the other financial institutions party thereto as lenders, and Goldman Sachs Bank USA, as administrative agent for the lenders, which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Goldman Credit Agreement and, our right to borrow funds thereunder were terminated.
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

We agreed to pay MidCap certain fees in connection with the MidCap Loan Agreement including (a) a non-refundable fee equal to 0.75% of the $7 million credit limit ($52,500), which was due upon our entry into the MidCap Loan Agreement, and is due on each anniversary thereafter; (b) reimbursement for MidCap’s audit fees incurred from time to time; a collateral monitoring charge of 0.20% of the greater of the average outstanding balance of the MidCap Note at the end of each month or $3 million; (c) a fee equal to 0.75% of the difference between the credit limit of $7 million and the greater of (i) the amount actually borrowed, and (ii) $3 million, as calculated in the MidCap Loan Agreement, payable monthly in arrears and added to the balance of the MidCap Note; and (d) a one-time placement fee equal to 0.50% of the $7 million credit limit which we paid upon our entry into the MidCap Loan Agreement.

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

On February 1, 2017, the amount borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under the MidCap Loan Agreement, which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Midcap Loan Agreement, and our right to borrow funds thereunder were terminated.

Fox Note

On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note is due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default is then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH has the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH may extend the Maturity Date for six (6) months each. The first extension, which was exercised as of December 31, 2016, extended the Maturity Date of the Fox Note until January 31, 2017, the second extension will extend the Maturity Date of the Fox Note until July 31, 2017, and the third extension will extend the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH is required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that if Vertex OH elects to exercise the Extension Option to extend the Maturity Date to January 31, 2017, (which had been exercised as of December 31, 2016), the 3% fee for such extension is not to be paid in cash but is instead added to the outstanding principal balance of the Fox Note. The Fox Note may be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid was to be decreased by $150,000. The Fox Note is secured by the Mortgage. The Fox Note includes certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default.

On February 1, 2017, the amount borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under the Fox Note, which has been repaid in full as of the date of this filing.

Texas Citizens Bank Loan Agreement

On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan Agreement provides a term note in the amount of $2,045,500 that matures on January 7, 2020 and had a balance of $966,847 as of September 30, 2017. Borrowings bear a fixed interest rate of 5.5% per annum and interest is calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $45,147 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The loan contains customary representations, warranties, and covenants for facilities of similar nature and size.

Unit Offering
On May 13, 2016, we closed the transactions contemplated by the May 10, 2016 Unit Purchase Agreement (the “May 2016 Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we sold the Investors an aggregate of approximately 12 million units (the “May 2016 Units”), each consisting of (i) one share of Series B1 Preferred Stock of the Company, $0.001 par value per share (the “Series B1 Preferred Stock”) and (ii) one warrant to purchase one-quarter of a share of common stock of the Company, $0.001 par value per share (each a “May 2016 Warrant” and collectively, the “May 2016 Warrants”). The May 2016 Units were sold at a price of $1.56 per unit (the “May 2016 Unit Price”) (a 2.6% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the Purchase Agreement was entered into which was $1.52 per share (the “May 2016 Closing Bid Price”)). The May 2016 Warrants have an exercise price of $1.53 per share ($0.01 above the Closing Bid Price). Total gross proceeds from the offering of the May 2016 Units (the “May 2016 Offering”) were $19.4 million.
A total of approximately $18.6 million of the securities sold in the May 2016 Offering were purchased by investors who participated in the Company’s prior June 2015 offering of Series B Preferred Stock and warrants to purchase shares of common stock. 60% of the funds received from such investors were used to immediately repurchase such investors’ Series B Preferred Stock. As a result, a total of approximately $11.2 million of the proceeds raised in the May 2016 Offering were used to immediately repurchase and retire approximately 3.6 million shares of Series B Preferred Stock and pay accrued interest on such repurchased shares through the closing date (the “Repurchases”), leaving net proceeds of approximately $8.2 million, before deducting placement agents’ fees and offering expenses. Of these net proceeds, $800,000 was used to pay amounts owed to the Lender, as discussed above and the remaining proceeds for working capital purposes and potential acquisitions.
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

Need for additional funding

Our re-refining business will require significant capital to design and construct any new facilities. The facility infrastructure would be an additional capitalized expenditure to these process costs and would depend on the location and site specifics of the facility.

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

Cash flows for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2017	2016
Beginning cash and cash equivalents	$1,701,435	$(737,864)
Net cash provided by (used in):
Operating activities	(2,388,578)	(13,394,947)
Investing activities	(3,544,099)	17,921,026
Financing activities	3,851,358	(35,096)
Net increase (decrease) in cash and cash equivalents	(2,081,319)	4,490,983
Ending cash and cash equivalents	$1,124,839	$3,753,119

Net cash used in operating activities was $2,388,578 for the nine months ended September 30, 2017, as compared to net cash used in operating activities of $13,394,947 during the corresponding period in 2016. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities, as well as private sales of securities. The primary reason for the decrease in cash used in operating activities for the nine month period ended September 30, 2017, compared to the same period in 2016, was the one-time gain on sale of assets related to our Bango Plant sale during the nine months ended September 30, 2016, and the reduction in accounts payable and accrued expenses, offset by the reduction in accounts receivable and prepaid expenses.

Investing activities used cash of $3,544,099 for the nine months ended September 30, 2017, as compared to having provided $17,921,026 of cash during the corresponding period in 2016 due mainly to the net proceeds from our sale of our Nevada facility ("Bango Plant") of $19 million during the nine months ended September 30, 2016.

Financing activities provided cash of $3,851,358 for the nine months ended September 30, 2017, as compared to using cash of $35,096 during the corresponding period in 2016. The financing activities for the nine months ended September 30, 2017 were comprised of net payments of debt issuance costs of approximately $1.7 million, and note proceeds of approximately $16.5 million (in connection with our entry into the EBC Credit Agreement and Revolving Credit Agreement), offset by an approximate $12.0 million pay down of our long-term debt (relating to amounts paid under the Goldman Credit Agreement and Midcap Loan Agreement).

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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at September 30, 2017.
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

At September 30, 2017, the Company had about $17.7 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (1.23% at September 30, 2017) plus 6.50% per year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2016 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2016), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

E-Source, a wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source, and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. E-Source has asserted a counterclaim against Whole for the filing of a mechanic's lien in excess of any amount(s) actually due as well as a cross-claim against Motiva. Under the terms of E-Source's contract with Motiva, Motiva was to pay all sums due to any sub-contractors of E-Source. If any additional monies are owed to Whole, those monies should be paid by Motiva. E-Source seeks to recover the balance due under its contract with Motiva of approximately $1,000,000. The case is set for trial in the spring of 2018. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on March 14, 2017, under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2016, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We are not in compliance with the minimum bid price requirement of the Nasdaq Capital Market.

On September 22, 2017, we received written notice (the “Notification Letter”) from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days prior to the date of the Notification Letter, the Company no longer meets the minimum bid price requirement.
The Notification Letter does not impact the Company’s listing on The Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days, or until March 19, 2018, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by March 19, 2018, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s Common Stock, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.
The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. Management remains vigilant with the Company’s business strategy and is continuing to take steps to increase liquidity.
In the event we are delisted from the Nasdaq Capital Market, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Item 2. Recent Sales of Unregistered Securities

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

For the period from July 1, 2017 to September 30, 2017, a total of approximately $139,186 of dividends accrued on our outstanding Series B Preferred Stock and for the period from July 1, 2017 to September 30, 2017, a total of approximately $281,527 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 50,659 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2017 and the issuance of 289,417 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in October 2017. If converted in full, the 50,659 shares of Series B Preferred Stock would convert into 50,659 shares of common stock and the 289,417 shares of Series B1 Preferred Stock would convert into 289,417 shares of common stock.

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

On October 20, 2017, the Company issued 3,041 shares of common stock in connection with the conversion by a holder thereof, of 3,041 shares of our Series A Convertible Preferred Stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuance, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

As a result of the conversions and other transactions described above, there are 453,567 outstanding shares of Series A Convertible Preferred Stock, which if converted in full, would convert into 453,567 shares of common stock; 3,427,597 outstanding shares of Series B Convertible Preferred Stock, which if converted in full, would convert into 3,427,597 shares of common stock; and 13,151,989 outstanding shares of Series B1 Convertible Preferred Stock, which if converted in full, would convert into 13,151,989 shares of common stock as of the date of this filing.

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

VERTEX ENERGY, INC.

Date: November 6, 2017	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2017	By: /s/ Chris Carlson
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