Form 10-K
period 2017-12-31
Vertex Energy Inc.
filed 2018-03-07
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes   ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $25,601,021.
State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 33,158,176 shares of common stock issued and outstanding as of March 6, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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
Unless the context requires otherwise, references to the "Company," "we," "us," "our," "Vertex," "Vertex Energy" and "Vertex Energy, Inc." refer specifically to Vertex Energy, Inc. and its consolidated subsidiaries.
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
Benjamin P. Cowart, our Chief Executive Officer, President, Chairman and largest shareholder directly or indirectly owned a 77% interest in Holdings and a 100% interest in B&S LP at the time of the acquisition. Additionally, Chris Carlson, our Chief Financial Officer, owned a 10% interest in Holdings at the time of the acquisition.
In October, 2013, January 2014 and September 2014, we completed various transactions whereby we acquired 100% of E-Source Holdings, LLC (“E-Source”), a company that leased and operated a facility located in Houston, Texas, and provides dismantling, demolition, decommission and marine salvage services at industrial facilities throughout the Gulf Coast. E-Source also owns and operates a fleet of trucks and other vehicles used for shipping and handling equipment and scrap materials. E-Source falls under our Recovery division.
In May, 2014, we acquired certain of the assets of Omega Refining, LLC (“Omega Refining”), Bango Refining NV, LLC (“Bango Refining”) and Omega Holdings Company LLC (“Omega Holdings” and collectively with Omega Refining and Bango Refining, “Omega” or the “sellers”) related to (1) the operation of oil re-refineries and, in connection therewith, purchasing used lubricating oils and re-refining such oils into processed oils and other products for the distribution, supply and sale to end-customers and (2) the provision of related products and support services. Specifically, the assets included Omega’s Marrero, Louisiana plant which produces vacuum gas oil (VGO) and a Bango, Nevada plant which produces base lubricating oils. Omega also operated Golden State Lubricants Works, LLC (“Golden State”), a strategic blending and storage facility located in Bakersfield, California, which we acquired in the acquisition and have since ceased operations at. In connection with the acquisition, we also acquired certain of Omega's prepaid assets and inventory. We acquired the assets in the name of our indirect wholly-owned subsidiary, Vertex Refining LA, LLC. The assets and operations acquired from Omega fall under our Black Oil division.
In December, 2014, we acquired substantially all of the assets of Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”) related to and used in an oil re-refinery and, in connection with the collecting, aggregating and purchasing of used lubricating oils and the re-refining of such oils into processed oils and other products for the distribution, supply and sale to end-customers, including raw materials, finished products and work-in-process, equipment and other fixed assets, customer lists and marketing information, the name ‘Heartland’ and other related trade names, Heartland’s real property relating to its used oil refining facility located in Columbus, Ohio, used oil storage and transfer facilities located in Columbus, Zanesville and Norwalk, Ohio (provided that the acquisition of the Norwalk, Ohio location is subject to the terms and conditions of the Second Amendment), and leases related to storage and transfer facilities located in Zanesville, Ohio, Mount Sterling, Kentucky, and Ravenswood, West Virginia (collectively, the “Heartland Assets”). The Heartland Assets were acquired by our indirect wholly-owned subsidiary, Vertex Refining OH, LLC ("Vertex OH"). The assets and operations acquired from Heartland fall under our Black Oil division.
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
Pursuant to the Sale Agreement, which closed on January 29, 2016, we (through Bango Oil after we acquired Bango Oil as described below pursuant to our exercise of the Purchase Option) sold Safety-Kleen the used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”), which we previously rented, and all equipment, tools and other tangible personal property located at the Bango Plant, which relate to or were used in connection with the operations of the Bango Plant (collectively, the “Bango Assets”). Safety-Kleen assumed certain liabilities associated with contracts assumed in the purchase and related to bringing the Bango Plant back into operational status. The aggregate purchase price for the Bango Assets was $35 million, subject to adjustment as described in the Sale Agreement for certain taxes, costs and expenses incurred by Safety-Kleen after closing. A total of $1.3 million of the purchase price was used by us in order to exercise the options we had pursuant to two Lease and Purchase Agreements (the “Equipment Leases”) we were party to, which provided for the use of a rail facility and related equipment and a pre-fabricated metal building located at the Fallon, Nevada, facility, and which provided us (through Vertex Refining NV) the right to acquire the applicable property/equipment subject to each Equipment Lease at any time prior to the expiration of the leases for $914,000 and $400,000, respectively. Additionally, $100,000 of the purchase price was retained by Safety-Kleen to acquire certain water rights necessary for operation of the Bango Plant. Finally, a required closing condition of the Sale Agreement was that we use a portion of the purchase price to exercise the purchase option set forth in that certain Lease With Option For Membership Interest Purchase (the “Bango Lease”) entered into on April 30, 2015, by and between us, Vertex Refining NV and Bango Oil, whereby, we had the option at any time during the term of the lease to purchase all of the equity interests of Bango Oil (the “Purchase Option”), effectively acquiring ownership of the Bango Plant. The Purchase Option was exercised by us on January 29, 2016 in connection with the closing of the Sale Agreement, at which time Bango Oil became a wholly-owned subsidiary of Vertex Refining NV, and we paid approximately $9 million of consideration to Bango Oil in connection with the Purchase Option. The terms of the Bango Lease and Equipment Leases are described in greater detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 5, 2015. Additionally, an aggregate of $16 million of the purchase price paid by Safety-Kleen in connection with the Sale Agreement was required to be paid by us to our then senior lender, Goldman Sachs Bank USA, at closing, which amount was paid at closing, and which funds were used to pay down amounts owed to Goldman Sachs Bank USA under our Goldman Credit Agreement, as described in greater detail below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement with Goldman Sachs Bank USA”.
Additionally, at the closing, we placed $1.5 million in cash and $1 million worth of our common stock (1,108,928 shares) into escrow with the shares to be released 12 months following the closing and the cash held in escrow to be released 18 months after the closing, in order to satisfy any indemnification claims made by Safety-Kleen pursuant to the terms of the Sale Agreement.

As of the date of this filing, the $1.5 million in cash and 1,108,928 common shares have been released from escrow and returned to us, with such common shares being cancelled.
The Company received net cash of approximately $17.3 million in connection with the transactions contemplated by the Sale Agreement, after deducting legal, administrative and banker fees; amounts paid in connection with the exercise of the Purchase Option; cash amounts set aside in escrow; and the purchase price of the equipment related to the Bango Plant as described above, of which $16 million was immediately paid to Goldman Sachs Bank USA to pay down amounts owed to Goldman Sachs Bank USA under the Goldman Credit Agreement (defined below under “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement with Goldman Sachs Bank USA”).

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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve month period ending December 31, 2017, we aggregated approximately 103 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 74 million gallons of used motor oil with our proprietary TCEP, VGO and Base Oil processes.
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

In the U.S., we believe that of the approximately 1.3 billion gallons of used oil generated annually approximately 200 million gallons are improperly disposed, 200 - 250 million gallons are re-refined into lubricating base oils, 150 - 200 million gallons are re-refined into intermediate products with grades slightly lower than base oil, and 650 - 750 million gallons are burned as an industrial fuel source. We believe that the amount of used oil being re-refined into base oils and intermediate products in the U.S. will stay basically unchanged in 2018 as no additional re-refining capacity is scheduled to come on-line. As of the date of this Report, the approximate market price for used oil at the generator level is approximately $0.25 per gallon charge, the approximate market price of intermediate re-refined products ranges from $.75 to $1.35 per gallon, and the approximate price for lubricating base oil ranges from $1.20 to $1.60 per gallon, representing a U.S. market size of approximately $1.0 - $1.5 billion for recycled oil.
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
Proprietary Technology.
Our proprietary TCEP technology produces a fuel oil cutterstock for the fuel oil market or a refining feedstock. We believe we are able to build TCEP re-refining facilities at a significantly lower cost than conventional re-refineries. We estimate the cost to build a TCEP plant with capacity of up to 50 million gallons at approximately $10 - $15 million, whereas a similar sized base oil plant with vacuum distillation towers and a hydrotreater can cost in excess of $50 million. Notwithstanding the lower cost of TCEP plants, with oil at its current prices, we do not believe that it makes economic sense to expand our TCEP technology at this time due to the fixed operating costs involved.

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
Management Team.
We are led by a management team with expertise in petroleum recycling, finance, operations, and re-refinement technology. Each member of our senior management team has more than 18 years of industry experience. We believe the strength of our management team will help our success in the marketplace.
Our Business Strategy
The principal elements of our strategy include:
Pursue Strategic Acquisitions and Partnerships
 We plan to grow market share by consolidating feedstock supply through partnering with or acquiring collection and aggregation assets. Our executive team has a proven ability to evaluate resource potential and identify acquisition targets. The acquisitions and/or partnerships could increase our revenue and provide better control over the quality and quantity of feedstock available for resale and/or upgrading as well as providing additional locations for the potential future implementation of TCEP. We also intend to diversify our revenue by acquiring complementary recycling service businesses, refining assets and technologies, and other vertically integrated businesses or assets. We believe we can realize synergies on acquisitions by leveraging our customer and vendor relationships, infrastructure, and personnel, and by eliminating duplicative overhead costs.
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
Swap Agreement and Base Oil Agreement
On January 29, 2016, we (through Vertex Operating) and Safety-Kleen Systems, Inc. (“Safety-Kleen”) entered into a Swap Agreement (the “Swap Agreement”). The Swap Agreement has a term of five years, beginning January 29, 2016, and automatically renews for additional one year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension. Pursuant to the Swap Agreement, we and Safety-Kleen agreed to swap certain quantities of used oil feedstock (the agreement includes monthly maximums, quarterly minimums and maximums, and annual maximums of used oil feedstock volume required to be ‘swapped’) between the Bango Plant (which will then be owned and operated by Safety-Kleen) and our Marrero, Louisiana plant and/or the Cedar Marine Terminal in Baytown, Texas, on a monthly, quarterly and annual basis, with any shortfall in the amount of used oil feedstock ‘swapped’ on a quarterly basis, being paid for in cash based on a discount to U.S. Platts mid-range per gallon rate for Gulf Coast No. 6, 3% oil (the “Platts”). The Swap Agreement can be terminated with 30 days prior written notice in the event either party fails to meet the specifications for oil feedstock set forth in the agreement, a party fails to deliver the required minimum quarterly volumes of oil feedstock during any three consecutive quarters, or a party materially breaches a term of the agreement.
Additionally, we (through Vertex Operating) and Safety-Kleen also entered into a Base Oil Agreement in January 29, 2016 (the “Base Oil Agreement”). The Base Oil Agreement provides for us to purchase from Safety-Kleen, and Safety-Kleen to sell to us, certain required quantities of base oils and other finished lubricants described in greater detail in the Base Oil Agreement (the “Base Oil”)(the agreement contains quarterly and annual maximum volumes of Base Oil to be acquired by us). The agreement has a term of five years and automatically renews for additional one year terms thereafter unless either party provides the other 90 days prior written notice of their intention not to renew prior to any automatic extension.
Competition
The industrial waste and brokerage of petroleum products industries are highly competitive. There are numerous small to mid-size firms that are engaged in the collection, transportation, treatment and brokerage of virgin and used petroleum products. Competitors include, but are not limited to: Safety-Kleen, Inc., Rio Energy, Inc., Heritage-Crystal Clean, Inc., and FCC Environmental (formerly Siemens Hydrocarbon Recovery Services), and Flex Oil Service, LLC. These competitors actively seek to purchase feedstock from local, regional and industrial collectors, refineries, pipelines and other sources. Competition for these feedstocks may result in increasing prices to obtain used motor oil and transmix feedstocks critical to the success of our business. In order to remain competitive, we must control costs and maintain strong relationships with our feedstock suppliers. Our network of generators and collectors minimizes our reliance on any single supplier. A portion of the sales of the collected and aggregated used motor oil product are based on supply contracts which include a range of prices which change based on feedstock quality specifications and volumes. This pricing structure helps to insulate us from inventory risk by ensuring a spread between costs to acquire used motor oil feedstock and the revenues received for delivery of the feedstock. We believe that price and service are the main competitive factors in the used motor oil collection industry. We believe that our ability to accept and transport large volumes of oil year round gives us an advantage over many of our competitors. In addition, we believe that our storage capacity and ability to process the streams of products we receive as well as our ability to transport the end product by barge, rail and truck provide further advantages over many of our competitors.

Employees
We and our wholly and majority owned subsidiaries have 215 full-time employees. We believe that our relations with our employees are good.
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
State Environmental Regulations
Our operations involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits. Specifically in Texas, we are subject to rules and regulations promulgated by the Texas Railroad Commission and the Texas Commission on Environmental Quality, including those designed to protect the environment and monitor compliance with water quality. In Louisiana, we are subject to rules and regulations promulgated by the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources as to environmental and water quality issues, and the Louisiana Public Service Commission as to allocation of intrastate routes and territories for waste water transportation. We believe that we are in compliance with regulations in the states where we conduct business.
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
2017 Material Events
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

Credit Agreement Amendments

On December 15, 2017, we and Vertex Operating, entered into (a) a First Amendment to Credit Agreement, with the agent, and lender; and (b) a Second Amendment to the Revolving Credit Agreement, with the agent, and the lenders (collectively, the “Credit Agreement Amendments”).

The Credit Agreement Amendments amended the Credit Agreements to decrease the required minimum availability under the Credit Agreements to $1.5 million for periods prior to December 31, 2017 (effective as of November 5, 2017) and $2.5 million thereafter. Previously the Company was required to maintain minimum availability of at least $2.5 million at all times.
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
DEBT AND RECEIVABLES, AND FINANCIAL STATEMENTS
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
We have a significant amount of outstanding indebtedness. As of December 31, 2017, we owed approximately $10.3 million in accounts payable and accrued expenses. As of December 31, 2017, we owed $14.75 million  under the EBC Credit Agreement and $4.6 million under the Revolving Credit Agreement (each defined and described below under “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit and Guaranty Agreement and Revolving Credit Facility with Encina Business Credit, LLC”), and are further required to redeem all outstanding Series B Preferred Stock and Series B1 Preferred Stock (which currently, as of date of filing, has a liquidation and redemption value of $26.1 million) on June 24, 2020.
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
The Credit Agreements contain customary representations, warranties and requirements for the Company to indemnify the lenders and their affiliates. The Credit Agreements also include various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the Credit Agreements, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the Credit Agreements are in place, and requiring us to maintain at least $2.5 million of borrowing availability under the Revolving Credit Agreement at any time.
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
A decline in expected profitability of the Company or any of our business divisions could result in the impairment of assets and other long-lived assets, including goodwill.

We hold material amounts of long-lived assets on our balance sheet. A decline in expected profitability of one of our operating segments or a decline in the global economy, could call into question the recoverability of our related goodwill, other long-lived tangible and intangible assets, and require us to write down or write off these assets. Such an occurrence could have a material adverse effect on our annual results of operations and financial position.

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
In addition to the above, the value of re-refined and processed used oil is usually greater the more expensive oil is. As the price of oil decreases so does the spread between re-refined/processed used oil and refined oil and extremely low oil prices, such as the global markets experienced during fiscal 2015 and 2016, customers will often be willing to pay the slightly higher cost of refined oil rather than paying for re-refined/processed oil. Furthermore, as the price of oil decreases, the price we can charge for re-refined/processed oil decreases, and while in general the cost of our feedstocks decrease, the fixed prices required to process such feedstock and operate our plans remain fixed. As such, in the event the price of oil remains low and we are not able to increase the prices we charge for re-refined/processed oil, our margins will likely decrease and it may not become economically feasible to continue to operate our facilities. In the event that were to occur we may be forced to shut down our facilities.
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
We are currently utilizing TCEP to pre-treat our used motor oil feedstocks prior to shipping them to our facility at Marrero. We have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015. As the price of oil decreased sharply in fiscal 2016, we determined that it did not make economic sense to run our TCEP, which generates the greatest margins when oil prices are high. When oil prices are low, like they are currently, the fixed costs of TCEP are greater than the price we can charge for re-refined oil we can create using such technology. In the event oil prices remain low, moving forward we anticipate not operating TCEP, nor do we anticipate generating any revenues through the use of such technology and processes.
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
If we are unable to retain current, and attain new customers, our revenue and cash flows could be reduced to levels that could adversely affect our results of operations.
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
Our reliance on small business customers causes us to be subject to the trends and downturns that impact small businesses, which could adversely affect our business.

Our feedstock customer base is primarily composed of small businesses in the vehicle repair and manufacturing industries. The high concentration of our feedstock customers that are small businesses exposes us to significant risk.  Small businesses start, close, relocate, and are acquired and sold frequently. In addition, small businesses are often impacted more significantly by economic recessions when compared to larger businesses. As a result, we must continually identify new feedstock customers and expand our business with existing feedstock customers in order to sustain our growth and feedstock supply. If we experience a rise in levels of customer turnover, it may have a negative impact on the profitability of our business.

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
Although Mr. Cowart and certain other employees of ours are prohibited from competing with us while they are employed with us and for six months thereafter, none of such individuals will be prohibited from competing with us after such six-month period ends. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could increase our costs to obtain feedstock, and increase our costs for contracting use of operating assets and services such as third-party refining capacity, trucking services or terminal access. Furthermore, such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or result in a reduction in the prices we are able to obtain for our finished products. Any of the foregoing could reduce our future revenues, earnings or growth prospects.
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
Our operations and customers are concentrated principally in the Gulf Coast, upper Midwest, and Mid-Atlantic. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we seek to expand in our existing markets, opportunities for growth within this region may become more limited and the geographic concentration of our business may increase.

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
We currently employ 57 full-time drivers. From time to time, some of these employee drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for our drivers, subject to applicable deductibles, and carry umbrella coverage up to $25,000,000. We currently employ over 200 employees. Claims against us may exceed the amounts of available insurance coverage. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims or unfavorable resolutions of claims, our operating results could be materially affected.
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

We operate our business through many locations, and if we are unable to effectively oversee all of these locations, our business reputation and operating results could be materially adversely affected.

Because we operate through various different facilities located throughout the United States, we are subject to risks related to our ability to oversee these locations. If in the future we are unable to effectively oversee our locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, we could lose control of inventory and other assets, and our business could be materially adversely affected.

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
Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carry-forwards before they expire. At December 31, 2017, the net operating loss carry-forwards reflect a reduction of approximately $32.5 million resulting from a 382 study which was completed during 2016. Transactions that may occur in the future may trigger an ownership change pursuant to Section 382, and prior transactions may be deemed to have triggered an ownership change pursuant to Section 382, the result of which could limit the amount of net operating loss carryforwards that we can utilize annually to offset our taxable income, if any. Any such limitation could have a material adverse effect on our results of operations.
Our inventory is subject to significant impairment charges in the event the prices of oil and gas fall sharply after such inventory is acquired.
We did not have an inventory impairment charge for the periods ended December 31, 2017 and 2016. In the event, commodity prices fall sharply during any period requiring the Company to take a non-cash charge/adjustment to the value of our products in inventory taking into account the lower market value for the products being held for sale. Similar significant impairment charges could negatively affect our balance sheet, result in us not meeting certain debt ratios set forth in our credit and loan agreements, and negatively affect our cash flows. Future significant impairment charges and/or significant decreases in oil prices could have a material adverse effect on our balance sheet, debt covenants (including creating an event of default) and could further cause the value of our securities to decline in value.
Risks Relating to Acquisitions
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
Benjamin P. Cowart, our Chairman, President and Chief Executive Officer, beneficially owns approximately 24.3% of our common stock (not including shares issuable upon exercise of options and warrants held by Mr. Cowart) and 16.5% of our total voting stock, and as such, Mr. Cowart exercises significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Cowart may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Should conflicts of interest arise, Mr. Cowart may not act in the best interests of our other shareholders and conflicts of interest may not be resolved in a manner favorable to our other shareholders.
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

As of the date of this filing, we have (i) 3,180,417 outstanding stock options at a weighted average exercise price of $2.21 per share; (ii) 7,353,056 outstanding warrants to purchase 7,353,056 shares of common stock at a weighted average exercise price of $1.03 per share; (iii) 453,567 shares of common stock issuable upon the conversion of our 453,567 outstanding shares of Series A Convertible Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); (iv) 3,479,016 shares of common stock issuable upon conversion of our 3,479,016 outstanding shares of Series B Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); (v) 12,947,916 shares of common stock issuable upon conversion of our 12,947,916 outstanding shares of Series B1 Preferred Stock (which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations) into common stock); and (vi) 3,156,800 shares of common stock issuable upon conversion of our 31,568 outstanding shares of Series C Convertible Preferred Stock (which each convert into 100 shares of common stock (subject to adjustments for stock splits and recapitalizations)). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

In addition, the common stock issuable upon exercise/conversion of outstanding convertible securities may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of our outstanding convertible securities, then the value of our common stock will likely decrease.

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

We have 50,000,000 shares of preferred stock authorized, which includes 5,000,000 shares of designated Series A Preferred Stock of which approximately 0.5 million shares are issued and outstanding, 10 million designated shares of Series B Preferred Stock, of which 3,479,016 shares are issued and outstanding, 17 million designated shares of Series B1 Preferred Stock, of which 12,947,916 shares are issued and outstanding and 44,000 designated shares of Series C Preferred Stock, of which 31,568 are issued and outstanding. The Series A Preferred Stock has a liquidation preference of $1.49 per share. The Series B Preferred Stock and

Series B1 Preferred stock have a liquidation preference of $3.10 per share and $1.56 per share, respectively, payable only after the liquidation preference on the Series A Preferred Stock are satisfied. The Series C Preferred Stock has a liquidation preference of $100.00 per share, payable only after the liquidation preference on the Series A Preferred Stock, Series B Preferred Stock and Series B1 Preferred Stock are satisfied. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would have the right to receive up to the first approximately $0.7 million in proceeds from any such transaction, holders of our Series B Preferred Stock and Series B1 Preferred Stock would have the right to receive up to approximately $26.1 million of the remaining proceeds from any such transaction, and the holders of our Series C Preferred Stock would have the right to receive up to $3.2 million of the remaining proceeds from any such transaction, after the payment of amounts owed to certain other of our creditors, but before any amount is paid to the holders of our common stock. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Furthermore, the conversion of Series A Preferred Stock, Series B Preferred Stock and Series B1 Preferred Stock (each of which convert on a one-for-one basis (subject to adjustments for stock splits and recapitalizations)) into common stock and the conversion of Series C Preferred Stock into common stock (which convert into 100 shares of common stock (subject to adjustments for stock splits and recapitalizations)) may cause substantial dilution to our common shareholders. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to NASDAQ rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

In addition to the above, we are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $10.8 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $15.3 million in aggregate as of the date of this filing), subject to the terms of our senior loan documents, which funds we may not have, or which may not be available on favorable terms, if at all.

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
The issuance of common stock upon conversion of the Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock. Although the Series B Preferred Stock, and Series B1 Preferred Stock may not be converted by the holders thereof if such conversion would cause such holder to own more than 9.999% of our outstanding common stock (4.999% in the case of certain holders), and the Series C Preferred Stock may not be converted by the holder thereof if such conversion would cause the holder to own more than 4.999% of our outstanding common stock, these restrictions do not prevent such holders from converting some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 9.999%/4.999% limit. In this way, the holders of the Series B Preferred Stock, Series B1 Preferred Stock and Series C Preferred Stock could sell more than these limits while never actually holding more shares than the limits allow. If the holders of the Series B Preferred Stock, Series B1 Preferred Stock or Series C Preferred Stock choose to do this, it will cause substantial dilution to the then holders of our common stock.

Our outstanding Series B Preferred Stock and Series B1 Preferred Stock accrue a cash dividend.
Our Series B Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B Preferred Stock ($3.10 per share or $10.8 million in aggregate as of the date of this report). The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash, provided that any cash dividend payment is subject to us previously having repaid all amounts owed to our senior lender. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “June 2015 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable June 2015 Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying, or chooses not to pay the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B Preferred Stock shares at $3.10 per share.
The Series B1 Preferred Stock accrues a dividend, payable quarterly in arrears (based on calendar quarters), in the amount of 6% per annum of the original issuance price of the Series B1 Preferred Stock ($1.56 per share or $15.3 million in aggregate), provided that such dividend increases to 9% if certain Consolidated Adjusted EBITDA targets are not met during 2016-2017, until the earlier of (a) the date the next target is met, or (b) June 30, 2018 (provided that the Consolidated Adjusted EBITDA target for the six months ended December 31, 2016 was met). The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available) or cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the VWAP of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above $1.52. If the Company is prohibited from paying, or chooses not to pay, the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend will be paid in-kind in Series B1 Preferred Stock shares at $1.56 per share.

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
In addition to the above, we are required to redeem any non-converted shares of (a) Series B Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $3.10 per share (or $10.8 million in aggregate as of the date of this filing); and (b) Series B1 Preferred Stock, which remain outstanding on June 24, 2020, at the rate of $1.56 per share (or $15.3 million in aggregate as of the date of this filing), which funds we may not have, or which may not be available on favorable terms, if at all.

Risks Relating to Our Listing on the Nasdaq Capital Market
Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.
Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share (our 52 week low as of the date of this filing was $0.65 and our common stock traded at below $1.00 per share from approximately August 2017 to February 2018). If we fail to timely comply with the applicable requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.
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
In addition, the Company leases four smaller facilities, one located in San Antonio, Texas, one in Mission, Texas, one in Pittsburg, Texas, and one in Dallas, Texas each with a small yard for the parking of trucks, small storage tanks and an office. The San Antonio facility is leased under a thirty-six month lease which expired in June 2013 (subject to our right to renew the lease for an additional twelve months and/or purchase the property at the end of the lease term), which has a rental cost of $2,500 per month, provided that while not formally extended, we continue to operate under the same terms of the now expired lease. The Mission, Texas lease has a term expiring on November 1, 2019, and a rental cost of $650 per month. The Pittsburg lease is for three years, expiring May 1, 2020, at a monthly cost of $4,776. The Dallas lease expired in August 31, 2015, but we continue to lease this facility on month to month basis for a rental cost of $3,000 per month. These facilities are related to the operations of the Black Oil division.
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
We also lease approximately 5,893 square feet of office space at our current principal executive office located at 1331 Gemini St., Suite 250, Houston, Texas 77058. The office rent is $9,723 per month from July 1, 2012 to June 30, 2013; $10,067 per month from July 1, 2013 to June 30, 2015; and $10,411 from July 1, 2015 to June 30, 2017. The lease expired on December 31, 2017 and it is under negotiation for renewal. This property relates to general administrative functions of the Company and is proportionally allocated to each of our three divisions.
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
The Company owns five other facilities, which are located in Ohio. Two facilities are located in Columbus, of which one is the location of our refinery and the other is for the storage of feedstocks and finished products. There are two locations in Zanesville, of which one is used for an office, small warehouse facilities for operations and a yard area for the parking of trucks, and the other is used for bulk used oil storage and as a transfer facility. The fifth facility is located in Norwalk and is used for bulk storage of used oil and as a transfer facility. All properties relate to the operations of the Black Oil division.

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
Myrtle Grove:
We lease 45 acres of land on the Gulf Coast in Myrtle Grove, Louisiana. The site, which is currently being developed, is located approximately 26 miles from the Marrero facility (described above). Existing infrastructure includes offices and maintenance buildings, a lab, a control room, and a process area with existing piling and concrete, loading and unloading areas and fire protection for the process area. We also own and/or lease additional refining equipment located on site. The lease has a term expiring in May 2022, and a rental cost of $54,000 per month. The lease also has 10 additional five year term renewal options through 2067, with the rental cost of each extension term increasing by 8% of the preceding term. This facility is related to the operations of the Black Oil division.
Churchill County, Nevada Facility:
Prior to our entry into the Sale Agreement, we, through Vertex Refining NV, leased a used oil re-refining plant located on approximately 40 acres in Churchill County, Nevada (the “Bango Plant”). The lease for the Bango Plant was entered into on April 30, 2015. The term of the Bango lease was to continue until August 10, 2025, subject to our right under certain circumstances to extend such lease. No rent was due under the Bango lease until January 1, 2016, at which time rent in the amount of $244,000 per month was due for the remainder of the term of the lease. The lease also allowed us the option to pay 2016 rent in shares of our common stock. The Bango lease also provided for a purchase option which we exercised as part of the transactions contemplated by the Sale Agreement. As a result of the Sale Agreement we no longer lease or own the Bango Plant.
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

E-Source, a wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, (“Motiva”)) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source, and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants at Motiva’s facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. E-Source has asserted a counterclaim against Whole for the filing of a mechanic’s lien in excess of any amount(s) actually due as well as a cross-claim against Motiva. Under the terms of E-Source’s contract with Motiva, Motiva was to pay all sums due to any sub-contractors of E-Source. If any additional monies are owed to Whole, those monies should be paid by Motiva. E-Source seeks to recover the balance due under its contract with Motiva of approximately $1,000,000. The case is set for trial in the summer of 2018. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

QUARTER ENDING

FISCAL 2017
December 31, 2017	$1.00	$0.71
September 30, 2017	$1.10	$0.65
June 30, 2017	$1.20	$0.95
March 31, 2017	$1.80	$1.00

FISCAL 2016
December 31, 2016	$1.42	$0.90
September 30, 2016	$1.55	$1.10
June 30, 2016	$2.01	$0.92
March 31, 2016	$2.21	$0.63
HOLDERS
As of March 6, 2018, there were approximately (a) 582 holders of record of our common stock, not including holders who hold their shares in street name, and 33,158,176 shares of common stock issued and outstanding; (b) 96 holders of record of our 453,567 outstanding shares of Series A Preferred Stock; (c) 12 holders of record of our 3,479,016 outstanding shares of Series B Preferred Stock; (d) 19 holders of record of our 12,947,916 outstanding shares of Series B1 Preferred Stock; and (e) one holder of record of our 31,568 outstanding shares of Series C Preferred Stock.
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
The following table provides information as of December 31, 2017 regarding the 2004 Plan, the 2007 Plan and the Plans (including individual compensation arrangements), except as described below, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights*	Number of securities available for future issuance under equity compensation plans (excluding those in first column)*
Equity compensation plans approved by the security holders	3,180,417	$2.21	4,321,444
Equity compensation plans not approved by the security holders	—	—	—
Total	3,180,417	$2.21	4,321,444
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

The Consolidated Adjusted EBITDA targets for the three months ended March 31, 2017, six months ended June 30, 2017, nine months ended September 30, 2017 and twelve months ending December 31, 2017 were not met.

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
Recent Sales of Unregistered Securities
The below includes information on recent sales of unregistered securities during the three months ended December 31, 2017 and from the period from January 1, 2018 to the filing date of this report, and does not include information which has previously has been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:
For the period from October 1, 2017 to December 31, 2017, a total of approximately $139,186 of dividends accrued on our outstanding Series B Preferred Stock and for the period from October 1, 2017 to December 31, 2017, a total of approximately $281,527 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 51,419 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2018 and the issuance of 295,927 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in January 2018. If converted in full, the 51,419 shares of Series B Preferred Stock would convert into 51,419 shares of common stock and the 295,927 shares of Series B1 Preferred Stock would convert into 295,927 shares of common stock. As the issuance of the Series B Preferred Stock and Series B1 Preferred Stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

On October 20, 2017, the Company issued 3,041 shares of common stock in connection with the conversion of 3,041 shares of our Series A Convertible Preferred Stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

In January 2018, a holder of our Series B1 Convertible Preferred Stock converted 500,000 shares of our Series B1 Convertible Preferred Stock into 500,000 shares of our common stock.
As of the date of this filing, there were 453,567 outstanding shares of Series A Preferred Stock, which if converted in full, could be converted into 453,567 shares of common stock; 3,479,016 outstanding shares of Series B Preferred Stock, which if converted in full, could be converted into 3,479,016 shares of common stock; 12,947,916 outstanding shares of Series B1 Preferred Stock, which if converted in full, could be converted into 12,947,916 shares of common stock; and 31,568 outstanding shares of Series C Preferred Stock, which if converted in full, could be converted into 3,156,800 shares of common stock.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues	$145,499,092	$98,078,914	$146,942,461	$258,904,867	$161,967,252
Income (loss) from operations	$(6,223,087)	$(10,112,514)	$(14,093,041)	$(10,494,621)	$7,051,203
Basic net income (loss) per share	$(0.36)	$(0.51)	$(0.86)	$(0.23)	$0.44
Diluted net income (loss) per share	$(0.36)	$(0.51)	$(0.86)	$(0.23)	$0.39
Weighted average number of basic common shares outstanding	32,653,402	30,520,820	28,181,096	23,807,780	17,830,194
Weighted average number of diluted common shares outstanding	32,653,402	30,520,820	28,181,096	23,807,780	20,182,829

	Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,105,787	$1,701,435	$765,364	$6,017,076	$2,678,628
Working capital (deficit)	$3,523,548	$(1,268,192)	$(10,498,637)	$(29,327,453)	$8,042,589
Total assets	$84,305,474	$86,985,968	$93,644,816	$133,822,231	$64,546,356
Long-term obligations	$16,013,267	$6,214,103	$7,088,263	$12,125,574	$10,157,101
Total liabilities	$32,961,171	$28,667,747	$40,753,674	$75,202,259	$26,210,133
Total temporary equity	$22,959,945	$19,604,255	$11,955,207	$—	$—
Total stockholders’ equity	$28,384,358	$38,713,966	$40,935,935	$58,619,972	$38,336,223
The key operational issue contributing to the differences between 2017 and 2016 was the steady rise of commodity prices. This resulted in lower 2016 revenues and cost of goods sold without a corresponding decrease in our fixed costs. Other operating differences between 2017 and 2016, were the sale of the Bango assets during the first quarter of 2016. In addition, we processed fewer barrels due to the fire that occurred at our Heartland Refinery during the second quarter of 2016.
See "Note 15, Disposition", in the Notes to the Consolidated Financial Statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a full description of a disposition which affected the comparability of the selected financial data, which is incorporated herein by reference.

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
Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with the Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), E-Source Holdings, LLC (“E-Source”), Omega Refining, LLC's (“Omega Refining”) and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana, Nickco and Ygriega acquisitions, described in greater detail above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2016
Set forth below are our results of operations for the three months ended December 31, 2017, as compared to the same period in 2016.

	Three Months Ended December 31,
	2017	2016	$ Change	% Change
Revenues	$41,345,248	$31,055,936	$10,289,312	33%

Cost of revenues	32,814,269	25,758,117	7,056,152	27%

Gross profit (loss)	8,530,979	5,297,819	3,233,160	61%

Selling, general and administrative expenses	5,405,047	4,804,400	600,647	13%

Depreciation and amortization	1,700,413	1,634,271	66,142	4%

Total selling, general and administrative expenses	7,105,460	6,438,671	666,789	10%

Income (loss) from operations	1,425,519	(1,140,852)	2,566,371	225%

Interest Income	—	1,522	(1,522)	100%
Gain (loss) on sale of assets	14,251	(1,323)	15,574	1,177%
Loss on change in derivative liability	(556,318)	(674,309)	117,991	17%
Loss on futures liability	(548,176)	(196,560)	(351,616)	(179)%
Interest Expense	(794,668)	(373,900)	(420,768)	(113)%
Total other expense	(1,884,911)	(1,244,570)	(640,341)	(51)%

Loss before income tax	(459,392)	(2,385,422)	1,926,030	81%

Income tax benefit	274,423	—	274,423	—%

Net Income attributable to non-controlling interest	200,418	13,372	187,046	1,399%

Net income (loss) attributable to Vertex Energy, Inc.	$(385,387)	$(2,398,794)	$2,013,407	84%

Each of our segments' gross profit during the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended December 31,
	2017	2016	$ Change	% Change
Black Oil
Total revenue	$30,441,750	$23,757,821	$6,683,929	28%
Total cost of revenue	23,775,064	19,123,192	4,651,872	24%
Gross profit	$6,666,686	$4,634,629	$2,032,057	44%

	Three Months Ended December 31,
	2017	2016	$ Change	% Change
Refining And Marketing
Total revenue	$4,660,406	$3,168,730	$1,491,676	47%
Total cost of revenue	4,222,872	2,893,913	1,328,959	46%
Gross profit	$437,534	$274,817	$162,717	59%

	Three Months Ended December 31,
	2017	2016	$ Change	% Change
Recovery
Total revenue	$6,243,092	$4,129,385	$2,113,707	51%
Total cost of revenue	4,816,333	3,741,012	1,075,321	29%
Gross profit	$1,426,759	$388,373	$1,038,386	267%
Total revenues increased 33% for the fourth quarter of 2017, compared to the same period in 2016, due primarily to higher commodity prices as well as increased volumes of product produced during the fourth quarter 2017 at our Marrero and Heartland facilities compared to the same period in 2016. Total volume decreased 1%; however gross profit increased 61% for the three months ended December 31, 2017 compared to 2016. Additionally, our per barrel margin increased 62% relative to the three months ended December 31, 2016.  The majority of this increase was the result of the improvements in our finished product pricing during the fourth quarter of 2017 which resulted in positive gross profit during this period. In our collection division we successfully maintained a charge for services program. As a result of this program we currently have customers who are charged for each service performed and others who are charged a monthly fee for as many services performed in that month. The combination of our fee structure change along with our increased third party supply we were able to make progress in lowering our cost of feedstock during the fourth quarter.
Our Black Oil division’s volume increased approximately 4% during the three months ended December 31, 2017 compared to the same period in 2016. This increase was due to the increase in production at our Marrero and Heartland facilities during the three months ended December 31, 2017. Overall volume for the Refining and Marketing division increased 1% during the three month period ended December 31, 2017 as compared to the same period in 2016. This division experienced an increase in production of 7% for its gasoline blendstock for the three months ended December 31, 2017, compared to the same period in 2016. Our fuel oil cutter volumes were unchanged for the three months ended December 31, 2017, compared to the same period in 2016. Our pygas volumes decreased 1% for the three months ended December 31, 2017 as compared to the same period in 2016.
During the three months ended December 31, 2017, our Refining and Marketing cost of revenues were $4,222,872 of which the processing costs for our Refining and Marketing business located at KMTEX were $502,142. Revenues for the same period were $4,660,406 while gross profit from operations was $437,534. During the three months ended December 31, 2016, our Refining and Marketing cost of revenues were $2,893,913, which included the processing costs at KMTEX of $479,608. Revenues for the same period were $3,168,730, while gross profit from operations was $274,817.
In addition, commodity prices increased approximately 29% for the three months ended December 31, 2017, compared to the same period in 2016. The average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended December

31, 2017 increased $11.76 per barrel from a three month average of $41.16 per barrel during the three months ended December 31, 2016 to $52.92 per barrel during the three months ended December 31, 2017.
Overall gross profit increased 61% and our margin per barrel increased approximately 62% for the three months ended December 31, 2017, compared to the same period in 2016.  This increase was a result of the overall increase in oil and gas prices and improvement in our finished product pricing as well as our feedstock pricing, which is a result of various initiatives during the period pursuant to which we were able to lower our costs of procuring used motor oil during the three months ended December 31, 2017. In our street collections and third party purchasing we were focused to lower the prices paid to generators and suppliers for used motor oil during 2017. Additionally, our street collections operations maintained its charge for services model where we implemented service fees for the handling of used motor oil, the managing of used oil filters, and various other services performed by our collection division during the second half of 2016 compared to this being a cost and us paying for these services to be done in prior periods.
We had selling, general and administrative expenses of $5,405,047 for the three months ended December 31, 2017, compared to $4,804,400 from the prior year's period, an increase of $600,647 or 13% from the prior period, due to an increase in overall administrative expenses related to the acquisitions that were completed during the year which added additional payroll, insurance and various other administrative costs to the business.
We had a loss before income taxes of $459,392 for the three months ended December 31, 2017 compared to a loss before income taxes of $2,385,422 for the three months ended December 31, 2016. The decrease was due to an increase in revenues due to market conditions and commodity prices.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2016

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenues	$145,499,092	$98,078,914	$47,420,178	48%

Cost of revenues	123,393,313	81,759,814	41,633,499	51%

Gross profit	22,105,779	16,319,100	5,786,679	35%

Selling, general and administrative expenses	21,685,542	20,154,399	1,531,143	8%

Depreciation and amortization	6,643,324	6,277,215	366,109	6%

Total selling, general and administrative expenses	28,328,866	26,431,614	1,897,252	7%

Loss from operations	(6,223,087)	(10,112,514)	3,889,427	38%

Other Income (expense)
Other income	5,748	5,974	(226)	4%
Gain on sale of assets	445	9,631,712	(9,631,267)	(100)%
Gain on change in value of derivative liability	2,120,584	49,876	2,070,708	4,152%
Loss on futures contracts	(833,176)	(548,380)	(284,796)	(52)%
Interest expense	(3,483,062)	(3,094,956)	(388,106)	(13)%
Total other income (expense)	(2,189,461)	6,044,226	(8,233,687)	(136)%

Loss before income tax	(8,412,548)	(4,068,288)	(4,344,260)	(107)%

Income tax benefit	274,423	117,646	156,777	133%

Net Loss	(8,138,125)	(3,950,642)	(4,187,483)	(106)%

Net loss attributable to non-controlling interest	295,108	2,179	292,929	100%

Net loss attributable to Vertex Energy, Inc.	$(8,433,233)	$(3,952,821)	$(4,480,412)	(113)%

Each of our segment’s gross profit during these periods was as follows:

	Year Ended December 31,
	2017	2016	$ Change	% Change
Black Oil
Total revenue	$107,988,551	$76,634,940	$31,353,611	41%
Total cost of revenue	90,324,195	63,700,341	26,623,854	42%
Gross profit	$17,664,356	$12,934,599	$4,729,757	37%

Refining And Marketing
Total revenue	$20,097,325	$13,154,777	$6,942,548	53%
Total cost of revenue	18,444,945	10,772,867	7,672,078	71%
Gross profit	$1,652,380	$2,381,910	$(729,530)	(31)%

Recovery
Total revenue	$17,413,216	$8,289,197	$9,124,019	110%
Total cost of revenue	14,624,173	7,286,606	7,337,567	101%
Gross profit	$2,789,043	$1,002,591	$1,786,452	178%
Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.
Total revenues increased 48% for the year ended December 31, 2017, compared to the year ended December 31, 2016, due primarily to increased volumes in addition to increases in finished product prices during the second half of the year. Additionally, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for 2017 increased $14.82 per barrel from a 2016 average of $32.23 per barrel to an average of $47.05 per barrel during 2017. On average, prices we received for our products increased 30% for the year ended December 31, 2017, compared to the year ended December 31, 2016.
Volume for our Black Oil division increased 13% during fiscal 2017 compared to 2016. This volume increase is attributable to the increased amount of product which was processed through our facilities in Columbus, Ohio and our Marrero, LA facility during the period ended December 31, 2017, as compared to the same period in 2016. Our per barrel margin in the Black Oil division increased approximately 21% for the year ended December 31, 2017 from the same period in 2016. The increase in margins was due to the changes made in our street collections and third party purchasing in connection with our focus on lowering the prices paid to generators and suppliers for used motor oil during 2017. Additionally, our street collections operations changed to a charge for services model where we implemented service fees for the handling of used motor oil, the managing of used oil filters, and various other services performed by our collection division during the second half of 2016. As volumes and production increase in our Black Oil division it often takes a few quarters to recognize increased additional per barrel margin, this is because of the fact that when we move into a new geographic location it takes us a period of time before we are able to realize and benefit from economies of scale. In addition we've seen improvement in our finished product quality as well as pricing.
Our Black Oil business, which includes our TCEP facility, the Marrero facility and the Heartland facility, generated revenues of $107,988,551 for the year ended December 31, 2017, with cost of revenues of $90,324,195, producing a gross profit of $17,664,356. During the year ended December 31, 2016, these revenues were $76,634,940 with cost of revenues of $63,700,341, producing a gross profit of $12,934,599. Gross profit increased for the year ended December 31, 2017, compared to 2016, as a result of increased finished product values through our various facilities and the implementation of charges for services as previously discussed.
Total volume company-wide increased 14% during fiscal 2017 compared to 2016, and our per barrel margin increased approximately 19% for fiscal 2017, compared to 2016. This increase was a result of lower prices we paid for feedstock and charging for services through our street collections division, improved efficiencies at our facilities in Columbus, Ohio and Marrero, Louisiana as well as the overall impact from the improvement in commodity markets during 2017.

Our Refining and Marketing division experienced a decrease in production of 8% for its fuel oil cutterstock product for the year ended December 31, 2017, compared to the same period in 2016, and our fuel oil cutterstock commodity prices increased approximately 24% over the same period. The average posting (U.S. Gulfcoast No. 2 Waterborne) during 2017 increased $12.43 per barrel from $51.00 per barrel for the year ended December 31, 2016 to $63.43 per barrel for the year ended December 31, 2017.
Our pygas production increased 53% for the year ended December 31, 2017, compared to the same period in 2016 and commodity prices decreased approximately 20% for our pygas finished product for 2017, compared to the same period in 2016.
Our gasoline blendstock volumes decreased 20% for the year ended December 31, 2017 as compared to 2016.  The average posting (U.S. Gulfcoast Unleaded 87 Waterborne) during 2017 increased $0.27 per gallon from $1.35 per gallon for 2016 to $1.62 per gallon during 2017. The overall increase in revenues associated with our Refining and Marketing division was due to increases in volumes as well as commodity prices for the year ended December 31, 2017.
Overall volume for the Refining and Marketing division increased 21% during the year ended December 31, 2017, compared to the year ended December 31, 2016. Margins per barrel decreased in the Refining and Marketing division as a result of market conditions during the first half of 2017.
During the year ended December 31, 2017, our Refining and Marketing cost of revenues were $18,444,945, of which the processing costs for our Refining and Marketing business located at KMTEX were $2,331,719. Revenues for the same period were $20,097,325 while gross profit from operations was $1,652,380. During the year ended December 31, 2016, our Refining and Marketing cost of revenues were $10,772,867, which included the processing costs at KMTEX of $1,992,433. Revenues for the same period were $13,154,777 while gross profit was $2,381,910.
Our TCEP technology was not operated during the years ended December 31, 2017 and 2016 producing finished product due to market conditions. The TCEP process is currently being utilized as a pre-treatment for the Used Motor Oil being purchased in the Texas market and then being sent to our Marrero, Louisiana facility. We currently do not have an estimate as to when or if we may utilize this technology for the production of finished cutterstock in the future.
Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division increased during 2017 as compared to the same period in 2016. This division periodically participates in project work that is not ongoing, thus we expect to see fluctuations in revenue and gross profit from period to period. These projects are typically bid related and can take time to line out and get going; however we believe these are very good projects for the Company and we anticipate more in the upcoming periods.
Prevailing prices of certain commodity products can significantly impact our revenues and cash flows. As noted above the revenue variances from fiscal 2016 to 2017 were largely impacted due to the changes in commodity pricing between the two periods as detailed below.
The following table sets forth the high and low spot prices during 2017 for our key benchmarks.

2017
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.89	December 29	$1.22	June 23
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.06	August 31	$1.41	June 22
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$57.37	November 6	$39.42	June 21
NYMEX Crude Oil (dollars per barrel)	$60.42	December 29	$42.53	June 21
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during 2016 for our key benchmarks.

2016
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.55	December 30	$0.78	January 20
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.73	December 29	$0.89	February 9
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$47.50	December 30	$16.24	January 19
NYMEX Crude Oil (Dollars per barrel)	$54.06	December 28	$26.21	February 9
Reported in Platt's US Marketscan (Gulf Coast)
We saw on average a fairly stable market in each of the benchmark commodities we track during 2017 and 2016. During the first half of 2016 and 2017, the commodity markets experienced a steady increase due to overall global economic conditions mostly related to supply and demand for the products we track, and their improvement throughout the second half of 2016.
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
Gross profit increased 35% to $22,105,779 for the year ended December 31, 2017 from $16,319,100 for the year ended December 31, 2016, primarily due to changes made to our business specifically around our street collections of used motor oil where we are now charging for our services of collecting used motor oil and filters versus paying in prior years, and the improvement in commodity prices during 2017.
We had selling, general and administrative expenses (exclusive of depreciation and amortization) of $21,685,542 for the year ended December 31, 2017, compared to $20,154,399 for the prior year’s period, an increase of $1,531,143 or 8% from the prior period, due to an increase in additional selling, general and administrative expenses incurred in connection with new acquisitions.
We had total other expense of $2,189,461 for the year ended December 31, 2017, compared to total other income of $6,044,226 for the year ended December 31, 2016. The main reason for the change in other income during 2017 was a one-time gain on sale of assets of $9,631,712 relating to the sale of the Bango facility in January 2016. We also had $2,120,584 and $49,876 of gain on change in value of derivative liability for the years ended December 31, 2017 and 2016, respectively, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 14. Preferred Stock and Temporary Equity" to the consolidated financial statements included herein under "Part II"-"Item 8- Financial Statements and Supplementary Data".
We had a loss on futures contracts of $833,176 for the year ended December 31, 2017 compared to a loss on futures contracts of $548,380 for the year ended December 31, 2016. We use futures contracts to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure.
We had a loss before income taxes of $8,412,548 for the year ended December 31, 2017 compared to a loss before income taxes of $4,068,288 for the year ended December 31, 2016, a 107% increase.  The increase in net loss before taxes was largely due to the gain on sale of assets we had during the year ended 2016.
We had an income tax benefit of $274,423 during the 12 month period ended December 31, 2017, compared to an income tax benefit of $117,646 during the 12 month period ended December 31, 2016.
We had a net loss of $8,433,233 for the year ended December 31, 2017 compared to a net loss of $3,952,821 for the year ended December 31, 2016, an increase in net loss of $4,480,412 or 113% from the prior period for the reasons described above.

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; decreases in commodity prices typically result in decreases in revenue and cost of revenues.  Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.
Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations and statements of operations by segment information for the quarters ended December 31, September 30, June 30, and March 31, 2017 and 2016, respectively.

	Statements of Operations by Quarter
	Fiscal 2017				Fiscal 2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenues	$41,345,248	$32,470,451	$36,912,779	$34,770,614	$31,055,936	$28,461,930	$24,428,444	$14,132,604
Cost of revenues	32,814,269	28,390,891	31,486,599	30,701,554	25,758,117	22,462,171	19,168,398	14,371,128
Gross profit	8,530,979	4,079,560	5,426,180	4,069,060	5,297,819	5,999,759	5,260,046	(238,524)
Selling, general and administrative expenses	5,405,047	5,690,761	5,359,897	5,229,837	4,804,400	5,025,221	4,714,558	5,545,363
Depreciation and amortization	1,700,413	1,697,821	1,645,030	1,600,060	1,634,271	1,560,562	1,553,655	1,593,584
Total selling, general and administrative expenses	7,105,460	7,388,582	7,004,927	6,829,897	6,438,671	6,585,783	6,268,213	7,138,947
Income (loss) from operations	1,425,519	(3,309,022)	(1,578,747)	(2,760,837)	(1,140,852)	(586,024)	(1,008,167)	(7,377,471)

Other income (expense)
Goodwill Impairment	—	—	—	—	—	—	—	—
Interest income	—	1,519	2,277	1,952	1,522	1,490	2,486	476
Gain(loss) Asset Sales	14,251	25,693	(26,399)	(13,100)	(1,323)	(68,799)	—	9,701,834
Gain on change in value of derivative liability	(556,318)	1,371,461	384,769	920,672	(674,309)	1,065,217	1,645,288	(1,986,320)
Gain on futures contracts	(548,176)	(305,570)	20,570	—	(196,560)	(90,061)	(317,675)	55,916
Interest expense	(794,668)	(733,459)	(618,448)	(1,336,487)	(373,900)	(399,545)	(406,019)	(1,915,492)
Total other income (expense)	(1,884,911)	359,644	(237,231)	(426,963)	(1,244,570)	508,302	924,080	5,856,414

Income (loss) before income taxes	(459,392)	(2,949,378)	(1,815,978)	(3,187,800)	(2,385,422)	(77,722)	(84,087)	(1,521,057)
Income tax benefit (expense)	274,423	—	—	—	—	—	—	117,646
Net income (loss)	(184,969)	(2,949,378)	(1,815,978)	(3,187,800)	(2,385,422)	(77,722)	(84,087)	(1,403,411)

Net income (loss)attributable to non-controlling interest	200,418	34,554	51,528	8,607	13,372	30,234	(41,427)	—

Net income (loss)attributable to Vertex Energy, Inc.	$(385,387)	$(2,983,932)	$(1,867,506)	$(3,196,407)	$(2,398,794)	$(107,956)	$(42,660)	$(1,403,411)
Number of weighted average common shares outstanding
Basic	32,657,680	32,655,135	32,350,218	32,953,812	32,414,943	30,576,485	29,765,702	29,304,722
Diluted	32,657,680	32,655,135	32,350,218	32,953,812	32,414,943	30,576,485	29,765,702	29,304,722

	Statements of Operations by Quarters
	Fiscal 2017				Fiscal 2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$30,441,750	$25,358,317	$27,384,402	$24,804,083	$23,757,821	$22,907,235	$19,836,390	$10,133,494
Cost of revenues	23,775,064	21,711,255	22,968,299	21,869,577	19,123,192	17,817,032	15,557,879	11,202,238
Gross profit	$6,666,686	$3,647,062	$4,416,103	$2,934,506	$4,634,629	$5,090,203	$4,278,511	$(1,068,744)
Refining & Marketing
Revenues	$4,660,406	$4,856,520	$5,186,358	$5,394,041	$3,168,730	$4,436,111	$2,923,481	$2,626,455
Cost of revenues	4,222,872	4,850,354	4,724,103	4,647,616	2,893,913	3,610,051	2,169,238	2,099,665
Gross profit	$437,534	$6,166	$462,255	$746,425	$274,817	$826,060	$754,243	$526,790
Recovery
Revenues	$6,243,092	$2,255,614	$4,342,019	$4,572,490	$4,129,385	$1,118,584	$1,668,573	$1,372,655
Cost of revenues	4,816,333	1,829,282	3,794,197	4,184,361	3,741,012	1,035,088	1,441,281	1,069,225
Gross profit	$1,426,759	$426,332	$547,822	$388,129	$388,373	$83,496	$227,292	$303,430
The below graph charts our total quarterly revenue over time from March 31, 2016 to December 31, 2017:
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
We had total assets of $84,305,474 as of December 31, 2017 compared to $86,985,968 at December 31, 2016.  This decrease was mainly due to depreciation and amortization expense, and cash used in operations.  Total current assets as of December 31, 2017 of $20,471,452 include cash and cash equivalents of $1,105,787, accounts receivable, net, of $11,288,991, inventory of $6,304,842 and prepaid expenses of $1,771,832.  Total current assets as of December 31, 2016 of $21,185,452 include cash and cash equivalents of $1,701,435, accounts receivable, net, of $10,952,219, inventory of $4,357,958 and prepaid expenses of $2,669,117.Long term assets during December 31, 2017 consisted of fixed assets, net, of $48,619,828, a net intangible asset in the amount of $14,499,354 which primarily represents the value of the Company’s patents, other assets of $440,417, and $274,423 of deferred tax asset. Long term assets during December 31, 2016 consisted of fixed assets, net, of $50,029,934, a net intangible asset in the amount of $15,252,332 which primarily represents the value of the Company’s patents, other assets of $518,250. Net fixed assets decreased $1,411,106 as a result of accumulated depreciation in the normal course of business and assets acquisitions during the year as compared to 2016.
Our cash, accounts receivable, inventory and accounts payable fluctuate and are somewhat tied to one another based on the timing of our inventory cycles and sales.
We had total current liabilities of $16,947,904 as of December 31, 2017, compared to $22,453,644 at December 31, 2016. This decrease was largely due to the decrease in the current portion of long-term debt during the year ended December 31, 2017. Accounts payable totaled $10,318,738 as of December 31, 2017, compared to $9,440,696 as of December 31, 2016. The current portion of long-term debt including the revolving note, totaled $6,208,453 as of December 31, 2017, compared to $12,375,321 as of December 31, 2016. The long-term portion of debt totaled $13,531,179 compared to $1,848,111, as of December 31, 2017, compared to 2016. We had $0 of current portion of capital lease liabilities as of December 31, 2017 compared to $133,153 as of December 31, 2016. The refinancing of our debt is the main reason for the overall change.
We had total liabilities of $32,961,171 as of December 31, 2017, including current liabilities of $16,947,904 and long-term liabilities of $16,013,267, which included $13,531,179 of long-term debt representing the term loan with Encina, and $2,245,408 of derivative liability related to warrants issued in connection with our Series B and B1 Preferred Stock.
We had working capital of $3,523,548 as of December 31, 2017, compared to deficit working capital of $1,268,192 as of December 31, 2016. The increase in working capital is mainly due to the decrease in current portion of long-term debt (as described above and in the notes to the financial statements).
Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including commodity prices, the cost of recovered oil, and the ability to turn our inventory.  Other factors that have affected and are expected to continue to affect earnings and cash flow are transportation, processing, and storage costs.  Over the long term, our operating cash flows will also be impacted by our ability to effectively manage our administrative and operating costs. Additionally, we may incur future capital expenditures related to new refining facilities. During the first quarter of 2016 our Heartland facility experienced a fire at the re-refinery, this affected our cash flows during the first quarter and the second quarter as we worked to get this facility back on-line. The Heartland facility became fully operational in May 2016.
As a result of the E-Source acquisition the Company assumed notes payable to Texas Citizens Bank, bearing interest at rates ranging from 6% to 6.35% per annum, maturing from November 2015 to April 2020. The balance of the notes payable is $834,283 at December 31, 2017.
The Company financed insurance premiums through various financial institutions bearing interest rates from 4% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $803,392 at December 31, 2017.
On May 2, 2014, in connection with the closing of the Omega acquisition, the Company assumed two capital leases totaling $3,154,860. Payments made since 2014 have reduced the balance to $0 at December 31, 2017.
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

A total of $12 million was loaned to us by the EBC Lenders on February 1, 2017 pursuant to the terms of the EBC Credit Agreement, and a total of an additional $8 million in funding could be requested by us from the EBC Lenders, from time to time, subject to the terms of the EBC Credit Agreement, and the conditions for lending set forth therein, subject to a minimum of $500,000, or a multiple of $100,000 above such amount, being requested at any time.

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

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the EBC Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.5 million of borrowing availability under the Revolving Credit Agreement (defined below) in any 30 day period.

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

The Revolving Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify Encina and its affiliates. The Revolving Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the Revolving Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the Revolving Credit Agreement is in place, and requiring us to maintain at least $2.5 million of borrowing availability under the Revolving Credit Agreement in any 30 day period.
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
Amendments to Credit Agreements
On December 15, 2017, we and Vertex Operating, entered into (a) a First Amendment to Credit Agreement, with the agent, and lender; and (b) a Second Amendment to the Revolving Credit Agreement, with the agent, and the lenders (collectively, the “Credit Agreement Amendments”).

The Credit Agreement Amendments amended the Credit Agreements to decrease the required minimum availability under the Credit Agreements to $1.5 million for periods prior to December 31, 2017 (effective as of November 5, 2017) and $2.5 million thereafter. Previously the Company was required to maintain minimum availability of at least $2.5 million at all times.
Credit and Guaranty Agreement with Goldman Sachs Bank USA
On May 2, 2014, the Company entered into a Credit and Guaranty Agreement (as amended from time to time, the “Goldman Credit Agreement”) with Goldman Sachs Bank USA. Pursuant to the agreement, Goldman Sachs Bank USA loaned the Company $40,000,000 in the form of a term loan.
On January 29, 2016, we, Vertex Operating, certain of our other subsidiaries, Lender and Agent entered into an Amended and Restated Credit and Guaranty Agreement (the “Restated Goldman Credit Agreement”), which amended and restated the Goldman Credit Agreement. The Restated Goldman Credit Agreement changed the Goldman Credit Agreement to an $8.9 million multi-draw term loan credit facility (of which approximately $6.4 million was outstanding and $2.5 million was available to be drawn pursuant to the terms of the Restated Goldman Credit Agreement on substantially similar terms as the then outstanding amounts owed to the Lender).
See "Note 9. Line of Credit and Long-Term Debt" - “Credit and Guaranty Agreement with Goldman Sachs Bank”, in the Notes to the Consolidated Financial Statements in “Part II. Item 8. Financial Statements and Supplementary Data” for more information regarding the Goldman Credit Agreement and Restated Goldman Credit Agreement.
On January 29, 2017, the amount borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under the Restated Goldman Credit Agreement, which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Restated Goldman Credit Agreement, and our right to borrow funds thereunder were terminated.
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
See "Note 9. Line of Credit and Long-Term Debt" - “MidCap Loan Agreement”, in the Notes to the Consolidated Financial Statements in “Part II. Item 8. Financial Statements and Supplementary Data” for more information regarding the MidCap Loan Agreement.
On January 29, 2017, the amount borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under the MidCap Loan Agreement, which have been repaid in full as of the date of this filing. Additionally, in connection with the repayment of such obligations, the Midcap Loan Agreement, and our right to borrow funds thereunder were terminated.
Fox Note
On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note accrued interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note were due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Vertex OH had the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH could extend the Maturity Date for six (6) months each. The first extension, which was exercised as of December 31, 2016 extended the Maturity Date of the Fox Note until January 31, 2017, the second extension would have extended the Maturity Date of the Fox Note until July 31, 2017, and the third extension would have extended the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH was required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount is separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, that the 3% fee for the initial extension was not to be paid in cash but was instead added to the outstanding principal balance of the Fox Note. The Fox Note was secured by the Mortgage described below.
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
The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available), in-kind or in cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable is calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “June 2015 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable June 2015 Dividend Stock Payment Price is above $2.91. If the Company is prohibited from paying, or chooses not to pay, the dividend in cash or registered common stock, the dividend can be paid in-kind in Series B Preferred Stock shares at $3.10 per share.
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
On May 13, 2016, we closed the transactions contemplated by the May 10, 2016 Unit Purchase Agreement (the “May 2016 Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we sold the Investors an aggregate of approximately 12 million units (the “May 2016 Units”), each consisting of (i) one share of Series B1 Preferred Stock of the Company, $0.001 par value per share (the “Series B1 Preferred Stock”) and (ii) one warrant to purchase one-quarter of a share of common stock of the Company, $0.001 par value per share (each a “May 2016 Warrant” and collectively, the “May 2016 Warrants”). The May 2016 Units were sold at a price of $1.56 per May 2016 Unit (the “May 2016 Unit Price”) (a 2.6% premium to the closing bid price of the Company’s common stock on the NASDAQ Capital Market on the date the Purchase Agreement was entered into which was $1.52 per share (the “May 2016 Closing Bid Price”)). The May 2016 Warrants have an exercise price of $1.53 per share ($0.01 above the Closing Bid Price). Total gross proceeds from the offering of the Units (the “May 2016 Offering”) were $19.3 million.

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

The Consolidated Adjusted EBITDA target for the three months ended March 31, 2017, six months ending June 30, 2017, nine months ending September 30, 2017 and the twelve months ending December 31, 2017, were not met.

The dividend is payable by the Company, at the Company’s election, in registered common stock of the Company (if available), in-kind or in cash. In the event dividends are paid in registered common stock of the Company, the number of shares payable will be calculated by dividing (a) the accrued dividend by (b) 90% of the arithmetic average of the volume weighted average price (VWAP) of the Company’s common stock for the 10 trading days immediately prior to the applicable date of determination (the “May 2016 Dividend Stock Payment Price”). Notwithstanding the foregoing, in no event may the Company pay dividends in common stock unless the applicable May 2016 Dividend Stock Payment Price is above $1.52. If the Company is prohibited from paying the dividend in cash (due to contractual senior credit agreements or other restrictions) or is unable to pay the dividend in registered common stock, the dividend can be paid in-kind in additional shares of Series B1 Preferred Stock shares based on the original Unit Price.

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
Cash flows for the fiscal year ended December 31, 2017 compared to the fiscal year ended December 31, 2016 were as follows:

	Twelve Months Ended December 31,
	2017	2016
Beginning cash, cash equivalents, and restricted cash	$3,206,158	$765,364
Net cash provided by (used in):
Operating activities	(2,963,191)	(14,145,607)
Investing activities	(3,797,529)	17,387,709
Financing activities	4,660,349	(801,308)
Net increase in cash, cash equivalents, and restricted cash	(2,100,371)	2,440,794
Ending cash, cash equivalents, and restricted cash	$1,105,787	$3,206,158
Operating activities used cash of $2,963,191 for the year ended December 31, 2017 as compared to using cash of $14,145,607 in 2016. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities, as well as private sales of securities.   The primary reason for the decrease in cash used in operating activities for the year ended December 31, 2017, compared to the same period in 2016,was the one-time gain on sale of assets related to our Bango Plant sale during the year ended December 31, 2016, and the reduction in accounts payable and accrued expenses, offset by the reduction in accounts receivable and prepaid expenses.
Investing activities used cash of $3,797,529 for the year ended December 31, 2017 as compared to having provided $17,387,709 of cash in 2016 due mainly to the net proceeds from our sale of our Nevada facility ("Bango Plant') of $19 million during 2016.
Financing activities provided cash of $4,660,349 during the twelve months ended December 31, 2017, as compared to using cash of $801,308 in 2016. The financing activities were comprised of net payments of debt issuance costs of approximately $1.7 million, and note proceeds of approximately $17.5 million (in connection with our entry into the EBC Credit Agreement and Revolving Credit Agreement), offset by an approximate $13.0 million pay down of our long-term debt (relating to amounts paid under the Goldman Credit Agreement and Midcap Loan Agreement).

Contractual Obligations
Future maturities of long term debt as of December 31, 2017 and December 31, 2016 were as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	December 31, 2017	December 31, 2016
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$14,750,000	$—
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	4,591,527	—
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017 (1)	$7,000,000	—	2,726,039
Goldman Sachs USA	Term Loan - Restated Credit Agreement	May, 2014	May 2, 2019 (1)	$8,900,000	—	4,000,000
Fox Encore Promissory Note	Promissory Note	January 29, 2012	July 31, 2017 (1)	$5,150,000	—	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	$3,154,860	—	133,153
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	834,283	1,531,506
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	803,392	1,060,065
Total					20,979,202	14,600,763
Deferred finance costs, net					(1,239,570)	(244,178)
Total, net of deferred finance costs, net					$19,739,632	$14,356,585
(1) Paid in full and terminated on February 1, 2017.
Future contractual maturities on notes payable are summarized as follows:

Creditor	2018	2019	2020	2021	2022	Thereafter
Encina Business Credit, LLC	$900,000	$900,000	$12,950,000	$—	$—	$—
Texas Citizens Bank	495,013	339,270	—	—	—	—
Encina Business Credit SPV, LLC	4,591,527	—	—	—	—	—
Various institutions	803,392	—	—	—	—	—
Totals	6,789,932	1,239,270	12,950,000	—	—	—
Deferred finance costs, net	(581,479)	(581,479)	(76,612)	—	—	—
Totals, net of deferred finance costs	$6,208,453	$657,791	$12,873,388	$—	$—	$—

The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032. Total rent expense for all operating leases for 2017 and 2016 is summarized as follows:

	2017	2016

Office leases	$744,154	$875,320
Plant Leases	4,123,600	4,052,250
Vehicle and equipment leases	363,616	365,877
	$5,231,370	$5,293,447
Minimum future lease commitments as of December 31, 2017, are summarized as follows:

Year ending December 31	Office Facilities	Vehicles	Plant Leases	Total
2018	$474,927	$277,203	$1,780,000	$2,532,130
2019	454,427	219,494	648,000	1,321,921
2020	379,567	161,538	648,000	1,189,105
2021	354,462	161,538	648,000	1,164,000
2022	323,754	31,094	270,000	624,848
Thereafter	3,275,000	—	—	3,275,000
	$5,262,137	$850,867	$3,994,000	$10,107,004
The table above includes a plant lease expiring on May 1, 2018. At this point, the Company is planning to renew this lease for a period of five more years at an estimated lease payment of $283,000 per month.
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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at December 31, 2017 but in 2016 the Company did recognize a long-lived asset impairment related to the Recovery Segment.
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
Preferred Stock Classification.
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B Preferred Stock and Series B1 Preferred Stock require the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred Stock if the redemption would not be subject to then existing restrictions under the Company's prior senior credit agreement. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.
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

At December 31, 2017, the Company had about $14.8 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (1.36% at December 31, 2017) plus 6.50% per year.

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

Item 8. Financial Statements and Supplementary Data
VERTEX ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Vertex Energy, Inc.
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Vertex Energy, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit includes performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ham, Langston & Brezina, L.L.P.

We have served as the Company's auditor since 2017.
Houston, Texas
March 6, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Vertex Energy, Inc.

We have audited the accompanying consolidated balance sheet of Vertex Energy, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholder’s equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertex Energy, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas
March 13, 2017

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$1,105,787	$1,701,435
Escrow - current restricted cash	—	1,504,723
Accounts receivable, net	11,288,991	10,952,219
Inventory	6,304,842	4,357,958
Prepaid expenses	1,771,832	2,669,117
Total current assets	20,471,452	21,185,452

Fixed assets, at cost	65,237,652	62,316,808
Less accumulated depreciation	(16,617,824)	(12,286,874)
Fixed assets, net	48,619,828	50,029,934
Goodwill and other intangible assets, net	14,499,354	15,252,332
Deferred tax asset	274,423	—
Other assets	440,417	518,250
TOTAL ASSETS	$84,305,474	$86,985,968

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,318,738	$9,440,696
Dividends payable	420,713	504,474
Capital leases	—	133,153
Current portion of long-term debt, net of unamortized finance costs	1,616,926	9,649,282
Revolving note	4,591,527	2,726,039
Total current liabilities	16,947,904	22,453,644

Long-term debt, net of unamortized finance costs	13,531,179	1,848,111
Contingent consideration	236,680	—
Derivative liability	2,245,408	4,365,992
Total liabilities	32,961,171	28,667,747

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

TEMPORARY EQUITY
Series B preferred stock, $0.001 par value per share; 10,000,000 shares authorized, 3,427,597 and 3,229,409 shares issued and outstanding at December 31, 2017 and 2016, respectively with liquidation preference of $10,625,551 and $10,011,168 at December 31, 2017 and 2016, respectively.	7,190,467	5,676,467

Series B-1 preferred stock, $0.001 par value per share; 17,000,000 shares authorized, 13,151,989 and 12,282,638 shares issued and outstanding at December 31, 2017 and 2016, respectively with liquidation preference of $20,517,103 and $19,160,915 at December 31, 2017 and 2016, respectively.	15,769,478	13,927,788
Total Temporary Equity	22,959,945	19,604,255

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2017	December 31, 2016
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred stock, $0.001 par value; 5,000,000 shares authorized and 453,567 and 492,716 shares issued and outstanding at December 31, 2017 and 2016, respectively, with a liquidation preference of $675,815and $734,147 at December 31, 2017 and December 31, 2016, respectively.	454	493

Series C Convertible Preferred stock, $0.001 par value per share; 44,000 shares designated in 2016; 31,568 and 31,568 issued and outstanding at December 31, 2017 and 2016, respectively with a liquidation preference of $3,156,800 and $3,156,800 at December 31, 2017 and December 31, 2016, respectively.	32	32

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 32,658,176 and 33,151,391 issued and outstanding at December 31, 2017 and 2016, respectively, with zero and 1,108,928 shares held in escrow at December 31, 2017 and December 31, 2016, respectively	32,658	33,151
Additional paid-in capital	67,768,509	66,534,971
Accumulated deficit	(39,816,300)	(27,958,578)
Total Vertex Energy, Inc. stockholders' equity	27,985,353	38,610,069
Non-controlling interest	399,005	103,897
Total Equity	28,384,358	38,713,966
TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$84,305,474	$86,985,968

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016
	2017	2016
Revenues	$145,499,092	$98,078,914
Cost of revenues (exclusive of depreciation shown separately below)	123,393,313	81,759,814
Gross profit	22,105,779	16,319,100

Selling, general and administrative expenses	21,685,542	20,154,399
Depreciation and amortization	6,643,324	6,277,215
Total selling, general and administrative expenses	28,328,866	26,431,614
Loss from operations	(6,223,087)	(10,112,514)
Other income (expense):
Other income	5,748	5,974
Gain on sale of assets	445	9,631,712
Gain on change in value of derivative liability	2,120,584	49,876
Realized loss on futures contracts	(833,176)	(548,380)
Interest expense	(3,483,062)	(3,094,956)
Total other income (expense)	(2,189,461)	6,044,226
Loss before income taxes	(8,412,548)	(4,068,288)
Income tax benefit	274,423	117,646
Net loss	(8,138,125)	(3,950,642)
Net income attributable to non-controlling interest	295,108	2,179
Net loss attributable to Vertex Energy, Inc.	$(8,433,233)	$(3,952,821)

Accretion of discount on series B and B-1 Preferred Stock	(1,713,736)	(1,762,378)
Accrual of dividends on series B and B-1 Preferred Stock and retirement of a portion of Series B and B-1 Preferred discount	(1,677,633)	(9,822,196)
Net loss available to common shareholders	$(11,824,602)	$(15,537,395)

Earnings per common share
Basic	$(0.36)	$(0.51)
Diluted	$(0.36)	$(0.51)
Shares used in computing earnings per share
Basic	32,653,402	30,520,820
Diluted	32,653,402	30,520,820

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2017 AND 2016
	Common Stock		Series A Preferred		Series C Preferred		Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Equity
	Shares	$.001 Par	Shares	$.001 Par	Shares	$.001 Par
Balance on December 31, 2015	28,239,276	$28,239	612,943	$613	—	$—	$53,014,054	$(12,106,971)	$—	$40,935,935
Exercise of stock options and warrants	53,271	53	—	—	—	—	(53)	—	—	—
Issuance of common stock to pay "rent" prior to Bango Sale	244,000	244	—	—	—	—	243,756	—	—	244,000
Issuance of restricted common stock - Bango Sale	1,108,928	1,109	—	—	—	—	(1,109)	—	—	—
Issuance of common stock options and warrants - Compensation Expense	—	—	—	—	—	—	527,869	—	—	527,869
Conversion of Series A Preferred stock to common	120,227	120	(120,227)	(120)	—	—	—	—		—
Issuance of Series C Preferred stock	—	—	—	—	44,000	44	3,999,956	—	—	4,000,000
Conversion of Series C Preferred stock to common	1,243,200	1,243	—	—	(12,432)	(12)	(1,231)	—	—	—
Beneficial Conversion Feature-Series B & B-1 Preferred Stock	—	—	—	—	—	—	4,887,252	—	—	4,887,252
Series B Preferred Buy Back	—	—	—	—	—	—	—	(5,408,131)	—	(5,408,131)
Series B & B-1 Preferred stock - Dividends declared	—	—	—	—	—	—		(3,397,665)	—	(3,397,665)
Series B & B-1 Preferred stock - accretion of redemption discount	—	—	—	—	—	—	—	(1,762,378)	—	(1,762,378)
Conversion of Series B & B-1 Preferred stock to common	2,142,489	2,143	—	—	—	—	3,602,985	(1,016,400)	—	2,588,728
Reclass Non-controlling interest	—	—	—	—	—	—	261,492	(314,212)	101,718	48,998
Net loss	—	—	—	—	—	—	—	(3,952,821)	2,179	(3,950,642)
Balance on December 31, 2016	33,151,391	33,151	492,716	493	31,568	32	66,534,971	(27,958,578)	103,897	38,713,966
Equity reclassifications	—	—	—	—	—	—	59	(59)	—	—
Accrual of dividends on Series B and B-1 Preferred stock	—	—	—	—	—	—	—	(1,677,633)	—	(1,677,633)
Accretion of discount on Series B and B-1 Preferred stock	—	—	—	—	—	—	—	(1,713,736)	—	(1,713,736)
Return of common shares for Safety-Kleen/Bango Sale Escrow	(1,108,928)	(1,109)	—	—	—	—	1,109	—	—	—
Share based compensation expense, total	—	—	—	—	—	—	606,446	—	—	606,446
Conversion of Series A Preferred stock to common	39,149	39	(39,149)	(39)	—	—	—	—	—	—
Conversion of Series B-1 Preferred stock to common	76,564	77	—	—	—	—	152,424	(33,061)	—	119,440
Common shares for Nickco Acquisition	500,000	500	—	—	—	—	473,500	—	—	474,000
Net loss	—	—	—	—	—	—	—	(8,433,233)	295,108	(8,138,125)
Balance on December 31, 2017	32,658,176	$32,658	453,567	$454	31,568	$32	$67,768,509	$(39,816,300)	$399,005	$28,384,358

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2017 AND 2016
	2017	2016
Cash flows from operating activities
Net loss	$(8,138,125)	$(3,950,642)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	606,446	527,869
Depreciation and amortization	6,643,324	6,277,215
Rent paid by common stock	—	244,000
Gain on sale of assets	(445)	(9,631,712)
Deferred financing costs write off	715,112	1,390,727
Deferred federal income tax	(274,423)	—
Decrease in fair value of derivative liability	(2,120,584)	(49,876)
Changes in operating assets and liabilities:
Accounts receivable	(336,772)	(4,636,805)
Inventory	(1,910,884)	(809,647)
Prepaid expenses	897,285	(1,250,496)
Accounts payable and accrued expenses	878,042	(1,893,370)
Deferred revenue	—	(323,891)
Other assets	77,833	(38,979)
Net cash used in operating activities	(2,963,191)	(14,145,607)
Cash flows from investing activities
Acquisitions	(1,999,580)	—
Proceeds from sale of Bango assets	—	29,788,114
Costs related to sale of Bango assets	—	(10,792,446)
Proceeds from the sale of assets	327,718	20,900
Purchase of fixed assets	(2,125,667)	(1,628,859)
Net cash provided by (used in) investing activities	(3,797,529)	17,387,709
Cash flows from financing activities
Line of credit proceeds (payments), net	1,865,488	981,918
Proceeds from sale of Series C Preferred Stock	—	4,000,000
Purchase/buy back/sale/conversion Series B and B-1 Preferred Stock	—	(11,189,849)
Proceeds from issuance of Series B and B-1 Preferred Stock	—	19,349,757
Issuance costs of Series B and B-1 Preferred Stock	—	(607,890)
Payment of debt issuance costs	(1,718,090)	—
Proceeds from notes payable	17,570,929	7,650,819
Payments made on notes payable	(13,057,978)	(20,986,063)
Net cash provided by (used in) financing activities	4,660,349	(801,308)
Net change in cash and cash equivalents	(2,100,371)	2,440,794
Cash and cash equivalents and restricted cash at beginning of the period	3,206,158	765,364
Cash and cash equivalents and restricted cash at end of period	$1,105,787	$3,206,158

See accompanying notes to the consolidated financial statements

SUPPLEMENTAL INFORMATION
Cash paid for interest during the year	$1,952,719	$1,688,628
Cash paid for income taxes during the year	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$39	$120
Conversion of Series B and B1 Preferred Stock into common stock	$119,440	$5,104,881
Dividends-in-Kind accrued on Series B and B-1 Preferred Stock	$1,677,633	$9,822,196
Conversion feature and fair value of warrants for Series B and B-1 Preferred Stock	$—	$7,754,516
Accretion of discount on Series B and B-1 Preferred Stock	$1,713,736	$1,762,378
Common shares issued as payment	$—	$244,000
Contingent consideration on Nickco acquisition	$236,680	$—
Common restricted shares for Nickco acquisition	$474,000	$—
Return of common shares for sale escrow	$1,109	$—

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
Black Oil
Through its Black Oil division, which has been operational since 2001, Vertex Energy aggregates and sells used motor oil. The Company has a network of approximately 50 suppliers that collect used oil from businesses such as oil change service stations, automotive repair shops, manufacturing facilities, petroleum refineries, and petrochemical manufacturing operations. The Company procures the used oil from collectors and manages the logistics of transport, storage and delivery to our customers. Typically, the used oil is sold in bulk to ensure the efficient delivery by truck, rail, or barge. In many cases, there are contractual procurement and sale agreements with the suppliers and customers, respectively. These contracts are beneficial to all parties involved because they ensure a minimum volume is procured from collectors, a minimum volume is sold to the customers, and the Company is insulated from inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. In addition, the Company operates its own re-refining operations at the Cedar Marine Terminal, in Baytown, Texas, which uses the Company's proprietary Thermal Chemical Extraction Process (“TCEP”) technology to re-refine the used oil into marine fuel cutterstock and a higher-value feedstock for further processing. The finished product can then be sold by barge as a fuel oil cutterstock and a feedstock component for major refineries. Although today we are currently utilizing the TCEP technology as a pre-treatment process for the used motor oil feedstock that is being supplied from our CMT facility and delivered to Marrero for further re-refining. Through the operations at our Marrero, Louisiana facility, we produce a Vacuum Gas Oil (VGO) product from used oil re-refining which is then sold via barge to end users to utilize in a refining process or a fuel oil blend. Through the operations at our Columbus, Ohio facility we produce a base oil finished product which is then sold via truck or rail car to end users for blending, packaging and marketing of lubricants.
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

•	H&H Oil, L.P. (“H&H Oil”) collects and recycles used oil and residual materials from customers based in Austin, Baytown, Dallas, San Antonio and Corpus Christi, Texas.

•	E-Source Holdings, LLC (“E-Source”) provided dismantling and demolition services at industrial facilities throughout the Gulf Coast.

•	Vertex Refining, LA, LLC is a used oil re-refinery based in Marrero, Louisiana and also has assets in Belle Chasse, Louisiana.

•	Vertex Refining, NV, LLC ("Vertex Refining") is a base oil marketing and distribution company with customers throughout the United States.

•	Vertex Recovery Management, LLC is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales.

•	Golden State Lubricant Works, LLC ("Golden State") previously operated an oil storage and blend facility based in Bakersfield, California.

•
Vertex Refining, OH, LLC collects and re-refines used oil and residual materials from customers throughout the Midwest. Refinery operations are based in Columbus, Ohio and has collection branches located in Norwalk, Ohio, Zanesville, Ohio, Ravenswood, West Virginia, and Mt. Sterling, Kentucky.

•	Vertex Energy Operating, LLC ("Vertex Operating"), is a holding company for various of the subsidiaries described above.
Cash and Cash Equivalents and Restricted Cash

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows.

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$1,105,787	$1,701,435
Restricted cash	—	1,504,723
Cash and cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$1,105,787	$3,206,158

Pursuant to the Sale Agreement described further in Note 15, we placed $1.5 million in restricted cash (which was released to us and received in July 2017).

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
Receivable balances greater than 30 days past due are individually reviewed for collectability and if deemed uncollectible, are charged off against the allowance accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance was $1,636,068 and $1,646,274 at December 31, 2017 and 2016, respectively.
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
Goodwill
Goodwill is the excess of cost of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination. In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, “Intangibles - Goodwill and Other,” goodwill is not amortized. We periodically, at least on an annual basis, review goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We define our reportable segments to be the same as our operating segments for purposes of reviewing impairment and the recoverability of goodwill and other intangible assets.
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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at December 31, 2017 and 2016.
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
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires the Company to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact the Company’s consolidated financial position and results of operations.

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
Preferred Stock Classification
A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable-and, therefore, becomes a liability-if that event occurs, the condition is resolved, or the event becomes certain to occur. The Series B preferred stock and Series B1 preferred stock requires the Company to redeem such preferred stock on the fifth anniversary of the issuance of the Series B Preferred stock if the redemption would not be subject to the existing restrictions under the Company's senior credit agreement. SEC reporting requirements provide that any possible redemption outside of the control of the Company requires the preferred stock to be classified outside of permanent equity.
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

The Company adopted early the guidance in Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), in the third quarter of 2017 which requires restricted cash to be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statements of cash flows. The guidance in this update is to be applied retrospectively; therefore, the 2016 statement of cash flows has been restated to conform to the requirements of ASU 2016-18 and the 2017 presentation.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). The Company adopted ASU 2014-09 in the first quarter of fiscal 2018 using the modified retrospective method. The adoption of the standard will not have a material impact on our revenue recognition policies, other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, our performance obligations and any significant judgments.
Effective January 1, 2017, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This ASU requires that deferred tax assets and liabilities be classified as non-current in the statement of financial position. The adoption of ASU 2015-17 in fiscal 2016 resulted in no impact to our consolidated financial statements. See "Note 10. Income Taxes" for a discussion of our income taxes.

Effective January 3, 2016, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2015-16, "Business Combinations: Simplifying the Accounting for Measurement Period Adjustments." This update simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. The adoption of this ASU 2015-16 did not have an impact on our consolidated financial condition and results of operations.

(b) New Accounting Requirements and Disclosures

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
We had one customer whose President, Chief Executive Officer and owner was Dan Cowart, the brother of our Chief Executive Officer and largest stockholder, Benjamin P. Cowart. The total amount paid to this related party at December 31, 2016 was $113,576 for rent, equipment rental and transportation. There were no related party transactions during the year ended December 31, 2017.
NOTE 4. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES
The Company has concentrated credit risk for cash by maintaining deposits in one bank.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  From time to time during the years ended December 31, 2017 and 2016, the Company’s cash balances exceeded the federally insured limits. No losses have been incurred relating to this concentration.
For the years ended December 31, 2017 and 2016, the Company’s revenues and receivables were comprised of the following customer concentrations:

	2017		2016
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	17%	10%	7%	—%
Customer 2	14%	—%	19%	—%
Customer 3	13%	7%	9%	9%
Customer 4	9%	11%	8%	4%
Customer 5	2%	15%	—%	—%
Customer 6	3%	2%	11%	10%
Customer 7	4%	—%	5%	10%
At December 31, 2017 and 2016, and for the years then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment 2017			% of Revenue by Segment 2016
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	100%	—%	—%	100%	—%	—%
Customer 3	100%	—%	—%	100%	—%	—%
Customer 4	—%	100%	—%	—%	100%	—%
Customer 5	100%	—%	—%	—%	—%	—%
Customer 6	100%	—%	—%	100%	—%	—%
Customer 7	—%	—%	100%	—%	—%	100%
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

E-Source Holdings, LLC ("E-Source"), the wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva") in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due to plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. E-Source has asserted a counterclaim against Whole for the filing of a mechanic’s lien in excess of any amount(s) actually due, as well as a cross-claim against Motiva. Under the terms of E-Source’s contract with Motiva, Motiva, Motiva was to pay all sums due to any sub-contractors of E-Source. In management's opinion, any monies due to Whole, should be paid by Motiva. E-Source seeks to recover the balance due under its contract with Motiva of approximately $1,000,000. The case is set for trial in the summer of 2018. We intend to vigorously defend ourselves against the allegations made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Leases
The Company has various leases for office facilities and vehicles which are classified as operating leases, and which expire at various times through 2032. Plant, vehicle and equipment leases are included as part of cost of revenues, and office leases are included in the selling, general and administrative expenses line items in the consolidated statements of operations, respectively. Total rent expense for all operating leases for 2017 and 2016 is summarized as follows:

	2017	2016
Office leases	$744,154	$875,320
Plant Leases	4,123,600	4,052,250
Vehicle and equipment leases	363,616	365,877
	$5,231,370	$5,293,447

Minimum future lease commitments as of December 31, 2017, are summarized as follows:

Year ending December 31,	Office Facilities	Vehicles	Plant Leases	Total
2018	$474,927	$277,203	$1,780,000	$2,532,130
2019	454,427	219,494	648,000	1,321,921
2020	379,567	161,538	648,000	1,189,105
2021	354,462	161,538	648,000	1,164,000
2022	323,754	31,094	270,000	624,848
Thereafter	3,275,000	—	—	3,275,000
	$5,262,137	$850,867	$3,994,000	$10,107,004
The table above includes a plant lease expiring on May 1, 2018. At this point, the Company is planning to renew this lease for a period of five more years at an estimated lease payment of $283,000 per month.

NOTE 5. FIXED ASSETS, NET
Fixed assets consist of the following:

	Useful Life (in years)	December 31, 2017	December 31, 2016
Equipment	7-20	$38,843,978	$37,260,920
Furniture and fixtures	7	108,896	108,896
Leasehold improvements	15	2,323,356	2,303,156
Office equipment	5	1,048,313	713,095
Vehicles	5	7,175,147	6,702,093
Building	20	274,203	—
Construction in progress		12,612,208	12,675,648
Land		2,851,551	2,553,000
Total fixed assets		65,237,652	62,316,808
Less accumulated depreciation		(16,617,824)	(12,286,874)
Net fixed assets		$48,619,828	$50,029,934
Depreciation expense was $4,817,264 and $4,502,597 for the years ended December 31, 2017 and 2016, respectively.
Equipment under construction in progress is related to TCEP technology improvements and refining equipment at the Marrero and Myrtle Grove facilities in Louisiana.
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

Nickco Recycling, Inc.

On May 1, 2017, the Company entered into and closed an Asset Purchase Agreement (the "APA") with Nickco Recycling, Inc. ("Nickco") pursuant to which the Company agreed to buy substantially all the processing equipment and the rolling stock of Nickco for aggregate consideration of $1,804,000. This included $1,126,730 in cash, 500,000 shares of restricted common stock and contingent consideration of 500,000 shares of common stock, which is payable only if the assets acquired meet a pre-agreed EBITDA target for the 12 calendar months ending on the last day of the 12th calendar month following closing. This resulted in the recognition of $1,182,000 in fixed assets, $585,000 in intangible assets, and $203,000 as contingent consideration.

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

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Components of intangible assets (subject to amortization) and goodwill consist of the following items:

		December 31, 2017			December 31, 2016
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	5-8	$1,588,700	$872,654	$716,046	$1,011,000	$689,032	$321,968
Vendor relations	10	6,654,497	2,866,314	3,788,183	6,495,049	2,210,166	4,284,883
Trademark/Trade name	6-16	1,321,000	423,514	897,486	1,219,000	337,276	881,724
TCEP Technology/Patent	15	13,287,000	4,409,043	8,877,957	13,287,000	3,523,243	9,763,757
Non-compete agreements	3-5	189,000	145,667	43,333	139,000	139,000	—
Goodwill		176,349	—	176,349	—	—	—
		$23,216,546	$8,717,192	$14,499,354	$22,151,049	$6,898,717	$15,252,332

Intangible assets are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.
Total amortization expense of intangibles was $1,818,475 and $1,715,653 for the years ended December 31, 2017 and 2016, respectively.

Estimated future amortization expense is as follows:

2018	$1,808,808
2019	1,742,039
2020	1,728,722
2021	1,728,722
2022	1,695,365
Thereafter	5,619,349
$14,323,005
NOTE 8. ACCOUNTS RECEIVABLE
Accounts receivable, net, consists of the following at December 31:

	2017	2016
Accounts receivable trade	$12,925,059	$12,598,493
Allowance for doubtful accounts	(1,636,068)	(1,646,274)
Accounts receivable trade, net	$11,288,991	$10,952,219
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

NOTE 9. LINE OF CREDIT AND LONG-TERM DEBT
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

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the EBC Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.5 million of borrowing availability under the Revolving Credit Agreement (defined below) in any 30 day period. As of December 31, 2017, the borrowing availability was $5,408,473, and the Company was in compliance with all covenants thereunder.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At December 31, 2017, the maximum amount available to be borrowed was $5,408,473, based on the above borrowing base calculation.

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
The Revolving Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. Borrowings under a revolving credit agreement that contain a subjective acceleration clause and also require a borrower to maintain a lockbox with the lender (whereby lockbox receipts may be applied to reduce the amount outstanding under the revolving credit agreement) are considered short-term obligations. As a result, the debt is classified as a current liability at December 31, 2017.
The amounts borrowed under the Revolving Credit Agreement are guaranteed by us and our subsidiaries, other than E-Source, pursuant to a separate Guaranty and Security Agreement, similar to the EBC Credit Agreement, described in greater detail above. We also provided Encina mortgages on our Marrero, Louisiana, and Columbus, Ohio facilities to secure the repayment of outstanding amounts.
The Revolving Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify Encina and its affiliates. The Revolving Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the Revolving Credit Agreement, not incurring any capital expenditures in amount exceeding $3 million in any fiscal year that the Revolving Credit Agreement is in place, and requiring us to maintain at least $2.5 million of borrowing availability under the Revolving Credit Agreement in any 30 day period.
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
The balance of the EBC Credit Agreement and the Revolving Credit Agreement as of December 31, 2017 are $14,750,000 and $4,591,527, respectively.
Amendments to Credit Agreements
On December 15, 2017, we and Vertex Operating, entered into (a) a First Amendment to Credit Agreement, with the agent, and lender; and (b) a Second Amendment to the Revolving Credit Agreement, with the agent, and the lenders (collectively, the “Credit Agreement Amendments”).

The Credit Agreement Amendments amended the Credit Agreements to decrease the required minimum availability under the Credit Agreements to $1.5 million for periods prior to December 31, 2017 (effective as of November 5, 2017) and $2.5 million thereafter. Previously the Company was required to maintain minimum availability of at least $2.5 million at all times.

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

Fox Note

On January 29, 2016, Vertex OH, borrowed $5.15 million from Fox Encore 05 LLC, the prior owner of Bango Oil ("Fox Encore") and provided a Promissory Note to Fox Encore to reflect such borrowed funds (the “Fox Note”). The Fox Note bears interest at 10% percent per annum (15% upon the occurrence of an event of default), payable monthly in arrears beginning on February 29, 2016. The principal and all accrued and unpaid interest on the Fox Note was due on the earlier of (a) July 31, 2016 (as may be extended by Vertex OH as discussed below, the “Maturity Date”), or (b) upon acceleration of the Fox Note during the existence of an event of default as discussed therein. Provided that no event of default was then existing on the Fox Note or under any other loan document associated therewith, and certain other requirements as described in the Fox Note are met, Vertex OH had the right to three (3) extension options (each, an “Extension Option”) pursuant to which Vertex OH could extend the Maturity Date for 6 (6) months each. The first extension extended the Maturity Date of the Fox Note until January 31, 2017 and Vertex OH exercised this Extension Option on June 16, 2016. The second extension would have extended the Maturity Date of the Fox Note until July 31, 2017, and the third extension would have extended the Maturity Date of the Fox Note until January 29, 2018. Upon exercising an Extension Option, Vertex OH was required to pay Fox Encore an extension fee equal to 3% of the then outstanding principal amount of the Fox Note, which amount was separate from, and is not applied toward, the outstanding indebtedness owed under the Fox Note; provided, however, upon exercise of the initial Extension Option, the 3% fee for such extension was not required to be paid in cash but instead only resulted in the termination of a prepayment discount described below. The Fox Note could be prepaid in whole or in part at any time without penalty, provided that if repaid in full by July 31, 2016, the amount to be repaid was to be decreased by $150,000. The Fox Note was secured by a Mortgage. The Fox Note included certain standard and customary financial reporting requirements, notice requirements, indemnification requirements, covenants and events of default. The Fox Note also included a provision allowing the Lender (or any other lender party to the Restated Credit Agreement) to purchase the Fox Note upon the occurrence of an event of default under the Restated Credit Agreement. The Fox Note was repaid in full effective February 1, 2017.
Texas Citizens Bank Loan Agreement

The Company has notes payable to Texas Citizens Bank bearing interest at 5.50% per annum, maturing on January 7, 2020.  The balances of the notes payable are $834,283 and $1,531,506 at December 31, 2017 and December 31, 2016, respectively.
Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $803,392 at December 31, 2017 and $1,060,065 at December 31, 2016.

Capital Leases

On May 2, 2014, in connection with the closing of the Omega Refining acquisition, the Company assumed two capital leases. Payments made since 2014 have reduced the capital lease obligation to $0 and $133,153 at December 31, 2017 and December 31, 2016, respectively.

The Company's outstanding debt facilities as of December 31, 2017 and December 31, 2016 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on December 31, 2017	Balance on December 31, 2016
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$14,750,000	$—
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	4,591,527	—
MidCap Revolving Line of Credit	Revolving Note	March, 2015	March, 2017 (1)	$7,000,000	—	2,726,039
Goldman Sachs USA	Term Loan - Restated Credit Agreement	May, 2014	May 2, 2019 (1)	$8,900,000	—	4,000,000
Fox Encore Promissory Note	Promissory Note	January 29, 2012	July 31, 2017 (1)	$5,150,000	—	5,150,000
Pacific Western Bank	Capital Lease	September, 2012	August, 2017	$3,154,860	—	133,153
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	834,283	1,531,506
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	803,392	1,060,065
Total					20,979,202	14,600,763
Deferred finance costs, net					(1,239,570)	(244,178)
Total, net of deferred finance costs, net					$19,739,632	$14,356,585

(1) Paid in full and terminated on February 1, 2017.
Future maturities of debt facilities are summarized as follows:

Creditor	2018	2019	2020	2021	2022	Thereafter
Encina Business Credit, LLC	$900,000	$900,000	$12,950,000	$—	$—	$—
Texas Citizens Bank	495,013	339,270	—	—	—	—
Encina Business Credit SPV, LLC	4,591,527	—	—	—	—	—
Various institutions	803,392	—	—	—	—	—
Totals	6,789,932	1,239,270	12,950,000	—	—	—
Deferred finance costs, net	(581,479)	(581,479)	(76,612)	—	—	—
Totals, net of deferred finance costs	$6,208,453	$657,791	$12,873,388	$—	$—	$—

NOTE 10. INCOME TAXES
On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the decrease in the corporate income tax rate, we revalued our ending net deferred tax assets at December 31, 2017, but did not recognize any incremental income tax expense in 2017 due to the revaluation of the valuation allowance.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We have provisionally recognized the incremental tax impacts related to the revaluation of deferred tax assets and liabilities and our reassessment of uncertain tax positions and valuation allowances and included these amounts in our Consolidated Financial Statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional technical analysis including changes in interpretations and assumptions we have made with respect to the Tax Act. The accounting is expected to be complete by the fourth quarter of 2018.

The components of income tax (benefit) expense for the years ended December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Current federal tax (expense)/benefit	$—	$117,646
Deferred federal tax (expense)/benefit	274,423	—
Total federal tax (expense)/benefit	$274,423	$117,646
Reconciliation between the amount determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Statutory tax on book income	$(2,860,000)	$(1,344,000)
Permanent differences	135,000	32,000
Change in derivative liability	(721,000)	—
Change in expected tax rate	6,897,408	—
Change in valuation allowance	(3,672,000)	(9,306,753)
Prior year return true up	(53,831)	10,501,107
Income tax expense (benefit)	$(274,423)	$(117,646)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Alternative minimum tax credits	$274,000	$274,000
Accrued bonus and stock based compensation	225,000	464,000
Intangible assets	1,013,000	1,990,000
Bad debt reserve	344,000	560,000
Contribution carryover	18,000	67,000
Net operating loss carry forwards	11,670,000	14,735,000
Less valuation allowance	(11,142,000)	(14,814,000)
Total deferred tax assets	$2,402,000	$3,276,000

	December 31, 2017	December 31, 2016
Deferred tax liabilities:
Accelerated tax depreciation	$(2,128,000)	$(3,276,000)
Net deferred tax liabilities	$(2,128,000)	$(3,276,000)

Net deferred tax assets and liabilities	$274,000	$—
The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.  Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2017, a valuation allowance of approximately $11,142,000 has been recorded on the net deferred tax assets in order to measure only the portion of the deferred tax assets that more than likely not will be realized. As of December 31, 2016, a valuation allowance of $14,814,000 was recorded against the net deferred tax asset not expected to be realized.

The Company is subject to examination by Federal and State tax authorities for fiscal years 2012 through 2017, except for utilization of net operating losses.
At December 31, 2017, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $55.6 million acquired as part of the Merger between World Waste and the Company's wholly-owned subsidiary Vertex Merger Sub, LLC and subsequent operating losses incurred by the Company. IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes against future U.S. taxable income in the event of a change in ownership.  The net operating loss carry-forwards at December 31, 2017 reflect a reduction of approximately $32.5 million as a result of an ownership change triggering event in May 2016, as defined under IRC Section 382. The net operating loss carryforward will begin to expire in 2026.

NOTE 11. STOCK BASED COMPENSATION
The stock based compensation cost that has been charged against income by the Company was $606,446 and $527,869 for the years ended December 31, 2017 and 2016, respectively, for options previously awarded by the Company.
Stock option activity for the years ended December 31, 2017 and 2016 are summarized as follows:

OPTIONS ISSUED FOR COMPENSATION:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2015	2,873,582	$4.99	5.94	$2,585,341
Options granted	570,000	1.38	9.72	622,115
Options exercised	(100,000)	(0.50)	0.00	(27,753)
Options cancelled/forfeited/expired	(136,666)	(8.64)	0.00	(213,675)
Outstanding at December 31, 2016	3,206,916	$4.33	5.80	$2,966,028
Vested at December 31, 2016	2,044,104	$4.05	4.29	$1,295,727
Exercisable at December 31, 2016	2,044,104	$4.05	4.29	$1,295,727

Outstanding at December 31, 2016	3,206,916	$4.33	5.80	$2,966,028
Options granted	500,000	1.01	8.12	363,089
Options exercised	—	—	0.00	—
Options cancelled/forfeited/expired	(526,499)	(14.00)	0.00	(30,921)
Outstanding at December 31, 2017	3,180,417	$2.21	4.62	$3,298,196
Vested at December 31, 2017	1,959,167	$2.55	4.45	$1,885,850
Exercisable at December 31, 2017	1,959,167	$2.55	4.45	$1,885,850
On January 4, 2017, the Board of Directors granted one employee options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $1.31 per share with a 5 year term (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

On August 21, 2017, the Board of Directors granted 5 employees and 1 employee options to purchase an aggregate of 330,000 and 150,000, respectively, shares of common stock at an exercise price of $0.97 and $1.07 per share, respectively, with a ten year and 5 year term, respectively, (subject to continued employment/directorship), vesting at the rate of 1/4th of such options per year on the first 4 anniversaries of the grant, under our 2013 Stock Incentive Plan, as amended, in consideration for services rendered and to be rendered to the Company.

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

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2017 and 2016 is as follows:

WARRANTS ISSUED AND OTHER THAN SERIES B AND B1 PREFERRED STOCK:	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value

Outstanding at December 31, 2015	219,868	$3.01	4.00	$140,249
Warrants granted	—	$—	—	$—
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2016	219,868	$3.01	3.00	$140,249
Vested at December 31, 2016	219,868	$3.01	3.00	$140,249
Exercisable at December 31, 2016	219,868	$3.01	3.00	$140,249

Outstanding at December 31, 2016	219,868	$3.01	3.00	$140,249
Warrants granted	—	$—	—	$—
Warrants exercised	—	—	—	—
Warrants canceled/forfeited/expired	—	—	—	—
Warrants at December 31, 2017	219,868	$3.01	2.00	$140,249
Vested at December 31, 2017	219,868	$3.01	2.00	$140,249
Exercisable at December 31, 2017	219,868	$3.01	2.00	$140,249
See "Note 15. Preferred Stock and Temporary Equity" for a description of the warrants that were granted in conjunction with our Series B and B1 Preferred stock.
The following table summarizes the assumptions used in assessing the above described option and warrant valuations:

	YEAR ENDED DECEMBER 31, 2017	YEAR ENDED DECEMBER 31, 2016
Expected volatility	78-79%	78-79%
Expected dividends	—%	—%
Expected term (in years)	5-10	5-10
Risk-free rate	2.20-2.40%	.91-1.57%
NOTE 12. EARNINGS PER SHARE
Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the years ended December 31, 2017 and December 31, 2016, respectively, includes the weighted average of common shares outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.  Due to their anti-dilutive effect, the calculation of diluted earnings per share for the years ended December 31, 2017 and December 31, 2016 excludes: 1) options to purchase 3,180,417 and 3,063,852 shares, respectively, of common stock, 2) warrants to purchase 7,353,056 and 4,252,135 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,427,597 and 3,229,409 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 13,151,989 and 12,282,638 shares, respectively, of common stock, 5) Series A Preferred Stock which is convertible into 453,567 and 492,716 shares, respectively, of common stock, and 6) 31,568 and 31,568 shares, respectively, of Series C Preferred Stock, which is convertible into 3,156,800 and 3,156,800 shares of common stock, respectively.
The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 2017 and 2016:

	2017	2016
Basic Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$(11,824,602)	$(15,537,395)
Denominator:
Weighted-average common shares outstanding	32,653,402	30,520,820
Basic earnings per share	$(0.36)	$(0.51)

Diluted Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$(11,824,602)	$(15,537,395)
Denominator:
Weighted-average shares outstanding	32,653,402	30,520,820
Effect of dilutive securities
Stock options and warrants	—	—
Preferred stock	—	—
Diluted weighted-average shares outstanding	32,653,402	30,520,820
Diluted earnings (loss) per share	$(0.36)	$(0.51)
NOTE 13. COMMON STOCK
The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of December 31, 2017 and December 31, 2016, there were 32,658,176 and 33,151,391, respectively, shares of common stock issued and outstanding.
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
On March 10, 2017, the Company received and cancelled 1,108,928 shares of common stock previously held in escrow as part of the escrow fulfillment of the sale of the Vertex Refining NV assets to Safety-Kleen System, Inc. (the "Bango Sale"). The sales agreement is more fully described in Note 15. Disposition.

On May 12, 2017, the Company issued 6,036 shares of common stock in connection with the conversion of 6,036 shares of our Series A Convertible Preferred Stock.

On May 26, 2017, the Company issued 500,000 shares of common stock in connection with the Nickco acquisition, which is more fully described in Note 6. Acquisition.

On October 20, 2017, the Company issued 3,041 shares of common stock in connection with the conversion of 3,041 shares of our Series A Convertible Preferred Stock.

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

NOTE 14.  PREFERRED STOCK AND TEMPORARY EQUITY
The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Preferred Stock is 5,000,000 (“Series A Preferred”).  The total number of designated shares of the Company’s Series B Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Preferred Stock is 17,000,000. The total number of designated shares of the Company's Series C Preferred Stock is 44,000. As of December 31, 2017 and December 31, 2016, there were 453,567 shares and 492,716 shares of Series A Preferred Stock issued and outstanding, respectively. As of December 31, 2017 and December 31, 2016, there were 3,427,597 and 3,229,409 Series B Preferred shares issued and outstanding, respectively. In connection with the May 2016 Purchase Agreement described below under "Series B1 Preferred Stock and Temporary Equity", 3,575,070 shares of Series B Preferred Stock were repurchased and retired. As of December 31, 2017 and December 31, 2016, there were 13,151,989 and 12,282,638 shares of Series B1 Preferred Stock issued and outstanding, respectively. As of December 31, 2017 and December 31, 2016 there were 31,568 and 31,568 shares of Series C Preferred Stock issued and outstanding, respectively. The 31,568 shares of Series C Preferred Stock would convert into 3,156,800 shares of Common Stock.
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
The following table represents the carrying amount of the Series B Preferred Stock, classified as Temporary Equity on the Balance Sheet, at inception and as of December 31, 2017 and December 31, 2016:

Temporary Equity:
At Inception	June 24, 2015
Face amount of Series B Preferred	$25,000,000
Less: warrant value	7,028,067
Less: beneficial conversion feature	5,737,796
Less: issuance costs and fees	1,442,462
Carrying amount at inception	$10,791,675

	December 31, 2017	December 31, 2016
Face amount of Series B Preferred	$25,000,000	$25,000,000
Less: repurchase of 3,575,070 shares	11,189,838	11,189,838
Less: conversion of 1,739,272 shares to common stock	5,386,341	5,386,341
Plus: dividend in kind	2,181,706	1,164,701
Less: un-accreted discount	3,415,060	3,912,055
Carrying amount	$7,190,467	$5,676,467
In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible preferred shares are accounted for net outside of stockholders’ equity at $7,190,467 with the June 2015 Warrants accounted for as liabilities at their fair value of $829,001 and $1,952,565 as of December 31, 2017 and 2016, respectively. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of the June 2015 Warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the June 2015 Warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.
The warrants related to the June 2015 Series B Preferred Stock and the May 2016 Series B1 Preferred Stock were revalued during the years ended December 31, 2017 and December 31, 2016 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $2,245,408 and $4,365,992, respectively. At December 31, 2017, the June 2015 Warrants and the May 2016 Warrants were valued at approximately $829,001 and $1,416,407, respectively. The dynamic Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 76%-100%, risk free interest rate of 1.98% to 2.09%, and expected term of 3.54 years (June 2015 Warrants) and 4.11 years (May 2016 Warrants).
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

As of December 31, 2017 and December 31, 2016, respectively, a total of $139,186 and $214,227 of dividends were accrued on our outstanding Series B Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable June 2015 Dividend Stock Payment Price was below $2.91. In the event the applicable June 2015 Dividend Stock Payment Price is below $2.91 we are required to pay such dividend in cash or in-kind in additional shares of Series B Preferred Stock, and we chose to pay such dividends in-kind in the subsequent period.
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

A total of $18,649,738 of the securities sold in the May 2016 Offering were purchased by investors who participated in the Company’s prior June 2015 offering of Series B Preferred Stock and warrants to purchase shares of common stock. A total of 60% of the funds received from such investors were used to immediately repurchase such investors’ Series B Preferred Stock. As a result, a total of $11,189,838 of the proceeds raised in the May 2016 Offering were used to immediately repurchase and retire 3,575,070 shares of Series B Preferred Stock (the “Repurchases”). Leaving net proceeds of approximately $8.2 million, before deducting placement agents’ fees and estimated offering expenses.

The Placement Agent in the offering received a commission equal to 6.5% of the net proceeds from the May 2016 Offering, after affecting the Repurchases described above, for an aggregate commission of $0.61 million which was netted against the proceeds raised.

We used the net proceeds from the May 2016 Offering to repay amounts owed under the Goldman Credit Agreement in the amount of $0.8 million and the remaining proceeds were used for working capital purposes and potential acquisitions.

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

The following table represents the carrying amount of the Series B1 Preferred Stock, classified as Temporary Equity on the Balance Sheet, at inception (May 13, 2016) and as of December 31, 2017 and December 31, 2016:

Temporary Equity:
At Inception	May 13, 2016
Face amount of Series B1 Preferred	$19,349,745
Less: May 2016 Warrant value	2,867,264
Less: May 2016 Beneficial Conversion Feature	2,371,106
Less: May 2016 issuance costs and fees	607,880
Carrying amount at inception	$13,503,495

	December 31, 2017	December 31, 2016
Face amount of Series B1 Preferred	$19,349,745	$19,349,745
Less: conversions of shares to common	748,306	628,866
Plus: dividends-in-kind	1,569,809	435,369
Less: unaccreted discount	4,401,770	5,228,460
Carrying amount	$15,769,478	$13,927,788

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $15,769,478 with the May 2016 Warrants accounted for as liabilities at their fair value of $1,416,407 and $2,413,427, respectively as of December 31, 2017 and December 31, 2016, respectively. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the May 2016 Warrants. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible Series B1 Preferred Stock shares are redeemed, any redemption price in excess of the carrying amount of the convertible Series B1 Preferred Stock would be treated as a dividend.

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

The May 2016 BCF was determined by calculating the intrinsic value of the conversion feature as follows:

May 13, 2016
Face amount of Series B1 Preferred Stock	$19,349,745
Less: allocated value of May 2016 Warrants	2,867,264
Allocated value of Series B1 Preferred Stock	$16,482,481
Shares of Common stock to be converted	12,403,683
Effective conversion price	$1.33
Market price	$1.52
Intrinsic value per share	$0.19
Intrinsic value of May 2016 beneficial conversion feature	$2,371,106

For the years ending December 31, 2017 and December 31, 2016, respectively, a total of $281,527 and $290,247 of dividends were accrued on our outstanding Series B1 Preferred Stock. We were prohibited from paying such dividends in shares of common stock because the applicable 2016 Dividend Stock Payment Price was below $1.52. In the event the applicable Dividend Stock Payment Price is below $1.52, we are required to pay such dividend in cash or in-kind in additional shares of Series B1 Preferred Stock, and we choose to pay such dividends in-kind.

The following is an analysis of changes in the derivative liability:

Level Three Roll-Forward
Item	Level 3
Balance at December 31, 2015	$1,548,604
May 2016 Series B1 Preferred Warrants (described above)	2,867,264
Change in valuation of warrants	(49,876)
Balance at December 31, 2016	4,365,992
Change in valuation of warrants	(2,120,584)
Balance at December 31, 2017	$2,245,408

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

On August 2, 2016, the Company issued 1,243,200 shares of common stock in connection with the conversion of 12,432 shares of Series C Preferred Stock. The outstanding shares of Series C Preferred Stock at both December 31, 2017 and December 31, 2016 totaled 31,568 shares.

NOTE 15.  DISPOSITION
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

NOTE 16.  NEW JOINT VENTURE
On May 25, 2016, Vertex Recovery Management, LLC, our wholly-owned subsidiary ("VRM") and Industrial Pipe, Inc. ("Industrial Pipe"), formed a joint venture Louisiana limited liability company, Vertex Recovery Management LA, LLC ("VRMLA"). VRM owns 51% and Industrial Pipe owns 49% of VRMLA. VRMLA is currently buying and preparing ferrous and non-ferrous scrap intended for large haul barge sales. We consolidated 100% of VRMLA's operating income of $602,259 and $4,447 for the years ended December 31, 2017 and December 31, 2016, respectively, and then added the 49% or $295,108 and $2,179 ,respectively, income attributable to the non-controlling interest back to the Company's "Net income (loss) attributable to Vertex Energy, Inc." in the Consolidated Statement of Operations.

NOTE 17.  SEGMENT REPORTING
The Company’s reportable segments include the Black Oil, Refining and Marketing and Recovery divisions.  Segment information for the years ended December 31, 2017 and 2016 are as follows:

YEAR ENDED DECEMBER 31, 2017
	Black Oil	Refining and Marketing	Recovery	Total
Revenues	$107,988,551	$20,097,325	$17,413,216	$145,499,092
Net income (loss) from operations	$(5,678,768)	$(1,195,946)	$651,627	$(6,223,087)
Total assets	$75,709,845	$3,454,010	$5,141,619	$84,305,474

YEAR ENDED DECEMBER 31, 2016
	Black Oil	Refining and Marketing	Recovery	Total
Revenues	$76,634,940	$13,154,777	$8,289,197	$98,078,914
Net loss from operations	$(8,849,055)	$(402,317)	$(861,142)	$(10,112,514)
Total assets	$80,774,533	$1,573,395	$4,638,040	$86,985,968

NOTE 19. SUBSEQUENT EVENTS
Issuance of Series B and B1 Preferred Stock Shares in-Kind
We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which accrued as of December 31, 2017, in-kind by way of the issuance of 51,419 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in January 2018 and the issuance of 295,927 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in January 2018. If converted in full, the 51,419 shares of Series B Preferred Stock would convert into 51,419 shares of common stock and the 295,927 shares of Series B1 Preferred Stock would convert into 295,927 shares of common stock.
Conversion of Series B1 Preferred Stock

In January 2018, a holder of our Series B1 Convertible Preferred Stock converted 500,000 shares of our Series B1 Convertible Preferred Stock into 500,000 shares of our common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On April 5, 2017, the Board of Directors and Audit Committee of the Company engaged Ham, Langston & Brezina, L.L.P. (“HLB”) as the Company’s independent registered public accounting firm for the year ended December 31, 2017. Previously, on March 31, 2017, Hein & Associates LLP (“Hein”) had informed the Company that it declined to stand for reappointment as the Company’s independent auditor for the year ended December 31, 2017.

Other than for the inclusion of a paragraph describing the uncertainty of the Company’s ability to continue as a going concern (for the year ended December 31, 2015), Hein’s reports on the Company’s financial statements for the years ended December 31, 2016 and 2015, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period preceding Hein’s dismissal, there were: (i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with Hein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, would have caused it to make reference to the subject matter of the disagreements in its report on the consolidated financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K), except for material weaknesses in the Company’s internal control over financial reporting as described in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2016 and 2015, which have not been corrected as of the date of this filing.

During the Company’s two most recent fiscal years and the subsequent interim period preceding HLB’s engagement, neither the Company nor anyone on its behalf consulted HLB regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that HLB concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or “reportable event” (within the meaning of Item 304(a) of Regulation S-K and Item 304(a)(1)(v) of Regulation S-K, respectively).

In approving the selection of HLB as the Company’s independent registered public accounting firm, the Board of Directors and the Audit Committee considered all relevant factors, including that no non-audit services were previously provided by HLB to the Company.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017, the end of the fiscal period covered by this report. As of December 31, 2017, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Managements’ Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by the Company’s board of directors, management or other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, we determined that a control deficiency existed that constituted a material weakness, as described below:

•
The Company did not have the accounting and financial reporting resources to adequately and timely address complex and unusual accounting issues and related disclosures as well as perform a high level management review to detect material errors in the financial statements.

The material weakness described above could have resulted in disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. The material weakness described above relates to the complicated acquisition transactions undertaken by the Company in fiscal 2016. During the year ended December 31, 2017, we addressed the material weakness described above by (a) seeking outside assistance from third parties when or if we enter into or effect transactions which raise complex financial accounting issues and related disclosures, (b) hiring accounting and financial reporting personnel to strengthen the Company's resources and financial reporting expertise, and (c) implementing additional disclosure controls and procedures to facilitate high level management review in order to detect material errors in our financials.

Management has concluded that the material weakness described above was alleviated, and we maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Accordingly, management has concluded that the financial statements fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the period ended December 31, 2017.
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
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Committees of the Board”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2018 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2017 in connection with the solicitation of proxies for the Company’s 2018 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be set forth under the heading "Ratification of Appointment of Auditors"-"Audit Fees" in the Company's 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

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

VERTEX ENERGY, INC.

Date: March 6, 2018	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2018	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Benjamin P. Cowart	By:	/s/ Chris Carlson
	Benjamin P. Cowart Chief Executive Officer (Principal Executive Officer) and Chairman		Chris Carlson Chief Financial Officer (Principal Accounting/Financial Officer)
Date:	March 6, 2018	Date:	March 6, 2018

By:	/s/ Christopher Stratton	By:	/s/ Dan Borgen
	Christopher Stratton Director		Dan Borgen Director

Date:	March 6, 2018	Date:	March 6, 2018

By:	/s/ Timothy C. Harvey	By:	/s/ David Phillips
	Timothy C. Harvey Director		David Phillips Director

Date:	March 6, 2018	Date:	March 6, 2018

By:	/s/ James P. Gregory
James P. Gregory
Director

Date:	March 6, 2018

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
2.1	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC., Vertex Refining NV., LLC, Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (March 17, 2014)		8-K	2.1	3/19/2014	001-11476
2.2	Second Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (April 30, 2014)		8-K	2.3	5/6/2014	001-11476
2.3(#)	Third Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (May 2, 2014)		8-K	2.4	5/6/2014	001-11476
2.4	Fourth Amendment to Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Refining LA, LLC, Vertex Refining NV, LLC, Louisiana LV OR LLC, formerly known as Omega Refining, LLC, Bango Refining NV, LLC and Omega Holdings Company LLC (January 19, 2015)		8-K	2.1	1/21/2015	001-11476
2.5	Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy Inc. and Heartland Group Holdings, LLC (October 21, 2014)		8-K	2.1	10/28/2014	001-11476
2.6	First Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (November 26, 2014)		8-K	2.2	12/1/2014	001-11476
2.7	Second Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (December 5, 2014)		8-K	2.3	12/9/2014	001-11476
2.8	Third Amendment to Asset Purchase Agreement by and among Vertex Energy Operating, LLC, Vertex Refining OH, LLC, Vertex Energy, Inc. and Heartland Group Holdings, LLC (March 4, 2015)		8-K	2.4	3/6/2015	001-11476
2.9(+)	Asset Purchase Agreement by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Bango Oil, LLC and Safety-Kleen Systems, Inc. (January 28, 2016)		8-K	2.1	2/3/2016	001-11476
2.10(+)	Membership Interest Purchase Agreement (January 29, 2016), by and among Vertex Refining NV, LLC, as buyer and Fox Encore 05 LLC, as seller		8-K	2.2	2/3/2016	001-11476
3.1	Articles of Incorporation (and amendments thereto) of Vertex Energy, Inc.		8-K/A	3.1	6/26/2009	000-53619
3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Vertex Energy, Inc.’s Series A Convertible Preferred Stock.		8-K	3.1	7/16/2010	000-53619

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
3.3	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.1	5/13/2016	001-11476
3.4	Amended and Restated Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.2	5/13/2016	001-11476
3.5	Certificate of Designation of Vertex Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B1 Preferred Stock, filed with the Secretary of State of Nevada on May 12, 2016		8-K	3.3	5/13/2016	001-11476
3.6	Amended and Restated Bylaws of Vertex Energy, Inc.		8-K	3.1	1/15/2014	001-11476
10.1(#)	Tolling Agreement between KMTEX, Ltd. and Vertex Energy Inc., dated April 17, 2013		8-K	10.1	11/12/2013	001-11476
10.2	Vertex Energy, Inc., 2008 Stock Incentive Plan***		8-K/A	4.1	6/26/2009	000-53619
10.3	2008 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.27	12/31/2012	001-11476
10.4	Vertex Energy, Inc., 2009 Stock Incentive Plan***		8-K	4.1	7/31/2009	000-53619
10.50	2009 Stock Incentive Plan - Form of Stock Option Agreement***		10-K	10.29	12/31/2012	001-11476
10.6	Vertex Energy, Inc. 2013 Stock Incentive Plan***		S-8	4.1	7/28/2014	333-197659
10.7	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Stock Option Award***		8-K	10.1	9/30/2013	001-11476
10.8	Vertex Energy, Inc.-Form of 2013 Stock Incentive Plan Restricted Stock Grant Agreement***		S-8	4.3	7/28/2014	333-197659
10.9 (#)	Credit and Guaranty Agreement dated as of May 2, 2014, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as Guarantors, and Goldman Sachs USA, as Lender and as Administrative Agent, Collateral Agent, and Lead Arranger		8-K	10.3	5/6/2014	001-11476
10.10	Term Loan Note ($40,000,000)-Credit and Guaranty Agreement dated as of May 2, 2014		8-K	10.4	5/6/2014	001-11476
10.11	Intercreditor Agreement, May 2, 2014, by and among Bank of America, N.A. and Goldman Sachs Bank USA		8-K	10.1	5/6/2014	001-11476
10.12 (#)	Pledge and Security Agreement-Credit and Guaranty Agreement dated as of May 2, 2014		8-K	10.5	5/6/2014	001-11476
10.13	Employment Agreement between Vertex Refining LA, LLC and James P. Gregory (Effective May 2, 2014)***		8-K	10.1	7/29/2014	001-11476
10.14	Land Lease between Marrero Terminal LLC, as Landlord and Omega Refining, LLC, as Tenant, relating to the Used Motor Oil Re-Refinery Located at 5000 River Road, Marrero, Louisiana 70094, dated as of April 30, 2008 and amendments		10-Q	10.22	6/30/2014	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.15	Commercial Lease between Plaquemines Holdings, LLC as Landlord and Omega Refining, LLC, as Tenant, relating to the Myrtle Grove Facility Located at 278 East Ravenna Road, Myrtle Grove, LA, dated as of May 25, 2012 and amendments		10-Q	10.23	6/30/2014	001-11476
10.16	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Benjamin Paul Cowart 2012 Grantor Retained Trust (December 4, 2014)		8-K	4.1	12/9/2014	001-11476
10.17	Common Stock Purchase Warrant to purchase 109,934 shares of common stock of the Company held by The Shelley T. Cowart 2012 Grantor Retained Trust (December 4, 2014)		8-K	4.2	12/9/2014	001-11476
10.18	First Amendment to Credit and Guaranty Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Goldman Sachs Bank USA (December 5, 2014)		8-K	10.3	12/9/2014	001-11476
10.19	First Amendment to Amended and Restated Credit Agreement between Vertex Energy Operating, LLC, Vertex Energy, Inc. and Bank of America, N.A. (December 5, 2014)		8-K	10.4	12/9/2014	001-11476
10.2	First Amendment to Secured Promissory Note dated January 7, 2015 - Omega Refining, LLC and Bango Refining NV, LLC as borrowers and Vertex Refining NV, LLC as lender		8-K	10.2	1/15/2015	001-11476
10.21	Second Amendment to Credit and Guaranty Agreement dated March 26, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company’s subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA. as Administrative Agent and Collateral Agent for Lender		8-K	10.1	3/31/2015	001-11476
10.22(##)	Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated March 27, 2015		8-K/A	10.3	6/16/2015	001-11476
10.23	Revolving Note by Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P. in favor of MidCap Business Credit LLC dated March 27, 2015, in the face amount of up to $7 million [provided that notwithstanding the face amount of such Revolving Note, the Revolving Note only evidences amounts borrowed under such security from time to time]		8-K	10.4	3/31/2015	001-11476
10.24	Lease With Option For Membership Interest Purchase (April 30, 2015), by and between Vertex Refining NV, LLC as lessee and Bango Oil, LLC, as landowner		8-K	10.1	5/5/2015	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.25	Acknowledgement and Confirmation Agreement (April 30, 2015), by and among Vertex Energy, Inc., Vertex Refining NV, LLC, Bango Oil, LLC, RESC, LLC, and Diatom Rail Park, LLC		8-K	10.2	5/5/2015	001-11476
10.26	Personal Property Lease (April 30, 2015), by and between Vertex Refining NV, LLC, Omega Refining, LLC and Bango Refining NV, LLC		8-K	10.3	5/5/2015	001-11476
10.27	Third Amendment to Credit and Guaranty Agreement dated June 18, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company’s subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender		8-K	10.2	6/24/2015	001-11476
10.28	Form of Unit Purchase Agreement dated June 19, 2015 by and between Vertex Energy, Inc. and the purchasers named therein		8-K	10.1	6/19/2015	001-11476
10.29	Form of Warrant (incorporated by reference to Exhibit B of the Form of Unit Purchase Agreement incorporated by reference herein as Exhibit 10.32)		8-K	10.3	6/19/2015	001-11476
10.30	Executive Employment Agreement with Benjamin P. Cowart (August 7, 2015)***		10-Q	10.73	6/30/2015	001-11476
10.31	Executive Employment Agreement with Chris Carlson (August 7, 2015)***		10-Q	10.74	6/30/2015	001-11476
10.32	Amended and Restated 2013 Stock Incentive Plan ***		8-K	10.1	9/21/2015	001-11476
10.33(##)	First Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., effective November 1, 2013		8-K/A	10.2	11/10/2015	001-11476
10.34	Executive Employment Agreement with John Strickland (COO), effective October 1, 2015		8-K	10.1	10/19/2015	001-11476
10.35	Fourth Amendment to Credit and Guaranty Agreement dated November 9, 2015, by and between Vertex Energy Operating, LLC, Vertex Energy, Inc., certain of the Company’s subsidiaries, Goldman Sachs Specialty Lending Holdings, Inc. (“Lender”) and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent for Lender		10-Q	10.78	9/30/2015	001-11476
10.36	First Amendment to Loan and Security Agreement between Vertex Energy, Inc., Vertex Energy Operating, LLC, Vertex Acquisition Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Merger Sub, LLC, Cedar Marine Terminals, LP, Crossroad Carriers, L.P., H & H Oil, L. P., and Vertex Recovery, L.P., as borrower and MidCap Business Credit LLC, as lender, dated November 9, 2015		10-Q	10.79	9/30/2015	001-11476
10.37(##)	Second Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., dated December 3, 2015 and effective January 1, 2016		8-K	10.1	1/15/2016	001-11476
10.38(##)	Swap Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.1	2/3/2016	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.39(##)	Base Oil Sales Agreement dated January 29, 2016, by Vertex Energy Operating, LLC and Safety-Kleen Systems, Inc.		8-K	10.2	2/3/2016	001-11476
10.4	Subscription Agreement for Series C Convertible Preferred Stock executed by Fox Encore 05 LLC (January 29, 2016)		8-K	10.3	2/3/2016	001-11476
10.41	Promissory Note in the amount of $5.15 million dated January 29, 2016, by Vertex Refining OH, LLC, as borrower and Fox Encore 05 LLC as lender		8-K	10.4	2/3/2016	001-11476
10.42	Amended and Restated Credit and Guaranty Agreement, dated January 29, 2016, by and among Vertex Energy Operating, LLC, Vertex Energy, Inc., and certain other subsidiaries of Vertex Energy, Inc., as guarantors, various lenders, and Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, and Lead Arranger		8-K	10.6	2/3/2016	001-11476
10.43	Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement dated May 9, 2016 by and among Vertex Energy Operating, LLC, Vertex, Energy, Inc., the other credit parties party thereto, Goldman Sachs Specialty Lending Holdings, Inc., as a lender and Goldman Sachs Bank USA, as administrative agent		8-K	10.1	5/10/2016	001-11476
10.44	Form of Warrant for May 2016 Unit Offering		8-K	10.2	5/13/2016	001-11476
10.45	Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.1	2/7/2017	001-11476
10.46	ABL Credit Agreement dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, as the Lead Borrower for the Borrowers named therein, the Guarantors named therein, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.2	2/7/2017	001-11476
10.47	Form of Guaranty and Security Agreement, dated as of February 1, 2017, by and among Vertex Energy Operating, LLC, Bango Oil LLC, Vertex Refining NV, LLC, Vertex Refining OH, LLC, Vertex Merger Sub, LLC, Vertex Refining LA, LLC, Vertex II GP, LLC, Vertex Acquisition Sub, LLC, Cedar Marine Terminals, LP, Vertex Recovery, L.P., Golden State Lubricants Works, LLC, Crossroad Carriers, L.P., Vertex Recovery Management, LLC, Vertex Recovery Management LA, LLC H & H Oil, L.P., and Vertex Energy, Inc. and each other grantor from time to time party thereto and Encina Business Credit, LLC, as Agent		8-K	10.3	2/7/2017	001-11476
10.48 (###)	Third Amendment to Processing Agreement between KMTEX LLC and Vertex Energy, Inc., entered into on December 14, 2016, and effective January 1, 2017*		10-K	10.66	12/31/2016	001-11476
10.49	Form of First Amendment and Consent to Credit Agreement dated October 9, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.3	12/19/2017	001-11476

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form			File No.
10.50	Second Amendment to Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.4	12/19/2017	001-11476
10.51	First Amendment to ABL Credit Agreement dated December 15, 2017, by and among Vertex Energy, Inc., Vertex Energy Operating, LLC, Encina Business Credit, LLC as Agent and the Lenders party thereto		8-K	10.5	12/19/2017	001-11476
14.1	Code of Ethical Business Conduct and Whistleblower Protection Policy		8-K/A	14.1	2/13/2013	001-11476
16.1	Letter dated April 5, 2017 From Hein & Associates LLP		8-K	16.1	4/6/2017	001-11476
21.1	Subsidiaries*	X
23.1	Consent of Ham, Langston & Brezina, L.L.P.*	X
23.2	Consent of Hein & Associates LLP*	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
99.2	Charters Of The Compensation Committee; Audit Committee; Nominating And Corporate Governance Committee; and Related Party Transaction Committee		8-K/A	99.2	2/13/2013	001-11476
99.3	Charter of Risk Committee		10-Q	99.2	9/30/2013	001-11476
99.4	Amended Charter of the Compensation Committee effective July 24, 2014		10-Q	99.1	9/30/2014	001-11476
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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