Form 10-Q
period 2018-03-31
Vertex Energy Inc.
filed 2018-05-15
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2018

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 33,357,297 shares of common stock are issued and outstanding as of May 14, 2018.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$52,876	$1,105,787
Accounts receivable, net	11,237,297	11,288,991
Federal income tax receivable	274,423	—
Inventory	8,112,625	6,304,842
Prepaid expenses	2,635,727	1,771,832
Total current assets	22,312,948	20,471,452

Noncurrent assets
Fixed assets, at cost	65,541,421	65,237,652
Less accumulated depreciation	(17,673,342)	(16,617,824)
Fixed assets, net	47,868,079	48,619,828
Goodwill and other intangible assets, net	14,047,119	14,499,354
Federal income tax receivable	—	274,423
Other assets	492,417	440,417
TOTAL ASSETS	$84,720,563	$84,305,474

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,465,453	$10,318,738
Dividends payable	554,917	420,713
Capital leases-current	9,698	—
Current portion of long-term debt, net of unamortized finance costs	1,158,196	1,616,926
Derivative commodity liability	466,828	—
Revolving note	4,239,388	4,591,527
Total current liabilities	17,894,480	16,947,904
Long-term liabilities
Long-term debt, net of unamortized finance costs	14,744,333	13,531,179
Capital leases-long-term	19,923	—
Contingent consideration	236,680	236,680
Derivative warrant liability	2,677,159	2,245,408
Total liabilities	35,572,575	32,961,171

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 3,479,016 and 3,427,597 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively with a liquidation preference of $10,784,950 and $10,625,551 at March 31, 2018 and December 31, 2017, respectively.	7,583,722	7,190,467

Series B1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 12,947,916 and 13,151,989 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively with a liquidation preference of $20,198,749 and $20,517,103 at March 31, 2018 and December 31, 2017, respectively.	15,659,226	15,769,478
Total Temporary Equity	23,242,948	22,959,945

	March 31, 2018	December 31, 2017
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 453,567 and 453,567 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively with a liquidation preference of $675,815 and $675,815 at March 31, 2018 and December 31, 2017, respectively.	454	454

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, 31,568 and 31,568 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively with a liquidation preference of $3,156,800 and $3,156,800 at March 31, 2018 and December 31, 2017, respectively.	32	32

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 33,158,176 and 32,658,176 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	33,158	32,658
Additional paid-in capital	68,693,980	67,768,509
Accumulated deficit	(43,272,128)	(39,816,300)
Total Vertex Energy, Inc. stockholders' equity	25,455,496	27,985,353
Non-controlling interest	449,544	399,005
Total Equity	25,905,040	28,384,358
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$84,720,563	$84,305,474

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenues	$41,368,195	$34,770,614
Cost of revenues (exclusive of depreciation and amortization shown separately below)	34,588,749	30,701,554
Gross profit	6,779,446	4,069,060

Operating expenses:
Selling, general and administrative expenses	5,645,442	5,229,837
Depreciation and amortization	1,694,099	1,600,060
Total operating expenses	7,339,541	6,829,897
Loss from operations	(560,095)	(2,760,837)
Other income (expense):
Interest income	—	1,952
Gain (loss) on sale of assets	42,680	(13,100)
Gain (loss) on change in value of derivative liability	(431,751)	920,672
Gain (loss) on futures contracts	(456,402)	—
Interest expense	(802,515)	(1,336,487)
Total other income (expense)	(1,647,988)	(426,963)
Loss before income tax	(2,208,083)	(3,187,800)
Income tax benefit (expense)	—	—
Net loss	(2,208,083)	(3,187,800)
Net income attributable to non-controlling interest	50,539	8,607
Net loss attributable to Vertex Energy, Inc.	(2,258,622)	(3,196,407)

Accretion of discount on Series B and B-1 Preferred Stock	(457,853)	(433,201)
Accrual of dividends on Series B and B-1 Preferred Stock	(739,354)	(417,636)
Net loss available to common shareholders	$(3,455,829)	$(4,047,244)
Loss per common share
Basic and diluted	$(0.10)	$(0.12)
Shares used in computing earnings per share
Basic and diluted	33,063,732	32,953,812

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net loss	$(2,208,083)	$(3,187,800)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Stock based compensation expense	145,971	148,736
Depreciation and amortization	1,694,099	1,600,060
(Gain) loss on sale of assets	(42,680)	13,100
(Increase) decrease in fair value of derivative liability	431,751	(920,672)
(Increase) decrease in future contracts	456,402	—
Net cash settlements on commodity derivatives	(763,997)	—
Amortization of debt discount and deferred costs	143,477	318,512
Changes in operating assets and liabilities
Accounts receivable	51,694	3,934,346
Inventory	(1,807,783)	(381,981)
Prepaid expenses	(89,472)	1,273,772
Accounts payable and accrued expenses	1,146,716	(1,322,370)
Other assets	(52,000)	(253,000)
Net cash provided by (used in) operating activities	(893,905)	1,222,703
Cash flows from investing activities
Acquisition of Acadiana	—	(320,700)
Purchase of fixed assets	(490,361)	(1,100,962)
Proceeds from sale of fixed assets	75,230	62,594
Net cash provided by (used in) investing activities	(415,131)	(1,359,068)
Cash flows from financing activities
Payment of debt issuance costs	—	(1,656,350)
Line of credit (payments) proceeds, net	(352,139)	(1,818,744)
Proceeds from note payable	1,667,426	12,160,194
Payments on note payable	(1,059,162)	(10,241,622)
Net cash provided by (used in) financing activities	256,125	(1,556,522)
Net change in cash, cash equivalents and restricted cash	(1,052,911)	(1,692,887)
Cash, cash equivalents, and restricted cash at beginning of the period	1,105,787	3,206,158
Cash, cash equivalents, and restricted cash at end of period	$52,876	$1,513,271

SUPPLEMENTAL INFORMATION
Cash paid for interest	$477,583	$260,352
Cash received for income tax benefit	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$—	$30
Conversion of Series B-1 Preferred Stock into common stock	$779,500	$119,440
Accretion of discount on Series B and B-1 Preferred Stock	$457,853	$433,201
Dividends-in-kind accrued on Series B and B-1 Preferred Stock	$739,354	$417,636
Return of common shares for sale escrow	$—	$1,109

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the "Company" or "Vertex Energy") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual consolidated financial statements for the year ended December 31, 2017, as filed with the SEC on Form 10-K on March 7, 2018 (the "Form 10-K"). The December 31, 2017 balance sheet was derived from the audited financial statements of our 2017 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2017 as reported in Form 10-K have been omitted.

NOTE 2.  SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company early adopted the guidance in Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), in the third quarter of 2017, which requires restricted cash to be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows.

	March 31, 2018	March 31, 2017
Cash	$52,876	$6,596
Restricted cash	—	1,506,675
Cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$52,876	$1,513,271

Inventory

Inventories of products consist of feedstocks, refined petroleum products and recovered ferrous and non-ferrous metals and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable.

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at March 31, 2018.

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
Our Level 2 liabilities include our marked to market changes in the estimated value of our open derivative contracts held at the balance sheet date.

The Company estimates the fair values of the crude oil swaps and collars based on published forward commodity price curves for the underlying commodity as of the date of the estimate for which published forward pricing is readily available. The determination of the fair values above incorporates various factors including the impact of the Company's non-performance risk and the credit standing of the counterparty involved in the Company's derivative contracts. In addition, the Company routinely monitors the creditworthiness of its counterparty.

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
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires the Company to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. If actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact the Company’s consolidated financial position and results of operations.

Tax contingencies can involve complex issues and may require an extended period of time to resolve. Changes in the level of annual pre-tax income can affect the Company’s overall effective tax rate. Furthermore, the Company’s interpretation of complex tax laws may impact its recognition and measurement of current and deferred income taxes.
Derivative Transactions
All derivative instruments are recorded on the accompanying balance sheets at fair value. These derivative transactions are not designated as cash flow hedges under FASB ASC 815, Derivatives and Hedges. Accordingly, these derivative contracts are marked-to-market and any changes in the estimated value of derivative contracts held at the balance sheet date are recognized in the accompanying statements of operations as net gain or loss on derivative contracts. The derivative assets or liabilities are classified as either current or noncurrent assets or liabilities based on their anticipated settlement date. The Company nets derivative assets and liabilities for counterparties where it has a legal right of offset.
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
Debt Issuance Costs
The Company follows the accounting guidance of ASC 835-30, Interest-Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Balance Sheet as a direct reduction from the carrying amount of that debt liability.
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations.
Recently Issued Accounting Pronouncements

The Company adopted early the guidance in ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), in the third quarter of 2017 which requires restricted cash to be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statements of cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). The Company adopted ASU 2014-09 in the first quarter of fiscal 2018 using the modified retrospective method. The adoption of the standard did not have a material impact on our revenue recognition policies, and the Company has concluded that the most significant impact of the standard relates to the incremental disclosures required.
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

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At March 31, 2018 and 2017 and for each of the three months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	42%	13%	8%	—%
Customer 2	9%	6%	11%	8%
Customer 3	7%	3%	15%	17%
Customer 4	4%	1%	5%	11%
Customer 5	—%	—%	22%	—%
Customer 6	—%	—%	—%	12%

At March 31, 2018 and 2017 and for each of the three months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	—%	100%	—%	—%	100%	—%
Customer 3	100%	—%	—%	100%	—%	—%
Customer 4	100%	—%	—%	100%	—%	—%
Customer 5	100%	—%	—%	100%	—%	—%
Customer 6	—%	—%	100%	—%	—%	100%

The Company had one vendor that represented 10% of total purchases for the three months ended March 31, 2017 and zero vendors that represented 10% of total purchases for the three months ended March 31, 2018.

In February 2013, Bank of America agreed to lease the Company equipment to enhance the Thermal Chemical Extraction Process (“TCEP”) operation, which went into effect in April 2013.  Under the current terms of the lease agreement, 7 monthly payments remain of approximately $13,328 each.

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

NOTE 4. REVENUES

Revenue Recognition

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when our performance obligations under the terms of a contract with our customers are satisfied. Recognition occurs when the Company transfers control by completing the specified services at the point in time the customer benefits from the services performed or once our products are delivered. Revenue is measured as the amount of consideration we expect to receive in exchange for completing our performance obligations. Sales tax and other taxes we collect with revenue-producing activities are excluded from revenue. In the case of contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative stand-alone selling prices of the various goods and/or services encompassed by the contract. We do not have any material significant payment terms as payment is generally due within 30 days after the performance obligation has been satisfactorily completed. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. In applying the guidance in Topic 606, there were no judgments or estimates made that the Company deems significant.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended 31, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$8,837,230	$—	$—	$8,837,230
Southern United States	23,400,016	5,675,241	3,455,708	32,530,965
	$32,237,246	$5,675,241	$3,455,708	$41,368,195
Sources of Revenue
Petroleum products	$32,237,246	$5,675,241	$377,142	$38,289,629
Metals	—	—	3,078,566	3,078,566
Total revenues	$32,237,246	$5,675,241	$3,455,708	$41,368,195

	Three Months Ended 31, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$5,753,012	$—	$—	$5,753,012
Southern United States	19,051,071	5,394,041	4,572,490	29,017,602
	$24,804,083	$5,394,041	$4,572,490	$34,770,614
Sources of Revenue
Petroleum products	$24,804,083	$5,394,041	$3,667,168	$33,865,292
Metals	—	—	905,322	905,322
Total revenues	$24,804,083	$5,394,041	$4,572,490	$34,770,614

Petroleum products- We derive a majority of our revenues from the sale of recovered/re-refined petroleum products, which include Base Oil, VGO (Vacuum Gas Oil), Pygas, Gasoline, Cutterstock and Fuel Oils.

Metals- Consists of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption.  Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other items consisting of metal composition.  These materials are segregated, processed, cut-up and sent back to a steel mill for re-purposing.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)	December 31, 2017
Accounts receivable trade	$12,867,367	$12,925,059
Allowance for doubtful accounts	(1,630,070)	(1,636,068)
Accounts receivable trade, net	$11,237,297	$11,288,991

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

Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time. The interest rate is based on the LIBOR rate (1.66% at March 31, 2018) plus 6.50% per year.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement” and together with the EBC Credit Agreement, the "Credit Agreements") with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At March 31, 2018, the maximum amount available to be borrowed was $5,760,612, based on the above borrowing base calculation.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 1.66% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
The Revolving Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. Borrowings under a revolving credit agreement that contain a subjective acceleration clause and also require a borrower to maintain a lockbox with the lender (whereby lockbox receipts may be applied to reduce the amount outstanding under the revolving credit agreement) are considered short-term obligations. As a result, the debt is classified as a current liability at March 31, 2018.
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
A total of $11,282,537 of the amount initially borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under our previous financing agreements.
The principal balances of the EBC Credit Agreement and the Revolving Credit Agreement as of March 31, 2018 are $16,025,000 and $4,239,388, respectively.
Amendments to Credit Agreement
On December 15, 2017, we and Vertex Operating, entered into (a) a First Amendment to Credit Agreement, with the Agent, and lender thereunder; and (b) a Second Amendment to the Revolving Credit Agreement, with the Agent, and the lenders thereunder (collectively, the “Credit Agreement Amendments”).

The Credit Agreement Amendments amended the Credit Agreements to decrease the required minimum availability under the Credit Agreements to $1.5 million for periods prior to December 31, 2017 (effective as of November 5, 2017) and $2.5 million thereafter. Previously the Company was required to maintain minimum availability of at least $2.5 million at all times.

Texas Citizens Bank Loan Agreement

The Company has notes payable to Texas Citizens Bank bearing interest at 5.50% per annum, maturing on January 7, 2020.  The balances of the notes payable are $633,894 and $834,283 at March 31, 2018 and December 31, 2017, respectively.
Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $337,833 at March 31, 2018 and $803,392 at December 31, 2017.

Capital Leases

On March 1, 2018, the Company obtained one capital lease. Payments are $908 per month for the three years and have reduced the capital lease obligation to $29,621 at March 31, 2018.

The Company's outstanding debt facilities as of March 31, 2018 and December 31, 2017 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2018	Balance on December 31, 2017
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$16,025,000	$14,750,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	4,239,388	4,591,527
Well Fargo Equipment Lease	Capital Lease	March, 2018	March, 2021	$30,408	29,621	—
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	633,894	834,283
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	337,833	803,392
Total					$21,265,736	$20,979,202
Deferred finance cost, net					(1,094,198)	(1,239,570)
Total, net of deferred finance costs					$20,171,538	$19,739,632

Future contractual maturities of notes payable as of March 31, 2018 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$15,125,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	4,239,388	—	—	—	—	—
Well Fargo Equipment Lease	9,698	10,169	9,754	—	—	—
Texas Citizens Bank	501,851	132,043	—	—	—	—
Various institutions	337,833	—	—	—	—	—
Totals	5,988,770	15,267,212	9,754	—	—	—
Deferred finance costs, net	(581,488)	(512,710)	—	—	—	—
Totals, net of deferred finance costs	$5,407,282	$14,754,502	$9,754	$—	$—	$—
NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017 excludes: 1) options to purchase 2,962,933 and 3,032,345 shares, respectively, of common stock, 2) warrants to purchase 7,353,061 and 7,353,061 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,479,016 and 3,327,028 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 12,947,916 and 12,579,522 shares, respectively, of common stock, 5) Series A Preferred Stock which is convertible into 453,567 and 462,644 shares, respectively, of common stock, and 6) Series C Preferred Stock, which is convertible into 3,156,800 and 3,156,800 shares of common stock, respectively.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Basic Earnings per Share
Numerator:
Net loss available to common shareholders	$(3,455,829)	$(4,047,244)
Denominator:
Weighted-average shares outstanding	33,063,732	32,953,812
Basic earnings per share	$(0.10)	$(0.12)

Diluted Earnings per Share
Numerator:
Net loss available to common shareholders	$(3,455,829)	$(4,047,244)
Denominator:
Weighted-average shares outstanding	33,063,732	32,953,812
Effect of dilutive securities
Stock options and warrants	—	—
Preferred Stock	—	—
Diluted weighted-average shares outstanding	33,063,732	32,953,812
Diluted earnings (loss) per share	$(0.10)	$(0.12)

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of March 31, 2018, there were 33,158,176 common shares issued and outstanding.

Common stock activity during the three months ended March 31, 2018 was as follows:

•
On January 18, 2018, the Company issued 500,000 shares of common stock in connection with the conversion of 500,000 shares of Series B1 Convertible Preferred Stock, pursuant to the terms of such security.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. The number of designated shares of the Company's Series C Convertible Preferred Stock is 44,000. As of March 31, 2018 and December 31, 2017, there were 453,567 shares and 453,567 shares of Series A Preferred Stock issued and outstanding, respectively. As of March 31, 2018 and December 31, 2017, there were 3,479,016 and 3,427,597 shares of Series B Preferred Stock issued and outstanding, respectively. As of March 31, 2018 and December 31, 2017, there were 12,947,916 and 13,151,989 shares of Series B1 Preferred Stock issued and outstanding, respectively. As of both March 31, 2018 and December 31, 2017, there were 31,568 shares of Series C Preferred Stock issued and outstanding.
Series B Preferred Stock and Temporary Equity
Dividends on our Series B Preferred Stock accrue at an annual rate of 6% of the original issue price of the preferred stock ($3.10 per share), subject to increase under certain circumstances, and are payable on a quarterly basis. The dividends are payable by the Company, at the Company’s election, in registered common stock of the Company (if available), cash or in-kind in Series B Preferred Stock at $3.10 per share.

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

The Warrants issued in connection with the Series B Preferred Stock (Series B Warrants) were valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the warrant shares at $7,028,067. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible preferred shares are accounted for net outside of stockholders’ equity with the Warrants accounted for as liabilities at their fair value. The initial value assigned to the derivative warrant liability was recognized through a corresponding discount to the Series B Preferred Stock. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. The initial valuation of the warrants resulted in a beneficial conversion feature on the convertible preferred stock of $5,737,796. The amounts related to the warrant discount and beneficial conversion feature will be accreted over the term as a deemed dividend. Fees in the amount of $1.4 million relating to the stock placement were netted against proceeds.
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, during the three months ended March 31, 2018 and 2017:

	2018	2017
Balance at beginning of period	$7,190,467	$5,676,467
Plus: discount accretion	254,069	206,916
Plus: dividends in kind	139,186	214,227
Balance at end of period	$7,583,722	$6,097,610

The Series B Warrants and Series B1 Warrants were revalued at March 31, 2018 and December 31, 2017 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $2,677,159 and $2,245,408, respectively. At March 31, 2018, the Series B Warrants and Series B1 Warrants were valued at approximately $905,484 and $1,771,675, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 76%-100%, risk free interest rate of 2.33% (Series B Warrants) and 2.54% (Series B1 Warrants), and expected term of 2.22 years (Series B Warrants) and 3.61 years (Series B1 Warrants).
At both March 31, 2018 and December 31, 2017, a total of $139,186 and $139,186 of dividends were accrued on our outstanding Series B Preferred Stock. During the three months ended March 31, 2018 and 2017, we paid dividends in-kind in additional shares of Series B Preferred Stock of $139,186 and $214,227, respectively.

Series B1 Preferred Stock and Temporary Equity

Dividends on our Series B1 Preferred Stock accrue at an annual rate of 6% of the original issue price of the preferred stock ($1.56 per share), subject to increases if certain EBITDA thresholds are not met, and are payable on a quarterly basis. The dividends are payable by the Company, at the Company’s election, in registered common stock of the Company (if available), cash, or in-kind in Series B Preferred Stock at $1.56 per share. At March 31, 2018, the EBITDA thresholds were not met resulting in a 9% dividend rate.

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

The Warrants issued in connection with Series B1 Preferred Stock offering (Series B1 Warrants) were initially valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the May 2016 Warrant shares at $2,867,264. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $15,659,226 with the May 2016 Warrants accounted for as liabilities at their fair value. The initial value assigned to the derivative warrant liability was recognized through a corresponding discount to the Series B1 Preferred Stock. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. This initial valuation of the warrants resulted in a beneficial conversion feature on the convertible preferred stock of $2,371,106. The amounts related to the warrant discount and beneficial conversion feature will be accreted over the term as a deemed dividend. Fees in the amount of $0.6 million relating to the stock placement were netted against proceeds.

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, for the three months ended March 31, 2018, and 2017:

	2018	2017
Balance at beginning of period	$15,769,478	$13,927,788
Less: conversions of shares to common	(595,563)	(86,468)
Plus: dividends-in-kind	281,527	292,553
Plus: discount accretion	203,784	193,313
Balance at end of period	$15,659,226	$14,327,186

As of March 31, 2018 and December 31, 2017, respectively, a total of $415,731 and $276,144 of dividends were accrued on our outstanding Series B1 Preferred Stock. During the three months ended March 31, 2018 and 2017, we paid dividends in-kind in additional shares of Series B Preferred Stock of $281,527 and $292,553, respectively.

The following is an analysis of changes in the derivative liability for the three months ended:

Level Three Roll-Forward
	2018	2017
Balance at beginning of period	$2,245,408	$4,365,992
Change in valuation of warrants	431,751	(920,672)
Balance at end of period	$2,677,159	$3,445,320

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three months ended March 31, 2018 and 2017 is as follows:

THREE MONTHS ENDED MARCH 31, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$32,237,246	$5,675,241	$3,455,708	$41,368,195

Income (loss) from operations	$(302,950)	$(343,385)	$86,240	$(560,095)

THREE MONTHS ENDED MARCH 31, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$24,804,083	$5,394,041	$4,572,490	$34,770,614

Income (loss) from operations	$(2,670,103)	$15,706	$(106,440)	$(2,760,837)

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax of 21% because of the change in our valuation allowance.
The year to date loss at March 31, 2018 put the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $57.9 million as of March 31, 2018 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has incurred a pre-tax loss of approximately $2.2 million from January 1, 2018 through March 31, 2018. As a result, the Company created a full valuation allowance of 100% to offset the entire balances of deferred tax assets and deferred tax liabilities.

NOTE 12. DERIVATIVE INSTRUMENTS

The Company utilizes derivative instruments to manage its exposure to fluctuations in the underlying commodity prices of its inventory. The Company's management sets and implements hedging policies, including volumes, types of instruments and counterparties, to support oil prices at targeted levels and manage its exposure to fluctuating prices.

The Company’s derivative instruments consist of swap and futures arrangements for oil. In a commodity swap agreement, if the agreed-upon published third-party index price (“index price”) is lower than the swap fixed price, the Company receives the difference between the index price and the swap fixed price. If the index price is higher than the swap fixed price, the Company pays the difference. For futures arrangements, the Company receives the difference positive or negative between an agreed-upon strike price and the market price.

The mark-to-market effects of these contracts as of March 31, 2018, are summarized in the following table. The Company held no open contracts at December 31, 2017. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Jan. 2018- June 2018	$55.37	80,000	$(23,200)
Swap	Jan. 2018- June 2018	$81.59	80,000	$(35,448)
Futures	Jan. 2018- June 2018	$81.10	110,000	$(408,180)

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of March 31, 2018 are presented in the table below.

Balance Sheet Classification	Contract Type	2018

Current liabilities	Crude oil swaps	$(58,648)
	Crude oil futures	(408,180)

Total derivatives		$(466,828)

NOTE 13. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind

We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which were accrued as of March 31, 2018, in-kind by way of the issuance of 52,192 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2018 and the issuance of 291,337 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in April 2018. If converted in full, the 52,192 shares of Series B Preferred Stock would convert into 52,192 shares of common stock and the 291,337 shares of Series B1 Preferred Stock would convert into 291,337 shares of common stock.

Options Granted

Effective April 12, 2018, the Board of Directors granted options to purchase a total of 687,000 shares of our common stock to several employees of the Company, vesting at 25% per year over four years.

Conversion of Series B Preferred Stock

On April 25, 2018, the Company issued 32,149 shares of common stock in connection with the conversion by a holder of 32,149 shares of our Series B Preferred Stock.

Conversion of Series B1 Preferred Stock

On April 25, 2018, the Company issued 133,264 shares of common stock in connection with the conversion by a holder of 133,264 shares of our Series B1 Preferred Stock.

Specialty Environmental Services

On April 30, 2018, the Company entered into and closed an Asset Purchase Agreement (the "APA") with Specialty Environmental Services ("SES") pursuant to which the Company agreed to buy substantially all of SES's customer relations, vehicles, equipment, supplies and tools in Texas for an aggregate purchase price of $269,826. We recognized all the consideration in tangible and intangible assets as of the purchase date.

Conversion of Series A Preferred Stock

On May 7, 2018, the Company issued 33,708 shares of common stock in connection with the conversion by a holder of 33,708 shares of our Series A Preferred Stock.

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

You should read the matters described in, and incorporated by reference in, “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and "Part II", "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 7, 2018 (the "Annual Report").

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
Description of Business Activities:
We are an environmental services company that recycles industrial waste streams and off-specification commercial chemical products. Our primary focus is recycling used motor oil and other petroleum by-products. We are engaged in operations across the entire petroleum recycling value chain including collection, aggregation, transportation, storage, re-refinement, and sales of aggregated feedstock and re-refined products to end users. We operate in three divisions: Black Oil, Refining and Marketing, and Recovery.
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve month period ending March 31, 2018, we aggregated approximately 103.8 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 74.5 million gallons of used motor oil with our proprietary Thermal Chemical Extraction Process (“TCEP”), vacuum gas oil ("VGO"), and Base Oil processes.
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
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 18 transportation trucks and more than 150 aboveground storage tanks with over 7.3 million gallons of storage capacity. These assets are used by both the Black Oil division and the Refining and Marketing division. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. We have historically used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing (we are currently utilizing TCEP to pre-treat our used motor oil feedstock prior to shipping them to our facility in Marrero, Louisiana; but have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015, due to market conditions). In addition, at our Marrero, Louisiana facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.
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

Depreciation and Amortization Expenses
Our depreciation and amortization expenses are primarily related to the property, plant and equipment and intangible assets acquired in connection with the Vertex Holdings, L.P. (formerly Vertex Energy, L.P.), a Texas limited partnership (“Holdings”), E-Source Holdings, LLC (“E-Source”), Omega Refining, LLC's (“Omega Refining”) and Warren Ohio Holdings Co., LLC, f/k/a Heartland Group Holdings, LLC (“Heartland”), Acadiana, Nickco and Ygriega acquisitions, described in greater detail in the Annual Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Set forth below are our results of operations for the three months ended March 31, 2018 as compared to the same period in 2017.

	Three Months Ended March 31,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2018	2017
Revenues	$41,368,195	$34,770,614	$6,597,581	19%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	34,588,749	30,701,554	(3,887,195)	(13)%
Gross profit	6,779,446	4,069,060	2,710,386	67%

Selling, general and administrative expenses	5,645,442	5,229,837	(415,605)	(8)%
Depreciation and amortization	1,694,099	1,600,060	(94,039)	(6)%
Total operating expenses	7,339,541	6,829,897	(509,644)	(7)%

Loss from operations	(560,095)	(2,760,837)	2,200,742	80%

Other income (expense):
Interest income	—	1,952	(1,952)	(100)%
Gain (loss) on asset sales	42,680	(13,100)	55,780	426%
Gain (loss) on change in value of derivative liability	(431,751)	920,672	(1,352,423)	(147)%
Gain (loss) on futures contracts	(456,402)	—	(456,402)	(100)%
Interest expense	(802,515)	(1,336,487)	533,972	40%
Total other income (expense)	(1,647,988)	(426,963)	(1,221,025)	(286)%

Loss before income tax	(2,208,083)	(3,187,800)	979,717	31%

Income tax benefit (expense)	—	—	—	—%

Net loss	(2,208,083)	(3,187,800)	979,717	31%
Net income attributable to non-controlling interest	50,539	8,607	41,932	487%
Net loss attributable to Vertex Energy, Inc.	$(2,258,622)	$(3,196,407)	$937,785	29%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased by 19% for the three months ended March 31, 2018, compared to the same period in 2017, due primarily to higher commodity prices and an increase in volumes during the three months ended March 31, 2018, compared to the same period in 2017. Total volume increased 1% during the three months ended March 31, 2018 compared to the same period in 2017. Volumes were impacted as a result of turnarounds at each of our facilities during the period in 2017. Gross profit increased by 67% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was the result of our overall revenue improving due to higher commodity prices, a slight increase in volumes and closer management of our costs and spreads during the period. In our collection division we have successfully maintained a charge for services program. As a result of this program we currently have customers who are charged for each service performed and others who are charged a monthly fee for as many services performed in that month. Although the charges for services are being maintained, with the increase in commodity prices, we have had to reduce the amounts we were charging and in some cases eliminate charges all together.

Additionally, our per barrel margin increased 65% for the three months ended March 31, 2018, relative to the three months ended March 31, 2017. This increase was a result of increased revenues and improvements in our product spreads related to increases in our feedstock and product values during the three months ended March 31, 2018, compared to the same period during 2017. The 13% increase in cost of revenues for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is mainly a result of the increase in commodity prices and overhead operating expenses during the period.

Each of our segments’ income (loss) from operations during the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2018	2017
Total revenue	$32,237,246	$24,804,083	$7,433,163	30%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	26,513,576	21,869,577	(4,643,999)	(21)%
Gross profit (loss)	5,723,670	2,934,506	2,789,164	95%
Selling general and administrative expense	4,728,623	4,370,863	(357,760)	(8)%
Depreciation and amortization	1,297,997	1,233,746	(64,251)	(5)%
Income (loss) from operations	$(302,950)	$(2,670,103)	$2,367,153	89%

Refining Segment
Total revenue	$5,675,241	$5,394,041	$281,200	5%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,239,532	4,647,616	(591,916)	(13)%
Gross profit (loss)	435,709	746,425	(310,716)	(42)%
Selling general and administrative expense	528,811	488,428	(40,383)	(8)%
Depreciation and amortization	250,283	242,291	(7,992)	(3)%
Income (loss) from operations	$(343,385)	$15,706	$(359,091)	(2,286)%

Recovery Segment
Total revenue	$3,455,708	$4,572,490	$(1,116,782)	(24)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	2,835,641	4,184,361	1,348,720	32%
Gross profit (loss)	620,067	388,129	231,938	60%
Selling general and administrative expense	388,008	370,546	(17,462)	(5)%
Depreciation and amortization	145,819	124,023	(21,796)	(18)%
Income (loss) from operations	$86,240	$(106,440)	$192,680	181%

Our Black Oil division's volume increased approximately 10% during the three months ended March 31, 2018 compared to the same period in 2017. This increase was due to improved operations at our plants and throughout our collection network. Volumes collected through our H&H Oil, L.P. (“H&H Oil”)(based in Houston, Austin and Corpus Christi, Texas) and Heartland (based in Ohio and West Virginia) collection facilities increased 17% during the three months ended March 31, 2018 compared to the same period in 2017. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold increased 1% for the three months ended March 31, 2018 versus the same period in 2017. This is important for our business as it illustrates our reach into the market and expansion of overall market share.

In addition, commodity prices increased approximately 20% for the three months ended March 31, 2018, compared to the same period in 2017. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended March

31, 2018 increased $9.45 per barrel from a three month average of $45.63 for the three months ended March 31, 2017 to $55.08 per barrel for the three months ended March 31, 2018.

Overall volume for the Refining and Marketing division decreased 7% during the three months ended March 31, 2018 as compared to the same period in 2017. Our fuel oil cutter volumes were unchanged for the three months ended March 31, 2018, compared to the same period in 2017. Our pygas volumes decreased 12% for the three months ended March 31, 2018 as compared to the same period in 2017. These were a result of decreases in volumes of feed to process.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division decreased 24% as a result of lower volumes, during the three months ended March 31, 2018, compared to the same period in 2017. Volumes of petroleum products acquired in our Recovery business were down 33% during the three months ended March 31, 2018, compared to the same period during 2017. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 67% and our margin per barrel increased approximately 65% for the three months ended March 31, 2018, compared to the same period in 2017. This increase was largely a result of increased commodity prices, slightly increased volumes processed through our facilities along with the improvement in spread related to higher finished product values and controlling feedstock costs and operational expenses during the quarter.

We had selling, general, and administrative expenses of $5,645,442 for the three months ended March 31, 2018, compared to $5,229,837 of selling, general, and administrative expenses for the prior year’s period, an increase of $415,605 or 8% from the prior period. This increase is primarily due to our selling, general and administrative expenses incurred at businesses we acquired in the second half of 2017.

We had a loss from operations of $560,095 for the three months ended March 31, 2018, compared to a loss from operations of $2,760,837 for the three months ended March 31, 2017, a decrease of $2,200,742 or 80% from the prior year’s three-month period.  The decrease was due to an increase in revenues resulting from improved market conditions, commodity prices, and higher volumes; which translated into an overall improvement in our gross profit.

We also had interest expense of $802,515 for the three months ended March 31, 2018, compared to interest expense of $1,336,487 for the three months ended March 31, 2017, a decrease in interest expense of $533,972 or 40% from the prior period due to immediate recognition of unaccreted discounts upon the termination of the debt facilities with Goldman Sachs, Fox and Midcap and the refinancing with Encina, all of which occurred during the three months ended March 31, 2017.

We had a gain on the sale of assets of $42,680 for the three months ended March 31, 2018 compared to a loss on the sale of assets of $13,100 during the three months ended March 31, 2017. The gain was a result of the sale of some of E-Source's assets.

We had a $431,751 loss on change in value of derivative liability for the three months ended March 31, 2018, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a gain on change in the value of our derivative liability of $920,672 in the prior year's period. This change was mainly due to fluctuation in the market price of our common stock.

We had a loss of $456,402 on futures contracts for the three months ended March 31, 2018 compared to futures contracts of $0 for the three months ended March 31, 2017. We periodically use futures contracts to offset the effects of the market value changes in our hedged items, as well as to avoid significant volatility that might arise due to market exposure.

We had net loss of $2,208,083 for the three months ended March 31, 2018, compared to a net loss of $3,187,800 for the three months ended March 31, 2017, a decrease in net loss of $979,717 or 31% from the prior period for the reasons described above.

During the three months ended March 31, 2018 and 2017, the processing costs for our Refining and Marketing division located at KMTEX were $523,389 and $574,698, respectively. In addition, we have provided the results of operations for this segment of our business below during the same three month periods.

Three Months Ended March 31,
	Refining and Marketing
	2018	2017
Revenues	$5,675,241	$5,394,041

Loss from operations	$(343,385)	$15,706

The following table sets forth the high and low spot prices during the three months ended March 31, 2018, for our key benchmarks.

2018
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.97	January 26	$1.64	February 12
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.95	March 26	$1.71	February 12
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$57.79	February 26	$51.30	February 9
NYMEX Crude oil (dollars per barrel)	$66.14	January 26	$59.19	February 13
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the three months ended March 31, 2017, for our key benchmarks.

2017
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.56	February 1	$1.35	March 22
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.68	January 4	$1.47	March 10
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$48.69	January 5	$41.16	March 23
NYMEX Crude oil (dollars per barrel)	$54.45	February 23	$47.34	March 21
Reported in Platt's US Marketscan (Gulf Coast)

We saw a rising yet stable position during the first three months of 2018, in each of the benchmark commodities we track compared to the same period in 2017.

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

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations for the first quarter of 2018, and fiscal years 2017 and 2016.

	Fiscal 2018	Fiscal 2017				Fiscal 2016
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$41,368,195	$41,345,248	$32,470,451	$36,912,779	$34,770,614	$31,055,936	$28,461,930	$24,428,444	$14,132,604
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	34,588,749	32,814,269	28,390,891	31,486,599	30,701,554	25,758,117	22,462,171	19,168,398	14,371,128
Gross Profit (loss)	6,779,446	8,530,979	4,079,560	5,426,180	4,069,060	5,297,819	5,999,759	5,260,046	(238,524)
Selling, general and administrative expenses	5,645,442	5,405,047	5,690,761	5,359,897	5,229,837	4,869,257	5,025,221	4,714,558	5,545,363
Depreciation and amortization	1,694,099	1,700,413	1,697,821	1,645,030	1,600,060	1,569,414	1,560,562	1,553,655	1,593,584
Total operating expenses	7,339,541	7,105,460	7,388,582	7,004,927	6,829,897	6,438,671	6,585,783	6,268,213	7,138,947
Income (loss) from operations	(560,095)	1,425,519	(3,309,022)	(1,578,747)	(2,760,837)	(1,140,852)	(586,024)	(1,008,167)	(7,377,471)
Other income (expense):
Interest income	—	—	1,519	2,277	1,952	1,522	1,490	2,486	476
Gain (loss) on change in value of derivative liability	(431,751)	(556,318)	1,371,461	384,769	920,672	(674,309)	1,065,217	1,645,288	(1,986,320)
Gain (loss) on futures contracts	(456,402)	(548,176)	(305,570)	20,570	—	(196,560)	(90,061)	(317,675)	55,916
Gain (loss) on sale of assets	42,680	14,251	25,693	(26,399)	(13,100)	(1,323)	(68,799)	—	9,701,834
Interest expense	(802,515)	(794,668)	(733,459)	(618,448)	(1,336,487)	(373,900)	(399,545)	(406,019)	(1,915,492)
Total other income (expense)	(1,647,988)	(1,884,911)	359,644	(237,231)	(426,963)	(1,244,570)	508,302	924,080	5,856,414
Income (loss) before income taxes	(2,208,083)	(459,392)	(2,949,378)	(1,815,978)	(3,187,800)	(2,385,422)	(77,722)	(84,087)	(1,521,057)
Income tax benefit (expense)	—	274,423	—	—	—	—	—	—	117,646
Net loss	(2,208,083)	(184,969)	(2,949,378)	(1,815,978)	(3,187,800)	(2,385,422)	(77,722)	(84,087)	(1,403,411)
Net income (loss) attributable to non-controlling interest	50,539	200,418	34,554	51,528	8,607	13,372	30,234	(41,427)	—
Net income (loss)	$(2,258,622)	$(385,387)	$(2,983,932)	$(1,867,506)	$(3,196,407)	$(2,398,794)	$(107,956)	$(42,660)	$(1,403,411)

The graph below charts our total quarterly revenue over time from March 31, 2016 to March 31, 2018:

In the table below, we have disclosed a quarter-by-quarter summary of our gross profit by segment for the first quarter of 2018, and fiscal years 2017 and 2016.

	GROSS PROFIT BY SEGMENT BY QUARTER
	Fiscal 2018	Fiscal 2017				Fiscal 2016
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$32,237,246	$30,441,750	$25,358,317	$27,384,402	$24,804,083	$23,757,821	$22,907,235	$19,836,390	$10,133,494
Cost of revenues	26,513,576	23,775,064	21,711,255	22,968,299	21,869,577	19,123,192	17,817,032	15,557,879	11,202,238
Gross profit (loss)	$5,723,670	$6,666,686	$3,647,062	$4,416,103	$2,934,506	$4,634,629	$5,090,203	$4,278,511	$(1,068,744)

Refining & Marketing
Revenues	$5,675,241	$4,660,406	$4,856,520	$5,186,358	$5,394,041	$3,168,730	$4,436,111	$2,923,481	$2,626,455
Cost of revenues	5,239,532	4,222,872	4,850,354	4,724,103	4,647,616	2,893,913	3,610,051	2,169,238	2,099,665
Gross profit	$435,709	$437,534	$6,166	$462,255	$746,425	$274,817	$826,060	$754,243	$526,790

Recovery
Revenues	$3,455,708	$6,243,092	$2,255,614	$4,342,019	$4,572,490	$4,129,385	$1,118,584	$1,668,573	$1,372,655
Cost of revenues	2,835,641	4,816,333	1,829,282	3,794,197	4,184,361	3,741,012	1,035,088	1,441,281	1,069,225
Gross profit	$620,067	$1,426,759	$426,332	$547,822	$388,129	$388,373	$83,496	$227,292	$303,430

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

We had total assets of $84,720,563 as of March 31, 2018, compared to $84,305,474 at December 31, 2017. The increase was mainly due to higher inventory levels during the three months ended March 31, 2018.

We had total current liabilities of $17,894,480 as of March 31, 2018, compared to $16,947,904 at December 31, 2017. This increase was largely due to the increase in accounts payable as of March 31, 2018.

We had total liabilities of $35,572,575 as of March 31, 2018, including long-term debt of $14,744,333, which included $633,894 related to E-Source debt.

We had working capital of $4,418,468 as of March 31, 2018, compared to working capital of $3,523,548 as of December 31, 2017. The improvement in working capital from December 31, 2017 to March 31, 2018, is due to the reasons described above.

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

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All of such premium finance agreements have maturities of less than one year and have a balance of $337,833 at March 31, 2018.

The Company's outstanding debt facilities as of March 31, 2018 and December 31, 2017 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on March 31, 2018	Balance on December 31, 2017
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$16,025,000	$14,750,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	4,239,388	4,591,527
Well Fargo Equipment Lease	Capital Lease	March, 2018	March, 2021	$30,408	29,621	—
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	633,894	834,283
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	337,833	803,392
Total					21,265,736	20,979,202
Deferred finance costs, net					(1,094,198)	(1,239,570)
Total, net of deferred finance costs					$20,171,538	$19,739,632

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$15,125,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	4,239,388	—	—	—	—	—
Well Fargo Equipment Lease	9,698	10,169	9,754	—	—	—
Texas Citizens Bank	501,851	132,043	—	—	—	—
Various institutions	337,833	—	—	—	—	—
Totals	5,988,770	15,267,212	9,754	—	—	—
Deferred finance costs, net	(581,488)	(512,710)	—	—	—	—
Totals, net of deferred finance costs	$5,407,282	$14,754,502	$9,754	$—	$—	$—

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

The EBC Credit Agreement includes customary events of default for facilities of a similar nature and size as the EBC Credit Agreement, including if an event of default occurs under any agreement evidencing $500,000 or more of indebtedness of the Company; we fail to make any payment when due under any material agreement; subject to certain exceptions, any judgment is entered against the Company in an amount exceeding $500,000; and also provides that an event of default occurs if a change in control of the Company occurs, which includes if (a) Benjamin P. Cowart, the Company’s Chief Executive Officer, Chairman of the Board and largest shareholder and Chris Carlson, the Chief Financial Officer of the Company, cease to own and control legally and beneficially, collectively, either directly or indirectly, equity securities in Vertex Energy, Inc., representing more than 15% of the combined voting power of all securities entitled to vote for members of the board of directors or equivalent on a fully-diluted basis, (b) the acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group of securities representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding securities of Vertex Energy, Inc., or (c) during any period of 12 consecutive months, a majority of the members of the board of directors of the Company cease to be composed of individuals (i) who were members of that board or equivalent governing body on the first day of such period, (ii) whose election or nomination to that board or equivalent governing body was approved by individuals referred to in clause (i) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body, or (iii) whose election or nomination to that board or other equivalent governing body was approved by individuals referred to in clauses (i) and (ii) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body (collectively “Events of Default”). An event of default under the Revolving Credit Agreement (defined below), is also an event of default under the EBC Credit Agreement.

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
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 1.66% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
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
A total of $11,282,537 of the amount initially borrowed under the EBC Credit Agreement and Revolving Credit Agreement was used to repay amounts owed under our previous financing arrangements.
Amendments to Credit Agreements
On December 15, 2017, we and Vertex Operating, entered into (a) a First Amendment to Credit Agreement, with the Agent, and lender party thereto; and (b) a Second Amendment to the Revolving Credit Agreement, with the Agent, and the lenders party thereto (collectively, the “Credit Agreement Amendments”).
The Credit Agreement Amendments amended the Credit Agreements to decrease the required minimum availability under the Credit Agreements to $1.5 million for periods prior to December 31, 2017 (effective as of November 5, 2017) and $2.5 million thereafter. Previously the Company was required to maintain minimum availability of at least $2.5 million at all times.

Texas Citizens Bank Loan Agreement

On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan agreement provides a term note in the amount of $2,045,500 that matures on January 7, 2020 and had a balance of $633,894 as of March 31, 2018. Borrowings bear a fixed interest rate of 5.5% per annum and interest is calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $45,147 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The loan contains customary representations, warranties, and covenants for facilities of similar nature and size.

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

Cash flows for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018	2017
Beginning cash, cash equivalents and restricted cash	$1,105,787	$3,206,158
Net cash provided by (used in):
Operating activities	(893,905)	1,222,703
Investing activities	(415,131)	(1,359,068)
Financing activities	256,125	(1,556,522)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,052,911)	(1,692,887)
Ending cash cash equivalents and restricted cash	$52,876	$1,513,271

Net cash used in operating activities was $893,905 for the three months ended March 31, 2018, as compared to net cash provided by operating activities of $1,222,703 during the corresponding period in 2017. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities, as well as private sales of securities. The primary reason for the increase in cash used in operating activities for the three month period ended March 31, 2018, compared to the same period in 2017, was by the increase in inventory.

Investing activities used cash of $415,131 for the three months ended March 31, 2018, as compared to having used $1,359,068 of cash during the corresponding period in 2017 due mainly to the purchases of fixed assets and acquisitions performed during 2017.

Financing activities provided cash of $256,125 for the three months ended March 31, 2018, as compared to using cash of $1,556,522 during the corresponding period in 2017. The financing activities for the three months ended March 31, 2018 were comprised of note proceeds of approximately $1.7 million, offset by an approximate $1.4 million used to pay down our long-term debt. The financing activities for the three months ended March 31, 2017 were comprised of net payments of debt issuance costs of approximately $1.7 million, and note proceeds of approximately $12.2 million (in connection with our entry into the EBC Credit Agreement and Revolving Credit Agreement), offset by an approximate $10.2 million used to pay down our long-term debt (relating to amounts paid on our previous financing agreements).

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
Revenue Recognition
Revenue for contracts for each of our divisions is recognized when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when our performance obligations under the terms of a contract with our customers are satisfied. Recognition occurs when the Company transfers control by completing the specified services at the point in time the customer benefits from the services performed or once our products are delivered. Revenue is measured as the amount of consideration we expect to receive in exchange for completing our performance obligations.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The results of operations for the acquired entities are included in the Company’s consolidated financial results from their associated acquisition dates. The Company allocates the purchase price of acquisitions to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. A portion of purchase price for our acquisitions is contingent upon the realization of certain operating results. The fair values assigned to identifiable intangible assets acquired and contingent consideration were determined by management or a third party specialist depending on the significance. If the purchase price is under the fair value of the identified assets and liabilities, a bargain purchase is recognized and included in income from continuing operations.

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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at March 31, 2018.
Derivative liabilities
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

At March 31, 2018, the Company had about $20.1 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (1.66% at March 31, 2018) plus 6.50% per year.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2018, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 7, 2018, under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2017, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Recent Sales of Unregistered Securities

For the period from January 1, 2018 to March 31, 2018, a total of approximately $161,796 of dividends accrued on our outstanding Series B Preferred Stock and for the period from January 1, 2018 to March 31, 2018, a total of approximately $454,486 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 52,192 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in April 2018 and the issuance of 291,337 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in April 2018. If converted in full, the 52,192 shares of Series B Preferred Stock would convert into 52,192 shares of common stock and the 291,337 shares of Series B1 Preferred Stock would convert into 291,337 shares of common stock.

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

In April 2018, a holder of our Series B Convertible Preferred Stock and Series B1 Convertible Preferred Stock, converted 32,149 shares of our Series B Convertible Preferred Stock and 133,264 shares of our Series B1 Convertible Preferred Stock into 32,149 and 133,264 shares of our common stock, respectively.

In May 2018, a holder of our Series A Convertible Preferred Stock converted 33,708 shares of our Series A Convertible Preferred Stock into 33,708 shares of our common stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances, as the securities were exchanged by us with our existing security holders in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

As a result of the conversions and other transactions described above, there are 419,859 outstanding shares of Series A Convertible Preferred Stock, which if converted in full, would convert into 419,859 shares of common stock; 3,499,059 outstanding shares of Series B Convertible Preferred Stock, which if converted in full, would convert into 3,499,059 shares of common stock; 13,105,989 outstanding shares of Series B1 Convertible Preferred Stock, which if converted in full, would convert into 13,105,989 shares of common stock as of the date of this filing; and 31,568 shares of Series C Preferred Stock, which if converted in full, would convert into 3,156,800 shares of common stock.

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

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

10.1	Amended and Restated 2013 Stock Incentive Plan		8-K	10.1	9/21/2015	001-11476
10.2	Form of 2013 Stock Incentive Plan Stock Option Agreement		8-K	10.1	9/30/2013	001-11476
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Glossary of Selected Terms		10-K	99.1	12/31/2012	001-11476
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*    Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VERTEX ENERGY, INC.

Date: May 14, 2018	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2018	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)