Form 10-Q
period 2018-06-30
Vertex Energy Inc.
filed 2018-08-09
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2018

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 35,025,038 shares of common stock are issued and outstanding as of August 8, 2018.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,718,830	$1,105,787
Accounts receivable, net	12,589,375	11,288,991
Federal income tax receivable	274,423	—
Inventory	8,461,737	6,304,842
Prepaid expenses	1,313,173	1,771,832
Total current assets	24,357,538	20,471,452

Noncurrent assets
Fixed assets, at cost	67,226,898	65,237,652
Less accumulated depreciation	(18,945,357)	(16,617,824)
Fixed assets, net	48,281,541	48,619,828
Goodwill and other intangible assets, net	13,666,774	14,499,354
Federal income tax receivable	—	274,423
Other assets	646,359	440,417
TOTAL ASSETS	$86,952,212	$84,305,474

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,265,972	$10,318,738
Dividends payable	548,904	420,713
Capital leases-current	121,864	—
Current portion of long-term debt, net of unamortized finance costs	906,548	1,616,926
Derivative commodity liability	46,614	—
Revolving note	3,774,730	4,591,527
Total current liabilities	17,664,632	16,947,904
Long-term liabilities
Long-term debt, net of unamortized finance costs	14,532,663	13,531,179
Capital leases-long-term	317,437	—
Contingent consideration	236,680	236,680
Derivative warrant liability	2,201,246	2,245,408
Total liabilities	34,952,658	32,961,171

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 3,499,059 and 3,427,597 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively with a liquidation preference of $10,847,083 and $10,625,551 at June 30, 2018 and December 31, 2017, respectively.	7,931,530	7,190,467

Series B1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 13,105,989 and 13,151,989 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively with a liquidation preference of $20,445,343 and $20,517,103 at June 30, 2018 and December 31, 2017, respectively.	16,100,770	15,769,478
Total Temporary Equity	24,032,300	22,959,945

	June 30, 2018	December 31, 2017
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 419,859 and 453,567 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively with a liquidation preference of $625,590 and $675,815 at June 30, 2018 and December 31, 2017, respectively.	420	454

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, 31,568 and 31,568 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively with a liquidation preference of $3,156,800 and $3,156,800 at June 30, 2018 and December 31, 2017, respectively.	32	32

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 33,357,538 and 32,658,176 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	33,358	32,658
Additional paid-in capital	69,185,118	67,768,509
Accumulated deficit	(41,832,954)	(39,816,300)
Total Vertex Energy, Inc. stockholders' equity	27,385,974	27,985,353
Non-controlling interest	581,280	399,005
Total Equity	27,967,254	28,384,358
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$86,952,212	$84,305,474

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$46,917,770	$36,912,779	$88,285,965	$71,683,393
Cost of revenues (exclusive of depreciation and amortization shown separately below)	36,796,258	31,466,029	71,841,409	62,167,583
Gross profit	10,121,512	5,446,750	16,444,556	9,515,810

Operating expenses:
Selling, general and administrative expenses	5,364,591	5,359,897	11,010,033	10,589,734
Depreciation and amortization	1,733,076	1,645,030	3,427,175	3,245,090
Total operating expenses	7,097,667	7,004,927	14,437,208	13,834,824
Income (loss) from operations	3,023,845	(1,558,177)	2,007,348	(4,319,014)
Other income (expense):
Interest income	659	2,277	659	4,229
Gain (loss) on sale of assets	8,843	(26,399)	51,523	(39,499)
Gain (loss) on change in value of derivative warrant liability	475,913	384,769	44,162	1,305,441
Interest expense	(847,456)	(618,448)	(1,649,971)	(1,954,935)
Total other income (expense)	(362,041)	(257,801)	(1,553,627)	(684,764)
Income (loss) before income tax	2,661,804	(1,815,978)	453,721	(5,003,778)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	2,661,804	(1,815,978)	453,721	(5,003,778)
Net income (loss) attributable to non-controlling interest	131,736	51,528	182,275	60,136
Net income (loss) attributable to Vertex Energy, Inc.	2,530,068	(1,867,506)	271,446	(5,063,914)

Accretion of discount on Series B and B-1 Preferred Stock	(470,825)	(410,097)	(928,678)	(843,298)
Accrual of dividends on Series B and B-1 Preferred Stock	(620,069)	(418,571)	(1,359,423)	(836,208)
Net income (loss) available to common shareholders	$1,439,174	$(2,696,174)	$(2,016,655)	$(6,743,420)
Income (loss) per common share
Basic	$0.03	$(0.08)	$(0.06)	$(0.21)
Diluted	$0.03	$(0.08)	$(0.06)	$(0.21)
Shares used in computing earnings per share
Basic	33,300,456	32,350,218	33,182,748	32,650,347
Diluted	37,013,651	32,350,218	33,182,748	32,650,347

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net income (loss)	$453,721	$(5,003,778)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Stock based compensation expense	329,721	297,473
Depreciation and amortization	3,427,175	3,245,090
(Gain) loss on sale of assets	(51,523)	39,499
(Increase) decrease in fair value of derivative warrant liability	(44,162)	(1,305,441)
Loss on commodity derivative contracts	1,212,087	—
Net cash settlements on commodity derivatives	(1,393,970)	—
Amortization of debt discount and deferred costs	290,746	428,159
Changes in operating assets and liabilities
Accounts receivable	(1,300,384)	1,331,191
Inventory	(2,156,895)	(208,027)
Prepaid expenses	687,156	1,883,798
Accounts payable and accrued expenses	1,947,234	(1,615,582)
Other assets	(205,942)	129,200
Net cash provided by (used in) operating activities	3,194,964	(778,418)
Cash flows from investing activities
Acquisition of SES	(269,823)	—
Acquisition of Acadiana	—	(710,350)
Acquisition of Nickco	—	(1,096,730)
Purchase of fixed assets	(1,570,094)	(990,096)
Proceeds from sale of fixed assets	85,230	223,296
Net cash provided by (used in) investing activities	(1,754,687)	(2,573,880)
Cash flows from financing activities
Payments on capital leases	(10,797)	—
Payment of debt issuance costs	—	(1,718,088)
Line of credit (payments) proceeds, net	(816,797)	109,710
Proceeds from note payable	1,667,426	14,763,297
Payments on note payable	(1,667,066)	(11,041,958)
Net cash provided by (used in) financing activities	(827,234)	2,112,961
Net change in cash, cash equivalents and restricted cash	613,043	(1,239,337)
Cash, cash equivalents, and restricted cash at beginning of the period	1,105,787	3,206,158
Cash, cash equivalents, and restricted cash at end of period	$1,718,830	$1,966,821

SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,126,362	$746,893
Cash received for income tax benefit	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$34	$36
Conversion of Series B-1 Preferred Stock into common stock	$987,259	$119,440
Accretion of discount on Series B and B-1 Preferred Stock	$928,678	$843,298
Dividends-in-kind accrued on Series B and B-1 Preferred Stock	$1,359,423	$836,207
Equipment acquired under capital leases	$450,098	$—
Contingent consideration on Nickco acquisition	$—	$284,410
Common restricted shares for Nickco acquisition	$—	$408,000
Return of common shares for sale escrow	$—	$1,109

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited consolidated interim financial statements of Vertex Energy, Inc. (the "Company" or "Vertex Energy") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, contained in the Company's annual report, as filed with the SEC on Form 10-K on March 7, 2018 (the "Form 10-K"). The December 31, 2017 balance sheet was derived from the audited financial statements of our 2017 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2017 as reported in Form 10-K have been omitted.

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

	June 30, 2018	June 30, 2017
Cash	$1,718,830	$458,374
Restricted cash	—	1,508,447
Cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$1,718,830	$1,966,821

Inventory

Inventories of products consist of feedstocks, refined petroleum products and recovered ferrous and non-ferrous metals and are reported at the lower of cost or market.   Cost is determined using the first-in, first-out (“FIFO”) method. The Company reviews its inventory commodities whenever events or circumstances indicate that the value may not be recoverable.

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at June 30, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases expiring before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. To date, certain personnel have attended technical training concerning this new standard and management is currently reviewing our various leases to identify those affected by ASU No. 2016-02 and believes the project is progressing timely.

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At June 30, 2018 and 2017 and for each of the six months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	43%	18%	6%	—%
Customer 2	7%	—%	11%	5%
Customer 3	9%	3%	13%	11%
Customer 4	4%	1%	19%	—%
Customer 5	—%	—%	7%	21%

At June 30, 2018 and 2017 and for each of the six months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	—%	100%	—%	—%	100%	—%
Customer 3	100%	—%	—%	100%	—%	—%
Customer 4	—%	—%	—%	100%	—%	—%
Customer 5	—%	—%	—%	100%	—%	—%

The Company had no vendors that represented 10% of total purchases or payables for the three and six months ended June 30, 2018 and 2017.

In February 2013, Bank of America agreed to lease the Company equipment to enhance the Thermal Chemical Extraction Process (“TCEP”) operation, which went into effect in April 2013.  Under the current terms of the lease agreement, 4 monthly payments remain of approximately $13,328 each.

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

Litigation:
The Company, in its normal course of business, is involved in various claims and legal action. In the opinion of management, the outcome of these claims and actions will not have a material adverse impact upon the financial position of the Company. We are currently party to the following material litigation proceedings:
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

E-Source Holdings, LLC ("E-Source"), the wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due to plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. E-Source has asserted a counterclaim against Whole for the filing of a mechanic's lien in excess of any amount(s) actually due, as well as a cross-claim against Motiva. Under the terms of E-Source's contract with Motiva, Motiva was to pay all sums due to any sub-contractors of E-Source. In management's opinion, any monies due to Whole, should be paid by Motiva. E-Source seeks to recover the balance due under its contract with Motiva of approximately $1,000,000. The Company is in the early stages of negotiations and hopes to reach a settlement in the third quarter. As of the date of this filing, we do not expect a material loss to impact the financial statements as a whole in connection with the planned settlement.

NOTE 4. REVENUES

Revenue Recognition

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when our performance obligations under the terms of a contract with our customers are satisfied. Recognition occurs when the Company transfers control by completing the specified services at the point in time the customer benefits from the services performed or once our products are delivered. Revenue is measured as the amount of consideration we expect to receive in exchange for completing our performance obligations. Sales tax and other taxes we collect with revenue-producing activities are excluded from revenue. In the case of contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative stand-alone selling prices of the various goods and/or services encompassed by the contract. We do not have any material significant payment terms, as payment is generally due within 30 days after the performance obligation has been satisfactorily completed. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. In applying the guidance in Topic 606, there were no judgments or estimates made that the Company deems significant.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended June 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$10,115,827	$—	$—	$10,115,827
Southern United States	28,353,304	4,392,870	4,055,769	36,801,943
	$38,469,131	$4,392,870	$4,055,769	$46,917,770
Sources of Revenue
Petroleum products	$38,469,131	$4,392,870	$683,270	$43,545,271
Metals	—	—	3,372,499	3,372,499
Total revenues	$38,469,131	$4,392,870	$4,055,769	$46,917,770

	Six Months Ended June 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$18,953,057	$—	$—	$18,953,057
Southern United States	51,753,320	10,068,111	7,511,477	69,332,908
	$70,706,377	$10,068,111	$7,511,477	$88,285,965
Sources of Revenue
Petroleum products	$70,706,377	$10,068,111	$1,060,412	$81,834,900
Metals	—	—	6,451,065	6,451,065
Total revenues	$70,706,377	$10,068,111	$7,511,477	$88,285,965

	Three Months Ended June 30, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$8,782,587	$—	$—	$8,782,587
Southern United States	18,601,815	5,186,358	4,342,019	28,130,192
	$27,384,402	$5,186,358	$4,342,019	$36,912,779
Sources of Revenue
Petroleum products	$27,384,402	$5,186,358	$1,904,485	$34,475,245
Metals	—	—	2,437,534	2,437,534
Total revenues	$27,384,402	$5,186,358	$4,342,019	$36,912,779

	Six Months Ended June 30, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$14,535,599	$—	$—	$14,535,599
Southern United States	37,652,886	10,580,399	8,914,509	57,147,794
	$52,188,485	$10,580,399	$8,914,509	$71,683,393
Sources of Revenue
Petroleum products	$52,188,485	$10,580,399	$6,104,703	$68,873,587
Metals	—	—	2,809,806	2,809,806
Total revenues	$52,188,485	$10,580,399	$8,914,509	$71,683,393

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

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018 (Unaudited)	December 31, 2017
Accounts receivable trade	$14,214,081	$12,925,059
Allowance for doubtful accounts	(1,624,706)	(1,636,068)
Accounts receivable trade, net	$12,589,375	$11,288,991

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

Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time. The interest rate is 14% at June 30, 2018.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement” and together with the EBC Credit Agreement, the "Credit Agreements") with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At June 30, 2018, the maximum amount available to be borrowed was $6,225,270, based on the above borrowing base calculation.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 1.98% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
The Revolving Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. Borrowings under a revolving credit agreement that contain a subjective acceleration clause and also require a borrower to maintain a lockbox with the lender (whereby lockbox receipts may be applied to reduce the amount outstanding under the revolving credit agreement) are considered short-term obligations. As a result, the debt is classified as a current liability at June 30, 2018.
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
The principal balances of the EBC Credit Agreement and the Revolving Credit Agreement as of June 30, 2018 are $15,800,000 and $3,774,730, respectively.

Texas Citizens Bank Loan Agreement

The Company has notes payable to Texas Citizens Bank bearing interest at 5.50% per annum, maturing on January 7, 2020.  The balances of the notes payable are $496,712 and $834,283 at June 30, 2018 and December 31, 2017, respectively.
Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $91,324 at June 30, 2018 and $803,392 at December 31, 2017.

Capital Leases

On March 1, 2018, the Company obtained one capital lease. Payments are $908 per month for three years and the amount of the capital lease obligation has been reduced to $27,239 at June 30, 2018.

On May 29, 2018, the Company obtained one capital lease. Payments are $26,305 per quarter for four years and the amount of the capital lease obligation has been reduced to $412,062 at June 30, 2018.

The Company's outstanding debt facilities as of June 30, 2018 and December 31, 2017 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2018	Balance on December 31, 2017
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$15,800,000	$14,750,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	3,774,730	4,591,527
Tetra Capital Lease	Capital Lease	May, 2018	May, 2022	$419,690	412,062	—
Well Fargo Equipment Lease	Capital Lease	March, 2018	March, 2021	$30,408	27,239	—
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	496,712	834,283
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	91,324	803,392
Total					20,602,067	20,979,202
Deferred finance cost, net					(948,825)	(1,239,570)
Total, net of deferred finance costs					$19,653,242	$19,739,632

Future contractual maturities of notes payable as of June 30, 2018 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$14,900,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	3,774,730	—	—	—	—	—
Tetra Capital Lease	112,050	88,743	94,919	116,350	—	—
Well Fargo Equipment Lease	9,814	10,290	7,135	—	—	—
Texas Citizens Bank	496,712	—	—	—	—	—
Various institutions	91,324	—	—	—	—	—
Totals	5,384,630	14,999,033	102,054	116,350	—	—
Deferred finance costs, net	(581,488)	(367,337)	—	—	—	—
Totals, net of deferred finance costs	$4,803,142	$14,631,696	$102,054	$116,350	$—	$—
NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended June 30, 2018 and 2017 excludes: 1) options to purchase 3,466,714 and 2,583,058 shares, respectively, of common stock, 2) warrants to purchase 7,353,056 and 7,353,061 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,499,059 and 3,376,938 shares, respectively, of common stock, and 4) Series B1 Preferred Stock which is convertible into 13,105,989 and 12,862,572 shares, respectively, of common stock. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the six months ended June 30, 2018 and 2017 excludes: 1) options to purchase 3,603,250 and 2,583,058 shares, respectively, of common stock, 2) warrants to purchase 7,353,056 and 7,353,061 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,499,059 and 3,376,938 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 13,105,989 and 12,862,572 shares, respectively, of common stock, 5) Series A Preferred Stock which is convertible into 419,859 and 456,608 shares, respectively, of common stock, and 6) Series C Preferred Stock, which is convertible into 3,156,800 and 3,156,800 shares of common stock, respectively.

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, our Series A Preferred Stock, Series C Preferred Stock, and Series B and B1 Preferred Stock are considered participating securities. Basic earnings per common share are calculated by dividing the net income, adjusted for preferred dividends and income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the dilutions that would occur if any potential dilutive instruments were exercised or converted into common shares. The dilutive effect of participating securities is calculated using the more dilutive of the treasure stock method of two-class method. Other potentially dilutive securities include preferred stock, stock options and warrants, and restricted stock. These are included in diluted shares to the extent they are dilutive under the treasure stock method for the applicable periods. During the periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Basic Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$1,439,174	$(2,696,174)	$(2,016,655)	$(6,743,420)
Less allocation of dividends to participating securities	(543,698)	—	—	—
Total	895,476	(2,696,174)	(2,016,655)	(6,743,420)
Denominator:
Weighted-average shares outstanding	33,300,456	32,350,218	33,182,748	32,650,347
Basic earnings per share	$0.03	$(0.08)	$(0.06)	$(0.21)

Diluted Earnings per Share
Numerator:
Net income (loss) available to common shareholders	$1,439,174	$(2,696,174)	$(2,016,655)	$(6,743,420)
Less diluted allocation of dividends to participating securities	(446,158)	—	—	—
Total	993,016	(2,696,174)	(2,016,655)	(6,743,420)
Denominator:
Weighted-average shares outstanding	33,300,456	32,350,218	33,182,748	32,650,347
Effect of dilutive securities
Stock options and warrants	136,536	—	—	—
Preferred Stock A	419,859	—	—	—
Preferred Stock C	3,156,800	—	—	—
Diluted weighted-average shares outstanding	37,013,651	32,350,218	33,182,748	32,650,347
Diluted earnings (loss) per share	$0.03	$(0.08)	$(0.06)	$(0.21)

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of June 30, 2018, there were 33,357,538 common shares issued and outstanding.

During the six months ended June 30, 2018, the Company issued 699,121 shares of common stock in connection with the conversion of Series B1, Series B, and Series A Convertible Preferred Stock, pursuant to the terms of such securities. In addition, the Company issued 241 shares of common stock in connection with the cashless exercise of options.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. The number of designated shares of the Company's Series C Convertible Preferred Stock is 44,000. As of June 30, 2018 and December 31, 2017, there were 419,859 shares and 453,567 shares of Series A Preferred Stock issued and outstanding, respectively. As of June 30, 2018 and December 31, 2017, there were 3,499,059 and 3,427,597 shares of Series B Preferred Stock issued and outstanding, respectively. As of June 30, 2018 and December 31, 2017, there were 13,105,989 and 13,151,989 shares of Series B1 Preferred Stock issued and outstanding, respectively. As of both June 30, 2018 and December 31, 2017, there were 31,568 shares of Series C Preferred Stock issued and outstanding.
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
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, during the six months ended June 30, 2018 and 2017:

	2018	2017
Balance at beginning of period	$7,190,467	$5,676,467
Less: conversions of shares to common	(62,973)	—
Plus: discount accretion	525,664	419,196
Plus: dividends in kind	278,372	353,413
Balance at end of period	$7,931,530	$6,449,076

The Series B Warrants and Series B1 Warrants were revalued at June 30, 2018 and December 31, 2017 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $2,201,246 and $2,245,408, respectively. At June 30, 2018, the Series B Warrants and Series B1 Warrants were valued at approximately $653,807 and $1,547,439, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 76%-100%, risk free interest rate of 2.58% (Series B Warrants) and 2.72% (Series B1 Warrants), and expected term of 2.22 years (Series B Warrants) and 3.61 years (Series B1 Warrants).
At both June 30, 2018 and December 31, 2017, a total of $137,963 and $139,186 of dividends were accrued on our outstanding Series B Preferred Stock. During the three months ended June 30, 2018 and 2017, we paid dividends in-kind in additional shares of Series B Preferred Stock of $139,186 and $139,186, respectively.

Series B1 Preferred Stock and Temporary Equity

Dividends on our Series B1 Preferred Stock accrue at an annual rate of 6% of the original issue price of the preferred stock ($1.56 per share), subject to increases if certain EBITDA thresholds are not met, and are payable on a quarterly basis. The dividends are payable by the Company, at the Company’s election, in registered common stock of the Company (if available), cash, or in-kind in Series B Preferred Stock at $1.56 per share. At March 31, 2018, and June 30, 2018, the EBITDA thresholds were not met resulting in a 9% dividend rate.

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

The Warrants issued in connection with the Series B1 Preferred Stock offering (Series B1 Warrants) were initially valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the May 2016 Warrant shares at $2,867,264. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $16,100,770 with the May 2016 Warrants accounted for as liabilities at their fair value. The initial value assigned to the derivative warrant liability was recognized through a corresponding discount to the Series B1 Preferred Stock. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. This initial valuation of the warrants resulted in a beneficial conversion feature on the convertible preferred stock of $2,371,106. The amounts related to the warrant discount and beneficial conversion feature will be accreted over the term as a deemed dividend. Fees in the amount of $0.6 million relating to the stock placement were netted against proceeds.

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, for the six months ended June 30, 2018, and 2017:

	2018	2017
Balance at beginning of period	$15,769,478	$13,927,788
Less: conversions of shares to common	(754,766)	(86,467)
Plus: dividends-in-kind	683,044	568,697
Plus: discount accretion	403,014	391,129
Balance at end of period	$16,100,770	$14,801,147

As of June 30, 2018 and December 31, 2017, respectively, a total of $396,717 and $276,144 of dividends were accrued on our outstanding Series B1 Preferred Stock. During the three months ended June 30, 2018 and 2017, we paid dividends in-kind in additional shares of Series B Preferred Stock of $401,517 and $276,144, respectively.

The following is an analysis of changes in the derivative liability for the six months ended June 30:

Level Three Roll-Forward
	2018	2017
Balance at beginning of period	$2,245,408	$4,365,992
Change in valuation of warrants	(44,162)	(1,305,441)
Balance at end of period	$2,201,246	$3,060,551

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three and six months ended June 30, 2018 and 2017 is as follows:

THREE MONTHS ENDED JUNE 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$38,469,131	$4,392,870	$4,055,769	$46,917,770

Income (loss) from operations	$2,969,532	$(357,656)	$411,969	$3,023,845

THREE MONTHS ENDED JUNE 30, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$27,384,402	$5,186,358	$4,342,019	$36,912,779

Income (loss) from operations	$(1,376,897)	$(228,256)	$46,976	$(1,558,177)

SIX MONTHS ENDED JUNE 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$70,706,377	$10,068,111	$7,511,477	$88,285,965

Income (loss) from operations	$2,210,180	$(701,040)	$498,208	$2,007,348

SIX MONTHS ENDED JUNE 30, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$52,188,485	$10,580,399	$8,914,509	$71,683,393

Income (loss) from operations	$(4,047,001)	$(212,550)	$(59,463)	$(4,319,014)

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax rate of 21% because of the change in our valuation allowance.
The year to date income at June 30, 2018 put the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $55.2 million as of June 30, 2018 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated a pre-tax income of approximately $322,000 from January 1, 2018 through June 30, 2018.

NOTE 12. COMMODITY DERIVATIVE INSTRUMENTS

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

The mark-to-market effects of these contracts as of June 30, 2018, are summarized in the following table. The Company held no open contracts at December 31, 2017. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Jun. 2018- Aug. 2018	$62.29	60,000	$320,000
Swap	Jun. 2018- Aug. 2018	$86.32	60,000	$(229,656)
Futures	Jun. 2018- Aug. 2018	$90.98	75,000	$(136,958)

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of June 30, 2018 are presented in the table below.

Balance Sheet Classification	Contract Type	2018

	Crude oil swaps	$90,344
	Crude oil futures	(136,958)

Derivative commodity liability		$(46,614)

NOTE 12. ASSET PURCHASE

On April 30, 2018, the Company entered into and closed an Asset Purchase Agreement (the "APA") with Specialty Environmental Services ("SES") pursuant to which the Company agreed to buy substantially all of SES's customer relations, vehicles, equipment, supplies and tools in Texas for an aggregate purchase price of $269,826. We recognized most of the consideration in tangible and intangible assets as of the purchase date.

NOTE 13. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind

We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which were accrued as of June 30, 2018, in-kind by way of the issuance of 52,490 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in July 2018 and the issuance of 294,894 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2018. If converted in full, the 52,490 shares of Series B Preferred Stock would convert into 52,490 shares of common stock and the 294,894 shares of Series B1 Preferred Stock would convert into 294,894 shares of common stock.

Conversion of Series C Convertible Preferred Stock

On July 27, 2018, a holder of shares of Series C Convertible Preferred Stock converted 16,675 shares of our Series C Convertible Preferred Stock into 1,667,500 shares of our common stock, pursuant to the terms of such Series C Convertible Preferred Stock.

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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve month period ending June 30, 2018, we aggregated approximately 100.8 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 75.7 million gallons of used motor oil with our proprietary vacuum gas oil ("VGO") and Base Oil processes.
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
Gasoline Blendstock
Gasoline Blendstock includes Naphthas and various distillate products used for blending or compounding into finished motor gasoline. These components can include reformulated gasoline blendstock for oxygenate blending (RBOB) but exclude oxygenates (alcohols and ethers), butane, and pentanes plus.
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

Recent Events:
Specialty Environmental Services Asset Purchase

On April 30, 2018, the Company entered into and closed an Asset Purchase Agreement (the "APA") with Specialty Environmental Services ("SES") pursuant to which the Company purchased substantially all of SES's customer relations, vehicles, equipment, supplies and tools in Texas for an aggregate purchase price of $269,826. We recognized most of the consideration in tangible and intangible assets as of the purchase date.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

Set forth below are our results of operations for the three months ended June 30, 2018 as compared to the same period in 2017.

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2018	2017
Revenues	$46,917,770	$36,912,779	$10,004,991	27%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	36,796,258	31,466,029	(5,330,229)	(17)%
Gross profit	10,121,512	5,446,750	4,674,762	86%

Selling, general and administrative expenses	5,364,591	5,359,897	(4,694)	—%
Depreciation and amortization	1,733,076	1,645,030	(88,046)	(5)%
Total operating expenses	7,097,667	7,004,927	(92,740)	(1)%

Income (loss) from operations	3,023,845	(1,558,177)	4,582,022	294%

Other income (expense):
Interest income	659	2,277	(1,618)	(71)%
Gain (loss) on asset sales	8,843	(26,399)	35,242	133%
Gain (loss) on change in value of derivative liability	475,913	384,769	91,144	24%
Interest expense	(847,456)	(618,448)	(229,008)	(37)%
Total other income (expense)	(362,041)	(257,801)	(104,240)	(40)%

Income (loss) before income tax	2,661,804	(1,815,978)	4,477,782	247%

Income tax benefit (expense)	—	—	—	—%

Net income (loss)	2,661,804	(1,815,978)	4,477,782	247%
Net income (loss) attributable to non-controlling interest	131,736	51,528	80,208	156%
Net income (loss) attributable to Vertex Energy, Inc.	$2,530,068	$(1,867,506)	$4,397,574	235%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased by 27% for the three months ended June 30, 2018, compared to the same period in 2017, due primarily to higher commodity prices during the three months ended June 30, 2018, compared to the same period in 2017. Total volume decreased 7% during the three months ended June 30, 2018 compared to the same period in 2017. Volumes were impacted as a result of turnarounds at each of our facilities during the period in 2018 as well as a reduction in products received from other facilities that were undergoing extended turnarounds. Gross profit increased by 86% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was the result of our overall revenue improving due to higher commodity prices, a slight increase in volumes at our refining facilities and closer management of our costs and spreads during the period.

Additionally, our per barrel margin increased 102% for the three months ended June 30, 2018, relative to the three months ended June 30, 2017. This increase was a result of increased revenues and improvements in our product spreads related to increases in commodity prices, better management of our costs and spreads during the three months ended June 30, 2018, compared to the same period during 2017. The 17% increase in cost of revenues for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is mainly a result of the increase in commodity prices and overhead operating expenses during the period.

Each of our segments’ income (loss) from operations during the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2018	2017
Total revenue	$38,469,131	$27,384,402	$11,084,729	40%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	29,723,927	22,967,478	(6,756,449)	(29)%
Gross profit (loss)	8,745,204	4,416,924	4,328,280	98%
Selling general and administrative expense	4,448,792	4,551,446	102,654	2%
Depreciation and amortization	1,326,880	1,242,375	(84,505)	(7)%
Income (loss) from operations	$2,969,532	$(1,376,897)	$4,346,429	316%

Refining Segment
Total revenue	$4,392,870	$5,186,358	$(793,488)	(15)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	4,034,509	4,704,353	669,844	14%
Gross profit (loss)	358,361	482,005	(123,644)	(26)%
Selling general and administrative expense	456,148	457,771	1,623	—%
Depreciation and amortization	259,869	252,490	(7,379)	(3)%
Income (loss) from operations	$(357,656)	$(228,256)	$(129,400)	(57)%

Recovery Segment
Total revenue	$4,055,769	$4,342,019	$(286,250)	(7)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	3,037,821	3,794,197	756,376	20%
Gross profit (loss)	1,017,948	547,822	470,126	86%
Selling general and administrative expense	459,652	350,680	(108,972)	(31)%
Depreciation and amortization	146,327	150,166	3,839	3%
Income (loss) from operations	$411,969	$46,976	$364,993	777%

Our Black Oil division's volume increased approximately 2% during the three months ended June 30, 2018 compared to the same period in 2017. This increase was due to improved operations at our plants, improved pricing for our finished products and increases in growth throughout our collection network. Volumes collected through our H&H Oil, L.P. (“H&H Oil”)(based in Houston, Austin and Corpus Christi, Texas) and Heartland (based in Ohio and West Virginia) collection facilities increased 18% during the three months ended June 30, 2018 compared to the same period in 2017. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold decreased 7% for the three months ended June 30, 2018 versus the same period in 2017. This is important for our business as it illustrates our reach into the market.

In addition, commodity prices increased approximately 41% for the three months ended June 30, 2018, compared to the same period in 2017. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended June 30, 2018 increased $19.09 per barrel from a three month average of $43.27 for the three months ended June 30, 2017 to $62.36 per barrel for the three months ended June 30, 2018.

Overall volume for the Refining and Marketing division decreased 40% during the three months ended June 30, 2018 as compared to the same period in 2017. Our fuel oil cutter volumes decreased 16% for the three months ended June 30, 2018, compared to the same period in 2017. Our pygas volumes decreased 56% for the three months ended June 30, 2018 as compared to the same period in 2017. These were a result of decreases in volumes of feedstock to process.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division decreased 7% as a result of lower volumes, during the three months ended June 30, 2018, compared to the same period in 2017. Volumes of petroleum products acquired in our Recovery business were down 36% during the three months ended June 30, 2018, compared to the same period during 2017. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 86% and our margin per barrel increased approximately 102% for the three months ended June 30, 2018, compared to the same period in 2017. This increase was largely a result of increased commodity prices, slightly increased volumes processed through our facilities along with the improvement in spread related to higher finished product values and controlling feedstock costs and operational expenses during the quarter.

We had selling, general, and administrative expenses of $5,364,591 for the three months ended June 30, 2018, compared to $5,359,897 of selling, general, and administrative expenses for the prior year’s period, an increase of $4,694 from the prior period.

We had income from operations of $3,023,845 for the three months ended June 30, 2018, compared to a loss from operations of $1,558,177 for the three months ended June 30, 2017, an increase of $4,582,022 or 294% from the prior year’s three-month period.  The increase was due to an increase in revenues resulting from improved market conditions, improvements in commodity prices, and higher volumes at our refining facilities; which translated into an overall improvement in our gross profit.

We also had interest expense of $847,456 for the three months ended June 30, 2018, compared to interest expense of $618,448 for the three months ended June 30, 2017, an increase in interest expense of $229,008 or 37% from the prior period due to a greater amount of debt outstanding during the three months ended June 30, 2018 related to investments being made at its refining facilities.

We had a gain on the sale of assets of $8,843 for the three months ended June 30, 2018 compared to a loss on the sale of assets of $26,399 during the three months ended March 31, 2017. The gain was a result of the sale of certain E-Source assets.

We had a $475,913 gain on change in value of derivative liability for the three months ended June 30, 2018, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a gain on change in the value of our derivative liability of $384,769 in the prior year's period. This change was mainly due to fluctuation in the market price of our common stock.

We had net income of $2,661,804 for the three months ended June 30, 2018, compared to a net loss of $1,815,978 for the three months ended June 30, 2017, an increase in net income of $4,477,782 or 247% from the prior period for the reasons described above.

During the three months ended June 30, 2018 and 2017, the processing costs for our Refining and Marketing division located at KMTEX were $418,502 and $676,183, respectively. In addition, we have provided the results of operations for this segment of our business below during the same three month periods.

Three Months Ended June 30,
	Refining and Marketing
	2018	2017
Revenues	$4,392,870	$5,186,358

Loss from operations	$(357,656)	$(228,256)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017

Set forth below are our results of operations for the six months ended June 30, 2018 as compared to the same period in 2017.

	Six Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2018	2017
Revenues	$88,285,965	$71,683,393	$16,602,572	23%
Cost of Revenues (exclusive of depreciation shown separately below)	71,841,409	62,167,583	(9,673,826)	(16)%
Gross Profit	16,444,556	9,515,810	6,928,746	73%
Selling, general and administrative expenses	11,010,033	10,589,734	(420,299)	(4)%
Depreciation and amortization	3,427,175	3,245,090	(182,085)	(6)%
Income (loss) from operations	2,007,348	(4,319,014)	6,326,362	146%
Interest Income	659	4,229	(3,570)	(84)%
Gain (loss) on sale of assets	51,523	(39,499)	91,022	230%
Gain (loss) on change in value of derivative liability	44,162	1,305,441	(1,261,279)	(97)%
Interest expense	(1,649,971)	(1,954,935)	304,964	16%
Total other income (expense)	(1,553,627)	(684,764)	(868,863)	(127)%
Income (loss) before income taxes	453,721	(5,003,778)	5,457,499	109%
Income tax (expense) benefit	—	—	—	—%
Net income (loss)	453,721	(5,003,778)	5,457,499	109%
Net income (loss) attributable to non-controlling interest	182,275	60,136	122,139	203%
Net income (loss) attributable to Vertex Energy, Inc.	$271,446	$(5,063,914)	$5,335,360	105%

Each of our segments’ gross profit (loss) during the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2018	2017
Total revenue	$70,706,377	$52,188,485	$18,517,892	35%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	56,693,905	44,837,055	(11,856,850)	(26)%
Gross profit (loss)	14,012,472	7,351,430	6,661,042	91%
Selling, general and administrative expense	9,177,416	8,922,310	(255,106)	(3)%
Depreciation and amortization	2,624,876	2,476,121	(148,755)	(6)%
Income (loss) from operations	$2,210,180	$(4,047,001)	$6,257,181	155%

Refining Segment
Total revenue	$10,068,111	$10,580,399	$(512,288)	(5)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	9,274,041	9,351,969	77,928	1%
Gross profit	794,070	1,228,430	(434,360)	(35)%
Selling, general and administrative expense	984,958	946,199	(38,759)	(4)%
Depreciation and amortization	510,152	494,781	(15,371)	(3)%
Income (loss) from operations	$(701,040)	$(212,550)	$(488,490)	(230)%

Recovery Segment
Total revenue	$7,511,477	$8,914,509	$(1,403,032)	(16)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,873,462	7,978,558	2,105,096	26%
Gross profit	1,638,015	935,951	702,064	75%
Selling, general and administrative expense	847,660	721,225	(126,435)	(18)%
Depreciation and amortization	292,147	274,189	(17,958)	(7)%
Income (loss) from operations	$498,208	$(59,463)	$557,671	938%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased by 23% for the six months ended June 30, 2018 compared to the same period in 2017, due primarily to higher commodity prices and increased volumes at our refineries, during the six months ended June 30, 2018 compared to the prior period. Total volume decreased 5% during the six months ended June 30, 2018 compared to the same period in 2017. Volumes were impacted as a result of turnarounds at each of our facilities during the 2018 period, as well as volumes being impacted by extensive turnarounds at some of our suppliers that delayed volumes of feedstock into our Refining & Marketing division. Gross profit increased by 73% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was the result of our overall revenue improving due to higher commodity prices, and closer management of our costs and spreads during the period. In our collection division we have continued to grow volumes organically. As a result of higher commodity pricing we have transitioned to a pay for oil program at our collection division.

Additionally, our per barrel margin increased during the six months ended June 30, 2018 to 83% relative to the six months ended June 30, 2017. This increase was a result of increased revenues and improvements in our finished product spreads related to increases in our product values during the six months ended June 30, 2018, compared to the same period during 2017. The 16% increase in cost of revenues for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, is mainly a result of the increase in commodity prices and shift to a pay for oil program implemented through our collections.

Our Black Oil division's volume increased approximately 3% during the six months ended June 30, 2018, compared to the same period in 2017. This increase was due to the increased amount of volume managed through our facilities. The increase is related to investments we have made in our facilities to improve efficiency and overall production. Volumes collected through our H&H Oil and Heartland collection facilities increased 17% during the six months ended June 30, 2018, compared to the same period in 2017. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold decreased 5% for the six months ended June 30, 2018, versus the same period in 2017. This is important for our business as it illustrates our reach into the market.

In addition, commodity prices increased approximately 30% for the six months ended June 30, 2018, compared to the same period in 2017. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the six months ended June 30, 2018, increased $14.27 per barrel from a six month average of $44.45 for the six months ended June 30, 2017, to $58.72 per barrel for the six months ended June 30, 2018.

Overall volume for the Refining and Marketing division decreased 25% during the six months ended June 30, 2018 as compared to the same period in 2017. This division experienced an increase in production of 1% for its gasoline blendstock for the six months ended June 30, 2018, compared to the same period in 2017. Our fuel oil cutter volumes decreased 7% for the six months ended June 30, 2018, compared to the same period in 2017. Our pygas volumes decreased 36% for the six months ended June 30, 2018 as compared to the same period in 2017. These changes were a result of decreases in volumes of feedstock to process from facilities that were undergoing extensive and delayed turnarounds that impacted the volume of product being shipped out.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division decreased 16% as a result of lower volumes compared to the same period in 2017. Volumes of petroleum products acquired, in our Recovery business were down 34% during the six months ended June 30, 2018, compared to the same period during 2017. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 73% and our margin per barrel increased approximately 83% for the six months ended June 30, 2018, compared to the same period in 2017. This increase was largely a result of increased volumes at our refineries along with the increase in value of our finished products as a result of improved commodity pricing.

The following table sets forth the high and low spot prices during the six months ended June 30, 2018, for our key benchmarks.

2018
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.17	May 22	$1.64	February 12
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.19	May 22	$1.71	February 12
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$70.27	June 29	$51.30	February 9
NYMEX Crude oil (dollars per barrel)	$74.15	June 29	$59.19	February 13
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the six months ended June 30, 2017, for our key benchmarks.

2017
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.56	February 1	$1.22	June 23
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$1.71	April 10	$1.41	June 22
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$48.69	January 5	$39.42	June 21
NYMEX Crude oil (dollars per barrel)	$54.45	February 23	$42.53	June 21
Reported in Platt's US Marketscan (Gulf Coast)

We saw a significant rise during the first six months of 2018, in each of the benchmark commodities we track compared to the same period in 2017.

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

We had selling, general, and administrative expenses of $11,010,033 for the six months ended June 30, 2018, compared to $10,589,734 of selling, general, and administrative expenses for the prior year's period, an increase of $420,299 or 4%. This increase is primarily due to the additional selling, general and administrative expenses incurred by new business lines and acquisitions.

We had income from operations of $2,007,348 for the six months ended June 30, 2018, compared to a loss from operations of $4,319,014 for the six months ended June 30, 2017, an increase of $6,326,362 or 146% from the prior year’s six-month period.  The increase was mainly due to an increase in overall gross profit for the six months ended June 30, 2018.

We had interest expense of $1,649,971 for the six months ended June 30, 2018, compared to interest expense of $1,954,935 for the six months ended June 30, 2017, a decrease in interest expense of $304,964 or 16% due to the immediate recognition of unaccreted discounts upon the termination of the debt facilities with Goldman Sachs, Fox and Midcap and the refinancing with Encina, all of which occurred during the six months ended June 30, 2017.

We had a gain and a (loss), respectively, on the sale of assets of $51,523 and $(39,499) for the six months ended June 30, 2018 and 2017, respectively, mainly related to the sale of certain E-Source assets.

We had a $44,162 gain on change in value of derivative liability for the six months ended June 30, 2018, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a gain on change in the value of our derivative liability of $1,305,441 in the prior year's period. This change was mainly due to a fluctuation in the market price of our common stock.

We had net income of $453,721 for the six months ended June 30, 2018, compared to a net loss of $5,003,778 for the six months ended June 30, 2017, an increase in net income of $5,457,499 or 109% from the prior period for the reasons described above.

During the six months ended June 30, 2018 and 2017, the processing costs for our Refining and Marketing division located at KMTEX were $941,891 and $1,250,881, respectively. In addition, we have provided the results of operations for this segment of our business below during the same six month period.

Six Months Ended
	Refining and Marketing
	2018	2017
Revenues	$10,068,111	$10,580,399

Loss from operations	$(701,040)	$(212,550)

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations for the first half of 2018, fiscal year 2017 and fourth, third and second quarters of 2016.

	Fiscal 2018		Fiscal 2017				Fiscal 2016
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$46,917,770	$41,368,195	$41,345,248	$32,470,451	$36,912,779	$34,770,614	$31,055,936	$28,461,930	$24,428,444
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	36,796,258	35,045,151	33,362,445	28,696,461	31,466,029	30,701,554	25,954,677	22,552,232	19,486,073
Gross Profit (loss)	10,121,512	6,323,044	7,982,803	3,773,990	5,446,750	4,069,060	5,101,259	5,909,698	4,942,371
Selling, general and administrative expenses	5,364,591	5,645,442	5,405,047	5,690,761	5,359,897	5,229,837	4,869,257	5,025,221	4,714,558
Depreciation and amortization	1,733,076	1,694,099	1,700,413	1,697,821	1,645,030	1,600,060	1,569,414	1,560,562	1,553,655
Total operating expenses	7,097,667	7,339,541	7,105,460	7,388,582	7,004,927	6,829,897	6,438,671	6,585,783	6,268,213
Income (loss) from operations	3,023,845	(1,016,497)	877,343	(3,614,592)	(1,558,177)	(2,760,837)	(1,337,412)	(676,085)	(1,325,842)
Other income (expense):
Interest income	659	—	—	1,519	2,277	1,952	1,522	1,490	2,486
Gain (loss) on change in value of warrant derivative liability	475,913	(431,751)	(556,318)	1,371,461	384,769	920,672	(674,309)	1,065,217	1,645,288
Gain (loss) on sale of assets	8,843	42,680	14,251	25,693	(26,399)	(13,100)	(1,323)	(68,799)	—
Interest expense	(847,456)	(802,515)	(794,668)	(733,459)	(618,448)	(1,336,487)	(373,900)	(399,545)	(406,019)
Total other income (expense)	(362,041)	(1,191,586)	(1,336,735)	665,214	(257,801)	(426,963)	(1,048,010)	598,363	1,241,755
Income (loss) before income taxes	2,661,804	(2,208,083)	(459,392)	(2,949,378)	(1,815,978)	(3,187,800)	(2,385,422)	(77,722)	(84,087)
Income tax benefit (expense)	—	—	274,423	—	—	—	—	—	—
Net income (loss)	2,661,804	(2,208,083)	(184,969)	(2,949,378)	(1,815,978)	(3,187,800)	(2,385,422)	(77,722)	(84,087)
Net income (loss) attributable to non-controlling interest	131,736	50,539	200,418	34,554	51,528	8,607	13,372	30,234	(41,427)
Net income (loss)	$2,530,068	$(2,258,622)	$(385,387)	$(2,983,932)	$(1,867,506)	$(3,196,407)	$(2,398,794)	$(107,956)	$(42,660)

The graph below charts our total quarterly revenue over time from June 30, 2016 to June 30, 2018:

In the table below, we have disclosed a quarter-by-quarter summary of our gross profit by segment for the first half of 2018, fiscal year 2017 and fourth, third and second quarters of 2016.

	GROSS PROFIT BY SEGMENT BY QUARTER
	Fiscal 2018		Fiscal 2017				Fiscal 2016
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$38,469,131	$32,237,246	$30,441,750	$25,358,317	$27,384,402	$24,804,083	$23,757,821	$22,907,235	$19,836,390
Cost of revenues	29,723,927	26,969,978	24,323,240	22,016,825	22,967,478	21,869,577	19,294,872	17,881,933	15,792,374
Gross profit	$8,745,204	$5,267,268	$6,118,510	$3,341,492	$4,416,924	$2,934,506	$4,462,949	$5,025,302	$4,044,016

Refining & Marketing
Revenues	$4,392,870	$5,675,241	$4,660,406	$4,856,520	$5,186,358	$5,394,041	$3,168,730	$4,436,111	$2,923,481
Cost of revenues	4,034,509	5,239,532	4,222,872	4,850,354	4,704,353	4,647,616	2,918,793	3,635,211	2,252,418
Gross profit	$358,361	$435,709	$437,534	$6,166	$482,005	$746,425	$249,937	$800,900	$671,063

Recovery
Revenues	$4,055,769	$3,455,708	$6,243,092	$2,255,614	$4,342,019	$4,572,490	$4,129,385	$1,118,584	$1,668,573
Cost of revenues	3,037,821	2,835,641	4,816,333	1,829,282	3,794,197	4,184,361	3,741,012	1,035,088	1,441,281
Gross profit	$1,017,948	$620,067	$1,426,759	$426,332	$547,822	$388,129	$388,373	$83,496	$227,292

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

We had total assets of $86,952,212 as of June 30, 2018, compared to $84,305,474 at December 31, 2017. The increase was mainly due to higher inventory levels during the six months ended June 30, 2018.

We had total current liabilities of $17,664,632 as of June 30, 2018, compared to $16,947,904 at December 31, 2017. This increase was largely due to the increase in accounts payable as of June 30, 2018.

We had total liabilities of $34,952,658 as of June 30, 2018, including long-term debt of $14,532,663, which included $496,712 related to E-Source debt.

We had working capital of $6,692,906 as of June 30, 2018, compared to working capital of $3,523,548 as of December 31, 2017. The improvement in working capital from December 31, 2017 to June 30, 2018, is due to the reasons described above.

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

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All of such premium finance agreements have maturities of less than one year and have a balance of $91,324 at June 30, 2018.

The Company's outstanding debt facilities as of June 30, 2018 and December 31, 2017 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on June 30, 2018	Balance on December 31, 2017
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$15,800,000	$14,750,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	3,774,730	4,591,527
Tetra Capital Lease	Capital Lease	May, 2018	May, 2022	$419,690	412,062	—
Well Fargo Equipment Lease	Capital Lease	March, 2018	March, 2021	$30,408	27,239	—
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	496,712	834,283
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	91,324	803,392
Total					20,602,067	20,979,202
Deferred finance costs, net					(948,825)	(1,239,570)
Total, net of deferred finance costs					$19,653,242	$19,739,632

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$14,900,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	3,774,730	—	—	—	—	—
Tetra Capital Lease	112,050	88,743	94,919	116,350	—	—
Well Fargo Equipment Lease	9,814	10,290	7,135	—	—	—
Texas Citizens Bank	496,712	—	—	—	—	—
Various institutions	91,324	—	—	—	—	—
Totals	5,384,630	14,999,033	102,054	116,350	—	—
Deferred finance costs, net	(581,488)	(367,337)	—	—	—	—
Totals, net of deferred finance costs	$4,803,142	$14,631,696	$102,054	$116,350	$—	$—

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

Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 1.98% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
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

Texas Citizens Bank Loan Agreement

On January 7, 2015, E-Source entered into a loan agreement with Texas Citizens Bank to consolidate various smaller debt obligations. The loan agreement provides a term note in the amount of $2,045,500 that matures on January 7, 2020 and had a balance of $496,712 as of June 30, 2018. Borrowings bear a fixed interest rate of 5.5% per annum and interest is calculated from the date of each advance until repayment in full or maturity. The loan has 59 scheduled monthly payments of $45,147 which includes principal and interest. The loan is collateralized by all of the assets of E-Source. The loan contains customary representations, warranties, and covenants for facilities of similar nature and size.

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

Cash flows for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

	Six Months Ended June 30,
	2018	2017
Beginning cash, cash equivalents and restricted cash	$1,105,787	$3,206,158
Net cash provided by (used in):
Operating activities	3,194,964	(778,418)
Investing activities	(1,754,687)	(2,573,880)
Financing activities	(827,234)	2,112,961
Net increase (decrease) in cash, cash equivalents and restricted cash	613,043	(1,239,337)
Ending cash, cash equivalents and restricted cash	$1,718,830	$1,966,821

Net cash provided by operating activities was $3,194,964 for the six months ended June 30, 2018, as compared to net cash used in operating activities of $778,418 during the corresponding period in 2017. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities, as well as private sales of securities. The primary reason for the increase in cash provided by operating activities for the six month period ended June 30, 2018, compared to the same period in 2017, was the improvement in operations which created net income.

Investing activities used cash of $1,754,687 for the six months ended June 30, 2018, as compared to having used $2,573,880 of cash during the corresponding period in 2017 due mainly to acquisitions completed during 2017, partially offset by an increase in property, plant and equipment additions in 2018.

Financing activities used cash of $827,234 for the six months ended June 30, 2018, as compared to providing cash of $2,112,961 during the corresponding period in 2017. The financing activities for the six months ended June 30, 2018 were comprised of note proceeds of approximately $1.7 million, offset by approximately $1.7 million used to pay down our long-term debt, and $0.8 million of payments on our line of credit. The financing activities for the six months ended June 30, 2017 were comprised of net payments of debt issuance costs of approximately $1.7 million, and note proceeds of approximately $14.8 million (in connection with our entry into the EBC Credit Agreement and Revolving Credit Agreement), offset by approximately $11.0 million used to pay down our long-term debt (relating to amounts paid on our previous financing agreements).

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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at June 30, 2018.
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

At June 30, 2018, the Company had about $15.4 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (1.98% at June 30, 2018) plus 6.50% per year.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2018, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

E-Source, a wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source, and Motiva. The claims include Breach of Contract and Quantum Meruit actions relating to asbestos abatement and remediation operations performed for defendants at Motiva's facility in Port Arthur, Jefferson County, Texas. The plaintiff alleges it is due monies earned. Defendants have denied any amounts due plaintiff. The suit seeks damages of approximately $864,000, along with pre-judgment and post-judgment interest, the fair value of certain property alleged to be converted by defendants and reimbursement of legal fees. E-Source has asserted a counterclaim against Whole for the filing of a mechanic's lien in excess of any amount(s) actually due as well as a cross-claim against Motiva. Under the terms of E-Source's contract with Motiva, Motiva was to pay all sums due to any sub-contractors of E-Source. If any additional monies are owed to Whole, those monies should be paid by Motiva. E-Source seeks to recover the balance due under its contract with Motiva of approximately $1,000,000. The Company is in the early stages of negotiations and hopes to reach a settlement in the third quarter. As of the date of this filing, we do not expect a material loss to impact the financial statements as a whole in connection with the planned settlement.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 7, 2018, under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2017, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Recent Sales of Unregistered Securities

For the period from April 1, 2018 to June 30, 2018, a total of approximately $162,719 of dividends accrued on our outstanding Series B Preferred Stock and for the period from April 1, 2018 to June 30, 2018, a total of approximately $460,035 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends in-kind by way of the issuance of 52,490 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in July 2018 and the issuance of 294,894 restricted shares of Series B1 Preferred Stock pro rata to each of the then holders of our Series B1 Preferred Stock in July 2018. If converted in full, the 52,490 shares of Series B Preferred Stock would convert into 52,490 shares of common stock and the 294,894 shares of Series B1 Preferred Stock would convert into 294,894 shares of common stock.

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

On July 27, 2018, the holder of shares of Series C Convertible Preferred Stock of the Company converted 16,675 shares of our Series C Convertible Preferred Stock into 1,667,500 shares of our common stock, pursuant to the terms of such Series C Convertible Preferred Stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances, as the securities were exchanged by us with our existing security holders in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

As a result of the conversions and other transactions described above, there are 419,859 outstanding shares of Series A Convertible Preferred Stock, which if converted in full, would convert into 419,859 shares of common stock; 3,551,549 outstanding shares of Series B Convertible Preferred Stock, which if converted in full, would convert into 3,551,549 shares of common stock; 13,400,883 outstanding shares of Series B1 Convertible Preferred Stock, which if converted in full, would convert into 13,400,883 shares of common stock as of the date of this filing; and 14,893 outstanding shares of Series C Convertible Preferred Stock, which if converted in full, would convert into 1,489,300 shares of common stock.

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

VERTEX ENERGY, INC.

Date: August 8, 2018	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)