Form 10-Q
period 2018-09-30
Vertex Energy Inc.
filed 2018-11-06
CIK 890447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes   ☐ No   ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 40,007,520 shares of common stock are issued and outstanding as of November 5, 2018.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VERTEX ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,840,345	$1,105,787
Accounts receivable, net	14,380,264	11,288,991
Federal income tax receivable	137,212	—
Inventory	6,646,171	6,304,842
Prepaid expenses	3,973,105	1,771,832
Total current assets	26,977,097	20,471,452

Noncurrent assets
Fixed assets, at cost	66,781,807	65,237,652
Less accumulated depreciation	(18,671,219)	(16,617,824)
Fixed assets, net	48,110,588	48,619,828
Goodwill and other intangible assets, net	13,210,821	14,499,354
Federal income tax receivable	137,211	274,423
Other assets	694,059	440,417
TOTAL ASSETS	$89,129,776	$84,305,474

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,805,852	$10,318,738
Dividends payable	479,311	420,713
Capital leases-current	92,900	—
Current portion of long-term debt, net of unamortized finance costs	2,167,171	1,616,926
Derivative commodity liability	601,534	—
Revolving note	5,999,733	4,591,527
Total current liabilities	19,146,501	16,947,904
Long-term liabilities
Long-term debt, net of unamortized finance costs	14,483,702	13,531,179
Capital leases-long-term	322,538	—
Contingent consideration	108,564	236,680
Derivative warrant liability	4,370,379	2,245,408
Total liabilities	38,431,684	32,961,171

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

TEMPORARY EQUITY
Series B Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares designated, 3,551,549 and 3,427,597 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively with a liquidation preference of $11,009,802 and $10,625,551 at September 30, 2018 and December 31, 2017, respectively.	8,432,160	7,190,467

Series B1 Convertible Preferred Stock, $0.001 par value per share; 17,000,000 shares designated, 11,074,331 and 13,151,989 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively with a liquidation preference of $17,275,956 and $20,517,103 at September 30, 2018 and December 31, 2017, respectively.	14,387,804	15,769,478
Total Temporary Equity	22,819,964	22,959,945

	September 30, 2018	December 31, 2017
EQUITY
50,000,000 of total Preferred shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares designated, 419,859 and 453,567 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively with a liquidation preference of $625,590 and $675,815 at September 30, 2018 and December 31, 2017, respectively.	420	454

Series C Convertible Preferred Stock, $0.001 par value; 44,000 shares designated, 31,568 shares issued and outstanding at December 31, 2017, with a liquidation preference of $3,156,800 at December 31, 2017.	—	32

Common stock, $0.001 par value per share; 750,000,000 shares authorized; 38,840,890 and 32,658,176 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	38,841	32,658
Additional paid-in capital	72,974,146	67,768,509
Accumulated deficit	(45,508,871)	(39,816,300)
Total Vertex Energy, Inc. stockholders' equity	27,504,536	27,985,353
Non-controlling interest	373,592	399,005
Total Equity	27,878,128	28,384,358
TOTAL LIABILITIES, TEMPORARY EQUITY, AND EQUITY	$89,129,776	$84,305,474

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$50,632,948	$32,470,451	$138,918,913	$104,153,844
Cost of revenues (exclusive of depreciation and amortization shown separately below)	42,593,367	28,696,461	114,434,776	90,864,044
Gross profit	8,039,581	3,773,990	24,484,137	13,289,800

Operating expenses:
Selling, general and administrative expenses	5,658,659	5,690,761	16,668,692	16,280,495
Depreciation and amortization	1,806,839	1,697,821	5,234,014	4,942,911
Total operating expenses	7,465,498	7,388,582	21,902,706	21,223,406
Income (loss) from operations	574,083	(3,614,592)	2,581,431	(7,933,606)
Other income (expense):
Interest income	—	1,519	659	5,748
Gain (loss) on sale of assets	—	25,693	51,523	(13,806)
Gain (loss) on change in value of derivative warrant liability	(2,169,133)	1,371,461	(2,124,971)	2,676,902
Interest expense	(798,800)	(733,459)	(2,448,771)	(2,688,394)
Total other income (expense)	(2,967,933)	665,214	(4,521,560)	(19,550)
Income (loss) before income tax	(2,393,850)	(2,949,378)	(1,940,129)	(7,953,156)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	(2,393,850)	(2,949,378)	(1,940,129)	(7,953,156)
Net income (loss) attributable to non-controlling interest	(105,970)	34,554	76,305	94,690
Net income (loss) attributable to Vertex Energy, Inc.	(2,287,880)	(2,983,932)	(2,016,434)	(8,047,846)

Accretion of discount on Series B and B-1 Preferred Stock	(515,698)	(424,480)	(1,444,376)	(1,267,778)
Accrual of dividends on Series B and B-1 Preferred Stock	(1,831,794)	(420,713)	(3,191,217)	(1,256,921)
Net income (loss) available to common shareholders	$(4,635,372)	$(3,829,125)	$(6,652,027)	$(10,572,545)
Income (loss) per common share
Basic	$(0.13)	$(0.12)	$(0.20)	$(0.32)
Diluted	$(0.13)	$(0.12)	$(0.20)	$(0.32)
Shares used in computing earnings per share
Basic	35,144,113	32,655,135	33,843,721	32,651,961
Diluted	35,144,113	32,655,135	33,843,721	32,651,961

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net income (loss)	$(1,940,129)	$(7,953,156)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Stock based compensation expense	494,779	460,475
Depreciation and amortization	5,234,014	4,942,911
(Gain) loss on sale of assets	(51,523)	13,806
(Increase) decrease in fair value of derivative warrant liability	2,124,971	(2,676,902)
Loss on commodity derivative contracts	1,859,234	—
Net cash settlements on commodity derivatives	(2,386,897)	—
Amortization of debt discount and deferred costs	474,360	571,635
Changes in operating assets and liabilities
Accounts receivable	(3,091,273)	2,054,774
Inventory	(341,329)	(195,977)
Prepaid expenses	(1,072,076)	(65,603)
Accounts payable, accrued expenses, and other liabilities	(641,003)	329,959
Other assets	(253,642)	129,500
Net cash provided by (used in) operating activities	409,486	(2,388,578)
Cash flows from investing activities
Acquisition of SES	(269,826)	—
Acquisition of Acadiana	—	(710,350)
Acquisition of Nickco	—	(1,126,730)
Acquisition of Ygriega	—	(162,500)
Purchase of fixed assets	(1,813,904)	(1,842,237)
Proceeds from sale of fixed assets	6,848	297,718
Net cash used in investing activities	(2,076,882)	(3,544,099)
Cash flows from financing activities
Payments on capital leases	(34,660)	—
Payment of debt issuance costs	—	(1,718,090)
Line of credit (payments) proceeds, net	1,408,206	1,012,444
Proceeds from note payable	4,024,964	16,570,929
Payments on note payable	(2,996,556)	(12,013,925)
Net cash provided by financing activities	2,401,954	3,851,358
Net change in cash, cash equivalents and restricted cash	734,558	(2,081,319)
Cash, cash equivalents, and restricted cash at beginning of the period	1,105,787	3,206,158
Cash, cash equivalents, and restricted cash at end of period	$1,840,345	$1,124,839

SUPPLEMENTAL INFORMATION
Cash paid for interest	$2,034,275	$1,328,401
Cash paid for taxes	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of Series A Preferred Stock into common stock	$34	$36
Conversion of Series B-1 Preferred Stock into common stock	$4,616,354	$119,440
Accretion of discount on Series B and B-1 Preferred Stock	$1,444,376	$1,267,778
Dividends-in-kind accrued on Series B and B-1 Preferred Stock	$3,191,217	$1,256,920
Equipment acquired under capital leases	$450,098	$—
Contingent consideration on Nickco acquisition	$—	$236,680
Common restricted shares for Nickco acquisition	$—	$474,000
Return of common shares for sale escrow	$—	$1,109

See accompanying notes to the consolidated financial statements

VERTEX ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at September 30, 2018.

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

Our Level 3 liabilities include our marked to market changes in the estimated value of our derivative warrants issued in connection with our Series B Preferred Stock and Series B1 Preferred Stock.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. In February 2018, FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendment clarifies that land easements are within the scope of the new leases standard (ASC 842) and introduces a new transition practical expedient allowing a company to not assess whether existing and expired land easements that were not previously accounted for as leases under current US GAAP (ASC 840) are or contain leases under ASC 842.

In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendment provides improvements that clarify specific aspects of the guidance in ASU 2016-02. In August 2018, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendment provides entities with an additional (and optional) transition method to adopt the new leases standard and provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. To date, certain personnel have attended technical training concerning this new standard and management is currently reviewing our various leases to identify those affected. The Company is also continuing to evaluate transition considerations such as whether to elect practical expedients, use of hindsight, and comparative reporting periods.

NOTE 3. CONCENTRATIONS, SIGNIFICANT CUSTOMERS, COMMITMENTS AND CONTINGENCIES

At September 30, 2018 and 2017 and for each of the nine months then ended, the Company’s revenues and receivables were comprised of the following customer concentrations:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	% of Revenues	% of Receivables	% of Revenues	% of Receivables
Customer 1	37%	37%	9%	23%
Customer 2	—%	—%	19%	—%
Customer 3	8%	3%	13%	3%
Customer 4	8%	5%	10%	7%

At September 30, 2018 and 2017 and for each of the nine months then ended, the Company's segment revenues were comprised of the following customer concentrations:

	% of Revenue by Segment			% Revenue by Segment
	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Black Oil	Refining	Recovery	Black Oil	Refining	Recovery
Customer 1	100%	—%	—%	100%	—%	—%
Customer 2	—%	—%	—%	100%	—%	—%
Customer 3	100%	—%	—%	100%	—%	—%
Customer 4	—%	100%	—%	—%	100%	—%

The Company had no vendors that represented 10% of total purchases or payables for the three and nine months ended September 30, 2018 and 2017.

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

Business commitment:

On June 5, 2016, Vertex Energy and Penthol C.V. (“Penthol”)  of the Netherlands aka Penthol LLC (a Penthol subsidiary in the United States) reached an agreement for Vertex Energy to act as Penthol’s exclusive agent to provide marketing, sales, and logistical duties of Group III base oil from the United Arab Emirates to the United States.  The start-up date was July 25, 2016, with a 5 year term through 2021 and the product ships via truck, rail and barge.

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

E-Source Holdings, LLC ("E-Source"), the wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source and Motiva. In July 2018, the parties entered into a confidential settlement agreement and settled all previously pending claims. The settlement did not have a material impact on the consolidated financial statements.

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

For time to time, our fuel oil customers in our black oil segment may request that we store product which they purchase from us in our facilities. We recognize revenues for these “bill and hold” sales once the following criteria have been met: (1) there is a substantive reason for the arrangement, (2) the product is segregated and identified as the customer's asset, (3) the product is ready for delivery to the customer, and (4) we cannot use the product or direct it to another customer.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended September 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$12,361,348	$—	$—	$12,361,348
Southern United States	28,038,716	7,313,630	2,919,254	38,271,600
	$40,400,064	$7,313,630	$2,919,254	$50,632,948
Sources of Revenue
Petroleum products	$40,400,064	$7,313,630	$547,184	$48,260,878
Metals	—	—	2,372,070	2,372,070
Total revenues	$40,400,064	$7,313,630	$2,919,254	$50,632,948

	Nine Months Ended September 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$31,314,405	$—	$—	$31,314,405
Southern United States	79,792,036	17,381,741	10,430,731	107,604,508
	$111,106,441	$17,381,741	$10,430,731	$138,918,913
Sources of Revenue
Petroleum products	$111,106,441	$17,381,741	$1,607,596	$130,095,778
Metals	—	—	8,823,135	8,823,135
Total revenues	$111,106,441	$17,381,741	$10,430,731	$138,918,913

	Three Months Ended September 30, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$7,770,262	$—	$—	$7,770,262
Southern United States	17,588,055	4,856,520	2,255,614	24,700,189
	$25,358,317	$4,856,520	$2,255,614	$32,470,451
Sources of Revenue
Petroleum products	$25,358,317	$4,856,520	$284,526	$30,499,363
Metals	—	—	1,971,088	1,971,088
Total revenues	$25,358,317	$4,856,520	$2,255,614	$32,470,451

	Nine Months Ended September 30, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Primary Geographical Markets
Northern United States	$22,305,861	$—	$—	$22,305,861
Southern United States	55,240,941	15,436,919	11,170,123	81,847,983
	$77,546,802	$15,436,919	$11,170,123	$104,153,844
Sources of Revenue
Petroleum products	$77,546,802	$15,436,919	$6,389,229	$99,372,950
Metals	—	—	4,780,894	4,780,894
Total revenues	$77,546,802	$15,436,919	$11,170,123	$104,153,844

Petroleum products- We derive a majority of our revenues from the sale of recovered/re-refined petroleum products, which include Base Oil, VGO (Vacuum Gas Oil), Pygas, Gasoline, Cutterstock and Fuel Oils.

Metals- Consist of recoverable ferrous and non-ferrous recyclable metals from manufacturing and consumption.  Scrap metal can be recovered from pipes, barges, boats, building supplies, surplus equipment, tanks, and other items consisting of metal composition.  These materials are segregated, processed, cut-up and sent back to a steel mill for re-purposing.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accounts receivable trade	$15,672,859	$12,925,059
Allowance for doubtful accounts	(1,292,595)	(1,636,068)
Accounts receivable trade, net	$14,380,264	$11,288,991

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

Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time. The interest rate is 12% at September 30, 2018.

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

The EBC Credit Agreement contains customary representations, warranties and requirements for the Company to indemnify the EBC Lenders and their affiliates. The EBC Credit Agreement also includes various covenants (positive and negative) binding upon the Company, including, prohibiting us from undertaking acquisitions or dispositions unless they meet the criteria set forth in the EBC Credit Agreement, not incurring any capital expenditures in an amount exceeding $3 million in any fiscal year that the EBC Credit Agreement is in place, and requiring us to maintain at least $2.5 million of borrowing availability under the Revolving Credit Agreement (defined below) in any 30 day period.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement” and together with the EBC Credit Agreement, the "Credit Agreements") with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At September 30, 2018, the maximum amount available to be borrowed was $4,000,267, based on the above borrowing base calculation.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 2.10% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
The Revolving Credit Agreement terminates on February 1, 2020, on which date we are required to repay the outstanding balance owed thereunder and any accrued and unpaid interest thereon. Borrowings under a revolving credit agreement that contain a subjective acceleration clause and also require a borrower to maintain a lockbox with the lender (whereby lockbox receipts may be applied to reduce the amount outstanding under the revolving credit agreement) are considered short-term obligations. As a result, the debt is classified as a current liability at September 30, 2018.
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
The principal balances of the EBC Credit Agreement and the Revolving Credit Agreement as of September 30, 2018 are $15,575,000 and $5,999,733, respectively.

Texas Citizens Bank Loan Agreement

The Company had notes payable to Texas Citizens Bank bearing interest at 5.50% per annum, maturing on January 7, 2020.  The balances of the notes payable was $834,283 at December 31, 2017. The note was paid off during the quarter ended September 30, 2018.
Insurance Premiums

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All such premium finance agreements have maturities of less than one year and have a balance of $1,841,083 at September 30, 2018 and $803,392 at December 31, 2017.

Capital Leases

On March 1, 2018, the Company obtained one capital lease. Payments are $908 per month for three years and the amount of the capital lease obligation has been reduced to $24,829 at September 30, 2018.

On May 29, 2018, the Company obtained one capital lease. Payments are $26,305 per quarter for four years and the amount of the capital lease obligation has been reduced to $390,609 at September 30, 2018.

The Company's outstanding debt facilities as of September 30, 2018 and December 31, 2017 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2018	Balance on December 31, 2017
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$15,575,000	$14,750,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	5,999,733	4,591,527
Tetra Capital Lease	Capital Lease	May, 2018	May, 2022	$419,690	390,609	—
Well Fargo Equipment Lease	Capital Lease	March, 2018	March, 2021	$30,408	24,829	—
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	—	834,283
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	1,841,083	803,392
Total					23,831,254	20,979,202
Deferred finance cost, net					(765,210)	(1,239,570)
Total, net of deferred finance costs					$23,066,044	$19,739,632

Future contractual maturities of notes payable as of September 30, 2018 are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$14,675,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	5,999,733	—	—	—	—	—
Tetra Capital Lease	82,969	88,743	94,919	123,978	—	—
Well Fargo Equipment Lease	9,931	10,413	4,485	—	—	—
Various institutions	1,841,083	—	—	—	—	—
Totals	8,833,716	14,774,156	99,404	123,978	—	—
Deferred finance costs, net	(573,912)	(191,298)	—	—	—	—
Totals, net of deferred finance costs	$8,259,804	$14,582,858	$99,404	$123,978	$—	$—
NOTE 7. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the three months ended September 30, 2018 and 2017 excludes: 1) options to purchase 3,438,837 and 3,030,249 shares, respectively, of common stock, 2) warrants to purchase 7,353,056 and 7,353,061 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,551,549 and 3,376,938 shares, respectively, of common stock, and 4) Series B1 Preferred Stock which is convertible into 11,074,331 and 12,862,572 shares, respectively, of common stock, 5) Series A Preferred Stock which is convertible into 419,859 and 456,608 shares, respectively, of common stock, and 6) Series C Preferred Stock, which was convertible into 3,156,800 shares of common stock as of September 30, 2017. Due to their anti-dilutive effect, the calculation of diluted earnings per share for the nine months ended September 30, 2018 and 2017 excludes: 1) options to purchase 3,438,837 and 3,030,249 shares, respectively, of common stock, 2) warrants to purchase 7,353,056 and 7,353,061 shares, respectively, of common stock, 3) Series B Preferred Stock which is convertible into 3,499,059 and 3,376,938 shares, respectively, of common stock, 4) Series B1 Preferred Stock which is convertible into 13,105,989 and 12,862,572 shares, respectively, of common stock, 5) Series A Preferred Stock which is convertible into 419,859 and 456,608 shares, respectively, of common stock, and 6) Series C Preferred Stock, which was convertible into 3,156,800 shares of common stock as of September 30, 2017.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Basic Earnings per Share
Numerator:
Net loss available to common shareholders	$(4,635,372)	$(3,829,125)	$(6,652,027)	$(10,572,545)
Denominator:
Weighted-average shares outstanding	35,144,113	32,655,135	33,843,721	32,651,961
Basic earnings per share	$(0.13)	$(0.12)	$(0.20)	$(0.32)

Diluted Earnings per Share
Numerator:
Net loss available to common shareholders	$(4,635,372)	$(3,829,125)	$(6,652,027)	$(10,572,545)
Denominator:
Weighted-average shares outstanding	35,144,113	32,655,135	33,843,721	32,651,961
Effect of dilutive securities
Stock options and warrants	—	—	—	—
Preferred Stock A	—	—	—	—
Diluted weighted-average shares outstanding	35,144,113	32,655,135	33,843,721	32,651,961
Diluted earnings (loss) per share	$(0.13)	$(0.12)	$(0.20)	$(0.32)

NOTE 8. COMMON STOCK

The total number of authorized shares of the Company’s common stock is 750,000,000 shares, $0.001 par value per share. As of September 30, 2018, there were 38,840,890 common shares issued and outstanding.

During the nine months ended September 30, 2018, the Company issued 6,182,473 shares of common stock in connection with the conversion of Series B1, Series B, Series C, and Series A Convertible Preferred Stock, pursuant to the terms of such securities. In addition, the Company issued 241 shares of common stock in connection with the cashless exercise of options.

NOTE 9.  PREFERRED STOCK AND DETACHABLE WARRANTS

The total number of authorized shares of the Company’s preferred stock is 50,000,000 shares, $0.001 par value per share. The total number of designated shares of the Company’s Series A Convertible Preferred Stock is 5,000,000 (“Series A Preferred”). The total number of designated shares of the Company’s Series B Convertible Preferred Stock is 10,000,000. The total number of designated shares of the Company’s Series B1 Convertible Preferred Stock is 17,000,000. The number of designated shares of the Company's Series C Convertible Preferred Stock is 44,000. As of September 30, 2018 and December 31, 2017, there were 419,859 shares and 453,567 shares of Series A Preferred Stock issued and outstanding, respectively. As of September 30, 2018 and December 31, 2017, there were 3,551,549 and 3,427,597 shares of Series B Preferred Stock issued and outstanding, respectively. As of September 30, 2018 and December 31, 2017, there were 11,074,331 and 13,151,989 shares of Series B1 Preferred Stock issued and outstanding, respectively. As of September 30, 2018, there were no shares of Series C Preferred Stock issued and outstanding. As of December 31, 2017, there were 31,568 shares of Series C Preferred Stock issued and outstanding.
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

The Warrants issued in connection with the Series B Preferred Stock (Series B Warrants) were initially valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the warrant shares at $7,028,067. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible preferred shares are accounted for net outside of stockholders’ equity with the Warrants accounted for as liabilities at their fair value. The initial value assigned to the derivative warrant liability was recognized through a corresponding discount to the Series B Preferred Stock. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. The initial valuation of the warrants resulted in a beneficial conversion feature on the convertible preferred stock of $5,737,796. The amounts related to the warrant discount and beneficial conversion feature will be accreted over the term as a deemed dividend. Fees in the amount of $1.4 million relating to the stock placement were netted against proceeds.
The following table represents the activity related to the Series B Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, during the nine months ended September 30, 2018 and 2017:

	2018	2017
Balance at beginning of period	$7,190,467	$5,676,467
Less: conversions of shares to common	(62,962)	—
Plus: discount accretion	815,373	643,458
Plus: dividends in kind	489,282	492,599
Balance at end of period	$8,432,160	$6,812,524

The Series B Warrants and Series B1 Warrants were revalued at September 30, 2018 and December 31, 2017 using the Dynamic Black Scholes model that computes the impact of a possible change in control transaction upon the exercise of the warrant shares at approximately $4,370,379 and $2,245,408, respectively. At September 30, 2018, the Series B Warrants and Series B1 Warrants were valued at approximately $1,357,079 and $3,013,300, respectively. The Dynamic Black Scholes Merton inputs used were: expected dividend rate of 0%, expected volatility of 76%-100%, risk free interest rate of 2.85% (Series B Warrants) and 2.95% (Series B1 Warrants), and expected term of 2.22 years (Series B Warrants) and 3.61 years (Series B1 Warrants).
At September 30, 2018 and December 31, 2017, a total of $165,162 and $139,186 of dividends were accrued on our outstanding Series B Preferred Stock, respectively. During the three months ended September 30, 2018 and 2017, we paid dividends in-kind in additional shares of Series B Preferred Stock of $162,719 and $139,186, respectively.

Series B1 Preferred Stock and Temporary Equity

Dividends on our Series B1 Preferred Stock accrue at an annual rate of 6% of the original issue price of the preferred stock ($1.56 per share), subject to increases if certain EBITDA thresholds are not met, and are payable on a quarterly basis. The dividends are payable by the Company, at the Company’s election, in registered common stock of the Company (if available), cash, or in-kind in Series B1 Preferred Stock at $1.56 per share. At March 31, 2018, and June 30, 2018, the EBITDA thresholds were not met resulting in a 9% dividend rate. At September 30, 2018, the EBITDA thresholds expired and the dividend rate of the Series B1 Preferred Stock returned to 6%.

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

The Warrants issued in connection with the Series B1 Preferred Stock offering (Series B1 Warrants) were initially valued using the Dynamic Black Scholes Merton formula pricing model that computes the impact of share dilution upon the exercise of the May 2016 Warrant shares at $2,867,264. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible Series B1 Preferred Stock shares are accounted for net outside of stockholders’ equity at $14,387,804 with the May 2016 Warrants accounted for as liabilities at their fair value. The initial value assigned to the derivative warrant liability was recognized through a corresponding discount to the Series B1 Preferred Stock. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded in earnings. This initial valuation of the warrants resulted in a beneficial conversion feature on the convertible preferred stock of $2,371,106. The amounts related to the warrant discount and beneficial conversion feature will be accreted over the term as a deemed dividend. Fees in the amount of $0.6 million relating to the stock placement were netted against proceeds.

The following table represents the activity related to the Series B1 Preferred Stock, classified as Temporary Equity on the accompanying Consolidated Balance Sheet, for the nine months ended September 30, 2018, and 2017:

	2018	2017
Balance at beginning of period	$15,769,478	$13,927,788
Less: conversions of shares to common	(3,746,917)	(86,467)
Plus: dividends-in-kind	1,736,240	848,082
Plus: discount accretion	629,003	591,347
Balance at end of period	$14,387,804	$15,280,750

As of September 30, 2018 and December 31, 2017, respectively, a total of $314,149 and $276,144 of dividends were accrued on our outstanding Series B1 Preferred Stock. During the three months ended September 30, 2018 and 2017, we paid dividends in-kind in additional shares of Series B Preferred Stock of $460,035 and $276,144, respectively.

The following is an analysis of changes in the derivative liability for the nine months ended September 30:

Level Three Roll-Forward
	2018	2017
Balance at beginning of period	$2,245,408	$4,365,992
Change in valuation of warrants	2,124,971	(2,676,902)
Balance at end of period	$4,370,379	$1,689,090

NOTE 10.  SEGMENT REPORTING

The Company’s reportable segments include the Black Oil, Refining & Marketing and Recovery divisions. Segment information for the three and nine months ended September 30, 2018 and 2017 is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$40,400,064	$7,313,630	$2,919,254	$50,632,948

Income (loss) from operations	$1,769,439	$(418,482)	$(776,874)	$574,083

THREE MONTHS ENDED SEPTEMBER 30, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$25,358,317	$4,856,520	$2,255,614	$32,470,451

Income (loss) from operations	$(2,769,027)	$(708,175)	$(137,390)	$(3,614,592)

NINE MONTHS ENDED SEPTEMBER 30, 2018
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$111,106,441	$17,381,741	$10,430,731	$138,918,913

Income (loss) from operations	$3,979,619	$(1,119,522)	$(278,666)	$2,581,431

NINE MONTHS ENDED SEPTEMBER 30, 2017
	Black Oil	Refining & Marketing	Recovery	Total
Revenues	$77,546,802	$15,436,919	$11,170,123	$104,153,844

Income (loss) from operations	$(6,816,027)	$(920,726)	$(196,853)	$(7,933,606)

NOTE 11. INCOME TAXES
Our effective tax rate of 0% on pretax income differs from the U.S. federal income tax rate of 21% because of the change in our valuation allowance.
The year to date loss at September 30, 2018 put the Company in an accumulated loss position for the cumulative 12 quarters then ended. For tax reporting purposes, we have net operating losses ("NOLs") of approximately $57.5 million as of September 30, 2018 that are available to reduce future taxable income. In determining the carrying value of our net deferred tax asset, the Company considered all negative and positive evidence. The Company has generated a pre-tax loss of approximately $2.0 million from January 1, 2018 through September 30, 2018.

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

The mark-to-market effects of these contracts as of September 30, 2018, are summarized in the following table. The Company held no open contracts at December 31, 2017. The notional amount is equal to the total net volumetric derivative position during the period indicated. The fair value of the crude oil swap agreements is based on the difference between the strike price and the New York Mercantile Exchange futures price for the applicable trading months.

Contract Type	Contract Period	Weighted Average Strike Price (Barrels)	Remaining Volume (Barrels)	Fair Value

Swap	Sep. 2018- Dec. 2018	$69.93	120,000	$740,200
Swap	Sep. 2018- Jan. 2019	$98.79	20,000	$(431,894)
Futures	Sep. 2018- Dec. 2018	$95.43	100,000	$(874,440)
Futures	Sep. 2018- Nov. 2018	$73.25	10,000	$(35,400)

The carrying values of the Company's derivatives positions and their locations on the consolidated balance sheets as of September 30, 2018 are presented in the table below.

Balance Sheet Classification	Contract Type	2018

	Crude oil swaps	$308,306
	Crude oil futures	(909,840)

Derivative commodity liability		$(601,534)

For the three and nine months ended September 30, 2018, we recognized $647,149 and $1,859,234 loss on commodity derivative contracts on the consolidated statements of operations as part of our costs of revenues, respectively.

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

NOTE 13. SUBSEQUENT EVENTS

Issuance of Series B and B1 Preferred Stock Shares In-Kind and Common Stock

We paid the accrued dividends on our Series B Preferred Stock and Series B1 Preferred Stock, which were accrued as of September 30, 2018, in-kind by way of the issuance of 53,278 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2018 and the issuance of 166,630 shares of common stock (at a conversion price of $1.55 per share, as calculated as provided in the designation) pro rata to each of the then holders of our Series B1 Preferred Stock, other than those due to an affiliate of Mr. Benjamin P. Cowart, our Chief Executive Officer and Chairman, whose affiliated entity was issued 567 shares of restricted Series B Preferred Stock in lieu of common stock, because of the 9.99% beneficial ownership limitation in the designation in October 2018. If converted in full, the 53,278 shares of Series B Preferred Stock would convert into 53,278 shares of common stock and the 567 shares of Series B1 Preferred Stock would convert into 567 shares of common stock.

Conversion of Series B1 Preferred Stock

On October 4, 2018, a holder of shares of Series B1 Preferred Stock converted 1,000,000 shares of our Series B1 Preferred Stock into 1,000,000 shares of our common stock, pursuant to the terms of such Series B1 Preferred Stock.

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

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

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
We currently provide our services in 15 states, primarily in the Gulf Coast, Midwest and Mid-Atlantic regions of the United States. For the rolling twelve month period ending September 30, 2018, we aggregated approximately 102.3 million gallons of used motor oil and other petroleum by-product feedstocks and managed the re-refining of approximately 79.4 million gallons of used motor oil with our proprietary vacuum gas oil ("VGO") and Base Oil processes.
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
We manage the logistics of transport, storage and delivery of used oil to our customers. We own a fleet of 18 transportation trucks and more than 150 aboveground storage tanks with over 7.3 million gallons of storage capacity. These assets are used by both the Black Oil division and the Refining and Marketing division. In addition, we also utilize third parties for the transportation and storage of used oil feedstocks. Typically, we sell used oil to our customers in bulk to ensure efficient delivery by truck, rail, or barge. In many cases, we have contractual purchase and sale agreements with our suppliers and customers, respectively. We believe these contracts are beneficial to all parties involved because it ensures that a minimum volume is purchased from collectors and generators, a minimum volume is sold to our customers, and we are able to minimize our inventory risk by a spread between the costs to acquire used oil and the revenues received from the sale and delivery of used oil. We have historically used our proprietary TCEP technology to re-refine used oil into marine fuel cutterstock and a higher-value feedstock for further processing (we are currently utilizing TCEP to pre-treat our used motor oil feedstock prior to shipping to our facility in Marrero, Louisiana; but have not operated our TCEP for the purpose of producing finished cutterstock since the third quarter of fiscal 2015, due to market conditions). In addition, at our Marrero, Louisiana facility we produce a Vacuum Gas Oil (VGO) product that is sold to refineries as well as to the marine fuels market. At our Columbus, Ohio facility (Heartland Petroleum) we produce a base oil product that is sold to lubricant packagers and distributors.
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
Products and Services
We generate substantially all of our revenue from the sale of six product categories. All of these products are commodities that are subject to various degrees of product quality and performance specifications.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Set forth below are our results of operations for the three months ended September 30, 2018 as compared to the same period in 2017.

	Three Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2018	2017
Revenues	$50,632,948	$32,470,451	$18,162,497	56%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	42,593,367	28,696,461	(13,896,906)	(48)%
Gross profit	8,039,581	3,773,990	4,265,591	113%

Selling, general and administrative expenses	5,658,659	5,690,761	32,102	1%
Depreciation and amortization	1,806,839	1,697,821	(109,018)	(6)%
Total operating expenses	7,465,498	7,388,582	(76,916)	(1)%

Income (loss) from operations	574,083	(3,614,592)	4,188,675	116%

Other income (expense):
Interest income	—	1,519	(1,519)	(100)%
Gain (loss) on asset sales	—	25,693	(25,693)	(100)%
Gain (loss) on change in value of derivative liability	(2,169,133)	1,371,461	(3,540,594)	(258)%
Interest expense	(798,800)	(733,459)	(65,341)	(9)%
Total other income (expense)	(2,967,933)	665,214	(3,633,147)	(546)%

Income (loss) before income tax	(2,393,850)	(2,949,378)	555,528	19%

Income tax benefit (expense)	—	—	—	—%

Net income (loss)	(2,393,850)	(2,949,378)	555,528	19%
Net income (loss) attributable to non-controlling interest	(105,970)	34,554	(140,524)	(407)%
Net income (loss) attributable to Vertex Energy, Inc.	$(2,287,880)	$(2,983,932)	$696,052	23%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased by 56% for the three months ended September 30, 2018, compared to the same period in 2017, due primarily to higher commodity prices during the three months ended September 30, 2018, compared to the same period in 2017. Total volume increased 6% during the three months ended September 30, 2018 compared to the same period in 2017. Volumes were impacted as a result of a turnaround at our Marrero facility during the period in 2018. Gross profit increased by 113% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was the result of our overall revenue improving due to higher commodity prices, a slight increase in volumes at our refining facilities and closer management of our costs and spreads during the period.

Additionally, our per barrel margin increased 100% for the three months ended September 30, 2018, relative to the three months ended September 30, 2017. This increase was a result of increased revenues and improvements in our product spreads related to increases in commodity prices, better management of our costs and spreads during the three months ended September 30, 2018, compared to the same period during 2017. The 48% increase in cost of revenues for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 is mainly a result of the increase in commodity prices and overhead operating expenses during the period.

Each of our segments’ income (loss) from operations during the three months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2018	2017
Total revenue	$40,400,064	$25,358,317	$15,041,747	59%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	32,550,126	22,016,825	(10,533,301)	(48)%
Gross profit (loss)	7,849,938	3,341,492	4,508,446	135%
Selling general and administrative expense	4,732,453	4,833,256	100,803	2%
Depreciation and amortization	1,348,046	1,277,263	(70,783)	(6)%
Income (loss) from operations	$1,769,439	$(2,769,027)	$4,538,466	164%

Refining Segment
Total revenue	$7,313,630	$4,856,520	$2,457,110	51%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	7,044,218	4,850,354	(2,193,864)	(45)%
Gross profit (loss)	269,412	6,166	263,246	4,269%
Selling general and administrative expense	431,969	461,391	29,422	6%
Depreciation and amortization	255,925	252,950	(2,975)	(1)%
Income (loss) from operations	$(418,482)	$(708,175)	$289,693	41%

Recovery Segment
Total revenue	$2,919,254	$2,255,614	$663,640	29%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	2,999,023	1,829,282	(1,169,741)	(64)%
Gross profit (loss)	(79,769)	426,332	(506,101)	(119)%
Selling general and administrative expense	494,237	396,114	(98,123)	(25)%
Depreciation and amortization	202,868	167,608	(35,260)	(21)%
Income (loss) from operations	$(776,874)	$(137,390)	$(639,484)	(465)%

Our Black Oil division's volume increased approximately 6% during the three months ended September 30, 2018 compared to the same period in 2017. This increase was due to improved operations at our plants, improved pricing for our finished products and increases in growth throughout our collection network. Volumes collected through our H&H Oil, L.P. (“H&H Oil”)(based in Houston, Austin and Corpus Christi, Texas) and Heartland (based in Ohio and West Virginia) collection facilities increased 14% during the three months ended September 30, 2018 compared to the same period in 2017. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold increased 6% for the three months ended September 30, 2018 versus the same period in 2017. This is important for our business as it illustrates our reach into the market.

In addition, commodity prices increased approximately 36% for the three months ended September 30, 2018, compared to the same period in 2017. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the three months ended September 30, 2018 increased $19.42 per barrel from a three month average of $46.37 for the three months ended September 30, 2017 to $65.79 per barrel for the three months ended September 30, 2018.

Overall volume for the Refining and Marketing division decreased 7% during the three months ended September 30, 2018 as compared to the same period in 2017. Our fuel oil cutter volumes increased 78% for the three months ended September 30, 2018, compared to the same period in 2017. Our pygas volumes decreased 34% for the three months ended September 30, 2018 as compared to the same period in 2017. These were a result of decreases in volumes of feedstock to process.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division increased 29% as a result of increased volumes and commodity prices, during the three months ended September 30, 2018, compared to the same period in 2017. Volumes of petroleum products acquired in our Recovery business were up 165% during the three months ended September 30, 2018, compared to the same period during 2017. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 113% and our margin per barrel increased approximately 100% for the three months ended September 30, 2018, compared to the same period in 2017. This increase was largely a result of increased commodity prices, slightly increased volumes processed through our facilities along with the improvement in spread related to higher finished product values and controlling feedstock costs and operational expenses during the quarter.

We had selling, general, and administrative expenses of $5,658,659 for the three months ended September 30, 2018, compared to $5,690,761 of selling, general, and administrative expenses for the prior year’s period, an decrease of $32,102 from the prior period.

We had income from operations of $574,083 for the three months ended September 30, 2018, compared to a loss from operations of $3,614,592 for the three months ended September 30, 2017, an increase of $4,188,675 or 116% from the prior year’s three-month period.  The increase was due to an increase in revenues resulting from improved market conditions, improvements in commodity prices, and higher volumes at our refining facilities; which translated into an overall improvement in our gross profit.

We also had interest expense of $798,800 for the three months ended September 30, 2018, compared to interest expense of $733,459 for the three months ended September 30, 2017, an increase in interest expense of $65,341 or 9% from the prior period due to a greater amount of debt outstanding during the three months ended September 30, 2018 related to investments being made at our refining facilities.

We had a $2,169,133 loss on change in value of derivative liability for the three months ended September 30, 2018, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a gain on change in the value of our derivative liability of $1,371,461 in the prior year's period. This change was mainly due to fluctuation in the market price of our common stock.

We had a net loss of $2,393,850 for the three months ended September 30, 2018, compared to a net loss of $2,949,378 for the three months ended September 30, 2017, a decrease in net loss of $555,528 or 19% from the prior period for the reasons described above. The majority of our net loss for the three months ended September 30, 2018, was attributable to the non-cash loss on change in value of derivative liability.

During the three months ended September 30, 2018 and 2017, the processing costs for our Refining and Marketing division located at KMTEX were $631,261 and $578,695, respectively. In addition, we have provided the results of operations for this segment of our business below during the same three month periods.

Three Months Ended September 30,
	Refining and Marketing
	2018	2017
Revenues	$7,313,630	$4,856,520

Loss from operations	$(418,482)	$(708,175)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

Set forth below are our results of operations for the nine months ended September 30, 2018 as compared to the same period in 2017.

	Nine Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
	2018	2017
Revenues	$138,918,913	$104,153,844	$34,765,069	33%
Cost of Revenues (exclusive of depreciation shown separately below)	114,434,776	90,864,044	(23,570,732)	(26)%
Gross Profit	24,484,137	13,289,800	11,194,337	84%
Selling, general and administrative expenses	16,668,692	16,280,495	(388,197)	(2)%
Depreciation and amortization	5,234,014	4,942,911	(291,103)	(6)%
Income (loss) from operations	2,581,431	(7,933,606)	10,515,037	133%
Interest Income	659	5,748	(5,089)	(89)%
Gain (loss) on sale of assets	51,523	(13,806)	65,329	473%
Gain (loss) on change in value of derivative liability	(2,124,971)	2,676,902	(4,801,873)	(179)%
Interest expense	(2,448,771)	(2,688,394)	239,623	9%
Total other income (expense)	(4,521,560)	(19,550)	(4,502,010)	(23,028)%
Income (loss) before income taxes	(1,940,129)	(7,953,156)	6,013,027	76%
Income tax (expense) benefit	—	—	—	—%
Net income (loss)	(1,940,129)	(7,953,156)	6,013,027	76%
Net income (loss) attributable to non-controlling interest	76,305	94,690	(18,385)	(19)%
Net income (loss) attributable to Vertex Energy, Inc.	$(2,016,434)	$(8,047,846)	$6,031,412	75%

Each of our segments’ gross profit (loss) during the nine months ended September 30, 2018 and 2017 was as follows:

	Nine Months Ended September 30,		$ Change - Favorable (Unfavorable)	% Change - Favorable (Unfavorable)
Black Oil Segment	2018	2017
Total revenue	$111,106,441	$77,546,802	$33,559,639	43%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	89,244,032	66,853,881	(22,390,151)	(33)%
Gross profit (loss)	21,862,409	10,692,921	11,169,488	104%
Selling, general and administrative expense	13,909,868	13,755,566	(154,302)	(1)%
Depreciation and amortization	3,972,922	3,753,382	(219,540)	(6)%
Income (loss) from operations	$3,979,619	$(6,816,027)	$10,795,646	158%

Refining Segment
Total revenue	$17,381,741	$15,436,919	$1,944,822	13%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	16,318,259	14,202,323	(2,115,936)	(15)%
Gross profit	1,063,482	1,234,596	(171,114)	(14)%
Selling, general and administrative expense	1,416,927	1,407,590	(9,337)	(1)%
Depreciation and amortization	766,077	747,732	(18,345)	(2)%
Income (loss) from operations	$(1,119,522)	$(920,726)	$(198,796)	(22)%

Recovery Segment
Total revenue	$10,430,731	$11,170,123	$(739,392)	(7)%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	8,872,485	9,807,840	935,355	10%
Gross profit	1,558,246	1,362,283	195,963	14%
Selling, general and administrative expense	1,341,897	1,117,339	(224,558)	(20)%
Depreciation and amortization	495,015	441,797	(53,218)	(12)%
Income (loss) from operations	$(278,666)	$(196,853)	$(81,813)	(42)%

Our revenues and cost of revenues are significantly impacted by fluctuations in commodity prices; increases in commodity prices typically result in increases in revenue and cost of revenues. Our gross profit is to a large extent a function of the market discount we are able to obtain in purchasing feedstock, as well as how efficiently management conducts operations.

Total revenues increased by 33% for the nine months ended September 30, 2018 compared to the same period in 2017, due primarily to higher commodity prices and increased volumes at our refineries, during the nine months ended September 30, 2018 compared to the prior period. Total volume decreased 2% during the nine months ended September 30, 2018 compared to the same period in 2017. Volumes were impacted as a result of turnarounds at each of our facilities during the 2018 period, as well as volumes being impacted by extensive turnarounds at some of our suppliers that delayed volumes of feedstock into our Refining & Marketing division. Gross profit increased by 84% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was the result of our overall revenue improving due to higher commodity prices, and closer management of our costs and spreads during the period. In our collection division we have continued to grow volumes organically. As a result of higher commodity pricing we have transitioned to a pay for oil program at our collection division.

Additionally, our per barrel margin increased 87% for the nine months ended September 30, 2018, relative to the nine months ended September 30, 2017. This increase was a result of increased revenues and improvements in our finished product spreads related to increases in our product values during the nine months ended September 30, 2018, compared to the same period during 2017. The 26% increase in cost of revenues for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, is mainly a result of the increase in commodity prices and shift to a pay for oil program implemented through our collections.

Our Black Oil division's volume increased approximately 4% during the nine months ended September 30, 2018, compared to the same period in 2017. This increase was due to the increased amount of volume managed through our facilities. The increase is related to investments we have made in our facilities to improve efficiency and overall production. Volumes collected through our H&H Oil and Heartland collection facilities increased 16% during the nine months ended September 30, 2018, compared to the same period in 2017. One of our key initiatives continues to be a focus on growing our own volumes of collected material and displacing the third party oil processed in our facilities.

Overall volumes of product sold decreased 2% for the nine months ended September 30, 2018, versus the same period in 2017. This is important for our business as it illustrates our reach into the market.

In addition, commodity prices increased approximately 32% for the nine months ended September 30, 2018, compared to the same period in 2017. For example, the average posting (U.S. Gulfcoast Residual Fuel No. 6 3%) for the nine months ended September 30, 2018, increased $15.99 per barrel from a nine month average of $45.09 for the nine months ended September 30, 2017, to $61.08 per barrel for the nine months ended September 30, 2018.

Overall volume for the Refining and Marketing division decreased 18% during the nine months ended September 30, 2018 as compared to the same period in 2017. This division experienced an increase in production of 3% for its gasoline blendstock for the nine months ended September 30, 2018, compared to the same period in 2017. Our fuel oil cutter volumes increased 16% for the nine months ended September 30, 2018, compared to the same period in 2017. Our pygas volumes decreased 35% for the nine months ended September 30, 2018 as compared to the same period in 2017. These changes were a result of decreases in volumes of feedstock to process from facilities that were undergoing extensive and delayed turnarounds that impacted the volume of product being shipped out.

Our Recovery division includes the business operations of Vertex Recovery Management. Revenues for this division decreased 7% as a result of lower volumes compared to the same period in 2017. Volumes of petroleum products acquired, in our Recovery business were down 19% during the nine months ended September 30, 2018, compared to the same period during 2017. This division periodically participates in project work that is not ongoing thus we expect to see fluctuations in revenue and gross profit from this division from period to period.

Overall gross profit increased 84% and our margin per barrel increased approximately 87% for the nine months ended September 30, 2018, compared to the same period in 2017. This increase was largely a result of increased volumes at our refineries along with the increase in value of our finished products as a result of improved commodity pricing.

The following table sets forth the high and low spot prices during the nine months ended September 30, 2018, for our key benchmarks.

2018
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$2.27	September 28	$1.64	February 12
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.15	September 28	$1.71	February 12
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$70.59	September 28	$51.30	February 9
NYMEX Crude oil (dollars per barrel)	$74.11	July 10	$59.19	February 13
Reported in Platt's US Marketscan (Gulf Coast)

The following table sets forth the high and low spot prices during the nine months ended September 30, 2017, for our key benchmarks.

2017
Benchmark	High	Date	Low	Date
U.S. Gulfcoast No. 2 Waterborne (dollars per gallon)	$1.66	September 25	$1.22	June 23
U.S. Gulfcoast Unleaded 87 Waterborne (dollars per gallon)	$2.06	August 31	$1.41	June 22
U.S. Gulfcoast Residual Fuel No. 6 3% (dollars per barrel)	$50.44	September 15	$39.42	June 21
NYMEX Crude oil (dollars per barrel)	$54.45	February 23	$42.53	June 21
Reported in Platt's US Marketscan (Gulf Coast)

We saw a significant rise during the first nine months of 2018, in each of the benchmark commodities we track compared to the same period in 2017.

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

We had selling, general, and administrative expenses of $16,668,692 for the nine months ended September 30, 2018, compared to $16,280,495 of selling, general, and administrative expenses for the prior year's period, an increase of $388,197 or 2%. This increase is primarily due to the additional selling, general and administrative expenses incurred by new business lines and acquisitions.

We had income from operations of $2,581,431 for the nine months ended September 30, 2018, compared to a loss from operations of $7,933,606 for the nine months ended September 30, 2017, an increase of $10,515,037 or 133% from the prior year’s nine-month period.  The increase was mainly due to an increase in overall gross profit for the nine months ended September 30, 2018.

We had interest expense of $2,448,771 for the nine months ended September 30, 2018, compared to interest expense of $2,688,394 for the nine months ended June 30, 2017, a decrease in interest expense of $239,623 or 9% due to the immediate recognition of unaccreted discounts upon the termination of the debt facilities with Goldman Sachs (our prior senior lender), a prior note holder and a prior lender and the refinancing with Encina, all of which occurred during the nine months ended September 30, 2017.

We had a gain on the sale of assets of $51,523 for the nine months ended September 30, 2018 compared to a loss on the sale of assets of $13,806 for the nine months ended September 30, 2017, mainly related to the sale of certain E-Source assets.

We had a $2,124,971 loss on change in value of derivative liability for the nine months ended September 30, 2018, in connection with certain warrants granted in June 2015 and May 2016, as described in greater detail in "Note 9. Preferred Stock and Detachable Warrants" to the unaudited consolidated financial statements included herein under "Part I"-"Item 1 Financial Statements" compared to a gain on change in the value of our derivative liability of $2,676,902 in the prior year's period. This change was mainly due to a fluctuation in the market price of our common stock.

We had net loss of $1,940,129 for the nine months ended September 30, 2018, compared to a net loss of $7,953,156 for the nine months ended September 30, 2017, a decrease in net loss of $6,013,027 or 76% from the prior period for the reasons described above. The majority of our net loss for the nine months ended September 30, 2018, was attributable to the non-cash loss on change in value of derivative liability and interest expense, as discussed above.

During the nine months ended September 30, 2018 and 2017, the processing costs for our Refining and Marketing division located at KMTEX were $1,573,152 and $1,829,576, respectively. In addition, we have provided the results of operations for this segment of our business below during the same nine month period.

Nine Months Ended
	Refining and Marketing
	2018	2017
Revenues	$17,381,741	$15,436,919

Loss from operations	$(1,119,522)	$(920,726)

Set forth below, we have disclosed a quarter-by-quarter summary of our statements of operations for the first, second and third quarters of 2018, fiscal year 2017 and the fourth and third quarters of 2016.

	Fiscal 2018			Fiscal 2017				Fiscal 2016
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$50,632,948	$46,917,770	$41,368,195	$41,345,248	$32,470,451	$36,912,779	$34,770,614	$31,055,936	$28,461,930
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	42,593,367	36,796,258	35,045,151	33,362,445	28,696,461	31,466,029	30,701,554	25,954,677	22,552,232
Gross Profit (loss)	8,039,581	10,121,512	6,323,044	7,982,803	3,773,990	5,446,750	4,069,060	5,101,259	5,909,698
Selling, general and administrative expenses	5,658,659	5,364,591	5,645,442	5,405,047	5,690,761	5,359,897	5,229,837	4,869,257	5,025,221
Depreciation and amortization	1,806,839	1,733,076	1,694,099	1,700,413	1,697,821	1,645,030	1,600,060	1,569,414	1,560,562
Total operating expenses	7,465,498	7,097,667	7,339,541	7,105,460	7,388,582	7,004,927	6,829,897	6,438,671	6,585,783
Income (loss) from operations	574,083	3,023,845	(1,016,497)	877,343	(3,614,592)	(1,558,177)	(2,760,837)	(1,337,412)	(676,085)
Other income (expense):
Interest income	—	659	—	—	1,519	2,277	1,952	1,522	1,490
Gain (loss) on change in value of warrant derivative liability	(2,169,133)	475,913	(431,751)	(556,318)	1,371,461	384,769	920,672	(674,309)	1,065,217
Gain (loss) on sale of assets	—	8,843	42,680	14,251	25,693	(26,399)	(13,100)	(1,323)	(68,799)
Interest expense	(798,800)	(847,456)	(802,515)	(794,668)	(733,459)	(618,448)	(1,336,487)	(373,900)	(399,545)
Total other income (expense)	(2,967,933)	(362,041)	(1,191,586)	(1,336,735)	665,214	(257,801)	(426,963)	(1,048,010)	598,363
Income (loss) before income taxes	(2,393,850)	2,661,804	(2,208,083)	(459,392)	(2,949,378)	(1,815,978)	(3,187,800)	(2,385,422)	(77,722)
Income tax benefit (expense)	—	—	—	274,423	—	—	—	—	—
Net income (loss)	(2,393,850)	2,661,804	(2,208,083)	(184,969)	(2,949,378)	(1,815,978)	(3,187,800)	(2,385,422)	(77,722)
Net income (loss) attributable to non-controlling interest	(105,970)	131,736	50,539	200,418	34,554	51,528	8,607	13,372	30,234
Net income (loss)	$(2,287,880)	$2,530,068	$(2,258,622)	$(385,387)	$(2,983,932)	$(1,867,506)	$(3,196,407)	$(2,398,794)	$(107,956)

The graph below charts our total quarterly revenue over time from September 30, 2016 to September 30, 2018:

In the table below, we have disclosed a quarter-by-quarter summary of our gross profit by segment for the first, second, and third quarters of 2018, fiscal year 2017 and the fourth and third quarters of 2016.

	GROSS PROFIT BY SEGMENT BY QUARTER
	Fiscal 2018			Fiscal 2017				Fiscal 2016
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Black Oil
Revenues	$40,400,064	$38,469,131	$32,237,246	$30,441,750	$25,358,317	$27,384,402	$24,804,083	$23,757,821	$22,907,235
Cost of revenues	32,550,126	29,723,927	26,969,978	24,323,240	22,016,825	22,967,478	21,869,577	19,294,872	17,881,933
Gross profit	$7,849,938	$8,745,204	$5,267,268	$6,118,510	$3,341,492	$4,416,924	$2,934,506	$4,462,949	$5,025,302

Refining & Marketing
Revenues	$7,313,630	$4,392,870	$5,675,241	$4,660,406	$4,856,520	$5,186,358	$5,394,041	$3,168,730	$4,436,111
Cost of revenues	7,044,218	4,034,509	5,239,532	4,222,872	4,850,354	4,704,353	4,647,616	2,918,793	3,635,211
Gross profit	$269,412	$358,361	$435,709	$437,534	$6,166	$482,005	$746,425	$249,937	$800,900

Recovery
Revenues	$2,919,254	$4,055,769	$3,455,708	$6,243,092	$2,255,614	$4,342,019	$4,572,490	$4,129,385	$1,118,584
Cost of revenues	2,999,023	3,037,821	2,835,641	4,816,333	1,829,282	3,794,197	4,184,361	3,741,012	1,035,088
Gross profit (loss)	$(79,769)	$1,017,948	$620,067	$1,426,759	$426,332	$547,822	$388,129	$388,373	$83,496

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

We had total assets of $89,129,776 as of September 30, 2018, compared to $84,305,474 at December 31, 2017. The increase was mainly due to higher accounts receivable, prepaid expenses and inventory levels during the nine months ended September 30, 2018, offset by a decrease in intangibles assets.

We had total current liabilities of $19,146,501 as of September 30, 2018, compared to $16,947,904 at December 31, 2017.
We had total liabilities of $38,431,684 as of September 30, 2018, including long-term debt of $14,483,702. This increase was largely due to the increase in outstanding debt as of September 30, 2018.

We had working capital of $7,830,596 as of September 30, 2018, compared to working capital of $3,523,548 as of December 31, 2017. The improvement in working capital from December 31, 2017 to September 30, 2018, is due to the reasons described above.

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

The Company financed insurance premiums through various financial institutions bearing interest rates from 4.00% to 4.52%. All of such premium finance agreements have maturities of less than one year and have a balance of $1,841,083 at September 30, 2018.

The Company's outstanding debt facilities as of September 30, 2018 and December 31, 2017 are summarized as follows:

Creditor	Loan Type	Origination Date	Maturity Date	Loan Amount	Balance on September 30, 2018	Balance on December 31, 2017
Encina Business Credit, LLC	Term Loan	February 1, 2017	February 1, 2020	$20,000,000	$15,575,000	$14,750,000
Encina Business Credit SPV, LLC	Revolving Note	February 1, 2017	February 1, 2020	$10,000,000	5,999,733	4,591,527
Tetra Capital Lease	Capital Lease	May, 2018	May, 2022	$419,690	390,609	—
Well Fargo Equipment Lease	Capital Lease	March, 2018	March, 2021	$30,408	24,829	—
Texas Citizens Bank	Term Note	January, 2015	January, 2020	$2,045,500	—	834,283
Various institutions	Insurance premiums financed	Various	< 1 year	$2,902,428	1,841,083	803,392
Total					23,831,254	20,979,202
Deferred finance costs, net					(765,210)	(1,239,570)
Total, net of deferred finance costs					$23,066,044	$19,739,632

Future contractual maturities of notes payable are summarized as follows:

Creditor	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Encina Business Credit, LLC	$900,000	$14,675,000	$—	$—	$—	$—
Encina Business Credit SPV, LLC	5,999,733	—	—	—	—	—
Tetra Capital Lease	82,969	88,743	94,919	123,978	—	—
Well Fargo Equipment Lease	9,931	10,413	4,485	—	—	—
Various institutions	1,841,083	—	—	—	—	—
Totals	8,833,716	14,774,156	99,404	123,978	—	—
Deferred finance costs, net	(573,912)	(191,298)	—	—	—	—
Totals, net of deferred finance costs	$8,259,804	$14,582,858	$99,404	$123,978	$—	$—

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

Amounts borrowed under the EBC Credit Agreement bear interest at 12%, 13% or 14% per annum, based on the ratio of (a) (i) consolidated EBITDA for such applicable period minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero) to (b) the sum of (i) debt service charges plus (ii) the aggregate amount of all dividend or other distributions paid on capital stock in cash for the most recently completed 12 month period (which ratio falls into one of the three following tiers: less than 1 to 1; from 1 to 1 to less than 1.45 to 1; or equal to or greater than 1.45 to 1, which together with the value below, determines which interest rate is applicable) and average availability under the Revolving Credit Agreement (defined below) (which falls into two tiers: less than $2.5 million and greater than or equal to $2.5 million, which together with the calculation above, determines which interest rate is applicable), as described in greater detail in the EBC Credit Agreement (increasing by 2% per annum upon the occurrence of an event of default). Interest on amounts borrowed under the EBC Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing, together with required $75,000 monthly principal repayments. We also have the right to make voluntary repayments of the amount owed under the EBC Credit Agreement in amounts equal to or greater than $100,000, from time to time. The interest rate is 12% at September 30, 2018.

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

We agreed to use the proceeds raised under the EBC Credit Agreement for working capital, capital expenditures, general corporate purposes and to refinance the prior credit agreements, and subject to the terms of the EBC Credit Agreement, to finance permitted acquisitions.

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

Effective February 1, 2017, we, Vertex Operating and substantially all of our operating subsidiaries, other than E-Source, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Encina Business Credit SPV, LLC as lender (“Encina”) and EBC as the administrative agent. Pursuant to the Revolving Credit Agreement, and the terms thereof, Encina agreed to loan us, on a revolving basis, up to $10 million, subject to the terms of the Revolving Credit Agreement and certain lending ratios set forth therein, which provide that the amount outstanding thereunder cannot exceed an amount equal to the total of (a) the lesser of (A) the value (as calculated in the Revolving Credit Agreement) of our inventory which are raw materials or finished goods that are merchantable and readily saleable to the public in the ordinary course of our business (“EBC Eligible Inventory”), net of certain inventory reserves, multiplied by 85% of the appraised value of EBC Eligible Inventory, or (B) the value (as calculated in the Revolving Credit Agreement) of EBC Eligible Inventory, net of certain inventory reserves, multiplied by 65%, subject to a ceiling of $4 million, plus (b) the face amount of certain accounts receivables (net of certain reserves applicable thereto) multiplied by 85% (subject to adjustment as provided in the Revolving Credit Agreement); minus (c) the then-current amount of certain reserves that the agent may determine necessary for the Company to maintain. At September 30, 2018, the maximum amount available to be borrowed was $4,000,267, based on the above borrowing base calculation.
Amounts borrowed under the Revolving Credit Agreement bear interest, subject to the terms of the Revolving Credit Agreement, at the one month LIBOR interest rate then in effect, subject to a floor of 0.25% (which interest rate is currently approximately 2.10% per annum), plus an additional 6.50% per annum (increasing by 2% per annum upon the occurrence of an event of default), provided that under certain circumstances amounts borrowed bear interest at the higher of (a) the “prime rate”; (b) the Federal Funds Rate, plus 0.50%; and (c) the LIBOR Rate for a one month interest period, plus 1.00%. Interest on amounts borrowed under the Revolving Credit Agreement is payable by us in arrears, on the first business day of each month, beginning on the first business day of the first full month following the closing.
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
We agreed to use the proceeds raised under the Revolving Credit Agreement for working capital, capital expenditures, general corporate purposes and to refinance the prior credit agreements.
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
The principal balances of the EBC Credit Agreement and the Revolving Credit Agreement as of September 30, 2018 are $15,575,000 and $5,999,733, respectively.
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

Cash flows for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
Beginning cash, cash equivalents and restricted cash	$1,105,787	$3,206,158
Net cash provided by (used in):
Operating activities	409,486	(2,388,578)
Investing activities	(2,076,882)	(3,544,099)
Financing activities	2,401,954	3,851,358
Net increase (decrease) in cash, cash equivalents and restricted cash	734,558	(2,081,319)
Ending cash, cash equivalents and restricted cash	$1,840,345	$1,124,839

Net cash provided by operating activities was $409,486 for the nine months ended September 30, 2018, as compared to net cash used in operating activities of $2,388,578 during the corresponding period in 2017. Our primary sources of liquidity are cash flows from our operations and the availability to borrow funds under our credit and loan facilities, as well as private sales of securities. The primary reason for the increase in cash provided by operating activities for the nine month period ended September 30, 2018, compared to the same period in 2017, was the improvement in operations.

Investing activities used cash of $2,076,882 for the nine months ended September 30, 2018, as compared to having used $3,544,099 of cash during the corresponding period in 2017 due mainly to acquisitions completed during 2017.

Financing activities provided cash of $2,401,954 for the nine months ended September 30, 2018, as compared to providing cash of $3,851,358 during the corresponding period in 2017. The financing activities for the nine months ended September 30, 2018 were comprised of note proceeds of approximately $4.0 million, offset by approximately $3.0 million used to pay down our long-term debt, and $1.4 million of proceeds on our line of credit. The financing activities for the nine months ended September 30, 2017 were comprised of net payments of debt issuance costs of approximately $1.7 million, and note proceeds of approximately $16.5 million (in connection with our entry into the EBC Credit Agreement and Revolving Credit Agreement), offset by approximately $12.0 million used to pay down our long-term debt (relating to amounts paid on our previous financing agreements).

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
Impairment of long-lived assets
The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB ASC regarding long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company determined that no long-lived asset impairment existed at September 30, 2018.
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

At September 30, 2018, the Company had approximately $16.7 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (2.10% at September 30, 2018) plus 6.50% per year.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2018, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis as described in the following paragraph.

During the third quarter of 2018, we entered into a sale transaction in which we recognized the revenue in accordance with the bill and hold criteria under ASC 606. The Company did not have inventory controls associated with having client's inventory on site at quarter end. As a result, the Company did not design and maintain effective controls to assess the risks of misstatement, and therefore the appropriateness of inventory recognition, associated with fuel oil inventory transfers outside of our standard production. The Company is in the process of updating its controls related to the accuracy, cut-off, and completeness of inventory transactions related to certain fuel oil arrangements.

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

E-Source, a wholly-owned subsidiary of Vertex Operating, was named as a defendant (along with Motiva Enterprises, LLC, ("Motiva")) in a lawsuit filed in the Sixtieth (60th) Judicial District, Jefferson County, Texas, on April 22, 2015. Pursuant to the lawsuit, Whole Environmental, Inc. ("Whole"), made certain allegations against E-Source, and Motiva. In July 2018, the parties entered into a confidential settlement agreement and settled all previously pending claims.

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

For the period from July 1, 2018 to September 30, 2018, a total of approximately $165,162 of dividends accrued on our outstanding Series B Preferred Stock and for the period from July 1, 2018 to September 30, 2018, a total of approximately $314,149 of dividends accrued on our outstanding Series B1 Preferred Stock. We chose to pay such dividends on the Series B Preferred Stock in-kind by way of the issuance of 53,278 restricted shares of Series B Preferred Stock pro rata to each of the then holders of our Series B Preferred Stock in October 2018. We chose to pay such dividends on the Series B1 Preferred Stock by way of the issuance of 166,630 shares of common stock (at a conversion price of $1.55 per share, as calculated as provided in the Designation) pro rata to each of the then holders of our Series B1 Preferred Stock, other than those due to an affiliate of Mr. Benjamin P. Cowart, our Chief Executive Officer and Chairman, whose affiliated entity was issued 567 shares of restricted Series B1 Preferred Stock in lieu of common stock, because the designation of the Series B1 Convertible Preferred Stock (the “Designation”) includes a 9.99% beneficial ownership limitation preventing the issuance of any shares of common stock to any holder thereunder if such issuance would result in such holder exceeding beneficial ownership of 9.99% of the Company’s outstanding common stock, and Mr. Cowart already beneficially owns greater than 9.99% of our outstanding common stock. If converted in full, the 53,278 shares of Series B Preferred Stock would convert into 53,278 shares of common stock and the 567 shares of Series B1 Preferred Stock would convert into 567 shares of common stock.

As the issuance of the Series B Preferred Stock, Series B1 Preferred Stock and common stock in-kind in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

On July 27, 2018, the holder of shares of Series C Convertible Preferred Stock of the Company converted 16,675 shares of our Series C Convertible Preferred Stock into 1,667,500 shares of our common stock, pursuant to the terms of such Series C Convertible Preferred Stock.

On August 2, 2018, a holder of shares of Series C Convertible Preferred Stock of the Company converted 16,675 shares of our Series C Convertible Preferred Stock into 1,667,500 shares of our common stock, pursuant to the terms of such Series C Convertible Preferred Stock.

On September 5, 2018, two holders of shares of Series C Convertible Preferred Stock of the Company converted 14,893 shares of our Series C Convertible Preferred Stock into 1,489,300 shares of our common stock, pursuant to the terms of such Series C Convertible Preferred Stock.

On September 17, 2018, three affiliated holders of our Series B1 Convertible Preferred Stock, converted 1,326,552 shares of our Series B1 Convertible Preferred Stock which they held into 1,326,552 shares of our common stock.

On September 21, 2018, Prescott Group Aggressive Small Cap Master Fund, G.P., a greater than 5% shareholder of our common stock and a holder of our Series B1 Convertible Preferred Stock, converted 1,000,000 shares of our Series B1 Convertible Preferred Stock which it held into 1,000,000 shares of our common stock.

On October 4, 2018, Prescott Group Aggressive Small Cap Master Fund, G.P. converted 1,000,000 shares of our Series B1 Convertible Preferred Stock which it held into 1,000,000 shares of our common stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances, as the securities were exchanged by us with our existing security holders in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

As a result of the conversions and other transactions described above, there are 419,859 outstanding shares of Series A Convertible Preferred Stock, which if converted in full, would convert into 419,859 shares of common stock; 3,604,827 outstanding shares of Series B Convertible Preferred Stock, which if converted in full, would convert into 3,604,827 shares of common stock; 10,074,898 outstanding shares of Series B1 Convertible Preferred Stock, which if converted in full, would convert into 10,074,898 shares of common stock as of the date of this filing, and no outstanding shares of Series C Convertible Preferred Stock.

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

VERTEX ENERGY, INC.

Date: November 5, 2018	By: /s/ Benjamin P. Cowart
Benjamin P. Cowart
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2018	By: /s/ Chris Carlson
Chris Carlson
Chief Financial Officer
(Principal Financial/Accounting Officer)